Form 10-Q
period 1996-03-31
CREATIVE COMPUTERS INC
filed 1996-05-15
CIK 937941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1996

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from _______ to ______

                         Commission file number 0-25790

                            CREATIVE COMPUTERS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                               95-4518700
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)



                              2645 Maricopa Street
                          Torrance, California  90503
                    (address of principal executive offices)
                                 (310) 787-4500
              (Registrant's telephone number, including area code)



Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X      No
                              ---------     ---------


 Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

   There were 9,763,740 outstanding shares of COMMON STOCK at May 10, 1996.

                            Creative Computers, Inc.

                               Index to Form 10-Q



PART I - FINANCIAL INFORMATION                                           Page

Item 1 - Financial Statements (unaudited)

Consolidated Balance Sheets................................................2

Consolidated Statements of Operations......................................3

Consolidated Statements of Cash Flows......................................4

Condensed Notes to the Consolidated Financial Statements...................5


Item 2 -Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................6


PART II - OTHER INFORMATION................................................8

SIGNATURE..................................................................9

                            Creative Computers, Inc.

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                 March 31, 1996         December 31, 1995
                                                                   (unaudited)
Assets
Current assets:
Cash and cash equivalents                                            $10,364                $ 13,082
Securities available for sale                                          1,616                  12,575
Accounts receivable, net of allowance for
   doubtful accounts                                                  18,414                  18,305
Inventories                                                           43,217                  52,026
Prepaid expenses and other current assets                              5,783                   4,231
Deferred income taxes                                                  1,109                   1,109
                                                                     -------                --------
     Total current assets                                             80,503                 101,328
Property, plant and equipment, net                                    11,198                  10,814
Other assets                                                             378                     427
                                                                     -------                --------
                                                                     $92,079                $112,569
                                                                      ======                 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                     $28,885                $ 46,098
Accrued expenses and other current liabilities                         7,885                   8,642
Capital leases - current portion                                         248                     250
Notes payable - current portion                                           39                      31
                                                                     -------                --------
     Total current liabilities                                        37,057                  55,021
Capital leases                                                           475                     535
Notes payable                                                             61                      54
Deferred income taxes                                                    399                     399
                                                                     -------                --------
     Total liabilities                                                37,992                  56,009
                                                                     -------                --------

Stockholders' equity:
Common stock, $.001 par value; 15,000,000 shares
  authorized; 9,763,740 and 9,750,000 shares issued
   and outstanding                                                        10                      10
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding
Additional paid in capital                                            51,574                  51,547
Retained earnings                                                      2,503                   5,003
                                                                     -------                --------
     Total stockholders' equity                                       54,087                  56,560
                                                                     -------                --------
                                                                     $92,079                $112,569
                                                                      ======                 =======



            See condensed notes to consolidated financial statements

                            Creative Computers, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)





                                                                 For the three months ended
                                                                          March 31,
                                                                 1996                   1995
Net sales                                                      $109,171                $88,065

Cost of goods sold                                               95,949                 75,758
                                                               --------                -------

  Gross profit                                                   13,222                 12,307

Selling, general and administrative expenses                     17,460                  9,610
                                                               --------                -------

Income (loss) from operations                                    (4,238)                 2,697

Interest income (expense), net                                       98                   (126)
                                                               --------                -------

Income (loss) before income taxes                                (4,140)                 2,571

Provision (benefit) for income taxes                             (1,640)                 1,035
                                                               --------                -------

Net income (loss)                                              $ (2,500)               $ 1,536
                                                               --------                -------

Earnings (loss) per share                                        $(0.25)                 $0.22
                                                               ========                =======

Weighted average number of
shares outstanding                                                9,787                  6,983
                                                               --------                -------





           See condensed notes to consolidated financial statements.

                            Creative Computers, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                               For the three months ended
                                                                         March 31, 1996          March 31, 1995
Cash flows from operating activities:
Net income (loss)                                                           $ (2,500)                $ 1,536
Adjustments to reconcile net income (loss) to
   net cash (used in)provided by operating activities:
     Depreciation and amortization                                               465                     190
     Increase in allowance for doubtful accounts                                 394                      17
     Increase in inventory reserves                                            1,866                      95
     Deferred income taxes                                                      ----                      (2)
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (503)                 (2,488)
       Inventories                                                             6,943                  (3,059)
       Prepaid expenses and other current assets                              (1,552)                 (1,314)
       Other assets                                                               49                     (37)
       Accounts payable                                                      (17,213)                  1,679
       Accrued expenses and other current liabilities                           (757)                  4,852
       Income taxes payable                                                     ----                     (57)
                                                                            --------                 -------
       Total adjustments                                                     (10,308)                   (124)
                                                                            --------                 -------
     Net cash (used in) provided by operating activities                     (12,808)                  1,412
                                                                            --------                 -------

Cash flows from investing activities:
     Purchases of securities available for sale                               (5,895)                   ----
     Redemptions of securities available for sale                             16,854                    ----
     Acquisition of property, plant and equipment                               (849)                 (1,013)
     Increase in related party notes receivable                                 ----                    (125)
                                                                            --------                 -------
     Net cash provided by (used in) investing activities                      10,110                  (1,138)
                                                                            --------                 -------

Cash flows from financing activities:
     Net line of credit payments                                                ----                  (3,180)
     (Payments)borrowings under notes payable, net                                15                    (125)
     Payments under notes payable -related parties                              ----                    (164)
     Principal payments of obligations under capital leases                      (62)                   (102)
     Subordinated debt borrowings                                               ----                   2,000
     Proceeds from stock issued under stock option plans                          27                    ----
                                                                            --------                 -------
     Net cash used by financing activities                                       (20)                 (1,571)
                                                                            --------                 -------
Net decrease in cash and cash equivalents                                     (2,718)                 (1,297)

Cash and cash equivalents:
     Beginning of the period                                                  13,082                   3,348
                                                                            --------                 -------
     End of the period                                                      $ 10,364                 $ 2,051
                                                                             =======                  ======

           See condensed notes to consolidated financial statements.

                            Creative Computers, Inc.

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Statements

     The consolidated interim financial statements include the accounts of Creative Computers, Inc. (a Delaware corporation) and its wholly owned subsidiaries (the Company) and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K at December 31, 1995.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

2.   Holding Company Transaction

     On February 22, 1995, the Company (a California corporation) became a wholly-owned subsidiary of Creative Computers, Inc., a newly formed Delaware corporation, by merger of a wholly-owned subsidiary of the newly formed Delaware corporation into the Company. In the merger, 10,000 shares of Common Stock of the Company outstanding prior to the merger were converted into 4,900,000 shares of Common Stock in the newly formed Delaware corporation. The accompanying financial statements have been retroactively adjusted to give effect to this transaction.

3.   Net Income (Loss) Per Share

     Net income (loss) per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period, after retroactive adjustment for the Holding Company Transaction (Note 2). Common share equivalents include dilutive stock options and warrants, if any, using the treasury stock method.

4.   Conversion of  Stock Warrant

     On April 1, 1995, the holder of the Company's subordinated debt exercised its warrant to purchase up to 30% of the equity of the Company for $5 million. The debt holder exercised the warrant by canceling the subordinated debt and reducing by $50,000 the amount of cash the Company was required to pay for interest accrued through the date of conversion.

5.   Initial Public Offering

     On April 3, 1995, the Company completed an initial public offering (the Offering) of 2,250,000 shares of common stock at an offering price of $17.00 per share. Net proceeds to the Company were $34,401,000, after deducting the underwriting discount and other costs associated with the Offering.

     In connection with the Offering, the Company purchased a retail store location previously owned by the Company's majority stockholders by repaying the indebtedness on the property of approximately $1,297,000, canceling related party notes receivable in the amount of $1,771,000, making a payment of approximately $181,000 to the stockholders, and recording a payable to a related company for $251,000 which was paid in May 1995. The aggregate purchase price for the property was $3.5 million, an amount determined by the Board of Directors to be the current fair value of the property based on a recent appraisal. However, the property has been included in the Company's financial statements at the stockholders' historical cost of $1,823,000 which resulted in a reduction in the Company's retained earnings of $1,677,000.

6.   Follow-on Offering

     On August 23, 1995, the Company completed a follow-on offering for 2,300,000 shares of common stock, of which 500,000 shares were sold by the Company, at an offering price of $26.25 per share. Net proceeds to the Company were $12,149,000, after deducting the underwriting discount and other costs associated with this follow-on offering.

7.   Stock Options

     On February 12, 1996, the Compensation Committee of the Board of Directors repriced all stock options previously granted to the closing price for the day of $9.50 per share. Additionally, the Compensation Committee also granted 130,000 options to certain officers of the Company at $9.50 per share.

8.   Unusual Period End Charges

     During the quarter ended March 31, 1996, the Company experienced approximately $1.9 million in losses due to theft and inventory shrinkage. Some portion of this total may be recovered from insurance. Customer fraudulent credit card charges and chargebacks also increased resulting in a charge of $1.3 million during the quarter ended March 31, 1996. In addition, the Company was victimized by external credit card fraud, including two schemes investigated by the Secret Service and others investigated by local law enforcement.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company began operations in 1987 with a single retail store and mail order operations conducted through advertisements in national magazines. The Company added an additional retail store in 1988, became an authorized Apple dealer in 1991, opened two additional retail stores in the second quarter of 1993 and relocated its original store in the fourth quarter of 1993.

In May of 1993, the Company relocated its mail order/catalog operations to a central location. The Company shifted its principal distribution and marketing focus from retail stores to direct mail distribution and marketing. In March 1994, the Company received authorization from Apple to offer the full retail line of Apple products via direct mail. The Company distributed the first edition of its MacMall catalog in April 1994, the first edition of its PC Mall catalog in May 1995, and the first edition of its DataCom Mall catalog in January 1996.

The Company operates a full-service distribution center in Memphis, Tennessee. The distribution center consists of over 220,000 square feet, and was opened during the fourth quarter of 1995. On May 1, 1997, the Company is obligated to lease an additional 105,000 square feet of the existing distribution center building.

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to individuals, home offices, small businesses and large corporations. The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 32.4% of the Company's net sales for the quarter ended March 31, 1996 as compared to 56.3% for the comparable quarter of the prior year.

The Company experiences variability in its net sales and net income on a quarterly basis as a result of many factors. These factors include, among others, the following: business conditions and amount of growth in the personal computer industry and general economy; competitive factors, including increasing competition from other catalog and retail store resellers and price pressures related hereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer and clones thereof; reliance on Apple Computer and other vendors; inventory risks due to shifts in market demand and/or price erosion of owned inventory; continued success in sales growth; ability to attract and retain customers; management growth; ability to attract and retain personnel, including key management personnel; costs of paper, printing, and postage; technological change and inventory obsolescence; dependence on management information systems, including the telephone system and related fraud review system; and other items described in the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its Annual Report on Form 10-K for 1995.

Results of Operations

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

Net sales for the quarter ended March 31, 1996 were $109.2 million, a 24.0% increase over net sales of $88.1 million for the comparable quarter in 1995. Mail order/catalog net sales reflected an increase of 36%, from $71.4 million in the first quarter of last year to $97.1 million for the quarter ended March 31, 1996. The increase in net sales was primarily attributable to an increase in sales of Wintel products which resulted from the distribution of the Company's new PC Mall catalog. Sales of PC Mall products accounted for 19% of net sales during the quarter ended March 31, 1996. The increase on the PC side was partially offset by slower growth in Apple related catalog sales and decreased retail store sales as a result of recent media attention relating to difficulties being faced by Apple Computer. Net sales at the Company's retail stores were down 11% from the comparable quarter of 1995.

Gross profit increased by $0.9 million, or 7.4%, to $13.2 million for the quarter ended March 31, 1996 from $12.3 million in the first quarter of 1995. Gross profit as a percentage of net sales decreased to 12.2% for the first quarter of 1996 from 14.0% during the quarter ended March 31, 1995. The decrease in gross profit margin was primarily the result of unusually high theft and shrinkage of inventory which approximated $1.9 million during the quarter, before insurance recoveries, if any. The Company's average order size was $425 for the three months ended March 31, 1996 as compared to $495 for the same period in 1995. The Company shipped approximately 267,000 orders during the three months ended March 31, 1996 as compared to 151,000 for the same period last year. The Company distributed approximately 10.2 million catalogs (4 million of PC Mall and DataCom Mall) during the three months ended March 31, 1996.

Selling, general and administrative (SG&A) expenses increased by $7.9 million, or 81.7%, to $17.5 million for the three months ended March 31, 1996 from $9.6 million for the comparable period in the prior year. As a percentage of net sales, SG&A expenses increased to 16.0% for the quarter from 10.9% for the corresponding quarter in 1995. The increase in SG&A costs as a percentage of sales was primarily attributable to an increase in personnel costs associated with the strengthening of the Company's management team, an increase in advertising costs resulting from the increased catalog circulation, and operational inefficiencies associated with the relocation of the Company's distribution center to Memphis, Tennessee from Torrance, California. In addition, the increase as a percentage of net sales was the result of unusually high fraudulent credit card charges and chargebacks which was primarily due to an error generated by a minor software update installed in the quarter, which allowed orders to bypass the Company's fraud review system. This situation was corrected as soon as practical and the Company has seen a decrease in the amount of loss to date.

Net interest income/(expense) for the three months ended March 31, 1996 increased by $224,000 or 178%, to $98,000 compared to $(126,000) for the comparable quarter in 1995.

Liquidity and Capital Resources

The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been borrowings from its stockholders, private investors and financial institutions. In April and August 1995, the Company completed an initial offering and a follow-on offering of its common stock which resulted in net proceeds to the Company of approximately $46.6 million. As of March 31, 1996, the Company had cash, cash equivalents and short term investments of $12.0 million.

Inventories decreased to $43.2 million at March 31, 1996 from $52 million at December 31, 1995 as a result of increased efforts to improve inventory turns. Accounts receivable increased $0.1 million at March 31, 1996 from $18.3 million to $18.4 million at December 31, 1995. Open account sales grew to approximately 17.1% of net sales for the three months ended March 31, 1996 as compared to 12.7% for the comparable period in 1995.

During the three months ended March 31, 1996, the Company's capital expenditures were $0.8 million primarily for distribution equipment and leasehold improvements for the Company's Memphis distribution center. Capital expenditures for the comparable quarter of last year were $1.0 million. The Company's primary capital needs will continue to be the funding of its working capital requirements for anticipated sales growth.

The Company has an existing credit facility of $50.0 million with a financial institution. At March 31, 1996, the Company had $10.5 million outstanding under this credit facility. The credit facility functions in lieu of a vendor trade payable for inventory purchases and is included in accounts payable. The revolving credit line is cancelable upon 30 days advance notice and does not
bear interest if paid within 60 days of the date inventory is purchased.   The
credit facility is secured by substantially all of the Company's assets and contains certain covenants which require the Company to maintain a minimum level of tangible net worth (as defined).

As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company would place additional demands on the Company's management and operating and financial resources. The Company is engaged in ongoing evaluation of and discussions with third parties regarding potential acquisitions and from time to time has submitted, and may in the future submit, proposals with respect to such potential acquisitions. The Company currently has no definitive agreements with respect to any such acquisitions.

Inflation

Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the future. There can be no assurances, however, that the Company's business will not be so affected by inflation.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

10.1     Letter Agreement between David Burcham and the Company

         (b)  Reports on Form 8-K

         None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CREATIVE COMPUTERS, INC.


Date: May 14, 1996                  By  /s/ David Burcham
                                        David Burcham
                                        Acting Chief Financial Officer

                                    (Duly Authorized Officer of the Registrant and Principal Financial Officer)