Form 10-Q
period 1996-06-30
CREATIVE COMPUTERS INC
filed 1996-08-14
CIK 937941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1996

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from        to
                                               ------     ------

                         Commission file number 0-25790

                            CREATIVE COMPUTERS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           95-4518700
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)


                              2645 Maricopa Street
                          Torrance, California  90503
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

                         Yes      X      No
                              ---------     --------


   There were 9,773,912 outstanding shares of COMMON STOCK at August 7, 1996.

                           CREATIVE COMPUTERS, INC.

                              INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                    PAGE

Item 1 - Financial Statements

Consolidated Balance Sheets....................................    2

Consolidated Statements of Operations..........................    3

Consolidated Statements of Cash Flows..........................    4

Condensed Notes to the Consolidated Financial Statements.......    5


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................    6

Item 4 - Submission of Matters to a Vote of Security-Holders...   10

PART II - OTHER INFORMATION....................................   11

SIGNATURE......................................................   12


                            CREATIVE COMPUTERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            JUNE 30, 1996        DECEMBER 31, 1995
                                                             (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                       $13,093             $ 13,082
Securities available for sale                                     4,140               12,575
Accounts receivable, net of allowance for
   doubtful accounts                                             14,566               18,305
Inventories                                                      35,764               52,026
Prepaid expenses and other current assets                         3,426                4,231
Deferred income taxes                                             4,625                1,109
                                                                -------             --------
     Total current assets                                        75,614              101,328
Property, plant and equipment, net                               10,933               10,814
Deferred income taxes                                             2,119                    -
Other assets                                                        323                  427
                                                                -------             --------
                                                                $88,989             $112,569
                                                                =======             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                $28,803             $ 46,098
Accrued expenses and other current liabilities                    8,460                8,642
Capital leases - current portion                                    246                  250
Notes payable - current portion                                      38                   31
                                                                -------             --------
     Total current liabilities                                   37,547               55,021
Capital leases                                                      414                  535
Notes payable                                                        53                   54
Deferred income taxes                                                 -                  399
                                                                -------             --------
     Total liabilities                                           38,014               56,009
                                                                -------             --------
Stockholders' equity:
Common stock, $.001 par value; 15,000,000 shares
  authorized; 9,773,912 and 9,750,000 shares issued
  and outstanding                                                    10                   10
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding
Additional paid in capital                                       53,839               51,547
Retained earnings (deficit)                                      (2,874)               5,003
                                                                -------             --------
     Total stockholders' equity                                  50,975               56,560
                                                                -------             --------
                                                                $88,989             $112,569
                                                                =======             ========

           See condensed notes to consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                    1996        1995             1996        1995
Net sales                                          $94,527     $82,743         $203,698    $170,808

Cost of goods sold                                  88,085      70,866          184,034     146,624
                                                   -------     -------         --------    --------

Gross profit                                         6,442      11,877           19,664      24,184

Selling, general and administrative expenses        15,556       9,077           33,016      18,687
                                                   -------     -------         --------    --------

Income (loss) from operations before
  interest and income taxes                         (9,114)      2,800          (13,352)      5,497

Interest income                                        137         205              235          79
                                                   -------     -------         --------    --------

Income (loss) before income taxes                   (8,977)      3,005          (13,117)      5,576

Provision (benefit) for income taxes                (3,600)      1,128           (5,240)      2,163
                                                   -------     -------         --------    --------

Net income (loss)                                  $(5,377)    $ 1,877         $ (7,877)   $  3,413
                                                   =======     =======         ========    ========
Earnings (loss) per share                          $ (0.55)    $  0.20         $  (0.81)   $   0.42
                                                   =======     =======         ========    ========

Weighted average shares outstanding                  9,771       9,304            9,763       8,142
                                                   -------     -------         --------    --------


           See condensed notes to consolidated financial statements.

                            CREATIVE COMPUTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                    FOR THE SIX MONTHS ENDED
                                                                 JUNE 30, 1996    JUNE 30, 1995
Cash flows from operating activities:
Net income (loss)                                                $ (7,877)        $  3,413
Adjustments to reconcile net income
 (loss) to net cash used in operating activities:
    Depreciation and amortization                                     946              445
    Increase in allowance for doubtful accounts                     1,994              268
    Increase in inventory reserves                                  5,544              375
    Deferred income taxes                                          (6,034)             136
    Changes in operating assets and liabilities:
      Accounts receivable                                           1,745           (3,747)
      Inventories                                                  10,718          (14,612)
      Prepaid expenses and other current assets                       805           (2,445)
      Other assets                                                    104             (174)
      Accounts payable                                            (17,295)           1,241
      Accrued expenses and other current liabilities                 (182)           5,336
      Income taxes payable                                              -             (715)
                                                                 --------         --------
      Total adjustments                                            (1,655)         (13,892)
                                                                 --------         --------
    Net cash used in operating activities                          (9,532)         (10,479)
                                                                 --------         --------

Cash flows from investing activities:
    Purchases of securities available for sale                    (14,043)         (14,671)
    Redemptions of securities available for sale                   22,478                -
    Acquisition of property, plant and equipment                   (1,065)          (4,520)
    Increase in related party notes receivable                          -             (370)
                                                                 --------         --------
    Net cash provided by (used in) investing activities             7,370          (19,561)
                                                                 --------         --------
Cash flows from financing activities:
    Net line of credit payments                                         -           (3,279)
    Borrowing (payments) under notes payable, net                       6           (1,031)
    Payments under notes payable - related parties                      -             (415)
    Proceeds from profits realized by Director in sale of stock     2,160                -
    Principal payments of obligations under capital leases           (125)            (364)
    Subordinated debt borrowings                                        -            2,000
    Net proceeds from initial public offering                           -           34,401
    Proceeds from stock issued under stock option plans               132                -
                                                                 --------         --------
    Net cash provided by financing activities                       2,173           31,312
                                                                 --------         --------
Net increase in cash and cash equivalents                              11            1,272
Cash and cash equivalents:
    Beginning of the period                                        13,082            3,348
                                                                 --------         --------
    End of the period                                            $ 13,093         $  4,620
                                                                 ========         ========


           See condensed notes to consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1996 and 1995 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.

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

5.   PUBLIC STOCK OFFERINGS

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

6.   PROCEEDS FROM PROFITS REALIZED BY DIRECTOR IN THE SALE OF STOCK

     In June 1996, the Company recorded additional paid in capital in the amount of $2,160,000 which represents cash contributed to the Company associated with profits realized in the sale of stock by a Director due to Section 16(b) of the Securities Exchange Act of 1934.

7.   UNUSUAL PERIOD END CHARGES

     During the quarter ended June 30, 1996, the Company analyzed inventory by category and age in conjunction with an analysis of market conditions including the uncertainties surrounding Apple in the first half of the year. As a result, the Company recorded write-downs of $3,700,000 of inventory including adjustments for slow-moving and excessive inventory, $1,600,000 for accounts receivable, and $1,700,000 for products returned to vendors for which the Company does not anticipate payment.

     During the quarter ended March 31, 1996, the Company experienced approximately $1,900,000 in losses due to theft and inventory shrinkage. Some portion of this total may be recovered from insurance. Customer fraudulent credit card charges and chargebacks also increased resulting in a charge of $1,300,000 during the quarter ended March 31, 1996. In addition, the Company was victimized by external credit card fraud, including two schemes investigated by the Secret Service and others investigated by law enforcement.


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

The Company operates a full-service distribution center in Memphis, Tennessee. The distribution center consists of over 220,000 square feet, and was opened during the fourth quarter of 1995. On May 1, 1997, the Company is obligated to lease an additional 105,000 square feet of the existing distribution center building. Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to individuals, home offices, small businesses and large corporations. The Company is dependent on sales of Apple computers and software and peripheral products used with

Apple computers. Products manufactured by Apple represented approximately 34.8% of the Company's net sales for the quarter ended June 30, 1996 as compared to 52.6% for the comparable period of 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,1995

Net sales for the quarter ended June 30, 1996 were $94.5 million, a 14% increase over net sales of $82.7 million for the comparable quarter in 1995. Net sales for the period increased primarily due to growth in PC sales, which generated sales of $17 million for the three months ended June 30, 1996, compared with $3.9 million for only two months during the same period last year. Apple and related sales were $77.5 million for the three months ended June 30, 1996 as compared with $78.8 million for the comparable period in the prior year. Mail order/catalog net sales reflected an increase of 23.6%, from $68.2 million in the second quarter last year to $84.3 million for the quarter ended June 30, 1996. The Company distributed approximately 10 million catalogs (4 million of PC Mall and DataCom Mall) during the three months ended June 30, 1996. During the same period ended June 30, 1995, the Company distributed approximately 8.1 million catalogs.

Gross profit decreased by $5.4 million to $6.4 million for the quarter ended June 30, 1996 from $11.9 million in the second quarter of 1995. Gross profit as a percentage of net sales decreased to 6.8% for the second quarter of 1996 from 14.3% at June 30, 1995. The decrease in gross profit margin was primarily the result of inventory write-downs of $3.7 million which includes adjustments for slow-moving and excessive inventory and $1.7 million for products returned to vendors for which the Company does not anticipate payment. The Company shipped approximately 189,000 mail order/catalog orders during the three months ended June 30, 1996 as compared to 148,000 for the same period last year. The Company's average order size was $447 for the three months ended June 30, 1996 as compared to $460 for the same period in 1995.

Selling, general and administrative (SG&A) expenses increased by $6.5 million to $15.6 million for the three months ended June 30, 1996 from $9.1 million for the comparable period in the prior year. The increase in SG&A costs was primarily attributable to an increase in personnel costs which included the strengthening of the Company's management team, an increase in advertising costs resulting from the increased catalog circulation, and a $1.6 million increase in allowance for doubtful accounts. As a percentage of net sales, SG&A expenses increased to 16.4% for the quarter from 11.0% for the same quarter in 1995.

Interest income for the three months ended June 30, 1996 decreased by $68,000 or 33%, to $137,000 compared to $205,000 for the comparable quarter in 1995. The decrease was due to a reduction in cash invested in securities available for sale.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

Net sales increased by $32.9 million or 19%, to $203.7 million in the six months ended June 30, 1996 from $170.8 million in the six months ended June 30, 1995. Net sales for the period increased primarily due to growth in PC sales, which generated sales of $38 million for the six months ended June 30, 1996, compared with $3.9 million for only two months during the same period last year. Apple and related sales were $165.7 million for the six months ended June 30, 1996 as compared with $166.9 million for the comparable period in the prior year. Mail order/catalog net sales reflected an increase of 30%, from $139.6 million for the six months ended June 30, 1995 to $181.4 million for the six months ended June 30, 1996. Approximately 20.2 million catalogs were mailed during the six months ended June 30, 1996, including 1.4 million just prior to the end of the second quarter. During the same period ended June 30, 1995, the Company distributed approximately 12.9 million catalogs.

Gross profit decreased by $4.5 million to $19.7 million for the six months ended June 30, 1996 from $24.2 million in the same period of 1995. Gross profit as a percentage of net sales decreased to 9.6% for the six months of 1996 compared to 14.2% for the six months of 1995. The decrease in gross profit margin was primarily the result of write-downs of $3.7 million for slow-moving and excessive inventory, $1.7 million for products returned to vendors for which the Company does not anticipate payment, and $1.9 million for theft and shrinkage of inventory in the first quarter of 1996.

Selling, general and administrative (SG&A) expense increased by $14.3 million to $33 million for the six months ended June 30, 1996 from $18.7 million for the comparable period in the prior year. The increase in SG&A was primarily the result of an increase in personnel costs which included strengthening of the Company's management team, an increase in advertising costs resulting from increased catalog circulation, operational inefficiencies associated with the relocation of the Company's distribution center to Memphis, Tennessee from Torrance, California, along with a $2.0 million increase in the allowance for doubtful accounts. As a percent to net sales, SG&A expenses increased to 16.2% for the period as compared to 10.9% for the six months of 1995.

Interest income for the six months ended June 30, 1996 increased by $156,000 or 197%, to $235,000 compared to $79,000 for the comparable quarter in 1995. The increase in interest income is a result of the investment of cash proceeds from the Company's stock offerings in April and August of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Prior to April 1995, the Company's primary sources of financing have been borrowings from its stockholders, private investors and financial institutions. In April and August of 1995, the Company completed an initial public offering and a follow-on offering of its common stock which resulted in net proceeds to the Company of approximately $46.6 million. As of June 30, 1996, the Company had cash and short term investments of $17.2 million.

Inventories decreased to $35.8 million at June 30, 1996 from $52 million at December 31, 1995 as a result of continued efforts to improve inventory turns and inventory write-downs described above of $5.6 million. Accounts receivable decreased $3.7 million at June 30, 1996 to $14.6 million compared to $18.3 million at December 31, 1995, partially as a result of increasing the allowance for doubtful accounts by $2.0 million.

During the six months ended June 30, 1996, the Company's capital expenditures were $1.1 million primarily for distribution equipment and leasehold improvements for the Company's new Memphis distribution center. Capital expenditures for the comparable period of last year were $4.5 million. The Company's primary capital needs will continue to be the funding of its working capital requirements for anticipated sales growth.

The Company has an existing credit facility of $50.0 million with a financial institution. At June 30, 1996, the Company had $7.4 million outstanding under this credit facility. The credit facility functions in lieu of a vendor trade payable for inventory purchases and is included in accounts payable. The revolving credit line is cancelable upon 30 days advance notice and does not
bear interest if paid within 60 days of the date inventory is purchased.   The
credit facility is secured by substantially all of the Company's assets and contains certain covenants which require the Company to maintain a minimum level of tangible net worth.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital.

In June 1996, a Director contributed additional paid in capital of $2.2 million associated with profits realized in the sale of stock due to Section 16(b) of the Securities Exchange Act of 1934.

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

OUTLOOK
- -------

The Company expects sales for the third quarter of 1996 to exceed its second quarter 1996 results, but to fall below the same quarter last year. The anticipated decline is a result of a number of factors, including reduced circulation of MacMall catalogs for most of the quarter compared to the same quarter last year in light of Apple's past difficulties, including product shortages on Apple CPUs such as their newly introduced Mac lines and high-end and mid-range Powerbook models. Fourth quarter 1996 sales currently are expected to surpass significantly the third quarter of 1996 as a result of expected increased availability of Apple CPUs and planned increased circulation of the MacMall catalog during the fourth quarter. The Company also anticipates an increase in sales of its Wintel-platform product lines during the third and fourth quarters. Wintel-platform sales significantly increased during the third quarter to date as a result of the Company's increased efforts to grow this part of the business. The Company recently received authorization from Hewlett Packard to carry additional CPU products which is expected to contribute to further increases in Wintel-platform sales.

BUSINESS FACTORS
- ----------------

Except for historical information, all of the statements, expectations and assumptions contained in this report are forward looking statements. The realization of any or all of these expectations and assumptions is subject to a number of risks and uncertainties, and it is possible that the assumptions made by management may not materialize. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from our expectations include competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer and clones thereof; and our reliance on Apple Computer and other vendors. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its Annual Report on Form 10-K for 1995.

ITEM 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company held its 1996 Annual Meeting of Stockholders on May 30, 1996. At the Annual Meeting the stockholders voted on the following matters:

     1. The reelection as directors of Frank F. Khulusi, Sam U. Khulusi, Ahmed O. Alfi and Al S. Joseph, all whom were reelected at the Annual Meeting.

     2. The ratification of the appointment of Price Waterhouse LLP as independent auditors for the Company for the year ended December 31, 1996 (the "Accountant's Proposal").

     3. The approval of an amendment to the Company's 1994 Stock Incentive Plan to increase the number of shares authorized to be issued under the plan (the "Stock Plan Proposal").

     The results of voting for the Accountant's Proposal and the Stock Plan Proposal were as follows:

                                  FOR       AGAINST   ABSTENTIONS
                                ---------   -------   -----------

     Accountant's Proposal      8,650,310    25,200         7,100

     Stock Plan Proposal        5,654,652   839,711         9,250


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a)  Exhibits

         10.1 Letter Agreement between Richard Finkbeiner and the Company

         (b)  Reports on Form 8-K

         None.


                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CREATIVE COMPUTERS, INC.




Date:  August 7, 1996               By  /s/  RICHARD FINKBEINER
                                        -----------------------
                                        Richard Finkbeiner
                                        Chief Financial Officer

                                        (Duly Authorized Officer of the
                                        Registrant and Principal Financial
                                        Officer)