Form 10-Q
period 1996-09-30
CREATIVE COMPUTERS INC
filed 1996-11-14
CIK 937941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1996

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

                         Yes      X      No  __________
                              ---------



 There were 9,774,076 outstanding shares of COMMON STOCK at November 12, 1996.

                           CREATIVE COMPUTERS, INC.

                              INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                              PAGE
Item 1 - Financial Statements

Consolidated Balance Sheet..................................................  2

Consolidated Statement of Operations........................................  3

Consolidated Statement of Cash Flows........................................  4

Condensed Notes to the Consolidated Financial Statements....................  5


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  6

PART II - OTHER INFORMATION.................................................  10

SIGNATURE...................................................................  11

                            CREATIVE COMPUTERS, INC.

                          CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                              SEPTEMBER 30,  1996                DECEMBER 31, 1995
                                                                  (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                           $ 19,626                         $ 13,082
Securities available for sale                                          4,097                           12,575
Accounts receivable, net of allowance for
   doubtful accounts                                                  16,574                           18,305
Inventories                                                           46,547                           52,026
Prepaid expenses and other current assets                              4,058                            4,231
Deferred income taxes                                                  4,421                            1,109
                                                                    --------                         --------
     Total current assets                                             95,323                          101,328
Property, plant and equipment, net                                    11,012                           10,814
Deferred income taxes                                                  2,119                             ----
Other assets                                                             190                              427
                                                                    --------                         --------
                                                                    $108,644                         $112,569
                                                                    ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $ 44,180                         $ 46,098
Accrued expenses and other current liabilities                        12,336                            8,642
Capital leases - current portion                                         245                              250
Notes payable - current portion                                           37                               31
                                                                    --------                         --------
     Total current liabilities                                        56,798                           55,021
Capital leases                                                           354                              535
Notes payable                                                             45                               54
Deferred income taxes                                                   ----                              399
                                                                    --------                         --------
     Total liabilities                                                57,197                           56,009
                                                                    --------                         --------

Stockholders' equity:
Common stock, $.001 par value; 15,000,000 shares
    authorized; 9,774,945 and 9,750,000 shares issued                     10                               10
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding
Additional paid in capital                                            53,845                           51,547
Treasury stock, at cost; 15,000 shares                                   (91)                            ----
Retained earnings (deficit)                                           (2,317)                           5,003
                                                                    --------                         --------
     Total stockholders' equity                                       51,447                           56,560
                                                                    --------                         --------
                                                                    $108,644                         $112,569
                                                                    ========                         ========

           See condensed notes to consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)


                                                FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                   1996          1995                 1996            1995
Net sales                                        $111,291       $119,546             $314,989        $290,354

Cost of goods sold                                 97,321        103,562              281,355         250,186
                                                 --------       --------             --------        --------

Gross profit                                       13,970         15,984               33,634          40,168

Selling, general and administrative expenses       13,201         13,119               46,217          31,806

Cost associated with the relocation of
  the Company's distribution center                   ---            150                  ---             150
                                                 --------       --------             --------        --------

Income (loss) from operations before
  interest and income taxes                           769          2,715              (12,583)          8,212

Interest income                                       215            224                  450             303
                                                 --------       --------             --------        --------

Income (loss) before income taxes                     984          2,939              (12,133)          8,515

Provision (benefit) for income taxes                  427          1,155               (4,813)          3,318
                                                 --------       --------             --------        --------

Net income (loss)                                $    557       $  1,784             $ (7,320)       $  5,197
                                                 ========       ========             ========        ========
Earnings (loss) per share                        $   0.06       $   0.19             $  (0.75)       $   0.60
                                                 ========       ========             ========        ========

Weighted average shares outstanding                 9,882          9,633                9,764           8,639
                                                 --------       --------             --------        --------

           See condensed notes to consolidated financial statements.

                            CREATIVE COMPUTERS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 1996           SEPTEMBER 30, 1995
Cash flows from operating activities:
Net income (loss)                                                          $ (7,320)                   $  5,197
Adjustments to reconcile net income (loss) to
   net cash (used in) operating activities:
  Depreciation and amortization                                               1,439                         819
  Loss on disposal of asset                                                    ----                          19
  Increase in allowance for doubtful accounts                                 2,089                         536
  Increase in inventory reserves                                              5,579                         615
  Deferred income taxes                                                      (5,830)                        607
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (358)                    (11,729)
    Inventories                                                                (100)                    (25,921)
    Prepaid expenses and other current assets                                   173                      (3,269)
    Other assets                                                                237                        (353)
    Accounts payable                                                         (1,918)                     11,752
    Accrued expenses and other current liabilities                            3,694                       5,798
    Income taxes payable                                                       ----                      (1,082)
                                                                           --------                    --------
    Total adjustments                                                         5,005                     (22,208)
                                                                           --------                    --------
  Net cash used in operating activities                                      (2,315)                    (17,011)
                                                                           --------                    --------

Cash flows from investing activities:
  Purchases of securities available for sale                                (19,223)                    (15,649)
  Redemptions of securities available for sale                               27,701                        ----
  Acquisition of property, plant and equipment                               (1,637)                     (6,382)
  Increase in related party notes receivable                                   ----                        (265)
                                                                           --------                    --------
  Net cash provided by (used in) investing activities                         6,841                     (22,296)
                                                                           --------                    --------
Cash flows from financing activities:
  Payments on line of credit, net                                              ----                      (3,279)
  Payments under notes payable, net                                              (3)                     (1,037)
  Payments under notes payable - related parties                               ----                        (415)
  Proceeds from profits realized by Director in sale of stock                 2,160                        ----
  Principal payments of obligations under capital leases                       (186)                       (874)
  Borrowings through subordinated debt                                         ----                       2,000
  Net proceeds from sale of common stock                                       ----                      46,550
  Purchase of treasury stock                                                    (91)                       ----
  Proceeds from stock issued under stock option plans                           138                        ----
                                                                           --------                    --------
  Net cash provided by financing activities                                   2,018                      42,945
                                                                           --------                    --------
Net increase in cash and cash equivalents                                     6,544                       3,638
Cash and cash equivalents:
  Beginning of the period                                                    13,082                       3,348
                                                                           --------                    --------
  End of the period                                                        $ 19,626                    $  6,986
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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1996 and 1995 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.

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

     During the quarter ended March 31, 1996, the Company experienced approximately $1,900,000 in losses due to theft and inventory shrinkage.
     A small portion of this total has been recovered from insurance. Customer fraudulent credit card charges and chargebacks also increased resulting in a charge of $1,300,000 during the quarter ended March 31, 1996. In addition , the Company was victimized by external credit card fraud, including two schemes investigated by the Secret Service and others investigated by law enforcement.


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

In May of 1993, the Company relocated its mail order/catalog operations to a central location in Torrance, CA. The Company shifted its principal distribution and marketing focus from retail stores to direct mail distribution and marketing. In March 1994, the Company received authorization from Apple to offer the full retail line of Apple products via direct mail. The Company distributed the first edition of its MacMall catalog in April 1994, the first edition of its PC Mall catalog in May 1995, and the first edition of its DataCom Mall catalog in January 1996. During the fourth quarter of 1995, the Company moved its distribution center from Torrance, CA to a new facility in Memphis, TN. This distribution center consists of 220,000 square feet, with an additional 105,000 square feet to be added on May 1, 1997.

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to individuals, home offices, small businesses and large corporations. The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 27% of the Company's net sales for the quarter ended September 30, 1996 as compared to 44% for the comparable period of 1995.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the quarter ended September 30, 1996 were $111.3 million, a 6.9% decrease over net sales of $119.5 million for the comparable quarter in 1995. Net sales for the quarter ended September 30, 1996 were up 17.7% over the second quarter of 1996. PC/Wintel sales increased 50% from $19.0 million last year to $28.4 million this year for the three months ended September 30, 1996. Apple and related sales decreased 17.6% to $82.9 million for the three months ended September 30, 1996 as compared with $100.5 million for the comparable period in the prior year primarily as a result of planned decrease in catalog circulation and shortages on certain CPU products. Mail order/catalog net sales reflected a decrease of 4.5%, from $102.3 million in the third quarter last year to $97.8 million for the quarter ended September 30, 1996. On a comparable basis (excluding DataCom) the Company's catalog circulation that impacted the quarter was approximately 10.5 million catalogs during the three months ended September 30, 1996. During the same period ended September 30, 1995, the number of catalogs was 11.7 million.

Gross profit decreased by $2 million to $14.0 million for the quarter ended September 30, 1996 from $16.0 million in the third quarter of 1995. Gross profit as a percentage of net sales decreased to 12.6% for the third quarter of 1996 from 13.4% for the like period in 1995 primarily due to PC sales comprising a larger percentage of the business and stronger sales promotions. The Company shipped approximately 240,000 mail order/catalog orders during the three months ended September 30, 1996 as compared to 224,000 for the same period last year. The Company's average order size was $407 for the three months ended September 30, 1996 as compared to $457 for the same period in 1995.

Selling, general and administrative (SG&A) expenses amounted to $13.2 million for the three months ended September 30, 1996 as compared to $13.1 million for the comparable period in the prior year. As a percentage of net sales, SG&A expenses increased to 11.9% for the quarter from 11.0% for the same quarter in 1995. Net advertising costs declined as a result of implementing a new marketing strategy while personnel costs increased as the Company continues to lay the foundation for future growth.

Interest income for the three months ended September 30, 1996 decreased by $9,000 or 4.0%, to $215,000 compared to $224,000 for the comparable quarter in 1995. The decrease was due to a reduction in cash invested in securities available for sale.

Net income decreased by $1.2 million to $0.6 million for the three months ended September 30, 1996 from $1.8 million for the same period last year. In comparison to the second quarter of 1996, net income improved from a loss of $(5.4) million in the second quarter to a profit of $0.6 million.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales increased by $24.6 million or 8.5% to $315.0 million in the nine months ended September 30, 1996 from $290.4 million in the nine months ended September 30, 1995. Net sales for the period increased primarily due to growth in PC sales, which generated sales of $65.9 million for the nine months ended September 30, 1996, compared with $22.9 million during the same period last year. Apple and related sales were $249.1 million for the nine months ended September 30, 1996 as compared with $267.5 million for the comparable period in the prior year. Mail order/catalog net sales reflected an increase of

13.1%, from $241.9 million for the nine months ended September 30, 1995 to $273.5 million for the nine months ended September 30, 1996. For comparative purposes (excluding DataCom) approximately 31.4 million catalogs were in circulation during the nine months ended September 30, 1996. During the same period ended September 30, 1995, the Company had approximately 22.8 million catalogs in circulation.

Gross profit decreased by $6.5 million to $33.6 million for the nine months ended September 30, 1996 from $40.2 million in the same period of 1995. Gross profit as a percentage of net sales decreased to 10.7% for the nine months of 1996 compared to 13.8% for the nine months of 1995. The decrease in gross profit margin was primarily the result of write-downs during the second quarter of 1996 of $3.7 million for slow-moving and excessive inventory and $1.7 million for products returned to vendors for which the Company does not anticipate payment plus $1.9 million for theft and shrinkage of inventory in the first quarter of 1996.

Selling, general and administrative (SG&A) expense increased by $14.4 million to $46.2 million for the nine months ended September 30, 1996 from $31.8 million for the comparable period in the prior year. The increase in SG&A was primarily the result of an increase in personnel costs which included strengthening of the Company's management team, an increase in advertising costs resulting from increased catalog circulation, operational inefficiencies in the first six months associated with the relocation of the Company's distribution center to Memphis, Tennessee from Torrance, California, along with a $2.0 million increase in the allowance for doubtful accounts. As a percent to net sales, SG&A expenses increased to 14.7% for the period as compared to 11.0% for the nine months of 1995.

Interest income for the nine months ended September 30, 1996 increased by $147,000 or 48.5%, to $450,000 compared to $303,000 for the comparable quarter in 1995. The increase in interest income is a result of the investment of cash proceeds from the Company's stock offerings in April and August of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Prior to April 1995, the Company's primary sources of financing have been borrowings from its stockholders, private investors and financial institutions. In April and August of 1995, the Company completed an initial public offering and a follow-on offering of its common stock which resulted in net proceeds to the Company of approximately $46.6 million. As of September 30, 1996, the Company had cash and short term investments of $23.7 million.

Inventories decreased to $46.5 million at September 30, 1996 from $52.0 million at December 31, 1995. Accounts receivable decreased $1.7 million at September 30, 1996 to $16.6 million compared to $18.3 million at December 31, 1995, partially as a result of increasing the allowance for doubtful accounts by $2.0 million.

During the nine months ended September 30, 1996, the Company's capital expenditures were $1.6 million primarily for distribution equipment and leasehold improvements for the Company's new Memphis distribution center. Capital expenditures for the comparable period of last year were $6.4 million. The Company's primary capital needs will continue to be the funding of its working capital requirements for anticipated sales growth.

The Company has an existing credit facility of $50.0 million with a financial institution. At September 30, 1996, the Company had $12.3 million outstanding under this credit facility. The credit facility functions in lieu of a vendor trade payable for inventory purchases and is included in accounts payable. The revolving credit line is cancelable upon 30 days advance notice and does not
bear interest if paid within 60 days of the date inventory is purchased.   The
credit facility is secured by substantially all of the Company's assets and contains certain covenants which require the Company to maintain a minimum level of tangible net worth.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of September 30, 1996, the Company has repurchased 15,000 shares.

As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company would place additional demands on the Company's management and operating and financial resources. The Company from time to time engages in evaluation of and discussions with third parties regarding potential acquisitions and from time to time has submitted, and may in the future submit, proposals with respect to such potential acquisitions. The Company currently has no definitive agreements with respect to any such acquisitions.

INFLATION

Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the near future. There can be no assurances, however, that the Company's business will not be so affected by inflation.

BUSINESS FACTORS

Except for historical information, all of the statements, expectations and assumptions contained in this report are forward looking statements. The realization of any or all of these expectations and assumptions is subject to a number of risks and uncertainties, and it is possible that the assumptions made by management may not materialize. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from our expectations include competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer and clones thereof; and the Company's reliance on major vendors and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its Annual Report on Form 10-K for 1995.

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibit 27 -- Financial Data Schedule

          (b)  Reports on Form 8-K

          None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CREATIVE COMPUTERS, INC.




Date:  November  12, 1996           By /s/ Richard Finkbeiner
                                       ------------------------
                                    RICHARD FINKBEINER
                                    Chief Financial Officer

                                    (Duly Authorized Officer of the Registrant and Principal Financial Officer)