Form 10-K
period 1996-12-31
CREATIVE COMPUTERS INC
filed 1997-03-31
CIK 937941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from _________ to _________.

                        Commission file number:  0-25790
                            CREATIVE COMPUTERS, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                    95-4518700
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                2645 MARICOPA STREET, TORRANCE, CALIFORNIA 90503
               (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (310) 787-4500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                              -------------------

                         Common Stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 14, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $22 million. The number of shares outstanding of the Registrant's Common Stock as of March 14, 1997 was 9,776,950.

     Documents incorporated by reference into Part III: Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                           CREATIVE COMPUTERS, INC.
                               TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I

Item 1.       Business..............................................................     3

Item 2.       Properties............................................................    19

Item 3.       Legal Proceedings.....................................................    20

Item 4.       Submission of Matters to a Vote of Security Holders...................    20

PART II

Item 5.       Market for Registrant's Common Stock
              and Related Stockholder Matters.......................................    20

Item 6.       Selected Financial Data...............................................    20

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.........................    22

Item 8.       Financial Statements and Supplementary Data...........................    26

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure................................    26

PART III

Item 10.      Directors and Executive Officers of the Registrant....................    26

Item 11.      Executive Compensation................................................    27

Item 12.      Security Ownership of Certain Beneficial Owners and Management........    27

Item 13.      Certain Relationships and Related Transactions........................    27

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.......    28

SIGNATURES..........................................................................    29

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Creative Computers, Inc. (the "Company") is a direct marketer of personal computer hardware, software and peripheral products. The Company offers products to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, retail showrooms and advertising on the Internet. The Company offers a broad selection of products through its distinctive, full-color catalogs, MacMall, PC Mall and DataCom Mall, and other promotional materials. The Company's staff of knowledgeable telemarketing sales executives, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical assistance. The Company believes that its high level of customer service results in customer loyalty and repeat customer orders. The Company also operates four retail showrooms in Southern California under the name Creative Computers.

STRATEGY

     The Company's strategy is to be a leading high-volume, cost-effective direct marketer of a broad range of personal computers, software and related products. Specific elements of the Company's operating strategy include:

     Focus on the Windows/Intel (WINTEL) Market. The Company launched its first PC catalog, PC Mall, primarily for WINTEL customers, in May 1995. During 1995, the Company published seven editions of PC Mall with a total circulation of 11.1 million copies. During 1996, the Company published thirteen editions of PC Mall and increased its circulation to 15.3 million copies and more than doubled its WINTEL-based revenue. In January 1996, the Company also mailed a new catalog, DataCom Mall, featuring networking and data communications related hardware and software products. During 1996, the Company received additional authorizations to resell major brand name products and is currently authorized to sell IBM, Compaq, Hewlett-Packard, NEC, Sony, Digital Equipment, AST, Hitachi, Toshiba, Texas Instruments, Fujitsu and other name brand computers. Through these additional authorizations and increased sales during 1996, the Company became one of the leading catalog resellers of WINTEL products. In 1997, the Company currently plans to increase PC Mall catalog circulation by approximately 50% over 1996.

     Expansion into the Data Communications Market. In January 1996, the Company introduced a new catalog, DataCom Mall, featuring networking and data communications related hardware and software products. The catalog is targeted at LAN, MIS and Database managers located at small to medium sized businesses. DataCom Mall currently is supported by major networking vendors such as 3COM, Allied Telesyn, Ascend Communications and Bay Networks. During 1996 the Company published 6 editions of its DataCom Mall catalog with a total circulation of 3.2 million copies. The Company's strategy for 1997 includes increasing circulation of its catalog, increasing its dedicated and focused DataCom sales specialist group and increasing brand awareness through advertising in trade magazines such as LAN Times, Network Computing and Network Magazine.

     Continued Expansion in the Macintosh Market. During 1996, the Company was a leading direct marketer of Macintosh products offering the full line of Apple and Apple-clone computers as well as related products. The Company currently plans to continue its efforts in expanding its Macintosh marketshare through an increased number of editions and circulation of its MacMall catalog. During 1996 and 1995, the Company published thirteen and ten editions annually of its MacMall catalog, with a total circulation of 30.3 and 27.3 million copies, respectively. The Company published five editions of MacMall in 1994 and distributed approximately 7.7 million catalogs.

     Database Marketing. The Company has compiled a proprietary mailing list of previous and potential customers, and continually analyzes the database to target customer types and increase response and purchase rates. The Company's response rate (calculated by dividing the number of orders generated by the number of catalogs distributed) for its proprietary mailing list during 1996 was higher than its response rate with respect to the use of third party mailing lists.

     Expansion into Outbound Telemarketing. In the fourth quarter of 1996, the Company established a dedicated outbound telemarketing group. By year end, this department consisted of 27 highly trained people and represented one of the Company's fastest growing segments. The focus of this team is on the relatively under-serviced small and mid-sized business market. The Company believes that these markets represent the highest growth potential and that, in this market, the competition is less fierce from aggregators, value-added resellers (VAR's), and corporate outside sales teams than in the highly targeted Fortune 500 types of accounts. In 1997, the Company plans to significantly expand its outbound telemarketing.

     Relationship-Based Selling. The Company's sales executives are highly trained in relationship building with their customers and are continuously coached to offer higher levels of service. The sales executive is trained and empowered to handle all the customers' needs including customer service or returns related issues. Additionally, sales executives bring other expertise to bear as needed from within the Company including Novell trained Certified Network Engineers (CNE), Microsoft Windows NT specialists and Apple certified technicians.

     Focus on the Internet Market. In 1995, the Company launched its world-wide website located at www.pcmall.com, www.datacommall.com and www.macmall.com in order to capitalize on the growing interest and opportunity created by electronic commerce. During 1996, the Company continued to enhance its site by implementing on-line ordering, giving customers access to inventory availability and greatly expanding the product selection, content and information available on-line. In 1997 the Company plans to start advertising on other commercial sites on the Internet, and is currently incorporating ESD (Electronic Software Distribution) into its website to further expand its efforts on the Internet.

     Broad Product Selection and Competitive Pricing. The Company seeks to offer its customers one-stop shopping for their hardware, software, peripheral and accessories requirements. The Company offers a large number of products to its customers and is continually reviewing and updating the products offered. The Company's catalogs include detailed descriptions and specifications of popular brand name products, as well as recently introduced and difficult-to-find products. The catalogs are designed to serve as a comprehensive reference source that introduces new products, enhances awareness of existing products and stimulates purchasing decisions. The Company is able to offer its customers competitive pricing in an increasingly price sensitive market, primarily as a result of relatively low overhead associated with its direct marketing operations as compared to other forms of distribution.

     High Quality Customer Service. The Company believes that a key element of its success has been the high quality of its customer service. The Company makes a substantial investment in initial and continuing education of its personnel to enable them to provide professional service to customers. The Company is able to offer its customers overnight delivery services by 10:30 a.m. on a cost effective basis. The Company offers its customers other value-added services, such as the ability to purchase systems that have been specifically configured to meet the customer's requirements. The Company also offers its customers a 30-day return policy on some of its products. The Company believes that its high level of customer service results in customer loyalty and repeat customer orders.

     High-Level Technical Support. The Company offers its customers specially trained technical support personnel to assist them in solving hardware and software problems. The technical support line is toll free and service charge free and is available nine hours per day, Monday through Friday.

MARKETING

     The Company's various marketing programs are designed to attract new customers and to stimulate additional purchases by previous customers. The Company continuously attracts new customers by selectively mailing catalogs to prospective customers as well as through advertising on the Internet and in major user magazines, such as Computer Shopper, MacWorld, and MacUser. In addition, the Company obtains the names of prospective customers through the use of selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers.

     The Company sells its products to individual consumers, home offices, small businesses and large corporations. During 1996, the Company shipped approximately 931,000 mail order/catalog orders with an average order size of $416. The Company distributes its catalogs throughout the United States.

     Catalogs. The Company published thirteen editions of its PC Mall catalog during 1996 and distributed approximately 15.3 million catalogs. The PC Mall catalog reached 132 pages by the end of 1996. PC Mall customers receive a catalog several times a year depending on purchasing history. In addition, the Company includes a catalog with every order shipped, as well as special promotional flyers and manufacturers' product brochures. The most recent edition of PC Mall featured over 1,900 products.

     In January 1996, the Company introduced a new catalog, DataCom Mall, featuring networking and data communications related hardware and software products. The catalog is targeted at LAN, MIS and Database managers located at small to medium sized businesses. During 1996, the Company published 6 editions of its DataCom Mall catalog with a total circulation of 3.2 million copies.

     The Company published thirteen editions of MacMall in 1996 and distributed approximately 30.3 million catalogs. The Company plans to increase the number of editions to 14, and to increase the circulation of MacMall, in 1997. Active MacMall customers receive a catalog several times a year depending upon purchasing history and the Company includes a catalog with every order shipped, as well as special promotional flyers and manufacturers' product brochures.

     The Company creates its MacMall, PC Mall and DataCom Mall catalogs in-house with its own design team and production artists using a computer-based desktop publishing system. The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

     The Internet. The Company offers a world-wide website on the Internet that can be accessed via its three catalog names, www.pcmall.com, www.datacommall.com and www.macmall.com. The Company offers many advanced features such as on-line ordering, access to inventory availability, a large product selection with detailed product information and in the near future, Electronic Software Distribution (ESD). Sales generated through the Internet are growing very rapidly for the Company as it offers its customers a convenient means of shopping and ordering its products. In addition, the Company's website also serves as another source for new customers.

     Inbound and Outbound Telemarketing. The Company believes that much of its success has come from the quality and training of its telemarketing sales executives. These sales executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders. Telemarketing sales executives have the authority to vary prices within specified parameters in order to meet prices of competitors. In addition to product training, the sales executives are trained in systems and networking solutions, sales techniques, phone etiquette and customer service. Telemarketing sales executives attend frequent training sessions to stay up-to-date on new products. The Company's toll-free order numbers are staffed by sales executives 24 hours a day, seven days a week. Inbound and outbound telemarketing sales executives are assisted by customer service and technical support personnel.

     The Company's phone and computer systems are used for order entry, customer tracking and inventory management. The computer system maintains a database listing previous customer purchases, which allows telemarketing sales executives to make product suggestions that fit each customer's specific buying preferences and to offer the latest upgrades for products previously purchased from the Company.

     Vendor Supported Marketing. The Company currently has a marketing team which sells advertising space in the Company's catalogs to vendors according to a published rate schedule. These ad sales generate revenues which offset a substantial portion of the expense of publishing and distributing the catalogs. The same marketing team develops marketing campaigns to maximize product sales.

     National Off-Page Advertising. The Company continuously attracts new catalog customers and generates orders through large multi-page color advertisements in major publications such as Computer Shopper, MacWorld and MacUser. During 1996, the Company purchased 274 pages of magazine advertising.

     Corporate Sales. The specific needs of corporate buyers are fulfilled through a combination of inbound and outbound full-time sales personnel. The Company's sales staff builds long-term relationships with corporate customers through regular phone contact and personalized service. Corporate customers may choose from several purchase or lease options for financing product purchases, and the Company extends credit terms to certain corporate customers.

     Customer Return Policy. The Company offers a 30-day return policy on a number of its products. Returns are monitored to identify trends in product acceptance and defects, to enhance customer satisfaction and to reduce overall returns.

PRODUCTS AND MERCHANDISING

     The Company offers hardware, software, peripherals, components and accessories for users of computer products. The Company screens new products and selects products for inclusion in its catalogs based on features, quality, sales trends, price, margins, cooperative/market development funds and warranties. The Company offers its customers other value added services, such as the ability to purchase systems that have been specifically configured to meet the customer's requirements. Through frequent mailings of its catalogs, the Company is able to quickly introduce new products and replace slower selling products with new products.

     The following table sets forth the Company's net sales and percentage of net sales by major product category for the periods presented.

                                           YEAR ENDED DECEMBER 31,
                                          (IN MILLIONS OF DOLLARS)
                             1994     %       1995     %       1996     %
                            ------  -----    ------  -----    ------  -----
Computer systems..........  $ 74.9   45.8%   $173.0   41.1%   $166.9   37.5%
Peripherals, components
 and accessories..........    73.2   44.7     193.2   45.9     227.8   51.2
Software..................    12.3    7.5      46.7   11.1      45.4   10.2
Other(1)..................     3.3    2.0       8.0    1.9       4.9    1.1
                            ------  -----    ------  -----    ------  -----
    Total.................  $163.7  100.0%   $420.9  100.0%   $445.0  100.0%
                            ======  =====    ======  =====    ======  =====

(1) Other consists primarily of other electronic products, income from labor charges and sales of extended warranties.

     Computer Systems. In connection with the Company's expansion into the WINTEL market, the Company has obtained catalog sales authorizations or otherwise has the ability to sell WINTEL products from the major WINTEL-platform hardware manufacturers, including IBM, Compaq, Hewlett-Packard, NEC, Sony, Digital Equipment, AST, Hitachi, Toshiba, Texas Instruments, Fujitsu and others. The Company also is authorized or otherwise has the ability to sell the full line of Apple hardware as well as Apple-clone products from Motorola, Umax and Power Computing.

     Peripherals, Components and Accessories. The Company offers a large selection of peripheral and component products from manufacturers such as Apple, Hewlett-Packard, Sony, Epson, 3Com, US Robotics, IBM, Iomega and Compaq. Peripherals and components include printers, modems, monitors, data storage devices, add-on circuit boards, connectivity products and communications products. The accessories offered by the Company include a broad range of computer-related items and supplies such as diskettes, cables and connectors.

     Software. The Company sells a wide variety of software packages in the business and personal productivity, utility, language, educational and entertainment categories, including word processing, spreadsheet and database software. The Company offers a large number of software programs from established vendors, such as Microsoft, Corel, Adobe, Symantec, Quark, Lotus, Macromedia and Intuit as well as numerous specialty products from new and emerging vendors. The Company also markets upgrades from certain vendors, such as Symantec, Corel, Lotus and Microsoft, which the Company believes offer incremental revenue opportunities.

PURCHASING AND INVENTORY

     The Company believes that effective purchasing is a key element of its business strategy to provide name brand computer products and related software and peripherals at competitive prices. The Company believes that its high volume of sales results in increased purchasing power with its primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. The Company purchases products from over 900 vendors. During 1994, 1995 and 1996, products manufactured by Apple represented approximately 58.7%, 45.9% and 30.1% of net sales, respectively.

     Most key vendors have agreements to provide market development funds to the Company, whereby such vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs for their products. Termination or interruption of the Company's relationships with its vendors, or modification of the terms of or discontinuance of the Company's agreements with its vendors, could adversely affect the Company's operating results. The Company's success is, in part, dependent upon the ability of its vendors to develop and market products that meet the changing requirements of the marketplace. As is customary in the industry, the Company has no long-term supply contracts with any of its vendors. Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less.

     The Company attempts to manage its inventory position to generate the highest levels of customer satisfaction possible while limiting inventory risk. The Company believes that it has increased its ability to provide constrained products, an important competitive advantage, and the Company invested in this strategy heavily during 1996. The Company's average annual inventory turns were
10.5 times during 1994 and 1995, and 7.7 times in 1996. Inventory turns were higher in 1994 and 1995 primarily due to rapid growth in sales which lowered the average inventory levels for those years. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its vendors which contain price protection provisions intended to reduce, in part, the Company's risk of loss due to manufacturer price reductions. In addition, with many of its vendors, the Company has the right to return a certain percentage of purchases, subject to certain limitations.

     The market for personal computers, peripherals and software is characterized by rapid technological change and a growing diversity of products. The Company's success depends in large part on its ability to identify and obtain the right to market products that will meet the changing requirements of the marketplace and to obtain sufficient quantities of product to meet changing demands. There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to excess or obsolete inventory.

DISTRIBUTION

     The Company operates a full-service distribution center in Memphis, Tennessee. The distribution center consists of over 220,000 square feet, and was opened during the fourth quarter of 1995. On May 1, 1997, the Company is obligated to lease an additional 105,000 square feet of the existing distribution center building, which the Company plans to sublease. The centralized distribution operations, strategically located near the Federal Express hub in Memphis, allow most orders of in-stock product accepted by 11:00 p.m. eastern standard time to be shipped for delivery by 10:30 a.m. the following day via Federal Express and other overnight delivery services. Upon request, orders may also be shipped at a lower cost by United Parcel Ground Service and are shipped on the same day if orders are accepted by 5:00 p.m.

     When an order is entered into the system, a computer credit check or credit card verification is performed and, if approved, the order is electronically transmitted to the warehouse area and a packing slip is printed for order fulfillment. All inventory items are bar coded and located in computer-designated areas which are easily identified on the packing slip. All orders are checked with bar code scanners prior to final packing to ensure that each order is packed correctly.

The Company believes that its existing distribution facility is currently adequate for its needs.

MANAGEMENT INFORMATION SYSTEMS

     The Company has committed significant resources to the development of a sophisticated computer system which is used to manage all aspects of its business. The Company's computer system supports telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution, and allows the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. The system allows the Company to, among other things, monitor sales trends, make informed purchasing decisions and provide product availability and order status information. The Company's retail showrooms utilize point of sale computer terminals which are connected to the Company's main computer via dedicated lines. In addition to the main computer system, the Company has a system of networked personal computers, which facilitates data sharing. The Company also applies its management information systems to the task of managing its inventory. The Company currently operates its management information system using a Hewlett Packard HP995 and has a back-up system available in the event of a system failure. The Company believes that in order to remain competitive it will be necessary to upgrade its management information systems on a continuing basis.

     The Company's success is in part dependent on the accuracy and proper utilization of its management information systems, including its telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures. Any interruption, corruption, degradation or failure of the Company's management information systems could impact its ability to receive and process customer orders on a timely basis.

RETAIL COMPUTER SHOWROOMS

     The Company operates four retail computer showrooms in Southern California, ranging in size from approximately 3,400 to 20,000 square feet of retail sales space. These showrooms offer customers over 2,500 in-stock products, consisting of computer hardware, software, peripherals and accessories. The Company opened its first retail computer showroom in 1987.

     Sales in the Company's retail computer showrooms have been built through the use of newspaper and catalog advertising, as well as periodic clearance sales and promotions. The Company's showrooms offer customers broad product selection, competitive prices and knowledgeable sales personnel.

     The Company believes that its showrooms provide it with several competitive advantages in addition to the increased economies of scale gained by their additional sales volume. For example, the showrooms provide the Company's marketing staff with valuable insights into computer sales trends and consumer attitudes regarding computers through face-to-face experience with consumers. The Company's ability to move excess product through the showrooms also improves operating results. In addition, the Company has a direct sales force located in two showrooms that sell to local corporate customers.

     While the showrooms are an important part of the Company's overall marketing strategy, the Company has no plans to expand their operations and may relocate certain showrooms in the future based on considerations such as lease expirations, economic conditions and the performance of individual showrooms. The Company has decided to focus its expansion efforts and resources on the direct mail channel of distribution.

COMPETITION

     The retail business for personal computers and related products is highly competitive. The Company competes with other direct marketers, including MicroWarehouse, CDW Computer Centers, Multiple Zones, Insight Direct, PCs Compleat, PC Connection and Global Direct. In addition, the

Company competes with computer retail stores and resellers including superstores such as CompUSA and Micro Center, corporate resellers such as Compucom, Entex, Vanstar and Ameridata, certain hardware and software vendors such as Gateway 2000 and Dell Computer which sell directly to end users, and other direct marketers of hardware, software and computer-related products. Barriers to entry are relatively low in the direct marketing industry and the risk of new competitors entering the market is high. The markets in which the Company's retail showrooms operate are also highly competitive. The Company's retail showrooms compete with national chains of computer and consumer electronics retailers, such as CompUSA, Computer City, Micro Center, Circuit City and Best Buy, as well as with smaller retail operations and direct marketers of computers and computer products. Certain national computer resellers also have established or acquired their own direct marketing operations.

     The manner in which personal computers, software and related products are distributed and sold is changing, and new methods of sales and distribution have emerged, such as the Internet. Technology now allows software vendors the ability to sell and download programs directly to consumers, if so desired. In addition, in recent years the industry has generated a number of new, cost-effective channels of distribution such as computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchants. Computer resellers are consolidating operations and acquiring or merging with other resellers to achieve economies of scale and increased efficiency. In addition, traditional retailers have entered and may increase their penetration into the direct mail channel. The current industry reconfiguration and the trend toward consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for the Company to maintain its operating margins or to increase or maintain the same level of net sales or gross profit.

     Although many of the Company's competitors have greater financial resources than the Company, the Company believes that its ability to offer the consumer a wide selection of products, at low prices, with prompt delivery and a high level of customer service, and its good relationships with its vendors and suppliers, allow it to compete effectively. There can be no assurance that the Company can continue to compete effectively against existing or new competitors that may enter the market. The Company believes that competition may increase in the future, which could require the Company to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on the Company's operating results.

EMPLOYEES

     As of December 31, 1996, the Company employed 847 full-time people, including 116 people at the Company's retail computer showrooms and 164 at its distribution center. The Company emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company. Each employee initially receives training appropriate for his or her position, followed by varying levels of training in computer technology. New account executives participate in an intensive three week training program, during which time they are introduced to the Company's philosophy, available resources, products and services. Training for specific product lines and continuing education programs for all employees are conducted on an ongoing basis, supplemented by vendor-sponsored training programs for all sales executives and technical support personnel.

     The Company's employees are generally compensated on a basis that rewards performance and the achievement of identified goals. For example, sales executives receive compensation pursuant to a commission schedule which is based primarily upon aggregate gross profit dollars generated from their sales efforts. Accounts receivable personnel are eligible for monthly bonuses based upon certain collection criteria and late balances being held below targeted levels, and inventory control personnel are eligible for monthly bonuses based upon such factors as prompt vendor returns and order fulfillment rates. The Company believes that these incentives positively impact its performance and operating results.

     The Company considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages.

     Since its formation, the Company has experienced rapid growth. As a result of this growth, the Company has added a significant number of employees and has been required to expend considerable effort in training these new employees.

PROPERTIES

     The Company's facilities are as follows:

Description                             Sq.Ft.       Location
-----------                            --------    -------------
Corporate headquarters.............     83,700     Torrance, CA

Telemarketing......................     34,000     Los Angeles,CA

Distribution Center................    220,000*    Memphis, TN

Retail showroom #1.................      9,620     Santa Monica, CA

Retail showroom #2.................     20,000     San Diego, CA

Retail showroom #3.................      6,751     Lawndale, CA

Retail showroom #4.................      3,400     Lake Forest, CA

     *On May 1, 1997 the Company's lease provides that it will take an additional 105,000 square feet at the existing distribution center. The Company is currently seeking to sublease that space.

     The Company leases all of its facilities, except for its Santa Monica retail showroom. In addition, the Company leases an additional 3,300 square feet adjacent to its Santa Monica retail showroom. Except for the lease relating to the Company's retail computer showroom in Lake Forest, all of the leases have remaining terms in excess of two years.

     The Company's distribution center serves both the Company's catalog operations and the Company's retail showrooms. The Memphis facility includes shipping, receiving, warehousing, and administrative space. The Company's corporate headquarters consists of approximately 24,000 square feet of office space and 60,000 square feet of warehouse space. The warehouse space has been used to stage inventory prior to shipment to the Company's retail showrooms. The Company also leases 34,000 square feet of space near its headquarters for its telemarketing operations.

     The Company believes that its existing Memphis facility is adequate for its current needs; however, due to planned growth, its headquarters and telemarketing facilities are not adequate. The Company has the ability to terminate its existing headquarters and telemarketing leases with minimal expense, and is presently looking for a larger facility to lease in the same general area that will allow it to house all of its headquarters and telemarketing operations under one roof if it so chooses.

REGULATORY AND LEGAL MATTERS

     The direct response business as conducted by the Company is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission and laws or regulations directly applicable to access to or commerce on the Internet. While the Company believes it currently is in compliance with such laws and regulations and has implemented programs and systems to address its ongoing compliance with such regulations, no assurances can be given that new laws or regulations will not be enacted or adopted which might adversely affect the Company's operations. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. The growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for and growth of the Company's Internet-based sales.

     The Company currently collects and remits sales tax only on sales of products to residents of the states of California and Tennessee. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to those states' residents and it is possible that such a requirement could be imposed in the future.

     There are no material legal proceedings pending against the Company.

EXECUTIVE OFFICERS

     The executive officers of the Company and their respective ages and positions are as follows as of March 25, 1997:

       Name                   Age                Position
       ----                   ---                --------

Frank F. Khulusi............   30   Chairman of the Board, President and
                                     Chief Executive Officer

Richard M. Finkbeiner.......   50   Chief Financial Officer

Daniel J. DeVries...........   35   Executive Vice President - Marketing

David R. Burcham............   32   Executive Vice President-Operations and
                                     Sales

     The following is a biographical summary of the experience of the executive officers:

     Frank F. Khulusi is a co-founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer of the Company since the Company's inception.

     Richard M. Finkbeiner joined the Company in June 1996 as Chief Financial Officer. From January 1996 to June 1996 he was Chief Financial Officer for Petro Stopping Centers, a national travel plaza retailer. Prior to that he was Chief Financial Officer for NordicTrack, a direct marketer and retailer of fitness equipment, from 1993 to 1996. From 1989 to 1993 he was Chief Financial Officer for Current, Inc., a direct marketer of greeting cards, and from 1984 to 1989 he was Controller and then Chief Financial Officer for Fox Photo, a photofinisher. Mr. Finkbeiner spent the first 12 years of his career with Hallmark Cards, a manufacturer and retailer of social expression products.

     Daniel J. DeVries has served as Executive Vice President since February 1996 and was Senior Vice President from October 1994 to that time. Mr. DeVries is responsible for all marketing, including vendor co-op marketing, merchandising, database marketing and Internet marketing. From April 1993 to October 1994, he held various sales and marketing positions with the Company. From July 1988 to April 1993, Mr. DeVries was a regional manager for Sun Computers, a computer retailer.

     David R. Burcham has served as Executive Vice President of Operations and Sales since March 1997 and was Senior Vice President from February 1996 to that time. Mr. Burcham is responsible for all sales, purchasing, distribution, MIS, and retail showrooms. From June of 1990 to February of 1996, he held various sales and operational positions for Multiple Zones International, Inc. including Vice President of Sales and Vice President of Operations. Prior to that, he was Vice President of Sales and Marketing for BID International, Inc., a publishing and information services company.

CERTAIN FACTORS AFFECTING FUTURE RESULTS

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for "forward-looking statements" to encourage companies to provide prospective information, so long as such information is identified as forward looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for historical information, certain statements contained in this Annual Report on Form 10-K may be "forward-looking statements" within the meaning of the Act. In order to take advantage of the "safe harbor" provisions of the Act, the Company identifies the following important factors which could affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed by the Company in "forward-looking statements" made by or on behalf of the Company:

     (1) The loss of a key vendor or decline in demand for products of a key vendor, such as Apple, may reduce sales and adversely affect operating results.

     (2) Intense competition may lead to reduced prices and lower gross margins.

     (3) The Company's narrow margins magnify the impact on operating results of variations in operating performance. A number of factors may reduce the Company's margins even further.

     (4) Seasonal variations in the demand for products and services, as well as the introduction of new products, may cause variations in the Company's quarterly results.

     (5) The availability (or lack thereof) of capital on acceptable terms may hamper the Company in its efforts to fund its increasing working capital needs .

     (6) The failure of the Company to adequately manage its growth may adversely impact the Company's results of operations.

     (7) A failure of the Company's information systems may adversely impact the Company's results of operations.

     (8) The loss of a key executive officer or other key employee may adversely impact the Company's operations.

     (9) The inability of the Company to obtain products on favorable terms may adversely impact the Company's results of operations.

    (10) The Company's operations may be adversely impacted by an acquisition that is either (i) not suited for the Company or (ii) improperly executed.

    (11) The Company's financial condition may be adversely impacted by a decline in value of a portion of the Company's inventory.

    (12) The failure of certain shipping companies to deliver product to the Company, or from the Company to its customers, may adversely impact the Company's results of operations.

    (13) Rapid technological change may alter the market for the Company's products and services, requiring the Company to anticipate such technological changes, to the extent possible.

     It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the microcomputer industry as a whole. However, the discussion below discusses in more detail some of the foregoing factors, as well as additional factors which may affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in "forward-looking statements."

Dependence on Apple

     The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 58.7%, 45.9% and 30.1% of the Company's net sales in 1994, 1995 and 1996, respectively. A decline in sales of Apple computers or a decrease in supply of or demand for software and peripheral products for such computers could have a material adverse impact on the Company's business. During 1996, certain Apple computers were in short supply. A continuation of such shortages or future shortages could adversely affect the Company's operating results. The Company is an authorized dealer for the full retail line of Apple products; however, the Company's dealer agreement with Apple is terminable upon 30 days' notice. The Company's business would be adversely affected if all or a portion of the line of Apple products were no longer available to the Company. The Company's success is, in part, dependent upon the ability of Apple to develop and market products that meet the changing requirements of the marketplace. During 1995 and 1996, several companies began manufacturing, under a license from Apple, computer hardware using the Macintosh operating system. The Company anticipates that additional manufacturers will be licensed by Apple. To the extent that these products are not available to the Company, the Company could encounter increased price and other competition, which would adversely affect operating results. The Company has had discussions with several licensees of the Macintosh operating system, and has agreements with three such licensees giving it the right to distribute certain products of such licensees. There can be no assurance that the Company will be able to enter into distribution agreements with other licensees or with respect to future products or that any such agreements would be on terms favorable to the Company.

Rapid Growth

     Since its formation, the Company has experienced rapid growth. Net sales have grown from $8.7 million in 1990 to $445.0 million in 1996. The Company's catalog sales grew from $37.8 million in 1993 to $ 387.1 million in 1996. As a result of the Company's shift from the retail showroom to the catalog distribution channel, retail showroom sales have decreased from 46.3% of net sales in 1993 to 13.0% in 1996. In response to the growth in catalog sales, the Company has rapidly added a significant number of employees and has been required to expend considerable efforts in training these new employees. This growth has placed strains on the Company's management, resources and facilities. As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company with those of the Company would place additional demands on the Company's management, operating and financial resources. The Company's success will, in part, be dependent upon the ability of the Company to manage growth effectively. In addition, the Company's business and growth could be affected by the spending patterns of existing or prospective customers, the cyclical nature of capital expenditures of businesses, continued competition and pricing pressures, changes in the rate of development of new technologies and new products by manufacturers, acceptance by end-users and other trends in the general economy. There can be no assurance that the Company's historical growth rates will continue in the future.

     In connection with the Company's recent expansion into the WINTEL market, the Company has obtained catalog sales authorizations or otherwise has the ability to sell WINTEL products from certain major hardware manufacturers, including IBM, Compaq, Hewlett-Packard, NEC, Sony, Digital Equipment, AST, Hitachi, Toshiba, Texas Instruments, Fujitsu and others. Many of its current vendors of peripherals, components, accessories and software also offer WINTEL products. While the Company has been successful to date in becoming a major catalog reseller of WINTEL products, no assurances can be given that the Company will continue with its rapid growth.

Competition

      The retail business for personal computers and related products is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information. The Company competes with other direct marketers, including MicroWarehouse, CDW Computer Centers, Multiple Zones, Insight Direct, PCs Compleat, PC Connection and Global Direct. In addition, the Company competes with computer retail stores and resellers, including superstores, such as CompUSA and Micro Center, corporate resellers such as Compucom, Entex, Vanstar and Ameridata, certain hardware and software vendors, such as Gateway 2000 and Dell Computer, which sell directly to end users, and other direct marketers of hardware, software and computer-related products. In the direct marketing industry, barriers to entry are relatively low and the risk of new competitors entering the market is high. The markets in which the Company's retail showrooms operate are also highly competitive. The Company's retail showrooms compete with national chains of computer and consumer electronics retailers, such as CompUSA, Computer City, Micro Center, Circuit City and Best Buy, as well as with smaller retail operations and direct marketers of computers and computer products. Certain existing competitors of the Company have substantially greater financial resources than the Company. There can be no assurance that the Company can continue to compete effectively against existing competitors or new competitors that may enter the market. In addition, price is an important competitive factor in the personal computer hardware, software and peripherals market and there can be no assurance that the Company will not be subject to increased price competition, which may have an adverse effect on the Company's operating results. There can be no assurance that the Company will not lose market share or that it will not be forced in the future to reduce its prices in response to the actions of its competitors and thereby experience a further reduction in its gross margins.

Narrow Operating Margins

     As a result of intense price competition in the microcomputer products industry, the Company's margins have historically been narrow and are expected to continue to be narrow. These narrow margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events.

Potential Quarterly Fluctuations

     The Company experiences variability in its net sales and net income on a quarterly basis as a result of many factors. These factors include the frequency of catalog mailings, introduction of new catalogs such as DataCom Mall, the introduction of new products or services by the Company and its competitors, changes in prices from suppliers, the loss or consolidation of a significant supplier or customer, general competitive conditions including pricing, the Company's ability to control costs, the timing of capital expenditures, the condition of the personal computer industry in general, seasonal shifts in demand for hardware and software products, industry announcements and market acceptance of new products or upgrades, including deferral of customer orders in anticipation of new product applications, product enhancements or operating systems, the relative mix of products sold during the period, inability of the Company to obtain adequate quantities of products carried in its catalogs or delays in the release by suppliers of new products and inventory adjustments. The Company's planned operating expenditures each quarter are based on sales forecasts for the quarter. If sales do not meet expectations in any given quarter, operating results for the quarter may be materially adversely affected. The Company's narrow margins may magnify the impact of these factors on the Company's operating results. The Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In certain future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the common stock would be materially adversely affected.

Dependence on Vendors

     The Company purchases all of its products from vendors. Certain key vendors, including IBM, Hewlett Packard and Apple, provide the Company with trade credit as well as substantial incentives in the form of discounts, credits and cooperative advertising. Most key vendors have agreements to provide or otherwise have consistently provided market development funds to the Company, whereby such vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs to their respective products. Termination or interruption of the Company's relationships with these vendors, including Apple, or modification of the terms or discontinuance of the agreements with the Company, could adversely affect the Company's operating income and cash flow. The Company's success is, in part, dependent upon the ability of its vendors to develop and market products that meet the changing requirements of the marketplace. Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less. In most cases, the Company has no guaranteed price or delivery arrangements with its suppliers. As a result, the Company has experienced and may in the future experience short-term inventory shortages on certain products. In addition, manufacturers who currently sell their products through the Company may decide to sell their products directly or through resellers or channels other than the Company. Further, the personal computer industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain manufacturers to supply certain products as needed. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill the Company's customers' orders on a timely basis or that the Company will be able to obtain particular products or that a product line currently offered by suppliers will continue to be available. Similarly, there can be no assurance that the Company will be able to obtain authorizations from new vendors which may introduce new products that create market demand.

Business Interruption; Facilities

     The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to its customers. The Company has taken several precautionary steps to help minimize the impact of disasters that might cause business interruptions. However, any disruption of the Company's day-to-day operations including those caused by natural disasters could have a material adverse effect upon the Company and any interruption, corruption, degradation or failure of the Company's management information systems, distribution center or telephone system could impair its ability to receive and process customer orders and ship products on a timely basis. The Company does not have a redundant telephone system and does not have a backup or redundant call center.

Changing Methods of Distribution

     The manner in which personal computers and related software and products are distributed and sold is changing, and new methods of sale and distribution, such as the Internet, have emerged. Hardware and software vendors have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain vendors have instituted programs for the direct sale of large quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various vendors. Vendors also may attempt to increase the volume of software products distributed electronically to end users' personal computers. Any of these competitive programs, if successful, could have a material adverse effect on the Company's business and financial results.

Dependence on Independent Shipping Companies

     The Company relies almost entirely on arrangements with independent shipping companies, especially Federal Express, for the delivery of its products. The disruption or termination of the Company's arrangements with Federal Express or other shipping companies, or the failure or inability of one or more shipping companies to deliver products from the Company to its customers, or from suppliers to the Company, could have a material adverse effect on the Company's business, financial condition or results of operations.

Postage, Shipping and Paper Costs

     Postage and shipping are significant expenses in the operation of the Company's business. The Company ships its products to customers by overnight delivery and ground delivery services and generally mails its catalogs through the U.S. Postal Service. As is customary in the direct response marketing industry, the Company generally passes on only a portion of the costs of overnight delivery and parcel shipments directly to customers as separate shipping and handling charges. Any increases in postal or shipping rates in the future could have an adverse effect on the Company's operating results. The cost of paper is also a significant expense of the Company in printing its catalogs. The cost of paper has fluctuated significantly over the last several years. While the Company believes that it will be able to recoup a significant portion of any increased postage and paper costs through increases in vendor advertising rates, no assurance can be given that such advertising rate increases can be sustained or that they will offset all of the increased costs.

Risk of Technological Changes and Inventory Obsolescence

     The market for personal computers, peripherals and software is characterized by rapid technological change and a growing diversity of products. The recent growth in sales of personal computers and related software and peripherals has been, in part, due to the introduction of new hardware and software, including multimedia personal computer systems and upgraded Apple computers. The Company's success depends in large part on its ability to identify and obtain the right to market products that will meet the changing requirements of the marketplace. In connection with the Company's recent entry into the WINTEL, networking and data communications market, it will need to continue to identify and purchase products from existing and new vendors for which the Company does not have a purchasing history. There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to excess and obsolete inventory. In 1994, 1995 and 1996, the Company recorded increases in its reserve for excess and obsolete inventory of $234,000, $650,000 and $4,885,000, respectively. The Company currently has return rights with respect to products which it purchases from Apple, IBM, Compaq,

Hewlett Packard and certain other vendors; however, such rights vary by product line, have other conditions and limitations and can be terminated or changed at any time.

State Sales Tax Collection

     The Company currently collects and remits sales tax only on sales of products to residents of the states of California and Tennessee. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to those states' residents. The U.S. Supreme Court has ruled that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. A New York Court of Appeals case imposed tax collection obligations on two Vermont companies, one of which was a mail order company, whose contacts with New York consisted of visiting the state several times a year to aid customers or visiting showrooms stocking their goods. The Company believes its operations are different from the operations of the companies in the New York case and thus do not give rise to tax collection obligations. However, the Company cannot predict the level of contact with any state which would give rise to future or past tax collection obligations within the parameters of the Supreme Court case. It is possible that federal legislation could be enacted that would permit states to impose sales tax collection obligations on out-of-state mail order companies and if enacted, the imposition of a tax collection obligation on the Company may result in additional administrative expenses to the Company and price increases to its customers that could adversely affect the Company.

Industry Evolution and Price Reductions

     The personal computer industry is undergoing significant change. In addition, in recent years a number of new, cost-effective channels of distribution have developed in the industry, such as computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchants. Computer resellers are consolidating operations and acquiring or merging with other resellers and/or direct marketers to achieve economies of scale and increased efficiency. The current industry reconfiguration and the trend towards consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for the Company to maintain its operating margins or to increase or maintain the same level of net sales or gross profit. Declining prices, resulting in part from technological changes, may require the Company to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for the Company to continue to increase its net sales and earnings growth. In addition, the personal computer market has experienced rapid growth. If the growth rate of the personal computer market were to decrease, the Company's operating results could be adversely affected.

Management Information Systems

     The Company's success is in part dependent on the accuracy and proper utilization of its management information systems, including its telephone system. The Company's ability to analyze data derived from its management information systems to increase product promotions, manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, and to maintain cost-efficient operations are each dependent upon the quality and utilization of the information generated by its management information systems. During 1995, the Company significantly upgraded its management information system hardware and software. The Company believes that to remain competitive it will be necessary to upgrade its management information systems on a continuing basis. In addition to the costs associated with such upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures which could impair the Company's ability to receive and process orders and ship products in a timely manner. The Company does not currently have a redundant or back-up telephone system, and any interruption in telephone service including those caused by natural disasters could have a material adverse effect on the Company's results of operations.

Dependence on Senior Management

     The Company's future performance will depend to a significant extent upon the efforts and abilities of certain key management personnel, including Frank Khulusi, Chairman of the Board, President and Chief Executive Officer. The Company has a $3 million key man life insurance policy on Mr. Khulusi. The loss of service of one or more of the Company's key management personnel could have an adverse effect on the Company's business. The Company's success and plans for future growth will also depend in part on management's continuing ability to hire, train and retain skilled personnel in all areas of its business.

Management of Growth

     The rapid growth of the Company's business has required the Company to make significant recent additions in personnel and has significantly increased the Company's working capital requirements. Although the Company has experienced significant sales growth in recent years, such growth should not be considered indicative of future sales growth. Such growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place significant strain upon the Company's management, operating and financial systems, and other resources. There can be no assurance that this strain will not have a material adverse effect on the Company's business, financial condition, and results of operations, nor can there be any assurance that the Company will be able to attract or retain sufficient personnel to continue the expansion of its operations. Also crucial to the Company's success in managing its growth will be its ability to achieve additional economies of scale. There can be no assurance that the Company will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations.

Potential Acquisitions

     As part of its growth strategy, the Company may pursue the acquisition of companies that would either complement or expand its existing business. Acquisitions involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management's attention to the assimilation of the operations and personnel of the acquired company, the integration of the acquired company's management information systems with those of the Company, potential short-term adverse effects on the Company's operating results and the amortization of acquired intangible assets.

Possible Volatility of Stock Price

     The Company believes certain factors, such as sales of Common Stock into the market by existing stockholders, fluctuations in quarterly operating results and market conditions generally, including market conditions affecting stocks of computer hardware and software manufacturers and resellers in particular, and other technology or related stocks, could cause the market price of the Common Stock to fluctuate substantially. The stock market in general, and the stocks of computer and software resellers in particular, and other technology or related stocks, has in the past experienced extreme price and volume fluctuations which have been unrelated to corporate operating performance. Such market volatility may adversely affect the market price of the Common Stock.


ITEM 2.  PROPERTIES

See "Properties" in Item 1 above.

ITEM 3. LEGAL PROCEEDINGS

     Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company. The Company believes that such claims and actions should not have any material adverse effect upon the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been traded on the Nasdaq National Market since the Company's initial public offering on April 4, 1995 (the "IPO"). Prior to the IPO, there was no public market for the Company's Common Stock. The following table sets forth the range of high and low closing sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market.

                                                      Price Range of
                                                       Common Stock
                                                     -----------------
                                                      High       Low
                                                     -------   -------

Year Ended December 31, 1995
----------------------------
   Second Quarter (from April 4, 1995).............  $29 1/2   $22 1/4
   Third Quarter...................................   33        24 1/2
   Fourth Quarter..................................   29 3/4    16

Year Ended December 31, 1996
----------------------------
   First Quarter...................................   18 3/4     6 3/4
   Second Quarter..................................   10 5/8     6
   Third Quarter...................................    9 7/8     4 1/2
   Fourth Quarter..................................   11 3/4    7 5/16

     On March 14, 1997, the closing price of the Company's Common Stock as reported on the Nasdaq National Market was $5 per share. As of March 14, 1997, there were approximately 50 holders of record of the Common Stock.

     The Company has never paid and has no present plans to pay any cash dividends on its capital stock. The Company intends to retain its earnings to finance the growth and development of its business.

     The Company announced in July 1996 that, depending on various factors including market price, it would repurchase up to 1,000,000 shares of its stock. The Company has repurchased 15,000 shares to date under this program.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the years ended December 31, 1994, 1995 and 1996 and the selected balance sheet data as of December 31, 1995 and 1996 are derived from the Company's audited consolidated financial statements which are included elsewhere herein. The selected income statement data for the years ended December 31, 1992 and 1993 along with the balance sheet data as of December 31, 1992, 1993 and 1994 are derived from the audited consolidated financial statements of the Company which are not included herein. The selected operating data are derived from the accounting records of the Company and have not been audited.

                                                                             Year Ended December 31,
                                                              -------------------------------------------------------
                                                                       (in thousands, except per share data)
                                                                        -----------------------------------
                                                               1992        1993         1994        1995         1996
                                                              -------     -------     --------     --------     --------
Income Statement Data:

  Net sales................................................   $37,695     $70,406     $163,706     $420,877     $444,971
  Cost of goods sold.......................................    31,911      59,235      140,229      361,803      395,000
                                                              -------     -------     --------     --------     --------

  Gross profit.............................................     5,784      11,171       23,477       59,074       49,971
  Selling, general and administrative expenses.............     5,600      11,389       19,384       48,455       60,585
  Expenses associated with the relocation of the
   Company's distribution center...........................        --          --           --        1,389           --
                                                              -------     -------     --------     --------     --------

  Income (loss) from operations before interest,
   income taxes and cumulative effect of change in
   accounting principle....................................       184        (218)       4,093        9,230      (10,614)
  Interest income (expense)................................       (77)       (501)        (759)         371          593
                                                              -------     -------     --------     --------     --------

  Income (loss) before income taxes and cumulative
   effect of change in accounting principle................       107        (719)       3,334        9,601      (10,021)
  Income taxes (benefit)...................................        43        (294)       1,328        3,754       (3,972)
                                                              -------     -------     --------     --------     --------

  Income (loss) before cumulative effect of change
   in accounting principle.................................        64        (425)       2,006        5,847       (6,049)
  Cumulative effect of change in accounting for
    income taxes...........................................       526          --           --           --           --
                                                              -------     -------     --------     --------     --------

  Net income (loss)........................................      $590       $(425)      $2,006       $5,847      $(6,049)
                                                              =======     =======     ========     ========    =========
  Net income (loss) per share..............................     $0.08      $(0.06)       $0.29        $0.65       $(0.62)
                                                              =======     =======     ========     ========    =========
  Weighted average number of shares outstanding............     6,983       6,983        6,983        9,021        9,767
                                                              =======     =======     ========     ========    =========
SELECTED OPERATING DATA (IN THOUSANDS, EXCEPT
AVERAGE ORDER SIZE):
  Mail order/catalog net sales.............................   $17,196     $37,837     $117,863     $353,324     $387,103
  Retail net sales.........................................   $20,499     $32,569      $45,843      $67,553      $57,868
  Number of catalogs distributed...........................        --         190        7,700       38,398       48,800
  Orders filled (mail order/catalog).......................        39          50          194          784          931
  Average order size (mail order/catalog)..................      $441        $757         $608         $451         $416
  Mailing list size........................................       107         151          397        1,300        2,518

BALANCE SHEET DATA (AT PERIOD END)(IN THOUSANDS):
  Working capital (deficit)................................  $   (360)    $(4,122)        $161       $46,307     $42,600
  Total assets.............................................     9,865      20,907       42,942       112,569     113,431
  Short-term debt..........................................       956       3,285        4,190           281         283
  Long-term debt, excluding current portion................       540       1,342        1,878           589         325
  Subordinated debt........................................        --          --        2,950            --          --
  Stockholders' equity (deficit)...........................      (741)     (1,166)         890        56,560      52,805

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

OVERVIEW

     The Company began operations in May 1987 as a mail-order company and then opened its first retail computer showroom in August 1987 and a second showroom in 1988. These showrooms and mail-order operations primarily offered Commodore Amiga personal computers and related products. After opening its first retail store, the Company conducted mail order operations from one of its retail showroom locations. The Company became an authorized Apple dealer in 1991, opened two additional retail computer showrooms in the second quarter of 1993 and relocated and expanded an existing showroom in the fourth quarter of 1993. Net sales from the Company's retail computer showrooms as a percentage of net sales were 28.0%, 16.0% and 13.0% in 1994, 1995 and 1996, respectively.

     In the fourth quarter of 1993, the Company shifted its principal distribution and marketing focus from retail showrooms to direct mail marketing distribution and relocated its mail order/catalog operations to a central location. In March 1994, the Company received authorization from Apple to offer the full retail line of Apple products via direct mail and the Company distributed the first edition of its MacMall catalog in April 1994. During 1994, the Company mailed five editions of its MacMall catalog with a total circulation of approximately 7.7 million to previous and potential customers. During 1995, the Company distributed ten editions of its MacMall catalog with a total MacMall circulation of approximately 27.3 million. In 1996, total MacMall circulation increased to 30.3 million with thirteen editions.

     In May 1995, the Company distributed its first PC Mall catalog focusing on the WINTEL personal computer market. During 1995, the Company distributed seven PC Mall catalogs to approximately 11.1 million previous and prospective customers. In 1996, the Company distributed thirteen PC Mall catalogs with a total circulation of 15.3 million. In January 1996, the Company mailed its first DataCom Mall catalog and distributed 3.2 million DataCom Mall catalogs in 1996.

     All catalogs feature new products and contain detailed information about product capabilities, specifications, key features and system requirements.

     Net sales from mail order/catalog operations, as a percentage of net sales, were 72.0%, 84.0% and 87.0% in 1994, 1995 and 1996, respectively, with average order size being $608, $451 and $416 for those same respective years. The decrease in average order size is primarily the result of the Company's implementation of its strategy to increase, on a percentage of sales basis, its sales of software and peripheral products which on average sell at lower prices than computer systems but carry higher margins.

     Net sales of the Company are derived primarily from the sale of personal computer hardware, software, peripherals and accessories to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, retail showrooms and advertising on the Internet. Gross profit consists of net sales less product and shipping costs. The Company receives marketing development funds ("MDF") from manufacturers of products included in the Company's catalogs, as well as co-operative advertising funds ("Co-Op") on products purchased from manufacturers and vendors.

     The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 58.7%, 45.9% and 30.1% of the Company's net sales in 1994, 1995 and 1996, respectively.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated information derived from the Company's consolidated statement of operations expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                    Percentage of Net Sales
                                                    -----------------------
                                                    Year Ended December 31,

                                                     1994     1995     1996
                                                    -----    -----    -----
Net sales........................................   100.0%   100.0%   100.0%
Cost of goods sold...............................    85.7     86.0     88.8
                                                    -----    -----    -----
Gross profit.....................................    14.3     14.0     11.2
Selling, general and administrative expenses.....    11.8     11.5     13.6
Expenses associated with the relocation of the
 Company's distribution center...................     ---      0.3      ---
                                                    -----    -----    -----
Income (loss) from operations....................     2.5      2.2     (2.4)
Interest income (expense)........................    (0.5)     0.1      0.1
                                                    -----    -----    -----
Income (loss) before income taxes................     2.0      2.3     (2.3)
Income taxes (benefit)...........................     0.8      0.9     (0.9)
                                                    -----    -----    -----
Net income (loss)................................     1.2%     1.4%    (1.4)%
                                                    =====    =====    =====

     The Company markets its products through the distribution of catalogs, outbound telemarketing, retail showrooms and the Internet . Net sales from the Company's mail order/catalog operations were $117.9 million, $353.3 million and $387.1 million for the years ended December 31, 1994, 1995 and 1996, representing 72.0%, 84.0% and 87.0% of net sales, respectively. Net sales from the Company's retail showroom operations were $45.8 million, $67.6 million and $57.9 million for the years ended December 31, 1994, 1995 and 1996, representing 28.0%, 16.0% and 13.0% of net sales, respectively. Merchandise sold through both channels of distribution is similarly priced and many retail customers also purchase items through catalogs. Gross profit as a percentage of net sales for the Company's mail order/catalog operations was 14.0%, 14.1% and 11.7% for the years ended December 31, 1994 , 1995 and 1996, respectively. Gross profit as a percentage of net sales for the Company's retail showroom operations was 15.2%, 13.6% and 8.1% for the years ended December 31, 1994, 1995 and 1996, respectively. Income (loss) from operations for mail order/catalog operations for the years ended December 31, 1994, 1995 and 1996 was $3.8 million, $8.6 million and $(7.4) million, or 3.2%, 2.4% and (1.9)% of net mail order/catalog sales, respectively, after deducting the direct costs of mail order/catalog operations and allocating indirect and corporate costs based on relative sales. Income (loss) from operations for retail showroom operations for the years ended December 31, 1994, 1995 and 1996 was $0.3 million, $0.6 million and $(3.2) million, or 0.7%, 0.9% and (5.5)% of net retail sales, respectively, after deducting the direct costs of retail showroom operations and allocating indirect and corporate costs based on relative sales. The computation of income from operations excludes non-operating income and expenses and income taxes.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Net sales for the year ended December 31, 1996 were $445.0 million, an increase of $24.1 million or 5.7% over net sales for the year ended December 31, 1995 of $420.9 million. Mail order/catalog sales for 1996 were $387.1 million, an increase of $33.8 million or 9.6% over 1995 mail order/catalog sales of $353.3 million. The increase in net sales was primarily due to an increase in the number of catalogs distributed during the year, the growth from the PC Mall catalog and the introduction of the DataCom Mall Catalog. The Company distributed approximately 48.8 million catalogs during 1996, of which MacMall comprised 30.3 million, PC Mall 15.3 million and DataCom Mall 3.2 million. This compared to 38.4 million catalogs distributed in 1995. Retail net sales in 1996 were $57.9 million, a decline of $9.7 million or 14.3% from retail net sales of $67.6 million in 1995. WINTEL net sales increased 136% to $102.4 million in 1996 versus $43.3 million in 1995. WINTEL net sales for 1996 comprised 23.0% of total net sales as compared to 10.3% in 1995. By December 1996, WINTEL net sales comprised almost 30% of total Company net sales.

     Gross profit for the year ended December 31, 1996 was $50.0 million, a decrease of $9.1 million or 15.4% from gross profit of $59.1 million for the year ended December 31, 1995. Gross profit as a percentage of net sales was 11.2% in 1996 versus 14.0% in 1995. The decrease in gross profit dollars was primarily due to $7.5 million in write-offs in the first and second quarters due to unusually high theft and inventory shrinkage associated with the Company's warehouse move in late 1995, an increase in inventory reserves for slow moving and excessive inventory, and reserves established for products returned to vendors for which the Company did not get paid. Excluding these write-offs, gross profit margin for 1996 would have been 12.9% versus 14.0% in 1995. The remaining decline in gross profit margin was primarily the result of WINTEL products comprising a larger percentage of the Company's total net sales. Typically, WINTEL products carry a lower profit margin than Apple and Macintosh compatible products.

     Selling, general and administrative (SG&A) expenses were $60.6 million for the year ended December 31, 1996, an increase of $12.1 million or 25.0% over SG&A expenses of $48.5 million for the year ended December 31, 1995 that excluded a one time charge associated with the relocation of the Company's distribution center. As a percentage of net sales, SG&A expenses were 13.6% in 1996 versus 11.5% in 1995. Approximately $4.0 million of the $12.1 million increase was due to one time charges in the first and second quarters of 1996 relating to unusually high credit card losses including external fraud and those caused by an error generated by a minor software update installed in the first quarter, which allowed some customer orders to bypass the Company's fraud review system, and an increase in reserves for past due accounts. Excluding these charges, SG&A for 1996 would have been 12.7% versus 11.5% in 1995. The remaining increase in SG&A as a percentage of net sales was primarily due to an increase in personnel costs associated with the strengthening of the Company's management team and laying the foundation for future growth. Net advertising expense as a percentage of net sales declined in 1996 versus 1995.

     During 1995, the Company incurred approximately $1.4 million in expenses, or 0.3% of net sales, associated with the relocation of its distribution center to Memphis, Tennessee from its headquarters in Torrance, California. These charges primarily related to duplicative labor, freight and certain other costs associated with operating dual warehouse facilities while starting operations in Memphis.

     Interest income (net of interest expense) was $0.6 million in 1996 compared to $0.4 million in 1995. The increase was due to higher average cash balances invested in securities in 1996. During 1995, the Company received a total of $46.6 million in net proceeds from an initial public offering in April 1995 and its follow-on offering in August 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     Net sales increased by $257.2 million, or 157.1%, to $420.9 million for the year ended December 31, 1995 from $163.7 million for the year ended December 31, 1994. Mail order/catalog sales increased by $235.4 million, or 199.7%, to $353.3 million from $117.9 million in 1994. The increase in net sales was primarily attributable to an increase in the number of catalogs distributed during the year, an increase in the average number of pages in each catalog, and the introduction of the Company's PC Mall catalog. The Company distributed approximately 38.4 million catalogs during the year ended December 31, 1995, including approximately 27.3 million MacMall catalogs as compared to approximately 7.7 million MacMall catalogs 1994. The Company also experienced growth in net sales at its retail showrooms of $21.8 million, or 47.4%, to $67.6 million in 1995 from $45.8 million in 1994.

     Gross profit increased by $35.6 million, or 151.6%, to $59.1 million for the year ended December 31, 1995 from $23.5 million in 1994 as a result of the increase in net sales. Gross profit as a percentage of net sales decreased to 14.0% for 1995 from 14.3% for 1994. The decrease in gross profit margin was the result of a shift in the Company's product mix to a higher proportion of WINTEL products which typically have a lower gross profit as a percentage of sales as compared to Apple products, and sales associated with the introduction of Microsoft Windows 95 and companion software products in the third quarter of 1995 which were at lower margins than historical levels. The Company shipped approximately 33,000 Windows 95 and Microsoft brand Windows 95 products during the third quarter of 1995. Corporate sales, which typically have a lower gross margin, also continued to increase in 1995, representing over 15% of the Company's net sales in 1995.

     Selling general and administrative (SG&A) expenses increased by $29.1 million, or 150.0% to $48.5 million for the year ended December 31, 1995 from $19.4 million in the prior year. As a percentage of net sales, SG&A expenses, excluding one time charges associated with the relocation of the Company's distribution center, decreased to 11.5% from 11.8% for 1994. The decrease as a percentage of net sales was the result of the Company's increased net sales. The increase in SG&A expenses was primarily attributable to an increase in personnel costs associated with the increased sales volume and an increase in advertising costs resulting from increased catalog circulation.

     During 1995, the Company also incurred approximately $1.4 million in expenses, or 0.3% of net sales, associated with the relocation of its distribution center to Memphis, Tennessee from its headquarters in Torrance, California. These one time charges primarily related to duplicative labor, freight and rent costs associated with operating dual warehouse facilities while starting operations in Memphis.

     Interest income (net of interest expense) increased by $1.1 million or 148.9%, to $371,000 from ($759,000) in 1994. The increase in interest income was primarily due to interest received on funds from the Company's initial public offering in April 1995 and its follow-on offering in August 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been borrowings from its stockholders, private investors and financial institutions. In April and August 1995, the Company completed an initial public offering and a follow-on offering of its common stock which resulted in net proceeds to the Company of approximately $46.6 million. Cash flows from operations were $(767,000), $(12,790,000) and $(7,789,000) for 1994, 1995 and 1996, respectively. Cash flows from operations were negative primarily due to investments in inventory and accounts receivable necessitated by the rapid sales growth of the Company, including those associated with the introduction of the Company's MacMall, PC Mall and DataCom Mall catalogs.

     Inventories increased $3.1 million to $55.1 million at December 31, 1996 from $52.0 million at December 31, 1995 as a result of increased sales, the purchase of inventory for PC Mall and DataCom Mall and opportunistic buys. Accounts receivable increased $1.6 million during the year ended December 31, 1996 to $19.9 million primarily due to the Company's effort to target open account sales to corporate customers and expand the sale of advertising space in its catalogs.

     During the year ended December 31, 1996, the Company's capital expenditures were $2.1 million as compared to $7.9 million in 1995, primarily for distribution and computer equipment. The Company's primary capital needs will continue to be funding its working capital requirements for anticipated sales growth.

     The Company has an existing credit facility of up to $50.0 million with a financial institution. As of December 31, 1996, the Company had $23.0 million outstanding under this credit facility. The credit facility functions like a trade payable for financing inventory purchases and is included in accounts payable. The revolving credit line is cancelable upon 30 days' or less advance notice and does not bear interest if paid within 60 days of the date inventory is purchased. The credit facility is secured by substantially all of the Company's assets and contains certain covenants which require the Company to maintain a minimum level of subordinated debt plus tangible net worth of $25 million. At December 31, 1996, the Company had approximately $50 million of subordinated debt plus tangible net worth.

     At December 31, 1996, the Company had cash and short term investments of over $17.8 million and working capital of $42.6 million.

     The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 1997. However, if the Company needs extra funds, such as for acquisitions or expansion, there are no assurances that adequate financing will be available at acceptable terms.

     As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company with those of the Company would place additional demands on the Company's management, operating and financial resources. The Company is engaged in ongoing evaluation of and discussions with third parties regarding potential acquisitions and from time to time has submitted, and may in the future submit, proposals with respect to such potential acquisitions. The Company currently has no definitive agreements with respect to any such acquisitions.

INFLATION

     Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the near future. There can be no assurances, however, that the Company's business will not be so affected by inflation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, notes to consolidated financial statements and report of independent accountants required hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is set forth under the caption "Election of Directors," in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and such information is incorporated herein by reference. A list of executive officers of Registrant is included in Part I of this report.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, directors and 10% stockholders are also required by the Commission rules to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during 1996 all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with, except that one of the Company's directors, Sam Khulusi, filed a late Form 3 regarding the purchase of 150,000 shares.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation and Other Information" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationship and Related Transactions and Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and such information is incorporated herein by reference.

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following consolidated financial statements of Registrant are filed as part of this report:

                                                                            Page
                                                                            ----
(a)(1)   Consolidated Financial Statements
         ---------------------------------

         (1)      Report of Independent Accountants - Price Waterhouse LLP   F-2

         (2)      Consolidated Balance Sheet at December 31, 1996 and 1995   F-3

         (3)      Consolidated Statement of Operations for the Years Ended   F-4
                  December 31, 1996, 1995 and 1994

         (4)      Consolidated Statement of Stockholders' Equity             F-5
                  for the Years Ended December 31, 1996, 1995 and 1994

         (5)      Consolidated Statement of Cash Flows for the Years         F-6
                  Ended December 31, 1996, 1995 and 1994

         (6)      Notes to the Consolidated Financial Statements             F-7

   (2)   Financial Statement Schedules
         -----------------------------

         SCHEDULE II - Valuation and Qualifying Accounts                    F-17

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

   (3)   Exhibits
         --------

         Reference is made to the Exhibit Index immediately preceding the exhibits hereto for the exhibits included herein.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on March 27, 1997.

                                            CREATIVE COMPUTERS, INC.

                                            By: FRANK F. KHULUSI
                                               -------------------------
                                                 Frank F. Khulusi
                                                 President and Chief Executive
                                                   Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                          Title                        Date
         ---------                          -----                        -----

FRANK F. KHULUSI                     Chairman of the Board of      March 27, 1997
--------------------------------     Directors, President and
Frank F. Khulusi                     Chief Executive Officer
                                     (Principal Executive Officer)


RICHARD M. FINKBEINER                Chief Financial Officer       March 27, 1997
--------------------------------     (Principal Financial and
Richard M. Finkbeiner                Accounting Officer)

SAM U. KHULUSI*                      Director                      March 27, 1997
--------------------------------
Sam U. Khulusi

AHMED O. ALFI*                       Director                      March 27, 1997
--------------------------------
Ahmed O. Alfi

AL S. JOSEPH*                        Director                      March 27, 1997
--------------------------------
Al S. Joseph

*By Richard M. Finkbeiner
    Attorney-in-Fact

                           CREATIVE COMPUTERS, INC.
                                 Exhibit Index



Exhibit Number                                         Description
--------------                                         -----------
3.1                   Certificate of Incorporation of the Company*
3.2                   Bylaws of the Company*
10.1                  1994 Stock Incentive Plan and form of stock option agreement*
10.2                  Employment Agreement dated January 1, 1995, between Creative Computers,
                       Inc. and Frank F. Khulusi*
10.4                  Employment Agreement dated January 1, 1994, between Creative
                       Computers, Inc. and Dan DeVries*
10.5                  Standard Industrial/Commercial Single-Tenant Lease-Net dated February 10,
                       1993 between Herman Platt and Marjorie Platt, as Co-Trustees of the Herman Platt
                       and Marjorie Platt Trust dated October 11, 1985 and Creative Computers, Inc. for the premises located at 2645 Maricopa Street, Torrance, California**
10.6                  ITT Commercial Financial Corporation ("ITT") financing arrangements:
                      a.   Agreement for Wholesale Financing (Security Agreement-Arbitration) dated
                           April 4, 1991, as amended, between ITT and Creative Computers, Inc.*
10.13                 Warrant to Purchase Common Stock of Creative Computers, Inc. dated
                       September 29, 1994 in favor of Creative Partners, L.P.*
10.14                 Security Agreement dated as of September 26, 1994 by Creative computers,
                       Inc. in favor of Creative Partners, L.P.*
10.18                 Form of Directors' Non-Qualified Stock Option Plan*
10.22                 Agreement dated August 1, 1995 between Creative Computers, Inc. and
                       Deutsche Financial Services (formerly known as ITT Commercial Finance Corp.)**
10.25                 Industrial Lease Agreement between Corporate Estates, Inc. and Creative
                       Computers, Inc. dated September 15, 1995 for the premises located at 4515 E. Shelby Drive,
                      Memphis, Tennessee, filed in connection with the Company's 10-Q for the quarter ended September 30, 1995
10.26                 Employment Agreement dated February 21, 1996, between Creative Computers, Inc. and
                       David R. Burcham, filed in connection with the Company's 10-Q for the quarter ended
                       March 31, 1996 as Exhibit 10.1 thereto
10.27                 Employment Agreement dated May 21, 1996, between Creative Computers, Inc. and
                       Richard M. Finkbeiner, filed in connection with the Company's 10-Q for the quarter ended
                       June 30, 1996 as Exhibit 10.1 thereto
10.28                 Authorized Apple Dealer U.S. Sales Agreement dated August 29, 1996; Authorized Apple
                       Catalog Reseller Sales Agreement dated August 29, 1996; Dealer Apple Authorized Service
                       Provider Agreement dated August 29, 1996; Apple Corporate Alliance Program Addendum
                       to the Authorized Apple Dealer Sales Agreement dated August 29, 1996
10.29                 Amendment to Agreement for Wholesale Financing dated February 25, 1997
13.1                  Consolidated Financial Statements and Report of Independent Accountants
21.1                  Subsidiaries**
23.1                  Consent of Price Waterhouse LLP
24.1                  Power of Attorney
27.1                  Financial Data Schedule (filed with EDGAR version only)

    *                 Incorporated by reference from the Company's Registration Statement on Form S-1 (33-89572)
                       declared effective on April 4, 1995.
   **                 Incorporated by reference from the Company's Registration Statement on Form S-1
                       (33-95416) declared effective on August 23, 1995.

                                                                              30