Form 10-K/A
period 1996-12-31
CREATIVE COMPUTERS INC
filed 1997-04-30
CIK 937941

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                              Title of each class
                              -------------------

                         Common Stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 31, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $24 million. The number of shares outstanding of the Registrant's Common Stock as of March 31, 1997 was 9,776,950.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
-------------------------------------------------------------

     Information regarding the Company's executive officers is set forth in Part I of its Annual Report on Form 10-K under the heading "Executive Officers."

                                   DIRECTORS

     In accordance with the Company's Certificate of Incorporation, the Company's Board of Directors are elected at each Annual Meeting of stockholders. Vacancies on the Board of Directors and newly created directorships will generally be filled by vote of a majority of the directors then in office, and any directors so chosen will hold office until the next election of directors.

  The names of the directors, their ages as of March 31, 1997, and certain other information about them are set forth below:

                                                                     DIRECTOR
       NAME           AGE           POSITION WITH COMPANY             SINCE
-------------------   ---   --------------------------------------   --------
Frank F. Khulusi...    30   Chairman of the Board of Directors and     1987
                            Chief Executive Officer
Sam U. Khulusi.....    41   Director                                   1987
Ahmed O. Alfi......    40   Director                                   1994
Al S. Joseph.......    64   Director                                   1995

  Frank F. Khulusi is a co-founder of the Company (and its predecessor) and has
  ----------------
served as Chairman of the Board, President and Chief Executive Officer of the Company since the Company's inception in 1987. He is the brother of Sam U. Khulusi.

  Sam U. Khulusi is a co-founder of the Company and served as Executive Vice
  --------------
President and Chief Operating Officer of the Company from October 1994 until February 1996. Mr. Khulusi currently is the Managing Director of Denim Software, L.L.C., a software development company. From 1987 until October 1994, Mr. Khulusi served as Chief Financial Officer of the Company. He is the brother of Frank F. Khulusi.

  Ahmed O. Alfi has served as a director of the Company since September 1994.
  -------------
Mr. Alfi has served as the Chairman of the Board and Chief Executive Officer of Alfigen, a prenatal diagnostic company, since January 1992. Since January 1996, Mr. Alfi has served as a director of SmarTalk Teleservices, Inc., a publicly traded telecommunications service provider.

  Dr. Al S. Joseph has served as a director of the Company since July 1995. Dr.
  ----------------
Joseph, a former senior engineering executive at Rockwell International, is the founder of Vitesse Semiconductor, Inc. serving as CEO and Chairman from 1984 through 1988. Dr. Joseph is also a co-founder of Quad Design (now View Logic). From 1988 to the present Dr. Joseph has been a consultant to the electronics industry serving such clients as Cray Research, E-Systems Raytheon, Flextronics International, Booz, Allen & Hamilton, and the Dow Chemical Company. Dr. Joseph is the father of Ray Joseph, who was employed as Director of Marketing for the Company until March 1997.

COMPENSATION OF DIRECTORS

  The Company's directors did not receive cash compensation or reimbursement for expenses for serving on the Board of Directors for the fiscal year ended December 31, 1996.

  Under the Company's Directors' Non-Qualified Stock Option Plan each director who is not an employee of the Company is entitled to receive an option to purchase 2,000 shares of the Company's Common Stock upon joining the Board. After the initial grant described above, each director receives an additional option to purchase 1,000 shares of the Company's Common Stock on the date of each succeeding annual meeting of stockholders so long as the director has served on the Board for at least one year. Options are granted at fair market value on the date of grant and vest on the first anniversary of the date of grant.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

  The Board of Directors has an Audit Committee and a Compensation Committee. The members of the Audit Committee are Ahmed Alfi and Al Joseph. The Audit Committee held one meeting during the year ended December 31, 1996. The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, making recommendations to the Board of Directors regarding the Company's auditors, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company's financial controls, acting upon recommendations of the auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company.

  The members of the Compensation Committee are Frank Khulusi and Ahmed Alfi. The Compensation Committee held two meetings during the year ended December 31, 1996 and met a number of times on an informal basis. The Compensation Committee's functions include reviewing with management cash and other compensation policies for employees, making recommendations to the Board of Directors regarding compensation matters and determining compensation for the Chief Executive Officer. In addition, the Compensation Committee administers the Company's stock plans and, within the terms of the respective stock plan, determines the terms and conditions of issuances thereunder.

  The Board of Directors held a total of eight meetings during the year ended December 31, 1996. During such year, each director attended over 75% of the meetings of the Board and the committees of the Board on which he served that were held during the period he served.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Frank F. Khulusi, a member of the Compensation Committee, is an executive officer of the Company. There are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers of such companies.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, directors and 10% stockholders are also required by the Commission rules to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during 1996, all Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders were complied with, except that a Form 4 regarding the purchase of 150,000 shares by Sam Khulusi was filed late.

ITEM 11.  EXECUTIVE COMPENSATION:
---------------------------------

SUMMARY OF EXECUTIVE COMPENSATION

  The following table sets forth the cash compensation earned for services performed for the Company during the three years in the period ended December 31, 1996 by the Company's Chief Executive Officer and each of its other executive officers who earned over $100,000 in 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                                                            COMPENSATION
                                                      ANNUAL COMPENSATION                  ---------------
                                        ------------------------------------------------       Awards
                                                                                           ---------------
                                                                                             Securities
                                                                         Other Annual        Underlying        All Other
                                                             Bonus       Compensation       Options/SARs      Compensation
Name and Current Position              Year     Salary($)     ($)           ($)(1)              (#)             ($)(2)
-------------------------------------  ----     --------    -------      ------------       ------------      ------------

Frank F. Khulusi.....................   1996    303,900         --                --                 --                --
   Chairman and Chief                   1995    300,000         --                --                 --                --
   Executive Officer                    1994    279,500         --                --                 --                --

Richard M. Finkbeiner(3).............   1996    128,195     25,000                --            150,000(4)         18,504
   Chief Financial Officer

Daniel J. DeVries....................   1996    198,702     36,937(5)         23,720(6)         130,000(7)             --
   Executive Vice President,            1995    122,418    118,189                --             18,284                --
    Marketing                           1994    122,418     90,698                --             58,800                --

David R. Burcham(8)..................   1996    166,667     23,333                --            120,000(9)         50,000
   Executive Vice President,
    Sales and Operations

(1) Except as set forth in the Summary Compensation Table, the incremental cost to the Company of providing perquisites and other personal benefits during the last three fiscal years did not exceed, as to any named executive officer, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.
(2)  Represents relocation expenses and allowances paid by the Company.
(3)  Mr. Finkbeiner joined the Company in June 1996.
(4) Represents options to purchase an aggregate of 75,000 shares granted in May 1996 that were repriced in July 1996.
(5)  Mr. DeVries' bonus includes commissions.
(6) Represents auto allowance of $18,182 and health insurance premiums of $5,578.
(7) Represents options to purchase an aggregate of 15,000 shares granted in a previous fiscal year that were repriced in February and July 1996 and options to purchase an aggregate of 50,000 shares granted in February 1996 that were repriced in July 1996.
(8)  Mr. Burcham joined the Company in February 1996.
(9) Represents options to purchase an aggregate of 60,000 shares granted in February 1996 that were repriced in July 1996.

                 SUMMARY OF OPTION GRANTS IN LAST FISCAL YEAR

  The following table provides certain information with respect to stock options granted to the named executive officers in 1996 (including repricings which are reflected as new grants). In addition, as required by Securities and Exchange Commission rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

                                                    INDIVIDUAL GRANTS
                                --------------------------------------------------------------      POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                  NUMBER OF            % OF TOTAL                                   ANNUAL RATE OF STOCK
                                  SECURITIES          OPTIONS/SARS                                   PRICE APPRECIATION
                                  UNDERLYING           GRANTED TO     EXERCISE OR                    FOR OPTION TERM(3)
                                 OPTIONS/SARS         EMPLOYEES IN    BASE PRICE    EXPIRATION   --------------------------
NAME                              GRANTED(#)         FISCAL YEAR(1)     ($/sh)       DATE(2)        5%($)         10%($)
-----------------------------   ------------         --------------   -----------   ----------   ----------    ------------

Frank F. Khulusi.............          --                    --             --            --             --             --
Richard M. Finkbeiner........       5,000 (4)              0.35          8.875       5/21/06         27,907         70,722
                                   35,000 (5)              2.46          8.875       5/21/06        195,350        495,056
                                   35,000 (6)              2.46          8.875       5/21/06        195,350        495,056
                                    5,000 (*)(4)           0.35           6.00       5/21/06         12,377         36,904
                                   35,000 (*)(5)           2.46           6.00       5/21/06         86,641        258,334
                                   35,000 (*)(6)           2.46           6.00       5/21/06         86,641        258,334

Daniel J. DeVries............      50,000 (5)              3.52           9.50       2/12/06        298,725        757,028
                                   15,000 (**)(6)          1.05           9.50        8/4/05         83,736        209,035
                                   50,000 (*)(5)           3.52           6.00       2/12/06        118,257        352,145
                                   15,000 (*)(6)           1.05           6.00        8/4/05         32,298         96,077

David R. Burcham.............      60,000 (7)              4.22          10.75       2/20/06        405,637      1,027,964
                                   60,000 (*)(7)           4.22           6.00       2/20/06        142,446        424,211

--------------
      All above options were granted at or above fair market value on the date of grant.
(*) Represents options granted previously that were repriced to $6.00 per share by the Compensation Committee of the Board of Directors on July 27, 1996. All options granted at an exercise price exceeding $6 per share were repriced to $6.00 per share on Saturday July 27, 1996. Market price on Friday, July 26, and Monday, July 29, 1996 was $5.25 and $5.625, respectively.
(**) Represents options granted previously that were repriced to $9.50 per share by the Compensation Committee of the Board of Directors on February 12, 1996. All options granted in 1995 were repriced by the Compensation Committee of the Board of Directors to $9.50 per share on February 12, 1996, except options granted to employees who resigned prior to the end of February 1996. Market price on February 12, 1996 was $9.50.
(1) Based on an aggregate of 1,419,000 options granted to officers and employees of the Company in fiscal year 1996, including the named executive officers. The total number of options granted during fiscal year 1996 include 846,800 that represent previously granted options that were repriced in February and July 1996.
(2) The options have a term of 10 years, subject to earlier termination in certain events related to termination of employment.
(3) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionee's continued employment through the term of the options. There can be no assurance that the amounts reflected in this table will be achieved.
(4) These nonstatutory stock options vested and became exercisable immediately upon employment.

(5) These nonstatutory stock options vest and become exercisable 20% per year from the date of grant.
(6) These nonstatutory stock options vest and become exercisable 8.25% per quarter from the date of grant.
(7) 5,000 shares of these nonstatutory stock options vested and became exercisable immediately upon employment. 55,000 shares vest and become exercisable 8.25% per quarter from the date of grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

  The following table sets forth information concerning the value of unexercised options held by named executive officers at December 31, 1996. No named executive officers exercised stock options during 1996.


                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED             IN-THE-MONEY
                                           SHARES            OPTIONS/SARS AT               OPTIONS/SARS AT
                                        ACQUIRED ON         DECEMBER 31, 1996             DECEMBER 31, 1996
                NAME                    EXERCISE(#)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------------------------   -----------   -----------   -------------   -----------   -------------
Frank F. Khulusi.....................        --            --              --               --              --
Richard M. Finkbeiner................        --         10,833         64,167          $14,895        $ 88,230
Daniel J. DeVries....................        --         29,770         94,030          $52,694        $146,931
David R. Burcham.....................        --         18,749         41,251          $25,780        $ 56,720


ITEM 12:  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------

  The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 1997, (i) by each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) by each director and nominee, (iii) by each executive officer of the Company named in the Summary Compensation Table contained herein and (iv) by all directors and executive officers of the Company as a group. Except as indicated and pursuant to applicable community property laws, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

                                            NUMBER OF
                                              SHARES      PERCENTAGE
                                           BENEFICIALLY       OF
          NAME AND ADDRESS(1)                 OWNED         CLASS
----------------------------------------   ------------   -----------
Frank F. Khulusi(2).....................     2,096,000       21.4%
Sam U. Khulusi(3).......................     2,254,425       23.0%
Ahmed O. Alfi(4)........................       149,840        1.5%
Al S. Joseph(5).........................         2,000          *
Amre A. Youness(6)......................       777,752        7.9%
Richard M. Finkbeiner(7)................        53,666          *
Daniel J. DeVries(8)....................        42,270          *
David R. Burcham(9).....................        27,915          *
All directors and executive officers as
 a group (7 persons)(10)................     4,626,116       47.2%

* Less than 1%.

(1) Unless otherwise indicated, the address for each person is 2645 Maricopa Street, Torrance, California 90503.

(2) Includes 326,340 shares and 8,575 shares held in trust for the benefit of the children of Sam Khulusi and Basimah Khulusi, respectively.

(3) Includes 326,340 shares held in trust for the benefit of the children of Frank Khulusi and 3,000 shares subject to outstanding options which are exercisable within 60 days after March 31, 1997.

(4) Includes 3,000 shares subject to outstanding options which are exercisable within 60 days after March 31, 1997.

(5) Includes 2,000 shares subject to outstanding options which are exercisable within 60 days after March 31, 1997.

(6) The address for Mr. Youness is 3 Civic Plaza, Suite 170, Newport Beach, California 92660.

(7) Includes 23,666 shares subject to outstanding options which are exercisable within 60 days after March 31, 1997.

(8) Includes 42,270 shares subject to outstanding options which are exercisable within 60 days after March 31, 1997.

(9) Includes 27,915 shares subject to outstanding options which are exercisable within 60 days after March 31, 1997.

(10) Includes 101,851 shares subject to outstanding options which are exercisable within 60 days after March 31, 1997.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on April 30, 1997.

                                       CREATIVE COMPUTERS, INC.

                                       By: FRANK F. KHULUSI
                                           -------------------------------------
                                           Frank F. Khulusi
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


   Signature                       Title                           Date
   ---------                       -----                           ----

FRANK F. KHULUSI             Chairman of the Board of           April 30, 1997
--------------------------   Directors, President and
Frank F. Khulusi             Chief Executive Officer
                             (Principal Executive Officer)


RICHARD M. FINKBEINER        Chief Financial Officer            April 30, 1997
--------------------------   (Principal Financial and
Richard M. Finkbeiner        Accounting Officer)


SAM U. KHULUSI*              Director                           April 30, 1997
--------------------------
Sam U. Khulusi

AHMED O. ALFI*               Director                           April 30, 1997
--------------------------
Ahmed O. Alfi


AL S. JOSEPH*                Director                           April 30, 1997
--------------------------
Al S. Joseph


RICHARD M. FINKBEINER
--------------------------
*By Richard M. Finkbeiner,
 Attorney-in-Fact