Form 10-Q
period 1997-03-31
CREATIVE COMPUTERS INC
filed 1997-05-13
CIK 937941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1997

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
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


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

                       Yes   X      No
                            ---         ---


  Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

   There were 9,776,950 outstanding shares of COMMON STOCK at April 30, 1997.

                           Creative Computers, Inc.

                               Index to Form 10-Q


PART I - FINANCIAL INFORMATION                                       Page

Item 1 - Financial Statements (unaudited)

Consolidated Balance Sheet..........................................   2

Consolidated Statement of Operations................................   3

Consolidated Statement of Cash Flows................................   4

Condensed Notes to the Consolidated Financial Statements............   5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................   5


PART II - OTHER INFORMATION.........................................   8

SIGNATURE...........................................................   8


                            Creative Computers, Inc.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands except share data)

                                                     March 31, 1997        December 31, 1996
                                                       (unaudited)
                                                     --------------        -----------------
Assets
Current assets:
Cash and cash equivalents                                $18,428               $ 17,329
Securities available for sale                                527                    521
Accounts receivable, net of allowance for
  doubtful accounts                                       20,390                 19,948
Inventories                                               40,162                 55,092
Prepaid expenses and other current assets                  2,917                  3,410
Income tax refund receivable                                 769                  1,753
Deferred income taxes                                      4,284                  4,284
                                                         -------               --------
    Total current assets                                  87,477                102,337
Property, plant and equipment, net                        10,917                 10,909
Other assets                                                 254                    185
                                                         -------               --------
                                                         $98,648               $113,431
                                                         =======               ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                         $36,082               $ 50,770
Accrued expenses and other current liabilities             7,896                  8,684
Capital leases - current portion                             232                    243
Notes payable - current portion                               38                     40
                                                         -------               --------
    Total current liabilities                             44,248                 59,737
Capital leases                                               243                    293
Notes payable                                                 18                     32
Deferred income taxes                                        564                    564
                                                         -------               --------
    Total liabilities                                     45,073                 60,626

Stockholders' equity:
Common stock, $.001 par value; 15,000,000 shares
 authorized; 9,791,950 and 9,791,825 shares issued
  and outstanding                                             10                     10
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued and outstanding
Additional paid in capital                                53,932                 53,932
Treasury stock, at cost: 15,000 shares                       (91)                   (91)
Retained earnings (accumulated deficit)                     (276)                (1,046)
                                                         -------               --------
    Total stockholders' equity                            53,575                 52,805
                                                         -------               --------
                                                         $98,648               $113,431
                                                         =======               ========

         See condensed notes to the consolidated financial statements.

                            Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)

                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                    1997        1996
                                                    ----        ----
Net sales                                         $120,140    $109,171

Cost of goods sold                                 104,692      95,949
                                                  --------    --------

  Gross profit                                      15,448      13,222

Selling, general and administrative expenses        14,286      17,460
                                                  --------    --------

Income (loss) from operations                        1,162      (4,238)

Interest income (expense), net                          79          98
                                                  --------    --------

Income (loss) before income taxes                    1,241      (4,140)

Income tax provision (benefit)                         471      (1,640)
                                                  --------    --------

Net income (loss)                                 $    770    $ (2,500)
                                                  ========    ========

Earnings (loss) per share                         $   0.08    $  (0.26)
                                                  ========    ========

Weighted average number of
shares outstanding                                   9,831       9,787
                                                  ========    ========




         See condensed notes to the consolidated financial statements.

                            Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

                                                          For the three months ended March 31,
                                                          ------------------------------------
                                                                1997                 1996
                                                          ---------------       --------------
Cash flows from operating activities:
Net income (loss)                                            $    770              $ (2,500)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                                   514                   465
  Increase in allowance for doubtful accounts                     848                   394
  Increase (decrease) in inventory reserves                      (295)                1,866
  Changes in operating assets and liabilities:
     Accounts receivable                                       (1,290)                 (503)
     Inventories                                               15,225                 6,943
     Prepaid expenses and other current assets                    493                (1,552)
     Income tax refund receivable                                 984                  ----
     Other assets                                                 (69)                   49
     Accounts payable                                         (14,688)              (17,213)
     Accrued expenses and other current liabilities              (788)                 (757)
                                                             --------              --------
     Total adjustments                                            934               (10,308)
                                                             --------              --------
   Net cash provided by (used in) operating activities          1,704               (12,808)

Cash flows from investing activities:
   Purchases of securities available for sale                    (502)               (5,895)
   Redemptions of securities available for sale                   496                16,854
   Acquisition of property, plant and equipment                  (523)                 (849)
                                                             --------              --------
   Net cash provided by (used in) investing activities           (529)               10,110

Cash flows from financing activities:
   (Payments) borrowings under notes payable, net                 (16)                   15
   Principal payments of obligations under capital leases         (61)                  (62)
   Proceeds from stock issued under stock option plans              1                    27
                                                             --------              --------
   Net cash (used by) financing activities                        (76)                  (20)
                                                             --------              --------
Net increase (decrease) in cash and cash equivalents            1,099                (2,718)
Cash and cash equivalents:
   Beginning of period                                         17,329                13,082
                                                             --------              --------
   End of period                                             $ 18,428              $ 10,364
                                                             ========              ========

         See condensed notes to the consolidated financial statements.

                            Creative Computers, Inc.

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Financial Statements

     The consolidated interim financial statements include the accounts of Creative Computers, Inc. (a Delaware corporation) and its wholly owned subsidiaries (the Company) and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K at December 31, 1996.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.   Net Income (Loss) Per Share

     Net income (loss) per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include dilutive stock options and warrants, if any, using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) which will become effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the statement of income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). FAS 128 does not permit early application, however, when implemented in the fourth quarter of 1997, it requires restatement of previously reported Earnings per Share for each income statement presented. The Company does not expect the adoption of FAS 128 to have a material impact on its presentation of Earnings per Share for the first quarter of 1996 and 1997.

3.   Unusual Period End Charges

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company began operations in May 1987 as a mail-order company and then opened its first retail computer showroom in August 1987 and a second showroom in 1988. These showrooms and mail-order operations primarily offered Commodore Amiga personal computers and related products. The Company became an authorized Apple dealer in 1991, opened two additional retail computer showrooms in the second quarter of 1993 and relocated its original store in the fourth quarter of 1993.

In the fourth quarter of 1993, the Company shifted its principal distribution and marketing focus from retail showrooms to direct mail distribution and marketing. In March 1994, the Company received authorization from Apple to offer the full retail line of Apple products via direct mail. The Company distributed the first edition of its MacMall catalog in April 1994, the first edition of its PC Mall catalog in May 1995, and the first edition of its DataCom Mall catalog in January 1996. During 1996, the Company published thirteen editions of its MacMall catalog with a total circulation of 30.3 million, published thirteen editions of its PC Mall catalog with a total circulation of 15.3 million and published six editions of its DataCom Mall catalog with a total circulation of
3.2 million.

During the fourth quarter of 1995, the Company moved its distribution center from Torrance, CA to a new facility in Memphis, TN. This distribution center consists of 220,000 square feet, with an additional 105,000 square feet added on May 1, 1997.

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, retail showrooms and advertising on the Internet. The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 21% of the Company's net sales for the quarter ended March 31, 1997 as compared to 32% for the comparable quarter of 1996.


Results of Operations

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

Net sales for the quarter ended March 31, 1997 were $120.1 million, a 10% increase over net sales of $109.2 million for the comparable quarter in 1996. PC/Wintel sales increased 76% from $20.5 million in last year's comparable quarter to $36.1 million for the three months ended March 31, 1997. Apple/Macintosh related product sales declined 5% to $84.0 million for the three months ended March 31, 1997 as compared with $88.7 million for the comparable period in the prior year. PC/Wintel sales comprised 30% of total net sales for the first quarter in 1997 versus 19% for the same quarter last year. Mail order/catalog net sales reflected an increase of 14%, from $94.2 million in the first quarter of last year to $107.7 million for the quarter ended March 31, 1997. Total net sales increased primarily due to increased catalog circulation, strong demand for PC/Wintel products and an increase in the number of sales executives dedicated to new business development.

Gross profit increased by $2.2 million, or 16.8%, to $15.4 million for the quarter ended March 31, 1997 from $13.2 million in the first quarter of 1996. Gross profit as a percentage of net sales increased to 12.9% for the first quarter of 1997 from 12.1% in the first quarter last year, and 12.6% in the fourth quarter of 1996. Gross margin improved substantially over last year's first quarter primarily because of large write-offs from theft and inventory shrinkage last year. Gross margin improved over the fourth quarter due primarily to mix of products sold and better buying. The Company shipped approximately 264,000 mail-order/catalog orders during the three months ended March 31, 1997 as compared to 228,000 for the same period last year. The Company's average order size for mail-order/catalog operations was $407 for the three months ended March 31, 1997 as compared to $413 for the same period in 1996.

Selling, general and administrative (SG&A) expenses decreased by $3.2 million, or 18.2%, to $14.3 million for the three months ended March 31, 1997 from $17.5 million for the comparable period in the prior year. This is primarily due to write-offs last year of $1.3 million associated with credit card fraud and due to significantly reduced net advertising cost this year. As a percentage of net sales, SG&A expenses decreased to 11.9% for the quarter from 16.0% for the corresponding quarter in 1996. In comparison to the fourth quarter of 1996, SG&A costs declined slightly in the first quarter but increased as a percent of net sales from 11.1% to 11.9%. This increase primarily came from the significant ramp up in the number of sales executives dedicated to new business development.

Net interest income for the three months ended March 31, 1997 decreased by $19,000 or 19.4%, to $79,000 compared to $98,000 for the comparable quarter in 1996. The decrease was due to a reduction in cash invested in securities available for sale.

Net income increased by $3,270,000 to $770,000 for the three months ended March 31, 1997 from a loss of $2,500,000 for the same period last year.


Liquidity and Capital Resources

The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been borrowings from its stockholders, private investors and financial institutions. In April and August 1995, the Company completed an initial offering and a follow-on offering of its common stock which resulted in net proceeds to the Company of approximately $46.6 million. As of March 31, 1997, the Company had cash, cash equivalents and short-term investments of $19.0 million.

Inventories decreased to $40.2 million at March 31, 1997 from $55.1 million at
December 31, 1996.   Accounts receivable increased to $20.4 million at March 31,
1997 from $19.9 million at December 31, 1996.

During the three months ended March 31, 1997, the Company's capital expenditures were $523,000 versus $849,000 for the comparable quarter last year. The Company's primary capital needs will continue to be the funding of its working capital requirements for anticipated sales growth.

The Company has an existing credit facility of $50.0 million with a financial institution. At March 31, 1997, the Company had $10.6 million outstanding under this credit facility. The credit facility functions in lieu of a vendor trade payable for inventory purchases and is included in accounts payable. The revolving credit line is cancelable upon 30 days advance notice and does not bear interest if paid within 60 days of the date inventory is purchased. The credit facility is secured by substantially all of the Company's assets and contains certain covenants which require the Company to maintain a minimum level of tangible net worth.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of March 31, 1997, the Company has repurchased 15,000 shares.

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

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in this report are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties, and it is possible that the assumptions made by management may not materialize. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from expectations include competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer and clones thereof; reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 1996.


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



                                   CREATIVE COMPUTERS, INC.




Date:  May 12, 1997                By  /s/  Richard Finkbeiner
                                   Richard Finkbeiner
                                   Chief Financial Officer

                                   (Duly Authorized Officer of the Registrant and Principal Financial Officer)