Form 10-Q
period 1997-06-30
CREATIVE COMPUTERS INC
filed 1997-08-14
CIK 937941

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1997

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

                            Yes  X      No
                               -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

   There were 9,782,432 outstanding shares of COMMON STOCK at July 31, 1997.

                           CREATIVE COMPUTERS, INC.

                              INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                     PAGE
Item 1 - Financial Statements (unaudited)

Consolidated Balance Sheet........................................  2

Consolidated Statement of Operations..............................  3

Consolidated Statement of Cash Flows..............................  4

Condensed Notes to the Consolidated Financial Statements..........  5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................  6


PART II - OTHER INFORMATION.......................................  9

SIGNATURE.........................................................  9


                           CREATIVE COMPUTERS, INC.

                          CONSOLIDATED BALANCE SHEET
                       (in thousands except share data)

                                                         June 30, 1997    December 31, 1996
                                                          (unaudited)
                                                         --------------   -----------------
ASSETS
Current assets:
Cash and cash equivalents                                     $ 17,192             $ 17,329
Securities available for sale                                      534                  521
Accounts receivable, net of allowance for
   doubtful accounts                                            22,307               19,948
Inventories                                                     42,717               55,092
Prepaid expenses and other current assets                        4,022                3,410
Income tax refund receivable                                       ---                1,753
Deferred income taxes                                            4,003                4,284
                                                              --------             --------
     Total current assets                                       90,775              102,337
Property, plant and equipment, net                              10,914               10,909
Other assets                                                       239                  185
                                                              --------             --------
                                                              $101,928             $113,431
                                                              ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                              $ 36,017             $ 50,770
Accrued expenses and other current liabilities                   9,910                8,684
Income tax payable                                                 635                  ---
Capital leases - current portion                                   221                  243
Notes payable - current portion                                     31                   40
                                                              --------             --------
     Total current liabilities                                  46,814               59,737
Capital leases                                                     193                  293
Notes payable                                                       21                   32
Deferred income taxes                                              564                  564
                                                              --------             --------
     Total liabilities                                          47,592               60,626

Stockholders' equity:
Common stock, $.001 par value; 15,000,000 shares
    authorized; 9,791,950 and 9,791,825 shares issued               10                   10
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding
Additional paid in capital                                      53,932               53,932
Treasury stock, at cost: 15,000 shares                             (91)                 (91)
Retained earnings (accumulated deficit)                            485               (1,046)
                                                              --------             --------
     Total stockholders' equity                                 54,336               52,805
                                                              --------             --------
                                                              $101,928             $113,431
                                                              ========             ========

         See condensed notes to the consolidated financial statements.

                            CREATIVE COMPUTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)




                                               For the three months ended                For the six months ended
                                                        June 30,                                 June  30,
                                               --------------------------                ------------------------
                                                     1997       1996                        1997          1996
                                                   --------   --------                   --------      ---------
Net sales                                          $116,018   $ 94,527                    $236,158      $203,698

Cost of goods sold                                  101,182     88,085                     205,874       184,034
                                                   --------   --------                     -------       -------
  Gross profit                                       14,836      6,442                      30,284        19,664

Selling, general and administrative expenses         13,852     15,556                      28,138        33,016
                                                   --------   --------                     -------       -------

Income (loss) from operations                           984     (9,114)                      2,146       (13,352)

Interest income, net                                    242        137                         321           235
                                                   --------   --------                     -------       -------
Income (loss) before income taxes                     1,226     (8,977)                      2,467       (13,117)

Income tax provision (benefit)                          466     (3,600)                        937        (5,240)
                                                   --------   --------                    --------       -------

Net income (loss)                                  $    760    $(5,377)                   $  1,530      $ (7,877)
                                                   ========    =======                    ========      ========
Earnings (loss) per share                          $   0.08    $ (0.55)                   $   0.16      $  (0.81)
                                                   ========    =======                    ========      ========
Weighted average number of
 shares outstanding                                   9,788      9,771                       9,801         9,763
                                                   ========    =======                    ========      ========



         See condensed notes to the consolidated financial statements.

                            CREATIVE COMPUTERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

                                                                  FOR THE SIX  MONTHS ENDED
                                                                          JUNE 30,
                                                                    ---------------------
                                                                      1997         1996*
                                                                    --------     --------
Cash flows from operating activities:
Net income (loss)                                                   $  1,530     $ (7,877)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                                        1,042          946
  Provision for deferred income taxes                                    281       (6,034)
  Loss on sale of equipment                                               10         ----
Changes in operating assets and liabilities:
  Accounts receivable                                                 (2,359)       3,739
  Inventories                                                         12,375       16,262
  Prepaid expenses and other current assets                             (612)         805
  Other assets                                                           (54)         104
  Accounts payable                                                   (14,753)     (17,295)
  Accrued expenses and other current liabilities                       1,226         (182)
  Income taxes                                                         2,388         ----
                                                                    --------     --------

Total adjustments                                                       (456)      (1,655)
                                                                    --------     --------
  Net cash provided by (used in) operating activities                  1,074       (9,532)

Cash flows from investing activities:
  Purchases of securities available for sale                          (1,008)     (14,043)
  Redemptions of securities available for sale                           995       22,478
  Proceeds from sale of equipment                                         13            0
  Acquisition of property, plant and equipment                        (1,070)      (1,065)
                                                                    --------     --------

  Net cash provided by (used in) investing activities                 (1,070)       7,370

Cash flows from financing activities:
  (Payments) borrowings under notes payable, net                         (20)           6
  Proceeds from profits realized by Director in sale of stock           ----        2,160
  Principal payments of obligations under capital leases                (122)        (125)
  Proceeds from stock issued under stock option plans                      1          132
                                                                    --------     --------
  Net cash provided by (used in) financing activities                   (141)       2,173

Net (decrease) increase in cash and cash equivalents                    (137)          11
Cash and cash equivalents:
  Beginning of the period                                             17,329       13,082
                                                                    --------     --------
  End of the period                                                 $ 17,192     $ 13,093
                                                                    ========     ========

      See condensed notes to the consolidated financial statements.

                    *Restated to reflect changes in presentation.

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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include dilutive stock options and warrants, if any, using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) which will become effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the statement of income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). FAS 128 does not permit early application, however, when implemented in the fourth quarter of 1997, it requires restatement of previously reported Earnings per Share for each income statement presented. The Company does not expect the adoption of FAS 128 to have a material impact on its presentation of the second quarter and year to date 1996 and 1997 Earnings per Share.

3.  UNUSUAL PERIOD END CHARGES

     During the quarter ended June 30, 1996, the Company analyzed inventory and accounts receivable by category and age in conjunction with an analysis of market conditions including the uncertainties surrounding Apple in the first half of the year. As a result, the Company recorded write-downs of $3,700,000 of inventory including adjustments for slow-moving and excessive inventory, $1,600,000 for accounts receivable, and $1,700,000 for products returned to vendors for which the Company did not receive.

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

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, retail showrooms and advertising on the Internet. The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 24.6% of the Company's net sales for the quarter ended June 30, 1997 as compared to 34.8% for the comparable quarter of 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

Net sales for the quarter ended June 30, 1997 were $116.0 million, a 23% increase over net sales of $94.5 million for the comparable quarter in 1996. PC/Wintel sales increased 142% from $17.0 million in last year's comparable quarter to $41.1 million for the three months ended June 30, 1997. Apple/Macintosh related product sales declined 3% to $74.9 million for the three months ended June 30, 1997 as compared with $77.5 million for the comparable period in the prior year. PC/Wintel sales comprised over 35% of total net sales for the second quarter in 1997 versus 18% for the same quarter last year. Mail order/catalog net sales reflected an increase of 24%, from $81.5 million in the second quarter of last year to $101.3 million for the quarter ended June 30, 1997. Total net sales increased primarily due to increased catalog circulation, strong demand for PC/Wintel products and an increase in the number of sales executives dedicated to new business development.

Gross profit increased by $8.4 million, or 130%, to $14.8 million for the quarter ended June 30, 1997 from $6.4 million in the second quarter of 1996. Gross profit as a percentage of net sales increased to 12.8% for the second quarter of 1997 from 6.8% in the second quarter last year. Last year's gross margin was abnormally low due to inventory write-downs and vendor receivable
write-offs.   The Company shipped approximately 219,000 mail-order/catalog orders during the three months ended June 30, 1997 as compared to 189,000 for the same period last year. The Company's average order size for mail-order/catalog operations was $463 for the three months ended June 30, 1997 as compared to $431 for the same period in 1996.

Selling, general and administrative (SG&A) expenses decreased by $1.7 million, or 11.0%, to $13.8 million for the three months ended June 30, 1997 from $15.5 million for the comparable period in the prior year. This is primarily due to write-offs last year of $2.6 million associated with the allowance for doubtful accounts and due to net advertising costs being down significantly this year. As a percentage of net sales, SG&A expenses decreased to 11.9% for the quarter from 16.5% for the corresponding quarter in 1996. In comparison to the first quarter of 1997, SG&A costs declined slightly in the second quarter, and remained the same as a percent of net sales.

Net interest income for the three months ended June 30, 1997 increased by $105,000 or 76.6% to $242,000 compared to $137,000 for the comparable quarter in 1996. The increase was due to higher average cash balances during the three months ended June 30, 1997.

Net income increased by $6,137,000 to $760,000 for the three months ended June 30, 1997 from a loss of $5,377,000 for the same period last year.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Net sales increased by $32.5 million or 16%, to $236.2 million in the six months ended June 30,1997 from $203.7 million in the six months ended June 30, 1996. Net sales for the period increased primarily due to growth in PC sales, which generated sales of $77.2 million for the six months ended June 30, 1997, compared with $38 million for the six months ended June 30, 1996. Apple/Macintosh and related sales were $159.0 million for the six months ended June 30, 1997 as compared with $165.7 million for the comparable period in the prior year. Mail order/catalog net sales reflected an increase of 15% from $181.4 million for the six months ended June 30, 1996 to $209.0 million for the six months ended June 30, 1997. Approximately 30.9 million catalogs were mailed during the six months ended June 30, 1997, as compared with 20.2 million catalogs for the comparable period in the prior year.

Gross profit increased by $10.6 million to $30.3 million for the six months ended June 30, 1997 from $19.7 million in the same period of 1996. Gross profit as a percentage of net sales increased to 12.8% for the six months of 1997 compared to 9.6% for the six months of 1996. Last year's gross margin was abnormally low due to large write-downs for slow-moving and excessive inventory; products returned to vendors for which the Company did not anticipate payment; and for theft and shrinkage of inventory.

Selling, general and administrative (SG&A) expenses decreased by $4.9 million to $28.1 million for the six months ended June 30, 1997 from $33.0 million for the comparable period in the prior year. This is primarily due to write-offs last year associated with the allowance for doubtful accounts, credit card fraud and due to net advertising costs being down significantly this year.

Net interest income for the six months ended June 30, 1997 increased by $86,000 or 36.6% to $321,000 compared to $235,000 for the comparable quarter in 1996 due to higher average cash balances.

Net income increased by $9,407,000 to $1,530,000 for the six months ended June 30, 1997 from a loss of $7,877,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been borrowings from its stockholders, private investors and financial institutions. In April and August 1995, the Company completed an initial offering and a follow-on offering of its common stock which resulted in net proceeds to the Company of approximately $46.6 million. As of June 30, 1997, the Company had cash, cash equivalents and short-term investments of $17.7 million.

Inventories decreased to $42.7 million at June 30, 1997 from $55.1 million at December 31, 1996 as a result of continued efforts to improve inventory turns. Accounts receivable increased to $22.3 million at June 30, 1997 from $19.9 million at December 31, 1996 primarily from an increase in vendor sponsored advertising and an increase in sales.

During the six months ended June 30, 1997, the Company's capital expenditures were $1.1 million, unchanged from the comparable period last year. The Company's primary capital need will continue to be the funding of its working capital requirements for anticipated sales growth.

The Company has an existing credit facility of $50.0 million with a financial institution. At June 30, 1997, the Company had $7.5 million outstanding under this credit facility. The credit facility functions in lieu of a vendor trade payable for inventory purchases and is included in accounts payable. The revolving credit line is cancelable upon 30 days advance notice and does not bear interest if paid within 60 days of the date inventory is purchased. The credit facility is secured by substantially all of the Company's assets and contains certain covenants which require the Company to maintain a minimum level of tangible net worth.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of June 30, 1997, the Company has repurchased 15,000 shares.

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

HEADQUARTERS' CONSOLIDATION

As noted in the 1996 10-K, due to the Company's growth, its current headquarters and telemarketing facilities in Torrance, California are not adequate to house future operations. The Company has entered into a lease agreement covering a 160,000 square foot facility in a nearby location at which the Company's headquarters and telemarketing operations will be consolidated. The Company plans to phase in its occupancy of the entire facility over a two to three year period, initially occupying approximately one third of the building. Because of the short remaining term of the Company's leases on its current headquarters and telemarketing facilities, coupled with the phase in of its use of the new facility over two to three years, associated lease expense is expected to increase only slightly during 1998. The move is currently planned to take place early in the fourth quarter of 1997. The Company believes that moving its headquarters and telemarketing operations into a single facility should provide meaningful operating efficiencies. However, as in any move of this type, temporary interruptions or delays in the Company's operations could occur.

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



                    PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) Exhibits
          10.1 Lease agreement between AlliedSignal Inc. and Creative Computers, Inc. dated June 3, 1997 for the premises located at 2525 West 190th Street, Torrance, California.

          (b)  Reports on Form 8-K

          None.


                         SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CREATIVE COMPUTERS, INC.




Date:  July 31, 1997                By     /s/  Richard Finkbeiner
                                                Richard Finkbeiner
                                                Chief Financial Officer

                                    (Duly Authorized Officer of the Registrant and Principal Financial Officer)