Form 10-Q
period 1997-09-30
CREATIVE COMPUTERS INC
filed 1997-11-14
CIK 937941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1997

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               for the transition period from _______ to ______

                        Commission file number 0-25790

                           CREATIVE COMPUTERS, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                              95-4518700
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


                           2555 West 190th Street
                          Torrance, California  90504
                   (address of principal executive offices)
                                (310) 354-5600
             (Registrant's telephone number, including area code)



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

 There were 10,095,534 outstanding shares of COMMON STOCK at October 31, 1997.

                           CREATIVE COMPUTERS, INC.

                              INDEX TO FORM 10-Q

                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Balance Sheet...................................................2

Consolidated Statement of Operations.........................................3

Consolidated Statement of Cash Flows.........................................4

Condensed Notes to the Consolidated Financial Statements.....................5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................6

PART II - OTHER INFORMATION..................................................10

Item 2 - Changes in Securities...............................................10

Item 4 - Submission of Matters to a Vote of Security-Holders.................10

SIGNATURE....................................................................10

                           CREATIVE COMPUTERS, INC.

                          CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                         SEPTEMBER 30, 1997
                                                             (UNAUDITED)          DECEMBER 31, 1996
                                                         ------------------       -----------------
ASSETS
Current assets:
Cash and cash equivalents                                      $ 21,553                $ 17,329
Securities available for sale                                       538                     521
Accounts receivable, net of allowance for
   doubtful accounts                                             24,465                  19,948
Inventories                                                      44,759                  55,092
Prepaid expenses and other current assets                         3,923                   3,410
Income tax refund receivable                                        --                    1,753
Deferred income taxes                                             4,097                   4,284
                                                               --------                --------
     Total current assets                                        99,335                 102,337
Property, plant and equipment, net                               11,455                  10,909
Goodwill, net                                                     6,693                     --
Other assets                                                        268                     185
                                                               --------                --------
                                                               $117,751                $113,431
                                                               ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                               $ 47,533                $ 50,770
Accrued expenses and other current liabilities                    8,683                   8,684
Income tax payable                                                1,515                     --
Capital leases - current portion                                    210                     243
Notes payable - current portion                                      28                      40
                                                               --------                --------
     Total current liabilities                                   57,969                  59,737
Capital leases                                                      214                     293
Notes payable                                                       383                      32
Deferred income taxes                                               658                     564
                                                               --------                --------
     Total liabilities                                           59,224                  60,626

Stockholders' equity:
Common stock, $.001 par value; 15,000,000 shares
  authorized; 10,081,434 and 9,791,825 shares issued                 10                      10
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding
Additional paid-in capital                                       56,530                  53,932
Treasury stock, at cost: 15,000 shares                              (91)                    (91)
Retained earnings (accumulated deficit)                           2,078                  (1,046)
                                                               --------                --------
     Total stockholders' equity                                  58,527                  52,805
                                                               --------                --------
                                                               $117,751                $113,431
                                                               ========                ========

         See condensed notes to the consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)


                                               FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER  30,                      SEPTEMBER 30,
                                               --------------------------          -------------------------
                                                 1997              1996               1997             1996
                                                 ----              ----               ----             ----
Net sales                                       $132,236         $111,291           $368,394        $314,989

Cost of goods sold                               115,334           97,321            321,208         281,355
                                                --------         --------           --------        --------

     Gross profit                                 16,902           13,970             47,186          33,634

Selling, general and administrative expenses      14,454           13,201             42,592          46,217
                                                --------         --------           --------        --------

Income (loss) from operations                      2,448              769              4,594         (12,583)

Interest income, net                                 152              215                473             450
                                                --------         --------           --------        --------

Income (loss) before income taxes                  2,600              984              5,067         (12,133)

Income tax provision (benefit)                     1,006              427              1,943          (4,813)
                                                --------         --------           --------        --------

Net income (loss)                               $  1,594         $    557           $  3,124        $ (7,320)
                                                ========         ========           ========        ========

Earnings (loss) per share                         $0 .16            $0.06              $0.32          $(0.75)
                                                ========         ========           ========        ========

Weighted average number of
 shares outstanding                               10,065            9,882              9,901           9,764
                                                ========         ========           ========        ========



         See condensed notes to the consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                      FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ---------------------------
                                                                         1997            1996
                                                                     -----------     -----------
Cash flows from operating activities:
Net income (loss)                                                        $ 3,124        $ (7,320)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                                            1,622           1,439
  Provision for deferred income taxes                                        281          (5,830)
  Loss on sale of equipment                                                   10             --
  Changes in operating assets and liabilities, net of acquisition:
   Accounts receivable                                                    (3,544)          1,731
   Inventories                                                            12,102           5,479
   Prepaid expenses and other current assets                                (232)            173
   Other assets                                                              (83)            237
   Accounts payable                                                       (5,232)         (1,918)
   Accrued expenses and other current liabilities                             (1)          3,694
   Income taxes                                                            3,376             --
                                                                         -------        --------

Total adjustments                                                          8,299           5,005
                                                                         -------        --------
Net cash provided by (used in) operating activities                       11,423          (2,315)

Cash flows from investing activities:
  Purchases of securities available for sale                              (1,015)        (19,223)
  Redemptions of securities available for sale                               998          27,701
  Acquisition of ComputAbility                                            (5,482)            --
  Proceeds from sale of equipment                                             13               0
  Acquisition of property, plant and equipment                            (1,585)         (1,637)
                                                                         -------        --------

  Net cash provided by (used in) investing activities                     (7,071)          6,841

Cash flows from financing activities:
  Payments under notes payable, net                                          (41)             (3)
  Proceeds from profits realized by Director in sale of stock                --            2,160
  Principal payments of obligations under capital leases                    (185)           (186)
  Purchase of treasury stock                                                 --              (91)
  Proceeds from stock issued under stock option plans                         98             138
                                                                         -------        --------
  Net cash provided by (used in) financing activities                       (128)          2,018
Net increase in cash and cash equivalents                                  4,224           6,544
Cash and cash equivalents:
  Beginning of the period                                                 17,329          13,082
                                                                         -------        --------
  End of the period                                                      $21,553        $ 19,626
                                                                         =======        ========

               See condensed notes to the consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

     The consolidated interim financial statements include the accounts of Creative Computers, Inc. (a Delaware corporation) and its wholly-owned subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K at December 31, 1996.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1997 and the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. Certain amounts in the 1996 cash flow have been restated to reflect changes in presentation.

2. NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include dilutive stock options and warrants, if any, using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) which will become effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the statement of income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). FAS 128 does not permit early application; however, when implemented in the fourth quarter of 1997, it requires restatement of previously reported Earnings per Share for each income statement presented. The Company does not expect the adoption of FAS 128 to have a material impact on its presentation of the third quarter and year to date 1996 and 1997 Earnings per Share.

3. ACQUISITION OF COMPUTABILITY

     On August 29, 1997, the Company acquired the assets and assumed the liabilities of Milwaukee-based ComputAbility, Ltd., a privately held direct market reseller of PC/Wintel hardware, peripheral and software products, for $8.0 million consisting of $5.5 million paid in cash and the remainder through the issuance of 271,739 shares of Creative common stock. The acquisition of ComputAbility has been accounted for as a purchase. The total cost of the acquisition exceeded the fair value of the net assets acquired by $6.7 million and, accordingly, the excess has been recorded as goodwill. The amount recorded as goodwill is subject to change as valuations are finalized. Management has determined 25 years to be the appropriate goodwill amortization period.

4. SUBSEQUENT EVENTS

     On October 15, 1997, the Company acquired substantially all of the assets of Elek-Tek, Inc., a Delaware corporation for a purchase price of $29.0 million pursuant to an Asset Purchase Agreement dated September 17, 1997, as amended. Such assets consisted primarily of accounts receivable, inventory, property, plant and equipment, certain intangibles and customer lists and the businesses associated with mail order, direct sales and retail activities.

     The acquisition will be accounted for as a purchase. The Company borrowed $20.7 million of the purchase price from Deutsche Financial Services Corporation, and the remaining $8.3 million was paid in cash. The acquisition was completed as a result of bankruptcy court approval of the agreement signed by Creative and Elek-Tek in connection with the September 17, 1997 filing by Elek-Tek for protection under Chapter 11 of the U.S. Bankruptcy Code. Elek-Tek, Inc. will operate as a wholly-owned subsidiary of the Company. A Current Report on Form 8-K was filed on October 30, 1997 reporting this transaction.

     As noted in the 1996 10-K, due to the Company's growth, its current headquarters and telemarketing facilities in Torrance, CA were not adequate to house future operations. In November, the Company completed its consolidation of its two facilities into a 160,000 square foot building in a nearby location in Torrance, CA. The Company plans to phase in the occupancy of the entire facility over a two year period, initially leasing approximately one third of the building. The one-time charge for the move will be expensed in the fourth quarter and is estimated to be less than $1 million. Because of the short remaining term of the Company's leases on its current headquarters and telemarketing facilities, coupled with the phase in of its use of the new facility over two years, associated lease expense is expected to increase only slightly during 1998. The Company believes that moving its headquarters and telemarketing operations into a single facility should provide meaningful operating efficiencies.

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

During the fourth quarter of 1995, the Company moved its distribution center from Torrance, CA to a new 220,000 square foot facility in Memphis, TN.

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, retail showrooms and advertising on the Internet. The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 21.6% of the Company's net sales for the quarter ended September 30, 1997 as compared to 27.1% for the comparable quarter of 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the quarter ended September 30, 1997 were $132.2 million, a 19% increase over net sales of $111.3 million for the comparable quarter in 1996. PC/Wintel sales increased 83% from $28.4 million in last year's comparable quarter to $52.1 million for the three months ended September 30, 1997. Apple/Macintosh related product sales declined 3% to $80.2 million for the three months ended September 30, 1997 as compared with $82.9 million for the comparable period in the prior year. PC/Wintel sales comprised over 39% of total net sales for the third quarter in 1997 versus 25% for the same quarter last year. Mail order/catalog net sales reflected an increase of 19%, from $97.8 million in the third quarter of last year to $116.6 million for the quarter ended September 30, 1997. Total net sales increased primarily due to increased catalog circulation, strong demand for PC/Wintel products, an increase in the number of sales executives dedicated to new business development, and the contribution of over $3 million for the month the Company owned ComputAbility.

Gross profit increased by $2.9 million, or 21%, to $16.9 million for the quarter ended September 30, 1997 from $14.0 million in the third quarter of 1996. Gross profit as a percentage of net sales increased to 12.8% for the third quarter of 1997 from 12.6% in the third quarter last year. The Company's average order size for mail-order/catalog operations increased to $497 for the three months ended September 30, 1997 as compared to $407 for the same period in 1996 and $463 for this year's second quarter.

Selling, general and administrative (SG&A) expenses increased by $1.3 million, or 9.5%, to $14.5 million for the three months ended September 30, 1997 from $13.2 million for the comparable period in the prior year. As a percentage of net sales, SG&A expenses decreased to 10.9% for the quarter from 11.9% for the corresponding quarter in 1996. This also represents a full percentage point decline over the 11.9% reported this year for both of the prior two quarters. Most of the decline in SG&A as a percentage of net sales came from keeping personnel costs relatively flat while increasing sales.

Net interest income for the three months ended September 30, 1997 decreased by $63,000 or 29.3% to $152,000 compared to $215,000 for the comparable quarter in 1996. The decrease was attributable to lower average cash balances due to the purchase of ComputAbility.

Net income increased by $1.0 million to $1.6 million for the three months ended September 30, 1997 from $0.6 million for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales increased by $53.4 million or 17%, to $368.4 million in the nine months ended September 30, 1997 from $315.0 million in the nine months ended September 30, 1996. Net sales for the period increased primarily due to growth in PC sales, which generated sales of $129.3 million, up 96%, for the nine months ended September 30, 1997, compared with $65.9 million for the nine months ended September 30, 1996. Apple/Macintosh and related sales were $239.1 million for the nine months ended September 30, 1997 as compared with $249.1 million for the comparable period in the prior year. Mail order/catalog net sales reflected an increase of 19% from $273.5 million for the nine months ended September 30, 1996 to $325.6 million for the nine months ended September 30, 1997. Approximately 46.7 million catalogs were mailed during the nine months ended September 30, 1997, as compared with 35.4 million catalogs for the comparable period in the prior year.

Gross profit increased by $13.6 million to $47.2 million for the nine months ended September 30, 1997 from $33.6 million in the same period of 1996. Gross profit as a percentage of net sales increased to 12.8% for the nine months of 1997 compared to 10.7% for the nine months of 1996. Last year's gross margin was abnormally low due to large write-downs for slow-moving and excessive inventory; products returned to vendors for which the Company did not anticipate payment; and for theft and shrinkage of inventory.

Selling, general and administrative (SG&A) expenses decreased by $3.6 million to $42.6 million for the nine months ended September 30, 1997 from $46.2 million for the comparable period in the prior year. This is primarily due to write-offs last year associated with the allowance for doubtful accounts, credit card fraud and due to net advertising costs being down significantly this year.

Net interest income for the nine months ended September 30, 1997 increased by $23,000 or 5.1% to $473,000 compared to $450,000 for the comparable quarter in 1996 due to higher average cash balances.

Net income increased by $10.4 million to $3.1 million for the nine months ended September 30, 1997 from a loss of $7.3 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been borrowings from its stockholders, private investors and financial institutions. In April and August 1995, the Company completed an initial offering and a follow-on offering of its common stock which resulted in net proceeds to the Company of approximately $46.6 million. As of September 30, 1997, the Company had cash, cash equivalents and short-term investments of $22.1 million.

Inventories decreased to $44.8 million at September 30, 1997 from $55.1 million at December 31, 1996 as a result of continued efforts to improve inventory turns. Accounts receivable increased to $24.5 million at September 30, 1997 from $19.9 million at December 31, 1996 primarily from an increase in vendor sponsored advertising and an increase in sales.

During the nine months ended September 30, 1997, the Company's capital expenditures were $1.6 million, unchanged from the comparable period last year. The Company's primary capital need will continue to be the funding of its working capital requirements for anticipated sales growth and possible acquisitions.

As of September 30, 1997, the Company had an existing Credit Facility of $50.0 million with a financial institution and borrowed $11.6 million under this Credit Facility. On October 14, 1997, the Company increased the Credit Facility to $80.0 million (the "Credit Facility") for the purpose of acquiring the assets of Elek-Tek, Inc. Part of the Credit Facility functions in lieu of a vendor trade payable for inventory purchases, is included in accounts payable, and does not bear interest if paid within 60 days of the date inventory is purchased.
The Credit Facility expires December 31, 1998 and contains an annual renewal provision. Part of the Credit Facility functions as a working capital line of credit secured by inventory and accounts receivable, and bears interest at prime. The overall Credit Facility is secured by substantially all of the Company's assets and contains certain covenants that require the Company to maintain a minimum level of tangible net worth.

On October 15, 1997, the Company borrowed $20.7 million from the Credit Facility and paid $8.3 million from its cash reserves to purchase the assets of Elek-Tek,
Inc. for $29.0 million.   As of November 1, 1997 the Company had $18.6 million
in borrowing under the Credit Facility.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of September 30, 1997, the Company has repurchased 15,000 shares.

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

BUSINESS FACTORS

Except for historical information, all of the statements, expectations and assumptions contained in this report are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties, and it is possible that the assumptions made by management may not materialize. There can be no assurances that the Company will be able to receive the expected benefits from the acquisitions of ComputAbility and Elek-Tek or that the Company will not experience difficulties integrating the
acquired operations of the two companies.   In addition to the factors set forth
above, other important factors that could cause actual results to differ materially from expectations include competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer and clones thereof; reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 1996.

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          On August 29, 1997, the Company acquired the assets of ComputAbility, Ltd for $8 million, consisting of $5.5 million in cash and newly issued common stock of the Company valued at $2.5 million (271,739 shares). This sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
          ---------------------------------------------------

          The Company held its 1997 Annual Meeting of Stockholders on July 8, 1997. At the Annual Meeting the stockholders voted on the following matters:

          1. The reelection of directors of Frank F. Khulusi, Sam U. Khulusi, Ahmed O. Alfi and Al S. Joseph, all whom were reelected at the Annual Meeting.
          2. The ratification of the appointment of Price Waterhouse LLP as independent auditors for the Company for the year ended December 31, 1997 (the Accountant's Proposal)

                                        FOR       AGAINST      ABSTENTIONS
                                        ---       -------      -----------
          Accountant's Proposal      5,692,871     3,500           300


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CREATIVE COMPUTERS, INC.


Date: November 14, 1997                By /s/  Richard Finkbeiner
                                          RICHARD FINKBEINER
                                          Chief Financial Officer

                                       (Duly Authorized Officer of the
                                       Registrant and Principal Financial
                                       Officer)