Form 10-K
period 1997-12-31
CREATIVE COMPUTERS INC
filed 1998-03-31
CIK 937941

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

For the fiscal year ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition period from _________ to _________.


                        Commission file number:  0-25790

                            CREATIVE COMPUTERS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                 95-4518700
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


              2555 West 190th Street, Torrance, California 90504
              (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (310) 354-5600

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 25, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $34 million. The number of shares outstanding of the Registrant's Common Stock as of March 25, 1998 was 10,120,215.

     Documents incorporated by reference into Part III: Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                            CREATIVE COMPUTERS, INC.
                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I

  Item 1.      Business..........................................................    3
  Item 2.      Properties........................................................   20
  Item 3.      Legal Proceedings.................................................   20
  Item 4.      Submission of Matters to a Vote of Security Holders...............   20

PART II

  Item 5.      Market for Registrant's Common Stock
               and Related Stockholder Matters...................................   21
  Item 6.      Selected Financial Data...........................................   21
  Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................   23
  Item 8.      Financial Statements and Supplementary Data.......................   28
  Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure............................   28
PART III

  Item 10.     Directors and Executive Officers of the Registrant................   29
  Item 11.     Executive Compensation............................................   29
  Item 12.     Security Ownership of Certain Beneficial Owners and Management....   29
  Item 13.     Certain Relationships and Related Transactions....................   29

PART IV

  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...   30

SIGNATURES  .....................................................................   31

                                     PART I

ITEM 1.  BUSINESS

GENERAL

   Creative Computers, Inc. (the "Company") founded in 1987, is a direct marketer of personal computer hardware, software and peripheral products. During 1997, the Company acquired and assimilated two marketers of personal computer hardware and software products, Elek-Tek, Inc. and ComputAbility, Inc. In November 1997, the Company formed a wholly-owned subsidiary, uBid, to sell computer-related products and consumer electronics through an auction format on the Internet. The Company offers products to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, a direct sales force, retail showrooms and advertising on the Internet. The Company offers a broad selection of products through its distinctive full-color catalogs, MacMall, PC Mall, DataCom Mall and ComputAbility and other promotional materials and the Company's worldwide websites on the Internet. The Company's staff of knowledgeable telemarketing sales executives, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical assistance. The Company believes that its high level of customer service results in customer loyalty and repeat customer orders.

   During 1997, the Company operated four retail showrooms in Southern California under the name Creative Computers and three retail showrooms in Illinois and one retail showroom in Indiana under the name of Elek-Tek. During February 1998, the Company closed its Indiana showroom. On March 20, 1998, the Company closed six retail showrooms to focus its efforts on its catalog, corporate and Internet channels. Net sales from the Company's retail showroom operations were $67.6 million, $57.9 million and $67.8 million for the years ended December 31, 1995, 1996 and 1997 representing 16.0%, 13.0% and 12.4% of net sales, respectively. Income (loss) from operations for retail showroom operations for the years ended December 31, 1995, 1996 and 1997 was $0.6 million, $(3.2) million and $(0.1) million, respectively. The Company expects to incur a one-time restructuring charge during the first quarter of 1998 relating to exit costs, asset write-offs, other charges and goodwill related to the retail showroom closures.

STRATEGY

   The Company's strategy is to be a leading high-volume, cost-effective direct marketer of a broad range of personal computers, software and related products. Specific elements of the Company's operating strategy include:

   Focus on the Windows/Intel (WINTEL) Market. The Company launched its first PC catalog, PC Mall, primarily for WINTEL customers, in May 1995. The Company published seven editions of PC Mall with a total circulation of 11.1 million copies in 1995 and thirteen editions with a circulation of 15.3 million copies in 1996 and more than doubled its year-over-year WINTEL-based revenue. During 1997, the Company published fourteen editions of PC Mall with a circulation of
21.9 million copies and three editions of its ComputAbility catalog with a circulation of 1.5 million copies during the third and fourth quarters, resulting in a combined WINTEL catalog circulation increase of 53%. The increased catalog circulation coupled with the Company's acquisitions of Elek-Tek and ComputAbility caused its WINTEL revenue mix to exceed 50% for the first time during the fourth quarter of 1997. WINTEL revenue for the year increased to $221 million, a 116% increase over 1996.

   During 1996 and 1997, the Company received additional authorizations to resell major brand name products and is currently authorized or otherwise has the ability to sell IBM, Compaq, Hewlett-Packard, NEC, Sony, Digital Equipment, AST, Hitachi, Toshiba, Texas Instruments, Fujitsu and other name brand computers. With these authorizations, the acquisitions of Elek-Tek and ComputAbility and increased PC Mall and DataCom Mall sales, the Company has become one of the leading catalog resellers of WINTEL products.

   Continued Macintosh Marketshare Expansion. Throughout 1997, the Company continued to be a leading direct marketer of Macintosh products offering the full line of Apple and Apple-clone computers as well as related products. The Company's sales of Mac-related products remained relatively stable, declining a modest 5% to $325 million for 1997 from $343 million last year. The Company plans to continue its efforts to expand its Macintosh marketshare. During
1997, the Company published fourteen editions of its MacMall catalog with a circulation of 36.0 million copies, a 19% increase over last year's 30.3 million circulation and a 32% increase over the 27.3 million copies circulated in 1995.

   Database Marketing Growth. The Company has compiled a proprietary mailing list of over 4 million names of previous and potential customers and has added to the database through the acquisitions of Elek-Tek and ComputAbility. The database is continually analyzed to target customer types and increase response and purchase rates. The Company's response rate (calculated by dividing the number of orders generated by the number of catalogs distributed) for its proprietary mailing list during 1997 was higher than its response rate with respect to the use of third party mailing lists.

   Expansion into Outbound Telemarketing. In the fourth quarter of 1996, the Company established a dedicated outbound telemarketing group. Throughout 1997, the Company dedicated greater resources to outbound telemarketing, increasing its sales force of highly trained people. The focus of this team is on the relatively under-serviced small and mid-sized business market. The Company believes that this market represents the highest growth potential. In 1998, the Company plans to expand its outbound telemarketing.

   Increased Relationship-Based Selling. The Company's sales executives are highly trained in relationship building with their customers and are continuously coached to offer higher levels of service. The 1997 acquisition of Elek-Tek with its corporate sales force reinforced the Company's commitment to relationship-based selling. The sales executive is trained and empowered to handle all customer needs including customer service and returns-related issues. Additionally, sales executives bring other expertise to bear as needed from within the Company including Novell-trained Certified Network Engineers
(CNE), Microsoft Windows NT specialists and Apple-certified technicians.

   Focus on the Internet Market. The Company continued to expand its electronic commerce presence throughout 1997 by introducing uBid, an Internet auction website, and Electronic Software Distribution (ESD) to compliment its pcmall.com, datacommall.com and macmall.com websites. On February 17, 1998, the Company signed an agreement with American Online (AOL), the world's leading Internet online service, to give AOL's more than 11 million members a direct link to the Company's PC Mall website and uBid Internet online auction website through the AOL Shopping Channel.

   In November 1997, the Company formed uBid, a wholly-owned subsidiary, to sell computers, computer-related products and consumer electronics through an auction format on the Internet. When visiting the uBid website, shoppers review an item or group of items and offer bids, driving the price toward a true market value. During the auction, bidders are notified via e-mail when they are outbid by a competing shopper. Customers can increase their bid by simply replying to the e-mail or by returning to the fast-paced action at the uBid website. When the auction closes, the highest bidders win the merchandise at the price they bid for it.

MARKETING AND SALES

  The Company's various marketing programs are designed to attract new customers and to stimulate additional purchases by previous customers. The Company continuously attracts new customers by selectively mailing catalogs to prospective customers as well as through advertising on the Internet and in major user magazines, such as PC World, PC Magazine, Computer Shopper and MacWorld. In addition, the Company obtains the names of prospective customers through the use of selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers.

  The Company sells its products to individual consumers, home offices, small businesses and large corporations. During 1997, the Company shipped approximately 1,026,000 mail order/catalog orders with an average order size of $466. The Company distributes its catalogs throughout the United States.

  Catalog. The Company published fourteen editions of its PC Mall catalog during 1997 and distributed approximately 21.9 million catalogs. PC Mall customers receive a catalog several times a year depending on purchasing history. In addition, the Company includes a catalog with every order shipped, as well as special promotional flyers and manufacturers' product brochures.

  In January 1996, the Company introduced a new catalog, DataCom Mall, featuring networking and data communications related hardware and software products. The catalog is targeted at LAN, MIS and Database managers located at small to medium sized businesses. During 1997, the Company published eight editions of its DataCom Mall catalog with a total circulation of 2.9 million copies.

  The Company published fourteen editions of MacMall in 1997 and distributed approximately 36.0 million catalogs. Active MacMall customers receive a catalog several times a year depending upon purchasing history and the Company includes a catalog with every order shipped, as well as special promotional flyers and manufacturers' product brochures.

  The Company creates its MacMall, PC Mall, DataCom Mall and ComputAbility catalogs in-house with its own design team and production artists using a computer-based desktop publishing system. The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

  The Internet. The Company offers a worldwide website on the Internet that can be accessed via its four catalog names, www.pcmall.com, www.datacommall.com, www.macmall.com and www.computability.com. During 1997, the Company expanded its Internet retail offerings by launching uBid, an Internet site that sells computer and other electronic products through an auction format and Electronic Software Distribution (ESD), a technology that enables customers to immediately download software from the Company's PC Mall website on the Internet. On February 17, 1998, the Company signed an agreement with America Online (AOL), the world's leading Internet online service, to give AOL's more than 11 million subscribers a direct link to its PC Mall website and uBid Internet online auction website through the AOL Shopping Channel.

  The Company offers many advanced Internet features such as on-line ordering, access to inventory availability and a large product selection with detailed product information. Sales generated through the Internet have grown rapidly for the Company as it offers its customers a convenient means of shopping and ordering its products. In addition, the Company's website also serves as another source of new customers.

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

  National Off-Page Advertising. The Company continuously attracts new catalog customers and generates orders through large multi-page color advertisements in major publications such as PC World, PC Magazine, Computer Shopper and MacWorld. During 1997, the Company purchased 348 pages of magazine advertising.

  Corporate Sales. The specific needs of corporate buyers are fulfilled through a combination of inbound and outbound full-time sales personnel as well as a direct sales force in California, Colorado, Illinois, Indiana and Kansas. The Company's sales staff builds long-term relationships with corporate customers through regular phone contact and personalized service. Corporate customers may choose from several purchase or lease options for financing product purchases, and the Company extends credit terms to certain corporate customers.

  Customer Return Policy. The Company offers a 30-day return policy on a number of its products. Returns are monitored to identify trends in product acceptance and defects, to enhance customer satisfaction and to reduce overall returns.

PRODUCTS AND MERCHANDISING

  The Company offers hardware, software, peripherals, components and accessories for users of computer products. The Company screens new products and selects products for inclusion in its catalogs based on features, quality, sales trends, price, margins, cooperative/market development funds and warranties. The Company offers its customers other value-added services, such as the ability to purchase systems that have been specifically configured to meet the customer's requirements and special on-site services in the states where it has a direct sales force. Through frequent mailings of its catalogs, the Company is able to quickly introduce new products and replace slower selling products with new products.

  Through its on-line auction site, uBid, the Company offers both computer-related products and other consumer electronics in an auction format.

  The following table sets forth the Company's net sales and percentage of net sales by major product category for the periods presented.

                                             Year Ended December 31,
                                             (in millions of dollars)


                                   1995          %         1996           %          1997           %
                                   ----         -----      ----          ----        ----          ----
Computer systems............      $173.0        41.1%     $166.9         37.5%      $231.1         42.3%

Peripherals, components
   and accessories..........       193.2        45.9       227.8         51.2        247.9         45.4

Software....................        46.7        11.1        45.4         10.2         60.9         11.2

Other (1)...................         8.0         1.9         4.9          1.1          6.2          1.1
                                  ------       -----      ------        -----       ------        -----

     Total..................      $420.9       100.0%     $445.0        100.0%      $546.1        100.0%
                                  ======       =====      ======        =====       ======        =====

(1) Other consists primarily of other electronic products, income from labor charges and sales of extended warranties.

    Computer Systems. In connection with the Company's expansion into the WINTEL market, the Company has obtained catalog sales authorizations or otherwise has the ability to sell WINTEL products from the major WINTEL-platform hardware manufacturers, including IBM, Compaq, Hewlett-Packard, NEC, Sony, Digital Equipment, AST, Hitachi, Toshiba, Texas Instruments, Fujitsu and others. The Company is also authorized or otherwise has the ability to sell the full line of Apple hardware.

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

PURCHASING AND INVENTORY

  The Company believes that effective purchasing is a key element of its business strategy to provide name brand computer products and related software and peripherals at competitive prices. The Company believes that its high volume of sales results in increased purchasing power with its primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. The Company purchases products from over 900 vendors. During 1995, 1996 and 1997, products manufactured by Apple represented approximately 45.9%, 30.1% and 21.4% of net sales, respectively.

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

  The Company attempts to manage its inventory position to generate the highest levels of customer satisfaction possible while limiting inventory risk. The Company believes that it has increased its ability to provide constrained products, which it believes is an important competitive advantage; and the Company invested in this strategy heavily during 1997. The Company's average annual inventory turns were 10.5 times during 1995, 7.7 times in 1996 and 9.9 times in 1997. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its vendors which contain price protection provisions intended to reduce, in part, the Company's risk of loss due to manufacturer price reductions. The Company currently has rights with respect to products which it purchases from Apple, IBM, Compaq, Hewlett Packard and certain other vendors; however, such rights vary by product line, have other conditions and limitations and can be terminated at any time.

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

DISTRIBUTION

  The Company operates a full-service 325,000 square foot distribution center in Memphis, Tennessee. The centralized distribution operations, strategically located near the Federal Express hub in Memphis, allow most orders of in-stock product accepted by 11:00 p.m. Eastern Standard Time to be shipped for delivery by 10:30 a.m. the following day via Federal Express. Upon request, orders may also be shipped at a lower cost by United Parcel Ground Service and are shipped on the same day if orders are accepted by 5:00 p.m. The Company also operates a 15,000 square foot warehouse at its ComputAbility headquarters in Milwaukee, Wisconsin. This facility is dedicated to shipping ComputAbility orders.

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

  The Company believes that its existing distribution facilities are currently adequate for its needs.

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

YEAR 2000

   The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's products and key financial and operational systems are being reviewed and, where required, detailed plans are being developed and will be implemented on a schedule intended to permit the Company's computer systems and products to continue to function properly. The Year 2000 date conversion effort is expected to increase costs in 1998 and 1999. While final cost estimates are not complete, management does not expect these costs will have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be adversely impacted by the Year 2000 date issue if the Company or its suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Company.

RETAIL COMPUTER SHOWROOMS

  During 1997, the Company operated four retail computer showrooms in Southern California and four retail computer showrooms in the Midwest, ranging in size from approximately 3,400 to 40,000 square feet of space. However, the Company has focused its expansion efforts and resources on the direct mail channel.

  During the first quarter of 1998, the Company closed seven retail showrooms to focus its efforts on its catalog, corporate and Internet channels of distribution. The Company expects to incur a one-time restructuring charge during the first quarter of 1998 relating to exit costs, asset write-offs, other charges and goodwill relating to the retail showroom closures.

COMPETITION

  The retail business for personal computers and related products is highly competitive. The Company competes with other direct marketers, including MicroWarehouse, CDW Computer Centers, Multiple Zones, Insight Direct, PC Connection and Global Direct. In addition, the Company competes with computer retail stores and resellers including superstores such as CompUSA, and Micro Center, corporate resellers such as Compucom, Entex, Vanstar, certain hardware and software vendors such as Gateway 2000 and Dell Computer which sell directly to end users, and other direct marketers of hardware, software and computer-related products. Barriers to entry are relatively low in the marketing industry and the risk of new competitors entering the market is high. The market in which the Company's retail showrooms operate is also highly competitive.

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

EMPLOYEES

  As of December 31, 1997, the Company employed 1,209 full-time people, including 247 people at the Company's retail computer showrooms and 213 at its distribution center. During the first quarter of 1998, the Company closed seven retail showrooms. The Company emphasizes the recruiting and training of high quality personnel and, to the extent practical, promotes people to positions of increased responsibility from within the Company. Each employee initially receives training appropriate for his or her position, followed by varying levels of training in computer technology. New account executives participate in an intensive four-week training program, during which time they are introduced to the Company's philosophy, available resources, products and services. Training for specific product lines and continuing education programs for all employees are conducted on an ongoing basis, supplemented by vendor-sponsored training programs for all sales executives and technical support personnel.

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

PROPERTIES

  The Company's facilities at December 31, 1997 were as follows:


Description                                                         Sq. Ft.       Location
-----------                                                         -------   ----------------
Creative Computers Corporate Headquarters............                60,000   Torrance, CA

Distribution Center..................................               325,000   Memphis, TN

Retail Showroom #1...................................                13,050   Santa Monica, CA

*Retail Showroom #2..................................                20,000   San Diego, CA

*Retail Showroom #3..................................                 6,751   Lawndale, CA

*Retail Showroom #4..................................                 3,400   Lake Forest, CA

Elek-Tek Corporate Headquarters......................                14,744   Elk Grove Village, IL

*Retail Showroom #5..................................                15,430   Willowbrook, IL

*Retail Showroom #6..................................                40,000   Indianapolis, IN

*Retail Showroom #7..................................                29,386   Rolling Meadows, IL

*Retail Showroom #8..................................                 8,733   Chicago, IL

Kansas Corporate Sales...............................                32,800   Lenexa, KS

Colorado Corporate Sales.............................                 2,315   Engelwood, CO

ComputAbility Corporate Headquarters.................                15,000   Milwaukee, WI

ComputAbility Warehouse..............................                15,000   Milwaukee, WI

*Closed during the first quarter 1998.

  The Company leases all of its facilities, except for the following: 9,750 square feet of the Santa Monica retail showroom, Lenexa retail showroom, and ComputAbility Corporate headquarters which it owns. The Company's distribution center serves the Company's catalog, Elek-Tek, ComputAbility and uBid operations as well as its retail showrooms. The Memphis facility includes shipping, receiving, warehousing and administrative space. The following leases have remaining terms greater than two years: Creative Computers Corporate headquarters, Santa Monica showroom, Memphis distribution center, Elek-Tek corporate headquarters and Colorado corporate sales. All of the other leases have remaining terms less than two years. During the fourth quarter of 1997, the Company consolidated its headquarters facility and its telemarketing operations into a 160,000 square foot building in a nearby location in Torrance, CA. The Company will phase into the facility over two years and initially occupy 60,000 square feet. The one-time charge for the move was $0.8 million.

  During the first quarter of 1998, the Company closed all of its retail showrooms except for its Santa Monica showroom. Where necessary, the Company is currently negotiating early lease terminations or attempting to sublet leased facilities no longer in use. The Company is also selling its Lenexa, Kansas building. The Company expects to incur a one-time restructuring charge during the first quarter of 1998.

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

  The Company, or various subsidiaries, currently collects and remits sales tax only on sales of products to residents of the states of California, Tennessee, Illinois, Wisconsin, Colorado, Kansas and Indiana. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to those states' residents and it is possible that such a requirement could be imposed in the future.

  There are no material legal proceedings pending against the Company.

EXECUTIVE OFFICERS

  The executive officers of the Company and their respective ages and positions are as follows as of March 26, 1998:

           Name                 Age           Position
           ----                 ---           --------
  Frank F. Khulusi............. 31           Chairman of the Board, President and
                                             Chief Executive Officer

  Richard M. Finkbeiner........ 51           Chief Financial Officer

  Daniel J. DeVries............ 36           Executive Vice President - Marketing and Sales

  David R. Burcham............. 33           Executive Vice President - Operations

     The following is a biographical summary of the experience of the executive officers:

     Frank F. Khulusi is a co-founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer of the Company since the Company's inception in 1987.

     Richard M. Finkbeiner joined the Company in June 1996 as Chief Financial Officer. From January 1996 to June 1996, he was Chief Financial Officer for Petro Stopping Centers, a national travel plaza retailer. From 1993 to 1996, he was Chief Financial Officer for NordicTrack, a direct marketer and retailer of fitness equipment,. From 1989 to 1993, he was Chief Financial Officer for Current, Inc., a direct marketer of greeting cards, and from 1984 to 1989 he was Controller and then Chief Financial Officer for Fox Photo, a photofinisher. Mr. Finkbeiner spent the first 12 years of his career with Hallmark Cards, a manufacturer and retailer of social expression products.

     Daniel J. DeVries has served as Executive Vice President since February 1996 and was Senior Vice President from October 1994 to that time. Mr. DeVries is responsible for all marketing, sales, purchasing and retail showrooms. Mr. DeVries' marketing responsibilities include vendor co-op marketing, merchandising, database marketing and Internet marketing. From April 1993 to October 1994, he held various sales and marketing positions with the Company. From July 1988 to April 1993, Mr. DeVries was a regional manager for Sun Computers, a computer retailer.

     David R. Burcham has served as Executive Vice President since March 1997 and was Senior Vice President from February 1996 to that time. Mr. Burcham is responsible for all distribution and MIS. From June of 1990 to February of 1996, he held various sales and operational positions for Multiple Zones International, Inc. including Vice President of Sales and Vice President of Operations. Prior to that, he was Vice President of Sales and Marketing for BID International, Inc., a publishing and information services company.

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

   (5) The availability (or lack thereof) of capital on acceptable terms may hamper the Company in its efforts to fund its increasing working capital needs.

   (6) The failure of the Company to adequately manage its growth, including the integration of acquired companies and development of uBid, may adversely impact the Company's results of operations.

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

DEPENDENCE ON APPLE

   The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 45.9%, 30.1% and 21.4% of the Company's net sales in 1995, 1996 and 1997, respectively. A decline in sales of Apple computers or a decrease in supply of or demand for software and peripheral products for such computers could have a material adverse impact on the Company's business. During parts of 1996 and 1997, certain Apple computers were in short supply. A continuation of such shortages or future shortages could adversely affect the Company's operating results. The Company is an authorized dealer for the full retail line of Apple products; however, the Company's dealer agreement with Apple is terminable upon 30 days' notice. The Company's business would be adversely affected if all or a portion of the line of Apple products were no longer available to the Company. The Company's success is, in part, dependent upon the ability of Apple to develop and market products that meet the changing requirements of the marketplace. To the extent that these products are not available to the Company, the Company could encounter increased price and other competition, which would adversely affect operating results.

RAPID GROWTH

   Since its formation, the Company has experienced rapid growth. Net sales have grown from $8.7 million in 1990 to $546.1 million in 1997. The Company's catalog sales grew from $37.8 million in 1993 to $478.3 million in 1997. As a result of the Company's shift from the retail showroom to the catalog distribution channel, retail showroom sales have decreased from 46.3% of net sales in 1993 to 12.4% in 1997. During the first quarter of 1998, the Company closed seven retail showrooms to focus its efforts on its catalog, corporate and Internet channels of distribution. The Company expects to incur a charge during the first quarter of 1998 relating to exit costs, asset write-offs, other charges and related goodwill. In response to the growth in catalog sales, the Company has rapidly added a significant number of employees and has been required to expend considerable efforts in training these new employees. This growth has placed strains on the Company's management, resources and facilities. As part of its growth strategy, the Company acquired Elek-Tek and ComputAbility in 1997 and may, in the future, acquire other companies in the same or complementary lines of business. These acquisitions and any such acquisition and the ensuing integration of the operations of the acquired company with those of the Company place additional demands on the Company's management, operating and financial resources. The Company's success will, in part, be dependent upon the ability of the Company to manage growth effectively. In addition, the Company's business and growth could be affected by the spending patterns of existing or prospective customers, the cyclical nature of capital expenditures of businesses, continued competition and pricing pressures, changes in the rate of development of new technologies and new products by manufacturers, acceptance by end-users and other trends in the general economy. There can be no assurance that the Company's historical growth rates will continue in the future.

   In connection with the Company's recent expansion into the WINTEL market, the Company has obtained catalog sales authorizations or otherwise has the ability to sell WINTEL products from certain major hardware manufacturers, including IBM, Compaq, Hewlett-Packard, NEC, Sony, Digital Equipment, AST, Hitachi, Toshiba, Texas Instruments, Fujitsu and others. Many of its current vendors of peripherals, components, accessories and software also offer WINTEL products. While the Company has been successful to date in becoming a major catalog reseller of WINTEL products, no assurances can be given that the Company will be able to maintain that position.

COMPETITION

   The retail business for personal computers and related products is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information. The Company competes with other direct marketers, including MicroWarehouse, CDW Computer Centers, Multiple Zones, Insight Direct, PCs Compleat, PC Connection and Global Direct. In addition, the Company competes with computer retail stores and resellers, including superstores, such as CompUSA, Micro Center, corporate resellers such as Compucom, Entex and Vanstar, certain hardware and software vendors, such as Gateway 2000 and Dell
Computer, which sell directly to end users, and other direct marketers of hardware, software and computer-related products. In the direct marketing industry, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain existing competitors of the Company have substantially greater financial resources than the Company. There can be no assurance that the Company can continue to compete effectively against existing competitors or new competitors that may enter the market. In addition, price is an important competitive factor in the personal computer hardware, software and peripherals market and there can be no assurance that the Company will not be subject to increased price competition, which may have an adverse effect on the Company's operating results. There can be no assurance that the Company will not lose market share or that it will not be forced in the future to reduce its prices in response to the actions of its competitors and thereby experience a further reduction in its gross margins.

NARROW OPERATING MARGINS

   As a result of intense price competition in the microcomputer products industry, the Company's margins have historically been narrow and are expected to continue to be narrow. These narrow margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events.

POTENTIAL QUARTERLY FLUCTUATIONS

   The Company experiences variability in its net sales and net income on a quarterly basis as a result of many factors. These factors include the frequency of catalog mailings, introduction or discontinuation of new catalogs, the introduction of new products or services by the Company and its competitors, changes in prices from suppliers, the loss or consolidation of a significant supplier or customer, general competitive conditions including pricing, the Company's ability to control costs, the timing of capital expenditures, the condition of the personal computer industry in general, seasonal shifts in demand for hardware and software products, industry announcements and market acceptance of new products or upgrades, including deferral of customer orders in anticipation of new product applications, product enhancements or operating systems, the relative mix of products sold during the period, inability of the Company to obtain adequate quantities of products carried in its catalogs or delays in the release by suppliers of new products and inventory adjustments. The Company's planned operating expenditures each quarter are based on sales forecasts for the quarter. If sales do not meet expectations in any given quarter, operating results for the quarter may be materially adversely affected. The Company's narrow margins may magnify the impact of these factors on the Company's operating results. The Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In certain future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the common stock could be materially adversely affected.

DEPENDENCE ON VENDORS

   The Company purchases all of its products from vendors. Certain key vendors, including IBM, Hewlett Packard and Apple, provide the Company with trade credit as well as substantial incentives in the form of discounts, credits and cooperative advertising. Most key vendors have agreements to provide or otherwise have consistently provided market development funds to the Company, whereby such vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs to their respective products. Termination or interruption of the Company's relationships with one or more of these vendors, including Apple, or modification of the terms or discontinuance of the agreements with these vendors, could adversely affect the Company's operating income and cash flow. The Company's success is, in part, dependent upon the ability of its vendors to develop and market products that meet the changing requirements of the marketplace. Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less. In most cases, the Company has no guaranteed price or delivery arrangements with its suppliers. As a result, the Company has experienced and may in the future experience short-term inventory shortages on certain products. In addition, manufacturers who currently sell their products through the Company may decide to sell their products directly or through resellers or channels other than the Company. Further, the personal computer industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain manufacturers to supply certain products as needed. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill the Company's customers' orders on a timely basis or that the Company will be able to obtain particular products or that a product line currently offered by suppliers will continue to be available. Similarly, there can be no assurance that the Company will be able to obtain authorizations from new vendors which may introduce new products that create market demand.

BUSINESS INTERRUPTION; FACILITIES

   The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to its customers. The

Company has taken several precautionary steps to help minimize the impact of disasters that might cause business interruptions. There can be no assurance that a disruption will not occur; however, any disruption of the Company's day-to-day operations including those caused by natural disasters could have a material adverse effect upon the Company and any interruption, corruption, degradation or failure of the Company's management information systems, distribution center or telephone system could impair its ability to receive and process customer orders and ship products on a timely basis. The Company does not have a redundant telephone system and does not have a backup or redundant call center.

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

STATE SALES TAX COLLECTION

   The Company, or various subsidiaries, currently collects and remits sales tax on sales of products to residents of the states of California, Tennessee, Illinois, Wisconsin, Colorado, Kansas and Indiana. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to those states' residents. The U.S. Supreme Court has ruled that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. A New York Court of Appeals case imposed tax collection obligations on two Vermont companies, one of which was a mail order company, whose contacts with New York consisted of visiting the state several times a year to aid customers or visiting showrooms stocking their goods. The Company believes its operations are different from the operations of the companies in the New York case and thus do not give rise to tax collection obligations. However, the Company cannot predict the level of contact with any state which would give rise to future or past tax collection obligations within the parameters of the Supreme Court case. It is possible that federal legislation could be enacted that would permit states to impose sales tax collection obligations on out-of-state mail order companies and if enacted, the imposition of a tax collection obligation on the Company may result in additional administrative expenses to the Company and price increases to its customers that could adversely affect the Company.

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

ACQUISITIONS

   As part of its growth strategy, the Company acquired two marketers of computers and computer-related products in 1997 and may continue to pursue acquisitions of companies that would either complement or expand its existing business. The Company is in the process of integrating the operations of their acquired entities with its own operations. No assurance can be given that the benefits expected from such integration will be realized. In addition, acquisitions involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management's attention to the assimilation of the operations and personnel of the acquired company, the integration of the acquired company's management information systems with those of the Company, potential short-term adverse effects on the Company's operating results and the amortization of acquired intangible assets. Any delays or unexpected costs incurred in connection with the integration of acquired operations could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to implement or sustain its acquisition strategy or that its strategy will ultimately prove profitable to the Company.

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

   No matter was submitted to a vote of security holders during the fourth quarter of 1997.

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

                                                    Price Range of
                                                     Common Stock
                                                    --------------
                                                    High       Low
                                                    ----       ---

Year Ended December 31, 1995
----------------------------

        Second Quarter (from April 4, 1995)...   $  29 1/2   $22 1/4
        Third Quarter.........................      33        24 1/2
        Fourth Quarter........................      29 3/4    16

Year Ended December 31, 1996
----------------------------

        First Quarter.........................      18 3/4     6 3/4
        Second Quarter........................      10 5/8     6
        Third Quarter.........................       9 7/8     4 1/2
        Fourth Quarter........................      11 3/4     7 5/16

Year Ended December 31, 1997
----------------------------

        First Quarter.........................       8 1/8     5
        Second Quarter........................       7 3/4     5
        Third Quarter.........................      13 11/16   7 1/8
        Fourth Quarter........................      16 5/16    8 1/2


   On March 25, 1998, the closing price of the Company's Common Stock as reported on the Nasdaq National Market was $7 1/4 per share. As of March 25, 1998, there were approximately 1,550 holders of record of the Common Stock.

   On August 29, 1997, the Company issued 271,739 shares of its Common Stock valued at $2.5 million to purchase ComputAbility Limited.

   The Company has never paid and has no present plans to pay any cash dividends on its capital stock. The Company intends to retain its earnings to finance the growth and development of its business.

   The Company announced in July 1996 that, depending on various factors including market price, it would repurchase up to 1,000,000 shares of its stock. The Company has repurchased 15,000 shares to date under this program. However, there is no assurance that the Company will purchase additional shares.


ITEM 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the years ended December 31, 1995, 1996 and 1997 and the selected balance sheet data as of December 31, 1996 and 1997 are derived from the Company's audited consolidated financial statements which are included elsewhere herein. The selected income statement data for the years ended December 31, 1993 and 1994 along with the balance sheet data as of December 31, 1993, 1994 and 1995 are derived from the audited consolidated financial statements of the Company which are not included herein. The selected operating data are derived from the accounting records of the Company and have not been audited.


                                                                 YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1993       1994        1995        1996       1997
                                                         ----       ----        ----        ----       ----
     Net sales.....................................    $70,406    $163,706    $420,877    $444,971    $546,131

     Cost of goods sold............................     59,235     140,229     361,803     395,000     476,061
                                                       -------    --------    --------    --------    --------

     Gross profit..................................     11,171      23,477      59,074      49,971      70,070
     Selling, general and administrative expenses..     11,389      19,384      48,455      60,585      61,255
     Expenses associated with the relocation of the
       Company's distribution center...............         --          --       1,389          --          --
     Relocation expenses related to corporate
       headquarters................................         --          --          --          --         815
     Expenses related to acquisition of Elek-Tek...         --          --          --          --       1,470
                                                       -------    --------    --------    --------    --------
     Income (loss) from operations before interest
       and income taxes............................       (218)      4,093       9,230     (10,614)      6,530
     Interest income (expense).....................       (501)       (759)        371         593         118
                                                       -------    --------    --------    --------    --------
     Income (loss) before income taxes.............       (719)      3,334       9,601     (10,021)      6,648
     Income taxes (benefit)........................       (294)      1,328       3,754      (3,972)      2,523
                                                       -------    --------    --------    --------    --------
     Net income (loss).............................    $  (425)   $  2,006    $  5,847    $ (6,049)   $  4,125
                                                       =======    ========    ========    ========    ========
     Basic earnings (loss) per share(1)............    $ (0.09)   $   0.41    $   0.71    $  (0.62)   $   0.42
                                                       =======    ========    ========    ========    ========
     Diluted earnings (loss) per share(1)..........    $ (0.09)   $   0.39    $   0.66    $  (0.62)   $   0.41
                                                       =======    ========    ========    ========    ========
     Basic weighted average number of shares
       outstanding(1)..............................      4,900       4,900       8,291       9,767       9,895
                                                       =======    ========    ========    ========    ========
     Diluted weighted average number of shares
       outstanding(1)..............................      4,900       5,160       8,890       9,767      10,030
                                                       =======    ========    ========    ========    ========
     Selected Operating Data (in thousands, except
       average order size):
         Mail order/catalog net sales..............    $37,837    $117,863    $353,324    $387,103    $478,300
         Retail net sales..........................    $32,569    $ 45,843    $ 67,553    $ 57,868    $ 67,831
         Number of catalogs distributed............        190       7,700      38,398      48,800      62,200
         Orders filled (mail order/catalog)........         50         194         784         931       1,026
         Average order size (mail order/catalog)...    $   757    $    608    $    451    $    416    $    466
         Mailing list size.........................        151         397       1,300       2,518       4,177

(1) Earnings (loss) per share and weighted average shares outstanding have been restated for all periods presented to reflect the adoption of SFAS 128, "Earnings per Share". See Note 1 in the Notes to Consolidated Financial Statements.



                                                                       Year Ended December 31,
                                                  ---------------------------------------------------------------
Balance Sheet Data (at period end)                    1993         1994          1995         1996       1997
                                                  ----------     --------      --------     --------   ----------
   (in thousands):
     Working capital (deficit)                      $(4,122)      $   161      $ 46,307     $ 42,600   $ 31,624
     Total assets                                   $20,907       $42,942      $112,569     $113,431   $131,154
     Short-term debt                                $ 3,285       $ 4,190      $    281     $    283   $ 10,186
     Long-term debt, excluding current portion      $ 1,342       $ 1,878      $    589     $    325   $    496
     Subordinated debt                              $    --       $ 2,950      $     --     $     --   $     --
     Stockholders' equity (deficit)                 $(1,166)      $   890      $ 56,560     $ 52,805   $ 59,770


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

OVERVIEW

   The Company began operations in May 1987 as a mail-order company and then opened its first retail computer showroom in August 1987 and a second showroom in 1988. These showrooms and mail-order operations primarily offered Commodore Amiga personal computers and related products. After opening its first retail store, the Company conducted mail order operations from one of its retail showroom locations. The Company became an authorized Apple dealer in 1991, opened two additional retail computer showrooms in the second quarter of 1993 and relocated and expanded an existing showroom in the fourth quarter of 1993. Net sales from the Company's retail computer showrooms as a percentage of net sales were 16.0%, 13.0% and 12.4% in 1995, 1996 and 1997, respectively. During 1997, the Company completed two acquisitions. On August 29,1997, the Company acquired the assets and assumed the liabilities of Milwaukee-based ComputAbility Limited, a privately owned direct reseller of PC/WINTEL hardware, peripheral and software products, for $8.0 million. On October 15, 1997, the Company acquired substantially all the assets of Elek-Tek, Inc., a marketer of PC/WINTEL hardware, peripheral and software products located in the Midwest for $29.4 million plus direct costs of the acquisition.

   In late 1997, the Company formed a wholly-owned subsidiary named uBid to sell computers, computer related products and consumer electronics through an online auction site on the Internet and plans to make significant investments in 1998 to grow this business.

   Subsequent to year end, the Company closed seven of its eight retail showrooms to focus its efforts on its catalog, corporate and Internet channels of distribution.

   In the fourth quarter of 1993, the Company shifted its principal distribution and marketing focus from retail showrooms to direct mail marketing distribution and relocated its mail order/catalog operations to a central location. In March 1994, the Company received authorization from Apple to offer the full retail line of Apple products via direct mail and the Company distributed the first edition of its MacMall catalog in April 1994. During 1994, the Company mailed five editions of its MacMall catalog with a total circulation of approximately
7.7 million to previous and potential customers. During 1995, the Company distributed ten editions of its MacMall catalog with a total MacMall circulation of approximately 27.3 million. In 1996, total MacMall circulation increased to
30.3 million with thirteen editions. In 1997, total MacMall circulation increased to 36.0 million with fourteen editions.

   In May 1995, the Company distributed its first PC Mall catalog focusing on the WINTEL personal computer market. During 1995, the Company distributed seven PC Mall catalogs to approximately 11.1 million previous and prospective customers. In 1996, the Company distributed thirteen PC Mall catalogs with a total circulation of 15.3 million. In 1997, total PC Mall circulation was 21.9 million with fourteen editions. In 1997, total DataCom Mall circulation was 2.9 million with eight editions. In September 1997, the Company distributed its first ComputAbility catalog. During 1997, the Company distributed three ComputAbility catalogs to approximately 1.4 million previous and prospective customers.

   All catalogs feature new products and contain detailed information about product capabilities, specifications, key features and system requirements.

   Net sales from mail order/catalog operations, as a percentage of net sales, were 84.0%, 87.0% and 87.6% in 1995, 1996 and 1997, respectively, with average order size being $451, $416 and $466 for those same respective years.

   Net sales of the Company are derived primarily from the sale of personal computer hardware, software, peripherals and accessories to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, a direct sales force, retail showrooms and advertising on the Internet. Gross profit consists of net sales less product and shipping costs. The Company receives marketing development funds ("MDF") from manufacturers of products included in the Company's catalogs, as well as co-operative advertising funds ("Co-Op") on products purchased from manufacturers and vendors.

   The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 45.9%, 30.1% and 21.4% of the Company's net sales in 1995, 1996 and 1997, respectively.

RESULTS OF OPERATIONS

   The following table sets forth for the years indicated information derived from the Company's consolidated statement of operations expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.



                                                     Percentage of Net Sales
                                                    ------------------------
                                                      Year Ended December 31
                                                    ------------------------
                                                     1995     1996     1997
                                                    -----    -----    -----
Net sales                                           100.0%   100.0%   100.0%
Cost of goods sold                                   86.0     88.8     87.2
                                                    -----    -----    -----
Gross profit                                         14.0     11.2     12.8

Selling, general and administrative expenses         11.5     13.6     11.2

Expenses associated with the relocation of the
 Company's distribution center                        0.3      ---      ---

Expenses associated with the relocation of the
  Company's headquarters                              ---      ---      0.1

Expenses associated with the acquisition of
  Elek-Tek                                            ---      ---      0.3
                                                    -----    -----    -----
Income (loss) from operations                         2.2     (2.4)     1.2
Interest income                                       0.1      0.1      0.1
                                                    -----    -----    -----
Income (loss) before income taxes                     2.3     (2.3)     1.3
Income taxes (benefit)                                0.9     (0.9)     0.5
                                                    -----    -----    -----

Net income (loss)                                     1.4%   (1.4)%     0.8%
                                                    =====    =====    =====


   The Company markets its products through the distribution of catalogs, outbound telemarketing, a direct sales force, retail showrooms and the Internet. Net sales from the Company's mail order/catalog operations were $353.3 million, $387.1 million and $478.3 million for the years ended December 31, 1995, 1996 and 1997, representing 84.0%, 87.0% and 87.6% of net sales, respectively. Net sales from the Company's retail showroom operations were $67.6 million, $57.9 million and $67.8 million for the years ended December 31, 1995, 1996 and 1997, representing 16.0%, 13.0% and 12.4% of net sales, respectively. Merchandise sold through both channels of distribution is similarly priced and many retail customers also purchase items through catalogs. Gross profit as a percentage of net sales for the Company's mail order/catalog operations was 14.1%, 11.7% and 13.0% for the years ended December 31, 1995 , 1996 and 1997, respectively. Gross profit as a percentage of net sales for the Company's retail showroom operations was 13.6%, 8.1% and 11.5% for the years ended December 31, 1995, 1996 and 1997, respectively. Income
(loss) from operations for mail order/catalog operations for the years ended December 31, 1995, 1996 and 1997 was $8.6 million, $(7.4) million and $6.6 million, or 2.4%, (1.9)% and 1.4% of net mail order/catalog sales, respectively, after deducting the direct costs of mail order/catalog operations and allocating indirect and corporate costs based on relative sales. Income (loss) from operations for retail showroom operations for the years ended December 31, 1995, 1996 and 1997 was $0.6 million, $(3.2) million and $(0.1) million, or 0.9%, (5.5)% and (0.1)% of net retail sales, respectively, after deducting the direct costs of retail showroom operations and allocating indirect and corporate costs based on relative sales. The computation of income from operations excludes non-operating income and expenses and income taxes.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

   Net sales for the year ended December 31, 1997 were $546.1 million, an increase of $101.1 million or 23% over net sales for the year ended December 31, 1996 of $445.0 million. Mail order/catalog sales for 1997 were $478.3 million, an increase of $91.2 million or 24% over 1996 mail order/catalog sales of $387.1 million. The increase in net sales was primarily due to an increase in the number of catalogs distributed during the year, the growth from the PC Mall catalog, an increase in telemarketing sales executives and $37 million in sales from the two acquisitions in the third and fourth quarters of 1997. The Company distributed approximately 62.2 million catalogs during 1997, of which MacMall comprised 36.0 million, PC Mall 21.9 million, DataCom Mall 2.9 million and ComputAbility 1.4 million. This compared to 48.8 million catalogs distributed in 1996. Retail net sales in 1997 were $67.8 million, an increase of $9.9 million or 17% from retail net sales of $57.9 million in 1996. WINTEL net sales increased 116% to $221.3 million in 1997, versus $102.4 million in 1996. WINTEL net sales for 1997 comprised 40.5% of total net sales as compared to 23.0% in 1996. By December 1997, WINTEL net sales comprised 51.8% of total Company net sales.

   Gross profit for the year ended December 31, 1997 was $70.1 million, an increase of $20.1 million or 40% from gross profit of $50.0 million for the year ended December 31, 1996. Gross profit as a percentage of net sales was 12.8% in 1997, versus 11.2% in 1996. The increase in gross profit was primarily due to the increase in sales in 1997 over 1996 and the large write-downs in 1996 for slow-moving and excessive inventory, products returned to vendors for which the Company did not receive payment, and for theft and shrinkage of inventory.

   Selling, general and administrative (SG&A) expenses were $61.3 million for the year ended December 31, 1997, an increase of $.7 million or 1% over SG&A expenses of $60.6 million for the year ended December 31, 1996. As a percentage of net sales, SG&A expenses were 11.2% in 1997 versus 13.6% in 1996. This decrease is primarily due to write-offs in 1996 associated with the allowance for doubtful accounts, credit card fraud and due to net advertising costs being down significantly in 1997.

   In the fourth quarter of 1997, the Company incurred approximately $0.8 million in expenses associated with the relocation and consolidation of its headquarters and telemarketing operations into a 160,000 square foot building in a nearby location in Torrance, CA. The Company will phase into the facility over two years and initially occupy 60,000 square feet.

   The Company expensed $1.5 million of non-recurring charges associated with the Elek-Tek acquisition in the fourth quarter of 1997. These acquisition related expenses were primarily associated with transitioning Elek-Tek's sales force and customer base into Creative Computers.

   Interest income (net of interest expense) was $.1 million in 1997 compared to $.6 million in 1996. The reduction in interest income resulted from cash outlays and increased borrowings for the acquisitions of ComputAbility and Elek-Tek.

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

   Net sales for the year ended December 31, 1996 were $445.0 million, an increase of $24.1 million or 5.7% over net sales for the year ended December 31, 1995 of $420.9 million. Mail order/catalog sales for 1996 were $387.1 million, an increase of $33.8 million or 9.6% over 1995 mail order/catalog sales of $353.3 million. The increase in net sales was primarily due to an increase in the number of catalogs distributed during the year, the growth from the PC Mall catalog and the introduction of the DataCom Mall Catalog. The Company distributed approximately 48.8 million catalogs during 1996, of which MacMall comprised 30.3 million, PC Mall 15.3 million and DataCom Mall 3.2 million. This compared to 38.4 million catalogs distributed in 1995. Retail net sales in 1996 were $57.9 million, a decline of $9.7 million or 14.3% from retail net sales of $67.6 million in 1995. WINTEL net sales increased 136% to $102.4 million in 1996 versus $43.3 million in 1995. WINTEL net sales for 1996 comprised 23.0% of total net sales as compared to 10.3% in 1995. By December 1996, monthly WINTEL net sales comprised almost 30% of total Company net sales.

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

   Selling, general and administrative (SG&A) expenses were $60.6 million for the year ended December 31, 1996, an increase of $12.1 million or 25.0% over SG&A expenses of $48.5 million for the year ended December 31, 1995 that excluded a one time charge in 1995 associated with the relocation of the Company's distribution center. As a percentage of net sales, SG&A expenses were 13.6% in 1996 versus 11.5% in 1995. Approximately $4.0 million of the $12.1 million increase was due to one time charges in the first and second quarters of 1996 relating to unusually high credit card losses including external fraud and losses caused by an error generated by a minor software update installed in the first quarter, which allowed some customer orders to bypass the Company's fraud review system, and an increase in reserves for past due accounts. Excluding these charges, SG&A for 1996 would have been 12.7% versus 11.5% in 1995. The remaining increase in SG&A as a percentage of net sales was primarily due to an increase in personnel costs associated with the strengthening of the Company's management team and laying the foundation for future growth. Net advertising expense as a percentage of net sales declined in 1996 versus 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. In April and August 1995, the Company completed an initial public offering and a follow-on offering of its common stock which resulted in net proceeds to the Company of approximately $46.6 million. Cash flows from operations were $(12.8) million, $(7.8) million and $18.8 million for 1995, 1996 and 1997, respectively. Cash flows from operations in 1997 were favorable due to improved management of inventory as well as a return to profitability. Cash flows from operations in 1995 and 1996 were negative primarily due to investments in inventory and accounts receivable necessitated by the rapid sales growth of the Company, including those associated with the introduction of the Company's MacMall, PC Mall and DataCom Mall catalogs.

     Excluding the impact of acquisitions, inventories decreased $17.4 million as a result of continued efforts to improve inventory turns. Accounts receivable, excluding the impact of acquisitions, increased $5.1 million primarily due to the increase in sales to corporate customers and an increase in vendor advertising in more catalogs.

     During the year ended December 31, 1997, the Company's capital expenditures were $3.3 million as compared to $2.1 million in 1996. The Company's primary capital needs will continue to be funding its working capital requirements for anticipated sales growth and possible acquisitions.

     On August 29, 1997, the Company acquired the assets and liabilities of ComputAbility Limited for $5.5 million cash and issued 271,739 shares of its Common Stock.

     On October 14, 1997, the Company increased its credit line with a financial institution to $80.0 million from $50.0 million. The line of credit allows working capital advances up to $47.5 million and floorplan inventory financing up to $50.0 million, however, total advances and floorplan financing cannot exceed $80.0 million. Working capital advances are also limited to eligible accounts receivable and inventory collateral. The line of credit is secured by substantially all of the Company's assets and is cancelable upon 90 days' advance notice. Interest for amounts owed for working capital advances are calculated at the finance company's prime rate (8.25% at December 31, 1997). Floorplan financing does not bear interest if paid within an average of 45 days of the inventory purchase date. Interest on floorplan financing not paid within an average of 45 days is charged at the finance company's prime rate plus 2% (10.25% at December 31, 1997 and December 31, 1996). The line of credit requires that the Company maintain a minimum tangible net worth, a minimum pretax earnings to interest expense ratio and limits debt as a ratio to tangible net worth.
     On October 15, 1997, the Company borrowed $20.7 million from the credit line and paid $8.7 million from its cash reserves to purchase the assets of Elek-Tek, Inc. for $29.4 million. As of December 31, 1997, the Company had repaid $10.8 million of the funds borrowed to purchase Elek-Tek. Total credit line advances at December 31, 1997 were $16.3 million comprised of $9.9 million of working capital loans borrowed for the acquisition of Elek-Tek and $6.4 million of floorplan inventory financing to purchase inventory. The Company was in compliance with its credit line covenants at December 31, 1997.

   At December 31, 1997, the Company had cash and short-term investments of over $8.0 million and working capital of $31.6 million. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 1998, including increased investments in 1998 to develop uBid.

However, if the Company needs extra funds, such as for acquisitions or expansion, or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms.

   In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of December 31, 1997, the Company has repurchased 15,000 shares.

   As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company with those of the Company would place additional demands on the Company's management, operating and financial resources. The Company currently has no definitive agreements with respect to any acquisitions.

YEAR 2000

   The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's products and key financial and operational systems are being reviewed and, where required, detailed plans are being developed and will be implemented on a schedule intended to permit the Company's computer systems and products to continue to function properly. The Year 2000 date conversion effort is expected to increase costs in 1998 and 1999. While final cost estimates are not complete, management does not expect these costs will have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be adversely impacted by the Year 2000 date issue if the Company or its suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Company.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors of the Company is set forth under the caption "Election of Directors," in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and such information is incorporated herein by reference. A list of executive officers of Registrant is included in Part I of this report. Effective as of March 1, 1998, the Company accepted Al S. Joseph's resignation as a director of the Company.

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

   Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons the Company believes that during 1997 all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with except that Ahmed Alfi was one day late in filing his Form 5. In 1996, one of the Company's directors, Sam Khulusi, filed a late Form 4 regarding the purchase of 150,000 shares.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is set forth under the caption "Executive Compensation and Other Information" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationship and Related Transactions and Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following consolidated financial statements of Registrant are filed as part of this report:

(a) (1)  Consolidated Financial Statements                                Page
                                                                          ----
         (1) Report of Independent Accountants-Price Waterhouse LLP       F-2

         (2) Consolidated Balance Sheet at December 31, 1997 and 1996     F-3

         (3) Consolidated Statement of Operations for the Years Ended     F-4
             December 31, 1997, 1996 and 1995

         (4) Consolidated Statement of Stockholders' Equity               F-5
             for the Years Ended December 31, 1997, 1996 and 1995

         (5) Consolidated Statement of Cash Flows for the Years           F-6
             Ended December 31, 1997, 1996 and 1995

         (6) Notes to the Consolidated Financial Statements               F-7

    (2)  Financial Statement Schedules

         SCHEDULE II - Valuation and Qualifying Accounts                  F-20

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

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K on October 27, 1997 in connection with the acquisition of Elek-Tek, Inc. On December 29, 1997, the Company filed an amended Form 8-K/A to file pro forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on March 30, 1998.

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

         Signature                  Title                     Date
         ---------                  -----                     ----


FRANK F. KHULUSI            Chairman of the Board of      March 30, 1998
------------------------
Frank F. Khulusi            Directors, President and
                            Chief Executive Officer
                            (Principal Executive Officer)


RICHARD M. FINKBEINER       Chief Financial Officer       March 30, 1998
-------------------------
Richard M. Finkbeiner       (Principal Financial and
                            Accounting Officer)

SAM U. KHULUSI*             Director                      March 30, 1998
-------------------------
Sam U. Khulusi


AHMED O. ALFI*              Director                      March 30, 1998
-------------------------
Ahmed O. Alfi


*By Richard M. Finkbeiner,
 Attorney-in-Fact

                            CREATIVE COMPUTERS, INC.
                                 Exhibit Index

Exhibit Number             Description
--------------             -----------

3.1      Certificate of Incorporation of the Company*
3.2      Bylaws of the Company*
10.1     1994 Stock Incentive Plan and form of stock option agreement*
10.2 Employment Agreement dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi*
10.4 Employment Agreement dated January 1, 1994, between Creative Computers, Inc. and Dan DeVries*
10.5 Standard Industrial/Commercial Single-Tenant Lease-Net dated February 10, 1993 between Herman Platt and Marjorie Platt, as Co-Trustees of the Herman Platt and Marjorie Platt Trust dated October 11, 1985 and Creative Computers, Inc. for the premises located at 2645 Maricopa Street, Torrance, California**
10.6     ITT Commercial Financial Corporation ("ITT") financing arrangements:
         a. Agreement for Wholesale Financing (Security Agreement-Arbitration) dated April 4, 1991, as amended, between ITT and Creative Computers, Inc.*
10.13 Warrant to Purchase Common Stock of Creative Computers, Inc. dated September 29, 1994 in favor of Creative Partners, L.P.*
10.14 Security Agreement dated as of September 26, 1994 by Creative computers, Inc. in favor of Creative Partners, L.P.*
10.18    Form of Directors' Non-Qualified Stock Option Plan*
10.22 Agreement dated August 1, 1995 between Creative Computers, Inc. and Deutsche Financial Services (formerly known as ITT Commercial Finance Corp.)**
10.25 Industrial Lease Agreement between Corporate Estates, Inc. and Creative Computers, Inc. dated September 15, 1995 for the premises located at 4515 E. Shelby Drive, Memphis, Tennessee, filed in connection with the Company's 10-Q for the quarter ended September 30, 1995****
10.26 Employment Agreement dated February 21, 1996, between Creative Computers, Inc. and David R. Burcham, filed in connection with the Company's 10-Q for the quarter ended March 31, 1996 as Exhibit 10.1 thereto****
10.27 Employment Agreement dated May 21, 1996, between Creative Computers, Inc. and Richard M. Finkbeiner, filed in connection with the Company's 10-Q for the quarter ended June 30, 1996 as Exhibit 10.1 thereto****
10.28 Authorized Apple Dealer U.S. Sales Agreement dated August 29, 1996; Authorized Apple Catalog Reseller Sales Agreement dated August 29, 1996; Dealer Apple Authorized Service Provider Agreement dated August 29, 1996; Apple Corporate Alliance Program Addendum to the Authorized Apple Dealer Sales Agreement dated August 29, 1996****
10.29    Amendment to Agreement for Wholesale Financing dated February 25,
         1997****
10.30 Asset Purchase Agreement dated September 27, 1997 between Creative Computers, Inc. and Elek-Tek, Inc.***
10.31 Business Credit and Security Agreement dated October 14, 1997 between Deutsche Financial Service Corporation and Elek-Tek Acquisition Corp.***
10.32 Business Credit and Security Agreement dated October 14, 1997 between Deutsche Financial Service Corporation and Creative Computers, Inc.***
10.33 Asset Purchase Agreement dated August 29, 1997 between Creative Computers, Inc. and ComputAbility, Ltd.

                            CREATIVE COMPUTERS, INC.
                                 Exhibit Index

Exhibit Number             Description
--------------             -----------

13.1 Consolidated Financial Statements and Report of Independent Accountants
21.1 Subsidiaries**
23.1 Consent of Price Waterhouse LLP
24.1 Power of Attorney
27.1 Financial Data Schedule (filed with EDGAR version only)

   * Incorporated by reference from the Company's Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
  ** Incorporated by reference from the Company's Registration Statement on
     Form S-1 (33-95416) declared effective on August 23, 1995.
 *** Incorporated by reference from the Company's Form 8-K dated [October 11,
     1997]
**** Incorporated by reference from the Company's 1996 Form 10-K dated [March
     27, 1996].