Form 10-Q
period 1998-03-31
CREATIVE COMPUTERS INC
filed 1998-05-15
CIK 937941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1998

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

    There were 10,155,239 outstanding shares of COMMON STOCK at May 5, 1998.

                           Creative Computers, Inc.

                              Index to Form 10-Q



PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1 - Financial Statements (unaudited)

Consolidated Balance Sheet................................................   3

Consolidated Statement of Operations......................................   4

Consolidated Statement of Cash Flows......................................   5

Condensed Notes to the Consolidated Financial Statements..................   6

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   7


PART II - OTHER INFORMATION...............................................   9

SIGNATURE.................................................................  10

                           Creative Computers, Inc.

                          CONSOLIDATED BALANCE SHEET
                       (in thousands except share data)

                                              March 31, 1998
                                               (unaudited)    December 31, 1997*
                                              --------------  ------------------
Assets
Current assets:
Cash and cash equivalents                        $ 10,858          $  8,018
Accounts receivable, net of allowance for
  doubtful accounts                                41,142            42,455
Inventories                                        34,074            42,643
Prepaid expenses and other current assets           5,126             2,894
Income tax refund receivable                          715               469
Deferred income taxes                               5,569             2,484
                                                 --------          --------
     Total current assets                          97,484            98,963

Property, plant and equipment, net                 15,493            16,868
Goodwill, net                                      12,595            15,141
Deferred income taxes                               2,282                 -
Other assets                                          117               182
                                                 --------          --------
                                                 $127,971          $131,154
                                                 ========          ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                 $ 57,561          $ 45,958
Accrued expenses and other current
  liabilities                                      13,898            13,275
Capital leases - current portion                      207               207
Notes payable - current portion                     7,358             9,979
                                                 --------          --------
     Total current liabilities                     79,024            69,419

Capital leases                                        105               148
Notes payable                                         164               348
Deferred income taxes                               1,468             1,469
                                                 --------          --------
     Total liabilities                             80,761            71,384

Stockholders' equity:
Common stock, $.001 par value;
  15,000,000 shares authorized;
  10,140,239 and 10,105,258 shares issued              10                10
Preferred stock, $.001 par value;
  5,000,000 shares authorized; none
  issued and outstanding
Additional paid-in capital                         57,021            56,772
Treasury stock, at cost: 15,000 shares                (91)              (91)
Retained earnings (accumulated deficit)            (9,730)            3,079
                                                 --------          --------
     Total stockholders' equity                    47,210            59,770
                                                 --------          --------
                                                 $127,971          $131,154
                                                 ========          ========

         See condensed notes to the consolidated financial statements.

*Reclassified to reflect changes in presentation of certain inventory and property, plant and equipment.

                            Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                           For the three months
                                                              ended March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------

Net sales                                                  $164,134    $120,140

Cost of goods sold                                          147,878     104,692

Retail store closure inventory reserves                       3,679          --
                                                           --------    --------

  Gross profit                                               12,577      15,448

Selling, general and administrative expenses                 26,377      14,286

Expenses related to retail store closures                     6,773          --
                                                           --------    --------

Income (loss) from operations                               (20,573)      1,162

Interest income/(expense), net                                  (87)         79
                                                           --------    --------

Income (loss) before income taxes                           (20,660)      1,241

Income tax provision (benefit)                               (7,851)        471
                                                           --------    --------

Net income (loss)                                          $(12,809)   $    770
                                                           ========    ========

Basic earnings (loss) per share                            $  (1.27)   $   0.08
                                                           ========    ========

Diluted earnings (loss) per share                          $  (1.27)   $   0.08
                                                           ========    ========

Basic weighted average number of shares outstanding          10,121       9,793
                                                           ========    ========

Diluted weighted average number of shares outstanding        10,121       9,832
                                                           ========    ========


         See condensed notes to the consolidated financial statements.

                            Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

                                                          For the three months
                                                             ended March 31,
                                                          --------------------
                                                            1998       1997*
                                                          --------    --------
Cash flows from operating activities:
 Net income (loss)                                        $(12,809)   $    770
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
 Depreciation and amortization                                 965         514
 Deferred income taxes                                      (5,368)         --
 Loss on write-off of assets                                 2,052          --
 Loss on impairment of goodwill                              3,095          --
 Changes in operating assets and liabilities:
  Accounts receivable                                        1,313        (442)
  Inventories                                                8,569      14,930
  Prepaid expenses and other current assets                 (2,232)        493
  Other assets                                                (637)        (69)
  Accounts payable                                          11,603     (14,688)
  Accrued expenses and other current liabilities               623        (788)
  Income taxes receivable                                     (246)        984
                                                          --------    --------

  Total adjustments                                         19,737         934

Net cash provided by operating activities                    6,928       1,704
                                                          --------    --------

Cash flows from investing activities:
 Redemption of securities available for sale                    --         496
 Purchases of securities available for sale                     --        (502)
 Acquisition of property, plant and equipment               (1,489)       (523)
                                                          --------    --------

Net cash used by investing activities                       (1,489)       (529)

Cash flows from financing activities:
 (Payments) borrowings under notes payable                  (2,805)        (16)
 Payments under capital leases                                 (43)        (61)
 Proceeds from stock issued under stock option plans           249           1
                                                          --------    --------

Net cash used by financing activities                       (2,599)        (76)

Net increase in cash and cash equivalents                    2,840       1,099
Cash and cash equivalents:
 Beginning of the period                                     8,018      17,329
                                                          --------    --------
 End of the period                                        $ 10,858    $ 18,428
                                                          ========    ========

               See condensed notes to the consolidated financial statements.

*Reclassified to reflect changes in presentation of certain inventory and property, plant and equipment.

                           Creative Computers, Inc.

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

     The consolidated interim financial statements include the accounts of Creative Computers, Inc. (a Delaware corporation) and its wholly owned subsidiaries (the Company) and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K at December 31, 1997.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  Net Income (Loss) Per Share

     During December 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the presentation of earnings per share reflected on the statement of income with a dual presentation of Basic Earnings per Share (Basic EPS) and Diluted Earnings per Share (Diluted EPS). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised under the treasury stock method. Earnings (loss) per share have been restated for all periods presented to reflect the adoption of SFAS 128. The Composition of Basic and Diluted EPS is as follows:

                                                    Three Months Ended
                                            ----------------------------------
                                            March 31, 1998      March 31, 1997
                                            --------------      --------------
                                           (in thousands except per share data)
     Net income (loss)                          $(12,809)            $ 770
                                                ========             =====
     Weighted average shares-Basic                10,121             9,793
      Effect of dilutive stock options
       and warrants                                   --                39
                                                --------             -----
     Weighted average shares-Diluted              10,121             9,832
                                                ========             =====
     Net earnings/(loss) per share-Basic        $  (1.27)            $0.08
                                                ========             =====
     Net earnings/(loss) per share-Diluted      $  (1.27)            $0.08
                                                ========             =====

3.  Retail Store Closures

     In February 1998, the Company closed one retail store acquired from Elek-Tek and on March 23, 1998, the Company announced the closure of six of its seven remaining retail stores to allow the Company to focus on its core competencies going forward. The closed retail stores generated 9% of the Company's first-quarter sales, but had operating losses approaching $2.0 million for the quarter. The Company recorded a one-time pretax restructuring charge of $10.5 million relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were $3.1 million write-off of goodwill, $1.9 million write-off for fixed assets, $1.5 million reserve for lease exit costs, and $0.3 million employee related severance costs. Recorded as cost of sales were $3.7 million of reserves for store inventory. As of March 31, 1998, $100,000 of severance and lease exit costs were paid. In addition, $7.0 million of pretax write-offs were taken primarily relating to a more rapid decline in Mac sales during the first quarter and the effects on inventory and receivables of rapid price erosion and other changes in the industry during the first quarter. Creative's workforce was also reduced by 250 employees.

4.  Reporting of Comprehensive Income (Loss)

     During the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS
     130). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income (loss) for the quarter ended March 31, 1998 and 1997 was equivalent to net income (loss) reported in the consolidated statement of operations. The Company does not expect SFAS 130 to have a material impact on future financial statement presentations.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company began operations in May 1987 as a mail-order company and then opened its first retail store in August 1987. The Company opened an additional store in 1991 and two additional stores in 1993. During the fourth quarter of 1993, the Company shifted its principal distribution and marketing focus from retail showrooms to direct mail distribution and marketing. In March 1994, the Company received authorization from Apple to offer a full retail line of Apple products via direct mail. The Company distributed the first edition of its Mac Mall catalog in April 1994, followed by PC Mall catalog in May 1995 and Data Com Mall catalog in January 1996. The Company also moved its distribution center during 1995 from Torrance, CA to a new 325,000 square foot facility in Memphis, TN, near Federal Express' major hub, to enhance customer service.

During the third and fourth quarters of 1997, the Company acquired and assimilated two marketers of personal computer hardware and software products, Elek-Tek, Inc. and ComputAbility, Inc., to expand its presence in the PC/WINTEL market and corporate sales channels. The Company formed a wholly-owned subsidiary, uBid, during November 1997, to sell computer-related products and consumer electronics through an auction format on the Internet. The Company also consolidated its headquarters and telemarketing operations into a 160,000 square foot facility in a nearby location in Torrance, CA. The Company occupies approximately half of the facility and will occupy the remaining space in phases over time.

During the first quarter of 1998, the Company closed seven out of eight retail stores to focus its efforts on its catalog and corporate sales channels. The Company's subsidiary, uBid, also commenced operations during the first quarter of 1998.

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, retail showrooms and advertising on the Internet. The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 16% of the Company's net sales for the quarter ended March 31, 1998 as compared to 21% for the comparable quarter of 1997.

Results of Operations

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

Net sales for the quarter ended March 31, 1998 were $164.1 million, a 37% increase over net sales of $120.1 million for the comparable quarter in 1997. PC/WINTEL sales increased 173% from $36.1 million in last year's comparable quarter to $99.0 million for the three months ended March 31, 1998. Apple/Macintosh related product sales declined 22% to $66.0 million for the three months ended March 31, 1998 as compared with $84.0 million for the comparable period in the prior year. PC/WINTEL sales comprised over 60% of total net sales for the first quarter in 1998 versus 30% for the same quarter last year.

Mail order/catalog net sales reflected an increase of 33%, from $107.7 million in the first quarter of last year to $143.0 million for the quarter ended March 31, 1998. The Company reported a net loss for the quarter of $12.8 million, or $1.27 per share, versus net income of $0.8 million, or $0.08 per share, for the first quarter last year. The loss for the first quarter of 1998 includes a one-time restructuring charge of $10.5 million associated with the closing of seven retail stores and approximately $7.0 million in write-offs as described in Note
3. The seven retail stores closed incurred a loss approaching $2.0 million for the first quarter.

Gross profit declined $2.9 million. Excluding the impact from the retail store closures and the write-offs mentioned above, gross profit as a percent of net sales declined approximately one percentage point from 12.9% last year to 11.9% this year due in part to a decline in Mac as a percentage of total sales.

Selling, general and administrative expenses for the first quarter of 1998, excluding the one-time restructuring charge relating to the retail store closures, increased $12.1 million compared with the same period last year. Approximately $4.7 million of the increase were associated with the write-offs mentioned in Note 3, $5.5 million was the result of increased sales, and the remainder was due to support costs for higher levels of expected Mac sales that were not realized during the quarter and support costs for uBid.

Net interest expense for the three months ended March 31, 1998 was $87,000 compared to interest income of $79,000 for the comparable quarter in 1997. The net interest expense for 1998 resulted from debt incurred and cash invested to acquire Elek-Tek, Inc. and ComputAbility, Inc.

As a result of the foregoing, the Company incurred a net loss of $12.8 million for the three months ended March 31, 1998 compared to net income of $770,000 for the same period last year. The Company expects that the competitive pressures that impacted the results of the first quarter will continue at least in the near-term.

Liquidity and Capital Resources

The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions. As of March 31, 1998, the Company had cash, cash equivalents and short-term investments of $10.9 million.

Inventories declined to $34.1 million at March 31, 1998 from $44.7 million at December 31, 1997 as a result of continued efforts to improve inventory turns and one-time charges and write-downs. Accounts receivable decreased to $41.1 million at March 31, 1998 from $42.5 million at December 31, 1997.

During the three months ended March 31, 1998, the Company's capital expenditures were $1,489,000, versus $523,000 for the comparable quarter last year. The Company's primary capital need will continue to be the funding of its working capital requirements for anticipated sales growth and possible acquisitions.

As of March 31, 1998, the Company had an existing credit facility consisting of separate credit lines for Creative Computers, a California subsidiary, and the Elek-Tek subsidiary, totaling $80 million. In May 1998, the credit facility was modified to a $60 million single credit line covering the entire corporation and covenants were modified accordingly. Part of the credit facility functions in lieu of a vendor trade payable for inventory purchases, is included in accounts payable, and does not bear interest if paid within terms specific to each vendor. Part of the credit facility functions as a working capital line of credit secured by inventory and accounts receivable, and bears interest at prime. During the first quarter of 1998, the Company repaid $2.5 million borrowed under this facility. As of March 31, 1998, the Company had $7.4 million in borrowings under the credit facility. The overall credit facility is secured by substantially all of the Company's assets and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and income and a maximum leverage ratio.

At March 31, 1998, the Company had cash and short-term investments of $10.9 million and working capital of $18.5 million. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 1998. However, if the Company requires additional funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes continued losses, there are no assurances that adequate financing will be available at acceptable terms.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of March 31, 1998, the Company has repurchased 15,000 shares under the program.

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

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in this report are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties, and it is possible that the assumptions made by management may not materialize. There can be no assurances that the Company's closing of seven retail stores, taking restructuring charges and reducing its workforce will better position the Company going forward or favorably impact the Company's balance sheet; the Company's uBid subsidiary will continue to ramp up sales; the investment in the Company's uBid subsidiary will favorable impact sales; the Company's promotions will favorably impact uBid sales; the Company's uBid subsidiary will be profitable; the Company's Internet websites will continue sales increases; the Company will be able to receive the expected benefits from the acquisitions of ComputAbility and Elek-Tek; the Company will not experience difficulties integrating the acquired operations of the two companies; or the developments at Apple will have a favorable impact on the Company's sales and earnings in the future. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from expectations include competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer and clones thereof; reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 1997.


                          Part II - OTHER INFORMATION

Item 2.  Changes in Securities
         ---------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.    Exhibits - Exhibit 27 - Financial Data Schedule
         b.    Reports on Form 8-K

         None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CREATIVE COMPUTERS, INC.




Date:  May 15, 1998                  By /s/  Richard Finkbeiner
       ------------                  Richard Finkbeiner
                                     Chief Financial Officer

                                     (Duly Authorized Officer of the Registrant and Principal Financial Officer)