Form 10-Q
period 1998-06-30
CREATIVE COMPUTERS INC
filed 1998-08-14
CIK 937941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

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

  There were 10,179,913 outstanding shares of COMMON STOCK at August 11, 1998.

                            Creative Computers, Inc.

                               Index to Form 10-Q



PART I - FINANCIAL INFORMATION                                        Page
                                                                      ----

Item 1 - Financial Statements (unaudited)

Consolidated Balance Sheet............................................   3

Consolidated Statement of Operations..................................   4

Consolidated Statement of Cash Flows..................................   5

Condensed Notes to the Consolidated Financial Statements..............   6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................   7


PART II - OTHER INFORMATION............................................ 11

SIGNATURE.............................................................. 11

ITEM 1   FINANCIAL STATEMENTS (UNAUDITED)

                            Creative Computers, Inc.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands except share data)

                                                             June 30, 1998    December 31, 1997
                                                              (unaudited)
                                                             --------------   ------------------
Assets
Current assets:
Cash and cash equivalents                                         $ 13,492             $  8,018
Accounts receivable, net of allowance for
    doubtful accounts                                               35,871               42,455
Inventories                                                         31,383               42,643
Prepaid expenses and other current assets                            5,889                2,894
Income tax refund receivable                                           613                  469
Deferred income taxes                                                7,952                2,484
                                                                  --------             --------
     Total current assets                                           95,200               98,963
Property, plant and equipment, net                                  15,030               16,868
Goodwill, net                                                       12,061               15,141
Deferred income taxes                                                2,241                    -
Other assets                                                           378                  182
                                                                  --------             --------
                                                                  $124,910             $131,154
                                                                  ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                  $ 59,031             $ 45,958
Accrued expenses and other current liabilities                      11,314               13,275
Capital leases - current portion                                       143                  207
Notes payable - current portion                                      5,236                9,979
                                                                  --------             --------
     Total current liabilities                                      75,724               69,419
Capital leases                                                          94                  148
Notes payable                                                          159                  348
Deferred income taxes                                                1,469                1,469
                                                                  --------             --------
     Total liabilities                                              77,446               71,384

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding
Common stock, $.001 par value; 15,000,000 shares
    authorized; 10,155,063 and 10,105,258 shares issued                 10                   10
Additional paid-in capital                                          57,063               56,772
Treasury stock, at cost; 15,000 shares                                 (91)                 (91)
Retained earnings (accumulated deficit)                             (9,518)               3,079
                                                                  --------             --------
     Total stockholders' equity                                     47,464               59,770
                                                                  --------             --------
                                                                  $124,910             $131,154
                                                                  ========             ========

         See condensed notes to the consolidated financial statements.

                            Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                          For the three months ended      For the six months ended
                                                                    June 30                         June 30
                                                          --------------------------      ------------------------
                                                               1998        1997               1998       1997
                                                             --------    --------           --------   ---------
Net sales                                                    $149,934    $116,018           $314,068    $236,158

Cost of goods sold                                            131,436     101,182            279,314     205,874

Retail store closure inventory reserves                             -           -              3,679           -
                                                             --------    --------           --------    --------

  Gross profit                                                 18,498      14,836             31,075      30,284

Selling, general and administrative expenses                   18,012      13,852             44,389      28,138

Expenses related to retail store closures                           -           -              6,773           -
                                                             --------    --------           --------    --------

Income (loss) from operations                                     486         984            (20,087)      2,146

Interest income (expense), net                                   (132)        242               (219)        321
                                                             --------    --------           --------    --------

Income (loss) before income taxes                                 354       1,226            (20,306)      2,467

Income tax provision (benefit)                                    142         466             (7,709)        937
                                                             --------    --------           --------    --------

Net income (loss)                                            $    212    $    760           $(12,597)   $  1,530
                                                             ========    ========           ========    ========

Basic earnings (loss) per share                              $   0.02    $   0.08           $  (1.24)   $   0.16
                                                             ========    ========           ========    ========

Diluted earnings (loss) per share                            $   0.02    $   0.08           $  (1.24)   $   0.16
                                                             ========    ========           ========    ========

Basic weighted average number of
shares outstanding                                             10,152       9,792             10,133       9,792
                                                             ========    ========           ========    ========

Diluted weighted average number of
shares outstanding                                             10,244       9,804             10,133       9,816
                                                             ========    ========           ========    ========


         See condensed notes to the consolidated financial statements.

                            Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

                                                            For the six months ended
                                                                     June 30
                                                            ------------------------
                                                                 1998        1997
                                                             --------    --------
Cash flows from operating activities:
 Net income (loss)                                           $(12,597)   $  1,530
 Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
 Depreciation and amortization                                  4,580       1,042
 Deferred income taxes                                         (7,709)        281
 Loss on write-off of assets                                    2,052           -
 Loss on sale of equipment                                          -          10
 Changes in operating assets and liabilities:
  Accounts receivable                                           6,584      (2,359)
  Inventories                                                  11,260      12,860
  Prepaid expenses and other current assets                    (2,995)       (612)
  Other assets                                                   (196)        (54)
  Accounts payable                                             13,073     (14,753)
  Accrued expenses and other current liabilities               (1,961)      1,226
  Income taxes receivable                                        (144)      2,388
                                                             --------    --------

  Total adjustments                                            24,544          29
                                                             --------    --------

Net cash provided by operating activities                      11,947       1,559

Cash flows from investing activities:
 Purchases of securities available for sale                         -      (1,008)
 Redemption of securities available for sale                        -         995
 Proceeds from sale of equipment                                    -          13
 Acquisition of property, plant and equipment                  (1,714)     (1,555)
                                                             --------    --------

Net cash used by investing activities                          (1,714)     (1,555)

Cash flows from financing activities:
 Payments under notes payable                                  (4,932)        (20)
 Principal payments of obligations under capital leases          (118)       (122)
 Proceeds from stock issued under stock option plans              291           1
                                                             --------    --------

Net cash used by financing activities                          (4,759)       (141)

Net increase (decrease) in cash and cash equivalents            5,474        (137)
Cash and cash equivalents:
 Beginning of the period                                        8,018      17,329
                                                             --------    --------
 End of the period                                           $ 13,492    $ 17,192
                                                             ========    ========

               See condensed notes to the consolidated financial statements.

                            Creative Computers, Inc.

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

     The consolidated interim financial statements include the accounts of Creative Computers, Inc. (a Delaware corporation) and its wholly owned subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K at December 31, 1997.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1998 and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

     Certain reclassifications have been made to the 1997 financial statements to conform them to the 1998 presentation.

2.  Public Offering of uBid Common Stock

     On July 2, 1998, uBid, Inc. ("uBid") a wholly-owned subsidiary of the Company, filed a registration statement for an initial public offering ("IPO") of 1,580,000 shares of common stock. uBid also granted to the underwriters an over-allotment option for up to 237,000 additional common shares. The net proceeds after IPO expenses will be used for working capital needs of uBid and repayment of advances made by the Company to uBid. Upon completion of the IPO, the Company will own approximately 80 percent of the capital stock of uBid. Subject to certain conditions, the Company intends to separate the companies by distributing its ownership in uBid common stock to its shareholders through a tax-free spin-off in 1999.

3.  Net Income (Loss) Per Share

     During December 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the presentation of earnings per share reflected on the statement of income with a dual presentation of Basic Earnings per Share (Basic EPS) and Diluted Earnings per Share (Diluted EPS). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised. Earnings (loss) per share have been restated for all periods presented to reflect the adoption of SFAS 128. The Computation of Basic and Diluted EPS is as follows:

                                                Three Months Ended    Six Months Ended
                                                       June 30             June 30
                                                ------------------   ------------------
                                                  1998       1997      1998       1997
                                                ---------   ------   ---------   ------
     (in thousands except per share data)

     Net income (loss)                            $   212   $  760   $(12,597)   $1,530
                                                  =======   ======   ========    ======
     Weighted average shares--Basic                10,152    9,792     10,133     9,792
     Effect of dilutive stock options
       and warrants                                    92       12          -        24
                                                  -------   ------   --------    ------
     Weighted average shares-Diluted               10,244    9,804     10,133     9,816
                                                  =======   ======   ========    ======
     Net earnings/(loss) per share-Basic          $  0.02   $ 0.08   $  (1.24)   $ 0.16
                                                  =======   ======   ========    ======
     Net earnings/(loss) per share-Diluted        $  0.02   $ 0.08   $  (1.24)   $ 0.16
                                                  =======   ======   ========    ======

4.  Retail Store Closures

     In February 1998, the Company closed one retail store acquired from Elek-Tek and on March 23, 1998, the Company announced the closure of six of its seven remaining retail stores to allow the Company to focus on its core competencies going forward. The closed retail stores generated 9% of the Company's first-quarter sales, but had operating losses approaching $2.0 million for the quarter. The Company recorded a one-time pretax restructuring charge of $10.5 million relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were $3.1 million write-off of goodwill, $1.9 million write-off for fixed assets, $1.5 million reserve for lease exit costs, and $0.3 million employee related severance costs. Recorded as cost of sales were $3.7 million of reserves for store inventory. As of June 30, 1998, $0.8 million of severance and lease exit costs had been paid. In addition, during the first quarter of 1998, $7.0 million of pretax write-offs were taken primarily relating to a more rapid decline in Mac sales during the quarter and the effects on inventory and receivables of rapid price erosion and other changes in the industry during the quarter. Creative's workforce was also reduced by 250 employees.

5.  Reporting of Comprehensive Income (Loss)

     During the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS
     130). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income (loss) for the quarter ended June 30, 1998 and 1997 was equivalent to net income (loss) reported in the consolidated statement of operations. The Company does not expect SFAS 130 to have a material effect on future financial statements.

6.  New Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new disclosures will be effective for the Company's fiscal year ending on December 31, 1998. Abbreviated quarterly disclosure will be required beginning with the period ending March 31, 1999, with comparative information required for the corresponding period in the prior fiscal year. The Company is presently assessing the presentation and effect of SFAS No. 131 on the financial statements of the Company.

     In February 1998 and June 1998, FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits" and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," respectively. The Company presently does not have pension and postretirement benefit plans nor does it conduct derivative instrument and hedging activities. Thus, the Company does not expect these new standards to have a material effect on its financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company began operations in May 1987 as a mail-order company and then opened its first retail store in August 1987. The Company opened an additional store in 1991 and two additional stores in 1993. During the fourth quarter of 1993, the Company shifted its principal distribution and marketing focus from retail showrooms to direct mail distribution and marketing. In March 1994, the Company received authorization from Apple to offer a full retail line of Apple products via direct mail. The Company distributed the first edition of its Mac Mall catalog in April 1994, followed by PC Mall catalog in May 1995. The Company also moved its distribution center during 1995 from Torrance, CA to a new 325,000 square foot facility in Memphis, TN, near Federal Express' major hub, to enhance customer service.

During the third and fourth quarters of 1997, the Company acquired and assimilated two marketers of personal computer hardware and software products, ComputAbility, Inc. and Elek-Tek, Inc., in order to expand its presence in the PC/WINTEL market and corporate sales channels. The Company formed a wholly-owned subsidiary, uBid, during September 1997, to sell computer-related products and consumer electronics through an auction format on the Internet. uBid commenced its first auction during the last week of December 1997. The Company also consolidated its headquarters and telemarketing operations into a 160,000 square foot facility in a nearby location in Torrance, CA. The Company occupies approximately half of the facility and will occupy the remaining space in phases over time.

During the first quarter of 1998, the Company closed seven out of eight retail stores to focus its efforts on its catalog and corporate sales channels. As discussed in Note 2, on July 2, 1998, uBid, a wholly-owned subsidiary, filed a registration statement for an IPO. Subject to certain conditions, following the IPO, the Company intends to separate the companies by distributing its remaining 80% ownership in uBid common stock to its stockholders through a tax-free spin-off in 1999.

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, a direct sales force, retail showrooms and advertising on the Internet. The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 16.0% of the Company's net sales for the quarter ended June 30, 1998 as compared to 24.6% for the comparable quarter of 1997.

Year 2000

The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's key financial and operational systems are being reviewed and, where required, detailed plans are being developed and will be implemented on a schedule intended to permit the Company's financial and operational systems to continue to function properly. The Year 2000 date conversion effort is expected to increase costs in 1998 and 1999. While final cost estimates are not complete, management does not expect these costs will have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be adversely impacted by the Year 2000 date issue if the Company or its suppliers, customers and other businesses do not address this issue successfully, including if the products the Company sells are not Year 2000 compatible, and depending upon the availability of insurance coverage for lawsuits arising out of the Year 2000 date issue. Management continues to assess these risks in order to reduce the impact on the Company.

Results of Operations

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997

Unless otherwise stated, all sales increase comparisons are results which exclude the closed retail stores.

Net sales for the quarter ended June 30, 1998 were $149.9 million, a 40% increase over last year's second quarter. Including net sales from the retail stores, which closed in the first quarter of 1998, net sales from all operations grew 29% from $116.0 million for the second quarter last year. Net sales for the quarter from Elek-Tek, ComputAbility and uBid account for $39.4 million. PC/WINTEL sales increased 121% from $38.8 million in last year's comparable quarter to $85.9 million for the three months ended June 30, 1998. Increased PC/WINTEL sales from acquisitions of Elek-Tek and ComputAbility accounted for $30.9 million or 66% of the increase. Apple/Macintosh related product sales declined 16% to $57.2 million for the three months ended June 30, 1998 as compared with $68.4 million for the comparable period in the prior year. PC/WINTEL sales comprised over 60% of total net sales for the second quarter in 1998 versus 35% for the same quarter last year.

Gross profit increased $3.7 million primarily due to increased sales. Gross profit as a percent of net sales declined approximately 50 basis points from 12.8% last year to 12.3% this year due in part to a decline in Mac sales as a percentage of total sales.

Selling, general and administrative expenses for the second quarter of 1998 increased $4.2 million compared with the same period last year. Excluding uBid, the increase was $2.7 million. Selling, general and administrative expenses as a percent of net sales declined from 11.9% in last year's second quarter to 11.6% this year without the investment in uBid.

Net interest expense for the three months ended June 30, 1998 was $132,000 compared to net interest income of $242,000 for the comparable quarter in 1997. The net interest expense for 1998 resulted from debt incurred and cash invested to acquire Elek-Tek, Inc. and ComputAbility, Inc. Net interest income for 1997 resulted from the investment of excess cash.

Net income decreased by $548,000 to $212,000 for the three months ended June 30, 1998 from $760,000 for the same period last year. Excluding the Company's investment in uBid, net income would have been $808,000, or $0.08 per share, in the second quarter of 1998.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

Net sales from all operations (including the closed retail stores) increased by $77.9 million or 33% to $314.1 million in the six months ended June 30, 1998 from $236.2 million in the six months ended June 30, 1997. Net sales for the six-month period from Elek-Tek, ComputAbility and uBid account for $81.2 million. Net sales for the period increased primarily due to growth in PC/WINTEL sales, which increased 139% and generated sales of $184.5 million for the six months ended June 30, 1998 compared with $77.2 million for the six months ended June 30, 1997. Increased PC/WINTEL sales from acquisitions of Elek-Tek and ComputAbility accounted for $67.8 million or 63% of the increase. Apple/Macintosh and related sales were $122.7 million for the six months ended June 30, 1998 as compared with $159.0 million for the comparable period in the prior year. Approximately 36.5 million catalogs were mailed during the six months ended June 30, 1998, as compared with 30.9 million catalogs for the comparable period in the prior year.

Gross profit increased by $791,000 to $31.1 million for the six months ended June 30, 1998 from $30.3 million in the same period of 1997. Gross profit as a percentage of net sales decreased to 12.1% for the six months of 1998, excluding the write-offs in the first quarter, compared to 12.8% for the six months of 1997.

Selling, general and administrative expenses, excluding the one-time restructuring charge related to the retail store closures, increased by $16.3 million to $44.4 million for the six months ended June 30, 1998 from $28.1 million for the comparable period in the prior year. Approximately $4.7 million of the increase was associated with the write-offs mentioned in Note 4, $5.5 million was the result of increased sales, and the remainder was due to support costs for higher levels of expected Mac sales that were not realized during the first quarter and support costs for uBid.

Net interest expense for the six months ended June 30, 1998 was $219,000 compared to interest income of $321,000 for the comparable quarter in 1997. The net interest expense for 1998 resulted from debt incurred and cash invested to acquire Elek-Tek, Inc. and ComputAbility, Inc. Net interest income for 1997 resulted from the investment of excess cash.

As a result of the foregoing, the Company incurred a net loss of $12.6 million or $1.24 per share, for the six months ended June 30, 1998 compared to net income of $1.5 million, or $0.16 per share, for the same period last year.

Liquidity and Capital Resources

The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

The Company has funded the startup and working capital requirements of uBid, its wholly-owned subsidiary, with a net investment of $2.4 million through June 30, 1998. As discussed in Note 2, on July 2, 1998, uBid filed a registration statement for an IPO. The net proceeds after IPO expenses will be used to repay the advances made by the Company to uBid as well as future uBid working capital needs. It is anticipated that the Company will not be advancing money to uBid after the IPO.

As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $13.5 million and working capital of $19.5 million. Inventories declined to $31.4 million at June 30, 1998 from $42.7 million at December 31, 1997 as a result of continued efforts to improve inventory turns and one-time charges and write-downs. Accounts receivable decreased to $35.9 million at June 30, 1998 from $42.5 million at December 31, 1997 due in part from the collection of receivables purchased from the Elek-Tek acquisition. During the six months ended June 30, 1998, the Company's capital expenditures were $1.7 million, versus $1.6 million for the comparable period last year.

As of June 30, 1998, the Company had an existing credit facility consisting of separate credit lines totaling $60 million. Part of the credit facility functions in lieu of a vendor trade payable for inventory purchases, is included in accounts payable, and does not bear interest if paid within terms specific to each vendor. Part of the credit facility functions as a working capital line of credit secured by and limited to a percent of and condition of inventory and accounts receivable, and bears interest at prime. For 1998, the Company repaid $4.9 million borrowed under this facility. As of June 30, 1998, the Company had $5.2 million in borrowings under the credit facility. The overall credit facility is secured by substantially all of the Company's assets and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and income and a maximum leverage ratio.

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

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of June 30, 1998, the Company has repurchased 15,000 shares under the program.

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

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in this report are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties, and it is possible that the assumptions made by management may not materialize. There can be no assurances that: the Company's closing of seven retail stores, taking restructuring charges and reducing its workforce will better position the Company going forward or favorably impact the Company's balance sheet; the uBid IPO, or the distribution of the remaining uBid shares held by the Company, will occur; the Company's uBid subsidiary will continue to ramp up sales; the investment in the Company's uBid subsidiary will favorably impact sales; the Company's promotions will favorably impact uBid sales; the Company's uBid subsidiary will be profitable; the Company's Internet websites will continue sales increases; the Company will be able to receive the expected benefits from acquisitions; and the Company will not experience difficulties integrating the operations of acquired companies; or that developments at Apple will not have an impact on the Company's sales and earnings in the future. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from expectations include competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer and clones thereof; reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 1997.

                          Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its 1998 Annual Meeting of Stockholders on July 24, 1998. At the Annual Meeting, the stockholders voted on the following matters:

         1. The reelection as directors of Frank F. Khulusi, Sam U. Khulusi, Ahmed O. Alfi and Thomas Maloof, all of whom were reelected at the Annual Meeting.

         2. The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the year ended December 31, 1998 (the Accountant's Proposal).

                                             FOR    AGAINST    ABSTENTIONS
                                             ---    -------    -----------
             Accountant's Proposal        9,107,384    0            0


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits--Exhibit 27--Financial Data Schedule
         b.  Reports on Form 8-K

             The Company filed a Form 8-K in connection with the July 6, 1998 announcement that the Registrant intends to separate its Internet auction subsidiary, uBid, Inc. from the Registrant's other businesses and operations.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CREATIVE COMPUTERS, INC.




Date:  August 14, 1998              By /s/  Richard Finkbeiner
                                       ----------------------------------------
                                    Richard Finkbeiner
                                    Chief Financial Officer

                                    (Duly Authorized Officer of the Registrant and Principal Financial Officer)