Form 10-Q
period 1998-09-30
CREATIVE COMPUTERS INC
filed 1998-11-16
CIK 937941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1998


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 10,246,452 outstanding shares of COMMON STOCK at November 5, 1998.

                           Creative Computers, Inc.

                              Index to Form 10-Q



PART I - FINANCIAL INFORMATION                                Page
                                                              ----

Item 1 -- Financial Statements (unaudited)

Consolidated Balance Sheet..................................    3

Consolidated Statement of Operations........................    4

Consolidated Statement of Cash Flows........................    5

Condensed Notes to Consolidated Financial Statements........    6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    8


PART II - OTHER INFORMATION.................................   12

Item 6 -- Exhibit and Reports on Form 8-K...................   12

SIGNATURE...................................................   12

ITEM 1   FINANCIAL STATEMENTS (UNAUDITED)

                            Creative Computers, Inc.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands except share data)

                                                               September 30, 1998
                                                                  (unaudited)          December 31, 1997
                                                               ------------------      -----------------
Assets
Current assets:
Cash and cash equivalents                                      $           15,528      $           8,018
Accounts receivable, net of allowance for
    doubtful accounts                                                      40,564                 42,455
Inventories                                                                44,958                 42,643
Prepaid expenses and other current assets                                   4,098                  2,894
Income tax refund receivable                                                  613                    469
Deferred income taxes                                                       7,717                  2,484
                                                               ------------------      -----------------
     Total current assets                                                 113,478                 98,963
Property, plant and equipment, net                                         15,040                 16,868
Goodwill, net                                                              11,973                 15,141
Deferred income taxes                                                       2,241                      -
Other assets                                                                   99                    182
                                                               ------------------      -----------------
                                                               $          142,831      $         131,154
                                                               ==================      =================

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                               $           75,877      $          45,958
Accrued expenses and other current liabilities                             13,872                 13,275
Capital leases - current portion                                              143                    207
Notes payable - current portion                                             2,821                  9,979
                                                               ------------------      -----------------
     Total current liabilities                                             92,713                 69,419
Capital leases                                                                 29                    148
Notes payable                                                                 154                    348
Deferred income taxes                                                       1,469                  1,469
                                                               ------------------      -----------------
     Total liabilities                                                     94,365                 71,384

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding                                     -                      -
Common stock, $.001 par value; 15,000,000 shares
    authorized; 10,238,703 and 10,105,258 shares issued                        10                     10
Additional paid-in capital                                                 57,630                 56,772
Treasury stock, at cost: 15,000 shares                                        (91)                   (91)
Retained earnings (accumulated deficit)                                    (9,083)                 3,079
                                                               ------------------      -----------------
     Total stockholders' equity                                            48,466                 59,770
                                                               ------------------      -----------------
                                                               $          142,831      $         131,154
                                                               ==================      =================


           See condensed notes to consolidated financial statements.

                            Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                          For the three months ended    For the nine months ended
                                                                 September 30,                 September 30,
                                                          --------------------------    -------------------------
                                                            1998              1997        1998             1997
                                                          --------          --------    --------         --------
Net sales                                                 $185,741          $132,236    $499,809         $368,394

Cost of goods sold                                         164,447           115,334     443,761          321,208

Retail store closure inventory reserves                          -                 -       3,679                -
                                                          --------          --------    --------          --------

 Gross profit                                               21,294            16,902      52,369           47,186

Selling, general and administrative expenses                20,493            14,454      64,882           42,592

Non-recurring expenses related to retail store closures          -                 -       6,773                -
                                                          --------          --------    --------         --------

Income (loss) from operations                                  801             2,448     (19,286)           4,594

Interest income/(expense), net                                (100)              152        (319)             473
                                                          --------          --------    --------         --------

Income (loss) before income taxes                              701             2,600     (19,605)           5,067

Income tax provision (benefit)                                 266             1,006      (7,443)           1,943
                                                          --------          --------    --------         --------

Net income (loss)                                         $    435          $  1,594    $(12,162)        $  3,124
                                                          ========          ========    ========         ========

Basic earnings (loss) per share                           $   0.04          $   0.16      $(1.20)        $   0.32
                                                          ========          ========    ========         ========

Diluted earnings (loss) per share                         $   0.04          $   0.16      $(1.20)        $   0.31
                                                          ========          ========    ========         ========

Basic weighted average number of
  shares outstanding                                        10,194             9,801      10,150            9,901
                                                          ========          ========    ========         ========

Diluted weighted average number of
  shares outstanding                                        10,353             9,981      10,150            9,998
                                                          ========          ========    ========         ========




               See condensed notes to consolidated financial statements.

                             Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

                                                               For the nine months ended
                                                                     September 30,
                                                              ---------------------------
                                                                  1998           1997
                                                              -------------   -----------
Cash flows from operating activities:
  Net income (loss)                                                $(12,162)      $ 3,124
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
  Depreciation and amortization                                       2,957         1,622
  Deferred income taxes                                              (7,474)          281
  Loss on write-off of assets                                         2,052             -
  Loss on impairment of goodwill                                      3,095             -
  Loss on sale of equipment                                               -            10
  Changes in assets and liabilities, net of acquisition:
   Accounts receivable                                                1,891        (3,544)
   Inventories                                                       (2,315)       12,102
   Prepaid expenses and other current assets                         (1,250)         (232)
   Other assets                                                        (237)          (83)
   Accounts payable                                                  29,919        (5,232)
   Accrued expenses and other current liabilities                       597            (1)
   Income taxes receivable                                             (144)        3,376
                                                                   --------       -------

   Total adjustments                                                 29,091         8,299
                                                                   --------       -------

Net cash provided by operating activities                            16,929        11,423

Cash flows from investing activities:
  Purchases of securities available for sale                              -        (1,015)
  Redemption of securities available for sale                             -           998
  Acquisition of ComputAbility                                            -        (5,482)
  Proceeds from sale of equipment                                         -            13
  Acquisition of property, plant and equipment                       (2,742)       (1,585)
                                                                   --------       -------

Net cash used in investing activities                                (2,742)       (7,071)

Cash flows from financing activities:
  Payments under notes payable                                       (7,352)          (41)
  Principal payments of obligations under capital leases               (183)         (185)
  Proceeds from stock issued under stock option plans                   858            98
                                                                   --------       -------

Net cash used in financing activities                                (6,677)         (128)

Net increase in cash and cash equivalents                             7,510         4,224
Cash and cash equivalents:
  Beginning of the period                                             8,018        17,329
                                                                   --------       -------
  End of the period                                                $ 15,528       $21,553
                                                                   ========       =======

               See condensed notes to consolidated financial statements.

                            Creative Computers, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1998 and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

     Certain reclassifications have been made to the 1997 financial statements to conform them to the 1998 presentation.

2.  Public Offering of uBid Common Stock

     On July 2, 1998, uBid, Inc. ("uBid") a wholly owned subsidiary of the Company, filed a registration statement for an initial public offering ("IPO") of 1,580,000 shares of common stock. uBid also granted to the underwriters an over-allotment option for up to 237,000 additional common shares. The net proceeds after IPO expenses are intended to be used for working capital needs of uBid and repayment of advances made by the Company to uBid. Upon completion of the IPO, the Company would own approximately 80 percent of the capital stock of uBid. Subject to certain conditions, the Company intends to separate the companies by distributing its ownership in uBid common stock to its shareholders through a tax-free spin-off. Due to market conditions, the IPO has been delayed. The Company is currently working with the underwriters to determine an appropriate time to complete the IPO. There can be no assurances that the planned IPO or spin-off will be consummated.

3.  Net Income (Loss) Per Share

     During December 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the presentation of earnings per share reflected on the statement of income with a dual presentation of Basic Earnings Per Share (Basic EPS) and Diluted Earnings Per Share (Diluted EPS). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised. Earnings (loss) Per Share have been restated for all periods presented to reflect the adoption of SFAS 128. The computation of Basic and Diluted EPS is as follows:


                                                Three Months Ended   Nine Months Ended
                                                  September 30,        September 30,
                                                ------------------   ------------------
                                                  1998      1997       1998       1997
                                                --------   -------   ---------   ------
     (in thousands except per share data)

     Net income (loss)                           $   435    $1,594   $(12,162)   $3,124
                                                 =======    ======   ========    ======
     Weighted average shares - Basic              10,194     9,801     10,150     9,901

     Effect of dilutive stock options
       and warrants                                  159       180          -        97
                                                 -------    ------   --------    ------
     Weighted average shares-Diluted              10,353     9,981     10,150     9,998
                                                 =======    ======   ========    ======
     Net earnings/(loss) per share-Basic         $  0.04    $ 0.16   $  (1.20)   $ 0.32
                                                 =======    ======   ========    ======
     Net earnings/(loss) per share-Diluted       $  0.04    $ 0.16   $  (1.20)   $ 0.31
                                                 =======    ======   ========    ======

4.  Retail Store Closures

     In February 1998, the Company closed one retail store acquired from Elek-Tek and on March 23, 1998, the Company announced the closure of six of its seven remaining retail stores to allow the Company to focus on its core competencies going forward. The closed retail stores generated 9% of the Company's first-quarter sales, but had operating losses approaching $2.0 million for the quarter. The Company recorded a one-time pretax restructuring charge of $10.5 million relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were $3.1 million write-off of goodwill, $1.9 million write-off for fixed assets, $1.5 million reserve for lease exit costs, and $0.3 million employee-related severance costs. Recorded as cost of sales were $3.7 million of reserves for store inventory. In addition, during the first quarter of 1998, $7.0 million of pretax write-offs were taken primarily relating to a more rapid decline in Mac sales during the quarter and the effects on inventory and receivables of rapid price erosion and other changes in the industry during the quarter.

     The closure of the seven stores was completed during the first quarter including the transfer of inventory to the Company's Memphis distribution center and reduction of the workforce by 160 employees. As of September 30, 1998, $0.3 million was paid in severance costs and $0.5 million for lease termination costs. Lease termination costs for the quarter ended September 30, 1998 were $0.1 million. In addition, inventory reserves of $2.8 million were used to offset losses from the liquidation of inventory of which $0.7 million was incurred for the quarter ended September 30, 1998. The severance reserve has been fully utilized and the Company does not expect additional severance charges. The lease termination reserve and inventory reserve balances as of September 30, 1998 are $1.0 million and $0.9 million, respectively. The Company is continuing to liquidate inventory related to the store closures and negotiate lease terminations, and will continually evaluate the retail store closure cost in total and related reserve balances.

5.  Reporting of Comprehensive Income (Loss)

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income (loss) for the quarter ended September 30, 1998 and 1997 was equivalent to net income (loss) reported in the consolidated statement of operations. The Company does not expect SFAS 130 to have a material effect on future financial statements.

6.  New Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information"

     ("SFAS No. 131"). SFAS No. 131 requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new disclosures will be effective for the Company's year ending December 31, 1998. Abbreviated quarterly disclosure will be required beginning with the period ending March 31, 1999, with comparative information required for the corresponding period in the prior year. The Company is presently assessing the presentation and effect of SFAS No. 131 on the financial statements of the Company.

     In February 1998 and September 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits" and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," respectively. The Company presently does not have pension and postretirement benefit plans nor does it conduct derivative instrument and hedging activities. Thus, the Company does not expect these new standards to have a material effect on its financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company began operations in May 1987 as a mail-order company and then opened its first retail store in August 1987. The Company opened an additional store in 1991 and two additional stores in 1993. During the fourth quarter of 1993, the Company shifted its principal distribution and marketing focus from retail showrooms to direct mail distribution and marketing. In March 1994, the Company received authorization from Apple to offer a full retail line of Apple products via direct mail. The Company distributed the first edition of its MacMall catalog in April 1994, followed by PC Mall catalog in May 1995. The Company also moved its distribution center during 1995 from Torrance, CA to a new 325,000 square foot facility in Memphis, TN, near Federal Express's major hub, to enhance customer service.

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

During the first quarter of 1998, the Company closed seven out of eight retail stores to focus its efforts on its catalog and corporate sales channels. As discussed in Note 2, on July 2, 1998, uBid filed a registration statement for an IPO. Subject to certain conditions, following the IPO, the Company intends to separate the companies by distributing its remaining 80% ownership in uBid common stock to its stockholders through a tax-free spin-off in 1999. There can be no assurances, however, as to when or if the proposed IPO and spin-off will take place.

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, a direct sales force, retail showrooms and advertising on the Internet. The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 22.0% of the Company's net sales for the quarter ended September 30, 1998 as compared to 21.6% for the comparable quarter of 1997.

Year 2000

Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data when the year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field will be required to be what is commonly termed "year 2000 compliant."

The Company may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems, and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, the Company has established an internal project team comprised of all functional disciplines. This project team has begun a three-phase process of identifying internal systems (both information technology and non-information technology systems) not year 2000 compliant, determining their significance in the effective operation of the Company, and developing plans to resolve the issues where necessary. The Company has been communicating with the suppliers and others it does business with to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern. However, if such third parties are not able to make all systems year 2000 compliant, there could be a material adverse impact on the Company.

Initial review of the Company's principal application software through which nearly all of the Company's business is transacted, has determined it to be year 2000 compliant and, as such, the Company does not currently anticipate any material adverse operational issues to arise. However, a more complete review will be undertaken. The Company plans to complete the year 2000 compliance assessment by the end of the first quarter and implement corrective solutions before the end of the third quarter 1999. To date, the costs incurred by the Company with respect to this project are not material. Future anticipated costs will be difficult to estimate until after the completion of phase one, however, the entire process to become year 2000 compliant is not expected to result in material incremental costs to the Company as internal resources are expected to be deployed. The Company has not yet determined a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create such contingency plan. Upon completion of this project, if systems material to the Company's operations have not been made year 2000 compliant, or if third parties fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Unless otherwise stated, all sales increase comparisons are results which exclude the closed retail stores.

Net sales for the quarter ended September 30, 1998 were $185.7 million, a 51% increase over last year's third quarter. Including net sales from the closed retail stores, net sales from all operations grew 40% from $132.2 million for the third quarter last year. Net sales for the quarter from Elek-Tek, ComputAbility and uBid accounted for $53.2 million. PC/WINTEL sales increased 92% (22% excluding acquisitions) from $49.7 million in last year's comparable quarter to $95.5 million for the three months ended September 30, 1998. Increased PC/WINTEL sales from acquisitions of Elek-Tek and ComputAbility accounted for $32.5 million or 71% of the increase. Apple/Macintosh- related product sales increased 2% to $75.0 million for the three months ended September 30, 1998 as compared with $73.4 million for the comparable period in the prior year. PC/WINTEL sales comprised over 56% of total net sales for the third quarter in 1998 versus 39% for the same quarter last year.

Gross profit from all operations increased $4.4 million primarily due to increased sales. Gross profit as a percent of net sales was 11.5% and 11.8%, excluding uBid. This represents a decrease from the Company's second quarter gross profit of 12.3% and 12.5%, respectively, and a decrease from last year's third quarter gross profit of 12.8%. The sequential change in gross profit percentage resulted from a shift in mix favoring CPUs and the effect of the Company's aggressive iMac promotion. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expenses for the third quarter of 1998 increased $6.0 million compared with the same period last year, inclusive of closed retail stores. Excluding uBid, the increase was $3.8 million due to volume-related support costs. Selling, general and administrative expenses as a percent of net sales declined from 10.9% in last year's third quarter to 10.7% this year without the investment in uBid.

Net interest expense for the three months ended September 30, 1998 was $100,000 compared to net interest income of $152,000 for the comparable quarter in 1997. The net interest expense for 1998 resulted from debt incurred and cash invested
to acquire Elek-Tek, Inc. and ComputAbility, Inc.   Net interest income for 1997
resulted from the investment of excess cash.

Net income decreased by $1,159,000 to $435,000 for the three months ended September 30, 1998 from $1,594,000 for the same period last year. Excluding the Company's investment in uBid, net income would have been $1,113,000, or $0.11 per diluted share, in the third quarter of 1998.

If the Company completes the pending IPO, a measurement date would occur as of the effective date of the IPO based on the current terms of outstanding options to purchase "u"Bid Common Stock, and the Company would be required to compute compensation expense based upon the difference between the exercise price of the "u"Bid options and the IPO price. Based upon the difference between the assumed IPO price of $13 per share contained in the prospectus for the pending IPO, and the exercise prices of the 858,568 options outstanding at September 30, 1998, the total compensation charge would be approximately $10.7 million, which would be recognized over the vesting period.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Net sales from all operations (including the closed retail stores) increased by $131.4 million or 36% to $499.8 million in the nine months ended September 30, 1998 from $368.4 million in the nine months ended September 30, 1997. Net sales for the nine-month period from Elek-Tek, ComputAbility and uBid account for $134.4 million. Net sales for the period increased primarily due to growth in PC/WINTEL sales, which increased 117% and generated sales of $280.0 million for the nine months ended September 30, 1998 compared with $129.3 million for the nine months ended September 30, 1997. Increased PC/WINTEL sales from acquisitions of Elek-Tek and ComputAbility accounted for $103.6 million or 69% of the increase. Apple/Macintosh and related sales were $197.7 million for the nine months ended September 30, 1998 as compared with $239.1 million for the comparable period in the prior year. Approximately 53.0 million catalogs were mailed during the nine months ended September 30, 1998, as compared with 46.7 million catalogs for the comparable period in the prior year.

Gross profit from all operations increased by $5,183,000 to $52.4 million for the nine months ended September 30, 1998 from $47.2 million in the same period of 1997. Gross profit as a percentage of net sales decreased to 12.1% for the nine months of 1998, excluding the write-offs in the first quarter and uBid, compared to 12.8% for the nine months of 1997.

Selling, general and administrative expenses, excluding the one-time restructuring charge related to the retail store closures, increased by $22.3 million to $64.9 million for the nine months ended September 30, 1998 from $42.6 million for the comparable period in the prior year. Approximately $6.8 million of the increase was associated with the write-offs mentioned in Note 4, $15.2 million was the result of increased sales, and the remainder was due to support costs for higher levels of expected Mac sales that were not realized during the first quarter and support costs for uBid.

Net interest expense for the nine months ended September 30, 1998 was $319,000 compared to interest income of $473,000 for the comparable period in 1997. The net interest expense for 1998 resulted from debt incurred and cash invested to acquire Elek-Tek, Inc. and ComputAbility, Inc. Net interest income for 1997 resulted from the investment of excess cash.

As a result of the foregoing, the Company incurred a net loss of $12.2 million or $1.20 per share, for the nine months ended September 30, 1998 compared to net income of $3.1 million, or $0.31 per diluted share, for the same period last year.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

The Company has funded the startup and working capital requirements of uBid with a net investment of $3.7 million through September 30, 1998. As discussed in
Note 2, on July 2, 1998, uBid filed a registration statement for an IPO. The net proceeds after IPO expenses would be used to repay the advances made by the Company to uBid as well as future uBid working capital needs. It is anticipated that the Company will not be advancing additional funds to uBid after the IPO. There can be no assurance, however, as to when or if the proposed IPO will take place.

As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $15.5 million and working capital of $20.8 million. Inventories increased to $45.0 million at September 30, 1998 from $42.6 million at December
31, 1997.   Accounts receivable decreased to $40.6 million at September 30, 1998 from $42.5 million at December 31, 1997 due in part to the collection of receivables purchased from the Elek-Tek acquisition. During the nine months ended September 30, 1998, the Company's capital expenditures were $2.7 million, versus $1.6 million for the comparable period last year.

As of September 30, 1998, the Company had an existing credit facility consisting of separate credit lines totaling $60 million. Part of the credit facility functions in lieu of a vendor trade payable for inventory purchases, is included in accounts payable, and does not bear interest if paid within terms specific to each vendor. Part of the credit facility functions as a working capital line of credit secured by, and is limited to, a percentage of eligible inventory and accounts receivable, and bears interest at the prime rate. For 1998, the Company repaid $7.4 million borrowed under this facility. As of September 30, 1998, the Company had $2.8 million in borrowings under the credit facility. The overall credit facility is secured by substantially all of the Company's assets and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and income and a maximum leverage ratio. The Company believes it is currently in compliance with all such covenants.

The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 1999. However, if the Company requires additional funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes continued losses, there are no assurances that adequate financing will be available at acceptable terms.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of September 30, 1998, the Company has repurchased 15,000 shares under the program.

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

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in this report are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties, and it is possible that the assumptions made by management may not materialize. There can be no assurances that: the Company's closing of seven retail stores, taking restructuring charges and reducing its workforce will better position the Company going forward or favorably impact the Company's balance sheet; the uBid IPO, or the distribution of the remaining uBid shares held by the Company, will occur; the Company's uBid subsidiary will continue to ramp up sales; the investment in the Company's uBid subsidiary will favorably impact sales; the Company's promotions will favorably impact uBid sales; the Company's uBid subsidiary will be profitable; the Company's year 2000 compliance program will be successful; the Company's Internet websites will continue sales increases; the Company will be able to receive the expected benefits from acquisitions; and the Company will not experience difficulties integrating the operations of acquired companies; or that developments at Apple will not have an impact on the Company's sales and earnings in the future. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from expectations include competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer and clones thereof; reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 1997.


                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits  Exhibit 27  Financial Data Schedule
         b.  Reports on Form 8-K

             The Company filed a Form 8-K dated July 6, 1998 with respect to the proposed uBid initial public offering and spin-off transaction.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CREATIVE COMPUTERS, INC.




Date:  November 13, 1998              By  /s/ Ted Sanders
                                      Ted Sanders
                                      Chief Financial Officer

                                      (Duly Authorized Officer of the Registrant and Principal Financial Officer)