Form 10-K/A
period 1997-12-31
CREATIVE COMPUTERS INC
filed 1999-02-09
CIK 937941

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The table below gives certain information concerning the nominees and other directors as of July 24, 1998:

                                                                        Director
              Name             Age               Nominee                 Since
              ----             ---               -------                --------
   Frank F. Khulusi(1)........ 31  Chairman of the Board, President and   1987
                                    Chief Executive Officer
   Sam U. Khulusi............. 42  Director                               1987
   Ahmed O. Alfi(1)(2)........ 41  Director                               1994
   Thomas Maloof(2)........... 46  Director                               1998

--------
(1) Member of Compensation Committee
(2) Member of Audit Committee

  Frank F. Khulusi is a co-founder of the Company (and its predecessor) and has served as Chairman of the Board, President and Chief Executive Officer of the Company since the Company's inception in 1987. He is the brother of Sam U. Khulusi.

  Sam U. Khulusi is a co-founder of the Company and served as Executive Vice President and Chief Operating Officer of the Company from October 1994 until February 1996. From 1987 until October 1994, Mr. Khulusi served as Chief Financial Officer of the Company. Mr. Khulusi currently is the Chairman and Chief Executive Officer of Emed, LLC, a software development company. He is the brother of Frank F. Khulusi.

  Ahmed O. Alfi has served as a director of the Company since September 1994. Mr. Alfi has served as the Chairman of the Board and Chief Executive Officer of Alfigen, a prenatal diagnostic company, since January 1992. Since January 1996, Mr. Alfi has served as a director of SmarTalk Teleservices, a publicly traded telecommunications service provider.

  Thomas Maloof has served as a director of the Company since May 1998. Mr. Maloof is the President of Perinatal Practice Management, Inc. From September 1997 until February 1998, Mr. Maloof served as Chief Financial Officer of Prospect Medical Holdings. From January 1995 until September 1997, Mr. Maloof was the Chief Executive Officer of Prime Health of Southern California. From October 1992 until December 1994, Mr. Maloof was President of Foundation Health, a California health plan provider.

COMPENSATION OF DIRECTORS

  The Company compensates directors who are not employed by the Company or its affiliates $5,000 per meeting, up to a maximum of four meetings per year, plus expenses for services as a director. Under the Company's Directors' Non-Qualified Stock Option Plan in effect during 1997, each director who was not an employee of the Company was entitled to receive an option to purchase 2,000 shares of the Company's Common Stock upon joining the Board. After the initial grant described above, each director would receive an additional option to purchase 5,000 shares of the Company's Common Stock on the date of each succeeding annual meeting of stockholders so long as the director had served on the Board for at least one year. Options are granted at fair market value on the date of grant and vest on the first anniversary of the date of grant.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth, the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the other three executive officers whose compensation exceeded $100,000 for such fiscal year.

                          SUMMARY COMPENSATION TABLE

                                                              LONG TERM
                                 ANNUAL COMPENSATION         COMPENSATION
                         ----------------------------------- ------------
                                                                AWARDS
                                                OTHER ANNUAL ------------   ALL OTHER
   NAME AND PRINCIPAL    FISCAL SALARY   BONUS  COMPENSATION   OPTIONS     COMPENSATION
        POSITION          YEAR    ($)   ($)(1)     ($)(2)        (#)          ($)(3)
   ------------------    ------ ------- ------- ------------   -------     ------------
Frank F. Khulusi........  1997  395,266  25,000       --       100,000           --
 Chairman and Chief       1996  303,900     --        --             0           --
 Executive Officer        1995  300,000     --        --             0           --
Richard M.
 Finkbeiner(4)..........  1997  233,063  94,653       --        20,000        15,246
 Chief Financial Officer  1996  128,195  25,000       --       150,000(5)     18,504
                          1995      --      --        --           --            --
Daniel J. DeVries.......  1997  198,486  25,000       --        15,000           --
 Executive Vice
 President,               1996  198,702  36,937    23,720(6)   130,000(5)        --
 Sales and Marketing      1995  122,418 118,189       --        18,284           --
David R. Burcham(7).....  1997  197,851  22,500       --        20,000           --
 Executive Vice
 President,               1996  166,667  23,333       --       120,000(5)     50,000
 Operations               1995      --      --        --           --            --

--------
(1)  Reflects bonus paid during the fiscal year.

(2) "Other Annual Compensation" includes the following, to the extent that the aggregate amount thereof exceeds the lesser of $50,000 or 10% of the total annual salary and bonus reported for the individual; personal benefits received by the named individuals and amounts reimbursed the individuals during the year.

(3)  Represents relocation expenses and allowances paid by the Company.

(4)  Mr. Finkbeiner joined the Company in June 1996.

(5) Includes options which were repriced in 1996, including 75,000 for Mr. Finkbeiner, 65,000 for Mr. DeVries and 60,000 for Mr. Burcham.

(6) Represents automobile allowance of $18,182 and health insurance premiums of $5,538.

(7)  Mr. Burcham joined the Company in February 1996 and resigned in May 1998.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

  The following table provides information on option grants in fiscal 1997 to the named executive officers:

                                            INDIVIDUAL GRANTS
                         -------------------------------------------------------
                                       % OF TOTAL
                          NUMBER OF   OPTIONS/SARS
                          SECURITIES   GRANTED TO  EXERCISE               GRANT
                          UNDERLYING  EMPLOYEES IN OR BASE                DATE
                         OPTIONS/SARS    FISCAL     PRICE    EXPIRATION   VALUE
          NAME           GRANTED (#)    YEAR(1)     ($/SH)      DATE     ($)(2)
          ----           ------------ ------------ -------- ------------ -------
Frank F. Khulusi........   100,000        28.4      7.125   July 1, 2007 519,100
Richard M. Finkbeiner...    20,000         5.7      7.125   July 1, 2007 103,820
Daniel J. DeVries.......    15,000         4.3      7.125   July 1, 2007  77,865
David R. Burcham........    20,000         5.7      7.125   July 1, 2007 103,820

--------
(1) The Company granted 351,750 options during fiscal 1997.

(2) As suggested by the Commission's rules on executive compensation disclosure, the Company used the Black-Scholes model of options valuation to determine grant date present value. The Company does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. The present value calculations are based on a ten-year option term with an expected life of six years. Assumptions include an interest rate of 6.3%, an annual dividend yield of 0% and volatility of 80%.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUE

  The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, the year-end value of unexercised options.

                          SHARES             NUMBER OF SECURITIES
                         ACQUIRED           UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                            ON     VALUE       OPTIONS AT END OF      IN-THE-MONEY OPTIONS AT
                         EXERCISE REALIZED      FISCAL 1997 (#)       END OF FISCAL 1997 (1)
                         -------- -------- ------------------------- -------------------------
          NAME             (#)      ($)    EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           -------- -------- ----------- ------------- ----------- -------------
Frank F. Khulusi........   --       --        8,333       91,667      $ 23,437     $257,813
Richard M. Finkbeiner...   --       --       31,165       63,835      $120,838     $230,725
Daniel J. DeVries.......   --       --       57,780       81,020      $243,743     $315,308
David R. Burcham........   --       --       38,748       41,252      $150,696     $141,804

--------
(1) Value based on market value of the Company's Common Stock on December 31, 1997 less the exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Frank F. Khulusi, a member of the Compensation Committee, is an executive officer of the Company. There are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers of such companies.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 25, 1998: (i) by each of the executive officers included in the Summary Compensation Table set forth under the caption "Executive Compensation;" (ii) by each director; (iii) by all directors and executive officers of the Company as a group; and (iv) by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.


                                                     NUMBER OF       PERCENT OF
                                                       SHARES          SHARES
                                                    BENEFICIALLY    BENEFICIALLY
                NAME AND ADDRESS(1)                    OWNED           OWNED
                -------------------                 ------------    ------------
Frank F. Khulusi...................................  2,129,333(2)       20.9%
Sam U. Khulusi.....................................  1,911,585(3)       18.8%
Amre A. Youness....................................    777,752(4)        7.7%
Ahmed O. Alfi......................................    153,040(5)        1.5%
Richard M. Finkbeiner..............................     81,916(6)          *
Daniel J. DeVries..................................     75,280(7)          *
Thomas Maloof......................................      2,000(8)          *
The SC Fundamental Value Fund, L.P.................    502,755(9)        5.0%
SC Fundamental Value BVI, Ltd......................    482,945(9)        4.8%
All directors and executive officers as a group (6
 persons)..........................................  4,353,154(10)      42.1%

--------
  *  Less than 1%

 (1) Unless otherwise indicated, the address for each person is 2555 W. 190th Street, Torrance, California 90504.

 (2) Includes (i) 326,340 shares and 8,575 shares held in trust for the benefit of the children of Sam Khulusi and Basimah Khulusi, respectively, and (ii) 33,333 shares issuable within sixty days pursuant to options granted.

 (3) Includes 8,000 shares issuable within sixty days pursuant to options granted.

 (4)  The address for Mr. Youness is 301 North Lake, Suite 910, Pasadena, CA
      91101.

 (5) Includes 8,000 shares issuable within sixty days pursuant to options granted.

 (6) Includes 51,916 shares issuable within sixty days pursuant to options granted.

 (7) Includes 75,280 shares issuable within sixty days pursuant to options granted.

 (8) Includes 2,000 shares issuable within sixty days pursuant to options granted.

 (9) Based on the most recent Schedule 13D by these, and related entities, jointly on June 3, 1998 with the Securities and Exchange Commission. The address for the SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd. is 10 East 50th Street, New York, New York 10022.

(10) This figure includes outstanding shares and options described in the preceding footnotes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on February 8, 1999.

                                    CREATIVE COMPUTERS, INC.


                                    By:  /s/ Ted Sanders
                                         -------------------------------------
                                         Ted Sanders
                                         Chief Financial Officer