Form 10-K
period 1998-12-31
CREATIVE COMPUTERS INC
filed 1999-03-31
CIK 937941

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

                              Title of each class
                              -------------------

                         Common Stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment this Form 10-K. [_]

     As of March 26, 1999, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $226 million. The number of shares outstanding of the Registrant's Common Stock as of March 26, 1999 was 10,375,893.

     Documents incorporated by reference into Part III: Portions of the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                            CREATIVE COMPUTERS, INC.

                               TABLE OF CONTENTS


                                                                                  Page
                                                                                  ----
PART I

  Item 1.    Business..........................................................    3
  Item 2.    Properties........................................................   24
  Item 3.    Legal Proceedings.................................................   24
  Item 4.    Submission of Matters to a Vote of Security Holders...............   24

PART II

  Item 5.    Market for Registrant's Common Stock
             and Related Stockholder Matters...................................   25
  Item 6.    Selected Financial Data...........................................   26
  Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................   27
  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........   33
  Item 8.    Financial Statements and Supplementary Data.......................   33
  Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure............................   33

PART III

  Item 10.   Directors and Executive Officers of the Registrant................   34
  Item 11.   Executive Compensation............................................   34
  Item 12.   Security Ownership of Certain Beneficial Owners and Management....   34
  Item 13.   Certain Relationships and Related Transactions....................   34

PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...   35

SIGNATURES.....................................................................   37


                                     PART I

     In accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Securities and Exchange Commission (the "Commission") allows us to "incorporate by reference" information into this Report, which means that we can disclose information required in this Report by referring you to another filing separately submitted to the Commission. The information so incorporated by reference is deemed to be part of this Report.

     Specified portions of this Report are incorporated by reference to the Annual Report on Form 10-K of uBid, Inc., a majority-owned subsidiary of Creative Computers, Inc., for the year ended December 31, 1998, which was filed with the Commission on March 31, 1999 (the "uBid 1998 10-K"). Creative and uBid are each subject to the informational requirements of the Exchange Act and file reports, proxy statements and other information with the Commission. These reports are available at the public reference facility maintained by the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the Commission's regional offices located at Seven World Trade Center, New York, New York 10048 and Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material may also be obtained from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates, and may also be found on the Commission's Internet site at http://www.sec.gov.

ITEM 1.  BUSINESS

General

     Creative Computers, Inc. (the "Company"), founded in 1987, is a direct marketer of personal computer hardware, software and peripheral products. The Company offers products to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, the Internet, a direct sales force, and a retail showroom. The Company offers a broad selection of products through its distinctive full-color catalogs, including MacMall, PC Mall, and ComputAbility, other promotional materials and the Company's four worldwide websites on the Internet, pcmall.com, macmall.com, computability.com and ccit-inc.com. The Company's staff of knowledgeable telemarketing sales executives, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical assistance. The Company believes that its high level of customer service results in customer loyalty and repeat customer orders. During 1997, the Company acquired and assimilated two marketers of personal computer hardware and software products, Elek-Tek, Inc. (currently operating as CCIT) and ComputAbility, Ltd. In September 1997, the Company formed a wholly-owned subsidiary, uBid, to sell computer-related products and consumer electronics through an auction format on the Internet.

     During 1997, the Company operated four retail showrooms in Southern California under the name Creative Computers and three retail showrooms in Illinois and one retail showroom in Indiana under the name of Elek-Tek. During February 1998, the Company closed its Indiana showroom. On March 20, 1998, the Company closed six retail showrooms to focus its efforts on its catalog, corporate and Internet channels. Net sales from the Company's retail showroom operations were $57.9 million, $67.8 million and $43.6 million for the years ended December 31, 1996, 1997 and 1998, representing 13.0%, 12.4% and 6.3% of net sales, respectively. In the first quarter of 1998, the Company recorded a one-time pretax restructuring charge of $10.5 million relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were $3.1 million write-off of goodwill, $1.9 million write-off for fixed assets, $1.5 million reserve for lease exit costs, and $0.3 million in employee-related severance costs. Recorded as cost of sales were $3.7 million of reserves for store inventory.

     On December 9, 1998, uBid completed an initial public offering of 1,817,000 shares of its Common Stock. Upon completion of this offering, the Company beneficially owned 80.1% of the outstanding Common Stock of uBid. The Company has announced that it intends to distribute (the "Distribution") to its stockholders, prior to December 31, 1999, all of its shares of Common Stock of uBid, subject to certain conditions. See "Separation of uBid from the Company." A description of uBid's business is contained in Part I, Item 1 of the uBid 1998 10-K under the caption "The Company" and is incorporated herein by reference.

Strategy

     The Company's strategy is to be a leading high-volume, cost-effective direct marketer of a broad range of personal computers, software and related products. Specific elements of the Company's operating strategy include:

     Expansion into Outbound Telemarketing. During 1998, the Company intensified its outbound telemarketing efforts to focus on the under-served small and medium-size business market. The Company believes this market represents a high potential growth opportunity. Outbound business-to-business sales can also be more profitable than inbound sales due to reduced advertising and higher average order size. The Company's strategy is to rapidly expand its outbound sales executive workforce and mine its catalog customer database as well as purchased name lists for prospects. During the year, the Company hired experienced outbound telemarketing executives to manage this initiative and experienced outbound telemarketing recruiters to aggressively expand the outbound sales executive workforce. The Company also commissioned the development of a new comprehensive training program for outbound sales executives. The Company expects to continue to invest in outbound telemarketing aggressively and prospect its catalog database for sales leads. The Company expects that its outbound telemarketing initiative will transform the Company's customer sales mix to an even higher percentage of business customer sales.

     Leverage of Internet Leadership Position. The Company considers itself a leader in Internet e-commerce innovation and intends to continue enhancing its leadership position on the Internet. The Company was among the first to enter the Internet auction space with its ubid.com web site and completed a successful initial public offering ("IPO") of uBid in December 1998. The Company was also among the first to offer Electronic Software Distribution (ESD) that allows customers to purchase and download software from its web site.

     During 1998, the Company continued to introduce new Internet innovations including a complete redesign of its macmall.com, pcmall.com, computability.com, and ccit-inc.com web sites during the fourth quarter. Innovations introduced to the web sites include: ProductPro- a context sensitive shopping tool that allows Web users to quickly and intuitively locate products that meet their needs and preferences; Product Comparisons- online customers can compare selected products in a side-by-side grid format to aid in purchasing decisions and Product Availability- availability of merchandise as the actual item count in the Company's Memphis warehouse and selected distribution partners' warehouses. The Company intends to take advantage of its e-commerce experience and continue to introduce new innovations to grow its Internet retail position.

     In March 1999, the Company launched eCost.com as a new wholly owned subsidiary. eCOST.com offers a broad selection of name-brand products, most of which are sold at or below wholesale cost. Customers are provided an itemized description of the fees associated with processing their orders. These fees include the costs of warehousing, administrative and shipping expenses, as well as a small order processing fee. With the introduction of eCOST.com, the Company is among the first full-spectrum Internet resellers in the personal computing marketplace, offering customers many distinct and different ways to purchase computer hardware, software, peripherals and consumer electronics.

     Spin-off of uBid. During September 1997, the Company formed uBid as a subsidiary of the Company to sell computers, computer-related products, consumer electronics, housewares, and sports and recreation products through an auction format on the Internet. When visiting the uBid website, shoppers review an item or group of items and offer bids, driving the price toward a true market value. During the auction, bidders are notified via e-mail when they are outbid by a competing shopper. Customers can increase their bid by simply replying to the e-mail or by returning to the fast-paced action at the uBid website. When the auction closes, the highest bidders win the merchandise at the price they bid for it.

     On December 9, 1998, uBid completed an initial public offering of 1,817,000 shares of its Common Stock, raising $23.8 million for uBid's advertising, brand and infrastructure development and for general corporate purposes. As of March 25, 1999, the Company owned approximately 80.1% of the outstanding common stock of uBid. The Company has announced that it intends to distribute to shareholders, subject to the satisfaction of certain conditions, its ownership in uBid by means of a tax-free stock dividend in 1999, but in no event prior to June 7, 1999.

     Focus on the Windows/Intel (WINTEL) Market. The Company launched its first PC catalog, PC Mall, primarily for WINTEL customers, in May 1995. The Company published seven editions of PC Mall with a total circulation of 11.1 million copies in 1995 and thirteen editions with a circulation of 15.3 million copies in 1996 and more than doubled its year-over-year WINTEL-based revenue. During 1997, the Company published fourteen editions of PC Mall with a circulation of
21.9 million copies and three editions of its ComputAbility catalog with a circulation of 1.5 million copies during the third and fourth quarters, resulting in a combined WINTEL catalog circulation increase of 53%. The increased catalog circulation coupled with the Company's acquisitions of Elek-Tek and ComputAbility caused its 1998 WINTEL revenue mix to exceed 50% for the first time. WINTEL revenue for 1998 increased to $365 million, a 65% increase over 1997. In 1998, the Company continued to expand WINTEL catalog circulation, publishing fourteen editions of PC Mall Business Solutions with a circulation of
25.8 million copies and thirteen editions of its ComputAbility catalogs with a circulation of 9.1 million copies. WINTEL catalog circulation increased during 1998 by 49% over 1997.

     The Company is authorized or otherwise has the ability to sell IBM, Compaq, Hewlett-Packard, Sony, Hitachi, Toshiba, Fujitsu and other name brand computers. The Company has rapidly become one of the leading catalog resellers of WINTEL products since the start of its WINTEL initiative in 1995.

     Continued Macintosh Marketshare Expansion. Throughout 1998, the Company continued to be a leading direct marketer of Macintosh products offering the full line of Apple as well as related products. The Company's sales of Mac-related products declined 14% to $279 million for 1998 from $325 million in 1997; however, the third and fourth quarters of 1998 experienced the first MAC sales growth since January 1996. The Company plans to continue its efforts to expand its Macintosh market share. In the third quarter of 1998, the Company launched a Mac Software catalog as part of that effort. During 1998, the Company published fourteen editions of its MacMall catalog with a circulation of
33.0 million copies, an 8% decrease from last year's 36.0 million circulation and a 9% increase over the 30.3 million copies circulated in 1996.

     Marketing Database Growth. The Company has compiled a proprietary mailing list of nearly 5 million names of previous and potential customers and has added to the database through the acquisitions of Elek-Tek and ComputAbility. The database is continually analyzed to target customer types and increase response and purchase rates. The Company's response rate (calculated by dividing the number of orders generated by the number of catalogs distributed) for its proprietary mailing list during 1998 was higher than its response rate for third party mailing lists.

     Increased Relationship-Based Selling. The Company's sales executives are highly trained in relationship building with their customers and are continuously coached to offer higher levels of service. The Company is committed to relationship-based selling. The sales executive is trained and empowered to handle all customer needs including customer service and returns-related issues. Additionally, sales executives bring other expertise to bear as needed from within the Company including Novell-trained

Certified Network Engineers (CNE), Microsoft Windows NT specialists (MCSE) and Apple-certified technicians.

     The information pertaining to uBid's business strategy is contained in the uBid 1998 10-K in Part I, Item 1 under the caption "Business Strategy" and is incorporated herein by reference. See "Separation of uBid from the Company."

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

     The Company sells its products to individual consumers, home offices, small businesses and large corporations. During 1998, the Company shipped approximately 1,196,000 mail order/catalog orders with an average order size of $502. The Company distributes its catalogs throughout the United States.

     Catalogs. The Company published fourteen editions of its PC Mall catalogs during 1998 and distributed approximately 25.8 million catalogs. PC Mall customers receive a catalog several times a year depending on purchasing history. In addition, the Company includes a catalog with every order shipped, as well as special promotional flyers and manufacturers' product brochures.

     The Company published fourteen editions of MacMall in 1998 and distributed approximately 33 million catalogs. Active MacMall customers receive a catalog several times a year depending upon purchasing history, and the Company includes a catalog with every order shipped, as well as special promotional flyers and manufacturers' product brochures.

     The Company creates all of its catalogs in-house with its own design team and production artists using a computer-based desktop publishing system. The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

     The Internet. The Company offers worldwide websites on the Internet that can be accessed via its four catalog names, pcmall.com, macmall.com, computability.com and ccit-inc.com. During 1997, the Company expanded its Internet retail offerings by launching uBid, an Internet site that sells computer and other electronic products through an auction format. The Company maintains direct links to its PC Mall website on AOL (through the AOL Shopping Channel) and on the uBid Internet site.

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

     Outbound and Inbound Telemarketing. The Company believes that much of its success has come from the quality and training of its telemarketing sales executives. These sales executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders. Telemarketing sales executives have the authority to vary prices within specified parameters in order to meet prices of competitors. In addition to product training, the sales executives are trained in systems and networking solutions, sales techniques, phone etiquette and customer service. Telemarketing sales executives attend frequent training sessions to stay up-to-date on new products. The Company's toll-free order numbers are staffed by sales executives 24 hours a day, seven days a week. Inbound and outbound telemarketing sales executives are assisted by customer service and technical support personnel.

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

     Vendor Supported Marketing. The Company currently has a marketing team that sells advertising space in the Company's catalogs, advertising on the Company's Internet sites and vendor supported outbound marketing campaigns. These ad sales generate revenues which offset a substantial portion of the expense of publishing and distributing the catalogs. The same marketing team develops marketing campaigns to maximize product sales.

     National Off-Page Advertising. The Company continuously attracts new catalog customers and generates orders through large multi-page color advertisements in major publications such as PC World, PC Magazine, Computer Shopper and MacWorld. During 1998, the Company purchased 582 pages of magazine advertising.

     Corporate Sales. The specific needs of corporate buyers are fulfilled through a combination of inbound and outbound full-time sales personnel as well as a direct sales force through its CCIT subsidiary. The Company's sales staff builds long-term relationships with corporate customers through regular phone contact and personalized service. Corporate customers may choose from several purchase or lease options for financing product purchases, and the Company extends credit terms to certain corporate customers.

     Customer Return Policy. The Company offers a 30-day return policy on a number of its products subject to vendor terms and conditions. Returns are monitored to identify trends in product acceptance and defects, to enhance customer satisfaction and to reduce overall returns.

     The information pertaining to uBid's marketing and sales is contained in the uBid 1998 10-K in Part I, Item 1 under the caption "Sales and Marketing" and is incorporated herein by reference.

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

     The following table sets forth the Company's (excluding uBid) net sales and percentage of net sales by major product category for the periods presented.

                                                                 Year Ended December 31,
                                                                (in millions of dollars)
                                  1996           %           1997           %           1998           %
                               ----------   -----------   ----------   -----------   ----------   -----------
Computer systems............       $166.9         37.5%       $231.1         42.3%       $273.0         42.4%
Peripherals, components             227.8         51.2         247.9         45.4         291.7         45.3
   and accessories..........
Software....................         45.4         10.2          60.9         11.2          68.5         10.6
Other (1)...................          4.9          1.1           6.2          1.1          10.9          1.7
                                   ------        -----        ------        -----        ------        -----
     Total..................       $445.0        100.0%       $546.1        100.0%       $644.1        100.0%
                                   ======        =====        ======        =====        ======        =====

(1) Other consists primarily of other electronic products, income from labor charges and sales of extended warranties.

     Computer Systems. In connection with the Company's expansion into the WINTEL market, the Company has obtained catalog sales authorizations or otherwise has the ability to sell WINTEL products from the major WINTEL-platform hardware manufacturers, including IBM, Compaq, Hewlett-Packard, Sony, Hitachi, Toshiba, Fujitsu and others. The Company is also authorized or otherwise has the ability to sell the full line of Apple hardware.

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

     The information pertaining to uBid's products and merchandising is contained in uBid 1998 10-K in Part I, Item 1 under the caption "Products and Merchandising" and is incorporated herein by reference.

Purchasing and Inventory

     The Company believes that effective purchasing is a key element of its business strategy to provide name brand computer products and related software and peripherals at competitive prices. The Company believes that its high volume of sales results in increased purchasing power with its primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. The Company purchases products from over 900 vendors. During 1996, 1997 and 1998, products manufactured by Apple represented approximately 30.1%, 21.4% and 20.0% of net sales, respectively. The Company is also linked electronically with three large distributors, which allows account executives to view distributor product availability on line and drop-ship product directly to their customers. The benefits of this program, known as virtual warehouse, include reduced inventory carrying costs and improved inventory turns. The Company intends to expand its use of virtual warehouse in the future.

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

     The Company attempts to manage its inventory position to generate the highest levels of customer satisfaction possible while limiting inventory risk. The Company believes that it has increased its ability to provide constrained products, which it believes is an important competitive advantage; and the Company invested in this strategy heavily during 1998. The Company's average annual inventory turns were 7.7 times in 1996, 9.9 times in 1997 and 13.5 times in 1998. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its vendors which contain price protection provisions intended to reduce, in part, the Company's risk of loss due to manufacturer price reductions. The Company currently has such rights with respect to products which it purchases from Apple, IBM, Compaq, Hewlett Packard and certain other vendors; however, such rights vary by product line, have other conditions and limitations and can be terminated or changed at any time.

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

     The information pertaining to uBid's purchasing and inventory is incorporated by reference to uBid's 1998 10-K in Part I, Item 1, under the caption "Vendor Relationships."

Distribution

     The Company operates a full-service 325,000 square foot distribution center in Memphis, Tennessee. The centralized distribution operations, strategically located near the Federal Express hub in Memphis, allow most orders of in-stock product accepted by 10:00 p.m. Eastern Standard Time to be shipped for delivery by 10:30 a.m. the following day via Federal Express. Upon request, orders may also be shipped at a lower cost by United Parcel Ground Service. In July 1998, uBid entered into a sublease with the Company currently covering 100,000 square feet of the Company's 325,000 square foot facility. The uBid sublease agreement is co-terminus with the building lease.

     When an order is entered into the system, a computer credit check or credit card verification is performed and, if approved, the order is electronically transmitted to the warehouse area, and a packing slip is printed for order fulfillment. Orders fulfilled by certain distributors linked electronically with the Company are transmitted directly to their warehouses. All inventory items are bar coded and located in computer-designated areas which are easily identified on the packing slip. All orders are checked with bar code scanners prior to final packing to ensure that each order is packed correctly.

     The Company believes that its existing distribution facilities are currently adequate for its needs.

     The information pertaining to uBid's distribution and order fulfillment is contained in the uBid 1998 10-K in Part I, Item 1 under the caption "Order Fulfillment" and is incorporated herein by reference.

Management Information Systems

     The Company has committed significant resources to the development of a sophisticated computer system which is used to manage all aspects of its business. The Company's computer system supports telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution, and allows the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. The system allows the Company to, among other things, monitor sales trends, make informed purchasing decisions and provide product availability and order status information. In addition to the main computer system, the Company has a system of networked personal computers, which facilitates data sharing. The Company also applies its management information systems to the task of managing its inventory. The Company currently operates its management information system using a Hewlett Packard HP3000 Enterprise System and has a back-up system available in the event of a system failure. The Company believes that in order to remain competitive it will be necessary to upgrade its management information systems on a continuing basis.

     The Company's success is in part dependent on the accuracy and proper utilization of its management information systems, including its telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures. Any interruption, corruption, degradation or failure of the Company's management information systems or telephone system could impact its ability to receive and process customer orders on a timely basis.

Retail Computer Showrooms

     During 1997, the Company operated four retail computer showrooms in Southern California and four retail computer showrooms in the Midwest, ranging in size from approximately 3,400 to 40,000 square feet of space. However, the Company has focused its expansion efforts and resources on the direct mail channel. As of March 25, 1999, the Company operated one retail computer showroom, located in Santa Monica, California.

     During the first quarter of 1998, the Company closed seven retail showrooms to focus its efforts on its catalog, corporate and Internet channels of distribution. The Company recorded a one-time pretax restructuring charge of $10.5 million relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were $3.1 million of goodwill write-offs, $1.9 million of fixed asset write-offs, $1.5 million of reserves for lease exit costs, and $0.3 million of employee-related severance costs. Recorded as cost of sales were $3.7 million of reserves for store inventory.

Competition

     The retail business for personal computers and related products is highly competitive. The Company competes with other direct marketers, including MicroWarehouse, CDW, Multiple Zones, Insight Direct, PC Connection and Global Direct. The Company also competes with Internet retailers such as buy.com, onsale@cost and beyond.com. In addition, the Company competes with computer retail stores and resellers including superstores such as CompUSA and Best Buy, corporate resellers such as Compucom, Entex and Inacom, certain hardware and software vendors such as Gateway and Dell Computer which sell directly to end users, and other direct marketers of hardware, software and computer-related products. Barriers to entry are relatively low in the direct marketing industry and the risk of new competitors entering the market is high. The market in which the Company's retail showroom operates is also highly competitive.

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

     The information pertaining to uBid's competition is contained in the uBid 1998 10-K in Part I, Item 1 under the caption "Competition" and is incorporated herein by reference.

Employees

     As of December 31, 1998, the Company employed 974 full-time people, including 159 people at the Company's distribution center. The Company emphasizes the recruiting and training of high quality personnel and, to the extent practical, promotes people to positions of increased responsibility from within the Company. Each employee initially receives training appropriate for his or her position, followed by varying levels of training in computer technology. New account executives participate in an intensive four-week training program, during which time they are introduced to the Company's philosophy, available resources, products and services. Training for specific product lines and continuing education programs for all employees are conducted on an ongoing basis, supplemented by vendor-sponsored training programs for all sales executives and technical support personnel.

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

Properties

  The Company's facilities at December 31, 1998 were as follows:

Description                                      Sq. Ft.       Location
-----------                                    ----------  ---------------------
Creative Computers Corporate Headquarters....     98,300   Torrance, CA
Distribution Center..........................    325,000   Memphis, TN
Retail Showroom..............................     13,050   Santa Monica, CA
CCIT/uBid Corporate Headquarters.............     28,685   Elk Grove Village, IL
Kansas Property..............................     32,800   Lenexa, KS
CCIT Colorado Corporate Sales................      2,315   Englewood, CO
CCIT Indiana Corporate Sales.................      6,500   Indianapolis, IN
ComputAbility Corporate Headquarters.........     15,000   Milwaukee, WI
ComputAbility Sales Office...................     15,000   Milwaukee, WI


  The Company leases all of its facilities, except for the following: 9,750 square feet of the Santa Monica retail showroom, the Lenexa retail showroom, and the ComputAbility Corporate headquarters each of which is owned by the Company. The Company's distribution center serves the Company's catalog, Elek-Tek and ComputAbility operations as well as its retail showrooms. The Memphis facility includes shipping, receiving, warehousing and administrative space. The Company subleases 100,000 square feet of its distribution center to uBid. The following leases have remaining terms greater than two years: Creative Computers corporate headquarters, Memphis distribution center and Elek-Tek/uBid corporate headquarters. All of the other leases have remaining terms less than two years. During the fourth quarter of 1997, the Company consolidated its headquarters facility and its telemarketing operations into a 160,000 square foot building in a nearby location in Torrance, CA. The Company currently occupies 98,300 square feet and plans to phase into the remaining space in the near future. The one-time charge for the move was $0.8 million.

  During the first quarter of 1998, the Company closed all of its retail showrooms except for its Santa Monica showroom. The Company recorded a one-time $1.5 million reserve for lease exit costs during the first quarter of 1998. The Company intends to sell its Lenexa, Kansas building.

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

  The Company, or its various subsidiaries, currently collects and remits sales tax only on sales of products to residents of the states in which the Company or its respective subsidiaries has a physical presence. Various states have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped to those states' residents, and it is possible that such a requirement could be imposed in the future.

  A number of proposals have been made at the federal, state and local level, and by certain foreign governments, that would impose additional taxes on the sale of goods and services over the Internet. In October 1998, Congress passed the Internet Tax Freedom Act (the "ITFA"). The stated purpose of the ITFA is neutral tax treatment of economic activity, electronic or otherwise. The ITFA prohibits state and local taxes that discriminate against or single out the Internet. As part of the ITFA, Congress created a committee to conduct an 18-month study of whether use of or sales on the Internet should be taxed and, if so, how taxes could be applied without subjecting the Internet and electronic commerce to special, discriminatory or multiple taxation. Although it is not an issue specific to the Internet, one of the agenda items for the committee set up as part of the ITFA is a review of the sales tax "nexus" issue as it relates to all direct marketers. There can be no assurance the committee's report to Congress will not ultimately result in a modification by legislation of the Supreme Court's favorable rulings regarding sales and use taxation on out of state marketers.

Separation of uBid from the Company

          Background of the Separation and Distribution. The Company has announced that, subject to certain conditions, the Company intends to separate uBid from the Company's other operations and businesses (the "Separation") and to distribute to its stockholders (the "Distribution") all of the uBid common stock owned by the Company in no event prior to 180 days after the December 9, 1998 closing date of uBid's initial public offering. The Separation will establish uBid as a stand-alone entity with objectives separate from those of the Company. In December 1998, uBid and the Company entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement") and certain other agreements providing for the Separation and the Distribution, the provision by the Company of certain interim services to uBid, and addressing employee benefit arrangements, and tax and other matters. These agreements (the "Ancillary Agreements") are discussed in Part I, Item 1 of the uBid 1998 10-K under the caption "Transactions between the Company and the Parent" and are incorporated herein by reference. As of March 25, 1999, the Company owned approximately 80.1% of the outstanding common stock of uBid.

          The Company and uBid believe that the Separation and the Distribution will enhance uBid's ability to implement its growth and operating strategies. uBid believes that its future growth would be enhanced if its management were
compensated on a separate basis from the Company.   The Company believes that
the Company's future growth would be enhanced if management of its remaining business segments were more focused on such segments without also being responsible for the online auction segment. Upon completion of the Distribution, holders of Common Stock of the Company as of the record date for the Distribution will be entitled to receive a dividend of uBid common stock without the payment of further consideration, although the Company expects the market value of shares of the Company's Common Stock to diminish upon effecting the Distribution to reflect the value (per share of Company Common Stock) of the shares of uBid common stock distributed by the Company. The consummation of the Distribution will also remove current restrictions on uBid's growth as a result of certain contractual restrictions of the Company that are applicable to the Company and its subsidiaries. For example, certain of the Company's contractual relationships with manufacturers prevent the Company and its subsidiaries, including uBid, from selling such manufacturers' computers and computer-related products at discounted prices, which has prevented uBid from obtaining such products on a close-out or refurbished basis and selling them in uBid's auctions. In addition, under the Company's contractual relationships with certain of its vendors, neither the Company nor its subsidiaries, including uBid, can sell the vendor's products outside the U.S. As a result of the Distribution, uBid would no longer be subject to some of these restrictions.

          Conditions to the Distribution. The Company has received the opinion of PricewaterhouseCoopers LLP (the "PwC Opinion") to the effect that the Distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), and will not result in recognition of any gain or loss for federal income tax purposes to the Company, uBid, or the Company's or uBid's respective stockholders. Although the Company does not presently intend to do so, the Company also may apply for a private letter ruling ("Letter Ruling") from the Internal Revenue Service. In accordance with the Separation and Distribution Agreement, completion of the Distribution will be subject to the satisfaction, or waiver by the Company's Board of Directors, of the following conditions: (i) the PwC Opinion shall have been obtained, in form and substance satisfactory to the Company, and be confirmed at the time of Distribution; (ii) if the Company decides to seek a Letter Ruling, the Letter Ruling shall have been obtained and remain effective consistent with the conclusions reached in the PwC Opinion, and such ruling shall be in form and substance satisfactory to the Company, in its sole discretion; (iii) any material Governmental Approvals and Consents (as such terms are defined in the Separation and Distribution Agreement) necessary to consummate the Distribution shall have been obtained and shall be in full force and effect; (iv) no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Distribution shall be in effect, and no other event outside the control of the Company shall have occurred or failed to occur that prevents the consummation of the Distribution; and (v) no other events or developments shall have occurred that, in the judgment of the Company's Board of Directors, would result in the Distribution having a material adverse effect on the Company or on the stockholders of the Company. The Company's Board of Directors will have the sole discretion to set the Distribution date for any time commencing after June 7, 1999. The Company has agreed to consummate the Distribution, subject to the satisfaction of the conditions set forth above. The Company may terminate the obligation to consummate the Distribution if the Distribution has not occurred by December 31, 1999, unless extended by the Company and uBid. In addition, the Separation and Distribution Agreement may be amended or terminated at any time prior to the Distribution date by the mutual consent of uBid and the Company. See "Certain Factors Affecting Future Results--Pending Distribution."

          A more detailed description of the Ancillary Agreements and the historical relationship between the Company and uBid is contained in Part I,
Item 1 of the uBid 1998 10-K under the caption "Transactions between the Company and the Parent" and is incorporated herein by reference.

Executive Officers

  The executive officers of the Company as of March 26, 1999 and their respective ages and positions are as follows:


      Name                        Age                 Position
      ----                        ---                 --------

Frank F. Khulusi...............    32   Chairman of the Board,
                                         Chief Executive Officer and President

S. Keating Rhoads..............    49   Chief Operating Officer and
                                         Executive Vice President

Theodore R. Sanders............    44   Chief Financial Officer

Daniel J. DeVries..............    37   Executive Vice President - Marketing
                                         and Sales

   The following is a biographical summary of the experience of the executive officers:

   Frank F. Khulusi is a co-founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer of the Company since the Company's inception in 1987. Mr. Khulusi attended the University of Southern California.

   S. Keating Rhoads joined the Company in January 1999 as Executive Vice President and Chief Operating Officer. Previously with the Times Mirror Company for fourteen years, Mr. Rhoads served as Senior Vice President, Operations at the flagship Los Angeles Times. He earned an MBA degree from Columbia University and an A.B. degree from Stanford University.

   Theodore R. Sanders has served as Chief Financial Officer since September 1998 and was Vice President - Controller of the Company from May 1997 to September 1998. Prior to joining the Company, Mr. Sanders spent ten years with the Pittston Company in various senior finance roles including Controller of its Burlington Air Express Global division and Director of Internal Audit. Mr. Sanders started his career with Deloitte & Touche and rose to the position of manager. Mr. Sanders is a C.P.A. and received a B.S.B.A. degree from Nichols College.

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

Certain Factors Affecting Future Results

   The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for "forward-looking statements" to encourage companies to provide prospective information, so long as such information is identified as forward looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for historical information, certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Act. In order to take advantage of the "safe harbor" provisions of the Act, the Company identifies the following important factors which could affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed by the Company in "forward-looking statements" made by or on behalf of the Company:

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

   (6) The failure of the Company to adequately manage its growth, including the integration of acquired companies, may adversely impact the Company's results of operations.

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

   (13) The failure of the Company to respond adequately to changes in consumer preferences, such as the use of the Internet for purchasing, may adversely affect the Company's business and results of operations.

   (14) Rapid technological change may alter the market for the Company's products and services, requiring the Company to anticipate such technological changes, to the extent possible.

   (15) The failure of the Company to distribute its ownership in uBid by means of a tax-free stock dividend in the time frame contemplated or at all could materially adversely affect the Company and the market price of the Company's Common Stock.

   It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the microcomputer industry as a whole. However, the discussion below discusses in more detail some of the foregoing factors, as well as additional factors which may affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in any "forward-looking statements."

   The information pertaining to certain factors affecting future results of uBid is contained in the uBid 1998 10-K in Part I, Item 1 under the caption "Investment Considerations" and is incorporated herein by reference.

Dependence on Apple

   The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 30.1%, 21.4% and 20.0% of the Company's net sales in 1996, 1997 and 1998, respectively. A decline in sales of Apple computers or a decrease in supply of or demand for software and peripheral products for such computers could have a material adverse impact on the Company's business. During parts of 1996 and 1997, certain Apple computers were in short supply. A continuation of such shortages or future shortages could adversely affect the Company's operating results. The Company is an authorized dealer for the full retail line of Apple products; however, the Company's dealer agreement with Apple is terminable upon 30 days' notice. The Company's business would be adversely affected if all or a portion of the line of Apple products were no longer available to the Company. The Company's success is, in part, dependent upon the ability of Apple to develop and market products that meet the changing requirements of the marketplace. To the extent that these products are not available to the Company, the Company could encounter increased price and other competition, which would adversely affect the Company's business, financial condition and results of operations.

Rapid Growth

   Since its formation, the Company has experienced rapid growth. Net sales have grown from $8.7 million in 1990 to $690.2 million in 1998. The Company's catalog sales grew from $117.9 million in 1994 to $598.4 million in 1998. Internet sales on its ubid.com, pcmall.com, macmall.com, computability.com and ccit-inc.com web sites grew from $15.2 million in 1997 to $83.3 million in 1998. As a result of the Company's shift from the retail showroom to the catalog distribution channel, retail showroom sales have decreased from 28.0% of net sales in 1994 to 6.3% in 1998. During the first quarter of 1998, the Company closed seven retail showrooms to focus its efforts on its catalog, corporate and Internet channels of distribution. The Company recorded a one-time pretax restructuring charge of $10.5 million in the first quarter of 1998 relating to exit costs, asset write-offs, other charges and related goodwill. In response to the growth in catalog sales, the Company has rapidly added a significant number of employees and has been required to expend considerable efforts in training these new employees. This growth has placed strains on the Company's management, resources and facilities. As part of its growth strategy, the Company acquired Elek-Tek and ComputAbility in 1997 and may, in the future, acquire other companies in the same or complementary lines of business. These acquisitions and any such acquisition and the ensuing integration of the operations of the acquired company with those of the Company place additional demands on the Company's management, operating and financial resources. The Company's success will, in part, be dependent upon the ability of the Company to manage growth effectively. In addition, the Company's business and growth could be affected by the spending patterns of existing or prospective customers, the cyclical nature of capital expenditures of businesses, continued competition and pricing pressures, changes in the rate of development of new technologies and new products by manufacturers, acceptance by end-users and other trends in the general economy. There can be no assurance that the Company's historical growth rates will continue in the future.

   In connection with the Company's recent expansion into the WINTEL market, the Company has obtained catalog sales authorizations or otherwise has the ability to sell WINTEL products from certain major hardware manufacturers, including IBM, Compaq, Hewlett-Packard, Sony, Hitachi, Toshiba, Fujitsu and others. Many of its current vendors of peripherals, components, accessories and software also offer WINTEL products. While the Company has been successful to date in becoming a major catalog reseller of WINTEL products, no assurances can be given that the Company will be able to maintain that position.

Competition

   The retail business for personal computers and related products is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information. The Company competes with other direct marketers, including MicroWarehouse, CDW, Multiple Zones, Insight Direct, PC Connection and Global Direct. The Company also competes with Internet retailers such as buy.com, onsale@cost and beyond.com. In addition, the Company competes with computer retail stores and resellers, including superstores, such as CompUSA, Best Buy, corporate resellers such as Compucom, Entex and Inacom, certain hardware and software vendors, such as Gateway and Dell Computer, which sell directly to end users, and other direct marketers of hardware, software and computer-related products. In the direct marketing industry, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain existing competitors of the Company have substantially greater financial resources than the Company. There can be no assurance that the Company can continue to compete effectively against existing competitors or new competitors that may enter the market. In addition, price is an important competitive factor in the personal computer hardware, software and peripherals market, and there can be no assurance that the Company will not be subject to increased price competition, which may have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not lose market share or that it will not be forced in the future to reduce its prices in response to the actions of its competitors and thereby experience a further reduction in its gross margins.

Narrow Operating Margins

   As a result of intense price competition in the microcomputer products industry, the Company's margins have historically been narrow and are expected to continue to be narrow. These narrow margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events.

Potential Quarterly Fluctuations

   The Company experiences variability in its net sales and net income on a quarterly basis as a result of many factors. These factors include the frequency of catalog mailings, introduction or discontinuation of new catalogs, the introduction of new products or services by the Company and its competitors, changes in prices from suppliers, the loss or consolidation of a significant supplier or customer, general competitive conditions including pricing, the Company's ability to control costs, the timing of capital expenditures, the condition of the personal computer industry in general, seasonal shifts in demand for hardware and software products, industry announcements and market acceptance of new products or upgrades, including deferral of customer orders in anticipation of new product applications, product enhancements or operating systems, the relative mix of products sold during the period, inability of the Company to obtain adequate quantities of products carried in its catalogs or delays in the release by suppliers of new products and inventory adjustments. The Company's planned operating expenditures each quarter are based on sales forecasts for the quarter. If sales do not meet expectations in any given quarter, operating results for the quarter may be materially adversely affected. The Company's narrow margins may magnify the impact of these factors on the Company's operating results. The Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In certain future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock could be materially adversely affected.

Dependence on Vendors

   The Company purchases all of its products from vendors. Certain key vendors, including IBM, Hewlett Packard, Compaq and Apple, provide the Company with trade credit as well as substantial incentives in the form of discounts, credits and cooperative advertising. Most key vendors have agreements to provide, or otherwise have consistently provided, market development funds to the Company, whereby such vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs to their respective products. Termination or interruption of the Company's relationships with one or more of these vendors, including Apple, or modification of the terms or discontinuance of the agreements with these vendors, could adversely affect the Company's operating income and cash flow. The Company's success is, in part, dependent upon the ability of its vendors to develop and market products that meet the changing requirements of the marketplace. Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less. In most cases, the Company has no guaranteed price or delivery arrangements with its suppliers. As a result, the Company has experienced and may in the future experience short-term inventory shortages on certain products. In addition, manufacturers who currently sell their products through the Company may decide to sell their products directly or through resellers or channels other than the Company. Further, the personal computer industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain manufacturers to supply certain products as needed. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill the Company's customers' orders on a timely basis or that the Company will be able to obtain particular products or that a product line currently offered by suppliers will continue to be available. Similarly, there can be no assurance that the Company will be able to obtain authorizations from new vendors which may introduce new products that create market demand.

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

Changing Methods of Distribution

   The manner in which personal computers and related software and products are distributed and sold is changing, and new methods of sale and distribution, such as the Internet, have emerged. Hardware and software vendors have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain vendors have instituted programs for the direct sale of large quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various vendors. Vendors also may attempt to increase the volume of software products distributed electronically to end users' personal computers. Any of these competitive programs, if successful, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Postage, Shipping and Paper Costs

   Postage and shipping are significant expenses in the operation of the Company's business. The Company ships its products to customers by overnight delivery and ground delivery services and generally mails its catalogs through the U.S. Postal Service. Any increases in postal or shipping rates in the future could have a material adverse effect on the business, financial condition and results of operations. The cost of paper is also a significant expense of the Company in printing its catalogs. The cost of paper has fluctuated significantly over the last several years. While the Company believes that it may be able to recoup a portion of any increased postage and paper costs through increases in vendor advertising rates, no assurance can be given that such advertising rate increases can be sustained or that they will offset all of the increased costs.

Risk of Technological Changes and Inventory Obsolescence

   The market for personal computers, peripherals and software is characterized by rapid technological change and a growing diversity of products. The recent growth in sales of personal computers and related software and peripherals has been, in part, due to the introduction of new hardware and software, including multimedia personal computer systems and upgraded Apple computers. The Company's success depends in large part on its ability to identify and obtain the right to market products that will meet the changing requirements of the marketplace. There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to excess and obsolete inventory. The Company currently has limited return rights with respect to products which it purchases from Apple, IBM, Compaq, Hewlett Packard and certain other vendors; however, such rights vary by product line, have other conditions and limitations and can be terminated or changed at any time.

State Sales Tax Collection

   The Company, or various subsidiaries, currently collects and remits sales tax on sales of products to residents of the states that it has legal presence in. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to those states' residents. The U.S. Supreme Court has ruled that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. A New York Court of Appeals case imposed tax collection obligations on two Vermont companies, one of which was a mail order company, whose contacts with New York consisted of visiting the state several times a year to aid customers or visiting showrooms stocking their goods. The Company believes its operations are different from the operations of the companies in the New York case and thus do not give rise to tax collection obligations. However, the Company cannot predict the level of contact with any state which would give rise to future or past tax collection obligations within the parameters of the Supreme Court case. It is possible that federal legislation could be enacted that would permit states to impose sales tax collection obligations on out-of-state mail order companies and if enacted, the imposition of a tax collection obligation on the Company may result in additional administrative expenses to the Company and price increases to its customers that could adversely affect the Company's business, financial condition and results of operations.

   The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on the Company's business, results of operations and financial condition.

Industry Evolution and Price Reductions

   The personal computer industry is undergoing significant change. In addition, in recent years a number of new, cost-effective channels of distribution have developed in the industry, such as the Internet, computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchants. Computer resellers are consolidating operations and acquiring or merging with other resellers and/or direct marketers to achieve economies of scale and increased efficiency. The current industry reconfiguration and the trend towards consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for the Company to maintain its operating margins or to increase or maintain the same level of net sales or gross profit. Declining prices, resulting in part from technological changes, may require the Company to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for the Company to continue to increase its net sales and earnings growth. In addition, the personal computer market has experienced rapid growth. If the growth rate of the personal computer market were to decrease, the Company's business, financial condition and operating results could be adversely affected.

Management Information Systems

   The Company's success is in part dependent on the accuracy and proper utilization of its management information systems, including its telephone system. The Company's ability to analyze data derived from its management information systems to increase product promotions, manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis and to maintain cost-efficient operations, are each dependent upon the quality and utilization of the information generated by its management information systems. During 1995, the Company significantly upgraded its management information system hardware and software. The Company believes that to remain competitive it will be necessary to upgrade its management information systems on a continuing basis. In addition to the costs associated with such upgrades, the transition to and implementation of new or upgraded hardware or software systems (including upgrades relating to the Company's Year 2000 compliance project) can result in system delays or failures which could impair the Company's ability to receive and process orders and ship products in a timely manner. The Company does not currently have a redundant or back-up telephone system, and any interruption in telephone service including those caused by natural disasters could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Acquisitions

   As part of its growth strategy, the Company acquired two marketers of computers and computer-related products in 1997 and may continue to pursue acquisitions of companies that would either complement or expand its existing business. No assurance can be given that the benefits expected from the integration of acquired companies will be realized. In addition, acquisitions involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management's attention to the assimilation of the operations and personnel of the acquired company, the integration of the acquired company's management information systems with those of the Company, potential short-term adverse effects on the Company's operating results and the amortization of acquired intangible assets. Any delays or unexpected costs incurred in connection with the integration of acquired operations could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to implement or sustain its acquisition strategy or that its strategy will ultimately prove profitable for the Company.

Possible Volatility of Stock Price

   The Company believes certain factors, such as sales of Common Stock into the market by existing stockholders, fluctuations in quarterly operating results and market conditions generally, including market conditions affecting stocks of computer hardware and software manufacturers and resellers and companies in the Internet and electronic commerce industries in particular, and other technology or related stocks, could cause the market price of the Common Stock to fluctuate substantially. The stock market in general, and the stocks of computer and software resellers, and companies in the Internet and electronic commerce industries in particular, and other technology or related stocks, have in the past experienced extreme price and volume fluctuations which have been unrelated to corporate operating performance. Such market volatility may adversely affect the market price of the Common Stock. Additionally, the failure of the Company to distribute its ownership in uBid by means of a tax-free stock dividend in the time frame contemplated or at all could materially adversely affect the market price of the Common Stock. In addition, the Company expects the market value of the Company's Common Stock to diminish upon effecting the Distribution to reflect the value of the shares of uBid common stock to be distributed by the Company.

Pending Distribution

  The Company has announced that, subject to certain conditions, the Company intends to distribute to its stockholders prior to December 31, 1999 all of uBid common stock owned by the Company. The Company has received an opinion letter from PricewaterhouseCoopers LLP to the effect that the Distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Code, and the Distribution is conditional upon obtaining such an opinion letter in form and substance satisfactory to the Company and confirmation of such opinion at the time of Distribution. Although it does not presently plan to do so, the Company may also decide, in its sole discretion, to seek a private letter ruling from the Internal Revenue Service in form and substance satisfactory to the Company consistent with the conclusions reached in the PwC Opinion. In that case, the Distribution would also be conditioned upon receipt of the Letter Ruling. The Company intends to take all necessary steps to complete such a tax-free distribution after obtaining the PwC Opinion and the Letter Ruling, as applicable, but in no event will the Distribution occur prior to June 7, 1999. The Distribution also is subject to the condition that no events or developments occur that, in the sole judgment of the Board of Directors of the Company, would or could result in the Distribution having a material adverse effect on the Company or the Company's stockholders. In addition, as a condition to the Distribution, the Company will be required to obtain certain consents from third parties. There can be no assurance that any of the foregoing conditions, or any other conditions to the Distribution, will be satisfied, or that the Distribution will occur in the time frame contemplated or at all. The failure of the Distribution to occur could materially adversely affect the Company and the market price of the Company's Common Stock.

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

     The Company may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant.
The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems, and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, the Company has established an internal project team comprised of all functional disciplines. This project team has begun a three-phase process of identifying internal systems (both information technology and non-information technology systems) not year 2000 compliant, determining their significance in the effective operation of the Company, and developing plans to resolve the issues where necessary. The Company has been communicating with the suppliers and others to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern. However, if such third parties are not able to make all systems and products year 2000 compliant, there could be a material adverse impact on the Company.

     Initial review of the Company's principal application software through which nearly all of the Company's business is transacted, has determined it to be year 2000 compliant and, as such, the Company does not anticipate any material adverse operational issues to arise. The Company has completed 75% of the year 2000 compliance assessment for critical systems and will complete its assessment by the end of the second quarter of 1999. The Company plans to implement corrective solutions before the end of the third quarter of 1999. To date, the costs incurred by the Company with respect to this project are $0.1 million. Based on current estimates, management expects that the Company's total costs in connection with its year 2000 compliance project will be approximately $0.8 million and will be financed from general corporate funds; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of the assessment phase of the Company's year 2000 project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised principally of external consulting fees and software upgrades. No hardware expenditures for year 2000 are contemplated. The redeployment of internal data processing resources is not expected to materially delay any significant projects. Year 2000 spending is expected to be 10% of total budgeted data processing expenditures. The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create such contingency plan. Upon completion of this project, if systems material to the Company's operations have not been made year 2000 compliant, or if third parties fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

   See "Properties" in Item 1 above.


ITEM 3. LEGAL PROCEEDINGS

   The Company is subject to various legal proceedings or claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the Company's business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of 1998.

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

                                         Price Range of
                                          Common Stock
                                       -------------------
                                         High        Low
                                       ---------   -------
     Year Ended December 31, 1996
     ----------------------------
        First Quarter...............   $  18 3/4   $ 6 3/4
        Second Quarter..............      10 5/8         6
        Third Quarter...............       9 7/8     4 1/2
        Fourth Quarter..............      11 3/4    7 5/16
     Year Ended December 31, 1997
     ----------------------------
        First Quarter...............       8 1/8         5
        Second Quarter..............       7 3/4         5
        Third Quarter...............    13 11/16     7 1/8
        Fourth Quarter..............     16 5/16     8 1/2
     Year Ended December 31, 1998
     ----------------------------
        First Quarter...............      12 7/8    7 5/16
        Second Quarter..............          10     5 1/4
        Third Quarter...............      12 1/2         6
        Fourth Quarter..............    59 11/16     5 1/4

   On March 26, 1999, the closing price of the Company's Common Stock as reported on the Nasdaq National Market was $33 11/16 per share. As of March 26, 1999, there were approximately 1,500 holders of record of the Common Stock.

   On August 29, 1997, the Company issued 271,739 shares of its Common Stock valued at $2.5 million to purchase ComputAbility Ltd. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 4(2) thereunder.

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

   The information pertaining to the market for uBid's common stock and related stockholder matters is set forth in the uBid 1998 10-K in Part II, Item 5 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the years ended December 31, 1996, 1997 and 1998 and the selected balance sheet data as of December 31, 1997 and 1998 are derived from the Company's audited consolidated financial statements which are included elsewhere herein. The selected income statement data for the years ended December 31, 1994 and 1995 along with the balance sheet data as of December 31, 1994, 1995 and 1996 are derived from the audited consolidated financial statements of the Company which are not included herein. The selected operating data are derived from the accounting records of the Company and have not been audited.

                                                                       Year Ended December 31,
                                                      -----------------------------------------------------------
                                                                 (in thousands, except per share data)
                                                         1994         1995        1996        1997(1)     1998(1)
                                                      ---------    ---------   ---------    ---------   ---------
     Net sales.....................................    $163,706     $420,877    $444,971     $546,131    $690,238
     Cost of goods sold............................     140,229      361,803     395,000      476,061     612,566
     Retail store closure inventory reserve........           -            -           -            -       3,679
                                                       --------     --------    --------     --------    --------

     Gross profit..................................      23,477       59,074      49,971       70,070      73,993
     Selling, general and administrative expenses..      19,384       49,844      60,585       63,540      85,519
     Expenses related to retail store closure......           -            -           -            -       6,773
                                                       --------     --------    --------     --------    --------
     Income (loss) before uBid stock-based
       compensation................................       4,093        9,230     (10,614)       6,530     (18,299)
     uBid stock-based compensation.................           -            -           -            -       5,267
                                                       --------     --------    --------     --------    --------
     Income (loss) from operations.................       4,093        9,230     (10,614)       6,530     (23,566)
     Interest income (expense).....................        (759)         371         593          118        (461)
                                                       --------     --------    --------     --------    --------
     Income (loss) before income taxes.............       3,334        9,601     (10,021)       6,648     (24,027)
     Income taxes (benefit)........................       1,328        3,754      (3,972)       2,523      (5,034)
                                                       --------     --------    --------     --------    --------
     Income (loss) before minority interest........       2,006        5,847      (6,049)       4,125     (18,993)
     Minority interest.............................           -            -           -            -       1,198
                                                       --------     --------    --------     --------    --------
     Net income (loss).............................    $  2,006     $  5,847    $ (6,049)    $  4,125    $(17,795)
                                                       ========     ========    ========     ========    ========

     Basic earnings (loss) per share (2)...........       $0.41        $0.71      $(0.62)       $0.42      $(1.75)
                                                       ========     ========    ========     ========    ========
     Diluted earnings (loss) per share (2).........       $0.39        $0.66      $(0.62)       $0.41      $(1.75)
                                                       ========     ========    ========     ========    ========
     Basic weighted average number of shares                                   .........    .........   .........
       outstanding (2).............................       4,900        8,291       9,767        9,895      10,176
                                                       ========     ========    ========     ========    ========
     Diluted weighted average number of shares                                 .........    .........   .........
       outstanding (2).............................       5,160        8,890       9,767       10,030      10,176
                                                       ========     ========    ========     ========    ========

Selected Operating Data (in thousands, except
  Average order size):
     Mail order/catalog net sales..................    $117,863     $353,324    $387,103     $478,291    $598,427
     uBid auction net sales........................   $    -       $    -      $    -        $      9    $ 48,232
     Retail net sales..............................    $ 45,843     $ 67,553    $ 57,868     $ 67,831    $ 43,579
     Number of catalogs distributed................       7,700       38,398      48,800       62,200      69,427
     Orders filled (mail order/catalog)............         194          784         931        1,026       1,196
     Average order size (mail order/catalog).......    $    608     $    451    $    416     $    466         502
     Mailing list size.............................         397        1,300       2,518        4,177       4,792

(1) Operating results in 1997 and 1998 reflect the effects of acquisitions of ComputAbility, Ltd., and Elek-Tek, Inc. in August 1997 and October 1997, respectively. See Note 9 of Notes to Consolidated Financial Statements.
(2) Earnings (loss) per share and weighted average shares outstanding have been restated for all periods presented to reflect the adoption of SFAS 128, "Earnings per Share." See Note 1 of Notes to Consolidated Financial Statements.



                                                                       December 31,
                                                    ---------------------------------------------------
                                                     1994       1995       1996       1997       1998
                                                    -------   --------   --------   --------   --------
Balance Sheet Data
  (in thousands):
     Working capital                                $   161   $ 46,307   $ 42,600   $ 29,544   $ 42,805
     Total assets                                   $42,942   $112,569   $113,431   $131,154   $158,266
     Short-term debt                                $ 4,190   $    281   $    283   $ 10,186   $    122
     Long-term debt, excluding current portion      $ 1,878   $    589   $    325   $    496   $    161
     Subordinated debt                              $ 2,950   $     --   $     --   $     --   $     --
     Stockholders' equity                           $   890   $ 56,560   $ 52,805   $ 59,770   $ 67,564

   The information pertaining to uBid's selected financial data is incorporated by reference to uBid's 1998 10-K in Part II, Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Overview

   The Company began operations in May 1987 as a mail-order company and opened its first retail computer showroom in August 1987. The showrooms and mail-order operations primarily offered Commodore Amiga personal computers and related products. After opening its first retail store, the Company conducted mail order operations from one of its retail showroom locations. The Company became an authorized Apple dealer in 1991, opened two additional retail computer showrooms in the second quarter of 1993 and relocated and expanded an existing showroom in the fourth quarter of 1993. Net sales from the Company's retail computer showrooms as a percentage of net sales were 13.0%, 12.4% and 6.3% in 1996, 1997 and 1998 respectively. During 1997, the Company completed two acquisitions. On August 29, 1997, the Company acquired the assets and assumed the liabilities of Milwaukee-based ComputAbility Ltd., a privately owned direct reseller of PC/WINTEL hardware, peripheral and software products, for $8.0 million. On October 15, 1997, the Company acquired substantially all the assets of Elek-Tek, Inc., a marketer of PC/WINTEL hardware, peripheral and software products located in the Midwest for $29.4 million plus direct costs of the acquisition.

   In the fourth quarter of 1993, the Company shifted its principal distribution and marketing focus from retail showrooms to direct mail marketing distribution and relocated its mail order/catalog operations to a central location. In March 1994, the Company received authorization from Apple to offer the full retail line of Apple products via direct mail and the Company distributed the first edition of its MacMall catalog in April 1994. During 1994, the Company mailed five editions of its MacMall catalog with a total circulation of approximately
7.7 million to previous and potential customers. During 1995, the Company distributed ten editions of its MacMall catalog with a total MacMall circulation of approximately 27.3 million. In 1996, total MacMall circulation increased to
30.3 million with thirteen editions. In 1997, total MacMall circulation increased to 36.0 million with fourteen editions. In 1998, total MacMall circulation decreased to 33.0 million with fourteen editions.

   In May 1995, the Company distributed its first PC Mall catalog focusing on the WINTEL personal computer market. During 1995, the Company distributed seven PC Mall catalogs to approximately 11.1 million previous and prospective customers. In 1996, the Company distributed thirteen PC Mall catalogs with a total circulation of 15.3 million. In 1997, total PC Mall circulation was 21.9 million with fourteen editions. In 1998, total PC Mall circulation was 25.8 million with fourteen editions. In September 1997, the Company distributed its first ComputAbility catalog. During 1997, the Company distributed three ComputAbility catalogs to approximately 1.5 million previous and prospective customers. In 1998, total ComputAbility circulation was 9.1 million with thirteen editions.

   All catalogs feature new products and contain detailed information about product capabilities, specifications, key features and system requirements.

   Net sales from mail order/catalog operations, as a percentage of net sales, were 87.0%, 87.6% and 86.7% in 1996, 1997 and 1998, respectively, with average order size being $416, $466 and $502 for those respective years.

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

   A substantial portion of the Company's business is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 30.1%, 21.4% and 20.0% of the Company's net sales in 1996, 1997 and 1998, respectively.

Results of Operations

   The following table sets forth for the years indicated information derived from the Company's consolidated statement of operations expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                              Percentage of Net Sales
                                                             --------------------------
                                                              Year Ended December 31,
                                                             --------------------------
                                                              1996      1997      1998
                                                             -------   -------   ------
     Net sales                                                100.0%    100.0%   100.0%
     Cost of goods sold                                        88.8      87.2     89.3
                                                              -----     -----    -----
     Gross profit                                              11.2      12.8     10.7
     Selling, general and administrative expenses              13.6      11.6     12.4
     Expenses related to retail store closure                   ---       ---      1.0
                                                              -----     -----    -----
     Income (loss) before uBid stock-based compensation        (2.4)      1.2     (2.7)
     uBid stock-based compensation                              ---       ---      0.7
     Interest (income) expense, net                            (0.1)      ---      0.1
                                                              -----     -----    -----
     Income (loss) before income taxes                         (2.3)      1.2     (3.5)
     Income taxes (benefit)                                    (0.9)      0.4     (0.7)
                                                              -----     -----    -----
     Income (loss) before minority interest                    (1.4)      0.8     (2.8)
     Minority interest                                          ---       ---      0.2
                                                              -----     -----    -----
     Net income (loss)                                         (1.4)%     0.8%   (2.6)%
                                                              =====     =====    =====

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

   Net sales for the year ended December 31, 1998 were $690.2 million, an increase of $144.1 million or 26% over net sales for the year ended December 31, 1997 of $546.1 million. Mail order/catalog sales for 1998 were $598.4 million, an increase of $120.1 million or 25% over 1997 mail order/catalog sales of $478.3 million. The increase in mail/order catalog sales was primarily due to an increase in WINTEL sales partially offset by a decrease in MAC sales.

Catalog circulation in 1998 increased 11.6% to 69.4 million catalogs, of which MacMall comprised 33.1 million, PC Mall 25.8 million, ComputAbility 9.1 million and DataCom Mall 1.4 million. Retail net sales in 1998 were $43.6 million, a decrease of $24.2 million or 36% due to the closure of seven of the Company's stores in the first quarter of 1998. WINTEL net sales increased 65% to $364.6 million in 1998, versus $221.3 million in 1997. uBid's first auction took place in December 1997 and had revenue of $9 thousand in 1997. uBid sales in 1998 were $48.2 million on a registered user base of 229,000.

   Gross profit for the year ended December 31, 1998 was $74.0 million, an increase of $3.9 million or 6% from gross profit of $70.1 million for the year ended December 31, 1997. The increase in gross profit was primarily due to the increase in sales in 1998 over 1997, offset by the large first quarter write-off related to the retail store closures and slow-moving and excess inventory. Gross profit as a percentage of sales was 10.7% in 1998, versus 12.8% in 1997. The decrease in gross profit percentage was primarily due to the first quarter write-offs as well as the ramp-up of lower margin sales by uBid.

   Selling, general and administrative expenses (SG&A) were $85.5 million for the year ended December 31, 1998, an increase of $22.0 million or 35% over SG&A expenses of $63.5 million for the year ended December 31, 1997. As a percentage of net sales, SG&A expenses were 12.4% in 1998, versus 11.6% in 1997. The increase is primarily due to the ramp-up of uBid, first quarter write-offs related to a more rapid decline in Mac sales and the effect of rapid price erosion and other charges related to the store closures in the first quarter.

   Interest expense (income) was $0.5 million for the year ended December 31, 1998 compared with $(0.1) million for the year ended December 31, 1997. The increase is primarily attributed to borrowings in conjunction with the acquisition of Elek-Tek.

   Income tax benefit for the year ended December 31, 1998 was $5.0 million versus a provision of $2.5 million for the year ended December 31, 1997. The effective tax rate for 1998 decreased to (21.0%) from 38.0% in 1997. The decrease in effective tax rate is primarily due to the loss recorded in 1998, net of a valuation allowance against uBid's deferred tax assets.

   During 1997, the Company operated four retail showrooms in Southern California under the name Creative Computers and three retail showrooms in Illinois and one retail showroom in Indiana under the name of Elek-Tek. During February 1998, the Company closed its Indiana showroom. On March 20, 1998, the Company closed six of its other retail showrooms to focus its efforts on its catalog, corporate and Internet channels. Net sales from the Company's retail showroom operations were $57.9 million, $67.8 million and $43.6 million for the years ended December 31, 1996, 1997 and 1998, representing 13.0%, 12.4% and 6.3% of net sales, respectively. In the first quarter of 1998, the Company recorded a one-time pretax restructuring charge of $10.5 million relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were a $3.1 million write-off of goodwill, a $1.9 million write-off for fixed assets, a $1.5 million reserve for lease exit cost, and $0.3 million employee-related severance costs. Recorded as cost of sales were $3.7 million of reserves for store inventory. The reserves have been fully utilized as of December 31, 1998. In addition, during the first quarter of 1998, $7.0 million of pretax write-offs were taken primarily relating to a more rapid decline in Mac sales during the quarter and the effects of rapid price erosion and other changes in the industry on inventory and receivables during the quarter.

   Beginning in October 1997, uBid granted stock options to attract and retain key employees. These options were exercisable only in the event of a successful initial public offering or sale of uBid. Accordingly, the Company recorded a $5.3 million non-cash charge to compensation upon the consummation of uBid's initial public offering in December 1998. uBid expects to record additional non-cash compensation charges of approximately $8.0 million over the remaining vesting period of such options.

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

   Selling, general and administrative (SG&A) expenses were $63.5 million for the year ended December 31, 1997, an increase of $2.9 million or 5% over SG&A expenses of $60.6 million for the year ended December 31, 1996. As a percentage of net sales, SG&A expenses were 11.6% in 1997, versus 13.6% in 1996. This decrease is primarily due to write-offs in 1996 associated with the allowance for doubtful accounts, credit card fraud and significantly lower net advertising costs in 1997.

   In the fourth quarter of 1997, the Company incurred approximately $0.8 million in expenses associated with the relocation and consolidation of its headquarters and telemarketing operations into a 160,000 square foot building in a nearby location in Torrance, CA. The Company is phasing into the facility over two years and initially occupied 60,000 square feet. The Company currently occupies approximately 98,000 square feet at the Torrance facility.

   The Company expensed $1.5 million of non-recurring charges associated with the Elek-Tek acquisition in the fourth quarter of 1997. These acquisition related expenses were primarily associated with integrating Elek-Tek's sales force and customer base into Creative Computers.

   Interest income (net of interest expense) was $0.1 million in 1997 compared to $0.6 million in 1996. The reduction in interest income resulted from cash outlays and increased borrowings for the acquisitions of ComputAbility and Elek-Tek.

Liquidity and Capital Resources

   The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have come from public offerings and borrowings from its stockholders, private investors and financial institutions. In April and August 1995, the Company completed an initial public offering and a follow-on offering of its Common Stock which resulted in aggregate net proceeds to the Company of approximately $46.6 million. On December 9, 1998, uBid completed an initial public offering which resulted in net proceeds of $23.8 million. Cash flows from operations were $(7.8) million, $18.8 million and $13.5 million for 1996, 1997 and 1998, respectively. Cash flows from operations in 1998 were favorable due to improved management of inventory and payables. Cash flows from operations in 1997 were favorable due to improved management of inventory as well as a return to profitability. Cash flows from operations in 1996 were negative primarily due to investments in inventory and accounts receivable necessitated by the rapid sales growth of the Company, including those associated with the introduction of the Company's MacMall, PC Mall and DataCom Mall catalogs.

   Inventory increased $5.3 million in 1998 as more inventory was required to support the increase in sales. Inventory turns continued to improve from 1997 and 1996. Accounts receivable decreased $2.7 million during 1998, primarily due to improved collection efforts.

   During the year ended December 31, 1998, the Company's capital expenditures were $3.6 million as compared to $3.3 million in 1997. The Company's primary capital needs will continue to be funding its working capital requirements for anticipated sales growth and possible acquisitions.

   On August 29, 1997, the Company acquired the assets and liabilities of ComputAbility Ltd. for $5.5 million cash and 271,739 shares of the Company's Common Stock.

   As of December 31, 1998, the Company had advances outstanding of $38.0 million under a $60 million line of credit with a finance company. The line of credit allows working capital advances up to $27.5 million and floorplan inventory financing up to $45.0 million, however, total advances and floorplan financing cannot exceed $60.0 million. The advances outstanding at December 31, 1998 relate to floorplan inventory financing to purchase inventory which is included in accounts payable. There were no outstanding working capital advances at December 31,1998. Working capital advances are also limited to eligible accounts receivable and inventory collateral. The line of credit is secured by substantially all of the Company's assets and is cancelable upon 90 days' advance notice. Interest for amounts owed for working capital advances are calculated at the finance company's prime rate (7.75% and 8.25% per annum at December 31, 1998 and 1997, respectively). Floorplan financing does not bear interest if paid within an average of 30 days of the inventory purchase date. Interest on floorplan financing not paid within an average of 45 days is charged at the finance company's prime rate plus 2% (9.75% and 10.25% per annum at December 31, 1998 and 1997, respectively). The line of credit requires that the Company maintain a minimum tangible net worth, a minimum pretax earnings to interest expense ratio and limits debt as a ratio to tangible net worth. At December 31, 1998, the Company was in compliance with these covenants. At December 31, 1998, the Company had $22.0 million available for working capital advances and floorplan inventory financing.

   On October 15, 1997, the Company borrowed $20.7 million from the credit line and paid $8.7 million from its cash reserves to purchase the assets of Elek-Tek for $29.4 million. As of December 31, 1998, the Company has repaid all funds borrowed to purchase Elek-Tek.

   At December 31, 1998, the Company had cash and short-term investments of $32.5 million and working capital of $42.8 million. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 1999. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

   In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of December 31, 1998, the Company has repurchased 15,000 shares.

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

  The Company may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant.
The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems, and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, the Company has established an internal project team comprised of all functional disciplines. This project team has begun a three-phase process of identifying internal systems (both information technology and non-information technology systems) not year 2000 compliant, determining their significance in the effective operation of the Company, and developing plans to resolve the issues where necessary. The Company has been communicating with the suppliers and others to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern. However, if such third parties are not able to make all systems and products year 2000 compliant, there could be a material adverse impact on the Company.

   Initial review of the Company's principal application software through which nearly all of the Company's business is transacted, has determined it to be year 2000 compliant and, as such, the Company does not anticipate any material adverse operational issues to arise. The Company has completed 75% of the year 2000 compliance assessment for critical systems and will complete its assessment by the end of the second quarter of 1999. The Company plans to implement corrective solutions before the end of the third quarter of 1999. To date, the costs incurred by the Company with respect to this project are $0.1 million. Based on current estimates, management expects that the Company's total costs in connection with its year 2000 compliance project will be approximately $0.8 million and will be financed from general corporate funds; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of the assessment phase of the Company's year 2000 project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised principally of external consulting fees and software upgrades. No hardware expenditures for year 2000 are contemplated. The redeployment of internal data processing resources is not expected to materially delay any significant projects. Year 2000 spending is expected to be 10% of total budgeted data processing expenditures. The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create such contingency plan. Upon completion of this project, if systems material to the Company's operations have not been made year 2000 compliant, or if third parties fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Inflation

   Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the near future. There can be no assurances, however, that the Company's business will not be so affected by inflation.

   The Management's Discussion and Analysis Of Financial Condition and Results of Operations of uBid is contained in the uBid 1998 10-K in Part II, Item 7 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's financial instruments include cash and long-term debt. At March 26, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

   It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at March 26, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is contained in the financial statements listed in Item 14(a) under the caption "Consolidated Financial Statements" and commencing on page F-1 of this Report.

   uBid's financial statements and supplementary data are contained in Part II,
Item 8 of the uBid 1998 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors of the Company is set forth under the caption "Election of Directors," in the Company's definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and such information is incorporated herein by reference. A list of executive officers of Registrant is included in Part I of this report. Effective March 1998, the Company accepted Al S. Joseph's resignation as a director of the Company. Effective December 1999, the Company accepted Ahmed Alfi's resignation as a director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Election of Directors Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and such information is incorporated herein by reference.

   The information pertaining to the compensation of uBid's executives is incorporated by reference to uBid's definitive proxy statement for uBid's 1999 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationship and Related Transactions and Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following consolidated financial statements of Registrant are filed as part of this report:

    (a) (1) Consolidated Financial Statements. See Index to Consolidated Financial Statements.

        (2) Financial Statement Schedules. See Index to Consolidated Financial Statements.

        (3)  Exhibits.

             The following exhibits are filed or incorporated by reference as part of this report:

    Exhibit Number                   Description
    --------------                   -----------

         3.1    Certificate of Incorporation of the Company (1)
         3.2    Bylaws of the Company (1)
         10.1* 1994 Stock Incentive Plan and form of stock option agreement (1) 10.2* Employment Agreement dated January 1, 1995, between Creative
                Computers, Inc. and Frank F. Khulusi (1)
         10.4* Employment Agreement dated January 1, 1994, between Creative Computers, Inc. and Dan DeVries (1)
         10.5 Standard Industrial/Commercial Single-Tenant Lease-Net dated February 10, 1993 between Herman Platt and Marjorie Platt, as Co-Trustees of the Herman Platt and Marjorie Platt Trust dated October 11, 1985 and Creative Computers, Inc. for the premises located at 2645 Maricopa Street, Torrance, California (2)
         10.6 ITT Commercial Financial Corporation ("ITT") financing arrangements:
                a. Agreement for Wholesale Financing (Security Agreement-Arbitration) dated April 4, 1991, as amended, between ITT and Creative Computers, Inc. (1)
         10.13 Warrant to Purchase Common Stock of Creative Computers, Inc. dated September 29, 1994 in favor of Creative Partners, L.P. (1)
         10.14 Security Agreement dated as of September 26, 1994 by Creative Computers, Inc. in favor of Creative Partners, L.P. (1)
         10.18* Form of Directors' Non-Qualified Stock Option Plan (1)
         10.22 Agreement dated August 1, 1995 between Creative Computers, Inc. and Deutsche Financial Services (formerly known as ITT Commercial Finance Corp.) (2)
         10.25 Industrial Lease Agreement between Corporate Estates, Inc. and Creative Computers, Inc. dated September 15, 1995 for the premises located at 4515 E. Shelby Drive, Memphis, Tennessee, filed in connection with the Company's 10-Q for the quarter ended September 30, 1995 (4)
         10.28 Authorized Apple Dealer U.S. Sales Agreement dated August 29, 1996; Authorized Apple Catalog Reseller Sales Agreement dated August 29, 1996; Dealer Apple Authorized Service Provider Agreement dated August 29, 1996; Apple Corporate Alliance Program Addendum to the Authorized Apple Dealer Sales Agreement dated August 29, 1996 (4)
         10.29 Amendment to Agreement for Wholesale Financing dated February 25, 1997 (4)
         10.30 Asset Purchase Agreement dated September 27, 1997 between Creative Computers, Inc. and Elek-Tek (3)

         10.31 Business Credit and Security Agreement dated October 14, 1997 between Deutsche Financial Service Corporation and Elek-Tek Acquisition Corp. (3)
         10.32 Business Credit and Security Agreement dated October 14, 1997 between Deutsche Financial Service Corporation and Creative Computers, Inc. (3)
         10.33 Asset Purchase Agreement dated August 29, 1997 between Creative Computers, Inc. and ComputAbility, Ltd. (5)
         10.34 Registration Rights Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998 (6)
         10.35 Separation and Distribution Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998.
                (6)
         10.36 Services Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998 (6)
         10.37 Tax Indemnification and Allocation Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998, as amended (7)
         10.38 Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of July 1, 1998 (6)
         10.39 Agreement Restricting Transfer of Assets and Letter Agreement dated as of September 23, 1998 by and between Deutsche
                Financial Services Corporation and Creative Computers, Inc. and uBid, Inc. (6)
         10.40 Assignment and License Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of November 30, 1998 (6)
         10.41* Employment Agreement dated January 21, 1999, between
                Creative Computers, Inc. and S. Keating Rhoads
         21.1   Subsidiaries (2)
         23.1   Consent of PricewaterhouseCoopers LLP
         23.2   Consent of Ernst & Young LLP
         27.1   Financial Data Schedule (filed with EDGAR version only)
         99.1   uBid, Inc. Form 10-K for the year ended December 31, 1998

         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
         (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (33-95416) declared effective on August 23, 1995.
         (3) Incorporated by reference to the Company's Form 8-K dated October 11, 1997, filed with the Commission on October 30, 1997
         (4) Incorporated by reference to the Company's 1996 Form 10-K, filed with the Commission on March 31, 1997.
         (5) Incorporated by reference to the Company's 1997 Form 10-K, filed with the Commission on March 31, 1998.
         (6) Incorporated by reference to the Registration Statement on Form S-1 of uBid, Inc. (File No. 333-58477), on file with the Commission.
         (7) Incorporated by reference to the uBid, Inc. Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999.

   *   The referenced exhibit is a compensatory contract, plan or arrangement.

   (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the period covered by this Report.

   The information pertaining to uBid's exhibits, financial statement schedules, and reports on Form 8-K is incorporated by reference to Part IV, Item 14 of uBid's 1998 10-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on March 31, 1999.

                              CREATIVE COMPUTERS, INC.

                              By:  /s/ FRANK F. KHULUSI
                                   -------------------------------------
                                   Frank F. Khulusi
                                   President and Chief Executive Officer

                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank F. Khulusi and Theodore R. Sanders, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                    Title                        Date
         ---------                    -----                        ----

/s/ FRANK F. KHULUSI         Chairman of the Board of         March 31, 1999
--------------------------   Directors, President and
Frank F. Khulusi             Chief Executive Officer
                             (Principal Executive Officer)

/s/ THEODORE R. SANDERS      Chief Financial Officer          March 31, 1999
--------------------------   (Principal Financial and
Theodore R. Sanders          Accounting Officer)


/s/ SAM U. KHULUSI           Director                         March 31, 1999
--------------------------
Sam U. Khulusi

/s/ THOMAS MALOOF            Director                         March 31, 1999
--------------------------
Thomas Maloof

                           CREATIVE COMPUTERS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements and Supplementary Data
-------------------------------------------
Report of Independent Accountants                                           F-2
Consolidated Balance Sheet at December 31, 1998 and 1997                    F-3
Consolidated Statement of Operations for the Years Ended
 December 31, 1998, 1997 and 1996                                           F-4
Consolidated Statement of Stockholders' Equity for the Years Ended
 December 31, 1998, 1997 and 1996                                           F-5
Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1998, 1997 and 1996                                           F-6
Notes to Consolidated Financial Statements                                  F-7
Quarterly Financial Information (unaudited)                                F-20

Financial Statement Schedules
-----------------------------
Schedule II -- Valuation and Qualifying Accounts                           F-21

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Creative Computers, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Creative Computers, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of uBid, Inc., a majority-owned subsidiary, for the year ended December 31, 1998, which statements reflect total assets of $34,625,000 at December 31, 1998 and total revenues of $48,232,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for uBid, Inc., is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
February 3, 1999

                            CREATIVE COMPUTERS, INC.

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                                                        December 31,
                                                                    --------------------
                                                                      1998        1997
                                                                    --------    --------
ASSETS
Current assets:
Cash and cash equivalents                                           $ 32,495    $  8,018
Accounts receivable, net of allowance for
   doubtful accounts of $3,697 and $2,859, respectively               39,775      42,455
Inventories                                                           47,971      42,643
Prepaid expenses and other current assets                              3,991       2,894
Income tax refund receivable                                             190         469
Deferred income taxes                                                  5,216       2,484
                                                                    --------    --------
     Total current assets                                            129,638      98,963
                                                                    --------    --------
Property, plant and equipment, net                                    14,910      16,868
Goodwill, net                                                         12,318      15,141
Deferred income taxes                                                  1,262           -
Other assets                                                             138         182
                                                                    --------    --------
                                                                    $158,266    $131,154
                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $ 71,142    $ 45,958
Accrued expenses and other current liabilities                        15,569      13,275
Line of credit                                                             -       9,956
Capital leases--current portion                                          116         207
Notes payable--current portion                                             6          23
                                                                    --------    --------
     Total current liabilities                                        86,833      69,419
                                                                    --------    --------
Capital leases                                                             6         148
Notes payable                                                            155         348
Deferred income taxes                                                      -       1,469
                                                                    --------    --------
     Total liabilities                                                86,994      71,384
Minority Interest                                                      3,708           -
Stockholders' equity:
Common stock, $.001 par value; authorized 15,000,000
   shares; 10,264,539 and 10,105,258 shares issued
   and outstanding                                                        10          10
Preferred stock, $.001 par value; authorized 5,000,000 shares;
   none issued and outstanding
Additional paid-in capital                                            82,361      56,772
Treasury stock, at cost: 15,000 shares                                   (91)        (91)
Retained earnings (accumulated deficit)                              (14,716)      3,079
                                                                    --------    --------
     Total stockholders' equity                                       67,564      59,770
                                                                    --------    --------
                                                                    $158,266    $131,154
                                                                    ========    ========

          See accompanying notes to consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)


                                                   Year ended December 31,
                                               -------------------------------
                                                 1998        1997       1996
                                               --------    --------   --------
Net sales                                      $690,238    $546,131   $444,971
Cost of goods sold                              612,566     476,061    395,000
Retail store closure inventory reserve            3,679           -          -
                                               --------    --------   --------

  Gross profit                                   73,993      70,070     49,971
Selling, general and administrative
   expenses                                      85,519      63,540     60,585

Expenses related to retail store closures         6,773           -          -
                                               --------    --------   --------
Income (loss) before uBid stock-based
  compensation                                  (18,299)      6,530    (10,614)
uBid stock-based compensation                     5,267           -          -
                                               --------    --------   --------
Income (loss) from operations                   (23,566)      6,530    (10,614)
Interest income (expense), net                     (461)        118        593
                                               --------    --------   --------
Income (loss) before income taxes               (24,027)      6,648    (10,021)
Income tax provision (benefit)                   (5,034)      2,523     (3,972)
                                               --------    --------   --------
Income (loss) before minority interest          (18,993)      4,125     (6,049)
Minority interest                                 1,198           -          -
                                               --------    --------   --------
Net income (loss)                              $(17,795)   $  4,125   $ (6,049)
                                               ========    ========   ========
Basic earnings (loss) per share                  $(1.75)      $0.42     $(0.62)
                                               ========    ========   ========
Diluted earnings (loss) per share                $(1.75)      $0.41     $(0.62)
                                               ========    ========   ========

Basic weighted average number of
  shares outstanding                             10,176       9,895      9,767
                                               ========    ========   ========
Diluted weighted average number of
  shares outstanding                             10,176      10,030      9,767
                                               ========    ========   ========



          See accompanying notes to consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                           Common Stock  Additional  Retained
                                          --------------  Paid-In    Earnings   Treasury
                                          Shares  Amount  Capital    (Deficit)   Stock     Total
                                          ------  ------ ----------  ---------  --------  --------
Balance at December 31, 1995               9,750   $10    $51,547      5,003      $       $ 56,560
   Purchase of treasury stock                                                      (91)        (91)
   Stock option exercises                     42              239                              239
   Contribution from director                               2,146                            2,146
   Net loss                                                           (6,049)               (6,049)
                                          ------   ---    -------   --------      ----    --------
Balance at December 31, 1996               9,792    10     53,932     (1,046)      (91)     52,805
   Issuance of stock in connection
       with acquisition                      272            2,500                            2,500
   Stock option exercises, including
       related income tax benefit             41              340                              340
   Net income                                                          4,125                 4,125
                                          ------   ---    -------   --------      ----    --------
Balance at December 31, 1997              10,105    10     56,772      3,079       (91)     59,770
   Capital contributed by minority
       stockholders of subsidiary                          18,943                           18,943
   uBid stock-based compensation                            5,267                            5,267
   Stock option exercises, including
       related income tax benefit            160            1,379                            1,379
   Net loss                                                          (17,795)              (17,795)
                                          ------   ---    -------   --------      ----    --------
Balance at December 31, 1998              10,265   $10    $82,361   $(14,716)     $(91)   $ 67,564
                                          ======   ===    =======   ========      ====    ========

         See accompanying notes to consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                    Year ended December 31,
                                                               --------------------------------
                                                                 1998        1997        1996
                                                               --------    --------    --------
Cash flows from operating activities:
  Net income (loss)                                            $(17,795)   $  4,125    $ (6,049)
                                                               --------    --------    --------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
  Depreciation and amortization                                   4,033       2,337       1,955
  Provision (benefit) for deferred income taxes                  (5,017)      2,350      (3,010)
  Loss on disposal of property, plant and equipment               1,950         783           -
  Loss on impairment of goodwill                                  3,095           -           -
  uBid non-cash stock-based compensation charge                   5,267           -           -
  Minority interest                                              (1,198)          -           -
  Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                          2,680      (5,112)     (1,643)
     Inventories                                                 (5,328)     17,414      (3,066)
     Prepaid expenses and other current assets                   (1,158)        906          27
     Other assets                                                  (742)          3         242
     Accounts payable                                            25,184      (6,827)      4,164
     Accrued expenses and other current liabilities               2,294       1,064         550
     Income tax refund receivable                                   279       1,723        (959)
                                                               --------    --------    --------
  Total adjustments                                              31,339      14,641      (1,740)
                                                               --------    --------    --------
Net cash provided by (used in) operating activities              13,544      18,766      (7,789)
                                                               --------    --------    --------
Cash flows from investing activities:
  Redemptions of securities available for sale                        -       1,536      31,805
  Purchase of securities available for sale                           -      (1,015)    (19,751)
  Acquisition of Elek-Tek                                             -      (9,083)          -
  Acquisition of ComputAbility                                        -      (5,482)          -
  Acquisition of property, plant and equipment                   (3,552)     (3,276)     (2,050)
  Proceeds from sale of equipment                                     -          13           -
                                                               --------    --------    --------
Net cash (used in) provided by investing activities              (3,552)    (17,307)     10,004
                                                               --------    --------    --------
Cash flows from financing activities:
  Net line of credit payments                                    (9,956)    (10,775)          -
  Payments under notes payable                                     (210)        (81)        (13)
  Proceeds from profits realized by Director on sale of stock         -           -       2,146
  Principal payments of obligations under capital leases           (233)       (254)       (249)
  Purchase of treasury stock                                          -           -         (91)
  Net proceeds of uBid initial public offering                   23,847           -           -
  Proceeds from stock issued under stock option plans             1,037         340         239
                                                               --------    --------    --------
Net cash provided by (used in) financing activities              14,485     (10,770)      2,032
                                                               --------    --------    --------
Net increase (decrease) in cash and cash equivalents             24,477      (9,311)      4,247
Cash and cash equivalents:
Beginning of year                                                 8,018      17,329      13,082
                                                               --------    --------    --------
End of year                                                    $ 32,495    $  8,018    $ 17,329
                                                               ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)


1.   Summary of Significant Accounting Policies

Description of Company

     Creative Computers, Inc. (the "Company"), founded in 1987, is a direct marketer of personal computer hardware, software and peripheral products. The Company offers products to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, a direct sales force, a retail showroom and advertising on the Internet. The Company offers a broad selection of products through its distinctive, full-color catalogs, MacMall, PC Mall, PC Mall.Com, MacMall Buyers Software Guide and ComputAbility, the Company's worldwide websites on the Internet, and other promotional materials.

     During 1997, the Company acquired and assimilated two marketers of personal computer hardware and software products, Elek-Tek, Inc. and ComputAbility, Ltd. In September 1997, the Company formed a wholly owned subsidiary, uBid, Inc. ("uBid") to sell computer-related products and consumer electronics through an auction format on the Internet. In December 1998, uBid completed an initial public offering of 1,817,000 shares of its common stock. At December 31, 1998, the Company owned approximately 80.1% of the outstanding shares of common stock of uBid. The Company intends to distribute to shareholders, subject to the satisfaction of certain conditions, its ownership in uBid by means of a tax-free stock dividend in 1999, but in no event prior to June 7, 1999.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

     Revenue on product sales is recognized at the time of shipment. The Company's return policy varies from product to product, and in some cases provides a money-back guarantee. An allowance for potential product returns is established based upon historical trends.

Cash Equivalents

     All highly liquid investments with initial maturities of three months or less are considered cash equivalents.

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

Inventories

     Inventories consist of computer hardware, software and peripheral products, and are stated at cost (determined under the first-in, first-out cost method) or market, whichever is lower. At December 31, 1998 and 1997, the Company had reserves of $5,036 and $5,364, respectively, for demonstration inventory, lower of cost or market pricing and potential excess and obsolete inventory.

Deferred Advertising Costs and Revenue

     The Company produces and circulates catalogs at various dates throughout the year. The Company receives market development funds and cooperative (co-op) advertising funds from vendors included in each catalog. These funds are recognized based on sales generated over the life of the catalog, which approximates eight weeks. The costs of developing and circulating each catalog are deferred and charged to advertising expense in the same time period as the co-op funds based on sales over the life of the catalog. Advertising expense, net of advertising revenue earned, included in selling, general and administrative expenses, was $6,816, $1,397 and $8,155 in 1998, 1997, and 1996,
respectively. Deferred advertising costs were $3,106 and $2,105 at December 31, 1998 and 1997, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet.

Property, Plant and Equipment

     Property, plant and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated using straight-line methods over the estimated useful lives of the assets, as follows:

     Furniture and fixtures              5 - 7 years
     Leasehold improvements              Life of lease--not to exceed 15 years
     Computer, machinery and equipment   3 - 7 years
     Building                            31.5 years

Disclosures About Fair Value of Financial Instruments

     The carrying amount of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximate fair value based upon the current rates offered to the Company for obligations of similar terms and remaining maturities.

Goodwill

     Goodwill, resulting from acquisitions, is amortized using the straight-line method over periods not exceeding twenty-five years and is subject to periodic review for impairment. Accumulated amortization at December 31, 1998 and 1997 was $604 and $90, respectively. Amortization expense totaled $514 and $90 in 1998 and 1997.

                            CREATIVE COMPUTERS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)


Accounting for the Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. During 1998, in conjunction with the store closures, the Company determined that goodwill related to acquired retail stores was impaired and, accordingly, the Company recorded a write-off of $3,095.

Income Taxes

     The Company accounts for income taxes under the liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.

Earnings (Loss) per Share

     Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires dual presentation of Basic Earnings (Loss) per Share (Basic EPS) and Diluted Earnings (Loss) per Share (Diluted EPS). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method. Earnings (loss) per share has been restated for all periods to reflect the adoption of SFAS 128.

     The composition of Basic and Diluted EPS is as follows:

                                                      Year ended December 31,
                                              ---------------------------------------
                                                  1998          1997          1996
                                              ------------   -----------   ----------

     Net income (loss)                         $  (17,795)   $     4,125   $   (6,049)
                                               ===========   ===========   ==========
     Weighted average shares - Basic            10,175,864     9,895,179    9,766,863

     Effect of dilutive stock options
        and warrants                                     -       135,328            -
                                               -----------   -----------   ----------
     Weighted average shares - Diluted          10,175,864    10,030,417    9,766,863
                                               ===========   ===========   ==========
     Net income (loss) per share - Basic       $    (1.75)   $      0.42   $    (0.62)
                                               ===========   ===========   ==========
     Net income (loss) per share - Diluted     $    (1.75)   $      0.41   $    (0.62)
                                               ===========   ===========   ==========

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

Accounting for Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), have been included in
Note 7.

New Accounting Standards

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of this statement did not have a material effect on the Company's consolidated financial statements, and the appropriate disclosures required by this statement have been incorporated herein.

Reclassifications

     Certain reclassifications have been made to the 1996 and 1997 financial statement balances to conform to the 1998 presentation.

2.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following as of December 31:

                                                            1998       1997
                                                          --------   --------
Furniture and fixtures                                     $ 2,370    $ 2,907
Leasehold improvements                                       2,703      3,483
Computer, machinery and equipment                           15,152     12,337
Building                                                     2,827      2,827
Land                                                         1,446      1,446
                                                           -------    -------
                                                            24,498     23,000
Less: Accumulated depreciation and amortization             (9,588)    (6,132)
                                                           -------    -------
                                                           $14,910    $16,868
                                                           =======    =======

     The Company leases certain equipment under capital leases. The following is a summary of such equipment as of December 31:

                                                            1998       1997
                                                          --------   --------
Computer, machinery and equipment                            $ 454    $ 1,705
Furniture and fixtures                                         119        372
                                                             -----    -------
                                                               573      2,077
Less: Accumulated amortization                                (472)    (1,660)
                                                             -----    -------
                                                             $ 101    $   417
                                                             =====    =======

                            CREATIVE COMPUTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

3.   Line of credit

     As of December 31, 1998, the Company had advances outstanding of $37,971 under a $60,000 line of credit with a finance company. The line of credit allows working capital advances up to $27,500 and floorplan inventory financing up to $45,000, however, total advances and floorplan financing cannot exceed $60,000. The advances outstanding at December 31, 1998 relate to floorplan inventory financing to purchase inventory which is included in accounts payable. There were no outstanding working capital advances at December 31,1998. Working capital advances are also limited to eligible accounts receivable and inventory collateral. The line of credit is secured by substantially all of the Company's assets and is cancelable upon 90 days' advance notice. Interest for amounts owed for working capital advances are calculated at the finance company's prime rate (7.75% and 8.25% per annum at December 31, 1998 and 1997, respectively). Floorplan financing does not bear interest if paid within an average of 30 days of the inventory purchase date. Interest on floorplan financing not paid within an average of 45 days is charged at the finance company's prime rate plus 2% (9.75% and 10.25% per annum at December 31, 1998 and 1997, respectively). The line of credit requires that the Company maintain a minimum tangible net worth, a minimum pretax earnings to interest expense ratio and limits debt as a ratio to tangible net worth. At December 31, 1998, the Company was in compliance with these covenants. At December 31, 1998, the Company had $22,029 available for working capital advances and floorplan inventory financing.

     As of December 31, 1997, the Company had advances of $16,340 comprised of $9,956 of working capital loans borrowed in connection with the acquisition of Elek-Tek, and $6,384 of floorplan inventory financing to purchase inventory, which is included in accounts payable.

4.   Income Taxes

     The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                               1998      1997      1996
                                             --------   ------   --------
     Current
      Federal                                 $  (100)  $  103   $(1,011)
      State                                        83       70        49
                                              -------   ------   -------
                                                  (17)     173      (962)
                                              -------   ------   -------
     Deferred
      Federal                                  (4,584)   2,101    (2,514)
      State                                      (433)     249      (496)
                                              -------   ------   -------
                                               (5,017)   2,350    (3,010)
                                              -------   ------   -------
                                              $(5,034)  $2,523   $(3,972)
                                              =======   ======   =======

     The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

                                               1998      1997     1996
                                              -------   ------   -------
     Expected taxes at federal
       statutory tax rate                      (34.0)%    34.0 %   (34.0)%
     State income taxes, net of federal
       income tax benefit                       (2.7)%     5.0 %    (4.6)
     Change in valuation allowance              14.5 %      --        --
     Other                                       1.2 %    (1.0)%    (1.0)
                                               -----     -----    ------
                                               (21.0)%    38.0 %   (39.6)%
                                               ======    =====    ======

                            CREATIVE COMPUTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)


    The significant components of deferred tax assets and liabilities are as follows at December 31:

                                               1998       1997
                                             --------   --------
     Accounts receivable                     $ 1,445    $   530
     Inventories                                 849      1,326
     Property, plant and equipment            (1,190)    (1,222)
     Amortization                               (396)      (340)
     Accrued expenses and reserves               642        529
     Stock options                             1,559         --
     Tax credits and loss carryforwards        6,885        143
     Other                                         3         49
     Less:  Valuation allowance               (3,319)        --
                                             -------    -------
     Net deferred tax assets                 $ 6,478    $ 1,015
                                             =======    =======

     At December 31, 1998, the Company had federal net operating loss carryforwards of $18,185, which begin to expire in 2018. At December 31, 1998, the Company had various state net operating loss carryforwards ranging in amounts from $1,296 to $3,463, which begin to expire in 2002. At December 31, 1998, the Company had federal and state capital loss carryforwards of $71, which begin to expire in 2001. The Company also had state tax credit carryforwards of $101, which begin to expire in 2011.

5.   Commitments and Contingencies

Leases

     The Company occupies office and warehouse space under various operating leases with independent parties which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

     Minimum annual rentals at December 31, 1998 were as follows:

               1999          $2,148
               2000           2,368
               2001           2,333
               2002           1,689
                             ------
                  Total      $8,538
                             ======

     In 1998, 1997 and 1996 rent expense was $2,486, $1,978 and $1,408, respectively. Some of the leases contain renewal options, escalation clauses and require the Company to pay taxes, insurance and maintenance costs.

Legal Proceedings

     Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company. The Company believes that such claims and actions will not have any material adverse effect upon the Company's consolidated financial position or results of operations.

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

6.   Stockholders' Equity

Initial Public Offering of uBid, Inc.

     On December 9, 1998, uBid, Inc., a subsidiary of the Company, completed an initial public offering (the Offering) of 1,817,000 shares of common stock at an offering price of $15.00 per share. Net proceeds to uBid were $23,847, and will be used for advertising and brand development of uBid's infrastructure to support growth, and for uBid's general corporate purposes. The shares sold to the public in the offering represent approximately 19.9% of uBid's outstanding common stock. The Company will continue to own the remaining 80.1% of uBid but intends to distribute, subject to the satisfaction of certain conditions, its ownership in uBid by means of a tax-free stock dividend to the Company's stockholders in 1999, but in no event prior to June 7, 1999. As a result of the Offering, the Company's share of the amount of the Offering Proceeds in excess of the corresponding carrying value of uBid equity in the amount of $18,943 was credited to additional paid-in capital.

Treasury Stock

     In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of December 31, 1998, the Company has repurchased 15,000 shares.

Proceeds from Profits Realized by Director in the Sale of Stock

     In June 1996, the Company recorded additional paid-in capital in the amount of $2,146, net of expenses, which represents cash contributed to the Company associated with profits realized in the sale of stock by one of the Company's directors pursuant to Section 16(b) of the Securities Exchange Act of 1934.

7.   Employee Benefits

401(k) Savings Plan

     Effective January 1, 1994, the Company adopted a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan's eligibility requirements. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). In December 1995, the Company amended the Plan to make a 25% matching contribution for amounts which do not exceed 4% of the participants annual compensation. During 1998, 1997 and 1996, the Company incurred $87, $84 and $66, respectively, of expenses related to the 401(k) matching component of this plan.

                           CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

1994 Employee Stock Option Plan

     In November 1994, the Board of Directors and stockholders of the Company approved the 1994 Stock Option Plan (the "1994 Plan"), which provides for the grant of stock options to employees and consultants of the Company. Under the 1994 Plan, the Company may grant options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, or options not intended to qualify as Incentive Stock Options ("Nonstatutory Stock Options").
A total of 1,950,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the 1994 Plan. As of December 31, 1998, 802,847 shares of authorized but unissued common stock are available for future grants under the 1994 Plan. All options granted through December 31, 1998 have been Nonstatutory Stock Options.

     The 1994 Plan is administered by the Compensation and Stock Option Committee of the Board of Directors. Subject to the provisions of the 1994 Plan, the Committee has the authority to select the employees and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which must be at least 100%, with respect to Incentive Stock Options, and at least 85%, with respect to Nonstatutory Stock Options, of the fair market value of the common stock as of the date of grant, and (iv) the duration of the option (which may not exceed ten years). All options generally vest annually over five years, and are nontransferable other than by will or by the laws of descent and distribution.

1995 Director Stock Option Plan

     The Company adopted the Directors' Non-Qualified Stock Option Plan (the "Director Plan") in 1995. A total of 50,000 shares of Common Stock are reserved for issuance under the Director Plan of which options to purchase 31,000 shares are outstanding as of December 31, 1998.

     Under the Director Plan each non-employee director of the Company ("Non-Employee Director") receives a non-qualified option to purchase 5,000 shares of Common Stock (an "Initial Grant") upon his or her first election or appointment to the Board of Directors. In addition, the Director Plan provides that each Non-Employee Director who is a director immediately prior to an annual meeting of the Company's stockholders and who continues to be a director after such meeting will be granted an option to purchase 5,000 shares of Common Stock (a "Subsequent Grant"); provided that no Subsequent Grant will be made to any Non-Employee Director who has not served as a director of the Company, as of the time of such annual meeting, for at least one year. The exercise price per share of each option granted under the Director Plan will be the fair market value of the Company's Common Stock on the date the option is granted. Options granted under the Director Plan vest on the first anniversary of the date of grant, subject to earlier vesting upon a change of control or corporate transaction.

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)


   The following table summarizes stock option activity:

                                                        Weighted
                                                        Average
                                          Number     Exercise Price
                                          ------     --------------
   Outstanding at December 31, 1995       480,560        $17.60
        Granted                           576,200          8.51
        Canceled                         (294,221)         9.00
        Exercised                         (41,825)         5.66
                                         --------

   Outstanding at December 31, 1996       720,714          6.36
        Granted                           351,750          7.61
        Canceled                         (176,593)         7.00
        Exercised                         (41,694)         5.42
                                         --------

   Outstanding at December 31, 1997       854,177          6.80
        Granted                           500,100          8.43
        Canceled                         (290,893)         8.04
        Exercised                        (159,031)         6.26
                                         --------

   Outstanding at December 31, 1998       904,353          7.34
                                         ========

   On February 12, 1996, the Compensation Committee of the Board of Directors repriced all stock options granted from April 15, 1995 through February 12, 1996 to the closing price for the day of $9.50. On Saturday July 27, 1996, the Compensation Committee of the Board of Directors repriced all stock options (with exercise prices in excess of $6.00 per share) to $6.00 per share. The closing price per share on July 26, 1996 was $5.25.

   Of the options outstanding at December 31, 1998, 1997 and 1996, options to purchase 306,483, 274,914 and 144,531 shares were exercisable at weighted average prices of $6.41, $6.21 and $5.85 per share, respectively. The following table summarizes information concerning currently outstanding and exercisable stock options:


                                                                                            Options exercisable at
                                     Options Outstanding at December 31, 1998                 December 31, 1998
                                   -----------------------------------------------         ---------------------------
                                                      Weighted-        Weighted-                            Weighted
                                                       Average          Average                             Average
         Range of                     Number          Remaining         Exercise              Number        Exercise
     Exercise Prices               Outstanding    Contractual Life       Price             Exercisable       Price
--------------------------         -----------------------------------------------         ---------------------------
      $5.00 - $6.00                     305,151         6.92            $ 5.82               212,286          $5.84
      $6.06 - $7.38                     346,601         9.09            $ 6.87                64,368          $7.08
      $7.50 - $12.94                    252,601         9.33            $10.03                29,829          $9.02
                                        -------                                              -------
                                        904,353                                              306,483
                                        =======                                              =======

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

   The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                   1998              1997              1996
                                ------------     -------------     -------------
Risk free interest rates            4.89%             6.34%             6.23%
Expected dividend yield             none              none              none
Expected lives                    7 yrs.            6 yrs.            5 yrs.
Expected volatility                100.0%             80.0%             60.0%

   The weighted average grant date fair values of options granted under the Plans during 1998, 1997 and 1996 were $8.43, $5.55 and $2.75, respectively.

uBid Employee Stock Option Plans

  uBid has granted non-qualified options to certain employees and directors of uBid to purchase Common Stock. Each option agreement provides that options may not be exercised prior to the earlier of (i) the day following the distribution of all uBid stock held by the Parent to its shareholders or (ii) 18 months from the closing date of uBid's IPO. Accordingly, no options were exercisable at December 31, 1998.

  The terms of the options provide for vesting, generally over a 5-year period, except for options to purchase 183,247 shares of common stock at December 31, 1998 which vested as to the first 20% of the shares covered by such options upon completion of the IPO. The options expire 10 years from the date of grant.

  The following table summarizes stock option activity:

                                                       Weighted
                                                        Average
                                          Number     Exercise Price
                                          ------     --------------
        Granted                            458,118     $  0.27
        Canceled                                 -
        Exercised                                -
                                         ---------

   Outstanding at December 31, 1997        458,118        0.27
        Granted                            651,725        4.62
        Canceled                            (2,565)       0.27
        Exercised                                -
                                         ---------

   Outstanding at December 31, 1998      1,107,278        2.79
                                         =========

  The options outstanding at December 31, 1997 all have an exercise price of $0.27. Of the options granted during the year ended December 31, 1998, options to purchase 370,526, 18,325, 109,948, 1,832, 79,529 and 69,000 common shares are outstanding, and have exercise prices of $0.27, $6.82, $8.87, $10.20, $11.79 and $15.00, respectively. Options at December 31, 1998 have a weighted average estimated remaining life of 5.95 years.

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)


  uBid commenced its IPO on December 4, 1998 causing a measurement date to occur and requiring the computation of compensation expense based upon the difference between the exercise price of the options and the IPO price. Based upon the difference between the IPO price of $15.00 per share and the exercise prices of the 1,038,278 options outstanding at December 4, 1998, the total compensation charge will be approximately $13,300, which will be recognized over the vesting period, approximately $5,300 of which was recognized in December 1998.

  The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 on the date of grant using the minimum value method for those options granted prior to the IPO, and the Black-Scholes option pricing method for those options issued concurrent with the IPO, with the following weighted average assumptions:

                                      Minimum Value      Black-Scholes
                                       Assumptions        Assumptions
                                      -------------      -------------
     Risk free interest rate             6.3%               4.89%
     Expected dividend yield             none               none
     Expected lives                      6 years            6 years
     Expected volatility                 100%               142%

  The weighted average grant date fair values of options granted during the twelve months ended December 31, 1998 and the period from Inception to December 31, 1997 were $4.03 and $0.08, respectively.

uBid 1998 Stock Incentive Plan

  In August 1998, uBid's Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Plan") and reserved 1,832,470 shares of uBid Common Stock for issuance thereunder. The plan authorized the award of options, stock appreciation rights, restricted stock awards and performance based stock awards (each an "Award"). The maximum number of shares with respect to options and stock appreciation rights granted to any employee in any fiscal year is 476,442 shares. Options granted under the Plan may be either incentive stock options ("ISOs") or non-qualified stock options ("NSOs"). ISOs may be granted only to employee (including officers and directors who are also employees). Awards other than ISOs may be granted to employees, directors and consultants, as defined.

  Options under the Plan may be granted for periods up to ten years and at prices no less than 85% of the fair value of the shares on the date of grant provided, however, that the exercise price of an ISO may not be less than 100% of the fair market value of the shares on the date of grant and the exercise price of an ISO granted to a 10% shareholder may not be less than 110% of the fair market value of the shares on the date of grant.

  There have been no options granted under the 1998 Plan through December 31, 1998.

FAS 123 PRO FORMA INFORMATION

   The Company accounts for its 1994 Plan, Director Plan and uBid Employee Stock Option Plans (the "Plans") under APB Opinion No. 25. Had compensation expense for these Plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts in the following table.

                           CREATIVE COMPUTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

                                                            Year ended December 31,
                                                          ------------------------------
                                                            1998       1997       1996
                                                          --------   --------   --------
        Net income (loss)           As Reported           $(17,795)   $4,125    $(6,049)
                                    Pro Forma             $(14,094)   $3,549    $(7,478)

        Diluted net income (loss)
           per share                As Reported           $  (1.75)   $ 0.41    $ (0.62)
                                    Pro Forma             $  (1.39)   $ 0.37    $ (0.77)

8.   Supplemental Disclosures of Cash Flow Information

                                                            1998       1997       1996
                                                          --------   --------   --------
        Cash paid during the year ending December 31:
           Interest                                       $    851   $   488    $    119
           Income taxes                                   $    281   $   538    $     74
        Non-cash investing and financing activities:
        Borrowing incurred in connection with the
           acquisition of Elek-Tek, Inc.                        --    $20,731         --
        Equipment acquired under capital lease
           Obligations                                          --    $    73         --
        Notes payable assumed in connection with
           acquisition of ComputAbility                         --    $   380         --

9.   Acquisitions

     On August 29, 1997, the Company acquired the assets and assumed the liabilities of Milwaukee-based ComputAbility, Ltd., ("ComputAbility") a privately held direct market reseller of PC/WINTEL hardware, peripheral and software products, for $8,000 consisting of $5,500 paid in cash and the remainder through the issuance of 271,739 shares of common stock valued at $2,500. The acquisition of ComputAbility has been accounted for using the purchase method and the operating results of ComputAbility have been combined with those of the Company since the date of acquisition. The total cost of the acquisition exceeded the fair value of the net assets acquired and liabilities assumed by $6,763 and, accordingly, the excess has been recorded as goodwill and is being amortized using the straight-line basis over 25 years.

     On October 15, 1997, the Company acquired substantially all of the assets of Elek-Tek, Inc. ("Elek-Tek"), a Delaware corporation, for a purchase price of $29,400 plus direct costs of the acquisition pursuant to an Asset Purchase Agreement dated September 17, 1997, as amended. Such assets consisted primarily of accounts receivable, inventory, property, plant and equipment, certain intangibles and customer lists and the businesses associated with mail order, direct sales and retail activities. The acquisition was completed as a result of bankruptcy court approval of the agreement signed by the Company and Elek-Tek in connection with the September 17, 1997 filing by Elek-Tek for protection under Chapter 11 of the U.S. Bankruptcy Code. Elek-Tek currently operates as a wholly owned subsidiary of the Company under the name CCIT.

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

     The Elek-Tek acquisition was accounted for as a purchase. Accordingly, the operating results of Elek-Tek have been combined with those of the Company since the date of acquisition. The Company borrowed $20.7 million of the purchase price from Deutsche Financial Services Corporation, and the remaining $8.7
million was paid in cash.   The purchase price was allocated to the net assets
acquired based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets acquired of $8,468 is being amortized using the straight line basis over 25 years. In connection with the acquisition of Elek-Tek, the Company incurred expenses of $1,470 in the fourth quarter of 1997. These expenses related primarily to integrating Elek-Tek's sales force and customer base into the Company.

     The following table reflects unaudited pro forma combined results of operations of the Company, ComputAbility and Elek-Tek as if these acquisitions had occurred at the beginning of the years presented. However, these pro forma results are not necessarily indicative of the actual results of operations that would have occurred.

                                          Year ended December 31,
                                          ------------------------
                                             1997          1996
                                          -----------   ----------
   Net sales                                 $791,345    $835,024
   Net income (loss)                         $  1,046    $(13,391)
   Diluted earnings (loss) per share         $   0.10    $  (1.33)

10. Headquarters Move

     In November 1997, the Company consolidated its headquarters and telemarketing facilities into a 160,000 square foot building in Torrance, CA. The charge associated with the move was $815, and was expensed in the fourth quarter of 1997. The Company plans to phase in the occupancy of the entire facility over a two-year period, initially leasing approximately one third of the building. As of December 31, 1998, the Company leases approximately 60% of the building.

11.  Retail Store Closures

     During February 1998, the Company closed its Indiana retail showroom. On March 20, 1998, the Company closed six retail showrooms to focus its efforts on its catalog, corporate and Internet channels of distribution. The Company recorded a one-time pretax restructuring charge of $10.5 million in 1998 relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were $3.1 million in write-offs of goodwill, $1.9 million in write-offs of fixed assets, a $1.5 million reserve for lease exit costs, and $0.3 million in employee-related severance costs. Recorded in cost of sales were $3.7 million of reserves for store inventory. No reserves remain at December 31, 1998 related to the retail store closures.

12.  Segment Information

     The Company operates in two business segments in the computer retail industry: mail order/catalog and Internet auction. The mail order/catalog segment sells personal computer hardware, software, and peripheral products through means of catalog distribution, Internet websites, and outbound telemarketing. Prices are set based on available inventory and market conditions.

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

     The Internet auction segment offers consumers and small- to medium-sized businesses excess, refurbished, closeout and limited edition merchandise through live-action bidding. The segment's Internet auctions feature a rotating selection of brand name computer, consumer electronics, home/leisure and sports/fitness products. Prices are determined by the highest bidders.

     Summarized segment information for the year ended December 31, 1998 is as follows:


                                          Mail Order/Catalog     Internet Auction           Consolidated
                                         -------------------   ---------------------   ----------------------
Net sales                                          $642,006                 $48,232                 $690,238
Gross profit(1)                                      70,018                   3,975                   73,993
Operating loss(1)                                   (13,567)                 (9,999)                 (23,566)
Total assets                                       $123,641                 $34,625                 $158,266

(1)  Gross profit and operating loss include special charges.

     Segment information is not provided for the years ended December 31, 1997 and December 31, 1996 as the Company did not operate in the Internet auction segment until the formation of uBid in November 1997. Results for the year ended December 31, 1997 for the Internet auction segment were immaterial.

                           CREATIVE COMPUTERS, INC.
                  Quarterly Financial Information (Unaudited)
                     (in thousands except per-share data)


                                                                          1998
                                         ----------------------------------------------------------------------
                                           1st Quarter        2nd Quarter       3rd Quarter       4th Quarter
                                         ----------------   ---------------   ---------------   ----------------
Net Sales                                       $164,134           $149,934          $185,741          $190,429
Gross Profit                                      12,577             18,498            21,294            21,624
Net income (loss)                                (12,809)               212               435            (5,633)
Net earnings (loss) per share
     Basic                                         (1.27)              0.02              0.04             (0.55)
     Diluted                                       (1.27)              0.02              0.04             (0.55)


                                                                          1997
                                         ----------------------------------------------------------------------
                                           1st Quarter        2nd Quarter       3rd Quarter       4th Quarter
                                         ---------------    ---------------   ---------------   ---------------
Net Sales                                       $120,140           $116,018          $132,236          $177,737
Gross Profit                                      15,448             14,836            16,902            22,884
Net income                                           770                760             1,594             1,001
Net earnings per share
     Basic                                          0.08               0.08              0.16              0.10
     Diluted                                        0.08               0.08              0.16              0.10


     A discussion of special charges for the year ended December 31, 1998 is included in Note 7 and Note 11 of the consolidated financial statements.

                                  SCHEDULE II

                           CREATIVE COMPUTERS, INC.

                       Valuation and Qualifying Accounts
             For the years ended December 31, 1996, 1997 and 1998
                                (in thousands)

                                                           Balance at    Additions     Deduction    Balance
                                                            Beginning    Charged to      from       at End
                                                             of Year     Operations    Reserves     of Year
                                                           ----------    ----------    ---------    -------
Allowance for doubtful accounts for the year ended:
   December 31, 1996                                          $1,365       $ 2,041     $ (1,272)    $2,134
   December 31, 1997                                           2,134         5,680       (4,955)     2,859
   December 31, 1998                                           2,859         3,948       (3,110)     3,697
Reserve for inventory for the year ended:
   December 31, 1996                                           1,419         6,432       (1,547)     6,304
   December 31, 1997                                           6,304         6,548       (7,488)     5,364
   December 31, 1998                                           5,364         6,468       (6,796)     5,036
Restructuring reserve for the year ended:
   December 31, 1998                                               -        10,452      (10,452)         -
Deferred tax asset valuation allowance for the year ended:
   December 31, 1998                                               -         3,319            -      3,319