Form 10-K/A
period 1998-12-31
CREATIVE COMPUTERS INC
filed 1999-04-30
CIK 937941

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The table below gives certain information concerning the nominees and other directors:

                                                                       Director
              Name            Age               Nominee                 Since
              ----            ---               -------                --------
   Frank F. Khulusi.......... 32  Chairman of the Board, President and   1987
                                   Chief Executive Officer
   Sam U. Khulusi(1)(2)...... 43  Director                               1987
   Thomas A. Maloof(1)(2).... 47  Director                               1998
   Ronald B. Reck............ 50  Director                               1999

--------
(1)  Member of Compensation Committee
(2)  Member of Audit Committee

   Frank F. Khulusi is a co-founder of the Company (and its predecessor) and has served as Chairman of the Board, President and Chief Executive Officer of the Company since the Company's inception in 1987. Mr. Khulusi also serves as a director of uBid, Inc., a majority-owned subsidiary of the Company ("uBid"). He is the brother of Sam U. Khulusi.

   Sam U. Khulusi is a co-founder of the Company and served as Executive Vice President and Chief Operating Officer of the Company from October 1994 until February 1996. From 1987 until October 1994, Mr. Khulusi served as Chief Financial Officer of the Company. Mr. Khulusi currently is the Chairman and Chief Executive Officer of Kabang, LLC, an Internet company. He is the brother of Frank F. Khulusi.

   Thomas A. Maloof has served as a director of the Company since May 1998. Mr. Maloof is the President of Perinatal Practice Management, Inc. From September 1997 until February 1998, Mr. Maloof served as Chief Financial Officer of Prospect Medical Holdings. From January 1995 until September 1997, Mr. Maloof was the Chief Executive Officer of Prime Health of Southern California. From October 1992 until December 1994, Mr. Maloof was President of Foundation Health, a California health plan provider.

   Ronald B. Reck has served as a director of the Company since April 1999. Mr. Reck is Executive Vice President of Applebees International and has worked for Applebees International since 1987.

   A list of executive officers of Registrant is included in Part I of this report. Effective March 1, 1998, the Company accepted Al S. Joseph's resignation as a director of the Company. Effective December 8, 1998, the Company accepted Ahmed Alfi's resignation as a director of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Securities Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, directors and ten percent shareholders are also required by the Commission's rules to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, or representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders were complied with, except that Sam Khulusi inadvertently failed to file a Form 4 with respect to eight separate dispositions of the Company's Common Stock occurring in February 1998. Mr. Khulusi subsequently reported such transactions on Form 5 in February 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the other four executive officers whose compensation exceeded $100,000 during 1998.

                          Summary Compensation Table

                                                              Long Term
                                 Annual Compensation         Compensation
                          ---------------------------------- ------------
                                                                Awards
                                                Other Annual ------------   All Other
   Name and Principal     Fiscal Salary  Bonus  Compensation   Options     Compensation
        Position           Year    ($)   ($)(1)    ($)(2)        (#)          ($)(3)
   ------------------     ------ ------- ------ ------------   -------     ------------
Frank F. Khulusi........   1998  400,000    --        --           --          2,438
 Chairman and Chief        1997  395,266 25,000       --       100,000         2,719
 Executive Officer         1996  303,900    --        --           --          1,352

Theodore R. Sanders(4)..   1998  147,692 36,225       --        50,000           --
 Chief Financial Officer

Richard M.
 Finkbeiner(5)..........   1998  239,668                           --          1,871
 Chief Financial Officer   1997  233,063 94,653       --        20,000        17,621(7)
                           1996  128,195 25,000       --       150,000(6)     18,504(10)

Daniel J. DeVries.......   1998  207,221                        30,000         1,972
 Executive Vice            1997  198,486 25,000       --        15,000         2,280
 President, Sales and      1996  198,702 36,937    23,720(8)   130,000(6)      1,342
 Marketing

David R. Burcham(9).....   1998  102,968    --        --           --          1,089
 Executive Vice            1997  197,851 22,500       --        20,000         1,861
  President, Operations    1996  166,667 23,333       --       120,000(6)     50,000(10)

--------
 (1) Reflects bonus paid during the fiscal year.

 (2) "Other Annual Compensation" includes the following, to the extent that the aggregate amount thereof exceeds the lesser of $50,000 or 10% of the total annual salary and bonus reported for the individual: personal benefits received by the named individuals and amounts reimbursed the individuals during the year.

 (3) Unless otherwise specified, the number constitutes Company matching contributions under its 401(k) plan.

 (4) Mr. Sanders joined the Company in May 1997 and was promoted to Chief Financial Officer in September 1998.

 (5) Mr. Finkbeiner joined the Company in June 1996 and resigned in October
     1998.

 (6) In the case of Messrs. Finkbeiner, DeVries and Burcham, includes options to purchase 75,000, 65,000 and 60,000 shares, respectively, that were repriced in 1996.

 (7) Includes $2,375 in Company 401(k) matching contributions and $15,246 for relocation.

 (8) Represents automobile allowance of $18,182 and health insurance premiums of $5,538.

 (9) Mr. Burcham joined the Company in February 1996 and resigned in May 1998.

(10) Represents relocation expenses and allowances paid by the Company.

Option/SAR Grants in Last Fiscal Year

   The following table provides information on option grants in fiscal 1998 to the named executive officers:

                                                Individual Grants
                         ----------------------------------------------------------------
                                         % of Total
                           Number of    Options/SARs                              Grant
                           Securities    Granted to  Exercise                      Date
                           Underlying   Employees in or Base                     Present
                          Options/SARs     Fiscal     Price       Expiration      Value
          Name           Granted (#)(1)   Year(2)     ($/sh)         Date         ($)(3)
          ----           -------------- ------------ -------- ------------------ --------
Frank F. Khulusi........          0           0%     $   N/A         N/A         $    N/A
Theodore R. Sanders.....     10,000         2.1       7.00     August 31, 2008     58,877
                             40,000         8.6       7.1875  September 21, 2008  241,920
Richard M. Finkbeiner...          0           0          N/A         N/A              N/A
Daniel J. DeVries.......     30,000         6.4       6.125     June 15, 2008     155,538
David R. Burcham........          0           0          N/A         N/A              N/A

--------
(1) The options vest at a rate of 20% per year beginning on the first anniversary of the date of grant. Upon the occurrence of certain events resulting in a change of control of the Company or certain major corporate transactions, the options become fully vested and exercisable, subject to certain exceptions and limitations.

(2) The Company granted 467,425 options during fiscal 1998.

(3) As suggested by the Commission's rules on executive compensation disclosure, the Company used the Black-Scholes model of options valuation to determine grant date present value. The Company does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. The present value calculations are based on a ten-year option term with an expected life of seven years. Assumptions include an interest rate of 4.89%, an annual dividend yield of 0% and volatility of 100%.

   The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, the year-end value of unexercised options.

               Aggregate Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Value

                          Shares             Number of Securities
                         Acquired           Underlying Unexercised     Value of Unexercised
                            on     Value       Options at End of      In-the-Money Options at
                         Exercise Realized      Fiscal 1998 (#)      End of Fiscal 1998($)(2)
                         -------- -------- ------------------------- -------------------------
          Name             (#)     ($)(1)  Exercisable Unexercisable Exercisable Unexercisable
          ----           -------- -------- ----------- ------------- ----------- -------------
Frank F. Khulusi........     --   $    --    41,666       58,334     $1,026,025   $1,436,475
Theodore R. Sanders.....   1,200     7,500    5,799       63,001        153,674    1,574,547
Richard M. Finkbeiner...     --        --    53,581            0      1,370,338            0
Daniel J. DeVries.......     --        --    88,290       80,510      2,289,956    2,065,419
David R. Burcham........  51,248   277,868        0            0              0            0

--------
(1) The value realized equals the aggregate amount of the excess of the closing price of the Company's Common Stock reported on the Nasdaq National Market for the exercise date, over the relevant exercise price(s).

(2) Value based on market value of the Company's Common Stock on December 31, 1998, which was $31.75, less the exercise price, times the number of shares issuable pursuant to such options.

Compensation Committee Interlocks and Insider Participation

   Frank F. Khulusi, who served as a member of the Compensation Committee during 1998, is an executive officer of the Company. Mr. Khulusi also serves as a director and was formerly an executive officer of uBid, Inc., a majority-owned subsidiary of the Company, with which the Company has engaged in several transactions which are described under the caption "Certain Relationships and Related Transactions" below. Prior to the formation of uBid's compensation committee, the board of directors of uBid set the compensation of uBid's officers. Daniel J. DeVries, one of the Company's executive officers, and Richard M. Finkbeiner, a former executive officer of the Company, each served on the board of directors of uBid until July 1998.

Employment Agreements

   In January 1995, the Company entered into a three-year employment agreement with Frank F. Khulusi (the "Employment Agreement"). Although the original term of the Employment Agreement expired January 1, 1998, the Employment Agreement further provides for one-year automatic extensions if the Employment Agreement is not terminated by the Company or Mr. Khulusi. In 1997, the Employment Agreement provided for an annual base salary to Mr. Khulusi of $400,000. The Employment Agreement also provides that Mr. Khulusi is entitled to certain severance benefits in the event that his employment is terminated by the Company "without cause" or by Mr. Khulusi for "good reason" or following a "change of control" (all as defined in the Employment Agreement). In such cases, Mr. Khulusi would receive two times his salary and bonus for the preceding twelve months in a lump sum distribution following notice of termination.

Compensation of Directors

   The Company compensates directors who are not employed by the Company or its affiliates $5,000 per meeting, up to a maximum of four meetings per year, plus expenses for services as a director. During 1998, the Company paid Sam Khulusi $10,000 in consulting fees in connection with his work on real estate transactions. Under the Directors' Non-Qualified Stock Option Plan, as amended, each director who is not an employee of the Company is entitled to receive an option to purchase 5,000 shares of the Company's Common Stock upon joining the Board. After the initial grant described above, each director receives an additional option to purchase 5,000 shares of the Company's Common Stock on the date of each succeeding annual meeting of stockholders so long as the director had served on the Board for at least one year. Options are granted at fair market value on the date of grant and vest on the first anniversary of the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock and the Common Stock of uBid, Inc. as of April 16, 1999: (i) by each of the Company's executive officers included in the Summary Compensation Table set forth under the caption "Executive Compensation"; (ii) by each director; (iii) by all current directors and executive officers of the Company as a group; and (iv) by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.

                                  Company Common Stock                    uBid Common Stock
                          ------------------------------------- -------------------------------------
                           Number of Shares  Percent of Shares   Number of Shares  Percent of Shares
  Name and Address(1)     Beneficially Owned Beneficially Owned Beneficially Owned Beneficially Owned
  -------------------     ------------------ ------------------ ------------------ ------------------
Frank F. Khulusi........      1,827,993(2)          17.5%                 0                 *
Sam U. Khulusi..........      1,916,585(3)          18.5%                 0                 *
Daniel J. DeVries.......         97,390(4)             *                  0                 *
Theodore R. Sanders.....          9,466(5)             *                  0                 *
Thomas A. Maloof........          5,000(6)             *              5,450                 *
Ronald B. Reck..........          3,750                *              1,000                 *
Richard M. Finkbeiner...         93,581                *                  0                 *
David R. Burcham........              0                *                200                 *
All directors and
 executive officers as a
 group (7 persons)......      3,860,184             36.6%             6,650                 *

--------
 * Less than 1%

(1) Unless otherwise indicated, the address for each person is 2555 W. 190th Street, Torrance, California 90504.

(2) Includes (i) 8,575 shares held in trust for the benefit of the children of Basimah Khulusi, and (ii) 58,333 shares underlying options which are presently vested or will vest within 60 days of April 16, 1999.

(3) Includes 13,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 16, 1999.

(4) Includes 96,790 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 16, 1999.

(5) Includes 9,466 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 16, 1999.

(6) Includes 5,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 16, 1999.

(7) This figure includes an aggregate of 182,589 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 16, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Historical Intercompany Relationships

   uBid was a wholly-owned subsidiary of the Company until its December 1998 initial public offering (the "Offering"). The Company currently owns approximately 80.1% of the outstanding capital stock of uBid. Mr. Frank Khulusi is a director of uBid and serves as its Secretary. As a wholly-owned subsidiary, uBid received various services provided by the Company, including administration (accounting, human resources, legal), warehousing and distribution (through June 1998), Internet/telecom and joint marketing. The Company has also provided uBid with the services of a number of its executives and employees. In consideration for these services, the Company historically allocated a portion of its overhead costs related to such services to uBid. None of these services were provided to uBid pursuant to any written agreement between uBid and the Company.

Separation of uBid from the Company

   The Company has announced that, subject to certain conditions, the Company intends to separate uBid from the Company's other operations and businesses (the "Separation") and to distribute to its stockholders all of the uBid Common Stock owned by the Company (the "Distribution") in no event prior to June 7, 1999. The Separation will establish uBid as a stand-alone entity with objectives separate from those of the Company. In December 1998, uBid and the Company entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement") and certain other agreements providing for the Separation and the Distribution, the provision by the Company of certain interim services to uBid, and addressing employee benefit arrangements, and tax and other matters. These agreements (the "Ancillary Agreements") are discussed below.

Separation and Distribution Agreement

   The Separation and Distribution Agreement entered into between uBid and the Company sets forth certain agreements among uBid and the Company, with respect to the principal corporate transactions required to effect the Separation, the Offering and the Distribution, and certain other agreements governing the relationship among the parties thereafter.

   The Distribution. The Separation and Distribution Agreement provides that, subject to the terms and conditions thereof, the Company and uBid will take all reasonable steps necessary and appropriate to cause all conditions to the Distribution to be satisfied and to effect the Distribution. The Board of Directors of the Company will have the sole discretion to set the date of the distribution (the "Distribution Date") for any date after June 7, 1999 and ending on or prior to December 31, 1999. In accordance with the Separation and Distribution Agreement, completion of the Distribution will be subject to the satisfaction, or waiver by the Board, of the following conditions: (i) the opinion of PricewaterhouseCoopers LLP as to the tax-free nature of the Distribution (the "PwC Opinion") shall have been obtained, in form and substance satisfactory to the Company, and be confirmed at the time of Distribution; (ii) if the Company decides to seek a private letter ruling from the Internal Revenue Service (a "Letter Ruling"), the Letter Ruling shall have been obtained and remain effective consistent with the conclusions reached in the PwC Opinion, and such ruling shall be in form and substance satisfactory to the Company, in its sole discretion; (iii) any material Governmental Approvals and Consents (as such terms are defined in the Separation and Distribution Agreement) necessary to consummate the Distribution shall have been obtained and shall be in full force and effect; (iv) no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Distribution shall be in effect, and no other event outside the control of the Company shall have occurred or failed to occur that prevents the consummation of the Distribution; and (v) no other events or developments shall have occurred subsequent to the closing of the Offering that, in the judgment of the Board, would result in the Distribution having a material adverse effect on the Company or its stockholders. The Company has agreed to consummate the Distribution, subject to the satisfaction of the conditions set forth above.

The Company may terminate the obligation to consummate the Distribution if the Distribution has not occurred by December 31, 1999, unless extended by the Company and uBid. In addition, the Separation and Distribution Agreement may be amended or terminated at any time prior to the Distribution Date by the mutual consent of uBid and the Company.

   The Company and uBid have agreed that none of the parties will take, or permit any of its affiliates to take, any action which reasonably could be expected to prevent the Distribution from qualifying as a tax-free distribution to the Company and its stockholders pursuant to Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"). The parties have also agreed to take any reasonable actions necessary in order for the Distribution to qualify as a tax-free distribution to the Company and its stockholders pursuant to Section 355 of the Code. Without limiting the foregoing, prior to the Distribution Date, uBid agreed not to issue or grant, directly or indirectly, any shares of its capital stock or any rights, warrants, options or other securities to purchase or acquire (whether upon conversion, exchange or otherwise) any shares of its capital stock (whether or not then exercisable, convertible or exchangeable) that would affect the tax-free nature of the Distribution.

   Registration Rights. The Separation and Distribution Agreement provides that the Company, and Messrs. Frank and Sam Khulusi, holders of approximately 18% and 19%, respectively of Company Common Stock, will have the right in certain circumstances, but in no event prior to June 7, 1999 (in the case of the Company) and 180 days after the Distribution (in the case of Messrs. Frank and Sam Khulusi), to require uBid to use its best efforts to register for resale shares of uBid Common Stock held by them under the Securities Act of 1933, as amended ("1933 Act"), subject to certain conditions, limitations and exceptions ("Demand Registration"). uBid also has agreed with the Company and Messrs. Frank and Sam Khulusi that if uBid files a registration statement for the sale of securities under the 1933 Act, then such persons may, subject to certain conditions, limitations and exceptions, include in such registration statement shares of uBid Common Stock held by them ("Piggyback Registration"). In addition, for an additional 90 days after the applicable 180-day period, uBid will be entitled to include its shares in any requested Demand Registration and to reduce the number of shares to be sold by the Company or Messrs. Frank and Sam Khulusi thereunder to a minimum of 20%, collectively, of the total offering plus the amount of any underwriters' over-allotment option. In the case of Messrs. Frank and Sam Khulusi, uBid will bear up to $100,000 of the cost of the first, and up to $50,000 of the second, requested registrations and will bear the cost of all piggyback registrations. In addition, the Company's registration rights will terminate upon consummation of the Distribution.

   Releases and Indemnification. The Separation and Distribution Agreement provides for a full and complete release and discharge as of the closing date of the Offering of all liabilities, known or unknown, existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the closing date of the Offering, between uBid and the Company (including any contractual agreements or arrangements existing or alleged to exist between them on or before the closing date of the Offering), except as expressly set forth in the Separation and Distribution Agreement.

   Except as provided in the Separation and Distribution Agreement, uBid has agreed to indemnify, defend and hold harmless the Company and each of the Company's directors, officers and employees from and against all liabilities relating to, arising out of or resulting from: (i) the failure of uBid or any other person to pay, perform or otherwise promptly discharge any liabilities of uBid in accordance with their respective terms; (ii) any breach by uBid of the Separation and Distribution Agreement or any of the Ancillary Agreements; and (iii) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Prospectus or the Registration Statement used in connection with the Offering.

   Except as provided in the Separation and Distribution Agreement, the Company has agreed to indemnify, defend and hold harmless uBid and each of uBid's directors, officers and employees from and against all liabilities relating to, arising out of or resulting from: (i) the failure of the Company or any other person to pay, perform or otherwise promptly discharge any liabilities of the Company other than the liabilities of uBid; and (ii) any breach by the Company of the Separation and Distribution Agreement or any of the Ancillary Agreements. Neither uBid nor the Company is obligated under the Separation and Distribution Agreement to indemnify the other for: (i) any liability, contingent or otherwise, assumed, transferred, assigned or allocated to the other under the Separation and Distribution Agreement or any Ancillary Agreement; (ii) any liability for the sale, lease, construction or receipt of goods, property or services purchased, obtained or used in the ordinary course of business between the parties prior to December 9, 1998; (iii) any liability for unpaid amounts for products or services or refunds owing on products or services due on a value-received basis for work done by one party at the request or on behalf of the other; (iv) any liability that uBid or the Company may have with respect to indemnification or contribution pursuant to the Separation and Distribution Agreement for claims brought against other party by third persons; or (v) generally, any liability the release of which would result in the release of any person other than a person released pursuant to the Separation and Distribution Agreement.

   The Separation and Distribution Agreement contains provisions that govern, except as otherwise provided in any Ancillary Agreement, the resolution of disputes, controversies or claims that may arise between or among the parties. These provisions contemplate that efforts will be made to resolve disputes, controversies and claims by escalation of the matter to senior management (or other mutually agreed) representatives of the parties. If such efforts are not successful, any party may submit the dispute, controversy or claim to mandatory, binding arbitration, subject to the provisions of the Separation and Distribution Agreement. The Separation and Distribution Agreement contains procedures for the selection of a sole arbitrator of the dispute, controversy or claim and for the conduct of the arbitration hearing, including certain limitations on discovery rights of the parties. These procedures are intended to produce an expeditious resolution of any such dispute, controversy or claim.

   In the event that any dispute, controversy or claim is, or is reasonably likely to be, in excess of $5 million, or in the event that an arbitration award in excess of $5 million is issued in any arbitration proceeding commenced under the Separation and Distribution Agreement, subject to certain conditions, any party may submit such dispute, controversy or claim to a court of competent jurisdiction and the arbitration provisions contained in the Separation and Distribution Agreement will not apply. In the event that the parties do not agree that the amount in controversy is in excess of $5 million, the Separation and Distribution Agreement provides for arbitration of such disagreement.

   Noncompetition; Certain Business Transactions. The Separation and Distribution Agreement provides that, for a period of nine months after the Distribution Date, the Company will not directly or indirectly, including by way of acquisition of other companies, engage in the Internet online auction business in substantially the same manner and format as conducted by uBid on the date of the Separation and Distribution Agreement. The Separation and Distribution Agreement also provides for the allocation of certain corporate opportunities during the period prior to the Distribution Date. During this period, neither uBid nor the Company will have any duty to communicate or offer such opportunities to the other and may pursue or acquire any such opportunity for itself or direct such opportunity to any other person. Except as otherwise contemplated under the intercompany agreements, it is anticipated that all contracts between uBid and the Company after consummation of the Offering will be at arms length.

   Expenses. Except as expressly set forth in the Separation and Distribution Agreement or in any Ancillary Agreement, whether or not the Distribution is consummated, each party will bear its own respective third-party fees, costs and expenses paid or incurred in connection with the Distribution.

   Company Stock Options. Options to purchase Common Stock of the Company that were granted on or prior to December 9, 1998 and that are outstanding as of the Distribution Date will, as of the Distribution Date, become options to purchase shares of both uBid common stock and Company Common Stock ("Adjusted Options"). The number of shares of uBid common stock that will be subject to such Adjusted Options will be based upon the ratio of the number of shares of uBid common stock distributed to the Company's stockholders in the Distribution divided by the total number of shares of Company Common Stock outstanding on the record date for the Distribution. In addition, the exercise price for each Adjusted Option will be allocated between the option to purchase Company Common Stock and the option to purchase uBid common stock based on the respective pre- and post-Distribution prices of Company Common Stock and uBid common stock on the Nasdaq National Market. The options to purchase uBid common stock covered by the Adjusted Options will be issued under uBid's 1998 Stock Incentive Plan. As of March 26, 1999, there were outstanding options to purchase 777,051 shares of Company Common Stock. Based on the number of shares of Company Common Stock and options to purchase Company Common Stock outstanding on March 26, 1999 and the number of shares of uBid Common Stock outstanding on such date, options to purchase approximately 548,935 shares of uBid Common Stock would be granted in connection with Adjusted Options.

   As a result of the Distribution, any options to purchase the Company's Common Stock issued after the closing date of the Offering will not be convertible into options to purchase uBid common stock. Therefore, options to purchase Company Common Stock granted between the closing date of the Offering and the Distribution Date, including the options granted to Mr. Reck upon his appointment to the Company's Board of Directors and options to be granted to Sam Khulusi and Thomas Maloof on the date of the Company's 1999 Annual Meeting of Shareholders, will be adjusted (without creating an option for uBid common stock as described in the preceding paragraph) to preserve the intrinsic value of such options in accordance with the terms of the Directors' Non-Qualified Stock Option Plan and consistent with applicable accounting rules.

   Termination. The Separation and Distribution Agreement may be terminated at any time prior to the Distribution Date by the mutual consent of the Company and uBid. In the event of any termination of the Separation and Distribution Agreement, only the provisions of the Separation and Distribution Agreement that obligate the parties to pursue the Distribution, or take, or refrain from taking, actions which would or might prevent the Distribution from qualifying for tax-free treatment under Section 355 of the Code, will terminate, and the other provisions of the Separation and Distribution Agreement and each Ancillary Agreement will remain in full force and effect.

Services Agreement

   In December 1998, uBid and the Company entered into a services agreement (the "Services Agreement") pursuant to which the Company provides to uBid various administrative services, including general accounting services, credit services and payroll and benefits administration. Except as noted below, the following services will be provided by the Company until the Distribution is consummated.

   General Accounting Services. Pursuant to the Services Agreement, the Company provides uBid with accounts payable services and general ledger services. The services are provided on a cost-plus 10% basis.

   Credit Services. The Services Agreement also provides for the provision by the Company to uBid of credit services, including full credit checking and analysis at a cost to uBid of $1.50 per transaction. The Company will undertake to use its best efforts to process each credit check within 24 hours of receipt of uBid's request.

   Payroll and Benefits Administration. Under the Services Agreement, the Company administers uBid's payroll and uBid's employees are covered under the Company's health insurance plan and participate in the Company's 401(k) plan. uBid reimburses the Company for all payroll and benefits costs, and the Company receives a monthly servicing fee on a cost-plus 10% basis per covered or participating employee.

   Payments pursuant to the Service Agreement are made monthly in arrears within 30 days after uBid's receipt of an invoice detailing the services rendered. uBid believes that the fees for services to be provided under the Services Agreement are no less favorable to uBid than could have been obtained by uBid from unaffiliated third parties.

   Any services rendered to uBid by the Company beyond the services to be provided under the terms of the Services Agreement that the Company determines are not covered by the fees provided for under the terms of the Services Agreement will be billed to uBid as described in the Services Agreement, or on such other basis as uBid and the Company may agree, provided that the price payable by uBid for non-covered services will be established on a negotiated basis which is no less favorable to uBid than the charges for comparable services from unaffiliated third parties.

   Termination of the Services Agreement at Distribution. uBid and the Company expect that, as of the Distribution Date, the Services Agreement will be terminated and the Company will no longer perform the transactional and administrative services described above and certain other services historically performed by the Company.

Tax Indemnification and Allocation Agreement

   uBid and the Company have entered into a Tax Indemnification and Allocation Agreement, which provides that if any one of certain events occurs, and such event causes the Distribution not to be a tax-free transaction to the Company under Section 355 of the Code, then uBid will indemnify the Company for income taxes the Company may incur by reason of the Distribution not so qualifying under the Code (the "Distribution Taxes"). Such events include any breach of representations relating to uBid's activities and ownership of its capital stock made to the Company or in connection with the PwC Opinion or any solicitation of a Letter Ruling. In connection with the Distribution, confirmation of the PwC Opinion at the time of the Distribution and any Letter Ruling, uBid will likely make certain representations regarding its intentions at the time of the Distribution with respect to its business.

   The Tax Indemnification and Allocation Agreement also provides that the Company will indemnify uBid for Distribution Taxes for which uBid has no liability to the Company under the circumstances described above.

   In addition to the foregoing indemnities, the Tax Indemnification and Allocation Agreement provides for: (i) the allocation and payment of taxes for periods during which uBid and the Company are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state tax purposes; (ii) the allocation of responsibility for the filing of tax returns; (iii) the conduct of tax audits and the handling of tax controversies; and (iv) various related matters.

   For periods during which uBid is included in the Company's consolidated federal income tax returns or state consolidated, combined, or unitary tax returns (which will include the periods on or before the Distribution Date), uBid will be required to pay an amount of income tax equal to the amount it would have paid had it filed its tax return as a separate entity, except in cases where the consolidated or combined group as a whole realizes a detriment from consolidation or combination. uBid will be responsible for its own separate tax liabilities that are not determined on a consolidated or combined basis. uBid will also be responsible in the future for any increases to the consolidated tax liability of uBid and the Company that is attributable to uBid, and will be entitled to refunds for reductions of tax liabilities attributable to uBid for prior periods.

   uBid will be included in the Company's consolidated group for federal income tax purposes so long as the Company beneficially owns at least 80% of the total voting power and value of the outstanding common stock of uBid. Each corporation that is a member of a consolidated group during any portion of the group's tax year is jointly and severally liable for the federal income tax liability of the group for that year. While the Tax Indemnification and Allocation Agreement allocates tax liabilities between uBid and the Company during the period on or prior to the Distribution Date in which uBid is included in the Company's consolidated group, uBid could be liable in the event federal tax liability allocated to the Company is incurred, but not paid, by the Company or any other member of the Company's consolidated group for the Company's tax years that include such periods. In such event, uBid would be entitled to seek indemnification from the Company pursuant to the Tax Indemnification and Allocation Agreement.

   As a condition to the Company effecting the Distribution, uBid will be required to indemnify the Company for any tax liability suffered by the Company arising out of actions by uBid after the Distribution that would cause the Distribution to lose its qualification as a tax-free distribution or to be taxable to the Company for federal income tax purposes under Section 355 of the Code. For example, Section 355 generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. To ensure that issuances of equity securities by uBid will not cause the Distribution to be taxable to the Company, the Tax Indemnification and Allocation Agreement contains certain restrictions on issuances of equity securities of uBid and its repurchase of equity securities until three years following the Distribution Date (the "Restriction Period"). Until the second anniversary of the Distribution Date, uBid cannot issue its common stock and other equity securities (including the shares sold in the Offering) that would cause the number of shares of Common Stock distributed by the Company in the Distribution to constitute less than 60% of the outstanding shares of Common Stock unless uBid first obtains either the consent of the Company or a favorable IRS letter ruling that the issuance will not affect the tax-free status of the Distribution. After this period until the end of the third year from the Distribution Date, uBid cannot issue its common stock and other equity securities that, when combined with equity securities sold in and after the Offering would cause the number of shares of uBid common stock distributed by the Company in the Distribution to constitute less than 55% of the outstanding shares of uBid common stock unless uBid first obtains the consent of the Company or a favorable IRS letter or opinion of tax counsel that the issuance would not affect the tax-free status of the Distribution. These restrictions on the issuance of equity securities may impede the ability of uBid to raise necessary capital or to complete acquisitions, if any, using equity securities. The foregoing prohibitions do not apply to issuances of debt securities of uBid that are not convertible into Common Stock or other equity securities. The same requirements for an IRS ruling, consent of the Company or an opinion of counsel are applicable to any proposed repurchases of uBid common stock during the Restriction Period.

Joint Marketing Agreement

   uBid and the Company have entered into a joint marketing agreement (the "Marketing Agreement"), pursuant to which the Company and uBid agreed to continue certain joint marketing efforts presently in place. The Marketing Agreement provides that uBid will continue to be presented on the home page of the Company's "PC Mall" Website on at least one quarter of the page as well as receive a banner advertisement on the home page of the Company's "PC Mall" Website. The Marketing Agreement provides that uBid will provide to the Company a button that "clicks through" from the home page of uBid's Website to the Company's "PC Mall" Website. As consideration for these marketing services, uBid will either make a payment of $10,000 per month to the Company or the Company, in its sole discretion, may elect to receive a banner advertisement on each page of uBid's Website in lieu of the monthly payment. The Marketing Agreement has a term of one year and is terminable by either party upon 60 days prior written notice.

Internet/Telecommunications Agreement

   uBid and the Company have also entered into an Internet/telecommunications agreement (the "Internet/Telecommunications Agreement") pursuant to which the Company will continue to provide uBid with certain Internet and telecommunications services, including hosting uBid's Website. uBid agreed to reimburse the Company for all telecommunications charges (other than personnel charges), as well as pay additional monthly personnel charges on a cost-plus 10% basis and capital equipment charges based on standard lease rates. The Internet/Telecommunications Agreement has an initial term of one year and is cancelable, at the option of either party, upon 90 days prior written notice, provided that, upon such cancellation, uBid will be required to purchase all capital equipment from the Company at its depreciated book value.

Sublease Agreement

   In July 1998, uBid and the Company entered into a sublease currently covering 100,000 square feet of the Company's 325,000 square foot distribution center in Memphis, Tennessee. The sublease provides for uBid's continued use of the Company's sophisticated inventory control and shipping systems during the term of the sublease. The sublease is at a monthly rate equal to the Company's obligations to the landlord, plus taxes and utilities, and will expire in 2002.

Other Relationships with the Company

   Company Credit Agreement. The Company is party to a credit agreement pursuant to which it has a credit facility of up to $60 million. Under the credit agreement, each of the Company's subsidiaries, including uBid, is required to guarantee the Company's obligations and to grant the lender a security interest in its assets to secure the obligations under the guaranty. The lender has signed a letter consenting to the Distribution and releasing uBid's guaranty obligations and the lender's security interest in uBid's assets. In connection with obtaining the lender's consent thereto, uBid and the Company have entered into an agreement with the lender that provides that, through the Distribution Date, neither uBid nor the Company will make certain transfers to each other of their respective assets which might impair the effectiveness or enforceability of the lender's security interest in assets of the Company.

   Payable to the Company. Since uBid's inception in 1997, the Company has provided the funds to finance uBid's operations in the form of advances that bear interest at the prime rate. uBid had amounts due to the Company for working capital and fixed asset purchases (the "Payable") totaling approximately $4.6 million as of December 31, 1998, of which $3.3 million is represented by a note due in June 2000 with interest payable monthly, and the remaining $1.3 million of which was repaid during the first quarter of 1999. Advances made by the Company after the first quarter of 1999, if any, will be repaid within the respective quarter.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on April 30, 1999.

                              CREATIVE COMPUTERS, INC.

                              By:  /s/ THEODORE R. SANDERS
                                   -------------------------------------
                                       Theodore R. Sanders
                                       Chief Financial Officer