Form 10-Q
period 1999-03-31
CREATIVE COMPUTERS INC
filed 1999-05-17
CIK 937941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1999


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

                            Yes    [X]      No    [_]

   There were 10,385,538 outstanding shares of Common Stock at May 11, 1999.

                            Creative Computers, Inc.

                               Index to Form 10-Q


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1  Financial Statements

Consolidated Balance Sheet.............................................    3

Consolidated Statement of Operations...................................    4

Consolidated Statement of Cash Flows...................................    5

Condensed Notes to Consolidated Financial Statements...................    6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................    8


PART II - OTHER INFORMATION............................................   11

Item 6   Exhibit and Reports on Form 8-K...............................   11

SIGNATURE..............................................................   11

ITEM 1   FINANCIAL STATEMENTS

                            Creative Computers, Inc.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands except share data)

                                                             March 31, 1999
                                                               (unaudited)     December 31, 1998
                                                             ---------------   -----------------
Assets
Current assets:
Cash and cash equivalents                                          $ 27,906             $ 32,495
Accounts receivable, net of allowance for
    doubtful accounts                                                40,605               39,775
Inventories                                                          43,688               47,971
Prepaid expenses and other current assets                             3,207                3,991
Income tax refund receivable                                            187                  190
Deferred income taxes                                                 4,978                5,216
                                                                   --------             --------
     Total current assets                                           120,571              129,638
                                                                   --------             --------
Property, plant and equipment, net                                   15,615               14,910
Goodwill, net                                                        12,198               12,318
Deferred income taxes                                                 1,262                1,262
Other assets                                                            104                  138
                                                                   --------             --------
                                                                   $149,750             $158,266
                                                                   ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                   $ 61,493             $ 71,142
Accrued expenses and other current liabilities                       13,237               15,569
Line of credit                                                        4,500                    -
Capital leases - current portion                                        229                  116
Notes payable - current portion                                           6                    6
                                                                   --------             --------
     Total current liabilities                                       79,465               86,633
                                                                   --------             --------
Capital leases                                                          238                    6
Notes payable                                                           155                  155
                                                                   --------             --------

     Total liabilities                                               79,858               86,994

Minority Interest                                                     3,041                3,708

Stockholders' equity:
Common stock, $.001 par value; 15,000,000 shares
    authorized; 10,375,893 and 10,105,258 shares issued                  11                   10
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding                               -                    -
Additional paid-in capital                                           83,944               82,361
Treasury stock, at cost: 15,000 shares                                  (91)                 (91)
Retained earnings (accumulated deficit)                             (17,013)             (14,716)
                                                                   --------             --------
     Total stockholders' equity                                      66,851               67,564
                                                                   --------             --------
                                                                   $149,750             $158,266
                                                                   ========             ========

           See condensed notes to consolidated financial statements.

                            Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                        For the three months ended
                                                                March 31,
                                                        --------------------------
                                                          1999              1998
                                                          ----              ----
Net sales                                               $210,603          $164,134

Cost of goods sold                                       187,588           147,878

Retail store closure inventory reserves                        -             3,679
                                                        --------          --------
 Gross profit                                             23,015            12,577

Selling, general and administrative expenses              25,006            26,377

Expenses related to retail store closures                      -             6,773

uBid stock-based compensation                                885                 -
                                                        --------          --------
Income (loss) from operations                             (2,876)          (20,573)

Interest income (expense), net                               150               (87)
                                                        --------          --------
Income (loss) before income taxes                         (2,726)          (20,660)

Income tax provision (benefit)                               238            (7,851)
                                                        --------          --------
Income (loss) before minority interest                    (2,964)          (12,809)

Minority interest                                            667                 -
                                                        --------          --------
Net income (loss)                                       $ (2,297)         $(12,809)
                                                        ========          ========
Basic earnings (loss) per share                           $(0.22)           $(1.27)
                                                        ========          ========
Diluted earnings (loss) per share                         $(0.22)           $(1.27)
                                                        ========          ========
Basic weighted average number of
  shares outstanding                                      10,340            10,121
                                                        --------          --------
Diluted weighted average number of
  shares outstanding                                      10,340            10,121
                                                        ========          ========

           See condensed notes to consolidated financial statements.

                             Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

                                                                    For the three months ended
                                                                                March 31,
                                                                    --------------------------
                                                                       1999             1998
                                                                       ----             ----
Cash flows from operating activities:
 Net income (loss)                                                   $(2,297)         $(12,809)
 Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities:
 Depreciation and amortization                                         1,239               965
 Provision (benefit) for deferred income taxes                           238            (5,368)
 Loss on disposal of property, plant and equipment                         -             2,052
 Loss on impairment of goodwill                                            -             3,095
 uBid non-cash stock-based compensation charge                           885                 -
 Minority interest                                                      (667)                -
 Changes in assets and liabilities, net of acquisition:
  Accounts receivable                                                   (830)            1,313
  Inventories                                                          4,283             8,569
  Prepaid expenses and other current assets                              772            (2,232)
  Other assets                                                            34              (637)
  Accounts payable                                                    (9,649)           11,603
  Accrued expenses and other current liabilities                      (2,332)              623
  Income taxes refund receivable                                           3              (246)
                                                                     -------          --------
  Total adjustments                                                   (6,024)           19,737
                                                                     -------          --------
Net cash (used in) provided by operating activities                   (8,321)            6,928
                                                                     -------          --------
Cash flows from investing activities:
 Purchase of property, plant and equipment                            (1,812)           (1,489)
                                                                     -------          --------
Net cash used in investing activities                                 (1,812)           (1,489)
                                                                     -------          --------
Cash flows from financing activities:
 Net payments under notes payable                                          -              (184)
 Net borrowings (payments) under Line of Credit                        4,500            (2,621)
 Principal borrowings (payments) of obligations under capital lease      345               (43)
 Proceeds from stock issued under stock option plans                     699               249
                                                                     -------          --------
Net cash provided by (used in) financing activities                    5,544            (2,599)
                                                                     -------          --------
Net (decrease) increase in cash and cash equivalents                  (4,589)            2,840
Cash and cash equivalents:
 Beginning of the period                                              32,495             8,018
                                                                     -------          --------
 End of the period                                                   $27,906          $ 10,858
                                                                     =======          ========

               See condensed notes to consolidated financial statements.

                            Creative Computers, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The consolidated interim financial statements include the accounts of Creative Computers, Inc. (a Delaware corporation) and its wholly and majority owned subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. Net Income (Loss) Per Share

     Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised. The computation of Basic and Diluted EPS is as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                         ----------------------------
                                                          1999                 1998
                                                         -------             --------
                                                      (in thousands except per share data)

     Net income (loss)                                   $(2,297)            $(12,809)
                                                         =======             ========
     Weighted average shares - Basic                      10,340               10,121
     Effect of dilutive stock options
       and warrants                                            -                    -
                                                         -------             --------
     Weighted average shares-Diluted                      10,340               10,121
                                                         =======             ========
     Net earnings/(loss) per share-Basic                 $ (0.22)            $  (1.27)
                                                         =======             ========
     Net earnings/(loss) per share-Diluted               $ (0.22)            $  (1.27)
                                                         =======             ========

3. Initial Public Offering of uBid, Inc.

     On December 9, 1998, uBid, Inc., a subsidiary of the Company, completed an initial public offering (the Offering) of 1,817,000 shares of common stock at an offering price of $15.00 per share. Net proceeds to uBid were $23.8 million, and are being used for advertising and brand development of uBid's infrastructure to support growth, and for uBid's general corporate purposes. The shares sold to the public in the offering represent approximately 19.9% of uBid's outstanding common stock. The Company will continue to own the remaining 80.1% of uBid but intends to distribute, subject to the satisfaction of certain conditions, its ownership in uBid by means of a tax-free stock dividend to the Company's stockholders in 1999, but in no event prior to June 7, 1999.

4. Retail Store Closures

     In February 1998, the Company closed one retail store acquired from Elek-Tek and on March 20, 1998, the Company announced the closure of six retail stores to focus its efforts on its catalog, corporate and Internet channels of distribution. The closed retail stores generated 9% of the Company's first-quarter 1998 sales, but had operating losses approaching $2.0 million for that quarter. The Company recorded a one-time pretax restructuring charge of $10.5 million relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were $3.1 million in write-offs of goodwill, $1.9 million in write-offs of fixed assets, $1.5 million reserve for lease exit costs, and $0.3 million in employee-related severance costs. Recorded as cost of sales were $3.7 million of reserves for store inventory. No reserves remain at March 31, 1999 related to the retail showroom closures. In addition, during the first quarter of 1998, $7.0 million of pretax write-offs were taken primarily relating to a more rapid decline in Mac sales during the quarter and the effects on inventory and receivables of rapid price erosion and other changes in the industry during the quarter.

5. Reporting of Comprehensive Income (Loss)

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income (loss) for the quarter ended March 31, 1999 and 1998 was equivalent to net income (loss) reported in the consolidated statement of operations. The Company does not expect SFAS 130 to have a material effect on future financial statements.

6. Segment Information

     The Company has two reportable segments: mail order/catalog and Internet auction. The mail order/catalog segment sells personal computer hardware, software, and peripheral products through means of catalog distribution, Internet websites, and outbound telemarketing. Prices are set based on available inventory and market conditions.

     The Internet auction segment offers consumers and small- to medium-sized businesses excess, refurbished, closeout and limited edition merchandise through live-action bidding. The segment's Internet auctions feature a rotating selection of brand name computer, consumer electronics, home/leisure and sports/fitness products. Prices are determined by the highest bidders.

     Summarized segment information for the three months ended March 31, 1999 and 1998 is as follows:

                                             March 31, 1999
                                             (in thousands)
                             ----------------------------------------------------
                                           Gross      Operating           Total
                                 Sales     Profit    Profit (Loss)        Assets
                             ----------------------------------------------------
        Mail Order/Catalog      $176,289   $20,038       $    677        $114,043
        Internet Auction          34,314     2,977         (3,553)         35,707
        Consolidated             210,603    23,015         (2,876)        149,750


                                       March 31, 1998                  December 31, 1998
                                       (in thousands)                   (in thousands)
                           ---------------------------------------  ------------------------
                                           Gross      Operating            Total
                                 Sales     Profit    Profit (Loss)         Assets
                             -------------------------------------  ------------------------
      Mail Order/Catalog        $ 62,059   $10,686       $(19,709)        $123,641
      Internet Auction             2,075     1,891           (864)          34,625
      Consolidated               164,134    12,577        (20,573)         158,266

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Developments

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to large corporations, small businesses, home offices and individual consumers through the Internet, dedicated inbound and outbound telemarketing sales executives, a direct sales force, retail showrooms and direct response catalogs.

During the first quarter of 1998, the Company closed seven out of eight retail stores to focus its efforts on its corporate, Internet sales channels and catalog. In December 1998, uBid completed an initial public offering of 1,817,000 shares of its common stock. The Company intends to distribute to shareholders, subject to the satisfaction of certain conditions, its remaining 80.1% ownership in uBid by means of a tax-free stock dividend in 1999, but in no event prior to June 7, 1999. There can be no assurances, however, as to when or if the proposed spin-off will take place.

In March 1999, the Company launched eCOST.com as a wholly-owned subsidiary. eCOST.com offers a broad selection of name-brand computer products, most of which are sold at wholesale cost plus itemized fees for processing and shipping the order.

Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Unless otherwise stated, all comparisons are results which exclude the closed retail stores.

Net sales for the quarter ended March 31, 1999 were $211 million, a 43% increase over last year's first quarter. Including net sales from the closed retail stores, net sales from all operations grew 28% from $164 million for the first quarter last year. Net sales for the quarter from uBid accounted for $34.3 million. PC/WINTEL sales increased 7% from $99.0 million in last year's comparable quarter to $106.0 million for the three months ended March 31, 1999. Apple/Macintosh- related product sales increased 36% to $89.7 million for the three months ended March 31, 1999 as compared with $66.0 million for the comparable period in the prior year. PC/WINTEL sales comprised over 50% of total net sales for the first quarter in 1999 versus 60% for the same quarter last year. The mix change reflects a recovery of Mac sales from last year's depressed levels.

Gross profit from all operations increased $2.7 million due to increased sales, partially offset by a decline in profit margin. Excluding uBid, gross profit as a percentage of net sales was 11.4%. This represents a decrease from last year's first quarter gross profit of 12.3%. Including the impact of uBid, gross profit as a percentage of net sales was 10.9%. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expenses for the first quarter of 1999 increased $1.9 million from the prior year, excluding uBid and special charges incurred in 1998. Selling, general and administrative expenses as a percent of net sales declined from 12.0% in last year's first quarter to 11.0% in the first quarter of this year without the investment in uBid, as a result of the restructuring that took place in the first quarter last year, partially offset by increased spending on outbound sales.

Net interest income for the three months ended March 31, 1999 was $150,000 compared to net interest expense of $87,000 for the comparable quarter in 1998. Net interest income for 1999 resulted from the investment of excess cash received by uBid in connection with its IPO, partially offset by expenses of borrowings under the Company's floorplan line of credit. The net interest expense for 1998 resulted from debt incurred and cash invested to acquire Elek-Tek, Inc. and ComputAbility, Inc.

Also included in the operating results in the quarter ended March 31, 1999 was an expected uBid stock-based compensation charge of $0.9 million, while there was no such charge in the comparable period in the prior year.

The Company recorded a $0.2 million income tax provision for the three months ended March 31, 1999, compared to a benefit of $7.9 million in the prior year. The benefit in 1998 primarily resulted from a non-recurring restructuring charge in the first quarter of 1998 related to the closure of the retail stores.

Net loss was $2.3 million for the three months ended March 31, 1999 compared to a net loss of $12.8 million for the same period last year inclusive of closed stores. Excluding the Company's investment in uBid, net income would have been $0.4 million, or $0.04 per diluted share, in the first quarter of 1999.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

As of March 31, 1999, the Company had cash, cash equivalents and short-term investments of $27.9 million and working capital of $41.1 million. Inventories decreased to $43.7 million at March 31, 1999 from $48.0 million at December 31, 1998. Accounts receivable increased to $40.6 million at March 31, 1999 from $39.8 million at December 31, 1998. During the three months ended March 31, 1999, the Company's capital expenditures were $1.8 million, versus $1.5 million for the comparable period last year.

As of March 31, 1999, the Company had an existing credit facility consisting of separate credit lines totaling $60.0 million. Part of the credit facility functions in lieu of a vendor trade payable for inventory purchases, is included in accounts payable, and does not bear interest if paid within terms specific to each vendor. Part of the credit facility functions as a working capital line of credit secured by, and is limited to, a percentage of eligible inventory and accounts receivable, and bears interest at the prime rate. As of March 31, 1999, the Company had $13.2 million in total borrowings under the credit facility. The overall credit facility is secured by substantially all of the Company's assets and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and income and a maximum leverage ratio. At March 31, 1999, the Company is in compliance with all such covenants.

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

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of March 31, 1999, the Company has repurchased 15,000 shares under the program.

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

Initial review of the Company's principal application software through which nearly all of the Company's business is transacted, has determined it to be year 2000 compliant and, as such, the Company does not anticipate any material adverse operational issues to arise. The Company has completed 85% of the year 2000 compliance assessment for critical systems and will complete its assessment by the end of the second quarter of 1999. The Company plans to implement corrective solutions before the end of the third quarter of 1999. To date, the costs incurred by the Company with respect to this project are $0.2 million. Based on current estimates, management expects that the Company's total costs in connection with its year 2000 compliance project will be approximately $0.8 million and will be financed from general corporate funds; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of the assessment phase of the Company's year 2000 project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised principally of external consulting fees and software upgrades. No hardware expenditures for year 2000 are contemplated. The redeployment of internal data processing resources is not expected to materially delay any significant projects. Year 2000 spending is expected to be 10% of total budgeted data processing expenditures. The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create such contingency plan. Upon completion of this project, if systems material to the Company's operations have not been made year 2000 compliant, or if third parties fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. There can be no assurances that the Company will continue to be able to receive the expected benefits from the first quarter 1998 restructuring, or that the uBid spin-off will be consummated. In addition, there can be no assurances that the momentum in PC/Wintel sales will be sustained, that the first quarter trends for Apple, Mac and out-bound sales will continue in future periods, or that the Company's Internet sales will continue to grow. In addition, there can be no assurance that the Company's new eCOST.com subsidiary will be developed successfully, achieve market acceptance or be profitable. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from our expectations include the ability of uBid to achieve a leadership position in its industry either near term or beyond; competition from companies either currently in the market or entering the market; competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer; reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a. Exhibits. The exhibit index attached hereto is incorporated herein by reference.
         b.    Reports on Form 8-K

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CREATIVE COMPUTERS, INC.




Date: May 17, 1999               By   /s/ Ted Sanders
                                      Ted Sanders
                                      Chief Financial Officer

                                      (Duly Authorized Officer of the Registrant
                                       and Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------

    10.37           Tax Indemnification and Allocation Agreement by and between the Company and uBid, Inc., dated as of December 7, 1998, as amended (1)
    10.41*          Employment Agreement dated January 21, 1999 between the
                    Company and S. Keating Rhoads (2)
     27             Financial Data Schedule


_____________
*The referenced exhibit is  a compensatory contract, plan or arrangement.

(1) Incorporated by reference to uBid's Annual Report on Form 10-K for the year ended December 31, 1998.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.