Form 10-Q
period 1999-06-30
CREATIVE COMPUTERS INC
filed 1999-08-16
CIK 937941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999


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

                            Yes      X      No
                                 ---------       ----------


  There were 10,399,586 outstanding shares of Common Stock at August 11, 1999.

                            Creative Computers, Inc.

                               Index to Form 10-Q



PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1 - Financial Statements

Consolidated Balance Sheet...............................................    3

Consolidated Statement of Operations.....................................    4

Consolidated Statement of Cash Flows.....................................    5

Condensed Notes to Consolidated Financial Statements.....................    6

Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................    8


PART II - OTHER INFORMATION..............................................   12

Item 4 - Submission of Matters to a Vote of Security Holders.............   12

Item 6 - Exhibit and Reports on Form 8-K.................................   12

SIGNATURE................................................................   12

ITEM 1   FINANCIAL STATEMENTS

                            Creative Computers, Inc.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands except share data)

                                                             June 30, 1999    December 31, 1998
                                                              (unaudited)
                                                             --------------   -----------------
Assets
Current assets:
Cash and cash equivalents                                         $ 16,061             $  6,442
Accounts receivable, net of allowance for
  doubtful accounts                                                 41,940               39,152
Due from uBid                                                          477                1,277
Inventories                                                         20,638               40,736
Prepaid expenses and other current assets                            3,868                3,796
Net assets of uBid discontinued segment                                  -               18,633
Income tax refund receivable                                           190                  190
Deferred income taxes                                                4,856                5,216
                                                                  --------             --------
     Total current assets                                           88,030              115,442
                                                                  --------             --------
Notes receivable from uBid                                           3,331                3,331
Property, plant and equipment, net                                  14,924               14,391
Goodwill, net                                                       12,077               12,318
Deferred income taxes                                                1,262                1,262
Other assets                                                            52                  138
                                                                  --------             --------
                                                                  $119,676             $146,882
                                                                  ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                  $ 53,933             $ 62,129
Accrued expenses and other current liabilities                      11,782               13,198
Capital leases - current portion                                       199                  116
Notes payable - current portion                                          -                    6
                                                                  --------             --------
     Total current liabilities                                      65,914               75,449
                                                                  --------             --------
Capital leases                                                         204                    6
Notes payable                                                          157                  155
                                                                  --------             --------

     Total liabilities                                              66,275               75,610


Stockholders' equity:
Common stock, $.001 par value; 15,000,000 shares
  authorized; 10,398,736 and 10,375,893 shares issued                   11                   10
Preferred stock, $.001 par value; 5,000,000 shares
  authorized; none issued and outstanding                                -                    -
Additional paid-in capital                                          57,796               75,587
Treasury stock, at cost: 15,000 shares                                 (91)                 (91)
Retained earnings (accumulated deficit)                             (4,315)              (4,234)
                                                                  --------             --------
     Total stockholders' equity                                     53,401               71,272
                                                                  --------             --------
                                                                  $119,676             $146,882
                                                                  ========             ========


           See condensed notes to consolidated financial statements.

                           Creative Computers, Inc.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                   For the three months    For the six months
                                                      ended June 30,         ended June 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Net sales                                         $161,535    $143,183    $337,824    $305,242
Cost of goods sold                                 142,553     125,181     298,804     271,168
Retail store closure inventory reserves                  -           -           -       3,679
                                                  --------    --------    --------    --------
  Gross profit                                      18,982      18,002      39,020      30,395
Selling, general and administrative expenses        19,033      16,579      38,394      41,907
Expenses related to retail store closures                -           -           -       6,773
                                                  --------    --------    --------    --------
Income (loss) from operations                          (51)      1,423         626     (18,285)
Interest income (expense), net                          13         (76)        (38)       (132)
                                                  --------    --------    --------    --------
Income (loss) before income taxes                      (38)      1,347         588     (18,417)
Income tax provision (benefit)                         239         539         477      (6,991)
                                                  --------    --------    --------    --------
Income (loss) before discontinued operations          (277)        808         111     (11,426)
Net loss from discontinued operations               (3,555)       (596)     (6,240)     (1,171)
                                                  --------    --------    --------    --------
Net income (loss)                                 $ (3,832)   $    212    $ (6,129)   $(12,597)
                                                  ========    ========    ========    ========
Earnings (loss) per share
     Continuing operations                        $  (0.03)   $   0.08    $   0.01    $  (1.13)
     Discontinued operations                         (0.34)      (0.06)      (0.60)      (0.11)
                                                  --------    --------    --------    --------
                                                  $  (0.37)   $   0.02    $  (0.59)   $  (1.24)
                                                  ========    ========    ========    ========
Diluted earnings (loss) per share
     Continuing operations                        $  (0.03)   $   0.08    $   0.01    $  (1.13)
     Discontinued operations                         (0.34)      (0.06)      (0.60)      (0.11)
                                                  --------    --------    --------    --------
                                                  $  (0.37)   $   0.02    $  (0.59)   $  (1.24)
                                                  ========    ========    ========    ========
Basic weighted average number of
  shares outstanding                                10,391      10,152      10,365      10,133
                                                  ========    ========    ========    ========
Diluted weighted average number of
  shares outstanding                                10,391      10,244      10,365      10,133
                                                  ========    ========    ========    ========

           See condensed notes to consolidated financial statements.

                           Creative Computers, Inc.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

                                                                          For the six months
                                                                             ended June 30,
                                                                          -------------------
                                                                            1999       1998
                                                                          --------   --------
Cash flows from operating activities:
  Net income (loss)                                                        $(6,129)  $(12,597)
  Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
  Depreciation and amortization                                              2,328      4,580
  Provision (benefit) for deferred income taxes                                360     (7,709)
  Loss on write-off of property, plant and equipment                             -      2,052
  Discontinued operations                                                    6,240      1,888
  Changes in assets and liabilities, net of acquisition:
    Accounts receivable                                                     (1,988)     5,140
    Inventories                                                             20,098     12,986
    Prepaid expenses and other current assets                                 (104)    (3,005)
    Other assets                                                                86        173
    Accounts payable                                                        (8,196)    11,300
    Accrued expenses and other current liabilities                          (1,608)    (2,689)
    Income taxes refund receivable                                               -       (144)
                                                                           -------   --------
    Total adjustments                                                       17,216     24,572
                                                                           -------   --------
Net cash provided by operating activities                                   11,087     11,975
                                                                           -------   --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                 (2,588)    (1,742)
                                                                           -------   --------
Net cash used in investing activities                                       (2,588)    (1,742)
                                                                           -------   --------
Cash flows from financing activities:
  Net payments under notes payable                                              (4)    (4,932)
  Principal borrowings (payments) of obligations under capital leases          281       (118)
  Proceeds from stock issued under stock option plans                          843        291
                                                                           -------   --------
Net cash provided by (used in) financing activities                          1,120     (4,759)
                                                                           -------   --------
Net increase in cash and cash equivalents                                    9,619      5,474
Cash and cash equivalents:
  Beginning of the period                                                    6,442      8,018
                                                                           -------   --------
  End of the period                                                        $16,061   $ 13,492
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

       In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1999 and the results of operations and cash flows for the three and six months ended June 30, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

       Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.  uBid, Inc.

       On December 9, 1998, uBid, Inc., a subsidiary of the Company, completed an initial public offering (the Offering) of 1,817,000 shares of common stock at an offering price of $15.00 per share. Net proceeds to uBid were $23.8 million, and are being used for advertising and brand development of uBid's infrastructure to support growth, and for uBid's general corporate purposes. The shares sold to the public in the offering represent approximately 19.9% of uBid's outstanding common stock. On June 7, 1999, the Company divested its ownership in uBid by means of a tax-free distribution of all of its 7.3 million shares of uBid common stock to the Company's shareholders of record as of May 24, 1999. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," uBid's revenues and expenses have been excluded from the Company's consolidated revenues and expenses. uBid's operating results, net of taxes, for the periods presented have been reported as a separate line item on the Company's income statement under the caption "Net loss from discontinued operations." The Company's consolidated balance sheet and consolidated statement of cash flows have been restated for the periods presented to reflect the divestiture of uBid.

3.  Net Income (Loss) Per Share

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

                                                Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                                -------------------   --------------------
                                                  1999       1998       1999       1998
                                                --------   --------   --------   ---------
                                                    (in thousands except per share data)

       Net income (loss)                        $(3,832)    $   212    $(6,129)   $(12,597)
                                                =======     =======    =======    ========
       Weighted average shares - Basic           10,391      10,152     10,365      10,133
       Effect of dilutive stock options
         and warrants                                 -          92          -           -
                                                -------     -------    -------    --------
       Weighted average shares-Diluted           10,391      10,244     10,365      10,133
                                                =======     =======    =======    ========
       Net earnings/(loss) per share-Basic      $ (0.37)    $  0.02    $ (0.59)   $  (1.24)
                                                =======     =======    =======    ========
       Net earnings/(loss) per share-Diluted    $ (0.37)    $  0.02    $ (0.59)   $  (1.24)
                                                =======     =======    =======    ========

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

5.  Segment Information

       In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products or services, the countries in which the company earns revenues and holds assets, and major customers. SFAS No. 131 requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that the Company has two reportable segments: 1) a direct marketer of personal computers, hardware, software, peripheral products and consumer electronics under the PCMall, MacMall, ComputAbility and CCIT brands; and 2) a fee-based internet retailer of multiple product categories under the eCOST.com brand.

       Summarized segment information for the three months ended June 30, 1999 is as follows:

                                              June 30, 1999
                                             (in thousands)
                              ----------------------------------------------
                                          Gross       Operating      Total
                                Sales     Profit    Profit (Loss)    Assets
                              ----------------------------------------------
        Direct marketer       $159,582   $18,988       $ 618        $119,426
        Fee-based internet       1,953        (6)       (669)            250
        Consolidated           161,535    18,982         (51)        119,676

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

During the first quarter of 1998, the Company closed seven out of eight retail stores to focus its efforts on its corporate, Internet sales channels and catalog. In December 1998, uBid completed an initial public offering of 1,817,000 shares of its common stock. In June 1999, the Company distributed its remaining 80.1% ownership in uBid by means of a tax-free stock dividend.

In June 1999, the Company completed a spin-off of its remaining 80.1% ownership in uBid by means of a stock dividend, which was structured as a tax-free spin-off under Section 355 of the Internal Revenue Code. Section 355 generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or by value, of the capital stock of either the company making the distribution or the subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. In order to preserve the tax-free treatment of the spin-off, the Company has entered into agreements with uBid which restrict uBid's ability to issue or repurchase its equity securities. In addition, uBid has agreed to indemnify the Company for any tax liability suffered by the Company arising out of uBid's actions that would cause the distribution to lose its tax-free treatment.

In March 1999, the Company launched eCOST.com as a wholly-owned subsidiary. eCOST.com offers a broad selection of name-brand products, most of which are sold at wholesale cost plus itemized fees for processing and shipping the order.

Results of Operations

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

Unless otherwise stated, all comparisons are results which exclude uBid and the closed retail stores.

Net sales for the quarter ended June 30, 1999 were $161.5 million, a 13% increase over last year's second quarter. Net sales for the quarter from eCOST.com accounted for $2.0 million. PC/WINTEL sales increased 5% from $85.9 million in last year's comparable quarter to $90.6 million for the three months ended June 30, 1999. Apple/Macintosh-related product sales increased 21% to $68.9 million for the three months ended June 30, 1999 as compared with $57.1 million for the comparable period in the prior year. PC/WINTEL sales comprised over 57% of total net sales for the second quarter in 1999 versus 60% for the same quarter last year.

Gross profit from all operations increased $1.0 million due to increased sales, partially offset by a decline in profit margin. Excluding eCOST.com, gross profit as a percentage of net sales was 11.9%. This represents a decrease from last year's second quarter gross profit of 12.6%. Including the impact of eCOST.com, gross profit as a percentage of net sales was 11.8%. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expenses as a percent of net sales, excluding eCOST.com, declined from 11.6% in last year's second quarter to 11.5% in the second quarter of this year. Selling, general and administrative expenses for the second quarter of 1999 increased $1.8 million from the prior year, excluding eCOST.com, due in part to increased spending on outbound sales.

Net interest income for the three months ended June 30, 1999 was $13,000 compared to net interest expense of $(76,000) for the comparable quarter in 1998. Net interest income for 1999 resulted from the note receivable from uBid and the investment of excess cash, partially offset by expenses of borrowings under the Company's floorplan line of credit. The net interest expense for 1998 resulted from debt incurred and cash invested to acquire Elek-Tek, Inc. and ComputAbility, Inc.

The Company recorded a $239,000 income tax provision for the three months ended June 30, 1999, compared to a provision of $539,000 in the prior year primarily due to changes in profitability.

Net loss was $3.8 million for the three months ended June 30, 1999 compared to a net income of $212,000 for the same period last year inclusive of uBid and the closed stores. Excluding the Company's investment in eCOST.com and discontinued operations of uBid, net income would have been $392,000, or $0.04 per diluted share, in the second quarter of 1999.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Net sales for the six months ended June 30, 1999 increased 16% to $337.8 million. Net sales from all operations (including the closed retail stores) increased by $32.6 million or 11% in the six months ended June 30, 1999 from $305.2 million in the six months ended June 30, 1998. Net sales for the six-month period from eCOST.com accounted for $2.0 million.

Gross profit from all operations increased by $4.9 million to $39.0 million for the six months ended June 30, 1999 from $34.1 million in the same period of 1998. Gross profit from all operations as a percentage of net sales increased to 11.6% for the first six months of 1999, compared to 11.2% for the first six months of 1998.

Selling, general and administrative expenses decreased by $3.5 million to $38.4 million for the six months ended June 30, 1999 from $41.9 million for the comparable period in the prior year. The reduction in selling, general and administrative expense is due to the closure of the retail stores in 1998.

Net interest expense for the six months ended June 30, 1999 was $38,000 compared to interest expense of $132,000 for the comparable period in 1998. The net interest expense for 1999 resulted from borrowings under the Company's floorplan line of credit, partially offset by interest income from the notes receivable from uBid. Net interest expense for 1998 resulted from debt incurred and cash invested to acquire Elek-Tek, Inc. and ComputAbility, Inc.

The Company recorded at $477,000 tax provision for the six months ended June 30, 1999, compared to a benefit of $7.0 million in the prior year. The benefit in 1998 resulted primarily from the non-recurring restructuring charge in the first quarter of 1998 related to the closure of retail stores.

The Company incurred a net loss of $6.1 million or $0.59 per share, for the six months ended June 30, 1999 compared to net loss of $12.6 million, or $1.24 per share, for the same period last year, inclusive of closed stores and the discontinued operations of uBid. Excluding the Company's investment in eCOST.com and uBid discontinued operations, net income would have been $882,000, or $0.08 per diluted share, for the six months ended June 30, 1999.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

As of June 30, 1999, the Company had cash, cash equivalents and short-term investments of $16.0 million and working capital of $22.1 million. Inventories decreased to $20.6 million at June 30, 1999 from $40.7 million at December 31, 1998 due to increased sales drop-shipped from vendors and increased order frequency. Accounts receivable increased to $41.9 million at June 30, 1999 from $39.2 million at December 31, 1998 due to an increase in business customer purchases. During the six months ended June 30, 1999, the Company's capital expenditures were $2.6 million, versus $1.7 million for the comparable period last year.

As of June 30, 1999, the Company had an existing credit facility consisting of separate credit lines totaling $60.0 million. Part of the credit facility functions in lieu of a vendor trade payable for inventory purchases, is included in accounts payable, and does not bear interest if paid within terms specific to each vendor. Part of the credit facility functions as a working capital line of credit secured by, and is limited to, a percentage of eligible inventory and accounts receivable, and bears interest at the prime rate. As of June 30, 1999, the Company had $5.6 million in total borrowings under the credit facility. The overall credit facility is secured by substantially all of the Company's assets and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and income and a maximum leverage ratio. At June 30, 1999, the Company is in compliance with all such covenants.

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

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of June 30, 1999, the Company has repurchased 15,000 shares under the program.

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

The Company may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems, and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, the Company has established an internal project team comprised of all functional disciplines. This project team has begun a three-phase process of identifying internal systems (both information technology and non-information technology systems) not year 2000 compliant, determining their significance in the effective operation of the Company, and developing plans to resolve the issues where necessary. The Company has been communicating with the suppliers and others to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern. However, if such third parties are not able to make all systems and products year 2000 compliant, there could be a material adverse impact on the Company. Also, should products previously sold by the Company as well as products currently marketed by the Company fail to meet Y2K readiness there could be a material adverse impact on the Company to the extent not indemnified by its vendors.

Initial review of the Company's principal application software through which nearly all of the Company's business is transacted, has determined it to be year 2000 compliant and, as such, the Company does not anticipate any material adverse operational issues to arise. The Company has completed its year 2000 compliance assessment for critical systems and plans to implement corrective solutions before the end of the third quarter of 1999. To date, the costs incurred by the Company with respect to this project are $0.3 million. Based on current estimates, management expects that the Company's total costs in connection with its year 2000 compliance project will be approximately $0.8 million and will be financed from general corporate funds; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of the assessment phase of the Company's year 2000 project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised principally of external consulting fees and software upgrades. No hardware expenditures for year 2000 are contemplated. The redeployment of internal data processing resources is not expected to materially delay any significant projects. Year 2000 spending is expected to be 10% of total budgeted data processing expenditures. Contingency plans are being developed and are expected to be completed by the end of the third quarter of 1999. Upon completion of this project, if systems material to the Company's operations have not been made year 2000 compliant, or if third parties fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. There can be no assurances that the momentum in PC/Wintel sales will be sustained, that the second quarter trends for Apple, Mac and out-bound sales will continue in future periods, or that the Company's Internet sales will continue to grow. There can be no assurance that the distribution of uBid shares will be treated as a tax-free distribution for federal tax purposes by the Internal Revenue Service. In addition, there can be no assurance that the Company's new eCOST.com subsidiary will be developed successfully, achieve market acceptance or be profitable. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from our expectations include competition from companies either currently in the market or entering the market, competition from other catalog and retail store resellers and price pressures related thereto, uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer, our reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors, and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 1998.

                          Part II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its 1999 Annual Meeting of Stockholders on May 18, 1999. At the Annual Meeting, the stockholders voted on the following matters:

         1. The reelection as directors of Frank F. Khulusi, Sam U. Khulusi, Thomas A. Maloof, and Ronald B. Reck, all of whom were reelected at the Annual Meeting. Each of the directors received the following votes: FOR 8,679,669, WITHHELD 17,360.

         2. The approval of an amendment to the Directors' Non-Qualified Stock Option Plan to increase the number of shares subject to the Plan from 50,000 to 100,000 (the Directors' Stock Option Plan Proposal).

                                                   FOR      AGAINST  ABSTENTIONS
                                                   ---      -------  -----------
              Directors' Stock Option Plan
              Proposal                          7,576,896  1,118,563    1,570

         3. The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the year ended December 31, 1999 (the Accountant's Proposal).

                                                   FOR      AGAINST  ABSTENTIONS
                                                   ---      -------  -----------
              Accountant's Proposal             8,862,555     12,804    1,670


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a. Exhibits. The exhibit index attached hereto is incorporated herein by reference.
         b.    Reports on Form 8-K

               1b. The Company filed a Form 8-K dated May 19, 1999 with respect to the Company's announcement of the date of record and the date of distribution for the distribution to its stockholders of all of the remaining shares of uBid, Inc. owned by the Company.

               2b. The Company filed a Form 8-K dated May 28, 1999 with respect to the number of shares of uBid, Inc. to be distributed to the Company's stockholders of record on the Distribution Date.

               3b. The Company filed a Form 8-K dated June 22, 1999 with respect to the consummation of the Company's distribution of its approximately 80.1% of the outstanding stock of uBid, Inc. to the Company's stockholders.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CREATIVE COMPUTERS, INC.


Date: August 16, 1999          By   /s/ Ted Sanders
                                    Ted Sanders
                                    Chief Financial Officer

                                    (Duly Authorized Officer of the Registrant and Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit Number                             Description
--------------                             -----------

     10.1          Separation and Distribution Agreement, dated as of December
                   7, 1998, by and between the Company and uBid, Inc., as
                   amended.(1)
     10.2          Directors' Non-Qualified Stock Option Plan, amended and
                   restated as of May 18, 1999.
      27           Financial Data Schedule

_____________


(1)  Incorporated by reference to the Company's 8-K filed on May 28, 1999.