Form 10-Q
period 1999-09-30
CREATIVE COMPUTERS INC
filed 1999-11-15
CIK 937941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999


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

                            Yes  [X]      No  [_]



There were 10,403,269 outstanding shares of Common Stock at November 11, 1999.

                           Creative Computers, Inc.

                              Index to Form 10-Q


PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
Item 1 - Financial Statements

Consolidated Balance Sheet............................................    3

Consolidated Statement of Operations..................................    4

Consolidated Statement of Cash Flows..................................    5

Condensed Notes to Consolidated Financial Statements..................    6

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations...................................    8

PART II - OTHER INFORMATION...........................................   13

Item 6 - Exhibits and Reports on Form 8-K.............................   13

SIGNATURE.............................................................   13


ITEM 1   FINANCIAL STATEMENTS

                           Creative Computers, Inc.

                          CONSOLIDATED BALANCE SHEET
                       (in thousands except share data)

                                                           September 30, 1999
                                                               (unaudited)        December 31, 1998
                                                           ------------------     -----------------
Assets
Current assets:
Cash and cash equivalents                                         $ 16,984             $  6,442
Accounts receivable, net of allowance for
    doubtful accounts                                               46,991               39,152
Due from uBid                                                          721                1,277
Inventories                                                         16,818               40,736
Prepaid expenses and other current assets                            3,788                3,796
Net assets of uBid discontinued segment                                  -               18,633
Income tax refund receivable                                           190                  190
Notes receivable from uBid                                           3,331                    -
Deferred income taxes                                                5,280                5,216
                                                                  --------             --------
     Total current assets                                           94,103              115,442
Notes receivable from uBid                                               -                3,331
Property, plant and equipment, net                                  14,763               14,391
Goodwill, net                                                       11,957               12,318
Deferred income taxes                                                1,262                1,262
Other assets                                                            39                  138
                                                                  --------             --------
                                                                  $122,124             $146,882
                                                                  ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                  $ 58,909             $ 62,129
Accrued expenses and other current liabilities                      11,843               13,198
Capital leases - current portion                                       172                  116
Notes payable - current portion                                          6                    6
                                                                  --------             --------
     Total current liabilities                                      70,930               75,449
Capital leases                                                         170                    6
Notes payable                                                          150                  155
                                                                  --------             --------
     Total liabilities                                              71,250               75,610
                                                                  --------             --------


Stockholders' equity:
Common stock, $.001 par value; 15,000,000 shares
    authorized; 10,401,936 and 10,264,539 shares issued                 11                   10
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding                              -                    -
Additional paid-in capital                                          74,332               86,069
Treasury stock, at cost: 15,000 shares                                 (91)                 (91)
Retained earnings (accumulated deficit)                            (23,378)             (14,716)
                                                                  --------             --------
     Total stockholders' equity                                     50,874               71,272
                                                                  --------             --------
                                                                  $122,124             $146,882
                                                                  ========             ========


  See condensed notes to consolidated financial statements.

                           Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)








                                                 For the three months ended        For the nine months ended
                                                         September 30,                     September 30,
                                                 --------------------------         ---------------------------
                                                    1999           1998                 1999           1998
                                                 ----------    ------------         ------------    -----------
Net sales                                        $  172,377    $    170,442         $    510,201    $   475,684

Cost of goods sold                                  154,162         150,401              452,966        421,569

Retail store closure inventory reserves                   -               -                    -          3,679
                                                 ----------    ------------         ------------    -----------

     Gross profit                                    18,215          20,041               57,235         50,436

Selling, general and administrative expenses         21,319          18,220               59,713         60,128

Expenses related to retail store closures                 -               -                    -          6,773
                                                 ----------    ------------         ------------    -----------

Income (loss) from operations                        (3,104)          1,821               (2,478)       (16,465)

Interest income (expense), net                          147             (28)                 109           (160)
                                                 ----------    ------------         ------------    -----------

Income (loss) before income taxes                    (2,957)          1,793               (2,369)       (16,625)

Income tax provision (benefit)                         (424)            681                   53         (6,311)
                                                 ----------    ------------         ------------    -----------

Income (loss) from continuing operations             (2,533)          1,112               (2,422)       (10,314)

Loss from discontinued operations                         -            (677)              (6,240)        (1,848)
                                                 ----------    ------------         ------------    -----------

Net income (loss)                                $   (2,533)   $        435         $     (8,662)   $   (12,162)
                                                 ==========    ============         ============    ===========

Basic earnings (loss) per share
     Continuing operations                       $    (0.24)   $       0.11         $      (0.23)   $     (1.02)
     Discontinued operations                              -           (0.07)               (0.60)          (.18)
                                                 ----------    ------------         ------------    -----------
                                                 $    (0.24)   $       0.04         $      (0.83)   $     (1.20)
                                                 ==========    ============         ============    ===========

Diluted earnings (loss) per share
     Continuing operations                       $    (0.24)   $       0.11         $      (0.23)   $     (1.02)
     Discontinued operations                              -           (0.07)               (0.60)          (.18)
                                                 ----------    ------------         ------------    -----------
                                                 $    (0.24)   $       0.04         $      (0.83)   $     (1.20)
                                                 ==========    ============         ============    ===========

Basic weighted average number of
  shares outstanding                                 10,400          10,194               10,376         10,150
                                                 ==========    ============         ============    ===========

Diluted weighted average number of
  shares outstanding                                 10,400          10,353               10,376         10,150
                                                 ==========    ============         ============    ===========


           See condensed notes to consolidated financial statements.

                             Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

                                                                            For the nine months ended
                                                                                  September 30,
                                                                           ---------------------------
                                                                               1999           1998
                                                                           ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                            $(8,662)      $(12,162)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Depreciation and amortization                                                  3,603          2,856
  Provision (benefit) for deferred income taxes                                     53         (6,311)
  Loss on write-off of property, plant and equipment                                 -          2,052
  Loss on impairment of goodwill                                                     -          3,095
  Cash flows from discontinued operations                                        6,240          1,848
  Changes in assets and liabilities, net of divestiture:
    Accounts receivable                                                         (7,283)          (657)
    Inventories                                                                 23,918          2,181
    Prepaid expenses and other current assets                                      (40)        (1,260)
    Other assets                                                                    99            502
    Accounts payable                                                            (3,220)        25,159
    Accrued expenses and other current liabilities                              (1,664)          (305)
    Income taxes refund receivable                                                   -           (144)
                                                                               -------       --------

    Total adjustments                                                           21,706         29,016
                                                                               -------       --------

Net cash provided by operating activities                                       13,044         16,854
                                                                               -------       --------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                     (3,566)        (2,667)
                                                                               -------       --------

Net cash used in investing activities                                           (3,566)        (2,667)
                                                                               -------       --------

Cash flows from financing activities:
  Payments under notes payable                                                      (5)        (7,352)
  Principal borrowings (payments) of obligations under capital leases              220           (183)
  Proceeds from stock issued under stock option plans                              849            858
                                                                               -------       --------

Net cash provided by (used in) financing activities                              1,064         (6,677)
                                                                               -------       --------

Net increase in cash and cash equivalents                                       10,542          7,510
Cash and cash equivalents:
  Beginning of the period                                                        6,442          8,018
                                                                               -------       --------
  End of the period                                                            $16,984       $ 15,528
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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1999 and the results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.  uBid, Inc.

     On December 9, 1998, uBid, Inc., a subsidiary of the Company at that time, completed an initial public offering (the Offering) of 1,817,000 shares of common stock at an offering price of $15.00 per share. Net proceeds to uBid were $23.8 million, and were used for advertising, brand development, uBid's infrastructure, and general corporate purposes. The shares sold to the public in the offering represented approximately 19.9% of uBid's outstanding common stock. On June 7, 1999, the Company divested its ownership in uBid by means of a tax-free distribution of all of its remaining 7.3 million shares of uBid common stock to the Company's shareholders of record as of May 24, 1999. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," uBid's revenues and expenses have been excluded from the Company's consolidated revenues and expenses from continuing operations. uBid's operating results, net of taxes, for the periods presented have been reported as a separate line item on the Company's consolidated statement of operations under the caption "Loss from discontinued operations." The Company's consolidated balance sheet and consolidated statement of cash flows have been restated for the periods presented to reflect the divestiture of uBid. This transaction is a non-cash investing activity for purposes of the consolidated statement of cash flows. Net revenues for the discontinued segment were $30.5 million for the period beginning January 1, 1999 and ending June 7, 1999, and were $24.1 million for the nine months ended September 30, 1998.


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

                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                ------------------   --------------------
                                                  1999     1998        1999       1998
                                                --------  --------   -------    ---------
                                                  (in thousands except per share data)

     Net income (loss)                          $(2,533)   $   435   $(8,662)   $(12,162)
                                                =======    =======   =======    ========
     Weighted average shares - Basic             10,400     10,194    10,376      10,150
     Effect of dilutive stock options
       and warrants                                   -        159         -           -
                                                -------    -------   -------    --------
     Weighted average shares-Diluted             10,400     10,353    10,376      10,150
                                                =======    =======   =======    ========
     Net earnings (loss) per share-Basic        $ (0.24)   $  0.04   $ (0.83)   $  (1.20)
                                                =======    =======   =======    ========
     Net earnings (loss) per share-Diluted      $ (0.24)   $  0.04   $ (0.83)   $  (1.20)
                                                =======    =======   =======    ========

4.  Retail Store Closures

     In February 1998, the Company closed one retail store acquired from Elek-Tek and on March 20, 1998, the Company announced the closure of six retail stores to focus its efforts on its catalog, corporate and Internet channels of distribution. The closed retail stores generated 9% of the Company's first-quarter 1998 sales, but had operating losses approaching $2.0 million for that quarter. The Company recorded a one-time pretax restructuring charge of $10.5 million relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were $3.1 million in write-offs of goodwill, $1.9 million in write-offs of fixed assets, $1.5 million reserve for lease exit costs, and $0.3 million in employee-related severance costs. Recorded as cost of sales were $3.7 million of reserves for store inventory. No reserves remain at September 30, 1999 related to the retail showroom closures. In addition, during the first quarter of 1998, $7.0 million of pretax write-offs were taken primarily relating to a more rapid decline in Mac sales during the quarter and the effects on inventory and receivables of rapid price erosion and other changes in the industry during the quarter.

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

     Summarized segment information from continuing operations for the three months ended September 30, 1999 is as follows:

                                         September 30, 1999
                                           (in thousands)
                           ----------------------------------------------
                                       Gross      Operating       Total
                            Sales     Profit    Profit (Loss)     Assets
                           ----------------------------------------------
      Direct marketer      $164,393   $18,183        $(1,264)    $121,395
      Fee-based Internet      7,984        32         (1,840)         729
                           --------   -------   ------------     --------
      Consolidated         $172,377   $18,215        $(3,104)    $122,124
                           ========   =======   ============     ========

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

During the first quarter of 1998, the Company closed seven out of eight retail stores to focus its efforts on its corporate, Internet sales channels and catalogs. In December 1998, uBid completed an initial public offering of 1,817,000 shares of its common stock. In June 1999, the Company completed a spin-off of its remaining 80.1% ownership in uBid by means of a stock dividend, which was structured as a tax-free spin-off under Section 355 of the Internal Revenue Code. Section 355 generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or by value, of the capital stock of either the company making the distribution or the subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. In order to preserve the tax-free treatment of the spin-off, the Company has entered into agreements with uBid which restrict uBid's ability to issue or repurchase its equity securities. In addition, uBid has agreed to indemnify the Company for any tax liability suffered by the Company arising out of uBid's actions that would cause the distribution to lose its tax-free treatment.

In March 1999, the Company launched eCOST.com as a wholly-owned subsidiary. eCOST.com offers a broad selection of name-brand products, most of which are sold at discount prices plus itemized fees for processing and shipping the order.

Results of Operations

Unless otherwise stated, all comparisons are results which exclude uBid and the closed retail stores.

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Net sales for the quarter ended September 30, 1999 were $172.4 million, a 1.1% increase over last year's third quarter. Net sales for the quarter from eCOST.com accounted for $8.0 million. PC/WINTEL sales increased 3.3% from $95.5 million in last year's comparable quarter to $98.6 million for the three months ended September 30, 1999. Apple/Macintosh- related product sales decreased 12.3% to $65.8 million for the three months ended September 30, 1999 as compared with $75.0 million for the comparable period in the prior year. PC/WINTEL sales comprised 60.0% of total net sales for the third quarter in 1999 versus 56.0% for the same quarter last year. The increase in net sales for the quarter is primarily attributable to higher Internet and Outbound business-to-business revenues, offset by a decline in Apple sales resulting from constrained product availability.

Gross profit from all operations decreased $1.8 million to $18.2 million, resulting from a shift in sales mix from higher margin Apple sales to PC/WINTEL sales due to Apple product availability difficulties, as well as a general decline in gross profit margin related to Internet promotions and eCOST.com. Excluding eCOST.com, gross profit as a percentage of net sales was 11.1%, a decrease from last year's third quarter gross profit of 11.8%. Including the impact of eCOST.com, gross profit as a percentage of net sales was 10.6%. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expense for all operations during the third quarter of 1999 increased by $3.1 million from a year ago due to expenses associated with eCOST.com and Outbound business-to-business sales. Selling, general and administrative expenses as a percent of net sales, excluding eCOST.com, increased from 10.7% in last year's third quarter to 11.8% in the third quarter of this year. Selling, general and administrative expenses for the third quarter of 1999 increased $1.2 million from the prior year, excluding eCOST.com, due in part to the ramp-up in the Outbound business-to-business sales force, increased Internet marketing expenditures, as well as a one-time charge of $0.3 million related to severance costs resulting from an 18% reduction in non-sales headcount.

Net interest income for the three months ended September 30, 1999 was $147,000 compared to net interest expense of $28,000 for the comparable quarter in 1998. Net interest income for 1999 resulted from the note receivable from uBid and the investment of excess cash, partially offset by expenses of borrowings under the Company's floorplan line of credit. The net interest expense for 1998 resulted from debt incurred and cash invested to acquire Elek-Tek, Inc. and ComputAbility, Inc.

The Company recorded a $0.4 million income tax benefit for the three months ended September 30, 1999, compared to a provision of $0.7 million for the three months ended September 30, 1998, primarily due to changes in profitability.

Net loss was $2.5 million for the three months ended September 30, 1999 compared to net income of $0.4 million for the same period last year inclusive of uBid and the closed stores. Excluding the Company's $1.8 million investment in eCOST.com, net loss would have been $0.7 million, or $0.07 per share, in the third quarter of 1999.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Net sales for the nine months ended September 30, 1999 increased $49.3 million, or 10.7%, to $510.2 million. Including the closed retail stores, net sales increased by $34.5 million or 6.9% in the nine months ended September 30, 1999 from $475.7 million in the nine months ended September 30, 1998. Net sales for the nine-month period from eCOST.com accounted for $9.9 million.

Gross profit increased from the prior year by $2.4 million to $57.2 million for the nine months ended September 30, 1999, primarily resulting from increased sales, partially offset by a decline in gross profit margin related to Internet promotions and eCOST.com. Gross profit as a percentage of net sales declined to 11.2% for the first nine months of 1999, compared to 11.9% for the first nine months of 1998. Excluding eCOST.com, gross profit as a percentage of net sales was 11.4%.

Selling, general and administrative expenses from all operations excluding uBid decreased from the prior year by $0.4 million to $59.7 million for the nine months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses were 11.7%, a 0.9% improvement over the prior year. Excluding the impact of eCOST.com, selling, general and administrative costs as a percentage of sales was 11.4% for the nine months ended September 30, 1999.

Net interest income for the nine months ended September 30, 1999 was $109,000 compared to interest expense of $160,000 for the comparable period in 1998. The net interest income for 1999 resulted from the notes receivable from uBid and the investment of excess cash, partially offset by borrowings under the Company's floorplan line of credit. Net interest expense for 1998 resulted from debt incurred and cash invested to acquire Elek-Tek, Inc. and ComputAbility, Inc.

The Company recorded a $53,000 income tax provision for the nine months ended September 30, 1999, compared to a benefit of $6.3 million in the prior year. The benefit in 1998 resulted primarily from the non-recurring restructuring charge in the first quarter of 1998 related to the closure of retail stores.

The Company incurred a net loss of $8.7 million or $(0.83) per share, for the nine months ended September 30, 1999 compared to net loss of $12.2 million, or $1.20 per share, for the same period last year, inclusive of closed stores and the discontinued operations of uBid. Excluding the Company's investment in eCOST.com and uBid discontinued operations, net income would have been $0.2 million, or $0.02 per diluted share, for the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

As of September 30, 1999, the Company had cash and cash equivalents of $17.0 million and working capital of $23.2 million. Inventories decreased to $16.8 million at September 30, 1999 from $40.7 million at December 31, 1998 due to increased sales drop-shipped from vendors and increased order frequency. Accounts receivable increased to $47.0 million at September 30, 1999 from $39.2 million at December 31, 1998 due to an increase in business customer purchases. During the nine months ended September 30, 1999, the Company's capital expenditures were $3.6 million, versus $2.7 million for the comparable period last year.

As of September 30, 1999, the Company had an existing credit facility consisting of separate credit lines totaling $60.0 million. Part of the credit facility functions in lieu of a vendor trade payable for inventory purchases, is included in accounts payable, and does not bear interest if paid within terms specific to each vendor. Part of the credit facility functions as a working capital line of credit secured by, and is limited to, a percentage of eligible inventory and accounts receivable, and bears interest at the prime rate. As of September 30, 1999, the Company had $4.6 million in total borrowings under the credit facility included in accounts payable. The overall credit facility is secured by substantially all of the Company's assets and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and income and a maximum leverage ratio. At September 30, 1999, the Company is in compliance with all such covenants.

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

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of September 30, 1999, the Company has repurchased 15,000 shares under the program.

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

Year 2000

Computer systems, software packages, and microprocessor dependent equipment may cease to function or may generate erroneous data when the year 2000 arrives.
The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field will be required to be what is commonly termed "year 2000 compliant."

The Company may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems, and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, the Company has established an internal project team comprised of all functional disciplines. This project team has been engaged in a three-phase process of identifying internal systems (both information technology and non-information technology systems) not year 2000 compliant, determining their significance in the effective operation of the Company, and developing plans to resolve the issues where necessary. The Company has been communicating with its suppliers and others to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern. However, if such third parties are not able to make all systems and products year 2000 compliant, there could be a material adverse impact on the Company. Also, should products previously sold by the Company as well as products currently marketed by the Company fail to meet Y2K readiness there could be a material adverse impact on the Company to the extent not indemnified by its vendors.

Review of the Company's principal application software through which nearly all of the Company's business is transacted, has determined it to be year 2000 compliant and, as such, the Company does not anticipate any material adverse operational issues to arise. The Company has completed its year 2000 compliance assessment and implemented corrective solutions for its critical systems. To date, the costs incurred by the Company with respect to this project are $0.5 million. Currently, management expects total costs in connection with the Company's year 2000 compliance project not to exceed $0.6 million; a $0.2 million decrease from second quarter 1999 estimates; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected. All costs incurred in connection with the year 2000 compliance project will be financed from general corporate funds. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised principally of external consulting fees and software upgrades. No hardware expenditures for year 2000 are contemplated. The redeployment of internal data processing resources has not, nor is expected to materially delay any significant projects. Year 2000 spending is expected to be 10% of total budgeted data processing expenditures. Contingency plans were finalized during the third quarter of 1999. Upon completion of this project, if systems material to the Company's operations have not been made year 2000 compliant, or if third parties fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. There can be no assurances that the momentum in PC/Wintel sales will be sustained, that the third quarter supply shortages for Apple products will not continue, that Mac and out-bound sales trends will continue in future periods, or that the Company's Internet sales will continue to grow. There can be no assurance that the Internal Revenue Service will treat the distribution of uBid shares as a tax-free distribution for federal tax purposes. In addition, there can be no assurance that the Company's new eCOST.com subsidiary will be developed successfully, achieve market acceptance or be profitable. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include competition from companies either currently in the market or entering the market, competition from other catalog and retail store resellers and price pressures related thereto, uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer, the Company's reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors, and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 1998.

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



                                            CREATIVE COMPUTERS, INC.


Date: November 15, 1999                     By /s/ Ted Sanders
                                               --------------------------------
                                               Ted Sanders
                                               Chief Financial Officer

                                               (Duly Authorized Officer of
                                               the Registrant and Principal
                                               Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number                              Description
--------------                              -----------

      27             Financial Data Schedule

    99.1 Employment Agreement dated July 22, 1999 between the Company and Scott Klein.