Form 10-K
period 1999-12-31
CREATIVE COMPUTERS INC
filed 2000-03-30
CIK 937941

================================================================================

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

    For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment this Form 10-K. [ ]

     As of March 28, 2000, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $77 million. The number of shares outstanding of the Registrant's Common Stock as of March 28, 2000 was 10,409,726.

     Documents incorporated by reference into Part III: Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                            CREATIVE COMPUTERS, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

  Item 1.   Business........................................................   3
  Item 2.   Properties......................................................  19
  Item 3.   Legal Proceedings...............................................  19
  Item 4.   Submission of Matters to a Vote of Security Holders.............  19

PART II

  Item 5.   Market for Registrant's Common Stock and Related
            Stockholder Matters.............................................  20
  Item 6.   Selected Financial Data.........................................  20
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  22
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......  27
  Item 8.   Financial Statements and Supplementary Data.....................  27
  Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........................  27

PART III

  Item 10.  Directors and Executive Officers of the Registrant..............  28
  Item 11.  Executive Compensation..........................................  28
  Item 12.  Security Ownership of Certain Beneficial Owners and Management..  28
  Item 13.  Certain Relationships and Related Transactions..................  28

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.  29

SIGNATURES..................................................................  31

                                    PART I

ITEM 1.  BUSINESS

General

     Creative Computers, Inc. (the "Company"), founded in 1987, is a direct marketer of personal computer hardware, software, peripheral products and consumer electronics. The Company offers products to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, the Internet, a direct sales force, and a retail showroom. The Company offers a broad selection of products through its six worldwide web sites on the Internet, ecost.com, pcmall.com, macmall.com, computability.com, ccit-inc.com and elinux.com, and its distinctive full-color catalogs, including MacMall, PC Mall Business Solutions, PC Mall.com, and ComputAbility and other promotional materials. The Company's staff of knowledgeable telemarketing sales executives, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical assistance. The Company believes that its high level of customer service results in customer loyalty and repeat customer orders. The Company recently announced its plans to intensify its focus on the Internet and business-to-business markets by developing its growing portfolio of web site properties.

     In 1997, the Company acquired and assimilated two marketers of personal computer hardware and software products, Elek-Tek, Inc. (currently operating as CCIT) and ComputAbility, Ltd. During 1997, the Company operated four retail showrooms in Southern California under the name Creative Computers and three retail showrooms in Illinois and one retail showroom in Indiana under the name of Elek-Tek. In the first quarter of 1998, the Company closed all but one of its showrooms to focus its efforts on its catalog, corporate and Internet channels. Net sales from the Company's retail showroom operations were $67.8 million, $43.6 million and $34.7 million for the years ended December 31, 1997, 1998 and 1999, representing 12.4%, 6.8% and 4.7% of net sales, respectively.

     In September 1997, the Company formed a wholly-owned subsidiary, uBid, to sell computer-related products and consumer electronics through an auction format on the Internet. On December 9, 1998, uBid completed an initial public offering of 1,817,000 shares of its Common Stock. Upon completion of this offering, the Company owned 80.1% of the outstanding Common Stock of uBid. On June 7, 1999, the Company divested its ownership in uBid by means of a tax-free distribution of all of its remaining 7.3 million shares of uBid Common Stock to the Company's stockholders of record as of May 24, 1999.

     In February 1999, the Company formed eCOST.com as a wholly-owned subsidiary. eCOST.com is a multi-category Internet retailer of computer products and electronics, and offers a broad selection of name-brand products, most of which are sold at competitive prices plus itemized fees for processing and shipping the order. In December 1999, the Company formed eLinux.com as a wholly-owned subsidiary to focus on products and services directed to the Linux community.

     In 1999, the Company operated in two reportable business segments: Direct marketing and multi-category Internet retailing. The direct marketing segment consists of retail sales of personal computers, hardware, software, peripheral products and consumer electronics under the PCMall, MacMall, ComputAbility and CCIT brands, and the multi-category Internet segment consists of retail sales of computer products and electronics under the eCOST.com brand. The Company no longer operates in the Internet Auction segment as a result of the spin-off of uBid in 1999. For segment information relating to net sales, operating income and assets, see Note 12 to the Company's financial statements included herein.

Strategy

     The Company's strategy is to be a leading high-volume, cost-effective direct marketer of a broad range of personal computers, software and related products, focusing on the Internet and business-to-business markets. Specific elements of the Company's operating strategy include:

     Leverage of Internet Leadership Position. The Company considers itself a leader in Internet e-commerce innovation and intends to continue enhancing its leadership position on the Internet. The Company was among the first to enter the Internet auction space with its ubid.com web site. uBid completed a successful initial public offering ("IPO") in December 1998, and the Company subsequently distributed to its stockholders all of its remaining shares of uBid in June 1999.

     In March 1999, the Company launched the eCOST.com web site, which offers a broad selection of name-brand products, most of which are sold at discount prices. Customers are provided an itemized description of the fees associated with processing their orders, including a handling fee to cover warehousing, order processing, systems and overhead costs, and a shipping fee. With the introduction of eCOST.com, the Company believes that it is among the first full-spectrum Internet resellers in the personal computing marketplace, offering customers many different ways to purchase computer hardware, software, peripherals and consumer electronics.

     In February 2000, the Company launched its newest Internet venture, eLinux.com, to offer complete multi-vendor Linux solutions, including Linux compatible products, consulting and support services, and community. eLinux.com serves the rapidly growing Linux community by providing multi-vendor Linux solutions and custom configurations of Linux-based systems and compatible products through its secure web site.

     Core Business Focus. The Company's core business is built around its catalog, Internet and business-to-business sales to various customer bases. PC Mall.com focuses on marketing computers and related products to small businesses with fewer than 100 employees, as well as high-end consumers. PCM.com Business Solutions focuses on marketing servers, desktops and network equipment to businesses with 100 or more employees. CCIT is a field service organization focusing on Fortune 1000 companies.

     Continued Expansion into Outbound Telemarketing. During 1999, the Company continued to intensify its outbound telemarketing efforts to focus on the under-served small and medium-size business market. The Company believes this market represents a high potential growth opportunity. Outbound business-to-business sales can also be more profitable than inbound sales due to reduced advertising and higher average order size. The Company's strategy is to rapidly expand its outbound sales executive workforce and mine its catalog customer database as well as purchased name lists for prospects. During 1999, the Company continued to hire experienced outbound telemarketing executives to manage this initiative and experienced outbound telemarketing recruiters to expand the outbound sales executive workforce. The Company also commissioned the development of a new comprehensive training program for outbound sales executives. The Company expects to continue to invest in outbound telemarketing and prospect its catalog database for sales leads. The Company expects that its outbound telemarketing initiative will transform the Company's customer sales mix to an even higher percentage of business customer sales.

     Focus on the Windows/Intel (WINTEL) Market. The Company launched its first PC catalog, PC Mall, primarily for WINTEL customers, in May 1995. The Company published seven editions of PC Mall with a total circulation of 11.1 million copies in 1995. Since then, the PC Mall catalog has expanded into two catalogs, PC Mall.com and PC Mall Business Solutions, with fourteen editions each in 1999, and total combined circulation of 21.2 million. Combining ComputAbility's 1999 catalog circulation of 6.3 million, total WINTEL revenues were $410 million, a 13% or $47 million increase over 1998 WINTEL revenue of $363 million.

     The Company is authorized or otherwise has the ability to sell IBM, Compaq, Hewlett-Packard, Sony, Toshiba and other name brand computers. The Company has rapidly become one of the leading catalog resellers of WINTEL products since the start of its WINTEL initiative in 1995.

     Continued Macintosh Marketshare Expansion. Throughout 1999, the Company continued to be a leading direct marketer of Macintosh products, offering the full line of Apple as well as related products. The Company's sales of Mac-related products in 1999 increased 15% to $322 million from $279 million in 1998. During 1999, the Company published fourteen editions of its MacMall catalog with a circulation of 31.5 million copies, a 5% decrease from the prior year's 33.0 million circulation and a 13% decrease from the 36.0 million copies circulated in 1997. Although total catalog circulation has decreased, the Company has focused on expanding its presence by marketing through its MacMall.com web site.

     Marketing Database Growth. The Company has compiled a proprietary mailing list of over five million names of previous and potential customers. The database is continually analyzed to target customer types and increase response and purchase rates. The Company's response rate (calculated by dividing the number of orders generated by the number of catalogs distributed) for its proprietary mailing list during 1999 was higher than its response rate for third party mailing lists.

     Increased Relationship-Based Selling. The Company's sales executives are highly trained in relationship building with their customers and are continuously coached to offer higher levels of service. The Company is committed to relationship-based selling. Each sales executive is trained and empowered to handle all customer needs including on-going customer service and returns-related issues. Additionally, sales executives bring other expertise to bear as needed from within the Company including Novell-trained Certified Network Engineers (CNE), Microsoft Windows NT specialists (MCSE) and Apple-certified technicians.

Marketing and Sales

     The Company designed its various marketing programs to attract new customers and to stimulate additional purchases by previous customers. The Company continuously attracts new customers by selectively mailing catalogs to prospective customers as well as through advertising on the Internet and in major computer user magazines, such as PC World, PC Magazine, Computer Shopper and MacWorld. In addition, the Company obtains the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers.

     The Company sells its products to individual consumers, home offices, small businesses and large corporations. During 1999, the Company shipped approximately 874,000 mail order/catalog orders with an average order size of $639. The Company distributes its catalogs throughout the United States.

     Catalogs. The Company published twenty-eight editions of its PC Mall Business Solutions and PC Mall.com catalogs during 1999 and distributed approximately 21.2 million catalogs. PC Mall customers receive a catalog several times a year depending on purchasing history. In addition, the Company includes a catalog with every order shipped, as well as special promotional flyers and manufacturers' product brochures.

     The Company published fourteen editions of MacMall in 1999 and distributed approximately 31.5 million catalogs. Active MacMall customers receive a catalog several times a year depending upon purchasing history, and the Company includes a catalog with every order shipped, as well as special promotional flyers and manufacturers' product brochures.

     The Company creates all of its catalogs in-house with its own design team and production artists using a computer-based desktop publishing system. The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

     The Internet. The Company maintains worldwide web sites on the Internet that can be accessed via its four catalog names, pcmall.com, macmall.com, computability.com and ccit-inc.com, as well as eCOST.com and eLinux.com. The Company also maintains direct links to its PC Mall and eCOST.com web sites on AOL (through the AOL Shopping Channel), and direct links to its eCOST.com site on MSN.

     The Company offers many advanced Internet features such as on-line ordering, access to inventory availability and a large product selection with detailed product information. Sales generated through the Internet have grown rapidly for the Company as it offers its customers a convenient means of shopping and ordering its products. In addition, the Company's web sites also serve as another source of new customers. In 1999, the Company shipped approximately 336,000 Internet orders, with an average order size of $414.

     Outbound and Inbound Telemarketing. The Company believes that much of its success has come from the quality and training of its telemarketing sales executives. These sales executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders. Telemarketing sales executives have the authority to vary prices within specified parameters in order to meet prices of competitors. In addition to product training, the sales executives are trained in systems and networking solutions, sales techniques, phone etiquette and customer service. Telemarketing sales executives attend frequent training sessions to stay up-to-date on new products. Sales executives staff the Company's toll-free order numbers 24 hours a day, seven days a week. Customer service and technical support personnel assist inbound and outbound telemarketing sales executives.

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

     Vendor Supported Marketing. The Company currently has a marketing team that sells advertising space in the Company's catalogs, advertising on the Company's Internet sites and vendor supported outbound marketing campaigns. These advertising sales generate revenues which offset a substantial portion of the expense of publishing and distributing the catalogs. The same marketing team develops marketing campaigns to maximize product sales.

     National Off-Page Advertising. The Company continuously attracts new catalog customers and generates orders through large multi-page color advertisements in major publications such as PC World, PC Magazine, Computer Shopper and MacWorld. During 1999, the Company purchased 404 pages of magazine advertising.

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

Products and Merchandising

     The Company offers hardware, software, peripherals, components and accessories for users of computer products, as well as consumer electronics equipment. The Company screens new products and selects products for inclusion in its catalogs and web sites based on features, quality, sales trends, price, margins, cooperative/market development funds and warranties. The Company offers its customers other value-added services, such as the ability to purchase systems that have been specifically configured to meet the customer's requirements. Through frequent mailings of its catalogs and e-mails to its customers, the Company is able to quickly introduce new products and replace slower selling products with new products.

     The following table sets forth the Company's net sales and percentage of net sales by major product category for the periods presented.

                                          Year Ended December 31,
                                         (in millions of dollars)
                           1997       %       1998       %       1999       %
                          ------    -----    ------    -----    ------    -----
Computer systems........  $231.1     42.3%   $270.9     42.2%   $321.2     43.9%
Peripherals, components
   and accessories......   247.9     45.4     291.7     45.4     322.0     44.0
Software................    60.9     11.2      68.5     10.7      72.0      9.8
Other (1)...............     6.2      1.1      10.9      1.7      16.8      2.3
                          ------    -----    ------    -----    ------    -----
     Total..............  $546.1    100.0%   $642.0    100.0%   $732.0    100.0%
                          ======    =====    ======    =====    ======    =====

(1) Other consists primarily of other electronic products, income from labor charges and sales of extended warranties.

     Computer Systems. In connection with the Company's expansion into the WINTEL market, the Company has obtained catalog sales authorizations or otherwise has the ability to sell WINTEL products from the major WINTEL-platform hardware manufacturers, including IBM, Compaq, Hewlett-Packard, Sony, Toshiba and others. The Company is also authorized to sell the full line of Apple hardware.

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

     Software. The Company sells a wide variety of software packages in the business and personal productivity, utility, language, educational and entertainment categories, including word processing, spreadsheet and database software. The Company offers a large number of software programs and licenses from established vendors, such as Microsoft, Corel, Adobe, Symantec, Quark, Lotus, Macromedia and Intuit as well as numerous specialty products from new and emerging vendors. The Company also markets upgrades from certain vendors, such as Symantec, Corel, Lotus and Microsoft, which the Company believes offer incremental revenue opportunities.

Purchasing and Inventory

     The Company believes that effective purchasing is a key element of its business strategy to provide name brand computer products and related software and peripherals at competitive prices. The Company believes that its high volume of sales results in increased purchasing power with its primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. During 1999, the Company purchased products from over 560 vendors. During 1997, 1998 and 1999, products manufactured by Apple represented approximately 21.4%, 20.0% and 25.4% of net sales, respectively. The Company is also linked electronically with four large distributors, which allows account executives to view distributor product availability on line and drop-ship product directly to their customers. The benefits of this program, known as virtual warehouse, include reduced inventory carrying costs and improved inventory turns. The Company intends to expand its use of virtual warehouse in the future.

     Most key vendors have agreements to provide market development funds to the Company, whereby such vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs for their products. Termination or interruption of the Company's relationships with its vendors, or modification of the terms of or discontinuance of the Company's agreements with its vendors, could adversely affect the Company's operating results. The Company's success is dependent in part upon the ability of its vendors to develop and market products that meet the changing requirements of the marketplace. As is customary in the industry, the Company has no long-term supply contracts with any of its vendors. Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less.

     The Company attempts to manage its inventory position to generate the highest levels of customer satisfaction possible while limiting inventory risk. The Company believes that it has increased its ability to provide constrained products, which it believes is an important competitive advantage; and the Company invested in this strategy heavily during 1999. The Company's average annual inventory turns were 9.9 times in 1997, 13.5 times in 1998 and 16.4 times in 1999. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its vendors that contain price protection provisions intended to reduce the Company's risk of loss due to manufacturer price reductions. The Company currently has such rights with respect to products which it purchases from Apple, IBM, Compaq, Hewlett Packard and certain other vendors; however, such rights vary by product line, have other conditions and limitations and can be terminated or changed at any time.

     The market for computers, computer products, peripherals, software and electronics is characterized by rapid technological change and a growing diversity of products. The Company's success depends in large part on its ability to identify and obtain the right to market products that will meet the changing requirements of the marketplace and to obtain sufficient quantities of product to meet changing demands. There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to excess or obsolete inventory.

Distribution

    The Company operates a full-service 325,000 square foot distribution center in Memphis, Tennessee. The centralized distribution operations, strategically located near the Federal Express hub in Memphis, allow most orders of in-stock products accepted by 10:00 p.m. Eastern Standard Time to be shipped for delivery by 10:30 a.m. the following day via Federal Express. Upon request, orders may also be shipped at a lower cost by United Parcel Ground Service. As of December 31, 1999, the Company subleases 175,600 square feet of the Company's 325,000 square foot facility to uBid, Inc. under two sublease agreements. The first sublease agreement covers 105,600 square feet, and is co-terminus with the building lease. The remaining 70,000 square feet is covered in a sublease agreement expiring in 2001.

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

Management Information Systems

     The Company has committed significant resources to the development of a sophisticated computer system which is used to manage all aspects of its business. The Company's computer system supports telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution, and facilitates the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. The system allows the Company to, among other things, monitor sales trends, make informed purchasing decisions and provide product availability and order status information. In addition to the main computer system, the Company has a system of networked personal computers, which facilitates data sharing. The Company also applies its management information systems to the task of managing its inventory. The Company currently operates its management information system using a Hewlett Packard HP3000 Enterprise System and has a back-up system available in the event of a system failure. The Company believes that in order to remain competitive it will be necessary to upgrade its management information systems on a continuing basis.

     The Company's success is in part dependent on the accuracy and proper utilization of its management information systems and its telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures. Any interruption, corruption, degradation or failure of the Company's management information systems or telephone system could impact its ability to receive and process customer orders on a timely basis.

Retail Computer Showrooms

     During the first quarter of 1998, the Company closed seven retail showrooms to focus its efforts on its business-to-business and Internet channels of distribution. The Company recorded a one-time pretax restructuring charge of $10.5 million relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were $3.1 million of goodwill write-offs, $1.9 million of fixed asset write-offs, $1.5 million of reserves for lease exit costs, and $0.3 million of employee-related severance costs. Recorded as cost of sales were $3.7 million of reserves for store inventory. The Company currently operates one retail computer showroom, located in Santa Monica, California.

Competition

     The retail business for personal computers and related products is highly competitive. The Company competes with other direct marketers, including MicroWarehouse, CDW, Multiple Zones, Insight Direct, PC Connection and Global Direct. The Company also competes with Internet retailers such as buy.com, onvia.com, egghead.com and beyond.com. In addition, the Company competes with computer retail stores and resellers including superstores such as CompUSA and Best Buy, corporate resellers such as Compucom, Entex and Inacom, certain hardware and software vendors such as Gateway and Dell Computer which sell directly to end users, and other direct marketers of hardware, software and computer-related products. Barriers to entry are relatively low in the direct marketing industry and the risk of new competitors entering the market is high. The market in which the Company's retail showroom operates is also highly competitive.

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

     Although many of the Company's competitors have greater financial resources than the Company, the Company believes that its ability to offer the consumer a wide selection of products, at competitive prices, with prompt delivery and a high level of customer service, and its good relationships with its vendors and suppliers, allow it to compete effectively. There can be no assurance that the Company can continue to compete effectively against existing or new competitors that may enter the market. The Company believes that competition may increase in the future, which could require the Company to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on the Company's operating results.

Employees

     As of December 31, 1999, the Company had 980 full-time employees, including 132 people at the Company's distribution center. The Company emphasizes the recruiting and training of high quality personnel and, to the extent practical, promotes people to positions of increased responsibility from within the Company. Each employee initially receives training appropriate for his or her position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive six-week training program, during which time they are introduced to the Company's philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs for all employees are conducted on an ongoing basis, supplemented by vendor-sponsored training programs for all sales executives and technical support personnel.

     The Company's employees are generally compensated on a basis that rewards performance and the achievement of identified goals. For example, sales executives receive compensation pursuant to a commission schedule which is based primarily upon aggregate sales, gross profit dollars and gross profit percentage generated from their sales efforts. The Company believes that these incentives positively impact its performance and operating results.

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

Properties

     The Company's facilities at December 31, 1999 were as follows:

Description                                       Sq. Ft.            Location
---------------------------------------------   ----------   -------------------------
Creative Computers Corporate Headquarters....      143,532   Torrance, CA
Distribution Center..........................      325,000   Memphis, TN
Retail Showroom..............................       13,050   Santa Monica, CA
CCIT Corporate Headquarters..................       25,840   Elk Grove Village, IL
Kansas Property..............................       32,800   Lenexa, KS
CCIT Colorado Corporate Sales................        2,315   Englewood, CO
ComputAbility Corporate Headquarters.........       15,000   Milwaukee, WI
ComputAbility Sales Office...................       15,000   Milwaukee, WI

     The Company leases all of its facilities, except for the following: 9,750 square feet of the Santa Monica retail showroom, the Lenexa property, and the ComputAbility Corporate headquarters, each of which is owned by the Company.
The Company's distribution center serves the Company's catalog, ComputAbility and eCOST.com operations, as well as its retail showrooms, and includes shipping, receiving, warehousing and administrative space. The Company subleases 175,600 square feet of its distribution center to uBid Inc. The following leases have remaining terms greater than two years: Creative Computers corporate headquarters, Memphis distribution center and CCIT corporate headquarters. All of the other leases have remaining terms less than two years. During the fourth quarter of 1997, the Company consolidated its headquarters facility and its telemarketing operations into a 160,000 square foot building in Torrance, California. The one-time charge for the move was $0.8 million.

     During the first quarter of 1998, the Company closed all of its retail showrooms except for its Santa Monica showroom. The Company recorded a one-time $1.5 million reserve for lease exit costs during the first quarter of 1998. The Company intends to sell its Lenexa, Kansas building and its ComputAbility Corporate Headquarters.

     In February 2000, the Company signed an agreement to lease 35,503 square feet in Milwaukee, Wisconsin to support the expansion of the Wisconsin sales force. This lease will replace the existing ComputAbility Sales Office lease, which expired in January 2000, and the ComputAbility Corporate Headquarters.

Regulatory and Legal Matters

     The direct response business as conducted by the Company is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission and laws or regulations directly applicable to access to or commerce on the Internet. While the Company believes it is currently in compliance with such laws and regulations and has implemented programs and systems to address its ongoing compliance with such regulations, no assurances can be given that new laws or regulations will not be enacted or adopted which might adversely affect the Company's operations. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. The growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for and growth of the Company's Internet-based sales.

     The Company, or various subsidiaries, currently collects and remits sales tax only on sales of its products to residents of the states in which the Company or its respective subsidiaries has a physical presence. Various states have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped to those states' residents, and it is possible that such a requirement could be imposed in the future.

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

Executive Officers

     The executive officers of the Company as of March __, 2000 and their respective ages and positions are as follows:

                Name               Age              Position
                ----               ---              --------

     Frank F. Khulusi...........   33   Chairman of the Board and
                                          Chief Executive Officer

     Scott W. Klein.............   42   President

     Theodore R. Sanders........   45   Chief Financial Officer

     Daniel J. DeVries..........   38   Executive Vice President - Marketing
                                          and Sales

     The following is a biographical summary of the experience of the executive officers:

     Frank F. Khulusi is a co-founder of the Company and has served as Chairman of the Board and Chief Executive Officer of the Company since the Company's inception in 1987, and served as President until July 1999. Mr. Khulusi attended the University of Southern California.

     Scott W. Klein has served as President of Creative Computers since July 1999. In May 1999, Mr. Klein joined the Creative Computers organization as the President and CEO of eCOST.com. Prior to joining the Company, Mr. Klein was Executive Vice President and COO of PrimeSource Building Products, Inc. from 1984 to May 1999, where he oversaw sales, marketing, distribution and MIS and held a position on the Board of Directors. From 1981 to 1984, Mr.
Klein was a Director of Marketing for Pepsi Co. Mr. Klein also worked in Brand Management at Procter & Gamble. Mr. Klein received a B.S. degree in Accounting from Syracuse University.

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

     Daniel J. DeVries has served as Executive Vice President since February 1996 and was Senior Vice President from October 1994 to that time. Mr. DeVries is responsible for all marketing, sales, purchasing and the retail showroom. Mr. DeVries' marketing responsibilities include vendor co-op marketing, merchandising, database marketing and Internet marketing. From April 1993 to October 1994, he held various sales and marketing positions with the Company. From July 1988 to April 1993, Mr. DeVries was a Regional Manager for Sun Computers, a computer retailer.


                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

     This Annual Report on Form 10-K, including the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "may," "will," "should," "seeks" and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Company is including this statement for purposes of complying with these safe harbor provisions. The Company has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, and actual results could differ materially as a result of several factors, including those set forth under this section entitled "Certain Factors Affecting Future Results" and elsewhere herein. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     (15) The failure of the Company to attract and retain skilled personnel may adversely affect the Company's business and results of operations.

     It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the computer products and electronics industry as a whole. However, the discussion below discusses in more detail some of the foregoing factors, as well as additional factors which may affect the

Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in any "forward-looking statements."

Our addition of a new business focus could subject us to risks commonly associated with a new company

     We have historically operated as a direct marketer of computer products, and have only recently expanded our business model to include a focus on the Internet and business-to-business markets by developing our portfolio of web site properties. We have only been active in this new line of business since 1995 when we launched the PCMall.com web site. We established uBid.com, an online auction web site, in 1997, our eCOST.com web site in March 1999 and our eLinux.com web site in February 2000, and plan to continue our focus on the Internet and business-to-business market in the future. We do not have a significant operating history upon which you can evaluate our new business focus, and you should not rely upon past performance to predict our future performance. In adding a new business focus, we expect that we will have to make changes to our business operations, sales and implementation practices, customer service and support operations and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, reliance on the growth and use of the Internet to generate commercial opportunities, competition from a wider range of sources, the need to develop strategic relationships and other risks. We cannot guarantee that we will be able to successfully transition to this new business focus.

Dependence on Apple

     The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 21.4%, 20.0% and 25.4% of the Company's net sales in 1997, 1998 and 1999, respectively. A decline in sales of Apple computers or a decrease in supply of or demand for software and peripheral products for such computers could have a material adverse impact on the Company's business. During parts of 1997 and 1999, certain Apple computers were in short supply. A continuation of such shortages or future shortages could adversely affect the Company's operating results. The Company is an authorized dealer for the full retail line of Apple products; however, the Company's dealer agreement with Apple is terminable upon 30 days' notice. The Company's business would be adversely affected if all or a portion of the line of Apple products was no longer available to the Company. The Company's success is, in part, dependent upon the ability of Apple to develop and market products that meet the changing requirements of the marketplace. To the extent that these products are not available to the Company, the Company could encounter increased price and other competition, which would adversely affect the Company's business, financial condition and results of operations.

Rapid Growth

     Since its formation, the Company has experienced rapid growth. Net sales have grown from $8.7 million in 1990 to $732.0 million in 1999. The Company's catalog sales grew from $117.9 million in 1994 to $558.2 million in 1999. Internet sales on its pcmall.com, macmall.com, computability.com, ecost.com and ccit-inc.com web sites grew from $15.6 million in 1997 to $139.0 million in 1999. As a result of the Company's shift from the retail showroom to the Internet sales and catalog distribution channels, retail showroom sales have decreased from 28.0% of net sales in 1994 to 4.7% in 1999. During the first quarter of 1998, the Company closed seven retail showrooms to focus its efforts on its catalog, corporate and Internet channels of distribution. The Company recorded a one-time pretax restructuring charge of $10.5 million in the first quarter of 1998 relating to exit costs, asset write-offs, other charges and related goodwill. In response to the growth in catalog sales, the Company has rapidly added a significant number of employees and has been required to expend considerable efforts in training these new employees. This growth has placed strains on the Company's management, resources and facilities. As part of its growth strategy, the Company acquired Elek-Tek and ComputAbility in 1997 and may, in the future, acquire other companies in the same or complementary lines of business. These acquisitions and any such acquisition and the ensuing integration of the operations of the acquired company with those of the Company place additional demands on the Company's management, operating and financial resources. The Company's success will, in part, be dependent upon the ability of the Company to manage growth effectively. In addition, the Company's business and growth could be affected by the spending patterns of existing or prospective customers, the cyclical nature of capital expenditures of businesses, continued competition and pricing pressures, changes in the rate of development of new technologies and new products by manufacturers, acceptance by end-users and other trends in the general economy. There can be no assurance that the Company's historical growth rates will continue in the future.

     In connection with the Company's expansion into the WINTEL market, the Company has obtained catalog sales authorizations or otherwise has the ability to sell WINTEL products from certain major hardware manufacturers, including IBM, Compaq, Hewlett-Packard, Sony, Toshiba, and others. Many of its current vendors of peripherals, components, accessories and software also offer WINTEL products. While the Company has been successful to date in becoming a major catalog reseller of WINTEL products, no assurances can be given that the Company will be able to maintain that position.

Competition

     The retail business for personal computers, electronics and related products is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information. The Company competes with other direct marketers, including MicroWarehouse, CDW, Multiple Zones, Insight Direct, PC Connection and Global Direct. The Company also competes with Internet retailers such as buy.com, egghead.com and beyond.com. In addition, the Company competes with computer retail stores and resellers, including superstores, such as CompUSA, Best Buy, corporate resellers such as Compucom, Entex and Inacom, certain hardware and software vendors, such as Gateway and Dell Computer, which sell directly to end users, and other direct marketers of hardware, software and computer-related products. In the direct marketing and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain existing competitors of the Company have substantially greater financial resources than the Company. There can be no assurance that the Company can continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market. In addition, price is an important competitive factor in the personal computer hardware, software and peripherals market and the market for electronics products, and there can be no assurance that the Company will not be subject to increased price competition, which may have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not lose market share or that it will not be forced in the future to reduce its prices in response to the actions of its competitors and thereby experience a further reduction in its gross margins.

Narrow Operating Margins

     As a result of intense price competition in the computer products and electronics industry, the Company's margins have historically been narrow and are expected to continue to be narrow. These narrow margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events.

Potential Quarterly Fluctuations

     The Company experiences variability in its net sales and net income on a quarterly basis as a result of many factors. These factors include the frequency of catalog mailings, introduction or discontinuation of new catalogs, the introduction of new products or services by the Company and its competitors, changes in prices from suppliers, the loss or consolidation of a significant supplier or customer, general competitive conditions including pricing, the Company's ability to control costs, the timing of capital expenditures, the condition of the personal computer industry and electronics in general, seasonal shifts in demand for computer and electronics products, industry announcements and market acceptance of new products or upgrades, deferral of customer orders in anticipation of new product applications, product enhancements or operating systems, the relative mix of products sold during the period, inability of the Company to obtain adequate quantities of products carried in its catalogs, delays in the release by suppliers of new products and inventory adjustments and expenditures by the Company on new business ventures. The Company's planned operating expenditures each quarter are based on sales forecasts for the quarter. If sales do not meet expectations in any given quarter, operating results for the quarter may be materially adversely affected. The Company's narrow margins may magnify the impact of these factors on the Company's operating results. The Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In certain future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock could be materially adversely affected.

Dependence on Vendors

     The Company purchases all of its products from vendors. Certain key vendors, including IBM, Hewlett Packard, Compaq and Apple, provide the Company with trade credit as well as substantial incentives in the form of discounts, credits and cooperative advertising. Most key vendors have agreements to provide, or otherwise have consistently provided, market development funds to the Company, whereby such vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs to their respective products. Termination or interruption of the Company's relationships with one or more of these vendors, including Apple, or modification of the terms or discontinuance of the agreements with these vendors, could adversely affect the Company's operating income and cash flow. The Company's success is dependent in part upon the ability of its vendors to develop and market products that meet the changing requirements of the marketplace. Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less. In most cases, the Company has no guaranteed price or delivery arrangements with its suppliers. As a result, the Company has experienced and may in the future experience short-term inventory shortages on certain products. In addition, manufacturers who currently sell their products through the Company may decide to sell their products directly or through resellers or channels other than the Company. Further, the personal computer industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain manufacturers to supply certain products as needed. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill the Company's customers' orders on a timely basis or that the Company will be able to obtain particular products or that a product line currently offered by suppliers will continue to be available. Similarly, there can be no assurance that the Company will be able to obtain authorizations from new vendors which may introduce new products that create market demand.

Business Interruption; Facilities

     The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to its customers. The Company has taken several precautionary steps to help minimize the impact of disasters that might cause business interruptions. There can be no assurance that a disruption will not occur; however, any disruption of the Company's day-to-day operations including those caused by natural disasters could have a material adverse effect upon the Company and any interruption, corruption, degradation or failure of the Company's management information systems, distribution center, web site or telephone system could impair its ability to receive and process customer orders and ship products on a timely basis. The Company does not have a redundant telephone system and does not have a backup or redundant call center.

Changing Methods of Distribution

     The manner in which computer and electronics products are distributed and sold is changing, and new methods of sale and distribution, such as the Internet, have emerged. Computer hardware and software vendors have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain vendors have instituted programs for the direct sale of large quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various vendors. Vendors also may attempt to increase the volume of software products distributed electronically to end users' personal computers. Any of these competitive programs, if successful, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Independent Shipping Companies

     The Company relies almost entirely on arrangements with independent shipping companies, especially Federal Express and UPS, for the delivery of its products. The disruption or termination of the Company's arrangements with Federal Express, UPS or other shipping companies, or the failure or inability of one or more shipping companies to deliver products from the Company to its customers, or from suppliers to the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risk of Technological Changes and Inventory Obsolescence

     The market for personal computers, peripherals, software and electronics products is characterized by rapid technological change and a growing diversity of products. The Company's success depends in large part on its ability to identify and obtain the right to market products that will meet the changing requirements of the marketplace. There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to excess and obsolete inventory. The Company currently has limited return rights with respect to products which it purchases from Apple, IBM, Compaq, Hewlett Packard and certain other vendors; however, such rights vary by product line, have other conditions and limitations and can be terminated or changed at any time.

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

     The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. In 1998, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Senior Management

     The Company's future performance will depend to a significant extent upon the efforts and abilities of certain key management personnel, including Frank Khulusi, Chairman of the Board and Chief Executive Officer. The Company has a $3 million key man life insurance policy on Mr. Khulusi. The loss of service of one or more of the Company's key management personnel could have an adverse effect on the Company's business. The Company's success and plans for future growth will also depend in part on management's continuing ability to hire, train and retain skilled personnel in all areas of its business.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 1999.

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


                                         Price Range of
                                          Common Stock
                                       ------------------
                                         High       Low
                                       ---------   ------
     Year Ended December 31, 1997
     ----------------------------
        First Quarter...............   $   8 1/8        5
        Second Quarter..............       7 3/4        5
        Third Quarter...............    13 11/16    7 1/8
        Fourth Quarter..............     16 5/16    8 1/2
     Year Ended December 31, 1998
     ----------------------------
        First Quarter...............      12 7/8   7 5/16
        Second Quarter..............          10    5 1/4
        Third Quarter...............      12 1/2        6
        Fourth Quarter..............    59 11/16    5 1/4
     Year Ended December 31, 1999
     ----------------------------
        First Quarter...............      43 1/4   25 1/8
        Second Quarter..............      39 1/8   6 1/16
        Third Quarter...............       7 7/8    5 1/4
        Fourth Quarter..............          11    5 3/4


   On March 28, 2000, the closing price of the Company's Common Stock as reported on the Nasdaq National Market was $11.50 per share. As of March 29, 2000, there were approximately 52 holders of record of the Common Stock.

   On June 7, 1999, the Company distributed to its stockholders all of the 7.3 million shares of common stock of uBid, Inc. owned by the Company, representing approximately 80.1% of the outstanding stock of uBid. Each of the holders of the Company's common stock entitled to the distribution received approximately
 .70488 shares of uBid common stock for each share of the Company's common stock
held by such stockholders on May 24, 1999.   On June 8, 1999, the Company's
Common Stock traded ex-dividend to reflect the spin-off of uBid, and its closing price on the Nasdaq National Market on that date was $8.6875.

   The Company has never paid and has no present plans to pay any cash dividends on its capital stock. The Company intends to retain its earnings to finance the growth and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the years ended December 31, 1997, 1998 and 1999 and the selected balance sheet data as of December 31, 1998 and 1999 are derived from the Company's audited consolidated financial statements which are included elsewhere herein. The selected income statement data for the years ended December 31, 1995 and 1996 along with the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from the audited consolidated financial statements of the Company which are not included herein. The selected operating data are derived from the operating records of the Company and have not been audited.

                                                                                 Year Ended December 31,
                                                      ---------------------------------------------------------------------------
                                                                          (in thousands, except per share data)
                                                        1995            1996            1997(1)          1998(1)          1999(1)
                                                      --------        --------         --------         --------         --------
     Net sales.....................................   $420,877        $444,971         $546,122         $642,006         $731,955
     Cost of goods sold............................    361,803         395,000          476,053          568,309          652,404
     Retail store closure inventory reserve........          -               -                -            3,679                -
                                                      --------        --------         --------         --------         --------

     Gross profit..................................     59,074          49,971           70,069           70,018           79,551
     Selling, general and administrative expenses..     49,844          60,585           63,252           76,812           83,687
     Expenses related to retail store closure......          -               -                -            6,773                -
                                                      --------        --------         --------         --------         --------
     Income (loss) from operations.................      9,230         (10,614)           6,817          (13,567)          (4,136)
     Interest income (expense).....................        371             593              144             (291)             245
                                                      --------        --------         --------         --------         --------
     Income (loss) before income taxes.............      9,601         (10,021)           6,961          (13,858)          (3,891)
     Income taxes (benefit)........................      3,754          (3,972)           2,642           (5,034)             812
                                                      --------        --------         --------         --------         --------
     Income (loss) from continuing operations......      5,847          (6,049)           4,319           (8,824)          (4,703)
     Discontinued operations.......................          -               -             (194)          (8,971)          (6,240)
                                                      --------        --------         --------         --------         --------
     Net income (loss).............................   $  5,847        $ (6,049)        $  4,125         $(17,795)        $(10,943)
                                                      ========        ========         ========         ========         ========

     Basic earnings (loss) per share (2)
       Continuing operations.......................   $   0.71        $  (0.62)        $   0.44         $  (0.87)        $  (0.45)
       Discontinued operations.....................          -               -            (0.02)           (0.88)           (0.60)
                                                      --------        --------         --------         --------         --------
                                                      $   0.71        $  (0.62)        $   0.42         $  (1.75)        $  (1.05)
                                                      ========        ========         ========         ========         ========
     Diluted earnings (loss) per share (2)
       Continuing operations.......................   $   0.66        $  (0.62)        $   0.43         $  (0.87)        $  (0.45)
       Discontinued operations.....................          -               -            (0.02)           (0.88)           (0.60)
                                                      --------        --------         --------         --------         --------
                                                      $   0.66        $  (0.62)        $   0.41         $  (1.75)        $  (1.05)
                                                      ========        ========         ========         ========         ========
     Basic weighted average number of shares
       outstanding (2).............................      8,291           9,767            9,895           10,176           10,383
                                                      ========        ========         ========         ========         ========
     Diluted weighted average number of shares
       outstanding (2).............................      8,890           9,767           10,030           10,176           10,383
                                                      ========        ========         ========         ========         ========

(1) Operating results in 1997, 1998 and 1999 reflect the effects of acquisitions of ComputAbility, Ltd., and Elek-Tek, Inc. in August 1997 and October 1997, respectively. Further, these results also reflect uBid's results as discontinued operations. See Note 6 and Note 9 of Notes to Consolidated Financial Statements.
(2) Earnings (loss) per share and weighted average shares outstanding have been restated for all periods prior to 1998 to reflect the adoption of SFAS 128, "Earnings per Share." See Note 1 of Notes to Consolidated Financial Statements.

                                                                    Year Ended December 31,
                                                   ---------------------------------------------------------
                                                            (in thousands, except average order size)
Selected Operating Data                              1995        1996        1997        1998        1999
                                                   ---------   ---------   ---------   ---------   ---------
     Mail order/catalog net sales...............    $353,324    $383,864    $462,705    $562,284    $558,235
     Internet sales.............................    $      -    $  3,239    $ 15,586    $ 36,143    $138,986
     Retail net sales...........................    $ 67,553    $ 57,868    $ 67,831    $ 43,579    $ 34,734
     Number of catalogs distributed.............      38,680      48,753      62,220      69,427      58,955
     Orders filled (mail order/catalog).........         784         921         982       1,075         874
     Orders filled (Internet)...................           -          10          44         121         336
     Average order size (mail order/catalog)....    $    451    $    417    $    471    $    523    $    639
     Average order size (Internet)..............    $      -    $    324    $    354    $    299    $    414
     Mailing list size..........................       1,300       2,518       4,177       4,792       5,459

                                                                          December 31,
                                                    --------------------------------------------------------
                                                                         (in thousands)
Balance Sheet Data                                    1995        1996        1997        1998        1999
                                                    --------    --------    --------    --------    --------
     Working capital............................    $ 46,307    $ 42,600    $ 30,183    $ 36,285    $ 18,697
     Total assets...............................    $112,569    $113,431    $131,466    $143,174    $151,533
     Short-term debt............................    $    281    $    283    $ 10,186    $    122    $    148
     Long-term debt, excluding current portion..    $    589    $    325    $    496    $    161    $    284
     Stockholders' equity.......................    $ 56,560    $ 52,805    $ 60,082    $ 67,564    $ 48,598

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Overview

     The Company began operations in May 1987 as a mail-order company and opened its first retail computer showroom in August 1987. After opening its first retail showroom, the Company conducted mail order operations from one of its retail showroom locations. The Company became an authorized Apple dealer in 1991. During 1997, the Company operated four retail showrooms in Southern California under the name Creative Computers and three retail showrooms in Illinois and one retail showroom in Indiana under the name of Elek-Tek. During the first quarter of 1998, the Company closed all but one of its retail showrooms.

     During 1999, the Company successfully completed a spin-off of its former subsidiary, uBid, Inc., to the Company's stockholders. Consistent with its strategic focus on the Internet and business-to-business markets, the Company formed a new subsidiary, eCOST.com, a multi-category Internet retail web site, in February 1999. In December 1999, the Company formed a new subsidiary, eLinux.com, to provide products, news, discussion groups, services and support to the Linux community.

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

     In the fourth quarter of 1993, the Company shifted its principal distribution and marketing focus from retail showrooms to direct mail marketing distribution and relocated its mail order/catalog operations to a central location. In March 1994, the Company received authorization from Apple to offer the full retail line of Apple products via direct mail and the Company distributed the first edition of its MacMall catalog in April 1994. During 1997, 1998, and 1999, the Company distributed fourteen editions of its MacMall catalog per year with total MacMall circulation of approximately 36.0 million, 33.0 million, and 31.5 million, respectively. Total MacMall circulation decreased as the Company began to expand into the business-to-business and Internet channels.

     In May 1995, the Company distributed its first PC Mall catalog focusing on the WINTEL personal computer market. During 1997, 1998, and 1999, the Company distributed fourteen editions of its PC Mall catalogs per year with a total circulation of 21.9 million, 25.8 million and 21.2 million, respectively.

     In September 1997, the Company distributed its first ComputAbility catalog. During 1997, the Company distributed three ComputAbility catalogs to approximately 1.5 million previous and prospective customers. In 1998, total ComputAbility circulation was 9.1 million with thirteen editions. In 1999, the Company distributed thirteen Computability catalogs with a distribution of 6.3 million.

     All catalogs feature new products and contain detailed information about product capabilities, specifications, key features and system requirements.

     Net sales from mail order/catalog operations, as a percentage of net sales, were 84.7%, 87.6% and 76.3% in 1997, 1998 and 1999, respectively, with average order size being $471, $523 and $639 for those respective years. Net sales from the Internet, as a percentage of net sales, were 2.9%, 5.6% and 19.0% in 1997, 1998 and 1999, respectively, with average order size of $354, $299 and $414 for those respective years.

     Net sales of the Company are derived primarily from the sale of personal computer hardware, software, peripherals, accessories and consumer electronics to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, a direct sales force, retail showrooms and its Internet web sites. Gross profit consists of net sales less product and shipping costs. The Company receives marketing development funds ("MDF") from manufacturers of products included in the Company's catalogs, as well as co-operative advertising funds ("Co-Op") on products purchased from manufacturers and vendors.

     A substantial portion of the Company's business is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 21.4%, 20.0% and 25.4% of the Company's net sales in 1997, 1998 and 1999, respectively.

Results of Operations

     The following table sets forth for the years indicated information derived from the Company's consolidated statement of operations expressed as a percentage of net sales. Results for the years ended 1997 and 1998 have been restated to reflect the results of uBid as discontinued operations. There can be no assurance that trends in sales growth or operating results will continue in the future.


                                                        Percentage of Net Sales
                                                       --------------------------
                                                        Year Ended December 31,
                                                       --------------------------
                                                        1997      1998      1999
                                                       -------   -------   ------
     Net sales                                          100.0%    100.0%   100.0%
     Cost of goods sold                                  87.2      89.1     89.1
                                                        -----     -----    -----
     Gross profit                                        12.8      10.9     10.9
     Selling, general and administrative expenses        11.6      12.0     11.4
     Expenses related to retail store closure             ---       1.0      ---
                                                        -----     -----    -----
     Income (loss) from operations                        1.2      (2.1)    (0.5)
     Interest (income) expense, net                       ---       0.1      ---
                                                        -----     -----    -----
     Income (loss) before income taxes                    1.2      (2.2)    (0.5)
     Income taxes (benefit)                               0.4      (0.8)     0.1
                                                        -----     -----    -----
     Income (loss) from continuing operations             0.8      (1.4)    (0.6)
     Loss from discontinued operations                    ---      (1.4)    (0.9)
                                                        -----     -----    -----
     Net income (loss)                                    0.8%     (2.8)%   (1.5)%
                                                        =====     =====    =====

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

   Net sales for the year ended December 31, 1999 were $732.0 million, an increase of $90.0 million or 14.0% over net sales for the year ended December 31, 1998 of $642.0 million. Mail order/catalog sales for 1999 were $558.2 million, a decrease of $4.1 million or 0.7% compared to 1998 mail order/catalog sales of $562.3 million. The decrease in mail order/catalog sales is primarily due to a decline in circulation resulting from a shift in marketing expenditures toward the Internet, offset by an increase in average order value. Net catalog circulation in 1999 decreased 15.1%, or 10.5 million catalogs to 59.0 million, of which MacMall comprised 31.5 million, PC Mall 21.2 million and ComputAbility
6.3 million. The DataCom Mall catalog was discontinued at the end of 1998. Internet sales in 1999 were $139.0 million, an increase of 284.5%, or $102.9 million over 1998. Retail net sales in 1999 were $34.7 million, a decrease of 20.3%, or $8.9 million from 1998. WINTEL net sales increased 8.1% to $381.4 million in 1999, versus $352.9 million in 1998.

   Gross profit for the year ended December 31, 1999 was $79.6 million, an increase of $9.6 million or 13.6% from gross profit of $70.0 million for the year ended December 31, 1998. The increase in gross profit was primarily due to the increase in sales in 1999 over 1998. Gross profit as a percentage of sales was 10.9% in 1999, flat versus 1998. The gross profit percentage was negatively affected by lower margins experienced by eCOST.com and other factors, including outbound sales initiatives and fluctuations in key vendor support programs, offset by the impact of the 1998 write-offs.

   Selling, general and administrative expenses (SG&A) were $83.7 million for the year ended December 31, 1999, an increase of $6.9 million or 9.0% over SG&A expenses of $76.8 million for the year ended December 31, 1998. As a percentage of net sales, SG&A expenses were 11.4% in 1999, versus 12.0% in 1998. The decrease is primarily the result of first quarter write-offs included in the prior year related to a more rapid decline in Mac sales and the effect of rapid price erosion at that time.

   Net interest income was $0.2 million for the year ended December 31, 1999 compared to $0.3 million net interest expense for the year ended December 31, 1998. The change primarily resulted from the elimination of interest expense related to the 1997 borrowings to finance the acquisition of Elek-Tek.

   Income tax provision for the year ended December 31, 1999 was $0.8 million versus a benefit of $5.0 million for the year ended December 31, 1998. The effective tax rate for 1999 increased to 20.8% from (36.3%) in 1998. The change in effective tax rate is primarily due to the provision of valuation allowance against deferred tax assets.

   During 1997, the Company operated four retail showrooms in Southern California under the name Creative Computers and three retail showrooms in Illinois and one retail showroom in Indiana under the name of Elek-Tek. During February 1998, the Company closed its Indiana showroom. On March 20, 1998, the Company closed six of its other retail showrooms to focus its efforts on its catalog, corporate and Internet channels. Net sales from the Company's retail showroom operations were $67.8 million and $43.6 million for the years ended December 31, 1997 and 1998, representing 12.4% and 6.8% of net sales, respectively. In the first quarter of 1998, the Company recorded a one-time pretax restructuring charge of $10.5 million relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were a $3.1 million write-off of goodwill, a $1.9 million write-off for fixed assets, a $1.5 million reserve for lease exit cost, and $0.3 million employee-related severance costs. Recorded as cost of sales were $3.7 million of reserves for store inventory. The reserves have been fully utilized as of December 31, 1998. In addition, during the first quarter of 1998, $7.0 million of pretax write-offs were taken primarily relating to a more rapid decline in Mac sales during the quarter and the effects of rapid price erosion and other changes in the industry on inventory and receivables during the quarter.

   As a result of the spin-off of uBid in June 1999, the Company recorded uBid's results of operations in discontinued operations for 1999, 1998 and 1997.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

   Net sales for the year ended December 31, 1998 were $642.0 million, an increase of $95.9 million or 18% over net sales for the year ended December 31, 1997 of $546.1 million. Mail order/catalog sales for 1998 were $562.3 million, an increase of $99.6 million or 21.5% over 1997 mail order/catalog sales of $462.7 million. The increase in direct marketing sales was primarily due to an increase in WINTEL sales, partially offset by a decrease in Mac sales. Catalog circulation in 1998 increased 11.6% to 69.4 million catalogs, of which MacMall comprised 33.1 million, PC Mall 25.8 million, ComputAbility 9.1 million and DataCom Mall 1.4 million. Internet sales were $36.1 million in 1998, an increase of 131.9% or $20.6 million over 1997. Retail net sales in 1998 were $43.6 million, a decrease of $24.3 million or 35.8% due to the closure of seven of the Company's stores in the first quarter of 1998. WINTEL net sales increased 64.8% to $364.6 million in 1998, versus $221.3 million in 1997.

   Gross profit for the year ended December 31, 1998 was $70.0 million, a decrease of $0.1 million from gross profit of $70.1 million for the year ended December 31, 1997. The change in gross profit was primarily due to the increase in sales in 1998 over 1997, offset by the large first quarter write-off related to the retail store closures and slow-moving and excess inventory. Gross profit as a percentage of sales was 10.9% in 1998, versus 12.8% in 1997. The decrease in gross profit percentage was primarily due to the 1998 first quarter write-offs.

   Selling, general and administrative expenses (SG&A) were $76.8 million for the year ended December 31, 1998, an increase of $13.5 million or 21% over SG&A expenses of $63.3 million for the year ended December 31, 1997. As a percentage of net sales, SG&A expenses were 12.0% in 1998, versus 11.6% in 1997. The increase is primarily due to the first quarter write-offs related to a more rapid decline in Mac sales and the effect of rapid price erosion and other charges related to the store closures in the first quarter of 1998.

   Net interest expense was $0.3 million for the year ended December 31, 1998 compared with $0.1 million net interest income for the year ended December 31, 1997. The increase is primarily attributed to borrowings in conjunction with the acquisition of Elek-Tek.

   Income tax benefit for the year ended December 31, 1998 was $5.0 million versus a provision of $2.6 million for the year ended December 31, 1997. The effective tax rate for 1998 decreased to (36.3%) from 38.0% in 1997. The decrease in effective tax rate is primarily due to the loss recorded in 1998.

Liquidity and Capital Resources

   The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have come from public offerings and borrowings from its stockholders, private investors and financial institutions. In April and August 1995, the Company completed an initial public offering and a follow-on offering of its Common Stock which resulted in aggregate net proceeds to the Company of approximately $46.6 million. Cash flows from operations were $18.4 million, $13.7 million and $21.5 million for 1997, 1998 and 1999, respectively.

Cash flows from operations in 1999 were favorable due to continuing improvements of inventory and payables management.

   Inventory decreased $1.1 million in 1999 and inventory turns continued to improve from 13.5 in 1998 to 16.4 in 1999. Accounts receivable increased $7.2 million during 1999, primarily due to higher open account business-to-business sales.

   During the year ended December 31, 1999, the Company's capital expenditures were $4.2 million as compared to $3.2 million in 1998 and $2.9 million in 1997. The Company's primary capital needs will continue to be funding its working capital requirements for anticipated sales growth, possible acquisitions and new business ventures.

   As of December 31, 1999 and 1998, the Company had advances outstanding of $12.4 million and $38.0 million, respectively, under a $60.0 million line of credit with a finance company. The line of credit allows working capital advances up to $27.5 million and floorplan inventory financing up to $45.0 million; however, aggregate advances and floorplan financing cannot exceed $60.0 million. The advances outstanding at December 31, 1999 and 1998 relate to floorplan inventory financing to purchase inventory, which is included in accounts payable. There were no outstanding working capital advances at December 31, 1999 or 1998. Working capital advances are also limited to eligible accounts receivable and inventory collateral. The line of credit is secured by substantially all of the Company's assets and is cancelable upon 90 days' advance notice. Interest for amounts owed for working capital advances are calculated at the finance company's prime rate (8.50% and 7.75% per annum at December 31, 1999 and 1998, respectively). Floorplan financing does not bear interest if paid within an average of 30 days of the inventory purchase date. Interest on floorplan financing not paid within an average of 45 days is charged at the finance company's prime rate plus 2% (10.50% and 9.75% per annum at December 31, 1999 and 1998, respectively). The line of credit requires that the Company maintain a minimum tangible net worth, a minimum pretax earnings to interest expense ratio and limits debt as a ratio to tangible net worth. At December 31, 1999 and 1998, the Company was in compliance with these covenants. At December 31, 1999 and 1998, the Company had $47.6 million and $22.0 million available for working capital advances and floorplan inventory financing.

   At December 31, 1999 and 1998, the Company had cash and short-term investments of $24.3 million and $6.4 million, respectively, and working capital of $18.7 million and $36.3 million, respectively. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2000. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

   In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of December 31, 1999, the Company has repurchased 15,000 shares.

   As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. Any launch of a new business venture or any acquisition and the ensuing integration of the operations of the acquired company with those of the Company would place additional demands on the Company's management, operating and financial resources. The Company currently has no definitive agreements with respect to any acquisitions.

Year 2000

  Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data during the year 2000 or thereafter. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify dates after December 31, 1999, a four-digit date code field must be created to be what is commonly termed "year 2000 compliant."

  In prior reports, the Company has discussed the nature and progress of its plans to become year 2000 ready. In late 1999, the Company completed its testing and remediation of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems, and the Company believes those systems successfully responded to the year 2000 date change. The Company expensed approximately $0.5 million during 1999 in connection with its testing and remediation efforts. The Company is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. Although the Company has not experienced any material year 2000 problems or disruptions since January 1, 2000, there can be no assurance that such problems or disruptions will not occur in the future. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

Inflation

   Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the near future. There can be no assurances, however, that the Company's business will not be so affected by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's financial instruments include cash and long-term debt. At March 30, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

   It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at March 30, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors of the Company is set forth under the caption "Election of Directors," in the Company's definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and such information is incorporated herein by reference. A list of executive officers of Registrant is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Election of Directors - Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationships and Related Transactions and Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

The following consolidated financial statements of Registrant are filed as part of this report:

     (a) (1) Consolidated Financial Statements. See Index to Consolidated Financial Statements.

         (2) Financial Statement Schedules. See Index to Consolidated Financial Statements.

         (3) Exhibits.

             The following exhibits are filed or incorporated by reference as part of this report:

         Exhibit Number    Description
         --------------    -----------
               3.1         Certificate of Incorporation of the Company (1)
               3.2         Bylaws of the Company (1)
               10.1*       1994 Stock Incentive Plan and form of stock option agreement
                           (1)
               10.2*       Employment Agreement dated January 1, 1995, between Creative
                           Computers, Inc. and Frank F. Khulusi (1)
               10.4*       Employment Agreement dated January 1, 1994, between Creative
                           Computers, Inc. and Dan DeVries (1)
               10.5        Standard Industrial/Commercial Single-Tenant Lease-Net dated
                           February 10, 1993 between Herman Platt and Marjorie Platt, as Co-
                           Trustees of the Herman Platt and Marjorie Platt Trust dated
                           October 11, 1985 and Creative Computers, Inc. for the premises located at 2645 Maricopa Street, Torrance, California (2)
               10.6        ITT Commercial Financial Corporation ("ITT") financing
                           arrangements:
                           a.   Agreement for Wholesale Financing (Security Agreement-
                                Arbitration) dated April 4, 1991, as amended, between ITT
                                and Creative Computers, Inc. (1)
               10.18*      Directors' Non-Qualified Stock Option Plan, amended and
                           restated as of May 18, 1999 (7)
               10.22       Agreement dated August 1, 1995 between Creative Computers, Inc.
                           and Deutsche Financial Services (formerly known as ITT Commercial
                           Finance Corp.) (2)
               10.25       Industrial Lease Agreement between Corporate Estates, Inc. and
                           Creative Computers, Inc. dated September 15, 1995 for the
                           premises located at 4515 E. Shelby Drive, Memphis, Tennessee, filed in connection with the Company's 10-Q for the quarter ended
                           September 30, 1995 (4)
               10.28       Authorized Apple Dealer U.S. Sales Agreement dated August 29,
                           1996; Authorized Apple Catalog Reseller Sales Agreement dated
                           August 29, 1996; Dealer Apple Authorized Service Provider
                           Agreement dated August 29, 1996; Apple Corporate Alliance Program
                           Addendum to the Authorized Apple Dealer Sales Agreement dated
                           August 29, 1996 (4)
               10.29       Amendment to Agreement for Wholesale Financing dated February
                           25, 1997 (4)
               10.30       Asset Purchase Agreement dated September 27, 1997 between
                           Creative Computers, Inc. and Elek-Tek (3)
               10.31       Business Credit and Security Agreement dated October 14, 1997 between Deutsche Financial Service Corporation and Elek-Tek
                           Acquisition Corp. (3)
               10.32       Business Credit and Security Agreement dated October 14, 1997 between Deutsche Financial Service Corporation and Creative
                           Computers, Inc. (3)
               10.33       Asset Purchase Agreement dated August 29, 1997 between Creative
                           Computers, Inc. and ComputAbility, Ltd. (5)
               10.34       Registration Rights Agreement by and between Creative
                           Computers, Inc. and uBid, Inc., dated as of December 7, 1998 (6)






               10.35       Separation and Distribution Agreement by and between Creative
                           Computers, Inc. and uBid, Inc., dated as of December 7, 1998, as amended (7)
               10.36       Services Agreement by and between Creative Computers, Inc. and
                           uBid, Inc., dated as of December 7, 1998 (6)
               10.37(A)    Tax Indemnification and Allocation Agreement by and between
                           Creative Computers, Inc. and uBid, Inc., dated as of December 7,
                           1998, as amended (8)
               10.37(B)    Amendment No. 1 to the Tax Indemnification and Allocation Agreement
                           by and among uBid, Creative Computers and CMGI, Inc., dated as of
                           February 9, 2000 (10)
               10.38       Sublease Agreement between Creative Computers, Inc. and uBid,
                           Inc., dated as of July 1, 1998 (6)
               10.39       Agreement Restricting Transfer of Assets and Letter Agreement
                           dated as of September 23, 1998 by and between Deutsche Financial
                           Services Corporation and Creative Computers, Inc. and uBid, Inc.
                           (6)
               10.40       Assignment and License Agreement by and between Creative
                           Computers, Inc. and uBid, Inc., dated as of November 30, 1998 (6)
               10.41       Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of December 1, 1999
               10.42*      Employment Agreement dated July 22, 1999, between  Creative
                           Computers, Inc. and Scott Klein (9)
               21.1        Subsidiaries
               23.1        Consent of PricewaterhouseCoopers LLP
               27.1        Financial Data Schedule (filed with EDGAR version only)

               (1)         Incorporated by reference to the Company's Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
               (2)         Incorporated by reference to the Company's Registration Statement on Form S-1 (33-95416) declared effective on August 23, 1995.
               (3)         Incorporated by reference to the Company's Form 8-K dated October
                           11, 1997, filed with the Commission on October 30, 1997
               (4)         Incorporated by reference to the Company's 1996 Form 10-K, filed with the Commission on March 31, 1997.
               (5)         Incorporated by reference to the Company's 1997 Form 10-K, filed with the Commission on March 31, 1998.
               (6)         Incorporated by reference to the Registration Statement on Form
                           S-1 of uBid, Inc. (File No. 333-58477), on file with the
                           Commission.
               (7)         Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on
                           August 16, 1999.
               (8)         Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 17, 1999.
               (9)         Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1999, filed with the
                           Commission on November 15, 1999.
               (10)        Incorporated by reference to the Annual Report on 10-K of uBid,
                           Inc. (Commission File No. 000-25119) for the year ended December
                           31, 1999.

  *   The referenced exhibit is a compensatory contract, plan or arrangement.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the fourth quarter of the period covered by this Report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on March 30, 2000.



                              CREATIVE COMPUTERS, INC.

                              By:  /s/ FRANK F. KHULUSI
                                   ------------------------------
                                   Frank F. Khulusi
                                   Chief Executive Officer

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



         Signature                  Title                        Date
         ---------                  -----                        ----
/s/ FRANK F. KHULUSI         Chairman of the Board of        March 30, 2000
---------------------------  Directors and Chief
Frank F. Khulusi             Executive Officer
                             (Principal Executive Officer)


/s/ THEODORE R. SANDERS      Chief Financial Officer         March 30, 2000
---------------------------  (Principal Financial and
Theodore R. Sanders          Accounting Officer)


/s/ SAM U. KHULUSI           Director                        March 30, 2000
---------------------------
Sam U. Khulusi

/s/ THOMAS MALOOF            Director                        March 30, 2000
---------------------------
Thomas Maloof

/s/ RONALD B. RECK           Director                        March 30, 2000
---------------------------
Ronald B. Reck

                            CREATIVE COMPUTERS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements and Supplementary Data
-------------------------------------------
Report of Independent Accountants......................................................................  F-2
Consolidated Balance Sheet at December 31, 1999 and 1998...............................................  F-3
Consolidated Statement of Operations for the Years Ended December 31, 1999, 1998 and 1997..............  F-4
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997....  F-5
Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997..............  F-6
Notes to Consolidated Financial Statements.............................................................  F-7
Quarterly Financial Information (unaudited)............................................................ F-18


Financial Statement Schedule
----------------------------
Schedule II - Valuation and Qualifying Accounts........................................................ F-19

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


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Creative Computers, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Creative Computers, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of uBid, Inc., a former majority-owned subsidiary, for the year ended December 31, 1998, which statements reflect total assets of $34,625,000 and total liabilities of $15,992,000 at December 31, 1998, and total revenues of $48,232,000 and net loss of $10,169,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for uBid, Inc. at December 31, 1998 and for the year then ended, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 4, 2000

                            CREATIVE COMPUTERS, INC.
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                                 December 31,
                                                             ---------------------
ASSETS                                                         1999        1998
                                                             ---------   ---------
Current assets:
Cash and cash equivalents                                    $ 24,326    $  6,442
Accounts receivable, net of allowance for doubtful
    accounts of $1,483 and $3,676                              47,618      40,429
Inventories                                                    38,068      39,158
Prepaid expenses and other current assets                       5,781       5,374
Net assets of uBid discontinued segment, net of
    minority interest of $3,708 in 1998                             -      14,925
Income tax refund receivable                                      177         190
Notes receivable                                                3,331           -
Deferred income taxes                                           2,047       5,216
                                                             --------    --------
     Total current assets                                     121,348     111,734
Notes receivable                                                    -       3,331
Property, plant and equipment, net                             14,569      14,391
Goodwill, net                                                  11,836      12,318
Deferred income taxes                                           3,738       1,262
Other assets                                                       42         138
                                                             --------    --------
                                                             $151,533    $143,174
                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                             $ 86,609    $ 62,129
Accrued expenses and other current liabilities                 15,894      13,198
Capital leases - current portion                                  142         116
Notes payable - current portion                                     6           6
                                                             --------    --------
     Total current liabilities                                102,651      75,449
Capital leases                                                    136           6
Notes payable                                                     148         155
                                                             --------    --------

     Total liabilities                                        102,935      75,610
                                                             --------    --------

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $.001 par value; 15,000,000 shares
    authorized; 10,404,069 and 10,264,539 shares issued            11          10
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding                         -           -
Additional paid-in capital                                     74,337      82,361
Treasury stock, at cost: 15,000 shares                            (91)        (91)
Retained earnings (accumulated deficit)                       (25,659)    (14,716)
                                                             --------    --------
     Total stockholders' equity                                48,598      67,564
                                                             --------    --------
                                                             $151,533    $143,174
                                                             ========    ========

         See accompanying notes to consolidated financial statements.

                           CREATIVE COMPUTERS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                                                                  Year ended December 31,
                                                              ---------------------------------
                                                                1999         1998        1997
                                                              ---------   ---------   ---------
Net sales                                                     $731,955    $642,006    $546,122
Cost of goods sold                                             652,404     568,309     476,053
Retail store closure inventory reserve                               -       3,679           -
                                                              --------    --------    --------

     Gross profit                                               79,551      70,018      70,069
Selling, general and administrative
     expenses                                                   83,687      76,812      63,252

Expenses related to retail store closures                            -       6,773           -
                                                              --------    --------    --------
Income (loss) from operations                                   (4,136)    (13,567)      6,817
Interest income (expense), net                                     245        (291)        144
                                                              --------    --------    --------
Income (loss) before income taxes                               (3,891)    (13,858)      6,961
Income tax provision (benefit)                                     812      (5,034)      2,642
                                                              --------    --------    --------
Income (loss) from continuing
     operations                                                 (4,703)     (8,824)      4,319
Loss from discontinued operations,
     net of minority interest of $1,500
     and $1,198 in 1999 and 1998                                (6,240)     (8,971)       (194)
                                                              --------    --------    --------

Net income (loss)                                             $(10,943)   $(17,795)   $  4,125
                                                              ========    ========    ========
Basic earnings (loss) per share
    Continuing operations                                     $  (0.45)   $  (0.87)   $   0.44
    Discontinued operations                                      (0.60)      (0.88)      (0.02)
                                                              --------    --------    --------
                                                              $  (1.05)   $  (1.75)   $   0.42
                                                              ========    ========    ========
Diluted earnings (loss) per share
     Continuing operations                                    $  (0.45)   $  (0.87)   $   0.43
     Discontinued operations                                     (0.60)      (0.88)      (0.02)
                                                              --------    --------    --------
                                                              $  (1.05)   $  (1.75)   $   0.41
                                                              ========    ========    ========
Basic weighted average number of shares
       outstanding                                              10,383      10,176       9,895
                                                              ========    ========    ========
Diluted weighted average number of shares
       outstanding                                              10,383      10,176      10,030
                                                              ========    ========    ========

         See accompanying notes to consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                           Common Stock   Additional    Retained
                                          --------------    Paid-in     Earnings     Treasury
                                          Shares  Amount    Capital     (Deficit)      Stock     Total
                                          ------  ------    -------     ---------     ------     -----
Balance at December 31, 1996               9,792  $10       $53,932     $ (1,046)     $(91)      $ 52,805
   Issuance of stock in connection
       with acquisition                      272              2,500                                 2,500
   Stock option exercises, including
       related income tax benefit             41                340                                   340
   Net income                                                              4,125                    4,125
                                          ------  ---       -------     ---------     ----       --------
Balance at December 31, 1997              10,105   10        56,772        3,079       (91)        59,770
   Capital contributed by minority
       stockholders of subsidiary                            18,943                                18,943
   uBid stock-based compensation                              5,267                                 5,267
   Stock option exercises, including
       related income tax benefit            160              1,379                                 1,379
Net loss                                                                 (17,795)                 (17,795)
                                          ------  ---       -------     ---------     ----       --------
Balance at December 31, 1998              10,265   10        82,361      (14,716)      (91)        67,564
   Spin-off of uBid subsidiary                               (8,877)                               (8,877)
   Stock option exercises                    139    1           853                                   854
   Net loss                                                              (10,943)                 (10,943)
                                          ------  ---       -------     ---------     ----       --------
Balance at December 31, 1999              10,404  $11       $74,337     $(25,659)     $(91)      $ 48,598
                                          ======  ===       =======     ========      ====       ========

          See accompanying notes to consolidated financial statements.

                            CREATIVE COMPUTERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                Year ended December 31,
                                                           ---------------------------------
                                                             1999        1998        1997
                                                           ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                        $(10,943)   $(17,795)   $  4,125
                                                           --------    --------    --------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Depreciation and amortization                               4,961       3,882       2,333
  Provision (benefit) for deferred income taxes                 693      (5,017)      2,469
  Loss on disposal of property, plant and equipment               -       1,950         783
  Loss on impairment of goodwill                                  -       3,095           -
  Loss from discontinued operations                           6,240       8,971         194
  Changes in assets and liabilities, net of acquisitions
  and spin-off:
     Accounts receivable                                     (7,189)      2,017      (5,773)
     Inventories                                              1,090       3,483      17,416
     Prepaid expenses and other current assets                 (471)     (2,561)        926
     Other assets                                                96        (742)          3
     Accounts payable                                        24,480      16,171      (6,827)
     Accrued expenses and other current liabilities           2,504         (75)      1,063
     Income tax refund receivable                                13         279       1,723
                                                           --------    --------    --------
  Total adjustments                                          32,417      31,453      14,310
                                                           --------    --------    --------
Net cash provided by operating activities                    21,474      13,658      18,435
                                                           --------    --------    --------
Cash flows from investing activities:
  Redemptions of securities available for sale                    -           -       1,536
  Purchase of securities available for sale                       -           -      (1,015)
  Acquisition of Elek-Tek                                         -           -      (9,083)
  Acquisition of ComputAbility                                    -           -      (5,482)
  Acquisition of property, plant and equipment               (4,185)     (3,209)     (2,945)
  Advances to uBid                                                -      (2,661)          -
  Proceeds from sale of equipment                                 -           -          13
                                                           --------    --------    --------
Net cash used in investing activities                        (4,185)     (5,870)    (16,976)
                                                           --------    --------    --------
Cash flows from financing activities:
  Net line of credit payments                                     -      (9,956)    (10,775)
  Payments under notes payable                                   (7)       (210)        (81)
  Principal payments of obligations under capital leases       (252)       (233)       (254)
  Proceeds from stock issued under stock option plans           854       1,035         340
                                                           --------    --------    --------
Net cash provided by (used in) financing activities             595      (9,364)    (10,770)
                                                           --------    --------    --------
Net increase (decrease) in cash and cash equivalents         17,884      (1,576)     (9,311)
Cash and cash equivalents:
Beginning of year                                             6,442       8,018      17,329
                                                           --------    --------    --------
End of year                                                $ 24,326    $  6,442    $  8,018
                                                           ========    ========    ========

         See accompanying notes to consolidated financial statements.

                           CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

1.   Summary of Significant Accounting Policies

Description of Company

     Creative Computers, Inc. (the "Company"), founded in 1987, is a direct marketer of personal computer hardware, software and peripheral products, as well as consumer electronics. The Company offers products to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, a direct sales force, a retail showroom and multiple Internet web sites. The Company offers a broad selection of products through its distinctive, full-color catalogs, MacMall, PC Mall, PC Mall.Com, MacMall Buyers Software Guide and ComputAbility, the Company's worldwide web sites on the Internet, and other promotional materials.

     During 1997, the Company acquired and assimilated two marketers of personal computer hardware and software products, Elek-Tek, Inc. and ComputAbility, Ltd. In September 1997, the Company formed a wholly owned subsidiary, uBid, Inc. ("uBid") to sell computer-related products and consumer electronics through an auction format on the Internet. In December 1998, uBid completed an initial public offering of 1,817,000 shares of its common stock. On June 7, 1999, the Company divested its ownership in uBid by means of a tax-free distribution of all of its remaining 7.3 million shares of uBid common stock to the Company's shareholders of record as of May 24, 1999. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," uBid's revenues and expenses have been excluded from the Company's consolidated revenues and expenses from continuing operations. The Company's share of uBid's operating results, net of taxes, for the periods presented have been reported as a separate line item on the Company's consolidated statement of operations under the caption "Loss from discontinued operations." The Company's consolidated balance sheet and consolidated statement of cash flows have also been restated for all periods presented to reflect the divestiture of uBid. uBid's revenues were $9 and $48,232 for the years ended December 31, 1997 and 1998, respectively, and $64,784 for the period ended June 7, 1999.

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

Revenue Recognition

     Net sales include product sales net of returns and allowances, and gross outbound shipping and handling charges. The Company recognizes revenue from product sales, net of discounts, coupon redemption and estimated sales returns, when the products are shipped to customers. The Company provides an allowance for sales returns, which is based on historical experience. For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although some of these risks are mitigated through arrangements with the Company's shippers and suppliers.

                           CREATIVE COMPUTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

Cash Equivalents

     All highly liquid investments with initial maturities of three months or less are considered cash equivalents.

Concentration of Credit Risk

     Accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. At December 31, 1999 and 1998, receivables from one large customer were $6.0 million and $8.8 million, respectively.

Inventories

     Inventories consist primarily of finished goods, and are stated at cost (determined under the first-in, first-out cost method) or market, whichever is lower. At December 31, 1999 and 1998, the Company had reserves of $2,331 and $4,740, respectively, for demonstration inventory, lower of cost or market pricing and potential excess and obsolete inventory.

Deferred Advertising Costs and Revenue

    The Company produces and circulates catalogs at various dates throughout the year. The Company receives market development funds and cooperative (co-op) advertising funds from vendors included in each catalog. These funds are recognized based on sales generated over the life of the catalog, which approximates eight weeks. The costs of developing and circulating each catalog are deferred and charged to advertising expense in the same time period as the co-op funds based on sales over the life of the catalog. Advertising expense, net of advertising revenue earned, included in selling, general and administrative expenses, was $7,325, $4,157 and $1,387 in 1999, 1998, and 1997,
respectively. Deferred advertising costs were $4,870 and $4,684 at December 31, 1999 and 1998, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet.

Property, Plant and Equipment

     Property, plant and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated using straight-line methods over the estimated useful lives of the assets, as follows:

     Furniture and fixtures               5-7 years
     Leasehold improvements               Life of lease--not to exceed 15 years
     Computers, machinery and equipment   3-7 years
     Building                             31.5 years

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

Disclosures About Fair Value of Financial Instruments

     The carrying amount of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value because of the short-term maturity of these instruments. The carrying amount of the Company's notes payable approximate fair value based upon the current rates offered to the Company for obligations of similar terms and remaining maturities.

Goodwill

     Goodwill, resulting from acquisitions, is amortized using the straight-line method over periods not exceeding twenty-five years and is subject to periodic review for impairment. Accumulated amortization at December 31, 1999 and 1998 was $1,086 and $604, respectively. Amortization expense totaled $482, $514 and $90 in 1999, 1998 and 1997, respectively. During 1998, in conjunction with the store closures, the Company determined that goodwill related to acquired retail stores was impaired and, accordingly, the Company recorded a write-off of $3,095.

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

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

   The composition of Basic and Diluted EPS is as follows:

                                                     1999           1998           1997
                                                 ------------   ------------   ------------
   Income (loss) from continuing operations      $    (4,703)   $    (8,824)   $     4,319
   Loss from discontinued operations                  (6,240)        (8,971)          (194)
                                                 -----------    -----------    -----------
     Net income (loss)                           $   (10,943)   $   (17,795)   $     4,125
                                                 ===========    ===========    ===========

   Weighted average shares - Basic                10,383,052     10,175,864      9,895,179
   Effect of dilutive stock options
     and warrants                                          -              -        135,238
   Weighted average shares - Diluted              10,383,052     10,175,864     10,030,417
   Basic earnings (loss) per share
     Continuing operations                             (0.45)         (0.87)          0.44
     Discontinued operations                           (0.60)         (0.88)          (.02)
                                                 -----------    -----------    -----------
                                                 $     (1.05)   $     (1.75)   $      0.42
                                                 ===========    ===========    ===========
   Diluted earnings (loss) per share
     Continuing operations                             (0.45)         (0.87)          0.43
     Discontinued operations                           (0.60)         (0.88)          (.02)
                                                 -----------    -----------    -----------
                                                 $     (1.05)   $     (1.75)   $      0.41
                                                 ===========    ===========    ===========

Accounting for Stock-Based Compensation

   The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), have been included in
Note 7.

1.  Reclassifications

   Certain reclassifications have been made to the 1997 and 1998 financial statement amounts to conform to the 1999 presentation.

2.  Property, Plant and Equipment

   Property, plant and equipment consist of the following as of December 31:

                                                            1999        1998
                                                          ---------   --------
     Furniture and fixtures                               $  2,216    $ 2,370
     Leasehold improvements                                  3,181      2,703
     Computers, machinery and equipment                     18,507     14,474
     Building                                                2,827      2,827
     Land                                                    1,446      1,446
                                                          --------    -------
                                                            28,177     23,820
     Less: Accumulated depreciation and amortization       (13,608)    (9,429)
                                                          --------    -------
                                                          $ 14,569    $14,391
                                                          ========    =======

Depreciation expense in 1999, 1998 and 1997 totaled $4,415, $3,307 and $2,247, respectively.

                            CREATIVE COMPUTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

3.  Line of Credit

    As of December 31, 1999 and 1998, the Company had advances outstanding of $12,362 and $37,971, respectively, under a $60,000 line of credit with a finance company. The line of credit allows working capital advances up to $27,500 and floorplan inventory financing up to $45,000, however, total advances and floorplan financing cannot exceed $60,000. The advances outstanding at December 31, 1999 and 1998 relate to floorplan inventory financing to purchase inventory which is included in accounts payable. There were no outstanding working capital advances at December 31, 1999 or 1998. Working capital advances are also limited to eligible accounts receivable and inventory collateral. The line of credit is collateralized by substantially all of the Company's assets and is cancelable upon 90 days' advance notice. Interest for amounts owed for working capital advances are calculated at the finance company's prime rate (8.50% and 7.75% per annum at December 31, 1999 and 1998, respectively). Floorplan financing does not bear interest if paid within an average of 30 days of the inventory purchase date. Interest on floorplan financing not paid within an average of 45 days is charged at the finance company's prime rate plus 2% (10.50% and 9.75% per annum at December 31, 1999 and 1998, respectively). The line of credit requires that the Company maintain a minimum tangible net worth, a minimum pretax earnings to interest expense ratio and limits debt as a ratio to tangible net worth. At December 31, 1999 and 1998, the Company was in compliance with these covenants. At December 31, 1999 and 1998, the Company had $47,638 and $22,029 available for working capital advances and floorplan inventory financing.

4.  Income Taxes

    The provision (benefit) for income taxes consists of the following for the years ended December 31:

                     1999       1998      1997
                    -------   --------   ------
     Current
      Federal         $ 106   $  (100)   $  103
      State              13        83        70
                      -----   -------    ------
                        119       (17)      173
                      -----   -------    ------
     Deferred
      Federal           620    (4,584)    2,207
      State              73      (433)      262
                      -----   -------    ------
                        693    (5,017)    2,469
                      -----   -------    ------
                      $ 812   $(5,034)   $2,642
                      =====   =======    ======

    The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

                                             1999      1998      1997
                                            -------   -------   ------
    Expected taxes at federal
      statutory tax rate                     (34.0)%   (34.0)%   34.0%
    State income taxes, net of federal
      income tax benefit                      (2.9)%    (1.5)%    5.0%
    Change in valuation allowance             53.7%       --       --
    Other                                      4.0%     (0.8)%   (1.0)%
                                            ------    ------    -----
                                              20.8%    (36.3)%   38.0%
                                            ======    ======    =====

                            CREATIVE COMPUTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)


    The significant components of deferred tax assets and liabilities are as follows at December 31:


                                              1999       1998
                                            --------   --------
    Accounts receivable                     $   638    $ 1,439
    Inventories                                 356        786
    Property, plant and equipment              (162)    (1,194)
    Amortization                               (462)      (394)
    Accrued expenses and reserves               621        606
    Tax credits and loss carryforwards        8,171      5,232
    Other                                         3          3
    Less:  Valuation allowance               (3,380)         0
                                            -------    -------
    Net deferred tax assets                 $ 5,785    $ 6,478
                                            =======    =======

    At December 31, 1999, the Company had federal net operating loss carryforwards of $22,046, which expire between 2018 and 2019. At December 31, 1999, the Company had various state net operating loss carryforwards ranging in amounts from $53 to $4,792, which expire between 2003 and 2004. At December 31, 1999, the Company also had federal and state capital loss carryforwards of $71, which expire between 2000 and 2001.

5. Commitments and Contingencies

Leases

   The Company occupies office and warehouse space under various operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

   Minimum annual rentals at December 31, 1999 were as follows:

               2000            $2,530
               2001             2,502
               2002             1,882
               2003               273
               2004               207
               Thereafter          13
                               ------
                  Total        $7,407
                               ======

   In 1999, 1998 and 1997 rent expense included in selling, general and administrative costs was $3,206, $2,486 and $1,978, respectively. Some of the leases contain renewal options and escalation clauses and require the Company to pay taxes, insurance and maintenance costs.

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

                            CREATIVE COMPUTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)


6. Stockholders' Equity

Initial Public Offering and Spin-off of uBid, Inc.

   On December 9, 1998, uBid, Inc., a subsidiary of the Company at that time, completed an initial public offering (the "Offering") of 1,817,000 shares of common stock at an offering price of $15.00 per share. Net proceeds to uBid were $23,847. The shares sold to the public in the offering represented approximately 19.9% of uBid's outstanding common stock. As a result of the Offering, the Company's share of the amount of the Offering Proceeds in excess of the corresponding carrying value of uBid equity in the amount of $18,943 was credited to additional paid-in capital. As discussed in Note 1, the Company's remaining interest in uBid was subsequently spun off to the Company's shareholders in June 1999, resulting in a charge of $8,877 to additional paid-in capital in 1999.

Treasury Stock

   In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of December 31, 1999, the Company has repurchased 15,000 shares.

7. Employee Benefits

401(k) Savings Plan

   Effective January 1, 1994, the Company adopted a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan's eligibility requirements. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). In December 1995, the Company amended the Plan to make a 25% matching contribution for amounts which do not exceed 4% of the participants' annual compensation. During 1999, 1998 and 1997, the Company incurred $142, $87 and $84, respectively, of expenses related to the 401(k) matching component of this plan.

1994 Employee Stock Option Plan

   In November 1994, the Board of Directors and stockholders of the Company approved the 1994 Stock Option Plan (the "1994 Plan"), which provides for the grant of stock options to employees and consultants of the Company. Under the 1994 Plan, the Company may grant options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, or options not intended to qualify as Incentive Stock Options ("Nonstatutory Stock Options"). A total of 1,950,000 shares are reserved for issuance upon the exercise of options granted under the 1994 Plan, and 150,706 shares of authorized but unissued shares are available for future grants as of December 31, 1999. All options granted through December 31, 1999 have been Nonstatutory Stock Options.

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

1995 Director Stock Option Plan

     The Company adopted the Directors' Non-Qualified Stock Option Plan (the "Director Plan") in 1995. In 1999, the Company increased the total number of shares reserved for issuance under the Director Plan to 100,000 from 50,000, of which options to purchase 33,000 shares are outstanding as of December 31, 1999.

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

   The following table summarizes stock option activity:

                                                          Weighted
                                                          Average
                                           Number      Exercise Price
                                         ----------    --------------
   Outstanding at December 31, 1996         720,714        $6.36
        Granted                             351,750         7.61
        Canceled                           (176,593)        7.00
        Exercised                           (41,694)        5.42
                                         ----------

   Outstanding at December 31, 1997         854,177         6.80
        Granted                             500,100         8.43
        Canceled                           (290,893)        8.04
        Exercised                          (159,031)        6.26
                                         ----------

   Outstanding at December 31, 1998         904,353         7.34
        Granted                           1,758,048         5.04
        Canceled                         (1,014,907)        7.72
        Exercised                          (139,029)        6.15
                                         ----------

   Outstanding at December 31, 1999       1,508,465         4.54
                                         ==========

                           CREATIVE COMPUTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

     Of the options outstanding at December 31, 1999, 1998 and 1997, options to purchase 361,632, 306,483 and 274,914 shares were exercisable at weighted average prices of $1.88, $6.41 and $6.21 per share, respectively. The following table summarizes information concerning currently outstanding and exercisable stock options:


                                                                                             Options exercisable at
                                     Options Outstanding at December 31, 1999                  December 31, 1999
                                --------------------------------------------------      ------------------------------
                                                      Weighted         Weighted                             Weighted
                                                       Average          Average                             Average
         Range of                     Number          Remaining         Exercise              Number        Exercise
     Exercise Prices               Outstanding    Contractual Life       Price             Exercisable       Price
--------------------------      --------------------------------------------------      ------------------------------
 $1.33-$ 1.96                           536,090                7.35          $1.73              286,083          $1.70
 $1.99-$ 6.88                           661,400                9.33          $5.54               75,349          $2.55
 $7.00-$10.63                           310,975                9.45          $7.26                  200          $8.50
                                ---------------                                         ---------------
                                      1,508,465                                                 361,632
                                ===============                                         ===============

     The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                  1999            1998           1997
                               ---------       ---------       ---------
Risk free interest rates          6.10%           4.89%           6.34%
Expected dividend yield            none            none            none
Expected lives                   7 yrs.          7 yrs.          6 yrs.
Expected volatility              124.0%          100.0%           80.0%

     The weighted average grant date fair values of options granted under the Plans during 1999, 1998 and 1997 were $7.41, $7.11 and $5.55, respectively.

1999 eCOST.com Employee Stock Option Plan

     The Company adopted the eCOST.com Employee Stock Option Plan in 1999. During 1999, options to purchase 537,000 shares of eCOST.com common stock were granted at a weighted average exercise price of $0.20. Options generally vest annually over five years, and are nontransferable other than by will or by the laws of descent and distribution.

FAS 123 Pro Forma Information

     The Company accounts for its stock option plans under APB Opinion No. 25. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts in the following table.

                                                 1999         1998        1997
                                              ---------    ----------   -------
Net income (loss)               As Reported    $(10,943)    $(17,795)    $4,125
                                Pro Forma      $(12,943)    $(18,097)    $3,549

Diluted net income (loss)
  per share                     As Reported    $  (1.05)    $  (1.75)    $ 0.41
                                Pro Forma      $  (1.25)    $  (1.78)    $ 0.37

                           CREATIVE COMPUTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

8.  Supplemental Disclosures of Cash Flow Information

                                                     1999           1998           1997
                                                 ------------   ------------   ------------
Cash paid during the year ending December 31:
    Interest                                         $ 407          $ 851         $   488
    Income taxes                                     $  12          $ 281         $   538
Non-cash investing and financing activities:
    Borrowing incurred in connection with the
        acquisition of Elek-Tek, Inc.                   --             --         $20,731
    Equipment acquired under capital lease
        obligations                                  $ 409             --         $    73
    Notes payable assumed in connection with
         acquisition of ComputAbility                   --             --         $   380

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

     The following table reflects unaudited pro forma combined results of operations of the Company, ComputAbility and Elek-Tek as if these acquisitions had occurred at the beginning of the year presented. However, these pro forma results are not necessarily indicative of the actual results of operations that would have occurred.

                            CREATIVE COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

                                     1997
                                   ---------
   Net sales                        $791,345
   Net income                       $  1,046
   Diluted earnings per share       $   0.10

10.  Headquarters Move

     In November 1997, the Company consolidated its headquarters and telemarketing facilities into a 160 thousand square foot building in Torrance, CA. The charge associated with the move was $815, and was expensed in the fourth quarter of 1997.

11.  Retail Store Closures

     During February 1998, the Company closed its Indiana retail showroom. On March 20, 1998, the Company closed six retail showrooms to focus its efforts on its catalog, corporate and Internet channels of distribution. The Company recorded a one-time pretax restructuring charge of $10.5 million in 1998 relating to exit costs associated with the closing of retail operations. Recorded in selling, general and administrative costs were $3.1 million in write-offs of goodwill, $1.9 million in write-offs of fixed assets, a $1.5 million reserve for lease exit costs, and $0.3 million in employee-related severance costs. Recorded in cost of sales were $3.7 million of reserves for store inventory. All reserves were utilized by December 31, 1998.

12.  Segment Information

     The Company operates in two reportable segments: 1) a direct marketer of personal computers, hardware, software, peripheral products and consumer electronics under the PCMall, MacMall, ComputAbility and CCIT brands; and 2) a Multi-Category Internet retailer under the eCOST.com brand.

     Summarized segment information for continuing operations for the year ended December 31, 1999 is as follows:

                                          Direct      Multi-Category
                                         Marketer        Internet       Consolidated
                                        -----------   --------------   -------------
Net sales                                  $695,165       $36,790         $731,955
Gross profit                                 79,290           261           79,551
Operating income (loss)                       2,047        (6,183)          (4,136)
Total assets                                146,185         5,348          151,533

     Segment information is not provided for the years ended December 31, 1998 and December 31, 1997, as the Company did not operate in the Multi-Category Internet segment until the formation of eCOST.com in April 1999.

     The Company no longer operates in the Internet Auction segment as a result of the spin-off of uBid, Inc. in 1999.

                            CREATIVE COMPUTERS, INC.

                        QUARTERLY FINANCIAL INFORMATION
                                  (unaudited)
                     (in thousands, except per share data)

                                                                    1999
                                            -----------------------------------------------------
                                            1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                            -----------   -----------   -----------   -----------
Net Sales                                     $176,289      $161,535      $172,377      $221,754
Gross Profit                                    20,037        18,982        18,215        22,317
Income (loss) from continuing operations           388          (277)       (2,533)       (2,281)
Loss from discontinued operations               (2,685)       (3,555)            -             -
Net income (loss)                               (2,297)       (3,832)       (2,533)       (2,281)
Basic earnings (loss) per share
  Continuing operations                       $   0.04      $  (0.03)     $  (0.24)     $  (0.22)
  Discontinued operations                        (0.26)        (0.34)            -             -
                                              --------      --------      --------      --------
                                              $  (0.22)     $  (0.37)     $  (0.24)     $  (0.22)
                                              ========      ========      ========      ========
Diluted earnings (loss) per share
  Continuing operations                       $   0.04      $  (0.03)     $  (0.24)     $  (0.22)
  Discontinued operations                        (0.26)        (0.34)            -             -
                                              --------      --------      --------      --------
                                              $  (0.22)     $  (0.37)     $  (0.24)     $  (0.22)
                                              ========      ========      ========      ========

     See Note 1 to the consolidated financial statements for a discussion of the uBid spin-off.

                                                                    1998
                                            -----------------------------------------------------
                                            1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                            -----------   -----------   -----------   -----------
Net Sales                                     $162,059      $143,183      $170,442      $166,322
Gross Profit                                    12,394        18,002        20,041        19,581
Income (loss) from continuing operations       (12,234)          808         1,112         1,490
Loss from discontinued operations                 (575)         (596)         (677)       (7,123)
Net income (loss)                              (12,809)          212           435        (5,633)
Basic earnings (loss) per share
  Continuing operations                       $  (1.21)     $   0.08      $   0.11      $   0.15
  Discontinued operations                        (0.05)        (0.06)        (0.07)        (0.70)
                                              --------      --------      --------      --------
                                              $  (1.26)     $   0.02      $   0.04      $  (0.55)
                                              ========      ========      ========      ========
Diluted earnings (loss) per share
  Continuing operations                       $  (1.21)     $   0.08      $   0.11      $   0.15
  Discontinued operations                        (0.05)        (0.06)        (0.07)        (0.70)
                                              --------      --------      --------      --------
                                              $  (1.26)     $   0.02      $   0.04      $  (0.55)
                                              ========      ========      ========      ========

     See Note 11 to the consolidated financial statements for a discussion of special charges for the year ended December 31, 1998.

                                  SCHEDULE II

                            CREATIVE COMPUTERS, INC.

                       Valuation and Qualifying Accounts
              For the years ended December 31, 1997, 1998 and 1999
                                 (in thousands)

                                                            Balance at    Additions   Deduction   Balance
                                                             Beginning   Charged to     from      at End
                                                              of Year    Operations   Reserves    of Year
                                                            ----------   ----------   ---------   -------
Allowance for doubtful accounts for the year ended:
      December 31, 1997                                       $2,134       $ 5,680    $ (4,955)    $2,859
      December 31, 1998                                        2,859         3,927      (3,110)     3,676
      December 31, 1999                                        3,676         3,206      (5,399)     1,483
Reserve for inventory for the year ended:
      December 31, 1997                                        6,304         6,548      (7,488)     5,364
      December 31, 1998                                        5,364         6,172      (6,796)     4,740
      December 31, 1999                                        4,740         2,019      (4,428)     2,331
Restructuring reserve for the year ended:
      December 31, 1998                                            -        10,452     (10,452)         -
Deferred tax asset valuation allowance for the year ended:
      December 31, 1999                                            -         3,380           -      3,380