Form 10-Q
period 2000-03-31
CREATIVE COMPUTERS INC
filed 2000-05-15
CIK 937941

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2000

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

                              Yes  [X]  No  [ ]

There were 10,409,726 outstanding shares of Common Stock at May 10, 2000.

                             Creative Computers, Inc.

                               Index to Form 10-Q


PART I-FINANCIAL INFORMATION                                                                               Page
Item 1 - Financial Statements
Consolidated Balance Sheet............................................................................        3

Consolidated Statement of Operations..................................................................        4

Consolidated Statement of Cash Flows..................................................................        5

Condensed Notes to Consolidated Financial Statements..................................................        6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations........        7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...................................        9

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.............................................................       10

SIGNATURE.............................................................................................       10

ITEM 1   FINANCIAL STATEMENTS

                           CREATIVE COMPUTERS, INC.

                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)


                                                                 March 31, 2000
                                                                   (unaudited)     December 31, 1999
                                                                 ---------------   ------------------
Assets
Current assets:
Cash and cash equivalents                                              $ 10,944             $ 24,326
Accounts receivable, net of allowance for doubtful accounts              47,544               47,618
Inventories                                                              33,722               39,359
Prepaid expenses and other current assets                                 3,075                2,962
Income tax refund receivable                                                177                  177
Notes receivable                                                          3,331                3,331
Deferred income taxes                                                     2,047                2,047
                                                                       --------             --------
     Total current assets                                               100,840              119,820

Property, plant and equipment, net                                       15,333               14,569
Goodwill, net                                                            11,706               11,836
Deferred income taxes                                                     3,738                3,738
Other assets                                                                 44                   42
                                                                       --------             --------
                                                                       $131,661             $150,005
                                                                       ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                       $ 75,254             $ 86,609
Accrued expenses and other current liabilities                           14,255               14,366
Capital leases - current portion                                            136                  142
Notes payable - current portion                                               6                    6
                                                                       --------             --------
     Total current liabilities                                           89,651              101,123

Capital leases                                                              102                  136
Notes payable                                                               146                  148
                                                                       --------             --------
     Total liabilities                                                   89,899              101,407
                                                                       --------             --------

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding                                   -                    -
Common stock, $.001 par value; 15,000,000 shares
    authorized; 10,409,726 and 10,404,069 shares issued                      11                   11
Additional paid-in capital                                               74,348               74,337
Treasury stock, at cost: 15,000 shares                                      (91)                 (91)
Retained earnings (accumulated deficit)                                 (32,506)             (25,659)
                                                                       --------             --------
     Total stockholders' equity                                          41,762               48,598
                                                                       --------             --------
                                                                       $131,661             $150,005
                                                                       ========             ========


           See condensed notes to consolidated financial statements.

                            Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)


                                               For the three months ended
                                                       March 31,
                                               --------------------------
                                                  2000            1999
                                               ----------       ---------
Net sales                                        $238,457        $176,289
Cost of goods sold                                215,453         156,251
                                                 --------        --------
Gross profit                                       23,004          20,038
Selling, general and administrative expenses       29,886          19,361
                                                 --------        --------
Income (loss) from operations                      (6,882)            677
Interest income (expense), net                         35             (51)
                                                 --------        --------
Income (loss) before income taxes                  (6,847)            626
Income tax provision                                    -             238
                                                 --------        --------
Income (loss) from continuing operations           (6,847)            388
Loss from discontinued operations                       -          (2,685)
                                                 --------        --------
Net income (loss)                                $ (6,847)       $ (2,297)
                                                 ========        ========
Earnings (loss) per share
  Continuing operations                          $  (0.66)       $   0.04
  Discontinued operations                               -           (0.26)
                                                 --------        --------
                                                 $  (0.66)       $  (0.22)
                                                 ========        ========
Diluted earnings (loss) per share
  Continuing operations                          $  (0.66)       $   0.04
  Discontinued operations                               -           (0.26)
                                                 --------        --------
                                                 $  (0.66)       $  (0.22)
                                                 ========        ========
Basic weighted average number of
  shares outstanding                               10,407          10,340
                                                 ========        ========
Diluted weighted average number of
  shares outstanding                               10,407          10,340
                                                 ========        ========

           See condensed notes to consolidated financial statements.

                            Creative Computers, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

                                                           For the three months ended
                                                                   March 31,
                                                           --------------------------
                                                             2000              1999
                                                           --------          --------
Cash flows from operating activities:
 Net income (loss)                                         $ (6,847)         $ (2,297)
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
 Depreciation and amortization                                1,465             1,128
 Provision for deferred income taxes                              -               238
 Discontinued operations                                          -             2,685
 Changes in assets and liabilities, net of divestiture:
  Accounts receivable                                            74              (604)
  Inventories                                                 4,346             3,451
  Prepaid expenses and other current assets                   2,681             2,319
  Other assets                                                   (2)               34
  Accounts payable                                          (11,355)          (12,911)
  Accrued expenses and other current liabilities             (1,639)           (2,980)
  Income tax refund receivable                                    -                 3
                                                           --------          --------

  Total adjustments                                          (4,430)           (6,637)
                                                           --------          --------

Net cash used in operating activities                       (11,277)           (8,934)
                                                           --------          --------

Cash flows from investing activities:
 Purchase of property, plant and equipment                   (2,074)             (646)
                                                           --------          --------

Net cash used in investing activities                        (2,074)             (646)
                                                           --------          --------

Cash flows from financing activities:
 Net payments under notes payable                                (2)                -
 Net borrowings under line of credit                              -             4,500
 Principal payments of obligations under capital leases         (40)              (64)
 Proceeds from stock issued under stock option plans             11               699
                                                           --------          --------

Net cash provided by (used in) financing activities             (31)            5,135
                                                           --------          --------

Net decrease in cash and cash equivalents                   (13,382)           (4,445)
Cash and cash equivalents:
 Beginning of the period                                     24,326             6,442
                                                           --------          --------
 End of the period                                         $ 10,944          $  1,997
                                                           ========          ========

               See condensed notes to consolidated financial statements.

                            Creative Computers, Inc.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The consolidated interim financial statements include the accounts of Creative Computers, Inc. (a Delaware corporation) and its wholly owned subsidiaries (the Company) and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2000 and 1999 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

    Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.  Discontinued Operations

    On December 9, 1998, uBid, Inc., a subsidiary of the Company at that time, completed an initial public offering (the Offering) of 1,817,000 shares of common stock. The shares sold to the public in the offering represented approximately 19.9% of uBid's outstanding common stock. On June 7, 1999, the Company divested its ownership in uBid by means of a tax-free distribution of all of its remaining 7.3 million shares of uBid common stock to the Company's shareholders of record as of May 24, 1999. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," uBid's revenues and expenses have been excluded from the Company's consolidated revenues and expenses from continuing operations. uBid's operating results, net of taxes, have been reported as a separate line item on the Company's consolidated statement of operations under the caption "Loss from discontinued operations". The Company's consolidated statement of cash flows has been restated to reflect the divestiture of uBid. Net sales for the discontinued segment were $34.3 million for the three months ended March 31, 1999.

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

                                           Three Months Ended
                                                March 31,
                                           -------------------
                                             2000       1999
                                           -------    -------
                                   (in thousands except per share data)

Net income (loss)                          $(6,847)   $(2,297)
                                           =======    =======
Weighted average shares - Basic             10,407     10,340
Effect of dilutive stock options
 and warrants                                    -          -
                                           -------    -------
Weighted average shares-Diluted             10,407     10,340
                                           =======    =======
Net earnings/(loss) per share-Basic        $ (0.66)   $ (0.22)
                                           =======    =======
Net earnings/(loss) per share-Diluted      $ (0.66)   $ (0.22)
                                           =======    =======


4.  Segment Information

    The Company operates in three reportable segments: 1) a direct marketer of personal computers, hardware, software, peripheral products and consumer electronics under the PCMall, MacMall, ComputAbility and CCIT brands; 2) a multi-category Internet retailer under the eCOST.com brand, and 3) a portal for Linux-based products and services provided under the eLinux.com brand.

    Summarized segment information from continuing operations for the three months ended March 31, 2000 and 1999 is as follows:

                                                  March 31, 2000
                                                  (in thousands)
                                ---------------------------------------------------------
                                               Gross      Operating         Total
                                    Sales     Profit    Profit (Loss)       Assets
                                ---------------------------------------------------------
      Direct Marketer              $195,699   $22,278        $   344    $129,526
      Multi-category Internet        42,268       682         (6,380)      2,016
      Linux Portal                      490        44           (846)        119
                                   --------   -------        -------    --------
      Consolidated                 $238,457   $23,004        $(6,882)   $131,661

                                            March 31, 1999              December 31, 1999
                                            (in thousands)               (in thousands)
                                --------------------------------------- -----------------
                                               Gross      Operating           Total
                                    Sales     Profit    Profit (Loss)         Assets
                                --------------------------------------- -----------------
      Direct Marketer              $176,289   $20,038          $ 780        $144,657
      Multi-category Internet             -         -           (103)          5,348
                                   --------   -------          -----        --------
      Consolidated                 $176,289   $20,038            677        $150,005

    Segment information for eLinux.com is not provided for the quarter ended March 31, 1999 as the Company did not operate in the Linux portal segment until the launch of eLinux.com in February 2000.

    The Company no longer operates in the Internet Auction segment as a result of the spin-off of uBid, Inc. in June 1999.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Developments

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals, accessories and consumer electronics to large corporations, small businesses, home offices and individual consumers through the Internet, dedicated inbound and outbound telemarketing sales executives, a direct sales force, retail showrooms and direct response catalogs.

During 1999, the Company successfully completed a spin-off of its former subsidiary, uBid, Inc., (uBid) to the Company's stockholders. Consistent with its strategic focus on the Internet and business-to-business markets, the Company formed a new subsidiary, eCOST.com, a multi-category Internet retail web site, in February 1999. In December 1999, the Company formed a new subsidiary, eLinux.com, to provide products, news, discussion groups, services and support to the Linux community. eLinux.com commenced operations in February 2000.

Results of Operations

Unless otherwise stated, all comparisons are results which exclude uBid.

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Net sales for the quarter ended March 31, 2000 were $238.5 million, a 35.3% increase over last year's first quarter. eCOST.com accounted for $42.3 million of sales in the first quarter of 2000, and eLinux.com accounted for $0.5 million in the same period. For the core business, excluding eCOST.com and eLinux.com, PC/WINTEL sales increased to $105.3 million for the three months ended March 31, 2000, an 18.5% increase from $88.8 in the comparable period last year. Apple/Macintosh-related sales increased to $90.4 million for the three months ended March 31, 2000, a 3.4% increase from $87.4 million in the same period last year. PC/WINTEL sales represented 53.8% of the core business sales for the quarter ended March 31, 2000, compared to 50.4% for the same quarter last year. The increase in net sales for the quarter is primarily attributable to a 251.3% increase in Internet revenues and a 90.9% increase in outbound business-to-business revenues. The Company intends to significantly reduce advertising and other expenditures for its eCOST.com subsidiary, which could have a short-term negative impact on sales in the future.

Gross profit from continuing operations was $23.0 million for the three months ended March 31, 2000, an increase of $3.0 million over the prior year comparable quarter. For the core business, excluding eCOST.com and eLinux.com, gross profit as a percentage of net sales was 11.4%, flat versus the first quarter of the prior year. Including the impact of eCOST.com and eLinux.com, gross profit as a percentage of net sales was 9.7%. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expenses for continuing operations during the first quarter of 2000 increased by $10.5 million from the first quarter of 1999 constituting 12.5% as a percentage of net sales, due primarily to advertising and brand development expenses associated with eCOST.com and eLinux.com, and additional investments in the outbound business-to-business sales force. Total selling, general and administrative expenses for the start-up subsidiaries in the first quarter of 2000 was $8.0 million. For the core business, selling, general and administrative expenses as a percent of net sales increased from 10.9% in last year's first quarter to 11.2% in the first quarter of this year. Selling, general and administrative expenses for the core business in the first quarter of 2000 increased $2.7 million from the prior year, due in part to the ramp-up in the outbound business-to-business sales force and increased Internet marketing expenditures.

Net interest income for the three months ended March 31, 2000 was $35,000 compared to net interest expense of $51,000 for the comparable quarter in 1999. Net interest income for 2000 resulted from the note receivable from uBid and the investment of excess cash, partially offset by expenses of borrowings under the Company's floorplan line of credit. The net interest expense for 1999 resulted from the expense of borrowing under the Company's floor plan line of credit.

The Company did not record an income tax provision for the three months ended March 31, 2000, as the Company considers that it is more likely than not that all or some portion of the additional deferred tax asset will not be realized. The tax provision in the prior year's comparable quarter was $238,000.

Net loss was $6.8 million for the three months ended March 31, 2000 compared to a net loss of $2.3 million for the same period last year inclusive of discontinued operations. Excluding the $6.3 million net loss of eCOST.com and the $0.8 million net loss of eLinux.com, net income would have been $0.3 million, or $0.03 per share, in the first quarter of 2000.


Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

As of March 31, 2000, the Company had cash and cash equivalents of $10.9 million and working capital of $11.2 million, compared to $24.3 million of cash and cash equivalents and $18.7 million in working capital at December 31, 1999. Inventories decreased to $33.7 million at March 31, 2000 from $39.4 million at December 31, 1999 due to increased sales drop-shipped from vendors and increased order frequency. Accounts receivable decreased slightly to $47.5 million at March 31, 2000 from $47.6 million at December 31, 1999 due to a decrease in days sales outstanding, partially offset by increased business-to-business sales. During the three months ended March 31, 2000, the Company's capital expenditures were $2.1 million, versus $0.7 million for the comparable period last year.

As of March 31, 2000, the Company had an existing credit facility consisting of separate credit lines totaling $60.0 million. Part of the credit facility functions in lieu of a vendor trade payable for inventory purchases, is included in accounts payable, and does not bear interest if paid within terms specific to each vendor. Part of the credit facility functions as a working capital line of credit secured by, and is limited to, a percentage of eligible inventory and accounts receivable, and bears interest at the prime rate. The line of credit allows working capital advances up to $27.5 million and floorplan inventory financing up to $45 million, however, aggregate advances and floorplan financing cannot exceed $60 million. As of March 31, 2000, the Company had $10.2 million in total borrowings under the credit facility included in accounts payable. There was no working capital advance outstanding at March 31, 2000. The overall credit facility is secured by substantially all of the Company's assets and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and income and a maximum leverage ratio. At March 31, 2000, the Company is in compliance with all such covenants. At March 31, 2000, the Company had $46.2 million available for working capital advances and floorplan inventory financing.

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

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of March 31, 2000, the Company has repurchased 15,000 shares under the program.

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

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. There can be no assurances that the first quarter trends for Apple, Macintosh and PC/Wintel sales will be sustained, that outbound sales trends will continue in future periods, or that the Company's Internet sales will continue to grow. There can be no assurance that the Internal Revenue Service will treat the distribution of uBid shares as a tax-free distribution for federal tax purposes. In addition, there can be no assurance that the Company's eCOST.com and eLinux.com subsidiaries will be developed successfully, achieve market acceptance or be profitable. There can also be no assurance that the Company will be successful in its efforts to reduce expenditures for its eCOST.com subsidiary, or that the impact of any such reductions on sales will be limited to short-term. There can also be no assurance that the Company will not require additional funding, such as for acquisitions or expansion or to fund significant downturn in sales that causes losses, or that adequate financing will be available at acceptable terms, if at all. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include competition from companies either currently in the market or entering the market, competition from other catalog and retail store resellers and price pressures related thereto, uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer, the Company's reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors, and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for the year ended December 31, 1999.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. At May 15, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at May 15, 2000.

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



                                          CREATIVE COMPUTERS, INC.


Date:   May  15, 2000                    By  /s/ Ted Sanders
                                              --------------------------------
                                              Ted Sanders
                                              Chief Financial Officer

                                              (Duly Authorized Officer of
                                              the Registrant and Principal
                                              Financial Officer)

EXHIBIT INDEX

Exhibit Number                      Description
--------------                      -----------

   10.37(b) Amendment No. 1 to the Tax Indemnification and Allocation Agreement by and among uBid, Creative Computers and CMGI Inc., dated as of February 9, 2000 (incorporated by reference to the Annual Report on Form 10-K of uBid, Inc. (Commission File No. 000-25719) for the year ended December 31, 1999).

   27           Financial Data Schedule