Form 10-Q
period 2000-06-30
IDEAMALL INC
filed 2000-08-14
CIK 937941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from ______ to ______

                         Commission file number 0-25790

                                 IDEAMALL, INC.
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

                               Yes  [X]  No  [_]

There were 10,425,425 outstanding shares of Common Stock at August 11, 2000.

                                 IDEAMALL, INC.

                               INDEX TO FORM 10-Q


PART I-FINANCIAL INFORMATION                                                Page
                                                                            ----
Item 1 - Financial Statements

Consolidated Balance Sheet.................................................    3

Consolidated Statement of Operations.......................................    4

Consolidated Statement of Cash Flows.......................................    5

Condensed Notes to Consolidated Financial Statements.......................    6

Item 2 - Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................    8

Item 3 - Quantitative and Qualitative Disclosures about Market Risk........   11

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders...............   12

Item 5 - Other Information.................................................   12

Item 6 - Exhibits and Reports on Form 8-K..................................   12

SIGNATURE..................................................................   13

ITEM 1  FINANCIAL STATEMENTS

                                 IDEAMALL, INC.

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                                 June 30, 2000
                                                                  (unaudited)    December 31, 1999
                                                                 -------------   ------------------
Assets
Current assets:
Cash and cash equivalents                                          $  3,835           $ 24,326
Accounts receivable, net of allowance for doubtful accounts          45,917             47,618
Inventories                                                          26,799             39,359
Prepaid expenses and other current assets                             4,094              2,962
Income tax refund receivable                                            177                177
Notes receivable                                                          -              3,331
Deferred income taxes                                                 2,047              2,047
                                                                   --------           --------

  Total current assets                                               82,869            119,820

Property, plant and equipment, net                                   15,988             14,569
Goodwill, net                                                        11,576             11,836
Deferred income taxes                                                 3,738              3,738
Other assets                                                             47                 42
                                                                   --------           --------

                                                                   $114,218           $150,005
                                                                   ========           ========

Liabilities and Stockholders' Equity
Current  liabilities:
Accounts payable                                                   $ 44,546           $ 86,609
Accrued expenses and other current liabilities                       15,221             14,366
Line of credit                                                       14,535                  -
Capital leases - current portion                                        573                142
Notes payable - current portion                                           6                  6
                                                                   --------           --------

  Total current liabilities                                          74,881            101,123

Capital leases                                                          942                136
Notes payable                                                           144                148
                                                                   --------           --------

  Total liabilities                                                  75,967            101,407
                                                                   --------           --------

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
 authorized; none issued and outstanding                                  -                  -
Common stock, $.001 par value; 15,000,000 shares
 authorized; 10,416,726 and 10,404,069 shares issued                     11                 11
Additional paid-in capital                                           74,366             74,337
Treasury stock, at cost: 15,000 shares                                  (91)               (91)
Retained earnings (accumulated deficit)                             (36,035)           (25,659)
                                                                   --------           --------

  Total stockholders' equity                                         38,251             48,598
                                                                   --------           --------

                                                                   $114,218           $150,005
                                                                   ========           ========

           See condensed notes to consolidated financial statements.

                                IDEAMALL, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                 For the three months ended    For the six months ended
                                                          June 30,                     June 30,
                                                 --------------------------    ------------------------
                                                    2000            1999          2000          1999
                                                 ----------      ----------    ----------    ----------
Net sales                                         $194,725        $161,535      $433,182      $337,824

Cost of goods sold                                 173,722         142,553       389,175       298,804
                                                  --------        --------      --------      --------

Gross profit                                        21,003          18,982        44,007        39,020

Selling, general and administrative expenses        24,325          19,033        54,211        38,394
                                                  --------        --------      --------      --------

Income (loss) from operations                       (3,322)            (51)      (10,204)          626

Interest income (expense), net                        (208)             13          (172)          (38)
                                                  --------        --------      --------      --------

Income (loss) before income taxes                   (3,530)            (38)      (10,376)          588

Income tax provision                                     -             239             -           477
                                                  --------        --------      --------      --------

Income (loss) from continuing operations            (3,530)           (277)      (10,376)          111

Loss from discontinued operations                        -          (3,555)            -        (6,240)
                                                  --------        --------      --------      --------

Net income (loss)                                 $ (3,530)       $ (3,832)     $(10,376)     $ (6,129)
                                                  ========        ========      ========      ========
Earnings (loss) per share
     Continuing operations                        $  (0.34)       $  (0.03)     $  (1.00)     $   0.01
     Discontinued operations                             -           (0.34)            -         (0.60)
                                                  --------        --------      --------      --------
                                                  $  (0.34)       $  (0.37)     $  (1.00)     $  (0.59)
                                                  ========        ========      ========      ========
Diluted earnings (loss) per share
     Continuing operations                        $  (0.34)       $  (0.03)     $  (1.00)     $   0.01
     Discontinued operations                             -           (0.34)            -         (0.60)
                                                  --------        --------      --------      --------
                                                  $  (0.34)       $  (0.37)     $  (1.00)     $  (0.59)
                                                  ========        ========      ========      ========
Basic weighted average number of
  shares outstanding                                10,411          10,391        10,409        10,365
                                                  ========        ========      ========      ========
Diluted weighted average number of
  shares outstanding                                10,411          10,391        10,409        10,365
                                                  ========        ========      ========      ========

           See condensed notes to consolidated financial statements.

                                  IDEAMALL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

                                                        For the six months ended
                                                                June 30,
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------
Cash flows from operating activities:
 Net income (loss)                                       $(10,376)     $(6,129)
 Adjustments to reconcile net income (loss) to net cash
  (used in)/provided by operating activities:
 Depreciation and amortization                              2,901        2,328
 Provision for deferred income taxes                            -          360
 Loss from discontinued operations                              -        6,240
 Changes in assets and liabilities, net of divestiture:
  Accounts receivable                                       1,701       (1,988)
  Inventories                                              11,269       20,098
  Prepaid expenses and other current assets                 1,636         (104)
  Other assets                                                 (5)          86
  Accounts payable                                        (42,063)      (8,196)
  Accrued expenses and other current liabilities             (673)      (1,608)
                                                         --------      -------

  Total adjustments                                       (25,234)      17,216
                                                         --------      -------

Net cash (used in)/provided by operating activities       (35,610)      11,087
                                                         --------      -------

Cash flows from investing activities:
 Collection of notes receivable                             3,331            -
 Purchase of property, plant and equipment                 (2,698)      (2,179)
                                                         --------      -------
Net cash provided by /(used in) investing activities          633       (2,179)
                                                         --------      -------

Cash flows from financing activities:
 Net payments under notes payable                              (4)          (4)
 Net borrowings under line of credit                       14,535            -
 Principal payments of obligations under capital leases       (74)        (128)
 Proceeds from stock issued under stock option plans           29          843
                                                         --------      -------

Net cash provided by financing activities                  14,486          711
                                                         --------      -------

Net (decrease)/increase in cash and cash equivalents      (20,491)       9,619
Cash and cash equivalents:
 Beginning of the period                                   24,326        6,442
                                                         --------      -------

 End of the period                                       $  3,835      $16,061
                                                         ========      =======

           See condensed notes to consolidated financial statements.

                                 IDEAMALL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The consolidated interim financial statements include the accounts of IdeaMall, Inc., a Delaware corporation, (formerly Creative Computers, Inc.) and its wholly owned subsidiaries (the Company) and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2000 and 1999 and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

    Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.  Discontinued Operations

    On December 9, 1998, uBid, Inc., a subsidiary of the Company at that time, completed an initial public offering (the Offering) of 1,817,000 shares of common stock. The shares sold to the public in the offering represented approximately 19.9% of uBid's outstanding common stock. On June 7, 1999, the Company divested its ownership in uBid by means of a tax-free distribution of all of its remaining 7.3 million shares of uBid common stock to the Company's shareholders of record as of May 24, 1999. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," uBid's revenues and expenses have been excluded from the Company's consolidated revenues and expenses from continuing operations. uBid's operating results, net of taxes, have been reported as a separate line item on the Company's consolidated statement of operations under the caption "Loss from discontinued operations". Net sales for the discontinued segment were $64.8 million for the period beginning January 1, 1999 and ending June 7, 1999.

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

                                                Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                ------------------    -------------------
                                                  2000       1999        2000       1999
                                                -------    -------    --------    -------
                                                  (in thousands except per share data)

    Net income (loss)                           $(3,530)   $(3,832)   $(10,376)   $(6,129)
                                                =======    =======    ========    =======
    Weighted average shares - Basic              10,411     10,391      10,409     10,365
                                                -------    -------    --------    -------
    Weighted average shares-Diluted              10,411     10,391      10,409     10,365
                                                =======    =======    ========    =======
    Net earnings/(loss) per share-Basic         $ (0.34)   $ (0.37)   $  (1.00)   $ (0.59)
                                                =======    =======    ========    =======
    Net earnings/(loss) per share-Diluted       $ (0.34)   $ (0.37)   $  (1.00)   $ (0.59)
                                                =======    =======    ========    =======

4.  Segment Information

  The Company operates in three reportable segments: 1) a direct marketer of personal computers, hardware, software, peripheral products and consumer electronics under the PCMall, MacMall, ComputAbility and CCIT brands, collectively referred to as the "Core" Business; 2) a multi-category Internet retailer under the eCOST.com brand, and 3) a portal for Linux-based products and services provided under the eLinux brand, which commenced operations in February 2000.

  Summarized segment information from continuing operations for the three months ended June 30, 2000 and 1999 is as follows (in thousands):

                                  Core
                                Business   eCOST.com    eLinux   Consolidated
                                --------   ----------   ------   -------------
    Three months ended
     June 30, 2000
    -------------------------
      Net sales                 $164,660     $28,399    $1,666       $194,725
      Gross profit                19,465       1,369       169         21,003
      Income (loss)
       from operations               357      (2,405)   (1,274)        (3,322)

                                  Core
                                Business   eCOST.com    eLinux   Consolidated
                                --------   ---------    ------   ------------
    Three months ended
     June 30, 1999
    -------------------------
      Net sales                 $159,582     $ 1,953    $    -       $161,535
      Gross profit                18,988          (6)        -         18,982
      Income (loss) from
       operations                    618        (669)        -            (51)

                                   Core
                                 Business   eCOST.com    eLinux   Consolidated
                                 --------   ---------    ------   ------------
   Six months ended
    June 30, 2000
   -------------------------
     Net sales                  $360,360     $70,667    $2,155       $433,182
     Gross profit                 41,744       2,051       212         44,007
     Income (loss)
      from operations                701      (8,785)   (2,120)       (10,204)

                                   Core
                                 Business   eCOST.com    eLinux   Consolidated
                                 --------   ---------    ------   ------------
   Six months ended
    June 30, 1999
   -------------------------
     Net sales                  $335,870     $ 1,954    $    -       $337,824
     Gross profit                 39,025          (5)        -        390,220
     Income (loss) from
      operations                   1,397        (771)        -            626

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Developments

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals, accessories and consumer electronics to large corporations, small businesses, home offices and individual consumers through an outbound and inbound telemarketing sales force, the Internet, a direct sales force, retail showrooms and direct response catalogs.

During 1999, the Company successfully completed a spin-off of its former subsidiary, uBid, Inc., (uBid) to the Company's stockholders. Consistent with its strategic focus on the Internet and business-to-business markets, the Company formed a new subsidiary, eCOST.com, a multi-category Internet retail web site, in February 1999. In December 1999, the Company formed a new subsidiary, eLinux, to provide products, news, discussion groups, services and support to the Linux community. eLinux commenced operations in February 2000. In June 2000, the Company changed its name from Creative Computers, Inc. to IdeaMall, Inc.

Results of Operations

Unless otherwise stated, all comparisons are results which exclude uBid.

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

Net sales for the quarter ended June 30, 2000 were $194.7 million, a 20.5% increase over last year's second quarter. eCOST.com accounted for $28.4 million of sales in the second quarter of 2000, and eLinux accounted for $1.7 million in the same period. The increase in net sales for the quarter is primarily attributable to a 54.0% increase in outbound business-to-business revenues and a 93.6% increase in Internet revenues. Net sales for eCOST.com for the three months ended June 30, 2000 were $28 million, an increase of 1454% from the comparable quarter of last year. For the core business, which excludes eCOST.com and eLinux ("Core"), PC/WINTEL sales increased 8.5% for the three months ended June 30, 2000, from the comparable period last year. Apple/Macintosh-related sales decreased by 3.9% for the three months ended June 30, 2000, from the same period last year. PC/WINTEL sales represented 60% of the core business sales for the quarter ended June 30, 2000, compared to 57% for the same quarter last year.

Gross profit from continuing operations was $21.0 million for the three months ended June 30, 2000, an increase of $2.0 million over the prior year comparable quarter. For the Core, gross profit as a percentage of net sales was virtually unchanged from 1999 at 11.8%, compared with 11.9% in the prior year. Including eCOST.com and eLinux, gross profit as a percentage of net sales was 10.8%, reflecting eCOST.com's larger share of consolidated sales. eCOST.com's gross profit as a percentage of sales increased 4.8% from breakeven in 1999, reflecting increased sales from higher margin product categories and a shift of focus on profitability during the second half of Q2. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expenses during the second quarter of 2000 increased by $5.3 million from the second quarter of 1999, due primarily to advertising and brand development expenses associated with eCOST.com and eLinux. Total selling, general and administrative expenses for the start-up subsidiaries in the second quarter of 2000 was $5.2 million. For the Core, selling, general and administrative expenses as a percent of net sales was virtually unchanged at 11.5% compared with 11.6% in the second quarter last year.

Net interest expense for the three months ended June 30, 2000 was $0.2 million compared to net interest income of $13,000 for the comparable quarter in 1999. The net interest expense for 2000 resulted from the expense of borrowing under the Company's line of credit, partially offset by interest income from the Company's note receivable from uBid, which was collected in June 2000. Net interest income for 1999 resulted from the note receivable from uBid and the investment of excess cash, partially offset by expenses of borrowings under the Company's floorplan line of credit.

The Company recorded no income tax provision for the three months ended June 30, 2000, compared to a provision of $239,000 in the prior year.

Net loss was $3.5 million for the three months ended June 30, 2000 compared to a net loss of $3.8 million for the same period last year, inclusive of the Company's former subsidiary uBid, an Internet start-up. Excluding the operating losses from the Company's start-ups, eCOST.com and eLinux, net income would have
been $0.2 million, or $0.02 per share, in the second quarter of 2000.   For the
three months ended June 30, 1999, the Core earned $0.4 million, or $0.04 per share.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Net sales for the six months ended June 30, 2000 increased 28.2% to $433.2 million. eCOST.com accounted for $70.7 million of sales in the first six months of 2000, and eLinux accounted for $2.2 million over the first six months of 2000.

Gross profit from all operations increased by $5.0 million to $44.0 million for the six months ended June 30, 2000, from $39.0 million in the same period of 1999. For the Core, gross profit as a percentage of net sales for the first six months of 2000 was flat versus the same period last year at 11.6%. Gross profit from all operations as a percentage of net sales was 10.2%, down from 11.6% in the prior year, reflecting eCOST.com's larger share of consolidated sales. eCOST.com's gross profit as a percentage of sales increased to 2.9% from breakeven in 1999.

Selling, general and administrative expenses increased by $15.8 million to $54.2 million for the six months ended June 30, 2000 from the comparable period in the prior year. The start-up subsidiaries accounted for $12.4 million of the increase. Selling, general and administrative expenses, as a percentage of net sales, was 12.5%, up from 11.4% in the prior year, primarily due to increased advertising and brand development expenses of the start-up subsidiaries. Excluding the start-up subsidiaries, selling, general and administrative expenses as a percentage of net sales for the first six months of 2000 was 11.4%, compared with 11.2% in the same period of the prior year.

Net interest expense for the six months ended June 30, 2000 was $0.2 million compared to net interest expense of $38,000 for the comparable period in 1999. The net interest expense for 2000 resulted from the expense of borrowing under the Company's line of credit, partially offset by interest income from the Company's note receivable from uBid, which was collected in June 2000. Net interest expense for 1999 resulted from expenses of borrowings under the Company's floorplan line of credit, partially offset by interest income from the note receivable from uBid and the investment of excess cash.

The Company recorded no income tax provision for the six months ended June 30, 2000, compared to a provision of $477,000 in the prior year.

Net loss was $10.4 million for the six months ended June 30, 2000 compared to a net loss of $6.1 million for the same period last year inclusive of the Company's former subsidiary uBid, an Internet start-up. Excluding operating losses from the Company's starts-ups, eCOST.com and eLinux, net income would have been $0.5 million, or $0.05 per share, for the six months ended June 30,
2000.   For the six months ended June 30, 1999, the Core earned $0.9 million, or
$0.08 per share.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements created by its growth in sales and the funding of its start-up subsidiaries. Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

As of June 30, 2000, the Company had cash and cash equivalents of $3.8 million and working capital of $8.0 million. Inventories decreased to $26.8 million at June 30, 2000 from $39.4 million at December 31, 1999 due to tighter management of inventory. Accounts receivable decreased to $45.9 million at June 30, 2000 from $47.6 million at December 31, 1999. During the six months ended June 30, 2000, the Company's capital expenditures were $2.7 million, versus $2.2 million for the comparable period last year.

The Company amended its credit facility as of June 30, 2000 to, among other things, reduce its covenant to maintain tangible net worth plus subordinated debt from the combined amount of not less than $23.0 million to $20 million.
The credit facility was reduced to a $40 million credit line. The amended credit facility also contains additional covenants limiting the amount of future losses and inventory borrowing while increasing the Company's ability to borrow against accounts receivable as the Company's business grows. Part of the credit facility functions in lieu of a vendor trade payable for inventory purchases, is included in accounts payable, and does not bear interest if paid within terms specific to each vendor. Part of the credit facility functions as a working capital line of credit secured by inventory and accounts receivable, and bears interest at prime. As of June 30, 2000, the Company had $6.7 million in borrowings under the credit facility included in accounts payable and $14.5 million of working capital advances outstanding, which was used to finance inventory purchases, receivables, and its start-up subsidiaries. At June 30, 2000, the Company had $18.8 million available for working capital advances and floorplan inventory financing. The overall credit facility is secured by substantially all of the Company's assets. As of June 30, 2000, the Company was in compliance with all such covenants in the amended credit facility.

The Company's ability to comply with the financial covenants of the amended credit facility will depend in part on its success in continuing to reduce operating losses of the Company's eCost.com and eLinux subsidiaries and improving the operating profitability of the Company's core business. The Company's ability to service its debt also will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans for the next twelve months. However, if the Company requires additional funds, such as for acquisitions or expansion or to fund future losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of June 30, 2000, the Company has repurchased 15,000 shares under the program.

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

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. There can be no assurances that the trends for Apple, Macintosh and PC/Wintel sales will be sustained, that outbound sales trends will continue in future periods, or that the Company's Internet sales will continue to grow. There can be no assurance that the Internal Revenue Service will treat the distribution of uBid shares as a tax-free distribution for federal tax purposes. In addition, there can be no assurance that the Company's eCOST.com and eLinux subsidiaries will be developed successfully, achieve market acceptance or be profitable. There can also be no assurance that the Company will be successful in its efforts to reduce expenditures for its eCOST.com subsidiary, or that the impact of any such reductions on sales will be limited to short-term. There can also be no assurance that the Company will not require additional funding, such as for acquisitions or expansion or to fund significant downturn in sales that causes losses, or that adequate financing will be available at acceptable terms, if at all. There can also be no assurance that the Company will continue to be in compliance with its bank credit facility covenants in future periods. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include competition from companies either currently in the market or entering the market, competition from other catalog and retail store resellers and price pressures related thereto, uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer, the Company's reliance on Apple

Computer, IBM, Hewlett Packard, Compaq and other vendors, and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for the year ended December 31, 1999.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. As of June 30, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure as of June 30, 2000.

                          Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Company held its 2000 Annual Meeting of Stockholders on May 18, 2000. At the Annual Meeting, the stockholders voted on the following matters:

        1. The reelection as directors of Frank F. Khulusi, Sam U. Khulusi, Thomas A. Maloof, and Ronald B. Reck, all of whom were reelected at the Annual Meeting. Each of the directors received the following votes: FOR 8,903,208, WITHHELD 18,862.

        2. The approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company to "IdeaMall, Inc."

                                        FOR       AGAINST     ABSTENTIONS
                                        ---       -------     -----------
           Name Change Proposal      8,894,325     21,307        6,438

        3. The ratification of amendments to the Company's Amended and Restated 1994 Employee Incentive Stock Option Plan to (i) increase the number of shares in the Plan from 1,950,000 to 2,950,000, (ii) add an "evergreen provision" to automatically increase the number of shares of common stock available for issuance each year by 3% of the Company's outstanding common stock, (iii) add non-employee directors as persons eligible to receive options and other stock-based awards under the Plan, and (iv) add provisions to ensure that options qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.

                                           FOR        AGAINST     ABSTENTIONS
                                           ---        -------     -----------
          Stock Option Plan Amendment   3,780,660     420,596        8,547


        4. The ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 2000 (the Accountant's Proposal).

                                          FOR         AGAINST      ABSTENTIONS
                                          ---         -------      -----------
           Accountant's Proposal       8,907,681      13,486           903

Item 5. Other Information
        -----------------

        In June 2000, the Company changed its name from "Creative Computers, Inc." to "IdeaMall, Inc."

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

                                        IDEAMALL, INC.

Date: August 14, 2000                   By  /s/ TED SANDERS
                                            ----------------------------
                                            Ted Sanders
                                            Chief Financial Officer

                                            (Duly Authorized Officer of
                                            the Registrant and Principal
                                            Financial Officer)


EXHIBIT INDEX

Exhibit Number  Description
--------------  -----------

  10.32 (A)     Amendment No. 3 to Business Credit and Security Agreement, dated as of June 30, 2000, between Deutsche Financial Service
                Corporation and IdeaMall, Inc.

  27            Financial Data Schedule