Form 10-Q
period 2000-09-30
IDEAMALL INC
filed 2000-11-14
CIK 937941

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from ___________ to ___________

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

                                 Yes [X] No [_]

There were 10,433,866 outstanding shares of Common Stock at November 13, 2000.

                                 IDEAMALL, INC.

                               INDEX TO FORM 10-Q

                                                                                 Page
                                                                                 ----
PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet .....................................................    3

Consolidated Statement of Operations ...........................................    4

Consolidated Statement of Cash Flows ...........................................    5

Condensed Notes to Consolidated Financial Statements ...........................    6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations .........................................................    7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ............   11

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ......................................   12

SIGNATURE ......................................................................   13

ITEM 1        FINANCIAL STATEMENTS

                                 IDEAMALL, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                            September 30,
                                                                2000       December 31,
                                                             (unaudited)      1999
                                                            ------------   -----------
                  Assets
Current assets:
Cash and cash equivalents .................................   $   8,762    $  24,326
Accounts receivable, net of allowance for doubtful accounts      52,122       47,618
Inventories ...............................................      34,398       39,359
Prepaid expenses and other current assets .................       2,791        2,962
Income tax refund receivable ..............................         182          177
Notes receivable ..........................................        --          3,331
Deferred income taxes .....................................       2,047        2,047
                                                              ---------    ---------
     Total current assets .................................     100,302      119,820

Property, plant and equipment, net ........................      16,132       14,569
Goodwill, net .............................................      11,446       11,836
Deferred income taxes .....................................       3,738        3,738
Other assets ..............................................          58           42
                                                              ---------    ---------
                                                              $ 131,676    $ 150,005
                                                              =========    =========

       Liabilities and Stockholders' Equity
Current  liabilities:
Accounts payable ..........................................   $  60,576    $  86,609
Accrued expenses and other current liabilities ............      13,388       14,366
Line of credit ............................................      18,709         --
Capital leases - current portion ..........................         573          142
Notes payable - current portion ...........................           6            6
                                                              ---------    ---------
     Total current liabilities ............................      93,252      101,123

Capital leases ............................................         705          136
Notes payable .............................................         143          148
                                                              ---------    ---------
     Total liabilities ....................................      94,100      101,407
                                                              ---------    ---------
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued and outstanding ................        --           --
Common stock, $.001 par value; 15,000,000 shares
   authorized; 10,430,166 and 10,404,069 shares issued ....          11           11
Additional paid-in capital ................................      74,395       74,337
Treasury stock, at cost: 15,000 shares ....................         (91)         (91)
Retained earnings (accumulated deficit) ...................     (36,739)     (25,659)
                                                              ---------    ---------
     Total stockholders' equity ...........................      37,576       48,598
                                                              ---------    ---------
                                                              $ 131,676    $ 150,005
                                                              =========    =========


           See condensed notes to consolidated financial statements.

                                 IDEAMALL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (unaudited, in thousands except per share data)

                                                 For the three months     For the nine months
                                                       ended                    ended
                                                    September 30,            September 30,
                                               ----------------------    ----------------------
                                                 2000          1999        2000         1999
                                               ---------    ---------    ---------    ---------
Net sales ..................................   $ 188,306    $ 172,377    $ 621,488    $ 510,201

Cost of goods sold .........................     166,963      154,162      556,138      452,966
                                               ---------    ---------    ---------    ---------
Gross profit ...............................      21,343       18,215       65,350       57,235

Selling, general and administrative expenses      21,607       21,319       75,817       59,713
                                               ---------    ---------    ---------    ---------
Income (loss) from operations ..............        (264)      (3,104)     (10,467)      (2,478)

Interest income (expense), net .............        (410)         147         (583)         109
                                               ---------    ---------    ---------    ---------
Income (loss) before income taxes ..........        (674)      (2,957)     (11,050)      (2,369)

Income tax provision (benefit) .............          30         (424)          30           53
                                               ---------    ---------    ---------    ---------
Income (loss) from continuing operations ...        (704)      (2,533)     (11,080)      (2,422)

Loss from discontinued operations ..........        --           --           --         (6,240)
                                               ---------    ---------    ---------    ---------
Net income (loss) ..........................   $    (704)   $  (2,533)   $ (11,080)   $  (8,662)
                                               =========    =========    =========    =========
Earnings (loss) per share
         Continuing operations .............   $   (0.07)   $   (0.24)   $   (1.06)   $   (0.23)
         Discontinued operations ...........        --           --           --          (0.60)
                                               ---------    ---------    ---------    ---------
                                               $   (0.07)   $   (0.24)   $   (1.06)   $   (0.83)
                                               =========    =========    =========    =========
Diluted earnings (loss) per share
         Continuing operations .............   $   (0.07)   $   (0.24)   $   (1.06)   $   (0.23)
         Discontinued operations ...........        --           --           --          (0.60)
                                               ---------    ---------    ---------    ---------
                                               $   (0.07)   $   (0.24)   $   (1.06)   $   (0.83)
                                               =========    =========    =========    =========
Basic weighted average number of
     shares outstanding ....................      10,423       10,400       10,413       10,376
                                               =========    =========    =========    =========
Diluted weighted average number of
     shares outstanding ....................      10,423       10,400       10,413       10,376
                                               =========    =========    =========    =========

            See condensed notes to consolidated financial statements.

                                 IDEAMALL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)

                                                                For the nine months
                                                                       ended
                                                                   September 30,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
Cash flows from operating activities:
    Net income (loss) .......................................   $(11,080)   $ (8,662)
    Adjustments to reconcile net income (loss) to
         net cash (used in)/provided by operating activities:
    Depreciation and amortization ...........................      4,444       3,603
    Provision for deferred income taxes .....................       --            53
    Loss from discontinued operations .......................       --         6,240
    Changes in assets and liabilities, net of divestiture:
         Accounts receivable ................................     (4,504)     (7,283)
         Inventories ........................................      4,961      23,918
         Prepaid expenses and other current assets ..........         94         (40)
         Other assets .......................................        (16)         99
         Accounts payable ...................................    (26,033)     (3,220)
         Accrued expenses and other current liabilities .....       (978)     (1,644)
         Income taxes refund receivable .....................         (5)       --
                                                                --------    --------
         Total adjustments ..................................    (22,037)     21,706
                                                                --------    --------
Net cash (used in)/provided by operating activities .........    (33,117)     13,044
                                                                --------    --------
Cash flows from investing activities:
    Purchase of property, plant and equipment ...............     (4,228)     (3,158)
    Collection of notes receivable ..........................      3,331        --
                                                                --------    --------
Net cash provided by /(used in) investing activities ........       (897)     (3,158)
                                                                --------    --------
Cash flows from financing activities:
    Payments under notes payable ............................         (5)         (5)
    Net borrowings under line of credit .....................     18,709        --
    Principal payments of obligations under capital leases ..       (312)       (188)
    Proceeds from stock issued under stock option plans .....         58         849
                                                                --------    --------
Net cash provided by (used in) financing activities .........     18,450         656
                                                                --------    --------
Net (decrease)/increase in cash and cash equivalents ........    (15,564)     10,542
Cash and cash equivalents:
    Beginning of the period .................................     24,326       6,442
                                                                --------    --------
    End of the period .......................................   $  8,762    $ 16,984
                                                                ========    ========

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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2000 and 1999 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                            ------------------------    -----------------------
                                                2000         1999           2000         1999
                                            -----------    ---------    -----------    --------
                                                   (in thousands except per share data)
     Net income (loss) ...................   $     (704)   $  (2,533)   $   (11,080)   $ (8,662)
                                             ==========    =========    ===========    ========
     Weighted average shares - Basic .....       10,423       10,400         10,413      10,376
                                             ==========    =========    ===========    ========
     Weighted average shares-Diluted .....       10,423       10,400         10,413      10,376
                                             ==========    =========    ===========    ========
     Net earnings/(loss) per share-Basic .   $    (0.07)   $   (0.24)   $     (1.06)   $  (0.83)
                                             ==========    =========    ===========    ========
     Net earnings/(loss) per share-Diluted   $    (0.07)   $   (0.24)   $     (1.06)   $  (0.83)
                                             ==========    =========    ===========    ========

     The effect of stock options is antidilutive and accordingly is excluded from diluted earnings per share. For the three and nine months ended September 30, 2000, antidilutive shares were 126,000 and 202,000. For the three and nine months ended September 30, 1999, antidilutive shares were 56,000 and 241,000.

4.   Segment Information

     The Company operates in three reportable segments: 1) a direct marketer of personal computers, hardware, software, peripheral products and consumer electronics under the PCMall, MacMall, ComputAbility and CCIT brands, collectively referred to as the "Core Business"; 2) a multi-category Internet retailer under the eCOST.com brand, and 3) a portal for Linux-based products and services provided under the eLinux brand, which commenced operations in February 2000.

     Summarized segment information from continuing operations for the three and nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                                               Core
                                             Business         eCOST.com          eLinux        Consolidated
                                           ----------------------------------------------------------------
Three months ended September 30, 2000
-------------------------------------
         Net sales                         $  167,640        $   18,455        $   2,211        $  188,306
         Gross profit                          19,728             1,363              252            21,343
         Income (loss) from operations            738              (534)            (468)             (264)

                                               Core
                                             Business         eCOST.com          eLinux        Consolidated
                                           ----------------------------------------------------------------
Three months ended September 30, 1999
-------------------------------------
         Net sales                         $  164,393        $    7,984        $      --        $  172,377
         Gross profit                          18,183                32               --            18,215
         Income (loss) from operations         (1,264)           (1,840)              --            (3,104)

                                               Core
                                             Business         eCOST.com          eLinux        Consolidated
                                           ----------------------------------------------------------------
Nine months ended September 30, 2000
------------------------------------
         Net sales                         $  528,000        $   89,122        $   4,366        $  621,488
         Gross profit                          61,472             3,414              464            65,350
         Income (loss) from operations          1,439            (9,318)          (2,588)          (10,467)

                                               Core
                                             Business         eCOST.com          eLinux        Consolidated
                                           ----------------------------------------------------------------
Nine months ended September  30, 1999
-------------------------------------
         Net sales                         $  500,263        $    9,938        $      --        $  510,201
         Gross profit                          57,208                27               --            57,235
         Income (loss) from operations            133            (2,611)              --            (2,478)


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

During 1999, the Company successfully completed a spin-off of its former subsidiary, uBid, Inc., (uBid) to the Company's stockholders. In February 1999, the Company formed a new subsidiary, eCOST.com, a multi-category Internet retail web site. In December 1999, the Company formed a new subsidiary, eLinux, to provide products, news, discussion groups, services and support to the Linux community. eLinux commenced operations in February 2000. In June 2000, the Company changed its name from Creative Computers, Inc. to IdeaMall, Inc.

Results of Operations

Unless otherwise stated, all comparisons are results which exclude uBid.

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Net sales for the quarter ended September 30, 2000 were $188.3 million, a 9.2% increase over last year's third quarter. eCOST.com accounted for $18.5 million of sales in the third quarter of 2000, and eLinux accounted for $2.2 million in the same period. The increase in net sales for the quarter is primarily attributable to a 29% increase in outbound business-to-business ("Outbound Business") revenues and a 16.3% increase in Internet revenues. Net sales for eCOST.com for the three months ended September 30, 2000 were $18.5 million, an increase of 131.1% from the comparable quarter of last year. For the Core business, which excludes eCOST.com and eLinux, PC/WINTEL sales increased 3.8% for the three months ended September 30, 2000, from the comparable period last year. Apple/Macintosh-related sales remained virtually unchanged for the three months ended September 30, 2000, from the same period last year. PC/WINTEL sales represented 61.1% of the Core business sales for the quarter ended September 30, 2000, compared to 60.0% for the same quarter last year.

Gross profit from continuing operations was $21.3 million for the three months ended September 30, 2000, an increase of $3.1 million over the prior year comparable quarter. For the Core business, gross profit as a percentage of net sales increased to 11.8%, compared with 11.1% in the prior year. Including eCOST.com and eLinux, gross profit as a percentage of net sales increased to 11.3% from 10.6% in the prior year, due primarily to the focus on profitability of eCOST.com. eCOST.com's gross profit as a percentage of sales increased to 7.4% from 0.4% in 1999, reflecting increased sales from higher margin product categories and a shift in pricing strategy to focus on profitability. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expenses were $21.6 million for the three months ended September 30, 2000, virtually unchanged from $21.3 million in the prior year. As a percent of sales, selling, general and administrative expenses decreased to 11.5% from 12.4% in the prior year, primarily due to reductions in advertising expenses associated with eCOST.com. Total selling, general and administrative expenses for the start-up subsidiaries in the third quarter of 2000 was $2.6 million. For the Core business, selling, general and administrative expenses as a percent of net sales decreased to 11.3% compared with 11.8% in the third quarter last year.

Net interest expense for the three months ended September 30, 2000 was $0.4 million compared to net interest income of $0.1 million for the comparable quarter in 1999. The net interest expense for 2000 resulted primarily from the expense of borrowing under the Company's line of credit. Net interest income for 1999 resulted from the note receivable from uBid and the investment of excess cash, partially offset by expenses of borrowings under the Company's floorplan line of credit.

The Company recorded a $30,000 income tax provision for the three months ended September 30, 2000, compared to a benefit of $0.4 million in the prior year.

Net loss was $0.7 million for the three months ended September 30, 2000 compared to a net loss of $2.5 million for the same period last year. Excluding the operating losses from the Company's start-ups, eCOST.com and eLinux, net income would have been $0.5 million, or $0.05 per share, in the third quarter of 2000 compared to a net loss of $0.7 million, or $0.07 per share for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Net sales for the nine months ended September 30, 2000 increased 21.8% to $621.5 million. eCOST.com accounted for $89.1 million of sales in the first nine months of 2000, and eLinux accounted for $4.4 million in the first nine months of 2000.

Gross profit from all operations increased by $8.1 million, or 14.1%, to $65.4 million for the nine months ended September 30, 2000, from $57.2 million in the same period of 1999. For the Core business, gross profit as a percentage of net sales for the first nine months of 2000 increased to 11.6% from 11.4% for the same period last year. Gross profit from all operations as a percentage of net sales was 10.5%, down from 11.2% in the prior year, reflecting eCOST.com's lower margins in the first half of 2000. eCOST.com's gross profit as a percentage of sales increased to 3.8% from 0.3% in 1999.

Selling, general and administrative expenses increased by $16.1 million to $75.8 million for the nine months ended September 30, 2000 from the comparable period in the prior year. The start-up subsidiaries accounted for $13.1 million of the increase. Selling, general and administrative expenses, as a percentage of net sales, was 12.2%, up from 11.7% in the prior year, primarily due to advertising and brand development expenses of the start-up subsidiaries incurred during the first half of 2000. Excluding the start-up subsidiaries, selling, general and administrative expenses as a percentage of net sales for the first nine months of 2000 was unchanged at 11.4%, compared with the same period of the prior year.

Net interest expense for the nine months ended September 30, 2000 was $0.6 million compared to net interest income of $0.1 million for the comparable period in 1999. The net interest expense for 2000 resulted primarily from the expense of borrowing under the Company's line of credit, partially offset by interest income from the Company's note receivable from uBid, which was collected in June 2000. Net interest income for 1999 resulted from interest income from the note receivable from uBid and the investment of excess cash, partially offset by borrowings under the Company's floorplan line of credit.

The Company recorded an income tax provision of $30,000 for the nine months ended September 30, 2000, compared to a provision of $53,000 in the prior year.

Net loss was $11.1 million for the nine months ended September 30, 2000 compared to a net loss of $8.7 million for the same period last year, inclusive of a $6.2 million net loss of the Company's former subsidiary uBid, an Internet start-up. Excluding operating losses from the Company's starts-ups, eCOST.com, eLinux, and uBid, net income would have been $1.0 million, or $0.10 per share, for the nine months ended September 30, 2000, compared to net income of $0.2 million, or $0.02 per share for the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements created by its growth in sales and the development of the Outbound Business. Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

As of September 30, 2000, the Company had cash and cash equivalents of $8.8 million and working capital of $7.1 million. Inventories decreased to $34.4 million at September 30, 2000 from $39.4 million at December 31, 1999 due to tighter management of inventory. Accounts receivable increased to $52.1 million at September 30, 2000 from $47.6 million at December 31, 1999 due to higher credit sales. During the nine months ended September 30, 2000, the Company's capital expenditures were $4.2 million, versus $3.2 million for the comparable period last year.

The Company has a $40 million credit facility. Part of the credit facility functions in lieu of a vendor trade payable for inventory purchases, is included in accounts payable, and does not bear interest if paid within terms specific to each vendor. Part of the credit facility functions as a working capital line of credit secured by inventory and accounts receivable, and bears interest at prime. As of September 30, 2000, the Company had $6.8 million in borrowings under the credit facility included in accounts payable and $18.7 million of working capital advances outstanding, which was used to finance inventory purchases, receivables, and its start-up subsidiaries. At September 30, 2000, the Company had $14.5 million available for working capital advances and floorplan inventory financing. The overall credit facility is secured by substantially all of the Company's assets. The credit facility has certain covenants requiring a minimum tangible net worth and limitations on future losses and leverage. As of September 30, 2000, the Company was in compliance with all credit facility covenants.

The Company's ability to comply with the financial covenants of the credit facility will depend in part on its success in continuing to reduce operating losses of the Company's eCOST.com and eLinux subsidiaries and improving the operating profitability of the Company's Core business. The Company's ability to service its debt also will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

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

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of September 30, 2000, the Company has repurchased 15,000 shares under the program.

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

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. There can be no assurances that the trends for Apple, Macintosh and PC/Wintel sales will be sustained, that Outbound Business sales trends will continue in future periods, or that the Company's Internet sales will continue to grow. There can be no assurance that the Internal Revenue Service will treat the distribution of uBid shares as a tax-free distribution for federal tax purposes. In addition, there can be no assurance that the Company's eCOST.com and eLinux subsidiaries will be developed successfully, achieve market acceptance or be profitable. There can also be no assurance that the Company will be successful in its efforts to reduce expenditures for its eCOST.com subsidiary, or that the impact of any such reductions on sales will be limited to the short term. There can also be no assurance that the Company will not require additional funding, such as for acquisitions or expansion or to fund significant downturn in sales that causes losses, or that adequate financing or vendor credit will be available at acceptable terms, if at all. There can also be no assurance that the Company will continue to be in compliance with its bank credit facility covenants in future periods. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include competition from companies either currently in the market or entering the market, competition from other catalog and retail store resellers and price pressures related thereto, uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer, the Company's reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors, and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for the year ended December 31, 1999.


ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. As of September 30, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure as of September 30, 2000.

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

                                        IDEAMALL, INC.

Date: November 14, 2000                 By    /s/ TED SANDERS
                                              -----------------------------
                                              Ted Sanders
                                              Chief Financial Officer

                                              (Duly Authorized Officer of
                                              the Registrant and Principal
                                              Financial Officer)



                                  EXHIBIT INDEX


Exhibit Number             Description
--------------             -----------
     27              Financial Data Schedule