Form 10-K
period 2000-12-31
IDEAMALL INC
filed 2001-04-02
CIK 937941

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________.


                       Commission file number:  0-25790
                                IDEAMALL, INC.


               Delaware                                       95-4518700
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

              2555 West 190th Street, Torrance, California 90504
              (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (310) 354-5600

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 30, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $8,461,589. The number of shares outstanding of the Registrant's Common Stock as of March 30, 2001 was 10,433,866.

     Documents incorporated by reference into Part III: Portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                 IDEAMALL, INC.

                               TABLE OF CONTENTS



                                                                               Page
                                                                               ----
PART I

  Item 1.     Business.........................................................   3
  Item 2.     Properties.......................................................  20
  Item 3.     Legal Proceedings................................................  20
  Item 4.     Submission of Matters to a Vote of Security Holders..............  20

PART II

  Item 5.     Market for Registrant's Common Stock
              and Related Stockholder Matters..................................  21
  Item 6.     Selected Financial Data..........................................  21
  Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................  23
  Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.......  28
  Item 8.     Financial Statements and Supplementary Data......................  28
  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...........................  28

PART III

  Item 10.    Directors and Executive Officers of the Registrant...............  29
  Item 11.    Executive Compensation...........................................  29
  Item 12.    Security Ownership of Certain Beneficial Owners and Management...  29
  Item 13.    Certain Relationships and Related Transactions...................  29

PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..  30

SIGNATURES.....................................................................  32

                                    PART I

ITEM 1.  BUSINESS

General

   IdeaMall, Inc. (the "Company"), formerly Creative Computers, Inc., founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral and electronics products. The Company offers products to business, government and educational institutions as well as individual consumers through relationship-based telemarketing techniques, direct response catalogs, dedicated inbound telemarketing sales executives, the Internet, a direct sales force, and a retail showroom. The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, eLinux and eCOST.com brands and its five worldwide web sites on the Internet: pcmall.com, macmall.com, ccit-inc.com, ecost.com, and elinux.com, and other promotional materials. The Company's staff of knowledgeable telemarketing sales executives, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical assistance. The Company believes that its high level of customer service results in customer loyalty and repeat customer orders.

   In September 1997, the Company formed a wholly-owned subsidiary, uBid, to sell computer-related products and consumer electronics through an auction format on the Internet. On December 9, 1998, uBid completed an initial public offering of 1,817,000 shares of its Common Stock. Upon completion of this offering, the Company owned 80.1% of the outstanding Common Stock of uBid. On June 7, 1999, the Company divested its ownership in uBid by means of a tax-free distribution of all of its remaining 7.3 million shares of uBid Common Stock to the Company's stockholders of record as of May 24, 1999. In April 2000, uBid was acquired by CMGI.

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

   In 2000, the Company operated in three reportable business segments: 1) a direct marketer of personal computers, hardware, software, peripheral products and consumer electronics under the PCMall, MacMall, and CCIT brands, collectively referred to as the "Core Business"; 2) a multi-category Internet retailer under the eCOST.com brand, and 3) a portal for Linux-based products and services provided under the eLinux brand. For segment information relating to net sales, gross profit and operating income, see Note 10 to the Company's financial statements included herein.

Strategy

   The Company's strategy is to be a leading high-volume, cost-effective rapid response direct marketer of a broad range of computers, software and related products, focusing on supplying technology solutions to businesses, governmental and educational institutions, and individual customers. Specific elements of the Company's operating strategy include:

   Continued Expansion into Outbound Telemarketing. During 2000, the Company continued to intensify its outbound telemarketing efforts to focus on the under-served small and medium-size business market. The Company believes this market represents a high potential growth opportunity. Outbound business-to-business sales can also be more profitable than inbound sales due to reduced advertising and higher average order size. The Company's strategy is to expand its outbound sales executive workforce and mine its catalog customer database and purchased name lists for prospects. During 2000, the Company continued to hire experienced outbound telemarketing executives to manage this initiative, and hire experienced outbound telemarketing recruiters to expand the outbound sales executive workforce. The Company also focuses on the development of its telemarketing executives with its comprehensive training program. The Company expects to continue to invest in outbound telemarketing and prospect its catalog database for sales leads.

   Focus on the Windows/Intel (WINTEL) Market. The Company launched its first PC catalog, PC Mall, primarily for WINTEL customers, in May 1995. The Company published seven editions of PC Mall with a total circulation of 11.1 million copies in 1995. During 2000, there were 14 editions of PC Mall.com, 6 editions of PC Mall Business Solutions, and 6 editions of ComputAbility's catalog published. Total circulation for these three catalogs combined was 19.7 million in 2000. By the end of 2000, the Company consolidated the three WINTEL catalogs into one catalog under the PC Mall name to maximize brand promotion. Total WINTEL revenues were $498 million, a 21% or $88 million increase over 1999 WINTEL revenue of $410 million.

   The Company is authorized or otherwise has the ability to sell IBM, Compaq, Hewlett-Packard, Sony, Toshiba and other name brand computers. The Company became one of the leading catalog resellers of WINTEL products since the start of its WINTEL initiative in 1995.

   Continued Macintosh Marketshare Expansion. Throughout 2000, the Company continued to be a leading direct marketer of Macintosh products, offering the full line of Apple and related products. The Company's sales of Mac-related products in 2000 was $320 million, flat compared to $322 million in 1999.
During 2000, the Company published 14 editions of its MacMall catalog with a circulation of 29.5 million copies, a 6% decrease from the prior year's 31.5 million circulation and an l1% decrease from the 33.0 million copies circulated in 1998. Although total catalog circulation has decreased, revenues per catalog have increased.

   Penetration of the Linux Market. In February 2000, the Company launched its newest venture, eLinux, focusing on providing technology solutions to Linux users. Linux is an open source operating software gaining rapid acceptance within the IT community and is used extensively to run network servers. eLinux offers complete multi-vendor Linux solutions, including Linux compatible products, consulting and support services, and community. eLinux.com serves the rapidly growing Linux community by providing multi-vendor Linux solutions and custom configurations of Linux-based systems and compatible products through its secure web site.

   Marketing Database Growth. The Company has compiled a proprietary mailing list of over six million names of previous and potential customers. The database is continually analyzed to target customer types and increase response and purchase rates. The Company's response rate (calculated by dividing the number of orders generated by the number of catalogs distributed) for its proprietary mailing list during 2000 was higher than its response rate for third party mailing lists.

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

   In March 1999, the Company launched the eCOST.com web site, which offers a broad selection of name-brand products, most of which are sold at discount prices. Customers are provided an itemized description of the fees associated with processing their orders, including a handling fee to cover warehousing, order processing, systems and overhead costs, and a shipping fee. With the introduction of eCOST.com, the Company believes that it was among the first full-spectrum Internet resellers in the personal computing marketplace, offering customers many different ways to purchase computer hardware, software, peripherals and consumer electronics.

Marketing and Sales

  The Company designs its various marketing programs to attract new customers and to stimulate additional purchases by previous customers. The Company continuously attracts new customers by producing leads from existing and purchased databases, employing outbound telemarketing sales techniques to establish relationships with businesses, selectively mailing catalogs to prospective customers and through advertising on the Internet and in major computer user magazines, such as PC World, PC Computing, Computer Shopper, MacWorld and others. In addition, the Company obtains the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers. The Company sells its products to business, government and educational institutions as well as individual consumers.

  Outbound and Inbound Telemarketing. The Company believes that much of its success has come from the quality and training of its telemarketing sales executives. These sales executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders. Telemarketing sales executives have the authority to vary prices within specified parameters in order to meet prices of competitors. In addition to product training, the sales executives are trained in systems and networking solutions, sales techniques, phone etiquette and customer service. Telemarketing sales executives attend frequent training sessions to stay up-to-date on new products. Sales executives staff the Company's toll-free order lines 24 hours a day, seven days a week. Customer service and technical support personnel assist inbound and outbound telemarketing sales executives.

  The Company's phone and computer systems are used for order entry, customer tracking and inventory management. The computer system maintains a database listing previous customer purchases, which allows telemarketing sales executives to make product suggestions that fit each customer's specific buying preferences and to offer the latest upgrades for products previously purchased from the Company. During 2000, the Company shipped approximately 687,000 telemarketing orders with an average order size of $837.

  Catalogs. The Company published 26 editions of its PC Mall Business Solutions, PC Mall.com, and ComputAbility catalogs during 2000 and distributed approximately 19.7 million catalogs. PC Mall customers receive a catalog several times a year depending on purchasing history. In addition, the Company includes a catalog with every order shipped, as well as special promotional flyers and manufacturers' product brochures.

  The Company published 14 editions of MacMall in 2000 and distributed approximately 29.5 million catalogs. Active MacMall customers receive a catalog several times a year depending upon purchasing history, and the Company includes a catalog with every order shipped, as well as special promotional flyers and manufacturers' product brochures.

  The Company creates all of its catalogs in-house with its own design team and production artists using a computer-based desktop publishing system. The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

  The Internet. The Company maintains five worldwide web sites on the Internet, including pcmall.com, macmall.com, ccit-inc.com, eCOST.com and eLinux.com. The Company offers many advanced Internet features such as on-line ordering, access to inventory availability and a large product selection with detailed product information. Sales generated through the Internet have grown rapidly for the Company as it offers its customers a convenient means of shopping and ordering its products. In addition, the Company's web sites also serve as another source of new customers. In 2000, the Company shipped approximately 390,000 Internet orders, with an average order size of $533.

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

  National Off-Page Advertising. The Company continuously attracts new catalog customers and generates orders through large multi-page color advertisements in major publications such as PC World, PC Magazine, Computer Shopper and MacWorld. During 2000, the Company purchased 271 pages of magazine advertising.

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

Products and Merchandising

  The Company offers hardware, software, peripherals, components and accessories for users of computer products, as well as electronics equipment. The Company screens new products and selects products for inclusion in its catalogs and web sites based on features, quality, sales trends, price, margins, cooperative/market development funds and warranties. The Company offers its customers other value-added services, such as the ability to purchase systems that have been specifically configured to meet the customer's requirements. Through frequent mailings of its catalogs and e-mails to its customers, the Company is able to quickly introduce new products and replace slower selling products with new products.

  The following table sets forth the Company's net sales by major product category as a percentage of total net sales for the periods presented.

                                                              Year Ended December 31
                                                --------------------------------------------------
                                                     1998               1999               2000
                                                     ----               ----               ----
     Computer systems.......................         42.2%              43.9%              44.3%
     Peripherals, components                         45.4               44.0               42.0
       and accessories.....................
     Software...............................         10.7                9.8                9.0
     Other (1)..............................          1.7                2.3                4.7
          Total.............................        100.0%             100.0%             100.0%

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

Purchasing and Inventory

  The Company believes that effective purchasing is a key element of its business strategy to provide name brand computer products and related software and peripherals at competitive prices. The Company believes that its high volume of sales results in increased purchasing power with its primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. During 2000, the Company purchased products from over 579 vendors. During 1998, 1999 and 2000, products manufactured by Apple represented approximately 20.0%, 25.4% and 24.9% of net sales, respectively.
The Company is also linked electronically with eleven distributors, which allows account executives to view distributor product availability on line and drop-ship product directly to their customers. The benefits of this program, known as virtual warehouse, include reduced inventory carrying costs and improved inventory turns. The Company intends to expand its use of virtual warehouse in the future.

  Most key vendors have agreements to provide market development funds to the Company, whereby such vendors fund portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs for their products. Termination or interruption of the Company's relationships with its vendors, or modification of the terms of or discontinuance of the Company's agreements with its vendors, could adversely affect the Company's operating results. The Company's success is dependent in part upon the ability of its vendors to develop and market products that meet the changing requirements of the marketplace. As is customary in the industry, the Company has no long-term supply contracts with any of its vendors. Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less.

   The Company attempts to manage its inventory position to generate the highest levels of customer satisfaction possible while limiting inventory risk. The Company believes that it has increased its ability to provide constrained products, which it believes is an important competitive advantage; and the Company invested in this strategy heavily during 2000. The Company's average annual inventory turns were 13.5 times in 1998, 16.4 times in 1999 and 19.8 times in 2000. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its vendors that contain price protection provisions intended to reduce the Company's risk of loss due to manufacturer price reductions. The Company currently has such rights with respect to products which it purchases from Apple, IBM, Compaq, Hewlett Packard and certain other vendors; however, such rights vary by product line, have other conditions and limitations and can be terminated or changed at any time.

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

Distribution

  The Company operates a full-service 325,000 square foot distribution center in Memphis, Tennessee. The centralized distribution operations, strategically located near the Federal Express hub in Memphis, allow most orders of in-stock products accepted by 10:00 p.m. Eastern Standard Time to be shipped for delivery by 10:30 a.m. the following day via Federal Express. Upon request, orders may also be shipped at a lower cost by United Parcel Ground Service. As of December 31, 2000, the Company subleases 175,600 square feet of the Company's 325,000 square foot facility to uBid, Inc. under two sublease agreements. The first sublease agreement covers 105,600 square feet, and is co-terminus with the building lease. The remaining 70,000 square feet is covered in a sublease agreement expiring in 2001.

  When an order is entered into the system, an automated credit check or credit card verification is performed and, if approved, the order is electronically transmitted to the warehouse area, and a packing slip is printed for order fulfillment. Orders fulfilled by certain distributors linked electronically with the Company are transmitted directly to their warehouses. All inventory items are bar coded and located in computer-designated areas which are easily identified on the packing slip. All orders are checked with bar code scanners prior to final packing to ensure that each order is packed correctly.

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

Employees

  As of December 31, 2000, the Company had 897 full-time employees, including 112 people at the Company's distribution center. The Company emphasizes the recruiting and training of high quality personnel and, to the extent practical, promotes people to positions of increased responsibility from within the Company. Each employee initially receives training appropriate for his or her position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive six-week training program, during which time they are introduced to the Company's philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs for all employees are conducted on an ongoing basis, supplemented by vendor-sponsored training programs for all sales executives and technical support personnel.

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

Properties

  The Company's facilities at December 31, 2000  were as follows:

Description                                                Sq. Ft.                 Location
- -----------                                              -----------        -----------------------
IdeaMall Corporate Headquarters......................      143,532            Torrance, CA
Distribution Center..................................      325,000            Memphis, TN
CCIT Corporate Headquarters..........................       25,840            Elk Grove Village, IL
Wisconsin Sales Office...............................       35,503            Milwaukee, WI
Kansas Property......................................       32,800            Lenexa, KS
Wisconsin Administration.............................       15,000            Milwaukee, WI
Wisconsin Sales Office...............................       12,500            Milwaukee, WI
Retail Showroom......................................        9,750            Santa Monica, CA
CCIT Colorado Corporate Sales........................        2,315            Englewood, CO

  The Company leases all of its facilities, except for the following: the Santa Monica retail showroom and the Lenexa property, each of which is owned by the Company, and the Wisconsin Administration Office, which was sold in March 2001. The Company's distribution center serves the Company's core business, eCOST.com and eLinux operations, as well as its retail showroom, and includes shipping, receiving, warehousing and administrative space. The Company subleases 175,600 square feet of its distribution center to uBid Inc. The following leases have remaining terms greater than two years: CCIT corporate headquarters, and CCIT Colorado Corporate Sales Office. All of the other leases have remaining terms less than two years.

  During the first quarter of 1998, the Company closed all of its retail showrooms except for its Santa Monica showroom. The Company recorded a one-time $1.5 million reserve for lease exit costs during the first quarter of 1998. The Company intends to sell its Lenexa, Kansas building.

  In February 2000, the Company signed an agreement to lease 35,503 square feet in Milwaukee, Wisconsin to support the expansion of the Wisconsin sales force. This lease will replace the existing Wisconsin Sales Office lease and the Wisconsin Administration Office, which was sold in March 2001.

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

     Based upon current law, the Company, or various subsidiaries, currently collects and remits sales tax only on sales of its products to residents of the states in which the Company or its respective subsidiaries has a physical presence. Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped to those states' residents, and it is possible that such a requirement could be imposed in the future. In addition, a number of bills are pending before federal and state legislatures that would potentially expand the tax collection responsibility of internet-related companies. Until these legislative efforts have run their course and the courts have considered and resolved some cases involving these tax collection issues, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on the Company's business, results of operations and financial condition.

Executive Officers

  The executive officers of the Company as of March 30, 2001 and their respective ages and positions are as follows:

      Name                   Age     Position
      ----                   ---     --------
Frank F. Khulusi...........   34     Chairman of the Board, President and Chief Executive Officer

Theodore R. Sanders........   46     Chief Financial Officer

Daniel J. DeVries..........   39     Executive Vice President - Marketing and Sales

   The following is a biographical summary of the experience of the executive officers:

   Frank F. Khulusi is a co-founder of the Company and has served as Chairman of the Board and Chief Executive Officer of the Company since the Company's inception in 1987, served as President until July 1999 and resumed the office of President in March 2001. Mr. Khulusi attended attended the University of Southern California.

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

The addition of a new business focus could subject the Company to risks commonly associated with a new company.

   The Company has historically operated as a direct marketer of computer products, and has only recently expanded its business model to include a focus on the business-to-business and Internet markets by developing its portfolio of web site properties. The Company has only been active in this new line of business since 1995 when the pcmall.com web site was launched. The Company established uBid.com, an online auction web site in 1997, the ecost.com web site in March 1999 and the eLinux.com web site in February 2000, and plans to continue its focus on the business-to-business and Internet market in the
future.   The Company does not have a significant operating history to evaluate the new business focus, and past performance should not relied upon to predict future performance. In adding a new business focus, the Company expects that it will have to make changes to its business operations, sales and implementation practices, customer service and support operations and management focus. The Company also faces new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, reliance on the growth and use of the Internet to generate commercial opportunities, competition from a wider range of sources, the need to develop strategic relationships and other risks. The Company cannot guarantee that it will be able to successfully transition to this new business focus.

Dependence on Apple

   The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented 20.0%, 25.4% and 24.9% of the Company's net sales in 1998, 1999 and 2000, respectively. A decline in sales of Apple computers or a decrease in supply of or demand for software and peripheral products for such computers could have a material adverse impact on the Company's business. During parts of 1999 and 2000, certain Apple computers were in short supply. A continuation of such shortages or future shortages could adversely affect the Company's operating results. The Company is an authorized dealer for the full retail line of Apple products; however, the Company's dealer agreement with Apple is terminable upon 30 days' notice. The Company's business would be adversely affected if all or a portion of the line of Apple products was no longer available to the Company. The Company's success is, in part, dependent upon the ability of Apple to develop and market products that meet the changing requirements of the marketplace. To the extent that these products are not available to the Company, the Company could encounter increased price and other competition, which would adversely affect the Company's business, financial condition and results of operations.

Rapid Growth

   Since its formation, the Company has experienced rapid growth. Net sales have grown from $8.7 million in 1990 to $818.6 million in 2000. The Company's catalog sales grew from $117.9 million in 1994 to $575.0 million in 2000. Internet sales on its pcmall.com, macmall.com, computability.com, ecost.com and ccit-inc.com web sites grew from $15.6 million in 1997 to $207.8 million in 2000. As a result of the Company's shift from the retail showroom to the Internet sales and catalog distribution channels, retail showroom sales have decreased from 28.0% of net sales in 1994 to 4.4% in 2000. During the first quarter of 1998, the Company closed seven retail showrooms to focus its efforts on its catalog, corporate and Internet channels of distribution. The Company recorded a one-time pretax restructuring charge of $10.5 million in the first quarter of 1998 relating to exit costs, asset write-offs, other charges and related goodwill. In response to the growth in catalog sales, the Company has rapidly added a significant number of employees and has been required to expend considerable efforts in training these new employees. This growth has placed strains on the Company's management, resources and facilities. As part of its growth strategy, the Company acquired Elek-Tek and ComputAbility in 1997 and may, in the future, acquire other companies in the same or complementary lines of business. These acquisitions and any such acquisition and the ensuing integration of the operations of the acquired company with those of the Company place additional demands on the Company's management, operating and financial resources. The Company's success will, in part, be dependent upon the ability of the Company to manage growth effectively. In addition, the Company's business and growth could be affected by the spending patterns of existing or prospective customers, the cyclical nature of capital expenditures of businesses, continued competition and pricing pressures, changes in the rate of development of new technologies and new products by manufacturers, acceptance by end-users and other trends in the general economy. There can be no assurance that the Company's historical growth rates will continue in the future.

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

State Sales Tax Collection

     Based upon current law, the Company, or various subsidiaries, currently collects and remits sales tax only on sales of its products to residents of the states in which the Company or its respective subsidiaries has a physical presence. The U.S. Supreme Court has ruled that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. Certain court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state was quite limited (e.g., visiting the state several times a year to aid customers or to inspect showrooms stocking their goods). The Company believes its operations are different from the operations of the companies in these cases and thus do not give rise to tax collection obligations.

     However, the Company cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. The tax treatment of the Internet and e-commerce is currently in a state of flux. Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped to those states' residents, and it is possible that such a requirement could be imposed in the future. In addition, a number of bills are pending before federal and state legislatures that would potentially expand the tax collection responsibility of internet-related companies. It is possible that federal legislation could be enacted that would permit states to impose sales tax collection obligations on out-of-state mail order companies and if enacted, the imposition of a tax collection obligation on the Company may result in additional administrative expenses to the Company and price increases to its customers that could adversely affect the Company's business, financial condition and results of operations. States also potentially may expand tax collection responsibilities of out-of-state companies through legislation. Until these legislative efforts have run their course and the courts have considered and resolved some cases involving tax collection issues, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on the Company's business, results of operations and financial condition.

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

     The Company's common stock is presently authorized for quotation on the Nasdaq National Market. Accordingly, the Company is subject to all requirements of its listing agreement with Nasdaq. Among the events that could cause the Company's common stock to have its status as a National Market security terminated include the failure to maintain a minimum closing bid price for the common stock of $1.00 per share, failure to timely hold annual meetings of stockholders and failure to comply with other corporate governance requirements.

  The Company's common stock has traded below the $1.00 minimum bid. If the closing bid price of the Company's common were to remain below that level for 30 consecutive trading days, it could result in delisting or the need to complete a reverse stock split. If the Company's common stock loses its Nasdaq National Market status, it would trade either on the over-the-counter bulletin board or in the "pink sheets," both of which are viewed by most investors as less desirable, and less liquid, marketplaces. Moreover, the Company's common stock may become subject to SEC "penny stock" regulations that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Consequently, delisting from Nasdaq, if it were to occur, could materially and adversely affect the ability of broker-dealers to sell the Company's common stock, which would impair the liquidity of such securities and could adversely affect the trading price for the Company's common stock. Loss of Nasdaq National Market status would also adversely affect the Company's ability to raise funds through the sale of equity securities and would complicate compliance with state blue-sky laws.

Privacy Concerns

  The Company mails catalogs and sends electronic messages to names in its proprietary customer database and to potential customers whose names the Company obtains from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny. Any domestic or foreign legislation enacted limiting or prohibiting these practices could negatively affect the Company's business, financial condition and results of operations.

Dependence on Continued Use of Internet

  The Company's level of sales generated from its worldwide web sites has increased in part because of the growing use and acceptance of the Internet by end-users. The growth in Internet usage is a relatively recent development, and no assurance can be made that the Internet will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Sales of computer products over the Internet have increased as a percentage of the Company's net sales in recent years. Continued growth of the Company's Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. The Company cannot accurately predict the rate at which they will do so. If the use by consumers of the Internet to purchase products does not continue, the Company's business, financial condition and results of operations could be adversely affected.

  The Company's success in maintaining and growing its Internet business will depend in large part upon the development of an infrastructure for providing Internet access and services. If the number of Internet users or their use of Internet resources continues to grow rapidly, such growth may overwhelm the existing Internet infrastructure. The Company's ability to increase the speed with which it provides services to customers and to increase the scope of such services ultimately is limited by and reliant upon the speed and reliability of the networks operated by third parties. The Company cannot assure that networks and infrastructure providing sufficient capacity and reliability will continue to be developed.

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

  No matter was submitted to a vote of security holders during the fourth quarter of 2000.

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


                                             Price Range of
                                              Common Stock
                                           ------------------
                                             High        Low
                                           ---------   -------
     Year Ended December 31, 1998
     ----------------------------
             First Quarter..............   $  12 7/8    7 5/16
             Second Quarter.............      10        5 1/4
             Third Quarter..............      12 1/2    6
             Fourth Quarter.............      59 11/16  5 1/4
     Year Ended December 31, 1999
     ----------------------------
             First Quarter..............      43 1/4   25 1/8
             Second Quarter.............      39 1/8    6 1/16
             Third Quarter..............       7 7/8    5 1/4
             Fourth Quarter.............      11        5 3/4
     Year Ended December 31, 2000
     ----------------------------
             First Quarter..............      14 1/16   7 1/8
             Second Quarter.............      10 1/16   3 21/32
             Third Quarter..............       4 9/16   2 19/32
             Fourth Quarter.............       3 1/8      17/32

   On March 30, 2001, the closing price of the Company's Common Stock as reported on the Nasdaq National Market was $1.25 per share. As of March 30, 2001, there were approximately 48 holders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the years ended December 31, 1998, 1999 and 2000 and the selected balance sheet data as of December 31, 1999 and 2000 are derived from the Company's audited consolidated financial statements, which are included elsewhere herein. The selected income statement data for the years ended December 31, 1996 and 1997 along with the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from the audited consolidated financial statements of the Company which are not included herein. The selected operating data are derived from the operating records of the Company and have not been audited.

                                                                                   Year Ended December 31,
                                                                             (in thousands, except per share data)
                                                         --------------------------------------------------------------------------
                                                           1996         1997(1)         1998(1)        1999(1)     2000(1)(3)
                                                         --------      --------        --------       --------     ----------
     Net sales....................................       $444,971      $546,122        $642,006       $730,181      $818,627
     Cost of goods sold...........................        395,000       476,053         568,309        650,630       730,794
     Retail store closure inventory reserve.......              -             -           3,679              -             -
                                                         --------      --------        --------       --------     ---------
     Gross profit.................................         49,971        70,069          70,018         79,551        87,833
     Selling, general and administrative expenses.         60,585        63,252          76,812         83,687        95,536
     Expenses related to retail store closure.....              -             -           6,773              -             -
                                                         --------      --------        --------       --------     ---------
     Income (loss) from operations................        (10,614)        6,817         (13,567)        (4,136)       (7,703)
     Interest income (expense)....................            593           144            (291)           245          (917)
                                                         --------      --------        --------       --------     ---------
     Income (loss) before income taxes............        (10,021)        6,961         (13,858)        (3,891)       (8,620)
     Income tax provision (benefit)...............         (3,972)        2,642          (5,034)           812             -
                                                         --------      --------        --------       --------     ---------
     Income (loss) from continuing operations.....         (6,049)        4,319          (8,824)        (4,703)       (8,620)
     Discontinued operations......................              -          (194)         (8,971)        (6,240)            -
     Cumulative change in accounting principle....              -             -               -              -          (536)
                                                         --------      --------        --------       --------     ---------
     Net income (loss)............................       $ (6,049)     $  4,125        $(17,795)      $(10,943)     $ (9,156)
                                                         ========      ========        ========       ========     =========
     Basic earnings (loss) per share (2)
       Continuing operations......................       $  (0.62)     $   0.44        $  (0.87)      $  (0.45)     $  (0.83)
       Discontinued operations....................              -         (0.02)          (0.88)         (0.60)            -
       Cumulative effect of change in accounting
          principle...............................              -             -               -              -         (0.05)
                                                         --------      --------        --------       --------     ---------
                                                         $  (0.62)     $   0.42        $  (1.75)      $  (1.05)     $  (0.88)
                                                         ========      ========        ========       ========     =========
     Diluted earnings (loss) per share (2)
       Continuing operations......................       $  (0.62)     $   0.43        $  (0.87)      $  (0.45)     $  (0.83)
       Discontinued operations....................              -         (0.02)          (0.88)         (0.60)            -
       Cumulative effect of change in accounting
          principle...............................              -             -               -              -         (0.05)
                                                         --------      --------        --------       --------     ---------
                                                         $  (0.62)     $   0.41        $  (1.75)      $  (1.05)     $  (0.88)
                                                         ========      ========        ========       ========     =========
Pro Forma amounts assuming the accounting change
required by SAB 101 is applied retroactively (See
Note 1 of Notes to Consolidated Financial
Statements)
     Income (loss) from continuing operations.....       $ (6,018)     $  4,222        $ (8,928)      $ (4,842)     $ (8,620)
     Net income (loss)............................       $ (6,018)     $  4,028        $(17,898)      $(11,082)     $ (8,620)
                                                         ========      ========        ========       ========     =========
        Basic earnings (loss) per share
           Continuing operations..................       $  (0.62)     $   0.43        $  (0.88)      $  (0.47)     $  (0.83)
           Net income (loss)......................       $  (0.62)     $   0.41        $  (1.76)      $  (1.07)     $  (0.83)
                                                         ========      ========        ========       ========     =========
        Diluted earnings (loss) per share
           Continuing operations..................       $  (0.62)     $   0.42        $  (0.88)      $  (0.47)     $  (0.83)
           Net income (loss)......................       $  (0.62)     $   0.40        $  (1.76)      $  (1.07)     $  (0.83)
                                                         ========      ========        ========       ========     =========

Basic weighted average number of shares
    outstanding (2)...............................          9,767         9,895          10,176         10,383        10,419
                                                         ========      ========        ========       ========     =========
Diluted weighted average number of shares
   outstanding (2)................................          9,767        10,030          10,176         10,383        10,419
                                                         ========      ========        ========       ========     =========

(1) Operating results in 1997, 1998 and 1999 reflect the effects of acquisitions of ComputAbility, Ltd., and Elek-Tek, Inc. in August 1997 and October 1997, respectively. Further, these results also reflect uBid's results as discontinued operations. See Note 6 and Note 10 of Notes to Consolidated Financial Statements.

(2) Earnings (loss) per share and weighted average shares outstanding have been restated for all periods prior to 1998 to reflect the adoption of SFAS 128, "Earnings per Share."

(3) Operating results in 2000 reflect the implementation of SAB 101. See Note 1 of Notes to Consolidated Financial Statements.

                                                                                Year Ended December 31,
                                                       --------------------------------------------------------------------------
                                                                        (in thousands, except average order size)
Selected Operating Data                                     1996           1997           1998           1999            2000
                                                            ----           ----           ----           ----            ----
     Telemarketing/catalog net sales...............       $383,864       $462,705       $562,284       $556,461        $574,956
     Internet sales................................       $  3,239       $ 15,586       $ 36,143       $138,986        $207,826
     Retail net sales..............................       $ 57,868       $ 67,831       $ 43,579       $ 34,734        $ 35,845
     Number of catalogs distributed................         48,753         62,220         69,427         58,955          49,263
     Orders filled (telemarketing/catalog).........            921            982          1,075            874             687
     Orders filled (Internet)......................             10             44            121            336             390
     Average order size (telemarketing/catalog)....       $    417       $    471       $    523       $    637        $    837
     Average order size (Internet).................       $    324       $    354       $    299       $    414        $    533
     Mailing list size.............................          2,518          4,177          4,792          5,459           6,022

                                                                                    December 31,
                                                       --------------------------------------------------------------------------
                                                                                   (in thousands)
Balance Sheet Data                                          1996           1997           1998           1999            2000
                                                            ----           ----           ----           ----            ----
     Working capital...............................       $ 42,600       $ 30,183       $ 36,285       $ 18,697        $ 10,184
     Total assets..................................       $113,431       $131,466       $143,174       $150,005        $137,566
     Short-term debt...............................       $    283       $ 10,186       $    122       $    148        $    579
     Long-term debt, excluding current portion.....       $    325       $    496       $    161       $    284        $    703
     Stockholders' equity..........................       $ 52,805       $ 60,082       $ 67,564       $ 48,598        $ 39,508

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

   In 1993, the Company shifted its principal distribution and marketing focus from retail showrooms to direct mail marketing distribution and relocated its mail order/catalog operations to a central location. In 1994, the Company received authorization from Apple to offer the full retail line of Apple products via direct mail and the Company distributed the first edition of its MacMall catalog in April 1994.

   In 1998, the Company modified its strategic focus to acquiring small-to-medium size business customers and established an outbound relationship-based telemarketing model. The outbound telemarketing model involves hiring and training technical sales executive, developing qualified business leads and establishing business relationships with IT professionals.

   During 1999, the Company successfully completed a spin-off of its former subsidiary, uBid, Inc., to the Company's stockholders. Consistent with its strategic focus on the business-to-business and Internet markets, the Company formed a new subsidiary, eCOST.com, a multi-category Internet retail web site, in February 1999. In December 1999, the Company formed its eLinux subsidiary to provide products, news, discussion groups, services and support to the Linux community.

   Net sales from telemarketing/catalog operations, as a percentage of net sales, were 87.6%, 76.2% and 70.2% in 1998, 1999 and 2000, respectively, with average order size of $523, $637 and $837 for those respective years. Net sales from the Internet, as a percentage of net sales, were 5.6%, 19.0% and 25.4% in 1998, 1999 and 2000, respectively, with average order size of $299, $414 and $533 for those respective years.

   Net sales of the Company are derived primarily from the sale of computer hardware, software, peripherals, and electronic products to business, government and educational institutions as well as individual consumers through relationship-based telemarketing techniques, direct response catalogs, dedicated inbound telemarketing sales executives, the Internet, a direct sales force, and a retail showroom. Gross profit consists of net sales less product and shipping costs. The Company receives marketing development funds ("MDF") from manufacturers of products included in the Company's catalogs and web sites, as well as co-operative advertising funds ("Co-Op") on products purchased from manufacturers and vendors.

   A substantial portion of the Company's business is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 20.0%, 25.4% and 24.9% of the Company's net sales in 1998, 1999 and 2000, respectively.

Results of Operations

   The following table sets forth for the years indicated information derived from the Company's consolidated statement of operations expressed as a percentage of net sales. Results for the years ended 1999 and 1998 have been restated to reflect the results of uBid as discontinued operations. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                    Percentage of Net Sales
                                                   ---------------------------
                                                     Year Ended December 31,
                                                   ---------------------------
                                                      1998    1999    2000
                                                     -----   -----   -----
     Net sales                                       100.0%  100.0%  100.0%
     Cost of goods sold                               89.1    89.1    89.3
                                                     -----   -----   -----
     Gross profit                                     10.9    10.9    10.7
     Selling, general and administrative expenses     12.0    11.5    11.7
     Expenses related to retail store closure          1.0     ---     ---
                                                     -----   -----   -----
     Income (loss) from operations                    (2.1)   (0.6)   (1.0)
     Interest (income) expense, net                    0.1     0.1     ---
                                                     -----   -----   -----
     Income (loss) before income taxes                (2.2)   (0.5)   (1.0)
     Income tax provision (benefit)                   (0.8)    0.1     ---
                                                     -----   -----   -----
     Income (loss) from continuing operations         (1.4)   (0.6)   (1.0)
     Loss from discontinued operations                (1.4)   (0.9)    ---
     Cumulative change in accounting principle         ---     ---    (0.1)
                                                     -----   -----   -----
     Net income (loss)                               (2.8)%  (1.5)%  (1.1)%
                                                     =====   =====   =====

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   Net sales for the year ended December 31, 2000 were $818.6 million, an increase of $88.4 million or 12.1% over net sales for the year ended December 31, 1999 of $730.2 million. Telemarketing/catalog sales for 2000 were $575.0 million, an increase of $18.5 million or 3.3% compared to 1999 telemarketing/catalog sales of $556.5 million. The increase in telemarketing/catalog sales is primarily due to higher revenue per book and average order value. Net catalog circulation in 2000 decreased 16.4%, or 9.7 million catalogs to 49.3 million, of which MacMall comprised 29.5 million, PC Mall 18.0 million and ComputAbility 1.8 million. The ComputAbility catalog was merged with PC Mall during 2000. Internet sales in 2000 were $207.8 million, an increase of 49.5%, or $68.8 million over 1999. Retail net sales in 2000 were $35.8 million, an increase of 3.2%, or $1.1 million from 1999. WINTEL net sales increased

21.5% to $498.4 million in 2000, versus $410.2 million in 1999. Sales for eCOST.com were $110.0 million, an increase of $73.2 million, or 199% over 1999 sales of $36.8 million. Sales for eLinux were $6.2 million in its first year of operations.

   Gross profit for the year ended December 31, 2000 was $87.8 million, an increase of $8.3 million or 10.4% from gross profit of $79.6 million for the year ended December 31, 1999. The increase in gross profit was primarily due to the sales increase in 2000 over 1999, partially offset by a slight decrease in overall margin as a percentage of sales. Gross profit as a percentage of sales was 10.7% in 2000, versus 10.9% in 1999. The gross profit percentage was negatively affected by lower margins experienced by eCOST.com, primarily in the first half of the year, and other factors, including outbound sales initiatives and fluctuations in key vendor support programs, offset by an improvement in the core business margin to 11.7% from 11.4% of sales in 1999. Completing its second year of operations, gross profit for eCost.com was $5.2 million for the year ended December 31, 2000, an increase of 1,877% or $4.9 million over 1999 gross profit of $0.3 million. Gross profit for eLinux was $0.7 million for the year ended December 31, 2000, its first year of operations.

   Selling, general and administrative expenses (SG&A) were $95.5 million for the year ended December 31, 2000, an increase of $11.8 million or 14.2% over SG&A expenses of $83.7 million for the year ended December 31, 1999. As a percentage of net sales, SG&A expenses were 11.7% in 2000, versus 11.5% in 1999, the increase due to higher advertising expenditures in the first half of the year. For its second year of operations, SG&A expenses for eCost.com were $14.6 million for the year ended December 31, 2000, versus $6.4 million in the prior year, primarily due to advertising increases. For its first year of operations SG&A expenses for eLinux were $3.5 million for the year ended December 31, 2000.

   Net interest expense was $0.9 million for the year ended December 31, 2000 compared to $0.2 million net interest income for the year ended December 31,
1999.   The increase was due to increased debt outstanding in 2000 versus 1999.

   No income tax provision was recorded for the year ended December 31, 2000 versus a provision of $0.8 million for the year ended December 31, 1999. As such, the effective tax rate for 2000 was 0%, compared with 20.8% in 1999. The change in effective tax rate is primarily due to the provision of valuation allowance against deferred tax assets.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

   Net sales for the year ended December 31, 1999 were $730.2 million, an increase of $88.2 million or 13.7% over net sales for the year ended December 31, 1998 of $642.0 million. Telemarketing/catalog sales for 1999 were $556.5 million, a decrease of $5.8 million or 1.0% compared to 1998 telemarketing/catalog sales of $562.3 million. The decrease in telemarketing/catalog sales is primarily due to a decline in circulation resulting from a shift in marketing expenditures toward the Internet, offset by an increase in average order value. Net catalog circulation in 1999 decreased 15.1%, or 10.5 million catalogs to 59.0 million, of which MacMall comprised 31.5 million, PC Mall 21.2 million and ComputAbility 6.3 million. The DataCom Mall catalog was discontinued at the end of 1998. Internet sales in 1999 were $139.0 million, an increase of 284.5%, or $102.9 million over 1998. Retail net sales in 1999 were $34.7 million, a decrease of 20.3%, or $8.9 million from 1998. WINTEL net sales increased 16.2% to $410.2 million in 1999, versus $352.9 million in 1998.

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

   Selling, general and administrative expenses (SG&A) were $83.7 million for the year ended December 31, 1999, an increase of $6.9 million or 9.0% over SG&A expenses of $76.8 million for the year ended December 31, 1998. As a percentage of net sales, SG&A expenses were 11.5% in 1999, versus 12.0% in 1998. The decrease is primarily the result of first quarter write-offs included in the prior year related to a more rapid decline in Mac sales and the effect of rapid price erosion at that time.

   Net interest income was $0.2 million for the year ended December 31, 1999 compared to $0.3 million net interest expense for the year ended December 31, 1998. The change primarily resulted from the elimination of interest expense related to the 1997 borrowings to finance the acquisition of Elek-Tek.

   Income tax provision for the year ended December 31, 1999 was $0.8 million versus a benefit of $5.0 million for the year ended December 31, 1998. The effective tax rate for 1999 increased to 20.8% from (36.3%) in 1998. The change in effective tax rate is primarily due to the provision of additional valuation allowance against deferred tax assets in 1999.

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

   As a result of the spin-off of uBid in June 1999, the Company recorded uBid's results of operations in discontinued operations for 1999 and 1998.

Liquidity and Capital Resources

   The Company's primary capital need has been funding the working capital requirements created by its rapid growth in sales. Historically, the Company's primary sources of financing have come from public offerings and borrowings from its stockholders, private investors and financial institutions. In April and August 1995, the Company completed an initial public offering and a follow-on offering of its Common Stock which resulted in aggregate net proceeds to the Company of approximately $46.6 million. Cash flows from operations were $13.7 million, $21.5 million and $(28.0) million for 1998, 1999 and 2000, respectively.

   Inventory decreased $3.5 million in 2000 and inventory turns continued to improve from 16.4 in 1999 to 19.8 in 2000. Accounts receivable increased $7.4 million during 2000, primarily due to higher open account business-to-business sales.

   During the year ended December 31, 2000, the Company's capital expenditures were $4.4 million as compared to $4.2 million in 1999 and $3.2 million in 1998. The Company's primary capital needs will continue to be funding its working capital requirements for anticipated sales growth, possible acquisitions and new business ventures.

During 2000 and the first quarter of 2001, the Company had a $40 million credit facility with a commercial finance company. Part of the credit facility functioned in lieu of a vendor trade payable for inventory purchases, was included in accounts payable, and did not bear interest if paid within terms specific to each vendor. Part of the credit facility functioned as a working capital line of credit secured by inventory and accounts receivable, and bore interest at prime (9.5% and 8.5% per annum at December 31, 2000 and 1999, respectively). As of December 31, 2000, the Company had $6.7 million in borrowings under the credit facility included in accounts payable and $17.3 million of working capital advances outstanding, which was used to finance inventory purchases, receivable, and its start-up subsidiaries. At December 31, 2000, the Company had a $16.0 million available for working capital advances and floorplan inventory financing. The overall credit facility was secured by substantially all of the Company's assets. The credit facility had certain covenants requiring a minimum tangible net worth and limitations on future losses and leverage. As of December 31, 2000, the Company was in compliance with all credit facility covenants.

   In March 2001, the Company replaced its existing $40 million credit facility with a new $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "New Line of Credit"). The New Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option. The New Line of Credit is secured by substantially all of the Company's assets. The New Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million. In addition, in March 2001, the Company entered into a new $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "New Flooring Facility"). The New Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the New Line of Credit in the amount outstanding under the New Flooring Facility from time to time. The amount of the Letter of Credit is applied against the credit limit under the New Line of Credit.

   At December 31, 2000 and 1999, the Company had cash and short-term investments of $12.2 million and $24.3 million, respectively, and working capital of $10.2 million and $18.7 million, respectively. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2001. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

   In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. As of December 31, 2000, the Company has repurchased 15,000 shares.

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

Impact of Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The Company does not believe that the new standard will have any impact on the Company's consolidated financial statements, as the Company currently holds no derivatives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's financial instruments include cash and long-term debt. At March 30, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

   It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at March 30, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors of the Company is set forth under the caption "Election of Directors," in the Company's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and such information is incorporated herein by reference. A list of executive officers of Registrant is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Election of Directors - Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

The following consolidated financial statements of Registrant are filed as part of this report:

     (a) (1)   Consolidated Financial Statements.  See Index to Consolidated
     Financial Statements.

         (2) Financial Statement Schedules. See Index to Consolidated Financial Statements.

         (3)   Exhibits.

               The following exhibits are filed or incorporated by reference as part of this report:

       Exhibit Number    Description
       --------------    -----------

        3.1      Certificate of Incorporation of the Company (1)
        3.1(A)   Certificate of Amendment of Certificate of Incorporation
        3.2      Amended and Restated Bylaws of the Company
        10.1*    Amended and Restated 1994 Stock Incentive Plan (11)
        10.2*    Employment Agreement dated January 1, 1995, between Creative
                 Computers, Inc. and Frank F. Khulusi (1)
        10.4*    Employment Agreement dated January 1, 1994, between Creative
                 Computers, Inc. and Dan DeVries (1)
        10.6     ITT Commercial Financial Corporation ("ITT") financing
                 arrangements:
                 a.  Agreement for Wholesale Financing (Security Agreement-
                     Arbitration) dated April 4, 1991, as amended, between ITT and Creative Computers, Inc. (1)
        10.18*   Directors' Non-Qualified Stock Option Plan, amended and
                 restated as of May 18, 1999 (7)
        10.22    Agreement dated August 1, 1995 between Creative Computers, Inc.
                 and Deutsche Financial Services (formerly known as ITT
                 Commercial Finance Corp.) (2)
        10.25    Industrial Lease Agreement between Corporate Estates, Inc. and
                 Creative Computers, Inc. dated September 15, 1995 for the premises located at 4515 E. Shelby Drive, Memphis, Tennessee, filed in connection with the Company's 10-Q for the quarter ended September 30, 1995 (4)
        10.28    Authorized Apple Dealer U.S. Sales Agreement dated August 29,
                 1996; Authorized Apple Catalog Reseller Sales Agreement dated
                 August 29, 1996; Dealer Apple Authorized Service Provider
                 Agreement dated August 29, 1996; Apple Corporate Alliance
                 Program Addendum to the Authorized Apple Dealer Sales Agreement dated August 29, 1996 (4)
        10.29    Amendment to Agreement for Wholesale Financing dated February
                 25, 1997 (4)
        10.31    Business Credit and Security Agreement dated October 14, 1997 between Deutsche Financial Services Corporation and Elek-Tek
                 Acquisition Corp. (3)
        10.32    Business Credit and Security Agreement dated October 14, 1997 between Deutsche Financial Services Corporation and Creative
                 Computers, Inc. (3)
        10.32(A) Amendment No. 3 to Business Credit and Security Agreement,
                 dated as of June 30, 2000, between Deutsche Financial Services
                 Corporation and IdeaMall, Inc. (12)
        10.35    Separation and Distribution Agreement by and between Creative
                 Computers, Inc. and uBid, Inc., dated as of December 7, 1998, as amended (7)

      10.37 (A)  Tax Indemnification and Allocation Agreement by and between
                 Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998, as amended (8)
      10.37 (B)  Amendment No. 1 to the Tax Indemnification and Allocation
                 Agreement by and among uBid, Creative Computers and CMGI, Inc., dated as of February 9, 2000 (10)
      10.38 Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of July 1, 1998 (6)
      10.39 Agreement Restricting Transfer of Assets and Letter Agreement dated as of September 23, 1998 by and between Deutsche Financial Services Corporation and Creative Computers, Inc. and uBid, Inc. (6)
      10.40 Assignment and License Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of November 30, 1998
                 (6)
      10.41 Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of December 1, 1999 (13)
      10.42* Employment Agreement dated July 22, 1999, between Creative Computers, Inc. and Scott Klein (9)
      10.43 Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and Subsidiaries
      10.44 Agreement for Wholesale Financing dated March 15, 2001 between Deutsche Financial Services Corporation and IdeaMall, Inc. and Subsidiaries
      21.1       Subsidiaries
      23.1       Consent of PricewaterhouseCoopers LLP

      (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
      (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (33-95416) declared effective on August 23, 1995.
      (3) Incorporated by reference to the Company's Form 8-K dated October 11, 1997, filed with the Commission on October 30, 1997
      (4) Incorporated by reference to the Company's 1996 Form 10-K, filed with the Commission on March 31, 1997.
      (5)        Intentionally omitted.
      (6) Incorporated by reference to the Registration Statement on Form S-1 of uBid, Inc. (File No. 333-58477), on file with the Commission.
      (7) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 16, 1999.
      (8) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 17, 1999.
      (9) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999.
      (10) Incorporated by reference to the Annual Report on 10-K of uBid, Inc. (Commission File No. 000-25119) for the year ended December 31, 1999.
      (11) Incorporated by reference to Annex A of the registrant's Definitive Proxy Statement filed with the Commission on April 24, 2000.
      (12) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000.
      (13) Incorporated by reference to the Company's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 1999, filed with the Commission on March 30, 2000.

     * The referenced exhibit is a compensatory contract, plan or arrangement.

       (b) Reports on Form 8-K.

           No reports on Form 8-K were filed during the fourth quarter of the period covered by this Report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on March 30, 2001.

                              IDEAMALL, INC.

                              By: /s/ FRANK F. KHULUSI
                                  ----------------------------------
                                  Frank F. Khulusi
                                  President and Chief Executive Officer


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

         Signature                  Title                         Date
         ---------                  -----                         ----
/s/ FRANK F. KHULUSI            Chairman of the Board of      March 30, 2001
- ------------------------------
Frank F. Khulusi                Directors, Chief Executive
                                Officer and President
                                (Principal Executive Officer)


/s/ THEODORE R. SANDERS         Chief Financial Officer       March 30, 2001
- ------------------------------
Theodore R. Sanders             (Principal Financial and
                                Accounting Officer)

/s/ SAM U. KHULUSI              Director                      March 30, 2001
- -----------------------------
Sam U. Khulusi

/s/ THOMAS MALOOF               Director                      March 30, 2001
- -----------------------------
Thomas Maloof

/s/ RONALD B. RECK              Director                      March 30, 2001
- -----------------------------
Ronald B. Reck

                                IDEAMALL, INC.

                                Exhibit Index

       Exhibit
       Number    Description
       -------   -----------

        3.1(A)   Certificate of Amendment of Certificate of Incorporation
        3.2      Amended and Restated Bylaws of the Company
       10.43     Loan and Security Agreement, dated March 7, 2001, between
                 Congress Financial Corporation and IdeaMall, Inc. and
                 Subsidiaries
       10.44     Agreement for Wholesale Financing dated March 15, 2001 between
                 Deutsche Financial Services Corporation and IdeaMall, Inc. and
                 Subsidiaries
       21.1      Subsidiaries
       23.1      Consent of PricewaterhouseCoopers LLP

                                 IDEAMALL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements and Supplementary Data
- -------------------------------------------

Report of Independent Accountants                                                                F-2

Consolidated Balance Sheet at December 31, 2000 and 1999                                         F-3

Consolidated Statement of Operations for the Years Ended December 31, 2000, 1999 and 1998        F-4

Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2000, 1999
 and 1998                                                                                        F-5

Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998        F-6

Notes to Consolidated Financial Statements                                                       F-7

Quarterly Financial Information (unaudited)                                                     F-18


Financial Statement Schedule
- ----------------------------
Schedule II - Valuation and Qualifying Accounts                                                 F-19

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IdeaMall, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IdeaMall, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of uBid, Inc., a former majority-owned subsidiary, for the year ended December 31, 1998, which statements reflect total revenues of $48,232,000 and net loss of $10,169,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for uBid, Inc. for the year ended December 31, 1998, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of revenue recognition in 2000.



/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
January 19, 2001, except as to the second paragraph of Note 3, which is as of March 7, 2001

                                 IDEAMALL, INC.
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                                             December 31,
                                                                  ----------------------------------
                                                                    2000                      1999
                                                                  --------                  --------
Assets
Current assets:
Cash and cash equivalents                                         $ 12,195                  $ 24,326
Accounts receivable, net of allowance for doubtful accounts of
  $1,162 and $1,483, respectively                                   54,970                    47,618
Inventories                                                         35,838                    39,359
Prepaid expenses and other current assets                            2,489                     2,962
Income tax refund receivable                                             -                       177
Notes receivable                                                         -                     3,331
Deferred income taxes                                                2,047                     2,047
                                                                  --------                  --------

  Total current assets                                             107,539                   119,820

Property and equipment, net                                         14,928                    14,569
Goodwill, net                                                       11,316                    11,836
Deferred income taxes                                                3,738                     3,738
Other assets                                                            45                        42
                                                                  --------                  --------

                                                                  $137,566                  $150,005
                                                                  ========                  ========
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
Accounts payable                                                  $ 59,294                  $ 86,609
Accrued expenses and other current liabilities                      12,963                    14,366
Deferred revenue                                                     7,204                         -
Line of credit                                                      17,315                         -
Capital leases - current portion                                       573                       142
Notes payable - current portion                                          6                         6
                                                                  --------                  --------

  Total current liabilities                                         97,355                   101,123

Capital leases                                                         562                       136
Notes payable                                                          141                       148
                                                                  --------                  --------

  Total liabilities                                                 98,058                   101,407
                                                                  --------                  --------

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
 authorized; none issued and outstanding                                 -                         -
Common stock, $.001 par value; 15,000,000 shares
 authorized; 10,433,866 and 10,404,069 shares issued                    11                        11
Additional paid-in capital                                          74,403                    74,337
Treasury stock, at cost: 15,000 shares                                 (91)                      (91)
Retained earnings (accumulated deficit)                            (34,815)                  (25,659)
                                                                  --------                  --------

  Total stockholders' equity                                        39,508                    48,598
                                                                  --------                  --------

                                                                  $137,566                  $150,005
                                                                  ========                  ========

          See accompanying notes to consolidated financial statements.

                                IDEAMALL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                                                             Year ended December 31,
                                                    ------------------------------------------
                                                      2000             1999             1998
                                                    --------         --------         --------
Net sales                                           $818,627         $730,181         $642,006
Cost of goods sold                                   730,794          650,630          568,309
Retail store closure inventory reserve                     -                -            3,679
                                                    --------         --------         --------
     Gross profit                                     87,833           79,551           70,018
Selling, general and administrative expenses          95,536           83,687           76,812
Expenses related to retail store closures                  -                -            6,773
                                                    --------         --------         --------
Income (loss) from operations                         (7,703)          (4,136)         (13,567)
Interest income (expense), net                          (917)             245             (291)
                                                    --------         --------         --------
Income (loss) before income taxes                     (8,620)          (3,891)         (13,858)
Income tax provision (benefit)                             -              812           (5,034)
                                                    --------         --------         --------
Income (loss) from continuing operations              (8,620)          (4,703)          (8,824)
Loss from discontinued operations,
     net of minority interest of $1,500
     and $1,198 in 1999 and 1998                           -           (6,240)          (8,971)
                                                    --------         --------         --------
Income (loss) before cumulative
     effect of change in accounting principle         (8,620)         (10,943)         (17,795)
Cumulative effect of change in accounting
     principle for revenue recognition                  (536)               -                -
                                                    --------         --------         --------
Net income (loss)                                   $ (9,156)        $(10,943)        $(17,795)
                                                    ========         ========         ========

Basic and diluted earnings (loss) per share
       Continuing operations                        $  (0.83)        $  (0.45)        $  (0.87)
       Discontinued operations                             -            (0.60)           (0.88)
       Cumulative effect of change
          in accounting principle                      (0.05)               -                -
                                                    --------         --------         --------
                                                    $  (0.88)        $  (1.05)        $  (1.75)
                                                    ========         ========         ========

Pro Forma amounts assuming the accounting change is applied retroactively (See Note 1)

     Income (loss) from continuing operations       $ (8,620)        $ (4,842)        $ (8,928)
                                                    ========         ========         ========
     Net income (loss)                              $ (8,620)        $(11,082)        $(17,898)
                                                    ========         ========         ========

     Basic and diluted earnings (loss) per share
       Income (loss) from continuing operations     $  (0.83)        $  (0.47)        $  (0.88)
                                                    ========         ========         ========
       Net income (loss)                            $  (0.83)        $  (1.07)        $  (1.76)
                                                    ========         ========         ========
Basic and diluted weighted average number of
       shares outstanding                             10,419           10,383           10,176
                                                    ========         ========         ========

          See accompanying notes to consolidated financial statements.

                                IDEAMALL, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)



                                        Common Stock    Additional  Retained
                                       --------------    Paid-in    Earnings   Treasury
                                       Shares   Amount   Capital   (Deficit)     Stock      Total
                                       ------   ------   --------  ---------   ---------    ------
Balance at December 31, 1997            10,105    $10    $56,772     $  3,079     $(91)    $ 59,770
   Capital contributed by minority
       stockholders of subsidiary                         18,943                             18,943
   uBid stock-based compensation                           5,267                              5,267
   Stock option exercises, including
       related income tax benefit          160             1,379                              1,379
Net loss                                                              (17,795)              (17,795)
                                       -------  -----    -------     --------     ----     --------
Balance at December 31, 1998            10,265     10     82,361      (14,716)     (91)      67,564
   Spin-off of uBid subsidiary                            (8,877)                            (8,877)
   Stock option exercises                  139      1        853                                854
   Net loss                                                           (10,943)              (10,943)
                                       -------  -----    -------     --------     ----     --------

Balance at December 31, 1999            10,404     11     74,337      (25,659)     (91)      48,598
   Stock option exercises                   30                66                                 66
   Net loss                                                            (9,156)               (9,156)
                                       -------  -----    -------     --------     ----     --------

Balance at December 31, 2000            10,434    $11    $74,403     $(34,815)    $(91)    $ 39,508
                                       =======  =====    =======     ========     ====     ========



         See accompanying notes to consolidated financial statements.

                                IDEAMALL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                          Year ended December 31,
                                  -------------------------------------
                                    2000          1999           1998
                                  --------      --------       --------
Cash flows from operating
 activities:
  Net income (loss)               $ (9,156)     $(10,943)      $(17,795)
                                  --------      --------       --------
  Adjustments to reconcile net
   income (loss) to net cash
     (used in) provided by
      operating activities:
  Provision (benefit) for
   deferred income taxes                 -           693         (5,017)
  Depreciation and amortization      6,001         4,961          3,882
  Loss on disposal of property,
   plant and equipment                   -             -          1,950
  Loss on impairment of goodwill         -             -          3,095
  Loss from discontinued
   operations                            -         6,240          8,971
  Changes in assets and
   liabilities, net of
   acquisitions
  and spin-off:
     Accounts receivable            (7,352)       (7,189)         2,017
     Inventories                     3,521         1,090          3,483
     Prepaid expenses and other
      current assets                   370          (471)        (2,561)
     Other assets                       (3)           96           (742)
     Accounts payable              (27,315)       24,480         16,171
     Accrued expenses and other
      current liabilities            5,801         2,504            (75)
     Income tax refund
      receivable                       177            13            279
                                  --------      --------       --------
  Total adjustments                (18,800)       32,417         31,453
                                  --------      --------       --------
Net cash (used in) provided by
 operating activities              (27,956)       21,474         13,658
                                  --------      --------       --------
Cash flows from investing
 activities:
  Collection of notes receivable     3,331             -              -
  Acquisition of property,
   plant and equipment              (4,425)       (4,185)        (3,209)
  Advances to uBid                       -             -         (2,661)
                                  --------      --------       --------

Net cash used in investing
 activities                         (1,094)       (4,185)        (5,870)
                                  --------      --------       --------
Cash flows from financing
 activities:
  Net borrowings (payments)
   under line of credit             17,315             -         (9,956)
  Payments under notes payable          (7)           (7)          (210)
  Principal payments of
   obligations under capital
   leases                             (455)         (252)          (233)
  Proceeds from stock issued
   under stock option plans             66           854          1,035
                                  --------      --------       --------

Net cash provided by (used in)
 financing activities               16,919           595         (9,364)
                                  --------      --------       --------
Net increase (decrease) in cash
 and cash equivalents              (12,131)       17,884         (1,576)
Cash and cash equivalents:
Beginning of year                   24,326         6,442          8,018
                                  --------      --------       --------
End of year                       $ 12,195      $ 24,326       $  6,442
                                  ========      ========       ========

         See accompanying notes to consolidated financial statements.

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

1.   Summary of Significant Accounting Policies

Description of Company

   IdeaMall, Inc., formerly Creative Computers, Inc., (the "Company"), founded in 1987, is a direct marketer of personal computer hardware, software and peripheral products, as well as consumer electronics. The Company offers products to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound telemarketing sales executives, a direct sales force, a retail showroom and multiple Internet web sites. The Company offers a broad selection of products through its distinctive, full-color catalogs, MacMall, PC Mall, MacMall Software Buyers Guide and eCOST.com, the Company's worldwide web sites on the Internet, and other promotional materials.

   In September 1997, the Company formed a wholly owned subsidiary, uBid, Inc. ("uBid") to sell computer-related products and consumer electronics through an auction format on the Internet. In December 1998, uBid completed an initial public offering of 1,817,000 shares of its common stock. On June 7, 1999, the Company divested its ownership in uBid by means of a tax-free distribution of all of its remaining 7.3 million shares of uBid common stock to the Company's shareholders of record as of May 24, 1999. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," uBid's revenues and expenses have been excluded from the Company's consolidated revenues and expenses from continuing operations. The Company's share of uBid's operating results, net of taxes, for the periods presented have been reported as a separate line item on the Company's consolidated statement of operations under the caption "Loss from discontinued operations." The Company's consolidated balance sheet and consolidated statement of cash flows have also been restated for all periods presented to reflect the divestiture of uBid. uBid's revenues were $48,232 for the year ended December 31, 1998, and $64,784 for the period ended June 7, 1999.

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

Revenue Recognition

   Net sales include product sales, net of returns and allowances, and gross outbound shipping and handling charges. The Company recognizes revenue from product sales, net of discounts, coupon redemption and estimated sales returns, when title to products sold has transferred to the customer. The Company considers this to occur upon receipt of products by the customer. The Company provides an allowance for sales returns, which is based on historical experience. For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although some of these risks are mitigated through arrangements with the Company's shippers and suppliers.

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

   In the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires the Company to defer, in certain situations, sales revenue until goods have been received by the customer and risk of loss has been passed. The adjustment resulted from the change in timing of revenue recognition from the point of shipment to the point of delivery of product to the customer. The adoption of SAB 101 resulted in a cumulative effect of a change in accounting principle of $536, retroactively applied to January 1, 2000. The financial effect of adoption on revenue for the year ended December 31, 2000 is immaterial. The pro forma amounts shown in the consolidated statement of operations present the effect of retroactive application of SAB 101.

Outbound Shipping Costs

   Outbound shipping costs incurred to deliver products to customers are included in cost of goods sold.

Cash Equivalents

   All highly liquid investments with initial maturities of three months or less are considered cash equivalents.

Concentration of Credit Risk

   Accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. At December 31, 1999, receivables from one large customer were $6.0 million. No customer accounted for more than 10% of trade accounts receivable at December 31, 2000.

Inventories

   Inventories consist primarily of finished goods, and are stated at cost (determined under the first-in, first-out cost method) or market, whichever is lower. At December 31, 2000 and 1999, the Company had reserves of $1,107 and $2,331, respectively, for demonstration inventory, lower of cost or market pricing and potential excess and obsolete inventory.

Deferred Advertising Revenue and Costs

   The Company produces and circulates catalogs at various dates throughout the year. The Company receives market development funds and cooperative (co-op) advertising funds from vendors included in each catalog. These funds are recognized based on sales generated over the life of the catalog, which approximates eight weeks. The costs of developing and circulating each catalog are deferred and charged to advertising expense in the same time period as the co-op funds based on sales over the life of the catalog. Deferred advertising revenue is included in accrued expenses and other current liabilities. Advertising expense, net of advertising revenue earned, included in selling, general and administrative expenses, was $13,355, $7,325 and $4,157 in 2000, 1999, and 1998, respectively. Deferred advertising costs were $1,784 and $2,051 at December 31, 2000 and 1999, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet.

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

Property and Equipment

   Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated using straight-line methods over the estimated useful lives of the assets, as follows:

     Furniture and fixtures               5 - 7 years
     Leasehold improvements               Life of lease--not to exceed 15 years
     Computers, machinery and equipment   3 - 7 years
     Building                             31.5 years

Disclosures About Fair Value of Financial Instruments

   The carrying amount of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value because of the short-term maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value based upon the current rates offered to the Company for obligations of similar terms and remaining maturities.

Goodwill

   Goodwill, resulting from acquisitions, is amortized using the straight-line method over periods not exceeding twenty-five years and is subject to periodic review for impairment. Accumulated amortization at December 31, 2000 and 1999 was $1,606 and $1,086, respectively. Amortization expense totaled $520, $482 and $514 in 2000, 1999 and 1998, respectively. During 1998, in conjunction with the store closures, the Company determined that goodwill related to acquired retail stores was impaired and, accordingly, the Company recorded a write-off of $3,095.

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

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

   The composition of Basic and Diluted EPS is as follows:

                                                                2000           1999           1998
                                                            -----------    -----------    -----------
  Income (loss) from continuing operations                  $    (8,620)   $    (4,703)   $    (8,824)
  Loss from discontinued operations                                   -         (6,240)        (8,971)
  Cumulative effect of change in
   accounting principle for revenue recognition                    (536)             -              -
                                                            -----------    -----------    -----------
    Net income (loss)                                       $    (9,156)   $   (10,943)   $   (17,795)
                                                            ===========    ===========    ===========

  Weighted average shares - Basic                            10,418,558     10,383,052     10,175,864
  Effect of dilutive stock options
    and warrants (a)                                                  -              -              -
                                                            -----------    -----------    -----------
  Weighted average shares - Diluted                          10,418,558     10,383,052    110,175,864
                                                            ===========    ===========    ===========

  Basic and diluted earnings (loss) per share
     Continuing operations                                  $     (0.83)   $     (0.45)   $     (0.87)
     Discontinued operations                                          -          (0.60)         (0.88)
     Cumulative effect of change in
       accounting principle                                       (0.05)             -              -
                                                            -----------    -----------    -----------
     Net income (loss)                                      $     (0.88)   $     (1.05)   $     (1.75)
                                                            ===========    ===========    ===========

(a) Potential common shares of 168,133, 339,609 and 232,700 for 2000, 1999 and 1998, respectively, have been excluded from the earnings (loss) of per share computations because the effect of their inclusion would be anti-dilutive.

Accounting for Stock-Based Compensation

   The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), have been included in Note 7.

Reclassifications

   Certain reclassifications have been made to the 1998 and 1999 financial statement amounts to conform to the 2000 presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The Company does not believe that the new standard will have any impact on the Company's consolidated financial statements, as the Company holds no derivatives.

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

2.  Property and Equipment

    Property and equipment consist of the following as of December 31:

                                                     2000         1999
                                                   --------     --------
Furniture and fixtures                             $  2,819     $  2,216
Leasehold improvements                                3,071        3,181
Computers, machinery and equipment                   23,066       18,507
Building                                              3,512        2,827
Land                                                  1,446        1,446
                                                   --------     --------
                                                     33,914       28,177
Less: Accumulated depreciation and amortization     (18,986)     (13,608)
                                                   --------     --------
                                                   $ 14,928     $ 14,569
                                                   ========     ========

Depreciation expense in 2000, 1999 and 1998 totaled $5,378, $4,415 and $3,307, respectively.

3.  Line of Credit

   During 2000 and the first quarter of 2001, the Company had a $40 million credit facility with a commercial finance companyFinancial Printing GroupFinancial Printing GroupDuring 2000 and the first quarter of 2001, the Company had a $40 million credit facility with a commercial finance company. Part of the credit facility functioned in lieu of a vendor trade payable for inventory purchases, was included in accounts payable, and did not bear interest if paid within terms specific to each vendor. Part of the credit facility functioned as a working capital line of credit secured by inventory and accounts receivable, and bore interest at prime (9.5% and 8.5% per annum at December 31, 2000 and 1999, respectively). As of December 31, 2000, the Company had $6.7 million in borrowings under the credit facility included in accounts payable and $17.3 million of working capital advances outstanding, which was used to finance inventory purchases, receivables, and its start-up subsidiaries. At December 31, 2000, the Company had $16.0 million available for working capital advances and floorplan inventory financing. The overall credit facility was secured by substantially all of the Company's assets. The credit facility had certain covenants requiring a minimum tangible net worth and limitations on future losses and leverage. As of December 31, 2000, the Company was in compliance with all credit facility covenants.

   In March 2001, the Company replaced its existing $40 million credit facility with a new $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "New Line of Credit"). The New Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option. The New Line of Credit is secured by substantially all of the Company's assets. The New Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million. In addition, in March 2001, the Company entered into a new $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "New Flooring Facility"). The New Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the New Line of Credit in the amount outstanding under the New Flooring Facility from time to time. The amount of the Letter of Credit is applied against the credit limit under the New Line of Credit.

   At December 31, 2000 and 1999, the Company had cash and short-term investments of $12.2 million and $24.3 million, respectively, and working capital of $10.2 million and $18.7 million, respectively. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2001. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

4.  Income Taxes

   The provision (benefit) for income taxes consists of the following for the years ended December 31:

                          2000             1999           1998
                        --------         --------       --------
Current
 Federal                 $      -       $   106          $  (100)
 State                          -            13               83
                         --------      --------         --------
                                -           119              (17)
                         --------      --------         --------
Deferred
 Federal                        -           620           (4,584)
 State                                       73             (433)
                         --------      --------         --------
                                -           693           (5,017)
                         --------      --------         --------
                         $      -       $   812          $(5,034)
                         ========      ========         ========

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

    The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

                                       2000     1999     1998
                                      ------   ------   ------
Expected taxes at federal
 statutory tax rate                    (34.0)% (34.0)%  (34.0)%
State income taxes, net of federal
 income tax benefit                        -    (2.9)%   (1.5)%
Change in valuation allowance           34.0    53.7%      --
Other                                      -     4.0%    (0.8)%
                                      ------   ------   ------
                                           -    20.8%   (36.3)%
                                      ======  ======   ======

    The significant components of deferred tax assets and liabilities are as follows at December 31:


                                            2000      1999
                                          -------   -------
    Accounts receivable                   $   465   $   638
    Inventories                               219       356
    Property, plant and equipment             379      (162)
    Amortization                             (539)     (462)
    Accrued expenses and reserves             755       621
    Tax credits and loss carryforwards     11,016     8,171
    Other                                       -         3
    Less:  Valuation allowance             (6,510)   (3,380)
                                          -------   -------
    Net deferred tax assets               $ 5,785   $ 5,785
                                          =======   =======

    At December 31, 2000, the Company had federal net operating loss carryforwards of $29,896, which expire at the end of 2018. At December 31, 2000, the Company had various state net operating loss carryforwards ranging in amounts from $150 to $6,766, which begin to expire at the end of 2003.

5.  Commitments and Contingencies

Leases

   The Company leases office and warehouse space and equipment under various operating and capital leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

   Minimum annual rentals under non-cancelable leases at December 31, 2000 were as follows:

                                                 Capitalized  Operating
                                                   Leases      Leases
                                                 -----------  ---------
     2001                                             $  661     $2,542
     2002                                                507      1,924
     2003                                                149        283
     2004                                                  -        207
     2005                                                  -         13
     Thereafter                                            -          -
                                                      ------     ------
     Total minimum lease payments                     $1,317     $4,969
                                                                 ======
     Less amount representing interest                   182
                                                      ------     ------
     Present value of minimum lease payments,
       including current maturity of $573             $1,135
                                                      ======

   In 2000, 1999 and 1998 rent expense included in selling, general and administrative costs was $3,969, $3,206 and $2,486, respectively. Some of the leases contain renewal options and escalation clauses and require the Company to pay taxes, insurance and maintenance costs.

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

Treasury Stock

   In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. As of December 31, 2000, the Company has repurchased 15,000 shares.

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

7.  Employee Benefits

401(k) Savings Plan

   Effective January 1, 1994, the Company adopted a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan's eligibility requirements. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). In December 1995, the Company amended the Plan to make a 25% matching contribution for amounts that do not exceed 4% of the participants' annual compensation. During 2000, 1999 and 1998, the Company incurred $154, $142 and $87, respectively, of expenses related to the 401(k) matching component of this plan.

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

   In May 2000, the Board of Directors and stockholders of the Company approved amendments to the 1994 Plan which (i) increased the number of shares authorized to be issued under the Plan from 1,950,000 shares to 2,950,000 shares, (ii) added an "evergreen provision" the effect of which automatically increases the number of shares of the Company's Common Stock available for issuance under the Plan as of January 1 of each year by three percent (3%) of the Company's outstanding Common Stock as of December 31 of the immediately preceding fiscal year, (iii) added non-employee directors as persons eligible to receive options and other stock-based awards under the Plan, and (iv) added certain provisions to the Plan to ensure that options may qualify as performance-based compensation under Section 162(m) of the Code.

   As of December 31, 2000, a total of 995,779 shares of authorized but unissued shares are available for future grants as of December 31, 2000. All options granted through December 31, 2000 have been Nonstatutory Stock Options.

   The 1994 Plan is administered by the Compensation and Stock Option Committee of the Board of Directors. Subject to the provisions of the 1994 Plan, the Committee has the authority to select the employees and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which must be at least 100%, with respect to Incentive Stock Options, and at least 85%, with respect to Nonstatutory Stock Options, of the fair market value of the common stock as of the date of grant, and (iv) the duration of the option (which may not exceed ten years). All options generally vest annually over four to five years, and are nontransferable other than by will or by the laws of descent and distribution.

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

1995 Director Stock Option Plan

     The Company adopted the Directors' Non-Qualified Stock Option Plan (the "Director Plan") in 1995 under which each non-employee director of the Company ("Non-Employee Director") receives a non-qualified option to purchase 5,000 shares of Common Stock upon his or her first election or appointment to the Board of Directors, as well as subsequent grants each year after the annual meeting of the Company's stockholders. In 1999, the Company increased the total number of shares reserved for issuance under the Director Plan to 100,000 from 50,000. However, in May 2000, the Company's Board of Directors and shareholders voted to terminate the Director Plan such that no further grants would be made thereunder, and further provided that Non-Employee Directors are persons eligible to receive future options and other stock-based awards under the 1994 Employee Stock Option Plan.

   The following table summarizes stock option activity:

                                                                    Weighted
                                                                     Average
                                                   Number         Exercise Price
                                                 ----------      ----------------
   Outstanding at December 31, 1997                 854,177         $6.80
        Granted                                     500,100          8.43
        Canceled                                   (290,893)         8.04
        Exercised                                  (159,031)         6.26
                                                 ----------

   Outstanding at December 31, 1998                 904,353          7.34
     Granted                                      1,758,048          5.04
        Canceled                                 (1,014,907)         7.72
        Exercised                                  (139,029)         6.15
                                                 ----------

   Outstanding at December 31, 1999               1,508,465          4.54
        Granted                                     511,150          5.52
        Canceled                                   (369,223)         5.58
        Exercised                                   (29,797)         2.22
                                                 ----------

   Outstanding at December 31, 2000               1,620,595          4.67
                                                 ==========

   Of the options outstanding at December 31, 2000, 1999 and 1998, options to purchase 599,000, 361,632 and 306,483 shares were exercisable at weighted average prices of $3.24, $1.88 and $6.41 per share, respectively. The following table summarizes information concerning currently outstanding and exercisable stock options:


                                                                                         Options exercisable at
                                     Options Outstanding at December 31, 2000              December 31, 2000
                                   ---------------------------------------------       ----------------------------
                                                     Weighted         Weighted                         Weighted
                                                      Average         Average                           Average
           Range of                   Number         Remaining        Exercise            Number       Exercise
       Exercise Prices             Outstanding   Contractual Life      Price           Exercisable      Price
     -------------------         -------------- ------------------  ------------     --------------  --------------
          $0.59-$2.82                 560,207           6.45            $1.79            418,660         $1.79
          $2.83-$6.88                 722,400           8.97            $5.53            111,400         $6.12
          $7.00-$12.31                337,988           8.64            $7.59             68,940         $7.41
                                 ------------                                         ----------
                                    1,620,595                                            599,000
                                 ============                                         ==========

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

FAS 123 Pro Forma Information

  The Company accounts for its stock option plans under APB Opinion No. 25. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts in the following table.

                                                       2000      1999       1998
                                                    ---------  ---------  ---------
       Net income (loss)              As Reported   $ (9,156)  $(10,943)  $(17,795)
                                      Pro Forma     $(10,818)  $(12,943)  $(18,097)

       Basic and diluted net
            income (loss) per share   As Reported   $  (0.88)  $  (1.05)  $  (1.75)
                                      Pro Forma     $  (1.04)  $  (1.25)  $  (1.78)

   The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       2000           1999          1998
                                    ----------     ----------    ----------
       Risk free interest rates       6.22%          6.10%         4.89%
       Expected dividend yield        none           none          none
       Expected lives               7 yrs.         7 yrs.        7 yrs.
       Expected volatility           112.0%         124.0%        100.0%

   The weighted average grant date fair values of options granted under the Plans during 2000, 1999 and 1998 were $4.91, $7.41 and $7.11, respectively.

1999 eCOST.com Employee Stock Option Plan

   The Company adopted the eCOST.com Employee Stock Option Plan in 1999. During 1999 and 2000, options to purchase 537,000 and 598,000 shares, respectively, of eCOST.com common stock were granted at a weighted average exercise price of $0.20 and $2.59. Options generally vest annually over four to five years, and are nontransferable other than by will or by the laws of descent and distribution. As of December 31, 2000, options to purchase 1,023,000 eCOST.com shares were outstanding at a weighted average exercise price of $1.60.

8.  Supplemental Disclosures of Cash Flow Information

                                                       2000     1999     1998
                                                     ------    -----    -----
  Cash paid during the year ending December 31:
         Interest                                    $1,035    $ 407    $ 851
         Income taxes                                $    0    $  12    $ 281
  Non-cash investing and financing activities:
      Equipment acquired under capital lease
          obligations                                $1,311    $ 409       --

                                IDEAMALL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

9.   Retail Store Closures

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

10.  Segment Information

   The Company operates in three reportable business segments: 1) a direct marketer of personal computers, hardware, software, peripheral products and consumer electronics under the PCMall, MacMall, and CCIT brands, collectively referred to as the "Core Business"; 2) a multi-category Internet retailer under the eCOST.com brand, and 3) a portal for Linux-based products and services provided under the eLinux brand.

   Summarized segment information for continuing operations for the years ended December 31, 2000 and 1999 is as follows:

Year Ended December 31, 2000         Core Business        eCOST.com           eLinux          Consolidated
- ----------------------------         -------------        ----------          -------         ------------
Net sales                                $702,448          $109,965            $ 6,214           $818,627
Gross profit                               82,006             5,161                666             87,833
Operating income (loss)                     4,529            (9,441)            (2,791)            (7,703)

Year Ended December 31, 1999         Core Business        eCOST.com            eLinux          Consolidated
- ---------------------------          -------------        ---------            -------         ------------
Net sales                                $693,391          $ 36,790            $     -           $730,181
Gross profit                               79,290               261                  -             79,551
Operating income (loss)                     2,047            (6,183)                 -             (4,136)

   Segment information is not provided for eCOST.com for the year ended December 31, 1998, as the Company did not operate in the Multi-Category Internet segment until the formation of eCOST.com in April 1999.

   Segment information for eLinux is not presented for the year ended December 31, 1999 and December 31, 1998, as the Company did not operate that segment until its formation in January 2000.

   The Company no longer operates in the Internet Auction segment as a result of the spin-off of uBid, Inc. in 1999.

                                 IDEAMALL, INC.
                        QUARTERLY FINANCIAL INFORMATION
                                  (unaudited)
                     (in thousands, except per share data)

                                                                              2000
                             -------------------------------------------------------------------------------------------------------
                                 1st Quarter                   2nd Quarter                  3rd Quarter            4th Quarter
                                 -----------                   -----------                  -----------            -----------
                               As previously       As         As previously     As         As previously      As               As
                                 reported      restated(2)      reported     restated(2)     reported      restated(2)      reported
Net Sales                         $238,457       $237,137      $194,725        $195,892      $188,306       $187,187        $198,411
Gross Profit                        23,004         22,897        21,003          21,197        21,343         21,330          22,409
Income (loss) from                  (6,847)        (6,935)       (3,530)         (3,370)         (704)          (714)          2,399
   continuing operations
Cumulative effect of change
   in accounting principle               -           (536)            -               -             -              -               -
                                  --------       --------      --------        --------      --------       --------        --------
Net income (loss)                 $ (6,847)      $ (7,471)     $ (3,530)       $ (3,370)     $   (704)      $   (714)       $  2,399
                                  ========       ========      ========        ========      ========       ========        ========
Basic and diluted earnings
   (loss) per share               $  (0.66)      $  (0.67)     $  (0.34)       $  (0.32)     $  (0.07)      $  (0.07)       $   0.23
                                  ========       ========      ========        ========      ========       ========        ========


                                                      1999
                           ----------------------------------------------------------
                           1st Quarter    2nd Quarter    3rd Quarter   4th Quarter (3)
                           ------------  -------------  -------------  ---------------
Net Sales                    $ 176,289       $161,535       $172,377         $221,754
Gross Profit                    20,037         18,982         18,215           22,317
Income (loss) from
  continuing operations            388           (277)        (2,533)          (2,281)
Loss from discontinued
  Operations (1)                (2,685)        (3,555)             -                -
                             ---------       --------      ---------        ---------
Net income (loss)               (2,297)        (3,832)        (2,533)          (2,281)
                             =========       ========      =========        =========

Basic and diluted earnings
 (loss) per share            $   (0.22)      $  (0.37)      $  (0.24)        $  (0.22)
                             =========       ========      =========        =========

(1) See Note 1 to the consolidated financial statements for a discussion of the uBid spin-off.
(2) During the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements.
     Effective January 1, 2000, the Company recorded the cumulative effect of the accounting change and, accordingly, the quarterly information for the first three quarters of 2000, which had been previously reported, has been restated.
(3) Had the new method of revenue recognition under SAB 101 been used in prior years, the change in net loss for the fourth quarter of 1999 would have been immaterial.

                                  SCHEDULE II

                                 IDEAMALL, INC.

                       Valuation and Qualifying Accounts
              For the years ended December 31, 1998, 1999 and 2000
                                 (in thousands)

                                                   Balance at     Additions      Deduction         Balance
                                                    Beginning     Charged to        from           at End
                                                     of Year      Operations       Reserves        of Year
                                                  ------------   ------------    ------------   ------------
Allowance for doubtful accounts for the year
 ended:
      December 31, 1998                                 $2,859        $ 3,927       $ (3,110)         $3,676
      December 31, 1999                                  3,676          3,206         (5,399)          1,483
      December 31, 2000                                  1,483          2,341         (2,662)          1,162
Reserve for inventory for the year ended:
      December 31, 1998                                  5,364          6,172         (6,796)          4,740
      December 31, 1999                                  4,740          2,019         (4,428)          2,331
      December 31, 2000                                  2,331          2,478         (3,702)          1,107
Restructuring reserve for the year ended:
      December 31, 1998                                      -         10,452        (10,452)              -
Deferred tax asset valuation allowance for the
 year ended:
      December 31, 1999                                      -          3,380              -           3,380
      December 31, 2000                                  3,380          3,130              -           6,510