Form 10-K/A
period 2000-12-31
IDEAMALL INC
filed 2001-04-30
CIK 937941

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


                              Title of each class


                         Common Stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 30, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $8,461,589. The number of shares outstanding of the Registrant's Common Stock as of March 30, 2001 was 10,433,866.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the Company's executive officers is set forth in Part I of its annual Report on Form 10-K under the heading "Executive Officers."

                                   DIRECTORS

   The names of the directors, their ages as of March 30, 2000, and certain other information about them are set forth below:

                                                                                  Director
                 Name                Age                 Position                   Since
                 ----                ---                 --------                 --------
          Frank F. Khulusi............34   Chairman of the Board, President and      1987
                                           Chief Executive Officer
          Sam U. Khulusi(1)...........45   Director                                  1987
          Thomas A. Maloof(1)(2)......49   Director                                  1998
          Ronald B. Reck(2)...........52   Director                                  1999

---------------

(1)  Member of Compensation Committee
(2)  Member of Audit Committee

     Frank F. Khulusi is a co-founder of the Company (and its predecessor) and has served as Chairman of the Board and Chief Executive Officer of the Company since the Company's inception in 1987. Mr. Khulusi served as President of the Company from the Company's inception in 1987 until July 1999, and resumed the office of President in March 2001. Mr. Khulusi is also the Chairman of eCOST.com and eLinux, both subsidiaries of the Company. He is the brother of Sam U. Khulusi. From July 1999 to September 1999, Mr. Khulusi served as President of Toytime, Inc., an online retailer of toys. In July 2000, a petition for involuntary bankruptcy was filed against Toytime under Chapter 11 of the United States Bankruptcy Code, which was dismissed by a federal bankruptcy court in November 2000.

     Sam U. Khulusi is a co-founder of the Company and served as Executive Vice President and Chief Operating Officer of the Company from October 1994 until February 1996. From 1987 until October 1994, Mr. Khulusi served as Chief Financial Officer of the Company. Mr. Khulusi currently is the Chairman and Chief Executive Officer of Vibex Software, an Internet software company. Mr. Khulusi is also a director of ERUCES, Inc., a provider of data protection and security solutions. He is the brother of Frank F. Khulusi.

     Thomas A. Maloof has served as a director of the Company since May 1998. Since January 2001, Mr. Maloof has served as the Chief Financial Officer of HMC, Inc., a hospitality company. From February 1998 to November 2000, Mr. Maloof served as President of Perinatal Practice Management, Inc. From September 1997 until February 1998, Mr. Maloof served as Chief Financial Officer of Prospect Medical Holdings. From January 1995 until September 1997, Mr. Maloof was the Chief Executive Officer of Prime Health of Southern California.

     Ronald B. Reck has served as a director of the Company since April 1999. Mr. Reck was employed by Applebee's International, from 1987 to 1997, serving most recently as Executive Vice President and Chief Administrative Officer. Since 1998 Mr. Reck has served as President and Chief Executive Officer of Joron Properties, LLC, a real estate company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. Such officers, directors and ten percent stockholders are also required by the Commission's rules to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders were complied with, except that Scott Klein filed a late Form 4 with respect to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executives

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the other three executive officers whose compensation exceeded $100,000 during the 2000 fiscal year.

                          Summary Compensation Table


                                                                      Long Term
                                                                    Compensation
                                          Annual Compensation           Awards
                                  -------------------------------   -------------     All Other
                                   Fiscal      Salary     Bonus         Options     Compensation
 Name and Principal Position        Year        ($)        ($)           (#)(1)        ($)(2)
 ---------------------------      -------    ----------  --------   --------------  ------------
Frank F. Khulusi...............     2000       400,000         --           --          2,438
  Chairman, President and           1999       400,000         --       50,000          2,531
  Chief Executive Officer           1998       400,000         --           --          2,438

Theodore R. Sanders(3).........     2000       207,382     46,833           --(4)      10,884(5)
  Chief Financial Officer           1999       171,732     27,500       13,000         10,425(6)
                                    1998       147,692     36,225       50,000             --

Scott W. Klein(7)..............     2000       309,150     46,052           --         67,682(8)
  Former President                  1999       207,403     25,000      325,000(9)      82,358(10)

Daniel J. DeVries..............     2000       248,904     29,642           --         10,594(11)
  Executive Vice President,         1999       225,000     18,000       35,000(12)     10,768(13)
  Sales and Marketing               1998       207,221         --       30,000          1,972

_______________
(1) Excludes options acquired as a result of the spin-off of uBid, in which all options to purchase the Company's common stock were converted into options to purchase both shares of the Company's common stock and uBid common stock.

(2) Unless otherwise specified, the number constitutes Company matching contributions under its 401(k) plan.

(3) Mr. Sanders joined the Company in May 1997 and was promoted to Chief Financial Officer in September 1998.

(4) Does not include options to purchase an aggregate of 40,000 shares of eCOST.com granted to Mr. Sanders in 2000.

(5) Represents automobile allowance of $9,730 and 401(k) matching contributions of $1,154.

(6)  Represents automobile allowance.

(7) Mr. Klein joined the Company in May 1999, was promoted to President in July 1999, and resigned in March 2001.

(8) Represents automobile allowance of $3,940, relocation payments of $61,242 and 401(k) matching contributions of $2,500.

(9) Does not include options to purchase an aggregate of 150,000 shares of eCOST.com granted to Mr. Klein in 1999.

(10) Represents automobile allowance of $16,420 and relocation payments of $65,938.

(11) Represents automobile allowance of $8,418 and 401(k) matching contributions of $2,176.

(12) Does not include options to purchase an aggregate of 100,000 shares of eCOST.com granted to Mr. DeVries in 1999.

(13) Represents automobile allowance of $8,618 and 401(k) matching contributions of $2,150.

Option Grants in Last Fiscal Year

     There were no grants to purchase the Company's common stock to named executive officers during fiscal 2000.

     The following table provides information on options to purchase shares of eCOST.com, a subsidiary of the Company, during the 2000 fiscal year to the following named executive officers:

                                       Individual Grants                Potential Realizable
                      -----------------------------------------------     Option Value at
                       Number of  Percent of                            Assumed Annual Rate
                      Securities    Total                                 of Stock Price
                      Underlying   Options                               Appreciation for
                        Options    Granted    Exercise or                  Option Term
                        Granted   in Fiscal   Base Price   Expiration   --------------------
       Name             (#)(1)     Year(2)      ($/sh)        Date         5%         10%
      ------          ----------  ----------  -----------  ----------   --------------------
Theodore R. Sanders..   40,000      6.7%         1.00       6/11/09       $25,156    $63,750

---------------

(1) The options vest at a rate of 25% per year beginning on the first anniversary of the date of grant. Upon the occurrence of certain events resulting in a change of control of eCOST.com or certain major corporate transactions, the options become fully vested and exercisable, subject to certain exceptions and limitations.

(2) The Company granted options to purchase an aggregate of 598,000 shares of eCOST.com common stock in fiscal 2000.

(3) The potential realizable values assume that the fair market value of the eCOST.com common stock on the date of grant will appreciate at the indicated rate compounded annually for the entire ten-year term of the option and that the option is exercised and sold on the last day of its term. The 5% and 10% assumed annual rates of appreciation are mandated by the Securities and Exchange Commission and do not reflect estimates or projections of future growth of eCOST.com common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
Option Values

     The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, certain information regarding the year-end value of unexercised options. None of the named executives exercised options during the 2000 fiscal year.

                         Number of Securities
                        Underlying Unexercised         Value of Unexercised
                          Options at End of          In-the-Money Options at
                           Fiscal 2000 (#)           End of Fiscal 2000($)(1)
                      --------------------------    --------------------------
      Name            Exercisable  Unexercisable    Exercisable  Unexercisable
     ------           -----------  -------------    -----------  -------------
Frank F. Khulusi.....   112,500        37,500            --           --
Theodore R. Sanders..    35,050        43,750            --           --
Scott W. Klein.......    65,000       260,000            --           --
Daniel J. DeVries....   139,550        54,250            --           --

---------------

(1) Value based on the closing price of the Company's Common Stock as reported on the Nasdaq National Market on December 29, 2000, which was $1.125, less the exercise price, times the number of shares issuable pursuant to such options.

     The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, certain information with respect to the value of unexercised options to purchase shares of eCOST.com as of December 31, 2000. No options to purchase eCOST.com common stock were exercised by the named executive officers during the 2000 fiscal year.


                        Number of Securities           Value of Unexercised
                       Underlying Unexercised          In-the-Money Options
                         Options at End of              at End of Fiscal
                          Fiscal 2000 (#)                  2000($)(1)
                     --------------------------    --------------------------
       Name          Exercisable  Unexercisable    Exercisable  Unexercisable
      ------         -----------  -------------    -----------  -------------
Theodore R. Sanders.   10,000        30,000               --            --
Scott W. Klein......   30,000       120,000          $24,000       $96,000
Daniel J. DeVries...   40,000        60,000          $32,000       $48,000

---------------

(1) There was no public trading market for the common stock of eCOST.com as of December 31, 2000. Accordingly, the value of unexercised in-the-money options listed in the table has been calculated on the basis of $1.00 per share, which was the assumed fair value of the eCOST.com common stock at December 31, 2000, less the applicable exercise price per share, multiplied by the number of shares underlying such options.

Compensation of Directors

     During fiscal year 2000, the Company compensated directors who were not employed by the Company or its affiliates $5,000 per meeting attended, and $1,000 per telephone meeting, plus expenses for services as a director. During 2000, the Company paid Tom Maloof $7,750 in consulting fees in connection with his work on cost controls. Directors of the Company are eligible to participate in the Company's 1994 Stock Incentive Plan. During 2000, the Company granted 20,000 shares to each of Sam U. Khulusi, Thomas A. Maloof, and Ronald B. Reck under the Company's 1994 Stock Incentive Plan. The options were granted at $5.00 per share (which was the fair market value as of the date of grant), vest 25% per year over a 4-year period, and expire 10 years from the date of grant. During 2001, the Board amended the Director compensation plan for fiscal 2001 to include a $16,000 retainer, $2,500 for each board meeting and $1,000 for each committee meeting.

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

     The Company entered into an employment agreement with Scott Klein on July 22, 1999. Pursuant to this agreement, Mr. Klein received an annual base of $309,150, a discretionary bonus, and a one-time grant of options to purchase 325,000 shares of Common Stock under the 1994 Stock Incentive Plan. Mr. Klein resigned in March 2001. Under the terms of his resignation agreement, Mr. Klein will remain a consultant to the company for a period of time following his resignation, and receive compensation equal to his monthly salary plus benefits for each month he remains a consultant.

Compensation Committee Report on Executive Compensation

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K/A, in whole or in part, the following report and the Stock Performance Graph which follows shall not be deemed to be incorporated by reference into any such filings.

     The Compensation Committee reviews with management cash and other compensation policies for employees, makes recommendations to the Board of Directors regarding compensation matters and determines the compensation for the Chief Executive Officer. In addition, the Compensation Committee administers the Company's stock option plans and, within the terms of the respective stock option plan, determines the terms and conditions of issuances thereunder. The compensation of the executive officers of the Company, except for the compensation of the Chief Executive Officer, is set and approved by the Compensation Committee of the Board of Directors based on the recommendation of the Chief Executive Officer.

Compensation Policies

     The Compensation Committee's executive compensation policies are designed to provide levels of compensation that integrate pay with the Company's objectives and goals, reward above-average corporate performance, recognize individual initiative and achievements and assist the Company in attracting and retaining qualified executives. Executive compensation is set at levels that the Compensation Committee believes to be adequate to recruit, retain and motivate key employees.

     There are three primary elements in the Company's executive compensation program:

     . Base salary

     . Bonus

     . Stock options

     Individual base salaries are established based on an executive officer's experience, historical contribution and future importance to the Company and other subjective factors, without assigning a specific weight to individual factors.

     Bonuses are paid pursuant to executive bonus plans. Bonus awards are set based on various goals dependent upon the person's function in the organization. Certain individuals' bonus plans are set as a percentage of base salary, with the specific percentage determined by the person's position within the Company. The award of bonuses is dependent on the achievement of specified goals. The achievement of quantitative goals at the department and corporate levels is the primary factor in determining bonuses and such goals are tied to the achievement of specified performance targets. A new executive bonus plan was approved during 2000 to provide a bonus pool of 10% of the incremental quarterly pre-tax profits for the core business over the comparable quarter for the prior year. If the prior year core business pre-tax results were a loss, the bonus calculation is adjusted assuming prior year core business pre-tax results were breakeven.

     The Chief Executive Officer's bonus, if any, is determined as set forth in his employment contract, as described above.

     The Company believes that a component of the compensation paid to the Company's executives over the long term should be derived from stock options. The Company believes that stock ownership in the Company is a valuable incentive to executives and that the grant of stock options to them serves to align their interests with the interests of the stockholders as a whole and encourages them to manage the Company in its best interests. The Compensation Committee determines whether to grant stock options, as well as the amount of the grants, based on a person's position within the Company.

Compensation of Chief Executive Officer

     In establishing the Chief Executive Officer's overall compensation, the Compensation Committee considered a number of factors, including the record of leadership and service provided by the Chief Executive Officer since co-founding the Company. The Committee has not found it practicable to, and has not attempted to, assign relative weights to the specific factors considered in determining the Chief Executive Officer's compensation. Consistent with the Company's overall executive compensation program, the Chief Executive Officer's compensation is composed of base salary and bonus. The Chief Executive Officer's base salary was set at $400,000 in his employment agreement with the Company and is currently his base salary for 2001. In 2000, the Chief Executive Officer was not paid a bonus and was not granted any stock options.

Policy Regarding Deductibility of Compensation for Tax Purposes--Compliance With Internal Revenue Code Section 162(m)

     Section 162(m) of the Code generally disallows a tax deduction to public companies for annual compensation over $1 million paid to the chief executive officer or any of the four other most highly compensated executive officers. However, certain compensation meeting a tax law definition of "performance-based" is generally exempt from this deduction limit. The Company does not currently have a policy regarding qualification of cash compensation, such as salary and bonuses, for deductibility under Section 162(m). However, none of the Company's executives receive such compensation at levels that approach the
Section 162(m) $1 million limit. The Company has included provisions in the 1994 Stock Incentive Plan designed to enable grants of options and SARs to executive officers affected by Section 162(m) to qualify as "performance-based" compensation. However, such grants cannot qualify until such grants are made by a committee consisting of "outside directors" under Section 162(m). Prior to March 1999, the Compensation Committee did not meet this requirement.

                            Compensation Committee

                                Sam U. Khulusi
                               Thomas A. Maloof

                            STOCK PERFORMANCE GRAPH

     The performance graph below compares the cumulative total stockholder return of the Company with the cumulative total return of the Nasdaq Stock Market-US Companies Index ("Nasdaq-US") and the Nasdaq Retail Trade Index ("Nasdaq-Retail"). The performance graph assumes that $100 was invested in the Company's initial public offering, on April 4, 1995, in common stock of the Nasdaq-US and Nasdaq-Retail. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                 Among IdeaMall, Inc., Nasdaq-US, Nasdaq-Retail

                       [PERFORMANCE GRAPH APPEARS HERE]


  Measurement Period                         NASDAQ STOCK      NASDAQ RETAIL
  (Fiscal Year Covered)     IdeaMall, Inc.   MARKET (U.S.)         TRADE
  ---------------------     --------------   -------------         -----
  Measurement Date
  12/31/95                       $100             $100             $100
  FYE 12/96                      $ 40             $123             $119
  FYE 12/97                      $ 54             $151             $140
  FYE 12/98                      $174             $213             $171
  FYE 12/99                      $151             $395             $150
  FYE 12/00                      $ 23             $238             $ 92

Compensation Committee Interlocks and Insider Participation

     Sam Khulusi, who serves on the Company's Compensation Committee, served as an executive officer of the Company until February 1996. Mr. Khulusi is a stockholder, director or executive officer of certain entities with which the Company has engaged in several transactions, which are described under the caption "Certain Relationships and Related Transactions" herein. There are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers of such companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 30, 2001 by: (i) each of the Company's executive officers included in the Summary Compensation Table set forth under the caption ''Executive Compensation''; (ii) each director; (iii) all current directors and executive officers of the Company as a group; and (iv) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. Percentage ownership is based on an aggregate of 10,433,866 shares of the Company's Common Stock outstanding on April 30, 2001.

                                 Number of Shares          Percent of Shares
Name and Address(1)             Beneficially Owned         Beneficially Owned
-------------------             ------------------         ------------------
Frank F. Khulusi..............      1,866,660(2)                  17.7%
Sam U. Khulusi................      1,926,585(3)                  18.4%
Daniel J. DeVries.............        164,900(4)                   1.6%
Scott W. Klein (5)............        105,000(6)                   1.0%
Theodore R. Sanders...........         40,300(7)                     *
Thomas A. Maloof..............         15,000(8)                     *
Ronald B. Reck................         13,750(9)                     *
All current directors and
 executive officers as a
 group (6 persons)............      4,027,195(10)                 37.2%

------------
*Less than 1%

(1) Unless otherwise indicated, the address for each person is 2555 W. 190th Street, Torrance, California 90504.

(2) Includes (i) 8,575 shares held in trust for the benefit of the children of Basimah Khulusi, and (ii) 125,000 shares underlying options which are presently vested or will vest within 60 days of April 30, 2001.

(3) Includes 23,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 30, 2001.

(4) Includes 164,300 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 30, 2001. Excludes 40,000 shares of eCOST.com issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 30, 2001.

(5)  Mr. Klein was an executive officer of the Company until March 2001.

(6) Includes (i) 65,000 shares issuable upon exercise of stock options which are presently vested, and (ii) 18,000 shares held by Mr. Klein's spouse. Excludes 30,000 shares of eCOST.com issuable upon exercise of stock options which are presently vested.

(7) Includes 40,300 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 30, 2001. Excludes 10,000 shares of eCOST.com issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 30, 2001.

(8) Includes 15,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 30, 2001.

(9) Includes 10,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 30, 2001.

(10) This figure includes an aggregate of 377,600 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 30, 2001. The figure excludes an aggregate of 50,000 shares of eCOST.com, Inc. issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the 2000 fiscal year, the Company sold computers and computer products in the ordinary course of business aggregating of $363,635 to ERUCES, Inc. and $179,994 to Vibex Software. Sam Khulusi, a member of the Company's board of directors, is currently a director of ERUCES and the Chairman and Chief Executive Officer of Vibex Software. Sam Khulusi is a principal stockholder of ERUCES and Vibex. Frank Khulusi, Chairman, President and CEO of the Company, is a principal stockholder of ERUCES.

Relationship with uBid, Inc.

  In June 1999, the Company distributed to its stockholders all of the shares of common stock of its subsidiary uBid, Inc., which constituted approximately 80.1% of uBid outstanding common stock. Prior to the spin-off, uBid entered into several agreements with the Company providing for the separation of the two companies and the distribution of the Company's uBid common stock to its stockholders, the provision by the Company of certain interim services to uBid, employee benefit arrangements and tax and other matters. These agreements are discussed below.

  In April 2000, CMGI Inc. acquired all of the outstanding stock of uBid in a stock-for-stock merger. Prior to the merger, Frank Khulusi, the Company's Chairman, President and Chief Executive Officer, owned approximately 11% of uBid's common stock and served as a director of uBid until November 1999. His brother, Sam Khulusi, who is a director and principal stockholder of the Company, owned approximately 12% of uBid's common stock prior to the merger.

Separation and Distribution Agreement

  The Separation and Distribution Agreement uBid entered into with the Company set forth certain agreements among uBid and the Company, with respect to the principal corporate transactions required to effect the spin-off and certain other agreements governing the relationship among the parties thereafter.

  The Distribution. Under the Separation and Distribution Agreement, uBid and the Company agreed that neither would take, or permit any of its respective affiliates to take, any action which reasonably could be expected to prevent the distribution from qualifying as a tax-free distribution to the Company and its stockholders pursuant to Section 355 of the Internal Revenue Code. Accordingly, uBid agreed not to issue or grant, directly or indirectly, any shares of uBid capital stock or any rights, warrants, options or other securities to purchase or acquire any shares of uBid capital stock that would affect the tax-free nature of the distribution.

  Registration Rights. The Separation and Distribution Agreement provided that Frank and Sam Khulusi will have the right in certain circumstances, but in no event prior to 180 days after the distribution, to require uBid to register for resale shares of uBid common stock held by them under the Securities Act, subject to certain conditions, limitations and exceptions. uBid also agreed with Frank and Sam Khulusi that if it filed a registration statement for the sale of securities under the Securities Act, then they may, subject to certain conditions, limitations and exceptions, include in that registration statement shares of uBid common stock held by them. In addition, for an additional 90 days after this 180-day period, uBid would be entitled to include uBid shares in any requested demand registration and to reduce the number of shares to be sold by Frank and Sam Khulusi thereunder to a minimum of 20%, collectively, of the total offering plus the amount of any underwriters' over-allotment option. uBid also agreed to bear up to $100,000 of the cost of the first, and up to $50,000 of the second, requested registrations and will bear the cost of all piggyback registrations.

  Releases and Indemnification. uBid agreed to indemnify, defend and hold harmless the Company and each of the Company's directors, officers and employees from and against all liabilities relating to, arising out of or resulting from:
(1) the failure of uBid or any other person to pay, perform or otherwise promptly discharge any liabilities of uBid in accordance with their respective terms; (2) any breach by uBid of the Separation and Distribution Agreement or any of the other agreements described below; and (3) material misstatements or omissions with respect to all information contained in the prospectus or the registration statement used in connection with uBid's initial public offering.

  Except as provided in the Separation and Distribution Agreement, the Company agreed to indemnify, defend and hold harmless uBid and each of its directors, officers and employees from and against all liabilities relating to, arising out of or resulting from the failure of the Company or any other person to pay, perform or otherwise promptly discharge any liabilities of the Company other than the liabilities of uBid, and any breach by the Company of the Separation and Distribution Agreement or any of the agreements described below. Neither uBid nor the Company is obligated under the Separation and Distribution Agreement to indemnify the other for: (1) any liability, contingent or otherwise, assumed, transferred, assigned or allocated to the other under the Separation and Distribution Agreement or any of the agreements discussed below;
(2) any liability for the sale, lease, construction or receipt of goods, property or services purchased, obtained or used in the ordinary course of business between the parties prior to December 9, 1998; (3) any liability for unpaid amounts for products or services or refunds owing on products or services due on a value-received basis for work done by one party at the request or on behalf of the other; (4) any liability that uBid or the Company may have with respect to indemnification or contribution pursuant to the Separation and Distribution Agreement for claims brought against other party by third persons; or (5) generally, any liability the release of which would result in the release of any person other than a person released pursuant to the Separation and Distribution Agreement. The Separation and Distribution Agreement also contains provisions that govern, except as otherwise provided in any of the agreements discussed below, the resolution of disputes, controversies or claims that may arise between or among the parties. These provisions contemplate that efforts will be made to resolve disputes, controversies and claims by escalation of the matter to senior management (or other mutually agreed) representatives of the parties. If such efforts are not successful, any party may submit the dispute, controversy or claim to mandatory, binding arbitration, subject to the provisions of the Separation and Distribution Agreement. The Separation and Distribution Agreement contains procedures for the selection of a sole arbitrator of the dispute, controversy or claim and for the conduct of the arbitration hearing, including certain limitations on discovery rights of the parties. These procedures are intended to produce an expeditious resolution of any such dispute, controversy or claim.

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

  Noncompetition; Certain Business Transactions. The Separation and Distribution Agreement provides that, for a period of nine months after the date of the spin-off, the Company would not directly or indirectly, including by way of acquisition of other companies, engage in the Internet online auction business in substantially the same manner and format as conducted by uBid on the date of the Separation and Distribution Agreement.

  Expenses. Except as expressly set forth in the Separation and Distribution Agreement or in any ancillary agreement, each party agreed to bear its own respective third-party fees, costs and expenses paid or incurred in connection with the spin-off.

   Stock Option Adjustments. Options to purchase common stock of the Company that were outstanding as of the date of the spin-off were adjusted to become options to purchase shares of both the Company common stock and uBid common stock, subject to certain limited exceptions. The number of shares of uBid common stock that was covered by these options was based upon the ratio of the number of shares of uBid common stock distributed to the Company's stockholders in the spin-off, divided by the total number of shares of Company Common Stock outstanding on the record date for the spin-off. In addition, the exercise price for each adjusted option was allocated between the option to purchase Company Common Stock and the option to purchase uBid common stock based on the respective pre- and post-distribution prices of Company Common Stock and uBid common stock on the Nasdaq National Market to preserve the intrinsic value and ratio of exercise to market price of the options both before and after the spin-off.

Tax Indemnification and Allocation Agreement

  Prior to the spin-off, uBid entered into a Tax Indemnification and Allocation Agreement with the Company, which provides that if any one of certain events occurs, and such event causes the distribution not to be a tax-free transaction to the Company under Section 355 of the Internal Revenue Code, uBid will indemnify the Company for income taxes the Company may incur by reason of the distribution not so qualifying. These events include any breach of representations relating to its activities and ownership of uBid capital stock made to the Company or in connection with obtaining an IRS revenue ruling or tax opinion relating to the spin-off. In connection with the distribution, uBid made various representations regarding its intentions at the time of the distribution with respect to its business. The Tax Indemnification and Allocation Agreement also provides that the Company will indemnify uBid for taxes for which uBid has no liability to the Company under the circumstances described above. Regardless of the indemnification provisions of such agreement, the Company and uBid will each be severally liable to the Internal Revenue Service for the full amount of any such federal corporate level tax that is not paid by the other.

  At the time of the spin-off, the Company received an opinion from PricewaterhouseCoopers LLP to the effect that for federal income tax purposes the spin-off will qualify as a tax-free spin-off under Section 355 and that no gain or loss will be recognized by the Company or by holders of Company Common Stock upon the spin-off.

  If the spin-off did not qualify as tax-free as a result of Section 355(e), then the Company would recognize capital gain equal to the excess of (x) the fair market value of the shares of uBid common stock the Company distributed to its stockholders over (y) its adjusted tax basis in uBid common stock.

  In addition to the foregoing indemnities, the Tax Indemnification and Allocation Agreement provides for: (1) the allocation and payment of taxes for periods during which uBid and the Company are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state tax purposes; (2) the allocation of responsibility for the filing of tax returns; (3) the conduct of tax audits and the handling of tax controversies; and (4) various related matters.

  For periods during which uBid was included in the Company's consolidated federal income tax returns or state consolidated, combined, or unitary tax returns (which will include the periods on or before the date of the spin-off), uBid was required to pay an amount of income tax equal to the amount uBid would have paid had it filed its tax return as a separate entity, except in cases where the consolidated or combined group as a whole realizes a detriment from consolidation or combination. uBid is responsible for its own separate tax liabilities that are not determined on a consolidated or combined basis. uBid will also be responsible in the future for any increases to the consolidated tax liability of uBid and the Company that is attributable to uBid, and will be entitled to refunds for reductions of tax liabilities attributable to uBid for prior periods.

  As noted above, uBid has agreed to indemnify the Company for any tax liability suffered by the Company arising out of actions by uBid after the distribution that would cause the distribution to lose its qualification as a tax-free distribution or to be taxable to the Company for federal income tax purposes under Section 355 of the Internal Revenue Code. To ensure that issuances of equity securities by uBid will not cause the distribution to be taxable to the Company, uBid agreed to certain restrictions on its ability to issue and repurchase its equity securities until three years following the distribution date. Until the second anniversary of the distribution date, uBid cannot issue its common stock or other equity securities, including the shares sold in its initial public offering and any other stock offerings, that would cause the number of shares of its common stock distributed by the Company in the distribution to constitute less than 60% of the outstanding shares of its common stock unless uBid first obtains either the consent of the Company or a favorable IRS letter ruling that the issuance will not affect the tax-free status of the distribution. After this period until the end of the third year from the distribution date, uBid cannot issue its common stock and other equity securities that, when combined with equity securities sold in and after its initial public offering, would cause the number of shares of its common stock distributed by the Company in the distribution to constitute less than 55% of the outstanding shares of its common stock unless uBid first obtains the consent of the Company or a favorable IRS letter ruling or opinion of tax counsel that the issuance would not affect the tax-free status of the distribution. These restrictions on the issuance of equity securities may severely limit its ability to raise necessary capital or to complete acquisitions of other companies using its equity securities. The same requirements for an IRS letter ruling or consent of the Company are generally applicable to any proposed repurchases of its common stock during these restricted periods. The foregoing restrictions do not apply to uBid's issuance of debt securities that are not convertible into uBid common stock or other equity securities.

  In connection with the merger agreement between uBid and CMGI, those two parties and the Company entered into an amendment to the tax indemnification agreement which amendment became effective upon the closing of the merger of uBid and CMGI. The amendment:

 . deleted from the tax allocation agreement all provisions that would prohibit uBid from undertaking the merger;

 . provided that neither the negotiation of the merger nor the consummation thereof constitutes a breach of uBid's obligations under the agreement;

 . provided that CMGI agreed to unconditionally guarantee any indemnification obligation that uBid may have under the tax indemnification agreement;

 . provided that if a party to the amendment becomes aware of any proceeding, such as a tax audit or tax controversy, that could give rise to an obligation under the tax allocation agreement, such party must give notice to all other parties to the amendment; and

 . provided that in the event of such a proceeding, both the party subject to the proceeding and any party who may have an indemnification obligation with respect to such proceeding shall jointly control the proceeding.

Sublease Agreement

  Until July 1998, uBid was dependent on the Company for warehousing and distribution services. In July 1998, uBid became responsible for its own warehousing and distribution and entered into a sublease for 100,000 square feet of the Company's 325,000 square foot distribution center in Memphis, Tennessee. In October 1999, uBid entered into a sublease which provides for the continued use of the Company's inventory control and shipping systems during the term of the sublease. The sublease is at a monthly rate equal to the Company's obligation to the landlord, plus taxes and utilities, and will expire in 2002. In December 1999, uBid subleased an additional 70,000 square feet at the Company's distribution center in Memphis that expires in 2002. During the 2000 fiscal year, uBid paid the Company an aggregate of $2.2 million under the sublease arrangement, which included accrued and current lease payments, as well as prepayments of certain elements of the sublease through the term of the sublease.

Other Relationships with uBid

  Payable to the Company. From uBid's inception in April 1997 until its initial public offering, the Company provided funds to finance its operations in the form of advances that bear interest at the prime rate. uBid had amounts due to the Company for working capital and fixed asset purchases totaling approximately $3.3 million as of December 31, 1999, all of which was repaid in June 2000.


                                   SIGNATURES

     Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on April 30, 2001.

                                       IDEAMALL, INC.


                                       By:  /s/ THEODORE R. SANDERS
                                            -----------------------
                                             Theodore R. Sanders
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)