Form 10-Q
period 2001-03-31
IDEAMALL INC
filed 2001-05-15
CIK 937941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2001

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

                                Yes [X] No [_]

There were 10,433,866 outstanding shares of Common Stock at May 14, 2001.

                                IDEAMALL, INC.

                              INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet..................................................   3

Consolidated Statement of Operations........................................   4

Consolidated Statement of Cash Flows........................................   5

Condensed Notes to Consolidated Financial Statements........................   6

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.........  10

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...................................  11

SIGNATURE...................................................................  12

ITEM 1 FINANCIAL STATEMENTS

                                IDEAMALL, INC.

                          CONSOLIDATED BALANCE SHEET

                       (in thousands, except share data)

                                                        March 31, 2001
                                                         (unaudited)     December 31, 2000
                                                        --------------   ------------------
          Assets
          ------
Current Assets:
Cash and cash equivalents                                    $ 10,405             $ 12,195
Accounts receivable, net of allowance for
 doubtful accounts                                             47,583               54,970
Inventories                                                    34,611               35,838
Prepaid expenses and other current assets                       2,454                2,489
Deferred income taxes                                           1,324                2,047
                                                             --------             --------

  Total current assets                                         96,377              107,539

Property and equipment, net                                    13,623               14,928
Goodwill, net                                                  11,186               11,316
Deferred income taxes                                           3,738                3,738
Other assets                                                       45                   45
                                                             --------             --------

                                                             $124,969             $137,566
                                                             ========             ========

       Liabilities and Stockholders' Equity
Current  liabilities:
Accounts payable                                             $ 62,469             $ 59,294
Accrued expenses and other current liabilities                 12,275               12,963
Deferred revenue                                                6,493                7,204
Line of credit                                                      -               17,315
Capital leases - current portion                                  539                  573
Notes payable - current portion                                 1,000                    6
                                                             --------             --------

  Total current liabilities                                    82,776               97,355

Capital leases - long term                                        453                  562
Notes payable - long term                                       1,000                  141
                                                             --------             --------

  Total liabilities                                            84,229               98,058
                                                             --------             --------

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
 authorized; none issued and outstanding                            -                    -
Common stock, $.001 par value; 15,000,000 shares
 authorized; 10,433,866 shares issued                              11                   11
Additional paid-in capital                                     74,403               74,403
Treasury stock, at cost: 15,000 shares                            (91)                 (91)
Retained earnings (accumulated deficit)                       (33,583)             (34,815)
                                                             --------             --------

  Total stockholders' equity                                   40,740               39,508
                                                             --------             --------

                                                             $124,969             $137,566
                                                             ========             ========

           See condensed notes to consolidated financial statements.

                                IDEAMALL, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)


                                                     For the three months ended
                                                              March 31,
                                                     --------------------------
                                                         2001          2000
                                                     -----------    -----------
Net sales                                               $198,351       $237,137

Cost of goods sold                                       176,428        214,240
                                                        --------       --------

Gross profit                                              21,923         22,897

Selling, general and administrative expenses              19,763         29,867
                                                        --------       --------

Income (loss) from operations                              2,160         (6,970)

Interest income (expense), net                              (204)            35
                                                        --------       --------

Income (loss) before income taxes                          1,956         (6,935)

Income tax provision                                         724              -
                                                        --------       --------

Income (loss) before effect of cumulative change in
  accounting principle                                     1,232         (6,935)

Effect of cumulative change in accounting principle            -           (536)
                                                        --------       --------

Net income (loss)                                       $  1,232       $ (7,471)
                                                        ========       ========

Earnings (loss) per share
  Income (loss) before effect of cumulative change in
   accounting principle                                 $   0.12       $  (0.67)
  Cumulative change in accounting principle                    -          (0.05)
                                                        --------       --------
                                                        $   0.12       $  (0.72)
                                                        ========       ========

Diluted earnings (loss) per share
  Income (loss) before effect of cumulative change in
   accounting principle                                 $   0.12       $  (0.67)
  Cumulative change in accounting principle                    -          (0.05)
                                                        --------       --------
                                                        $   0.12       $  (0.72)
                                                        ========       ========

Basic weighted average number of
  shares outstanding                                      10,434         10,407
                                                        ========       ========

Diluted weighted average number of
  shares outstanding                                      10,436         10,407
                                                        ========       ========

           See condensed notes to consolidated financial statements.

                                IDEAMALL, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)


                                                   For the three months ended
                                                            March 31,
                                                   --------------------------
                                                       2001           2000
                                                   -----------    -----------
Cash flows from operating activities:
 Net income (loss)                                    $  1,232       $ (7,471)
 Adjustments to reconcile net income (loss) to
  net cash provided by/(used in) operating
   activities:
 Depreciation and amortization                           1,456          1,465
 Provision for deferred income taxes                       724              -
 Loss on disposal of fixed assets                           41              -
 Changes in assets and liabilities:
  Accounts receivable                                    7,387             74
  Inventories                                            1,227           (544)
  Prepaid expenses and other current assets                 28           (138)
  Other assets                                               -             (2)
  Accounts payable                                       3,175        (11,485)
  Accrued expenses and other current liabilities        (1,399)         6,824
                                                      --------       --------

  Total adjustments                                     12,639         (3,806)
                                                      --------       --------

Net cash provided by/(used in) operating
 activities                                             13,871        (11,277)
                                                      --------       --------

Cash flows from investing activities:
 Purchase of property and equipment                       (285)        (2,074)
 Proceeds from sale of property and equipment              229              -
                                                      --------       --------

Net cash used in investing activities                      (56)        (2,074)
                                                      --------       --------

Cash flows from financing activities:
 Borrowings under notes payable                          2,000              -
 Payments under notes payable                             (147)            (2)
 Net payments under line of credit                     (17,315)             -
 Principal payments of obligations under
  capital leases                                          (143)           (40)
Proceeds from stock issued under stock option plans          -             11
                                                      --------       --------
Net cash used in financing activities                  (15,605)           (31)
                                                      --------       --------

Net (decrease)/increase in cash and cash
 equivalents                                            (1,790)       (13,382)
Cash and cash equivalents:
 Beginning of the period                                12,195         24,326
                                                      --------       --------

 End of the period                                    $ 10,405       $ 10,944
                                                      ========       ========

           See condensed notes to consolidated financial statements.

                                IDEAMALL, INC.

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The consolidated interim financial statements include the accounts of IdeaMall, Inc., a Delaware corporation, (formerly Creative Computers, Inc.) and its wholly owned subsidiaries (collectively, the "Company") and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

    Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.  Recent Accounting Pronouncements

    In the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires the Company to defer, in certain situations, sales revenue until goods have been received by the customer and risk of loss has been passed. The adjustment resulted from the change in timing of revenue recognition from the point of shipment to the point of delivery of product to the customer. The adoption of SAB 101 resulted in a cumulative effect of a change in accounting principle in 2000 of $536,000 retroactively applied to January 1, 2000. The financial effect of adoption on revenue for the quarters ended March 31, 2001 and 2000 was not material.

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted FAS No. 133 on January 1, 2001. There was no effect on financial results from adopting this new standard for the quarter ended March 31, 2001, as the company holds no derivatives.

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

                                                                  Three Months Ended March 31,
                                                                 -----------------------------
                                                                   2001                2000
                                                                 -------             --------
                                                             (in thousands except per share data)
     Income (loss) before cumulative effect of change
        in accounting principle                                    $ 1,232           $(6,936)

     Cumulative effect of change in accounting principle
        for revenue recognition                                          -              (536)
                                                                   -------           -------
     Net income (loss)                                             $ 1,232           $(7,472)
                                                                   =======           =======
     Weighted average shares - Basic                                10,434            10,407

     Effect of dilutive stock options
        and warrants (a)                                                 2                 -
                                                                   -------           -------
     Weighted average shares-Diluted                                10,436            10,407
                                                                   =======           =======
     Net earnings (loss) per share-Basic                           $  0.12           $ (0.72)
                                                                   =======           =======
     Net earnings (loss) per share-Diluted                         $  0.12           $ (0.72)
                                                                   =======           =======

     (a) Potential common shares of 294,450 for the quarter ended March 31, 2000 have been excluded from the earnings (loss) per share computations because of the effect of their inclusion would be anti-dilutive.

4.  Segment Information

    The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, collectively referred to as the "Core Business"; 2) a multi-category Internet retailer under the eCOST.com brand, and 3) a rapid response supplier of Linux-based products and services provided under the eLinux brand, which commenced operations in February 2000.

    Summarized segment information for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                          Core
Three months ended March 31, 2001       Business   eCOST.com    eLinux    Consolidated
---------------------------------      -----------------------------------------------
     Net sales                          $173,772     $22,715    $1,864        $198,351
     Gross profit                         19,795       1,941       187          21,923
     Income (loss) from operations         2,379          (4)     (215)          2,160

                                         Core
Three months ended March 31, 2000       Business   eCOST.com    eLinux    Consolidated
---------------------------------      -----------------------------------------------
     Net sales                          $194,379     $42,268    $  490        $237,137
     Gross profit                         22,172         681        44          22,897
     Income (loss) from operations           255      (6,380)     (846)         (6,971)

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

In December 1999, the Company formed a new subsidiary, eLinux, to perform as a rapid response supplier of Linux-based products and services. eLinux commenced operations in February 2000.

Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Net sales for the quarter ended March 31, 2001 were $198.4 million, a 16.4% decrease over last year's first quarter. eCOST.com accounted for $22.7 million of sales in the first quarter of 2001, and eLinux accounted for $1.9 million in the same period. The decrease in net sales for the quarter is primarily attributable to a 46.3% decline in eCOST.com sales and an 18% decrease in consumer sales due to the Company's shift in focus to Outbound business sales and profitability. PC/WINTEL sales represented 57.5% of net sales for the quarter ended March 31, 2001, compared to 60.5% for the same quarter last year. Apple/Macintosh-related sales increased to 42.5% for the three months ended March 31, 2001, compared to 39.5% for the same quarter last year.

Gross profit was $21.9 million for the three months ended March 31, 2001, a decrease of $1.0 million, or 4.3%, over the prior year's comparable quarter. For the Core business, gross profit decreased $2.4 million, or 10.7%, to $19.8 million. For eCOST.com, gross profit for the first quarter of 2001 was $1.9 million, an increase of $1.3 million, or 185.0%, over the prior year's first quarter. For eLinux, gross profit for the quarter ended March 31, 2001 was $0.2 million, an increase of $0.1 million or 100% from the prior year's first quarter. As a percentage of net sales, gross profit for the three months ended March 31, 2001 increased to 11.1% compared with 9.7% in the prior year, reflecting the Company's emphasis on the profitability of its start-up subsidiaries eCOST.com and eLinux. For the Core business, gross profit as a percentage of net sales remained unchanged at 11.4% compared to the prior year's first quarter. Gross profit as a percentage of net sales for eCOST.com increased to 8.5% from 1.6% in the prior year's first quarter, reflecting increased focus on improvements in profitability for that segment. For eLinux, gross profit as a percentage of net sales increased to 10.0% from 9.0% compared to the prior year's first quarter. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expenses were $19.8 million for the three months ended March 31, 2001, a decrease of $10.1 million, or 33.8%, from the prior year. As a percent of sales, selling, general and administrative expenses decreased to 10.0% from 12.6% in the prior year, primarily due to reductions in advertising expenses associated with eCOST.com and company-wide cost containment efforts. For the Core business, selling, general and administrative expenses in the first quarter of 2001 decreased by $4.5 million or 20.5% compared to the first quarter of the prior year primarily due to cost containment efforts. As a percent of net sales, selling, general and administrative expenses for the Core business decreased to 10.0% compared with 11.3% in the first quarter last year. For eCOST.com, selling, general and administrative expenses in the first quarter of 2001 were $1.9 million, a decrease of $5.1 million, or 72.5% compared with the first quarter of the prior year, reflecting the Company's focus on cost containment and increased emphasis on profitability of its start-up subsidiaries. As a percent of net sales, selling, general and administrative expenses for eCOST.com decreased to 8.6% in the first quarter of 2001 compared with 16.7% in the first quarter last year. For eLinux, selling, general and administrative expenses in the first quarter of 2001 were $0.4 million, a decrease of $0.5 million, or 54.8% compared with the first quarter of the prior year. As a percent of net sales, selling, general and administrative expenses for eLinux decreased to 21.6% compared with 181.6% in the first quarter last year, reflecting the maturity of this business after its first full year of operations.

Net interest expense for the three months ended March 31, 2001 was $0.2 million compared to net interest income of $35,000 for the comparable quarter in 2000. The net interest expense for 2001 resulted primarily from the expense of borrowing under the Company's line of credit. Net interest income for 2000 resulted from the note receivable from uBid and the investment of excess cash, partially offset by expenses of borrowings under the Company's floorplan line of credit.

The Company recorded an income tax provision for the quarter ended March 31, 2001 of $0.7 million, utilizing an effective tax rate of 37%. The Company did not record an income tax provision in the prior year. The change in effective tax rate is primarily due to the non-recognition of tax benefits from losses recorded in the prior year's first quarter.

Net income was $1.2 million, or $0.12 per share, for the three months ended March 31, 2001 compared to a net loss of $7.5 million, or $0.72 per share, for the same period last year. Excluding the operating losses from the Company's start-ups, eCOST.com and eLinux, net income would have been $1.7 million, or $0.16 per share, in the first quarter of 2001 compared to a net income of $0.2 million, or $0.02 per share for the three months ended March 31, 2000. Net loss for the three months ended March 31, 2000 included a charge of $0.5 million, or $0.05 per share, for the cumulative effect of a change in accounting principle for revenue recognition.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements created by its growth in sales and the development of the Outbound business. Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

As of March 31, 2000, the Company had cash and cash equivalents of $10.4 million and working capital of $13.6 million. Inventory decreased $1.2 million from December 31, 2000. Accounts receivable decreased $7.4 million from December 31, 2000 primarily due to improved days sales outstanding at March 31, 2001. For the three months ended March 31, 2001, capital expenditures were $0.3 million versus $2.1 million for the comparable quarter last year. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2001. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

During the first quarter of 2001, the Company's existing $40 million credit facility with a commercial finance company was replaced with a new $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "New Line of Credit"). The New Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option. The New Line of Credit is secured by substantially all of the Company's assets. The New Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million. In addition, in March 2001, the Company entered into a new $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "New Flooring Facility"). The New Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the New Line of Credit in the amount outstanding under the New Flooring Facility from time to time.
The amount of the Letter of Credit is applied against the credit limit under the New Line of Credit. The Company had $8.8 million of borrowings under the credit facility included in accounts payable and no working capital advances outstanding at March 31, 2001. The Company had $66.2 million available for working capital advances and floorplan inventory financing, and was in compliance with all credit facility covenants as of March 31, 2001.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of March 31, 2001, the Company has repurchased 15,000 shares under the program.

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

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. There can be no assurances that the trends for Apple, Macintosh and PC/Wintel sales will be sustained, that Outbound business sales trends will continue in future periods, or that the Company's Internet sales will continue to grow. There can be no assurance that the Internal Revenue Service will treat the distribution of uBid shares as a tax-free distribution for federal tax purposes. In addition, there can be no assurance that the Company's eCOST.com and eLinux subsidiaries will be developed successfully, achieve market acceptance or be profitable. There can also be no assurance that the Company will be successful in its efforts to reduce expenditures for its start-up subsidiaries, or that the impact of any such reductions on sales will be limited to the short term. There can also be no assurance that the Company will not require additional funding, such as for acquisitions or expansion or to fund significant downturn in sales that causes losses, or that adequate financing or vendor credit will be available at acceptable terms, if at all. There can also be no assurance that the Company will continue to be in compliance with its bank credit facility covenants in future periods. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include competition from companies either currently in the market or entering the market, competition from other catalog and retail store resellers and price pressures related thereto, uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer, the Company's reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors, and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. As of March 31 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure as of March 31, 2001.

                          Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits.

             10.43 Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and Subsidiaries (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31,
                     2000).

             10.44 Agreement for Wholesale Financing, dated March 15, 2001, between Deutsche Financial Services Corporation and IdeaMall, Inc. and Subsidiaries (incorporated by reference to the Company's report on form 10-K for the fiscal year ended December 31, 2000).

         b.  Reports on Form 8-K

             None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IDEAMALL, INC.


Date: May 15, 2001                  By   /s/ TED SANDERS
                                         ---------------
                                         Ted Sanders
                                         Chief Financial Officer

                                         (Duly Authorized Officer of
                                         the Registrant and Principal
                                         Financial Officer)