Form 10-Q
period 2001-06-30
PC MALL INC
filed 2001-08-14
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number: 0-25790

PC MALL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4518700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2555 West 190th Street
Torrance, CA 90504
(address of principal executive offices)
(310) 354-5600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

There were 10,433,866 outstanding shares of Common Stock at August 14, 2001.

PC Mall, Inc.

PC Mall, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

PC Mall, Inc.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30,	December 31,
	2001	2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,369	$12,195
Accounts receivable, net of allowance for doubtful accounts	42,072	54,970
Inventories	34,139	35,838
Prepaid expenses and other current assets	2,556	2,489
Deferred income taxes	2,047	2,047
Total current assets	92,183	107,539
Property and equipment, net	12,711	14,928
Goodwill, net	11,056	11,316
Deferred income taxes	2,671	3,738
Other assets	648	45
	$119,269	$137,566
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$54,167	$59,294
Accrued expenses and other current liabilities	12,327	12,963
Deferred revenue	8,851	7,204
Line of credit	-	17,315
Capital leases - current portion	505	573
Notes payable - current portion	1,000	6
Total current liabilities	76,850	97,355
Capital leases - long term	344	562
Notes payable - long term	750	141
Total liabilities	77,944	98,058

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 15,000,000 shares authorized; 10,433,866 shares issued and outstanding at June 30, 2001 and December 31, 2000	11	11
Additional paid-in capital	74,403	74,403
Treasury stock at cost: 15,000 shares	(91)	(91)
Retained earnings (accumulated deficit)	(32,998)	(34,815)
Total stockholders' equity	41,325	39,508
	$119,269	$137,566

See condensed notes to consolidated financial statements.

PC Mall, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Net sales	$171,980	$195,892	$370,330	$433,028
Cost of goods sold	153,705	174,695	330,131	388,934
Gross profit	18,275	21,197	40,199	44,094
Selling, general and administrative expenses	17,164	24,359	36,929	54,226
Income (loss) from operations	1,111	(3,162)	3,270	(10,132)
Interest expense, net	183	208	386	173
Income (loss) before income taxes	928	(3,370)	2,884	(10,305)
Income tax provision	343	-	1,067	-
Income (loss) before effect of cumulative change in accounting principle	585	(3,370)	1,817	(10,305)
Effect of cumulative change in accounting principle	-	-	-	(536)
Net income (loss)	$585	$(3,370)	$1,817	$(10,841)

Earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.06	$(0.32)	$0.17	$(0.99)
Cumulative change in accounting principle	-	-	-	(0.05)
	$0.06	$(0.32)	$0.17	$(1.04)

Diluted Earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.06	$(0.32)	$0.17	$(0.99)
Cumulative change in accounting principle	-	-	-	(0.05)
	$0.06	$(0.32)	$0.17	$(1.04)
Basic weighted average number of shares outstanding	10,434	10,411	10,434	10,409
Diluted weighted average number of shares outstanding	10,448	10,411	10,441	10,409

See condensed notes to consolidated financial statements.

PC Mall, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	For the six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,817	$(10,841)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,969	2,901
Provision for deferred income taxes	1,067	-
Loss on disposal of fixed assets	41	-
Changes in assets and liabilities:
Accounts receivable	12,898	1,701
Inventories	1,699	6,677
Prepaid expenses and other current assets	(109)	1,636
Other assets	-	(5)
Accounts payable	(5,127)	(42,159)
Accrued expenses and other current liabilities	(636)	(674)
Deferred revenue	1,647	5,154
Total adjustments	14,449	(24,769)

Net cash provided by/(used in) operating activities	16,266	(35,610)

Cash flows from investing activities:
Collection of notes receivable	-	3,331
Purchase of property and equipment	(510)	(2,698)
Proceeds from sale of property and equipment	81	-
Net cash (used in)/provided by investing activities	(429)	633

Cash flows from financing activities:
Payments for deferred financing costs	(665)	-
Borrowings under notes payable	2,000	-
Payments under notes payable	(397)	(4)
Net (payments)/borrowings under line of credit	(17,315)	14,535
Principal payments of obligations under capital leases	(286)	(74)
Proceeds from stock issued under stock option plans	-	29
Net cash (used in)/provided by financing activities	(16,663)	14,486

Net decrease in cash and cash equivalents	(826)	(20,491)
Cash and cash equivalents:
Beginning of period	12,195	24,326
End of period	$11,369	$3,835

See condensed notes to consolidated financial statements.

PC Mall, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.       Basis of Presentation

The consolidated interim financial statements include the accounts of PC Mall, Inc., a Delaware corporation, (formerly IdeaMall, Inc. and Creative Computers, Inc.) and its wholly owned subsidiaries (collectively, the "Company") and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2001 and December 31, 2000, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and June 30, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.       Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations."  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interest method will be prohibited.  The Company has evaluated this standard and believes that adoption will not have an impact on its consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001.  The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

In the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires the Company to defer, in certain situations, sales revenue until goods have been received by the customer and risk of loss has been passed. An adjustment resulted from the change in timing of revenue recognition from the point of shipment to the point of delivery of product to the customer. The adoption of SAB 101 resulted in a cumulative effect of a change in accounting principle in 2000 of $536,000 retroactively applied to January 1, 2000. The financial effect of adoption on revenue for the three and six months ended June 30, 2001 and 2000 was not material.

 3.      Net income (loss) per share

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods.  Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised. The computation of Basic and Diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Income (loss) before effect of cumulative change in accounting principle	$585	$(3,370)	$1,817	$(10,305)
Cumulative effect of change of accounting principle for revenue recognition	-	-	-	(536)
Net income (loss)	$585	$(3,370)	$1,817	$(10,841)

Weighted average shares - Basic	10,434	10,411	10,434	10,409
Effect of dilutive stock options and warrants (a)	14	-	7	-
Weighted average shares - Diluted	10,448	10,411	10,441	10,409

Net earnings (loss) per share - Basic	$0.06	$(0.32)	$0.17	(1.04)
Net earnings (loss) per share - Diluted	$0.06	$(0.32)	$0.17	(1.04)

(a)  Potential common shares of 172 and 356 for the three and six months ended June 30, 2000, respectively, have been excluded from the earnings per share computations because the effect of their inclusion would be anti-dilutive.

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

Summarized segment information for the three and six months ended June 30, 2001 and 2000 is as follows (in thousands):

Three months ended June 30, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$147,389	$22,034	$2,557	$171,980
Gross profit	16,066	2,022	187	18,275
Income (loss) from operations	1,020	264	(173)	1,111

Three months ended June 30, 2000	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$165,828	$28,398	$1,666	$195,892
Gross profit	19,660	1,369	168	21,197
Income (loss) from operations	519	(2,405)	(1,276)	(3,162)

Six months ended June 30, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$321,161	$44,748	$4,421	$370,330
Gross profit	35,862	3,963	374	40,199
Income (loss) from operations	3,399	260	(389)	3,270

Six months ended June 30, 2000	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$360,206	$70,667	$2,155	$433,028
Gross profit	41,831	2,051	212	44,094
Income (loss) from operations	773	(8,785)	(2,120)	(10,132)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Developments

PC Mall, Inc. (the "Company"), formerly IdeaMall, Inc. and Creative Computers, Inc., founded in 1987, is a rapid response supplier of computer hardware, software, peripheral and electronics products.  The Company offers products to business, government and educational institutions as well as individual consumers through relationship-based telemarketing techniques, direct response catalogs, dedicated inbound telemarketing sales executives, the Internet, a direct sales force, and a retail showroom.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, eLinux and eCOST.com brands and its five worldwide web sites on the Internet: pcmall.com, macmall.com, ccit-inc.com, ecost.com, and elinux.com, and other promotional materials.  The Company's staff of knowledgeable telemarketing sales executives, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical assistance.  The Company believes that its high level of customer service results in customer loyalty and repeat customer orders.

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Net sales for the quarter ended June 30, 2001 were $172.0 million, a 12.2% decrease over last year's second quarter. eCOST.com accounted for $22.0 million of sales in the second quarter of 2001, and eLinux accounted for $2.6 million in the same period. The decrease in net sales for the quarter is primarily attributable to a 17% decrease in consumer catalog sales for the Core Business due to the Company's shift in focus to Outbound business sales and profitability, and a 22.4% decline in eCOST.com sales. PC/WINTEL sales represented 59.2% of net sales for the quarter ended June 30, 2001, compared to 59.7% for the same quarter last year. Apple/Macintosh-related sales increased to 40.8% for the three months ended June 30, 2001, compared to 40.3% for the same quarter last year.

Gross profit was $18.3 million for the three months ended June 30, 2001, a decrease of $2.9 million, or 13.8%, over the prior year's comparable quarter. For the Core business, gross profit decreased $3.6 million, or 18.3%, to $16.1 million. For eCOST.com, gross profit for the second quarter of 2001 was $2.0 million, an increase of $0.7 million, or 47.7%, from the prior year's second quarter. For eLinux, gross profit for the quarter ended June 30, 2001 increased 11.3% to $0.2 million versus the prior year's second quarter. As a percentage of net sales, consolidated gross profit for the three months ended June 30, 2001 decreased slightly to 10.6% compared with 10.8% in the prior year. For the Core business, gross profit as a percentage of net sales declined to 10.9% compared with 11.9% in the prior year's second quarter. Gross profit as a percentage of net sales for eCOST.com increased 91.7% to 9.2% from 4.8% in the prior year's second quarter, reflecting the continuing focus on improvements in profitability for that segment. For eLinux, gross profit as a percentage of net sales decreased to 7.3% from 10.1% compared to the prior year's second quarter. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expenses were $17.2 million for the three months ended June 30, 2001, a decrease of $7.2 million, or 29.5%, from the prior year. As a percent of sales, selling, general and administrative expenses decreased to 10.0% from 12.4% in the prior year, primarily due to productivity gains in advertising and cost containment throughout all segments of the Company, as part of an ongoing focus on profitability. For the Core business, selling, general and administrative expenses in the second quarter of 2001 were $15.0 million, a decrease of $4.1 million, or 21.4%, compared to the second quarter of the prior year. As a percent of net sales, selling, general and administrative expenses for the Core business decreased to 10.2% compared with 11.5% in the second quarter last year. For eCOST.com, selling, general and administrative expenses in the second quarter of 2001 were $1.8 million, a decrease of $2.0 million, or 53.4% compared with the second quarter of the prior year primarily due to productivity gains in advertising, combined with cost containment efforts for that segment. As a percent of net sales, selling, general and administrative expenses for eCOST.com decreased to 8.0% in the second quarter of 2001 compared with 13.3% in the second quarter last year. For eLinux, selling, general and administrative expenses in the second quarter of 2001 decreased 75.1%, to $0.4 million, compared with the second quarter of the prior year. As a percent of net sales, selling, general and administrative expenses for eLinux decreased to 14.1% compared with 86.7% in the second quarter last year, reflecting its maturity as it proceeds into its second year of operations, combined with cost containment efforts for that segment.

Net interest expense for the three months ended June 30, 2001 was $0.2 million, unchanged compared to net interest expense for the comparable quarter in 2000.

The Company recorded an income tax provision for the quarter ended June 30, 2001 of $0.3 million, utilizing an effective tax rate of 37%.  The Company did not record a tax benefit for the quarter ended June 30, 2000, as at the time, it was more likely than not that the benefit would not be realized.

Net income was $0.6 million, or $0.06 per share, for the three months ended June 30, 2001 compared to a net loss of $3.4 million, or $0.32 per share, for the same period last year.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Net sales for the six months ended June 30, 2001 decreased 14.5% to $370.3 million compared to the same period last year. eCOST.com accounted for $44.7 million of sales in the first six months of 2001, and eLinux accounted for $4.4 million over the first six months of 2001. The decrease in year-to-date net sales compared to prior year is primarily attributable to a decline in consumer catalog sales as the Company shifts its focus to Outbound business sales and profitability.

Gross profit was $40.2 million for the six months ended June 30, 2001, a decrease of $3.9 million, or 8.8%, over the prior year's comparable period. For the Core business, gross profit decreased $6.0 million, or 14.3%, to $35.9 million for the six months ended June 30, 2001 over the same period last year. For eCOST.com, gross profit for the six months of 2001 increased 93.2%, to $4.0 million, over the comparable period of the prior year. For eLinux, gross profit for the six months ended June 30, 2001 increased 76.4%, to $0.4 million, over the prior six-month comparable period. As a percentage of net sales, consolidated gross profit for the six months ended June 30, 2001 increased to 10.9% compared with 10.2% for the same period in the prior year, primarily as a result of gross profit improvements in the Company's eCOST.com subsidiary from the prior year. For the Core business, gross profit as a percentage of net sales declined to 11.2% compared to 11.6% in the prior year's comparable period. For eCOST.com, gross profit as a percentage of net sales increased to 8.9% for the six months ended June 30, 2001 from 2.9% in the prior year's comparable period, reflecting the continuing focus on profitability for that segment. For eLinux, gross profit as a percentage of net sales for the six months ended June 30, 2001 decreased to 8.5% from 9.8% in the comparable period in the prior year.

Selling, general and administrative expenses were $36.9 million for the six months ended June 30, 2001, a decrease of $17.3 million, or 31.9%, from the prior year. As a percent of net sales, selling, general and administrative expenses decreased to 10.0% from 12.5% in the prior year, primarily due to productivity gains in advertising and cost containment throughout all segments of the Company. For the Core business, selling, general and administrative expenses for the six months ended June 30, 2001 were $32.5 million, a decrease of $8.6 million, or 20.9%, compared to the same period in the prior year, primarily due to cost containment measures and productivity gains in advertising, as part of an ongoing focus on profitability. As a percent of net sales, selling, general and administrative expenses for the Core business decreased to 10.1% for the six months ended June 30, 2001 compared with 11.4% for the same period last year. For eCOST.com, selling, general and administrative expenses for the six months ended June 30, 2001 were $3.7 million, a decrease of $7.1 million, or 65.8%, compared with the same six-month period in the prior year, reflecting the Company's focus on cost containment, advertising productivity and increased emphasis on profitability. As a percent of net sales, selling, general and administrative expenses for eCOST.com decreased to 8.3% for the six months ended June 30, 2001 compared with 15.3% for the comparable period last year. For eLinux, selling, general and administrative expenses for the six months ended June 30, 2001 were $0.8 million, a decrease of 67.3% compared with the same period in the prior year. As a percent of net sales, selling, general and administrative expenses for eLinux decreased to 17.3% for the six months ended June 30, 2001 compared with 108.2% for the same period last year, reflecting the maturity of this segment as it proceeds into its second year of operations, combined with cost containment efforts for that segment.

Net interest expense for the six months ended June 30, 2001 was $0.4 million compared to net interest expense of $0.2 million for the comparable period in 2000.  Net interest expense resulted from borrowings under the Company's line of credit, partially offset by income from the investment of excess cash.

The Company recorded an income tax provision of $1.1 million for the six months ended June 30, 2001.  The Company did not record a tax benefit for the six months ended June 30, 2000 as at the time, it was more likely than not that the benefit would not be realized.

Net income was $1.8 million, or $0.17 per share, for the six months ended June 30, 2001 compared to a net loss of $10.8 million, or $1.04 per share, for the same period last year. Net loss for the six months ended June 30, 2000 included a charge of $0.5 million for the cumulative effect of a change in accounting principle for revenue recognition.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements of its operations and the development of the Outbound business.  Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

As of June 30, 2001, the Company had cash and cash equivalents of $11.4 million and working capital of $15.3 million. Inventory decreased $1.7 million to $34.1 million from December 31, 2000.  Accounts receivable decreased $12.9 million to $42.1 million from December 31, 2000 primarily due to improved days sales outstanding at June 30, 2001.  For the six months ended June 30, 2001, capital expenditures were $0.5 million versus $2.7 million for the comparable period last year.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans for the foreseeable future.  However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

During the first quarter of 2001, the Company's existing $40 million credit facility with a commercial finance company was replaced with a new $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "New Line of Credit"). The New Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option. The New Line of Credit is secured by substantially all of the Company's assets. The New Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million. In addition, in March 2001, the Company entered into a new $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "New Flooring Facility"). The New Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the New Line of Credit in the amount outstanding under the New Flooring Facility from time to time. The amount of the Letter of Credit is applied against the credit limit under the New Line of Credit. The Company had $5.1 million of borrowings under the credit facility included in accounts payable and no working capital advances outstanding at June 30, 2001. The Company had $69.9 million available for working capital advances and floorplan inventory financing, and was in compliance with all credit facility covenants as of June 30, 2001.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of June 30, 2001, the Company has repurchased 15,000 shares under the program.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations."  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interest method will be prohibited.  The Company has evaluated this standard and believes that adoption will not have an impact on its consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001.  The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize, causing actual results to differ materially from the forward-looking statements.  In that regard, there can be no assurances that the trends for Apple, Macintosh and PC/WINTEL sales will be sustained, that Outbound business sales trends will continue in future periods, or that the Company's Internet sales will continue to grow. There can be no assurance that the Internal Revenue Service will treat the distribution of uBid shares in June 1999 as a tax-free distribution for federal tax purposes.  In addition, there can be no assurance that the Company's eLinux subsidiary will be developed successfully, achieve market acceptance or continue to make progress toward achieving profitability. There can also be no assurance that the Company will be profitable in the third quarter of 2001 or the 2001 fiscal year, or that cost reductions, EBITDA, or profitability for the Company's Core business and eCOST.com will continue or improve. There can also be no assurance that the Company will not require additional funding, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, or that adequate financing or vendor credit will be available at acceptable terms, if at all.  There can also be no assurance that the Company will continue to be in compliance with its bank credit facility covenants in future periods. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include: competition from companies either currently in the market or entering the market, competition from other catalog and retail store resellers and price pressures related thereto, uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer, the Company's reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors, and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive.  Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. As of June 30, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure as of June 30, 2001.

PART II - OTHER INFORMATION

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2001 Annual Meeting of Stockholders on June 19, 2001.  At the Annual Meeting, the stockholders voted on the following matters:

  The reelection as directors of Frank F. Khulusi, Sam U. Khulusi, Mark C. Layton, Thomas A. Maloof, and Ronald B. Reck, all of whom were reelected at the Annual Meeting.  Each of the directors received the following votes:

	FOR	WITHHELD
Frank F. Khulusi	8,680,916	12,746
Sam U. Khulusi	8,684,916	8,746
Mark C. Layton	8,685,116	8,546
Thomas A. Maloof	8,685,116	8,546
Ronald B. Reck	8,685,116	8,546

  The approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company to "PC Mall, Inc."

	FOR	AGAINST	ABSTENTIONS
Name Change Proposal	8,677,371	15,691	600

  The ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ended December 31, 2001 (the Accountant's Proposal).

	FOR	AGAINST	ABSTENTIONS
Accountant's Proposal	8,682,015	10,997	650

ITEM 5 OTHER INFORMATION

In June 2001, the Company changed its name from "IdeaMall, Inc." to "PC Mall, Inc."

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

1. Exhibit 3.1(B): Certificate of Amendment to Certificate of Incorporation

b.  Reports on Form 8-K

1. A Current Report on Form 8-K was filed on April 17, 2001 regarding a press release issued to announce unaudited consolidated financial results for the first quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001		PC MALL, INC.

	By:	/s/ TED SANDERS Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC Mall, Inc.

EXHIBIT INDEX

Exhibit Number	Description
3.1(B)	Certificate of Amendment to Certificate of Incorporation