Form 10-Q
period 2001-09-30
PC MALL INC
filed 2001-11-14
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2001

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

Yes [X]    No [ ]

There were 10,439,866 outstanding shares of Common Stock at November 14, 2001.

PC Mall, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

PC Mall, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30,	December 31,
	2001	2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,444	$12,195
Accounts receivable, net of allowance for doubtful accounts	41,656	54,970
Inventories	32,049	35,838
Prepaid expenses and other current assets	1,931	2,489
Deferred income taxes	2,047	2,047
Total current assets	84,127	107,539
Property and equipment, net	12,047	14,928
Goodwill, net	10,925	11,316
Deferred income taxes	2,380	3,738
Other assets	787	45
	$110,266	$137,566
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45,585	$59,294
Accrued expenses and other current liabilities	11,329	12,963
Deferred revenue	5,750	7,204
Line of credit	3,579	17,315
Capital leases - current portion	471	573
Notes payable - current portion	1,000	6
Total current liabilities	67,714	97,355
Capital leases - long term	234	562
Notes payable - long term	500	141
Total liabilities	68,448	98,058

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 15,000,000 shares authorized; 10,433,866 shares issued and outstanding at September 30, 2001 and December 31, 2000	11	11
Additional paid-in capital	74,403	74,403
Treasury stock at cost: 15,000 shares	(91)	(91)
Retained earnings (accumulated deficit)	(32,505)	(34,815)
Total stockholders' equity	41,818	39,508
	$110,266	$137,566

See notes to condensed consolidated financial statements.

PC Mall, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net sales	$171,904	$187,187	$542,235	$620,216
Cost of goods sold	152,975	165,857	483,108	554,792
Gross profit	18,929	21,330	59,127	65,424
Selling, general and administrative expenses	17,986	21,605	54,914	75,830
Income (loss) from operations	943	(275)	4,213	(10,406)
Interest expense, net	(159)	(409)	(545)	(583)
Income (loss) before income taxes	784	(684)	3,668	(10,989)
Income tax provision	291	30	1,358	30
Income (loss) before cumulative effect of change in accounting principle	493	(714)	2,310	(11,019)
Cumulative effect of change in accounting principle	-	-	-	(536)
Net income (loss)	$493	$(714)	$2,310	$(11,555)

Earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.05	$(0.07)	$0.22	$(1.06)
Cumulative effect of change in accounting principle	-	-	-	(0.05)
	$0.05	$(0.07)	$0.22	$(1.11)

Diluted Earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.05	$(0.07)	$0.22	$(1.06)
Cumulative effect of change in accounting principle	-	-	-	(0.05)
	$0.05	$(0.07)	$0.22	$(1.11)
Basic weighted average number of shares outstanding	10,434	10,423	10,434	10,414
Diluted weighted average number of shares outstanding	10,651	10,423	10,487	10,414

See notes to condensed consolidated financial statements.

PC Mall, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	For the nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$2,310	$(11,555)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,350	4,444
Provision for deferred income taxes	1,358	-
Loss on disposal of fixed assets	41	-
Changes in assets and liabilities:
Accounts receivable	13,314	(4,509)
Inventories	3,789	271
Prepaid expenses and other current assets	512	94
Other assets	(210)	(16)
Accounts payable	(13,709)	(26,131)
Accrued expenses and other current liabilities	(1,634)	(978)
Deferred revenue	(1,454)	5,263
Total adjustments	6,357	(21,562)

Net cash provided by/(used in) operating activities	8,667	(33,117)

Cash flows from investing activities:
Purchases of property and equipment	(989)	(4,228)
Collection of notes receivable	-	3,331
Proceeds from sale of equipment	81	-

Net cash used in investing activities	(908)	(897)

Cash flows from financing activities:
Payments for deferred financing costs	(697)	-
Borrowings under notes payable	2,000	-
Payments under notes payable	(647)	(5)
Net (payments)/borrowings under line of credit	(13,736)	18,709
Principal payments of obligations under capital leases	(430)	(312)
Proceeds from stock issued under stock option plans	-	58

Net cash (used in)/provided by financing activities	(13,510)	18,450

Net decrease in cash and cash equivalents	(5,751)	(15,564)
Cash and cash equivalents:
Beginning of period	12,195	24,326
End of period	$6,444	$8,762

See notes to condensed consolidated financial statements.

PC Mall, Inc.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and September 30, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.     Change in Accounting Principle and Recent Accounting Pronouncements

In the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  SAB 101 requires the Company to defer, in certain situations, sales revenue until goods have been received by the customer and risk of loss has been passed. An adjustment resulted from the change in timing of revenue recognition from the point of shipment to the point of delivery of product to the customer.  The adoption of SAB 101 resulted in a cumulative effect of a change in accounting principle in 2000 of $536,000 retroactively applied to January 1, 2000.   The financial effect of adoption on revenue for the three and nine months ended September 30, 2001 and 2000 was not material.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets."  SFAS No.144 supercedes FAS No. 121," Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements."  This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale.  The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of this statement will not have a material impact on the Company's consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Income (loss) before cumulative effect of change in accounting principle	$493	$(714)	$2,310	$(11,019)
Cumulative effect of change in accounting principle for revenue recognition	-	-	-	(536)
Net income (loss)	$493	$(714)	$2,310	$(11,555)

Weighted average shares - Basic	10,434	10,423	10,434	10,414
Effect of dilutive stock options and warrants (a)	217	-	53	-
Weighted average shares - Diluted	10,651	10,423	10,487	10,414

Net earnings (loss) per share - Basic	$0.05	$(0.07)	$0.22	$(1.11)
Net earnings (loss) per share - Diluted	$0.05	$(0.07)	$0.22	$(1.11)

(a)  Potential common shares of 126 and 202 for the three and nine months ended September 30, 2000, respectively, have been excluded from the earnings per share computations because the effect of their inclusion would be anti-dilutive.

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

Summarized segment information for the three and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

Three months ended September 30, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$151,070	$19,060	$1,774	$171,904
Gross profit	16,929	1,811	189	18,929
Income (loss) from operations	1,051	(10)	(98)	943

Three months ended September 30, 2000	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$166,521	$18,455	$2,211	$187,187
Gross profit	19,715	1,363	252	21,330
Income (loss) from operations	727	(534)	(468)	(275)

Nine months ended September 30, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$472,233	$63,807	$6,195	$542,235
Gross profit	52,791	5,773	563	59,127
Income (loss) from operations	4,449	251	(487)	4,213

Nine months ended September 30, 2000	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$526,728	$89,122	$4,366	$620,216
Gross profit	61,546	3,414	464	65,424
Income (loss) from operations	1,500	(9,318)	(2,588)	(10,406)

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

Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Net sales for the quarter ended September 30, 2001 were $171.9 million, an 8.2% decrease over last year's third quarter net sales of $187.2 million.  eCOST.com accounted for $19.1 million of sales in the third quarter of 2001, and eLinux accounted for $1.8 million in the same period. The decrease in net sales for the quarter is primarily due to a 3% increase in Outbound business sales and a 3% increase in eCOST.com sales, offset by a 13% decline in consumer catalog sales and a 20% decline in eLinux sales over the prior year's third quarter.  For the three months ended September 30, 2001, sales of Apple products represented 22.6% of net sales, compared to 19.8% for the prior year's third quarter.  The events of September 11, 2001, the Company's shift in strategy to Outbound sales and difficult economic conditions contributed to the decline in consumer catalog and overall sales.

Gross profit was $18.9 million for the three months ended September 30, 2001, a decrease of $2.4 million, or 11.3%, over the prior year's comparable quarter. For the Core business, gross profit decreased $2.8 million, or 14.1%, to $16.9 million. For eCOST.com, gross profit for the third quarter of 2001 was $1.8 million, an increase of $0.4 million, or 32.9%, from the prior year's third quarter. For eLinux, gross profit for the quarter ended September 30, 2001 decreased 25.0% to $0.2 million versus the prior year's third quarter. As a percentage of net sales, consolidated gross profit for the three months ended September 30, 2001 decreased to 11.0% compared with 11.4% in the prior year. For the Core business, gross profit as a percentage of net sales declined to 11.2% compared with 11.8% in the prior year's third quarter. Gross profit as a percentage of net sales for eCOST.com increased 28.4% to 9.5% from 7.4% in the prior year's third quarter, reflecting its new pricing strategy.  For eLinux, gross profit as a percentage of net sales decreased to 10.7% from 11.4% compared to the prior year's third quarter. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expenses were $18.0 million for the three months ended September 30, 2001, a decrease of $3.6 million, or 16.8%, from the prior year. As a percentage of sales, selling, general and administrative expenses decreased to 10.5% from 11.5% in the prior year, primarily due to productivity gains in advertising and cost containment throughout all segments of the Company, as part of an ongoing focus on profitability.  For the Core business, selling, general and administrative expenses in the third quarter of 2001 were $15.9 million, a decrease of $3.1 million, or 16.4%, compared to the third quarter of the prior year. As a percentage of net sales, selling, general and administrative expenses for the Core business decreased to 10.5% compared with 11.4% in the third quarter last year. For eCOST.com, selling, general and administrative expenses in the third quarter of 2001 were $1.8 million, a decrease of $0.1 million, or 4.0% compared with the third quarter of the prior year primarily due to productivity gains in advertising, combined with cost containment efforts for that segment. As a percentage of net sales, selling, general and administrative expenses for eCOST.com decreased to 9.6% in the third quarter of 2001 compared with 10.3% in the third quarter last year. For eLinux, selling, general and administrative expenses in the third quarter of 2001 decreased 60.1%, to $0.3 million, compared with the third quarter of the prior year. As a percentage of net sales, selling, general and administrative expenses for eLinux decreased to 16.2% compared with 32.6% in the third quarter last year, reflecting cost containment efforts for that segment.

Net interest expense for the three months ended September 30, 2001 was $0.2 million, compared to $0.4 million of net interest expense for the comparable quarter of 2000.  Net interest expense resulted from borrowings under the Company's line of credit, partially offset by income from the investment of excess cash.

The Company recorded an income tax provision for the quarter ended September 30, 2001 of $0.3 million, utilizing an effective tax rate of 37%, compared to a provision of $30,000 in the prior year for the same period.  The change is primarily due to the non-recognition of tax benefits from losses recorded in the prior year's third quarter.

Net income was $0.5 million, or $0.05 per share, for the three months ended September 30, 2001 compared to a net loss of $0.7 million, or $0.07 per share, for the same period last year.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Net sales for the nine months ended September 30, 2001 decreased 12.6% to $542.2 million compared to the same period last year. eCOST.com accounted for $63.8 million of sales over the first nine months of 2001, and eLinux accounted for $6.2 million over the first nine months of 2001. The decrease in year-to-date net sales compared to prior year is primarily attributable to a decline in consumer catalog sales as the Company shifts its focus to Outbound business sales and profitability, along with a 28.4% decrease in eCOST.com net sales compared to the same period in the prior year.  A difficult economic environment and decreased levels of technology-based spending by customers contributed to the decline.

Gross profit was $59.1 million for the nine months ended September 30, 2001, a decrease of $6.3 million, or 9.6%, over the prior year's comparable period. For the Core business, gross profit decreased $8.8 million, or 14.2%, to $52.8 million for the nine months ended September 30, 2001 over the same period last year. For eCOST.com, gross profit for the nine months of 2001 increased 69.1%, to $5.8 million, over the comparable period of the prior year. For eLinux, gross profit for the nine months ended September 30, 2001 increased 21.3%, to $0.6 million, over the prior nine-month comparable period. As a percentage of net sales, consolidated gross profit for the nine months ended September 30, 2001 increased to 10.9% compared with 10.5% for the same period in the prior year, primarily as a result of gross profit improvements in the Company's eCOST.com subsidiary from the prior year.  For the Core business, gross profit as a percentage of net sales declined to 11.2% compared to 11.7% in the prior year's comparable period. For eCOST.com, gross profit as a percentage of net sales increased to 9.0% for the nine months ended September 30, 2001 from 3.8% in the prior year's comparable period, reflecting a focus by the Company to increase gross profit as percentage of net sales for that segment for that period. For eLinux, gross profit as a percentage of net sales for the nine months ended September 30, 2001 decreased to 9.1% from 10.6% in the comparable period in the prior year.

Selling, general and administrative expenses were $54.9 million for the nine months ended September 30, 2001, a decrease of $20.9 million, or 27.6%, from the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 10.1% from 12.2% in the prior year, primarily due to productivity gains in advertising and cost containment throughout all segments of the Company. For the Core business, selling, general and administrative expenses for the nine months ended September 30, 2001 were $48.3 million, a decrease of $11.7 million, or 19.5%, compared to the same period in the prior year, primarily due to cost containment measures and productivity gains in advertising.  As a percentage of net sales, selling, general and administrative expenses for the Core business decreased to 10.2% for the nine months ended September 30, 2001 compared with 11.4% for the same period last year. For eCOST.com, selling, general and administrative expenses for the nine months ended September 30, 2001 were $5.5 million, a decrease of $7.2 million, or 56.6%, compared with the same nine-month period in the prior year, reflecting the Company's focus on cost containment and advertising productivity.  As a percentage of net sales, selling, general and administrative expenses for eCOST.com decreased to 8.7% for the nine months ended September 30, 2001 compared with 14.3% for the comparable period last year. For eLinux, selling, general and administrative expenses for the nine months ended September 30, 2001 were $1.1 million, a decrease of 65.6% compared with the same period in the prior year. As a percentage of net sales, selling, general and administrative expenses for eLinux decreased to 16.9% for the nine months ended September 30, 2001 compared with 69.9% for the same period last year due to cost containment programs.

Net interest expense for the nine months ended September 30, 2001 was $0.5 million compared to net interest expense of $0.6 million for the comparable period in 2000.  Net interest expense resulted from borrowings under the Company's line of credit, partially offset by income from the investment of excess cash.

The Company recorded an income tax provision of $1.4 million for the nine months ended September 30, 2001 compared to a provision of $30,000 in the prior year.  The change is primarily due to the non-recognition of tax benefits from losses recorded in the prior year's nine months ended September 30, 2000.

Net income was $2.3 million, or $0.22 per share, for the nine months ended September 30, 2001 compared to a net loss of $11.6 million, or $1.11 per share, for the same period last year. Net loss for the nine months ended September 30, 2000 included a charge of $0.5 million for the cumulative effect of a change in accounting principle for revenue recognition.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements of its operations and the development of the Outbound business.  Historically, the Company's primary sources of financing have been from public offerings and borrowings from its stockholders, private investors and financial institutions.

As of September 30, 2001, the Company had cash and cash equivalents of $6.4 million and working capital of $16.4 million. Inventory decreased $3.8 million to $32.0 million from December 31, 2000.  Accounts receivable decreased $13.3 million to $41.7 million from December 31, 2000 primarily due to improved days sales outstanding at September 30, 2001.  For the nine months ended September 30, 2001, capital expenditures were $1.0 million versus $4.2 million for the comparable period last year.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans for the foreseeable future.  However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

During the first quarter of 2001, the Company's existing $40 million credit facility with a commercial finance company was replaced with a new $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "New Line of Credit"). The New Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a  LIBOR option. The New Line of Credit is secured by substantially all of the Company's assets. The New Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million. In addition, in March 2001, the Company entered into a new $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "New Flooring Facility"). The New Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the New Line of Credit in the amount outstanding under the New Flooring Facility from time to time. The amount of the Letter of Credit is applied against the credit limit under the New Line of Credit.  The Company had $7.5 million of borrowings under the credit facility included in accounts payable and $3.6 million of working capital advances outstanding at September 30, 2001.  The Company was in compliance with all credit facility covenants as of September 30, 2001.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of September 30, 2001, the Company has repurchased 15,000 shares under the program.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets."  SFAS 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements."  This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in FAS 121, for long-lived assets to be disposed of by sale.  The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of this statement will not have a material impact on the Company's consolidated financial statements.

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize, causing actual results to differ materially from the forward-looking statements.  In that regard, there can be no assurances that the trends for Apple, Macintosh and PC/WINTEL sales will be sustained, that Outbound business sales trends will continue in future periods, or that the Company's Internet sales will continue to grow. There can be no assurance that the Internal Revenue Service will treat the distribution of uBid shares in June 1999 as a tax-free distribution for federal tax purposes.  In addition, there can be no assurance that the Company's eLinux subsidiary will be developed successfully, achieve market acceptance or continue to make progress toward achieving profitability. There can also be no assurance that the Company will be profitable in the fourth quarter of 2001 or for the 2001 fiscal year, or that cost reductions, EBITDA, or profitability for the Company's Core business and the Company's subsidiaries will continue or improve. There can also be no assurance that the Company will not require additional funding, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, or that adequate financing or vendor credit will be available at acceptable terms, if at all.  There can also be no assurance that the Company will continue to be in compliance with its bank credit facility covenants in future periods.  There can be no assurance that consumer confidence and economic conditions and their impact on the Company's sales and profitability will rebound to levels prior to the September 11th attacks in New York City.  In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include: competition from companies either currently in the market or entering the market, competition from other catalog and retail store resellers and price pressures related thereto, uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer, the Company's reliance on Apple Computer, IBM, Hewlett Packard, Compaq and other vendors, and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive.  Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. As of September 30, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure as of September 30, 2001.

PART II - OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

None.

      b.  Reports on Form 8-K

1. A Current Report on Form 8-K was filed on July 24, 2001 regarding a press release issued to announce unaudited consolidated financial results for the second quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001		PC MALL, INC.

	By:	/s/ TED SANDERS Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)