Form 10-K
period 2001-12-31
PC MALL INC
filed 2002-04-01
CIK 937941

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

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

Common Stock, Par Value $0.001 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 28, 2002 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $30,993,692.  The number of shares outstanding of the Registrant's Common Stock as of March 28, 2002 was 10,443,616.

Documents incorporated by reference into Part III:  Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PC MALL, INC.

PART I

ITEM 1. BUSINESS

General

PC Mall, Inc. (the "Company"), formerly IdeaMall, Inc. and Creative Computers, Inc., founded in 1987, is a rapid response supplier of computer hardware, software, peripheral and electronics products. The Company offers products to business, government and educational institutions as well as individual consumers through relationship-based direct marketing techniques, direct response catalogs, dedicated inbound telemarketing sales executives, the Internet, a direct sales force, and a retail showroom.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, and eCOST.com brands, its five worldwide web sites on the Internet: pcmall.com, macmall.com, ccit-inc.com, ecost.com, and elinux.com, and other promotional materials. The Company's staff of knowledgeable sales executives, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical assistance.  The Company believes that its high level of customer service results in customer loyalty and repeat customer orders.

 In September 1997, the Company formed a wholly-owned subsidiary, uBid, Inc. ("uBid"), to sell computer-related products and consumer electronics through an auction format on the Internet. On December 9, 1998, uBid completed an initial public offering of 1,817,000 shares of its Common Stock.  Upon completion of this offering, the Company owned 80.1% of the outstanding Common Stock of uBid.  On June 7, 1999, the Company divested its ownership in uBid by means of a tax-free distribution of all of its remaining 7.3 million shares of uBid Common Stock to the Company's stockholders of record as of May 24, 1999.  In April 2000, uBid was acquired by CMGI.

In February 1999, the Company formed eCOST.com as a wholly-owned subsidiary.  eCOST.com is a multi-category Internet retailer of computer products and electronics, and offers a broad selection of name-brand products, most of which are sold at competitive prices plus itemized fees for processing and shipping the order.  In December 1999, the Company formed eLinux as a wholly-owned subsidiary to focus on products and services directed to the Linux community.

During 2000, the Company shifted its strategy to focus primarily on its outbound direct marketing operations.  Accordingly, the Company changed its operating strategy for its start-up businesses, eCOST.com and eLinux, emphasizing profitability over growth.

 The Company currently operates in three reportable business segments: 1) a rapid response supplier of computers, hardware, software, peripheral and electronics products under the PCMall, MacMall, and CCIT brands, collectively referred to as the "Core Business"; 2) a multi-category Internet retailer of computer and consumer electronics products under the eCOST.com brand, and 3) a rapid response supplier of Linux-based products and services provided under the eLinux brand.  For segment information relating to net sales, gross profit and operating income, see Note 9 to the Company's financial statements included herein.

Strategy

The Company's strategy is to be a leading rapid response direct marketer and supplier of a broad range of computers, software and related technology products and solutions to businesses, governmental and educational institutions, and individual customers.  Specific elements of the Company's operating strategy include:

Continued Development of Outbound Direct Marketing.  During 2001, the Company continued to intensify its outbound direct marketing efforts to focus on the under-served small and medium business (SMB) market as well as large businesses (enterprise), government and education markets.  The Company believes that its inherent cost efficiencies and its purchasing power with key vendors provides it with competitive advantages and growth opportunities to acquire market-share from small Value-Added Resellers ("VARS") that traditionally serve the SMB market.   Outbound business sales can also be more profitable than inbound sales due to reduced advertising expense and lower transaction cost from higher average order size.  The Company's strategy is to expand its outbound sales executive workforce and use its expertise in database marketing to mine its customer database and purchased name lists for prospects.  During 2001, the Company continued to hire experienced outbound direct marketing executives to manage this initiative and expand the outbound sales executive workforce.  In September 2001, the Company opened a new outbound call center located in Orange County, California.  The Company also focused on the development of its direct marketing executives through its comprehensive training program.  The Company expects to continue to invest in new tools and training to develop its outbound direct marketing sales operation.

 Focus on the Windows/Intel (PC platform) Market.  The Company launched its first PC catalog, PC Mall, primarily for PC platform customers, in May 1995.  The Company published seven editions of PC Mall with a total circulation of 11.1 million copies in 1995.  During 2001, there were 13 editions of the PC Mall catalog distributed, with total circulation of 13.7 million.  Total PC platform revenues were $437.8 million, a  decrease of $60.6 million, or 12.2% over 2000 PC platform revenue of $498.4 million.

 The Company is authorized or otherwise has the ability to sell IBM, Compaq, Hewlett-Packard, Sony, Toshiba and other name brand computers.  The Company has become one of the leading catalog resellers of PC platform products since the start of its PC platform initiative in 1995.

 Continued Macintosh Marketshare Expansion.  Throughout 2001, the Company continued to be a leading rapid response supplier of Macintosh products, offering the full line of Apple and related products.  The Company's sales of Mac-related products in 2001 was $280.4 million, a decrease of $39.8 million, or 12.4% compared to $320.2 million in 2000.  During 2001, the Company published 14 editions of its MacMall catalog with a circulation of 29.7 million copies, a 1% increase from the prior year's 29.5 million circulation and a 6% decrease from the 31.5 million copies circulated in 1999.

 Penetration of the Linux Market.  In February 2000, the Company launched its newest venture, eLinux, focusing on providing technology solutions to Linux users.  Linux is an open source operating software gaining rapid acceptance within the IT community and is used extensively to run network servers.  eLinux  offers complete multi-vendor Linux solutions, including Linux compatible products, consulting and support services, and community.  The Company's eLinux subsidiary serves the rapidly growing Linux community by providing multi-vendor Linux solutions and custom configurations of Linux-based systems and compatible products through its secure web site and its outbound sales executive work force.

Marketing Database Growth.  The Company has compiled a proprietary mailing list of approximately 7.7 million names of previous and potential customers.  The database is continually analyzed to target customer types and increase response and purchase rates.  The Company's response rate (calculated by dividing the number of orders generated by the number of catalogs distributed) for its proprietary mailing list during 2001 was higher than its response rate for prospects from purchased name lists.

 Increased Relationship-Based Selling.  The Company's sales executives are highly trained in relationship building with their customers and are continuously coached to offer higher levels of service.  The Company is committed to relationship-based selling.  Each sales executive is trained and empowered to handle all customer needs, including ongoing customer service and returns-related issues.  Additionally, sales executives bring other expertise to bear as needed from within the Company, including Novell-trained Certified Network Engineers (CNE), Microsoft Windows NT specialists (MCSE) and Apple and Cisco-certified technicians.

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

 Marketing and Sales

The Company designs its various marketing programs to attract new customers and to stimulate additional purchases by previous customers.  The Company continuously attracts new customers by producing leads from existing and purchased databases, employing outbound direct marketing sales techniques to establish relationships with businesses, selectively mailing catalogs to prospective customers and through advertising on the Internet and in major computer user magazines, such as Computer Shopper, MacWorld, Mac Home, Mac Today, Mac Addict and others.  In addition, the Company obtains the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers.   The Company sells its products to businesses, government and educational institutions, as well as individual consumers.

During 2001, the Company acquired a software package designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques.  The software combines these optimization techniques with multiple predictive statistical models to more effectively match offers to individuals and businesses to provide the most profitable results.  The Company expects to begin using the software in 2002.

Outbound Direct Marketing and Inbound Telemarketing.  The Company believes that much of its success has come from the quality and training of its sales executives.  Sales executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders.  Sales executives also have the authority to vary prices within specified parameters in order to meet prices of competitors.  In addition, sales executives undergo an initial three-month training program focusing on use of the Company's systems, product offerings and networking solutions, sales techniques, phone etiquette and customer service.  Sales executives also attend frequent training sessions to stay up-to-date on new products.  Sales executives staff the Company's toll-free order lines 24 hours a day, seven days a week.  Customer service and technical support personnel assist inbound and outbound sales executives.

The Company's phone and computer systems are used for order entry, customer tracking and inventory management.  The computer system maintains a database listing previous customer purchases, which allows sales executives to make product suggestions that fit each customer's specific buying preferences and to offer the latest upgrades for products previously purchased from the Company.  During 2001, the Company shipped approximately 640,000 inbound and outbound orders with an average order size of $739.

Catalogs.  The Company published 13 editions of its PC Mall catalog during 2001 and distributed approximately 13.7 million catalogs.  PC Mall customers receive a catalog several times a year depending on purchasing history.  In addition, the Company includes a catalog with most orders shipped, as well as special promotional flyers and manufacturers' product brochures.

The Company published 14 editions of its MacMall catalog in 2001 and distributed approximately 29.7 million catalogs.  Active MacMall customers receive a catalog several times a year depending upon purchasing history, and the Company includes a catalog with most orders shipped, as well as special promotional flyers and manufacturers' product brochures.

The Company creates all of its catalogs in-house with its own design team and production artists using a computer-based desktop publishing system.  The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

The Internet.  The Company operates five worldwide web sites on the Internet, including pcmall.com, macmall.com, ccit-inc.com, ecost.com and elinux.com.  The Company offers many advanced Internet features such as on-line ordering, access to inventory availability and a large product selection with detailed product information.  The Company also maintains and operates an extranet for its Corporate customers, called "Corporate Access Pages" or CAP sites.  The CAP sites provide custom catalogs and online purchasing channels for corporate customers and their employees.  Sales generated through the Internet have grown rapidly for the Company as it offers its customers a convenient means of shopping and ordering its products.  In addition, the Company's web sites also serve as another source of new customers.  In 2001, the Company shipped approximately 355,000 Internet orders, with an average order size of $608.

Vendor Supported Marketing.  The Company currently has a marketing team that sells advertising space in the Company's catalogs, advertising on the Company's Internet sites and vendor supported outbound marketing campaigns.  These advertising sales generate revenues that offset a substantial portion of the expense of publishing and distributing the catalogs.  The same marketing team also develops marketing campaigns to maximize product sales.

National Off-Page Advertising.  The Company continuously attracts new catalog customers and generates orders through large multi-page color advertisements in major publications such as  Computer Shopper, MacWorld, Mac Home, Mac Today, and Mac Addict.  During 2001, the Company purchased 184 pages of magazine advertising.

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

Customer Return Policy.  The Company offers a 30-day return policy on a number of its products, subject to vendor terms and conditions.  Returns are monitored to identify trends in product acceptance and defects, to enhance customer satisfaction and to reduce overall returns.

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

The following table sets forth the Company's net sales by major product category as a percentage of total net sales for the periods presented.

	Year Ended December 31,
	2001	2000	1999
Computer systems	39.0%	44.3%	43.9%
Peripherals, components and accessories	45.5	42.0	44.0
Software	10.4	9.0	9.8
Other (1)	5.1	4.7	2.3
Total	100.0%	100.0%	100.0%

(1)    Other consists primarily of other electronic products, income from labor charges and sales of extended warranties.

Computer Systems.  The Company offers a large selection of desktop, laptop, and server systems from leading manufacturers including Apple, IBM, Compaq, Hewlett-Packard, Sony, Toshiba and others.

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

Software.   The Company sells a wide variety of software packages in the business and personal productivity, utility, language, educational and entertainment categories, including word processing, spreadsheet and database software.  The Company offers a large number of software programs and licenses from established vendors, such as Microsoft, Corel, Adobe, Symantec, Quark, Lotus, Macromedia and Intuit, as well as numerous specialty products from new and emerging vendors.  The Company also markets upgrades from certain vendors, such as Symantec, Corel, Lotus and Microsoft, which the Company believes offer incremental revenue opportunities.

Purchasing and Inventory

The Company believes that effective purchasing is a key element of its business strategy to provide name brand computer products and related software and peripherals at competitive prices.  The Company believes that its high volume of sales results in increased purchasing power with its primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances.  During 2001, the Company purchased products from over 548 vendors.  During 2001, 2000 and 1999, products manufactured by Apple represented approximately 27.0%, 24.9% and 25.4% of net sales, respectively.  The Company is also linked electronically with twelve distributors, which allows account executives to view distributor product availability on line and drop-ship product directly to their customers.  The benefits of this program, known as virtual warehouse, include reduced inventory carrying costs and improved inventory turns.

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

The Company attempts to manage its inventory position to generate the highest levels of customer satisfaction possible while limiting inventory risk.  The Company believes that it has increased its ability to provide constrained products, which it believes is an important competitive advantage; and the Company invested in this strategy heavily during 2001.  The Company's average annual inventory turns were 15.7 times in 2001, 18.5 times in 2000, and 15.1 times in 1999.  Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products.  The Company has negotiated agreements with many of its vendors that contain price protection provisions intended to reduce the Company's risk of loss due to manufacturer price reductions.  The Company currently has such rights with respect to products that it purchases from Apple, IBM, Compaq, Hewlett-Packard and certain other vendors; however, such rights vary by product line, have other conditions and limitations and can be terminated or changed at any time.

 The market for computers, computer products, peripherals, software and electronics is characterized by rapid technological change and a growing diversity of products.  The Company believes that its success depends in large part on its ability to identify and obtain the right to market products that will meet the changing requirements of the marketplace and to obtain sufficient quantities of product to meet changing demands.  There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to excess or obsolete inventory.

Distribution

The Company operates a full-service 325,000 square foot distribution center in Memphis, Tennessee.  The centralized distribution operations, strategically located near the Federal Express hub in Memphis, allow most orders of in-stock products accepted by 10:00 p.m. Eastern Standard Time to be shipped for delivery by 10:30 a.m. the following day via Federal Express.  Upon request, orders may also be shipped at a lower cost by United Parcel Ground Service.  The Company subleases 105,600 square feet of the Company's 325,000 square foot facility to uBid, and the sublease is coterminus with the building lease.

When an order is entered into the system, an automated credit check or credit card verification is performed and, if approved, the order is electronically transmitted to the warehouse, where a packing slip is printed for order fulfillment.  Orders fulfilled by certain distributors linked electronically with the Company are transmitted directly to their warehouses via electronic data interchange (EDI).  All inventory items are bar coded and located in computer-designated areas which are easily identified on the packing slip.  All orders are checked with bar code scanners prior to final packing to ensure that each order is packed correctly.

The Company believes that its existing distribution facilities are currently adequate for its needs.

Management Information Systems

The Company has committed significant resources to the development of a sophisticated computer system that is used to manage all aspects of its business.  The Company's computer system supports telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution, and facilitates the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business.  The system allows the Company to, among other things, monitor sales trends, make informed purchasing decisions and provide product availability and order status information.  In addition to the main computer system, the Company has a system of networked personal computers, which facilitates data sharing.  The Company also applies its management information systems to the task of managing its inventory.  The Company currently operates its management information system using a Hewlett Packard HP3000 Enterprise System and has a back-up system available in the event of a system failure.  The Company believes that in order to remain competitive it will be necessary to upgrade its management information systems on a continuing basis.

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

Retail Computer Showroom

The Company currently operates one retail computer showroom, located in Santa Monica, California that is targeted at high-end consumers and small businesses located in the Southern California area.

Competition

The retail business for personal computers and related products is highly competitive.  The Company competes with other direct marketers, including CDW, Insight Enterprises, PC Connection and Zones.  In addition, the Company competes with computer retail stores and resellers, including superstores such as CompUSA and Best Buy, certain hardware and software vendors such as Gateway and Dell Computer that sell directly to end users, and other direct marketers of hardware, software and computer-related products.  Barriers to entry are relatively low in the direct marketing industry and the risk of new competitors entering the market is high.  The market in which the Company's retail showroom operates is also highly competitive.

The manner in which personal computers, software and related products are distributed and sold is changing, and new methods of sales and distribution have emerged.  Technology now allows software vendors the ability to sell and download programs directly to consumers, if so desired.  In addition, in recent years the industry has generated a number of new, cost-effective channels of distribution such as computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchants.  Computer resellers are consolidating operations and acquiring or merging with other resellers to achieve economies of scale and increased efficiency.  In addition, traditional retailers have entered and may increase their penetration into the direct mail channel.  The current industry reconfiguration and the trend toward consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for the Company to maintain its operating margins or to increase or maintain the same level of net sales or gross profit.

Although many of the Company's competitors have greater financial resources than the Company, the Company believes that its ability to offer the consumer a wide selection of products, at competitive prices, with prompt delivery and a high level of customer service, and its good relationships with its vendors and suppliers, allow it to compete effectively.  There can be no assurance that the Company can continue to compete effectively against existing or new competitors that may enter the market.  The Company believes that competition may increase in the future, which could require the Company to reduce prices, increase advertising expenditures or take other actions that may have an adverse effect on the Company's operating results.

Employees

As of December 31, 2001, the Company had 907 full-time employees, including 100 people at the Company's distribution center.  The Company emphasizes the recruiting and training of high-quality personnel and, to the extent practical, promotes people to positions of increased responsibility from within the Company.  Each employee initially receives training appropriate for his or her position, followed by varying levels of training in computer technology, communication and leadership.  New account executives participate in an intensive three-month training program, during which time they are introduced to the Company's philosophy, available resources, products and services, as well as basic and advanced sales skills.  Training for specific product lines and continuing education programs for all employees are conducted on an ongoing basis, supplemented by vendor-sponsored training programs for all sales executives and technical support personnel.

The Company's employees are generally compensated on a basis that rewards performance and the achievement of identified goals.  For example, sales executives receive compensation pursuant to a commission schedule that is based primarily upon aggregate sales, gross profit dollars and gross profit percentage generated from their sales efforts.  The Company believes that these incentives positively impact its performance and operating results.

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

Properties

The Company's facilities at December 31, 2001 were as follows:

Description	Sq. Ft.	Location
PC Mall, Inc. Corporate Headquarters	143,532	Torrance, CA
Distribution Center	325,000	Memphis, TN
Wisconsin Sales Office	35,503	Milwaukee, WI
Kansas Property	32,800	Lenexa, KS
CCIT Corporate Headquarters	25,840	Elk Grove Village, IL
Retail Showroom	9,750	Santa Monica, CA
Orange County Sales Office	8,821	Irvine, CA
CCIT Colorado Corporate Sales	2,315	Englewood, CO

 The Company leases all of its facilities, except for the Santa Monica retail showroom and the Lenexa property, both of which are owned by the Company.  The Company's distribution center serves the Company's Core Business, eCOST.com and eLinux operations, and includes shipping, receiving, warehousing and administrative space.  The Company subleases 105,600 square feet of its distribution center to uBid, and is coterminus with the original building lease.  The PC Mall Corporate Headquarters and Wisconsin Sales Office have leases remaining greater than two years.  All of the other leases have remaining terms less than two years.  The Company intends to sell its Lenexa, Kansas building.  The Distribution Center lease expires April 30, 2002, and the Company is negotiating a three-year extension covering 155,000 square feet.

Regulatory and Legal Matters

The direct response business as conducted by the Company is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission and laws or regulations directly applicable to access to or commerce on the Internet.  While the Company believes it is currently in compliance with such laws and regulations and has implemented programs and systems to address its on-going compliance with such regulations, no assurances can be given that new laws or regulations will not be enacted or adopted which might adversely affect the Company's operations.  Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  The growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet.  The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for and growth of the Company's Internet-based sales.

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

Executive Officers

The executive officers of the Company as of March 29, 2002 and their respective ages and positions are as follows:

Name	Age	Position
Frank Khulusi	35	Chairman of the Board, President and Chief Executive Officer
Theodore R. Sanders	47	Chief Financial Officer
Daniel J. DeVries	40	Executive Vice President - Marketing
Kristin M. Rogers	43	Executive Vice President - Enterprise Sales

 The following is a biographical summary of the experience of the executive officers:

Frank F. Khulusi is a co-founder of the Company and has served as Chairman of the Board and Chief Executive Officer of the Company since the Company's inception in 1987, served as President until July 1999, and resumed the office of President in March 2001.  Mr. Khulusi attended the University of Southern California.

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

Daniel J. DeVries has served as Executive Vice President - Marketing since February 1996 and was Senior Vice President from October 1994 to that time.  Mr. DeVries is responsible for all marketing, consumer sales, purchasing and the retail showroom.  Mr. DeVries' marketing responsibilities include vendor co-op marketing, merchandising, database marketing and Internet marketing.  From April 1993 to October 1994, he held various sales and marketing positions with the Company.  From July 1988 to April 1993, Mr. DeVries was a Regional Manager for Sun Computers, a computer retailer.

Kristin M. Rogers joined the Company in February 2000 and was appointed as Executive Vice President  - Enterprise Sales in June 2001.  Ms. Rogers is responsible for all enterprise sales, which includes all sales divisions selling to businesses, as well as the sales support functions including training, sales operations and recruiting.  Prior to joining PC Mall, Ms. Rogers held a variety of positions with Merisel, a computer wholesale distributor from 1980 through 1999, the most recent position being Senior Vice President and General Manager of the US region.  In addition, Ms. Rogers spent one year (1997) as Executive Vice President and General Manager of the US region for Micro Warehouse, a direct marketer based in Norwalk, Connecticut.  Ms. Rogers received a B.A. degree in Political Science at Bates College (Lewiston, Maine).

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
(13)
The failure of the Company to respond adequately to changes in consumer and business preferences, such as the use of the Internet for purchasing, may adversely affect the Company's business and results of operations.
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

The Company has historically operated as a direct marketer of computer products, and has only subsequently expanded its business model to include a focus on the business-to-business and Internet markets by developing its portfolio of web site properties.  The Company has only been active in this new line of business since 1995 when the pcmall.com web site was launched.  The Company established uBid.com, an on-line auction web site in 1997, the ecost.com web site in March 1999 and the eLinux.com web site in February 2000, and plans to continue its focus on the business-to-business and Internet market in the future.   The Company does not have a significant operating history to evaluate the new business focus, and past performance should be not relied upon to predict future performance.  In adding a new business focus, the Company expects that it will have to make changes to its business operations, sales and implementation practices, customer service and support operations and management focus.  The Company also faces new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, reliance on the growth and use of the Internet to generate commercial opportunities, competition from a wider range of sources, the need to develop strategic relationships and other risks.  The Company cannot guarantee that it will be able to successfully transition to this new business focus.

Dependence on Apple

 The Company is dependent on sales of Apple computers and software and peripheral products used with Apple computers.  Products manufactured by Apple represented 27.0%, 24.9% and 25.4% of the Company's net sales in 2001, 2000 and 1999, respectively.  A decline in sales of Apple computers or a decrease in supply of or demand for software and peripheral products for such computers could have a material adverse impact on the Company's business.  During parts of 2001, 2000 and 1999, certain Apple computers were in short supply.  A continuation of such shortages or future shortages could adversely affect the Company's operating results.  The Company is an authorized dealer for the full retail line of Apple products; however, the Company's dealer agreement with Apple is terminable upon 30 days' notice.  The Company's business would be adversely affected if all or a portion of the line of Apple products was no longer available to the Company.  The Company's success is, in part, dependent upon the ability of Apple to develop and market products that meet the changing requirements of the marketplace.  To the extent that these products are not available to the Company, the Company could encounter increased price and other competition, which would adversely affect the Company's business, financial condition and results of operations.

 Rapid Growth

 Since its formation, the Company has experienced rapid growth.  Net sales have grown from $8.7 million in 1990 to $718.1 million in 2001.  The Company's direct marketing sales grew from $117.9 million in 1994 to $472.9 million in 2001.  Internet sales on its pcmall.com, macmall.com, ccit-inc.com, ecost.com and elinux.com web sites grew from $15.6 million in 1997 to $215.8 million in 2001.  As a result of the Company's shift from the retail showroom to the Internet sales and catalog distribution channels, retail showroom sales have decreased from 28.0% of net sales in 1994 to 4.1% in 2001.  In response to the growth in catalog and business-to-business sales, the Company has added a significant number of employees and has been required to expend considerable efforts in training these new employees.  This growth has placed strains on the Company's management, resources and facilities.  As part of its growth strategy, the Company may in the future acquire companies in the same or complementary lines of business.  These acquisitions and any such acquisition and the ensuing integration of the operations of the acquired company with those of the Company place additional demands on the Company's management, operating and financial resources.  The Company's success will, in part, be dependent upon the ability of the Company to manage growth effectively.  In addition, the Company's business and growth could be affected by the spending patterns of existing or prospective customers, the cyclical nature of capital expenditures of businesses, continued competition and pricing pressures, changes in the rate of development of new technologies and new products by manufacturers, acceptance by end users and other trends in the general economy.  There can be no assurance that the Company's historical growth will continue in the future.

 Competition

 The retail business for personal computers, electronics and related products is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information.  The Company competes with other direct marketers, including CDW, Insight Enterprises, PC Connection and Zones.  In addition, the Company competes with computer retail stores and resellers including superstores such as CompUSA and Best Buy, certain hardware and software vendors such as Gateway and Dell Computer that sell directly to end users, and other direct marketers of hardware, software and computer-related products.  In the direct marketing and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high.  Certain existing competitors of the Company have substantially greater financial resources than the Company.  There can be no assurance that the Company can continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.  In addition, price is an important competitive factor in the personal computer hardware, software and peripherals market and the market for electronics products, and there can be no assurance that the Company will not be subject to increased price competition, which may have an adverse effect on the Company's business, financial condition and results of operations.  There can be no assurance that the Company will not lose market share or that it will not be forced in the future to reduce its prices in response to the actions of its competitors and thereby experience a further reduction in its gross margins.

Narrow Gross Operating Margins

 As a result of intense price competition in the computer products and electronics industry, the Company's margins have historically been narrow and are expected to continue to be narrow.  These narrow gross margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events.

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

 Dependence on Vendors

 The Company purchases all of its products from vendors.  Certain key vendors, including IBM, Hewlett-Packard, Compaq and Apple, provide the Company with trade credit as well as substantial incentives in the form of discounts, credits and cooperative advertising.  Most key vendors have agreements to provide, or otherwise have consistently provided, market development funds to the Company, whereby such vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs to their respective products.  Termination or interruption of the Company's relationships with one or more of these vendors, including Apple, or modification of the terms or discontinuance of the agreements and market-development fund programs with these vendors, could adversely affect the Company's operating income and cash flow.  The Company's success is dependent in part upon the ability of its vendors to develop and market products that meet the changing requirements of the marketplace.  Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less.  In most cases, the Company has no guaranteed price or delivery arrangements with its suppliers.  As a result, the Company has experienced and may in the future experience short-term inventory shortages on certain products.  In addition, manufacturers who currently sell their products through the Company may decide to sell their products directly or through resellers or channels other than the Company.  Further, the personal computer industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain manufacturers to supply certain products as needed.  There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill the Company's customers' orders on a timely basis or that the Company will be able to obtain particular products or that a product line currently offered by suppliers will continue to be available.  Similarly, there can be no assurance that the Company will be able to obtain authorizations from new vendors which may introduce new products that create market demand.

 Business Interruption; Facilities

The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to its customers.  The Company has taken several precautionary steps to help minimize the impact of disasters that might cause business interruptions.  There can be no assurance that a disruption will not occur; however, any disruption of the Company's day-to-day operations including those caused by natural disasters, acts or threats of war, terrorism or other conflict could have a material adverse effect upon the Company, and any interruption, corruption, degradation or failure of the Company's management information systems, distribution center, web site or telephone system could impair its ability to receive and process customer orders and ship products on a timely basis.  The Company does not have a redundant telephone system and does not have a backup or redundant call center.

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

 Risk of Technological Changes and Inventory Obsolescence

 The market for personal computers, peripherals, software and electronics products is characterized by rapid technological change and a growing diversity of products.  The Company's success depends in large part on its ability to identify and obtain the right to market products that will meet the changing requirements of the marketplace.  There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to excess and obsolete inventory.  The Company currently has limited return rights with respect to products which it purchases from Apple, IBM, Compaq, Hewlett-Packard and certain other vendors; however, such rights vary by product line, have other conditions and limitations and can be terminated or changed at any time.

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

 Management of Growth

The rapid growth of the Company's business has required the Company to make significant additions in personnel and has significantly increased the Company's working capital requirements.  Although the Company has experienced significant sales growth, such growth should not be considered indicative of future sales growth.  Such growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place significant strain upon the Company's management, operating and financial systems, and other resources.  There can be no assurance that this strain will not have a material adverse effect on the Company's business, financial condition, and results of operations, nor can there be any assurance that the Company will be able to attract or retain sufficient personnel to continue the expansion of its operations.  Also crucial to the Company's success in managing its growth will be its ability to achieve additional economies of scale.  There can be no assurance that the Company will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

Possible Volatility of Stock Price

The Company believes certain factors, such as sales of the Company's Common Stock into the market by existing stockholders, fluctuations in quarterly operating results and market conditions generally, including market conditions affecting stocks of computer hardware and software manufacturers and resellers and companies in the Internet and electronic commerce industries in particular, and other technology or related stocks, could cause the market price of the Company's Common Stock to fluctuate substantially.  The stock market in general, and the stocks of computer and software resellers, and companies in the Internet and electronic commerce industries in particular, and other technology or related stocks, have in the past experienced extreme price and volume fluctuations which have been unrelated to corporate operating performance.  Such market volatility may adversely affect the market price of the Company's Common Stock.

 The Company's Common Stock is presently authorized for quotation on the Nasdaq National Market. Accordingly, the Company is subject to all requirements of its listing agreement with Nasdaq.  Among the events that could cause the Company's Common Stock to have its status as a National Market security terminated include the failure to maintain a minimum closing bid price for the Common Stock of $1.00 per share, failure to timely hold annual meetings of stockholders and failure to comply with other corporate governance requirements.  Any delisting of the Company's Common Stock from the Nasdaq National Market could have a material adverse effect on the liquidity and market price of the Company's Common Stock.

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

 No matter was submitted to a vote of security holders during the fourth quarter of 2001.

PART I

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 The Common Stock of the Company has been traded on the Nasdaq National Market since the Company's initial public offering on April 4, 1995 (the "IPO").  Prior to the IPO, there was no public market for the Company's Common Stock.  The following table sets forth the range of high and low closing sales prices for the Company's Common Stock for the periods indicated, as reported by the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 1999
First Quarter	$43.25	$25.13
Second Quarter	39.13	6.06
Third Quarter	7.88	5.25
Fourth Quarter	11.00	5.75

Year Ended December 31, 2000
First Quarter	14.06	7.13
Second Quarter	10.06	3.66
Third Quarter	4.56	2.59
Fourth Quarter	3.13	0.53

Year Ended December 31, 2001
First Quarter	2.50	0.81
Second Quarter	2.01	1.00
Third Quarter	3.50	1.43
Fourth Quarter	4.06	1.73

On March 28, 2002, the closing price of the Company's Common Stock as reported on the Nasdaq National Market was $4.40 per share.  As of March 28, 2002, there were approximately 52 holders of record of the Common Stock.

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

 ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.  The selected income statement data for the years ended December 31, 1999, 2000 and 2001 and the selected balance sheet data as of December 31, 2000 and 2001 are derived from the Company's audited consolidated financial statements, which are included elsewhere herein.  The selected income statement data for the years ended December 31, 1997 and 1998 along with the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from the audited consolidated financial statements of the Company which are not included herein.  The selected operating data are derived from the operating records of the Company and have not been audited.

	Year Ended December 31,
	(in thousands, except per share data)
	2001	2000(2)	1999	1998	1997
Net sales	$718,083	$818,627	$730,181	$642,006	$546,122
Cost of goods sold	639,111	730,794	650,630	568,309	476,053
Retail store closure inventory reserve	-	-	-	3,679	-
Gross profit	78,972	87,833	79,551	70,018	70,069
Selling, general, and administrative expenses	73,775	95,536	83,687	76,812	63,252
Expenses related to retail store closure	-	-	-	6,773	-
Income (loss) from operations	5,197	(7,703)	(4,136)	(13,567)	6,817
Interest income (expense)	(709)	(917)	245	(291)	144
Income (loss) before income taxes	4,488	(8,620)	(3,891)	(13,858)	6,961
Income tax provision (benefit)	-	-	812	(5,034)	2,642
Income (loss) from continuing operations	4,448	(8,620)	(4,703)	(8,824)	4,319
Discontinued operations	-	-	(6,240)	(8,971)	(194)
Cumulative effect of change in accounting principle	-	(536)	-	-	-
Net income (loss)	$4,488	$(9,156)	$(10,943)	$(17,795)	$4,125

Basic earnings per share (1)
Continuing operations	$0.43	$(0.83)	$(0.45)	$(0.87)	$0.44
Discontinued operations	-	-	(0.60)	(0.88)	(0.02)
Cumulative effect of change in accounting principle	-	(0.05)	-	-	-
	$0.43	$(0.88)	$(1.05)	$(1.75)	$(0.42)
Diluted earnings (loss) per share (1)
Continuing operations	$0.43	$(0.83)	$(0.45)	$(0.87)	$0.43
Discontinued operations	-	-	(0.60)	(0.88)	(0.02)
Cumulative effect of change in accounting principle	-	(0.05)	-	-	-
	$0.43	$(0.88)	$(1.05)	$(1.75)	$0.41
Pro Forma amounts assuming the accounting change required by SAB 101 is applied retroactively (See Note 1 of Notes to Consolidated Financial Statements)
Income (loss) from continuing operations	$4,488	$(8,620)	$(4,842)	$(8,928)	$4,222
Net income (loss)	$4,488	$(8,620)	$(11,082)	$(17,899)	$4,028
Basic earnings (loss) per share
Continuing operations	$0.43	$(0.83)	$(0.47)	$(0.88)	$0.43
Net income (loss)	$0.43	$(0.83)	$(0.47)	$(0.88)	$0.41

Diluted earnings (loss) per share
Continuing operations	$0.43	$(0.83)	$(0.47)	$(0.88)	$0.42
Net income (loss)	$0.43	$(0.83)	$(1.07)	$(1.76)	$0.41

Basic weighted average number of shares outstanding	10,436	10,419	10,383	10,176	9,895
Diluted weighted average number of shares outstanding	10,551	10,419	10,383	10,176	10,030

(1) Earnings (loss) per share and weighted average shares outstanding have been restated for all periods prior to 1998 to reflect the adoption of SFAS 128, "Earnings per Share".

(2) Operating results in 2000 reflect the implementation of SAB 101. See Note 1 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	(in thousands, except average order size)
Selected Operating Data	2001	2000	1999	1998	1997
Direct marketing net sales	$472,927	$574,956	$556,461	$562,284	$462,705
Internet sales	$215,760	$207,826	$138,986	$36,143	$15,586
Retail net sales	$29,396	$35,845	$34,734	$43,579	$67,831
Number of catalogs distributed	43,367	49,263	58,955	69,427	62,220
Orders filled (Direct marketing)	640	687	874	1,075	982
Orders filled (Internet)	355	390	336	121	44
Average order size (Direct marketing)	$739	$837	$637	$523	$471
Average order size (Internet)	$608	$533	$414	$299	$354
Mailing list size	7,685	6,022	5,459	4,792	4,177

	December 31
	(in thousands)
Balance Sheet Data	2001	2000	1999	1998	1997
Working capital	$17,270	$10,184	$18,697	$36,285	$30,183
Total assets	$125,805	$137,566	$150,005	$143,174	$131,466
Short-term debt	$1,437	$579	$148	$122	$10,186
Line of credit	$1,561	$17,315	$-	$-	$9,956
Long-term debt, excluding current portion	$375	$703	$284	$161	$496
Stockholders' equity	$44,011	$39,508	$48,598	$67,564	$60,082

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Overview

The Company began operations in May 1987 as a mail order company and opened its first retail computer showroom in August 1987.  After opening its first retail showroom, the Company conducted mail order operations from one of its retail showroom locations.  The Company became an authorized Apple dealer in 1991. During 1997, the Company operated four retail showrooms in Southern California under the name Creative Computers and three retail showrooms in Illinois and one retail showroom in Indiana under the name of Elek-Tek.  During the first quarter of 1998, the Company closed all but one of its retail showrooms.

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

In 1998, the Company modified its strategic focus to acquiring small-to-medium size business customers and established an outbound relationship-based direct marketing model.  The outbound direct marketing model involves hiring and training technical sales executives, developing qualified business leads and establishing business relationships with IT professionals.

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

During 2000, the Company shifted its strategy to focus primarily on its outbound direct marketing operations.  Accordingly, the Company changed its operating strategy for its start-up businesses, eCOST.com and eLinux, emphasizing profitability over growth.

Net sales from direct marketing operations, as a percentage of net sales, were  65.9%, 70.2% and 76.2% in 2001, 2000 and 1999 respectively, with an average order size of $739, $837, and $637 for those respective years.  Net sales from the Internet, as a percentage of net sales, were 30.0%, 25.4% and  19.0% in 2001, 2000 and 1999 respectively, with an average order size of $608,  $533 and $414 for those respective years.

Net sales of the Company are derived primarily from the sale of computer hardware, software, peripherals, and electronic products to businesses, government and educational institutions as well as individual consumers through relationship-based direct marketing techniques, direct response catalogs, dedicated inbound telemarketing sales executives, the Internet, a direct sales force, and a retail showroom. Gross profit consists of net sales less product and shipping costs. The Company receives marketing development funds ("MDF") from manufacturers of products included in the Company's catalogs and web sites, as well as co-operative advertising funds ("Co-Op") on products purchased from manufacturers and vendors.

A substantial portion of the Company's business is dependent on sales of Apple computers and software and peripheral products used with Apple computers. Products manufactured by Apple represented approximately 27.0%, 24.9% and  25.4% of the Company's net sales in 2001, 2000 and 1999, respectively.

Results of Operations

The following table sets forth for the years indicated information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.  Results for the year ended December 31, 1999 have been restated to reflect the results of uBid as discontinued operations. There can be no assurance that trends in sales gross profit or operating results will continue in the future.

	Percentage of Net Sales
	Year Ended December 31,

	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.0	89.3	89.1
Gross profit	11.0	10.7	10.9
Selling, general, and administrative expenses	10.3	11.7	11.5
Income (loss) from operations	0.7	(1.0)	(0.6)
Interest expense, net	0.1	-	0.1
Income (loss) before income taxes	0.6	(1.0)	(0.5)
Income tax provision	-	-	0.1
Income (loss) from continuing operations	0.6	(1.0)	(0.6)
Loss from discontinued operations	-	-	(0.9)
Cumulative effect of change in accounting principle	-	(0.1)	-
Net income (loss)	0.6%	(1.1)%	(1.5)%

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Net sales in  2001 were $718.1 million, a decrease of $100.5 million or 12.3% from net sales of $818.6 million in 2000.  The Company's Core Business net sales declined 11.0% to $625.0 million in 2001.  The Core Business sales decline in 2001 resulted from reduced demand and lower selling prices of technology products due to the economic recession and the effect of the September 11th attacks.  Further, net catalog circulation in 2001 decreased 12.0%, or 5.9 million catalogs to 43.4 million,  comprised of 29.7 million and 13.7 million MacMall and PC Mall catalogs, respectively.  Retail net sales included in the Core Business declined $6.5 million or 18.0% in 2001 to $29.4 million.  The decline was partially offset by an increase in Core Business Internet sales of $33.7 million, a 35.0% increase over 2000.  Net sales for the Company's eCOST.com segment in 2001 declined $25.3 million or 23.0% over 2000  because of a significant reduction of advertising expenditures and increases in product margins to sustainable levels.  The Company's eLinux segment reported net sales growth in 2001 of 34.5% to $8.4 million from $6.2 million in 2000.  Total PC platform revenues were $437.7 million, a  decrease of $60.7 million, or 12.2% over 2000 PC platform revenue of $498.4 million.    Total sales of  Mac platform products in 2001 was $280.4 million, a decrease of $39.8 million, or 12.4% compared to $320.2 million in 2000.

Gross profit increased as a percentage of net sales to 11.0% in 2001, versus 10.7% in 2000.  The gross profit percentage in 2001 was positively affected by eCOST.com, which nearly doubled its margin percentage from 2000,  partially offset by a decline in the Core Business margin to 11.3% from 11.7% of sales in 2000, due to market conditions.  eCOST.com gross profit increased 49.5% to $7.7 million in 2001, from $5.2 million in 2000 as a result of its focus on profitability.  Core Business gross profit declined 14.1% to $70.5 million in 2001 primarily as a result of decreased net sales.  eLinux gross profit increased in 2001 by $0.1 million or 21.0% over 2000.  Gross profit margin may vary depending on various factors, including outbound sales initiatives, fluctuations in key vendor support programs and price protections, product mix, market conditions and other factors.

Selling, general and administrative expenses (SG&A) declined $21.8 million in 2001, or 22.8% from 2000 due to companywide cost containment efforts, combined with increased productivity in net advertising expense.  The decline in SG&A expenditures resulted in a decrease in SG&A as a percentage of net sales, decreasing to 10.3% in 2001 from 11.7% in 2000.  Core Business SG&A declined $12.3 million in 2001, or 15.9% primarily due to cost containment efforts and optimization of advertising expenditures.  Core Business SG&A as a percentage of net sales declined to 10.4% from 11.0% in 2000.  eCOST.com SG&A decreased 50.1% in 2001, to $7.3 million, from $14.6 million in 2000, resulting primarily from reduced adverting expenditures.  eCOST.com SG&A as a percentage of net sales declined to 8.6% in 2001, versus 13.3% in 2000.  SG&A expenses for eLinux were $1.3 million in 2001, a decrease of $2.1 million, or 61.6% from $3.5 million in the prior year due primarily to reduced advertising expenditures.  As a percentage of net sales, eLinux SG&A declined to 15.9% in 2001, versus 55.6% in 2000.

Net interest expense was $0.7 million for the year ended December 31, 2001 compared to $0.9 million net interest expense for the year ended December 31, 2000.  The decrease was due to reduced borrowings and outstanding debt throughout the year of 2001 versus 2000, as well as reduced borrowing rates.

No income tax provision was recorded for the year ended December 31, 2001 or for the year ended December 31, 2000;  as such, the effective tax rate was 0% for both years.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Net sales for the year ended December 31, 2000 were $818.6 million, an increase of $88.4 million or 12.1% over net sales for the year ended December 31, 1999 of $730.2 million. Telemarketing/catalog sales for 2000 were $575.0 million, an increase of $18.5 million or 3.3% compared to 1999 telemarketing/catalog sales of $556.5 million. The increase in telemarketing/catalog sales is primarily due to higher revenue per book and average order value. Net catalog circulation in 2000 decreased 16.4%, or 9.7 million catalogs to 49.3 million, of which MacMall comprised 29.5 million, PC Mall 18.0 million and ComputAbility 1.8 million. The ComputAbility catalog was merged with PC Mall during 2000. Internet sales in 2000 were $207.8 million, an increase of 49.5%, or $68.8 million over 1999. Retail net sales in 2000 were $35.8 million, an increase of 3.2%, or $1.1 million from 1999. PC platform net sales increased 21.5% to $498.4 million in 2000, versus $410.2 million in 1999. Sales for eCOST.com were $110.0 million, an increase of $73.2 million, or 199% over 1999 sales of $36.8 million. Sales for eLinux were $6.2 million in its first year of operations.

Gross profit for the year ended December 31, 2000 was $87.8 million, an increase of $8.3 million or 10.4% from gross profit of $79.6 million for the year ended December 31, 1999. The increase in gross profit was primarily due to the sales increase in 2000 over 1999, partially offset by a slight decrease in overall margin as a percentage of sales. Gross profit as a percentage of sales was 10.7% in 2000, versus 10.9% in 1999. The gross profit percentage was negatively affected by lower margins experienced by eCOST.com, primarily in the first half of the year, and other factors, including outbound sales initiatives and fluctuations in key vendor support programs, offset by an improvement in the core business margin to 11.6% from 11.4% of sales in 1999. Completing its second year of operations, gross profit for eCOST.com was $5.2 million for the year ended December 31, 2000, an increase of 1,877% or $4.9 million over 1999 gross profit of $0.3 million. Gross profit for eLinux was $0.7 million for the year ended December 31, 2000, its first year of operations.

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

Liquidity and Capital Resources

The Company's primary capital need has been funding the working capital requirements created by its growth in sales.  Historically, the Company's primary sources of financing have come from cash flow from operations, public offerings and borrowings from its stockholders, private investors and financial institutions. In April and August 1995, the Company completed an initial public offering and a follow on offering of its Common Stock which resulted in aggregate net proceeds to the Company of approximately $46.6 million. Cash flows from operations were $14.9 million, $(28.0) million, and $21.5 million for 2001, 2000 and 1999, respectively.

Inventory increased $10.2 million in 2001 and inventory turns declined to 15.7  from 18.5 in 2000.  Inventory increased at the end of 2001 versus 2000 as a result of strategic purchases made at the end of 2001.  Accounts receivable decreased $16.3 million to $38.7 million during 2001, primarily due to strong cash collections and improved days sales outstanding.

For the year ended December 31, 2001, the Company's capital expenditures were $1.3 million compared to $4.4 million in 2000 and $4.2 million in 1999. The Company's primary capital needs will continue to fund its working capital requirements for anticipated sales growth, possible acquisitions and new business ventures.

In March 2001, the Company replaced its existing $40 million credit facility with a new $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "New Line of Credit").  The New Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At December 31, 2001, the Prime Rate was 4.75%.  The New Line of Credit is secured by substantially all of the Company's assets.  The New Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  In addition, in March 2001, the Company entered into a new $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "New Flooring Facility").  The New Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the New Line of Credit in the amount outstanding under the New Flooring Facility from time to time.  The amount of the Letter of Credit is applied against the credit limit under the New Line of Credit.  The Company had $4.6 million of borrowings under the credit facility included in accounts payable and $1.6 million of net working capital advances outstanding at December 31, 2001.

At December 31, 2001 and 2000, the Company had cash and short-term investments of $10.0 million and $12.2 million, respectively, and working capital of $17.3 million and $10.2 million, respectively.  The Company has historically funded its operations through a combination of operating cash flow, current working capital and available lines of credit.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2002.  However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. As of December 31, 2001, the Company has repurchased 15,000 shares.

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

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001.  The Company has not determined the full impact that adoption of this Standard will have on its consolidated financial statements.  However, the Company does anticipate that selling, general and administrative expenses will be reduced by approximately $0.5 million per year due to the discontinuance of goodwill amortization as required by the Standard.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets."  SFAS No.144 supercedes FAS No. 121," Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements."  This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale.  The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of this statement will not have a material impact on the Company's consolidated financial statements.

Critical Accounting Policies

The Company has identified the following as its critical accounting policies:

Revenue Recognition.  Net sales include product sales, net of returns and allowances, and gross outbound shipping and handling charges.  The Company recognizes revenue from product sales, net of discounts, coupon redemption and estimated sales returns, when title to products sold has transferred to the customer, generally upon the receipt of products by the customer.  The Company offers a 30-day return policy on selected items based on manufacturer return policies, and provides an allowance for sales returns based on historical experience.  For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Allowance for Doubtful Accounts Receivable.  The Company maintains an allowance for doubtful accounts receivable based upon estimates of future collection.  The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history, and generally does not require collateral.  The Company continually evaluates its customers' financial condition and credit history in determining the adequacy of  its allowance for doubtful accounts.  The Company also maintains an allowance for uncollectible vendor receivables which arise from vendor rebate programs, price protections and other promotions.  The Company determines the sufficiency of the vendor receivable allowance based various factors, including payment history.  Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs.

Reserve for Inventory Obsolescence.  The Company maintains allowances for the valuation of its inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions,  nature, age and type of of each product.  The Company continually evaluates the adequacy of its inventory reserve.

Deferred Advertising Revenue and Costs.  The Company produces and circulates catalogs at various dates throughout the year and  receives market development funds and cooperative (co-op) advertising funds from vendors included in each catalog.  These funds are recognized based on sales generated over the life of the catalog, approximately eight weeks.  The costs of developing, producing and circulating each catalog are deferred and charged to advertising expense at the same rate as the co-op revenue based on the life of the catalog.  Deferred advertising revenue is included in accrued expenses and other current liabilities, offset by deferred advertising costs, which are included in prepaid expenses and other current assets.

Contractual Obligations

The following tables set forth the Company's future contractual obligations and other commercial commitments as of December 31, 2001 (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$ 1,250	$ 1,000	$ 250	$ -	$ -
Operating leases	10,548	2,450	4,111	2,941	1,046
Capital lease obligations	655	507	148	-	-
Total contractual cash obligations	$ 12,453	$ 3,957	$ 4,509	$ 2,941	$ 1,046

Other commercial commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$ 6,161	$ 6,161	-	-	-

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. At March 29, 2002, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at March 29, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Information regarding directors of the Company is set forth under the caption "Election of Directors," in the Company's definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders and such information is incorporated herein by reference. A list of executive officers of the Company is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Election of Directors - Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 The following consolidated financial statements of the Company are filed as part of this report:

(a) (1) Consolidated Financial Statements.  See Consolidated Financial Statements beginning on page F-2.

      (2) Financial Statement Schedules.  See Schedule II, Valuation and Qualifying Accounts in the Consolidated Financial Statements.

      (3) Exhibits.

      The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Description
3.1
Certificate of Incorporation of the Company (1)
3.1(A)
Certificate of Amendment of Certificate of Incorporation, dated June 1, 2000 (13)
3.1(B)
Certificate of Amendment of Certificate of Incorporation, dated June 19, 2001 (14)
3.2
Amended and Restated Bylaws of the Company (13)
10.1*
Amended and Restated 1994 Stock Incentive Plan (10)
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
10.37(A)
Tax Indemnification and Allocation Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998, as amended (8)
10.37(B)
Amendment No. 1 to the Tax Indemnification and Allocation Agreement by and among uBid, Creative Computers and CMGI, Inc., dated as of February 9, 2000 (9)
10.38
Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of July 1, 1998 (6)
10.41(A)
Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of December 1, 1999 (12)
10.41(B)
Amendment No. 1 to the Sublease Agreement between the Company and uBid, Inc., dated as of February 1, 2001
10.43
Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and Subsidiaries (13)
10.44
Agreement for Wholesale Financing dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and Subsidiaries (13)
10.45*
Employment Agreement dated January 20, 2000 between the Company and Kristin M. Rogers.
21.1
Subsidiaries
23.1
Consent of PricewaterhouseCoopers LLP
(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
(2)
Incorporated by reference to the Company's Registration Statement on Form S-1 (33-95416) declared effective on August 23, 1995.
(3)
Intentionally omitted.
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
(10)
Incorporated by reference to Annex A of the registrant's Definitive Proxy Statement filed with the Commission on April 24, 2000.
(11)
Intentionally omitted.
(12)
Incorporated by reference to the Company's Annual Report of Form 10-K, File Number 0-25790, for the year ended December 31, 1999, filed with the Commission on March 30, 2000.
(13)
Incorporated by reference to the Company's Annual Report of Form 10-K, File Number 0-25790, for the year ended December 31, 2000, filed with the Commission on March 30, 2001.
(14)
Incorporated by reference to the Company's Annual Report of Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

        * The referenced exhibit is a compensatory contract, plan or arrangement.

 (b)    Reports on Form 8-K:

1.  A Current Report on Form 8-K was filed on October 25, 2001 regarding a press release issued to announce unaudited consolidated financial results for the third quarter of 2001.

PC MALL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements and Supplementary Data
Report of Independent Accountants	F-2
Consolidated Balance Sheet at December 31, 2001 and 2000	F-3
Consolidated Statement of Operations for the Years Ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999	F-5
Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	F-6
Notes to Consolidated Financial Statements	F-7
Quarterly Financial Information (unaudited)	F-8

Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	F-9

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PC Mall, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of revenue recognition in 2000.

/s/ PRICEWATERHOUSECOOPERS LLP

 Los Angeles, California

January 18, 2002

PC MALL, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31,	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$9,972	$12,195
Accounts receivable, net of allowance for doubtful accounts of $2,340 and $1,162, respectively	38,707	54,970
Inventories	46,074	35,838
Prepaid expenses and other current assets	2,096	2,489
Deferred income taxes	1,840	2,047
Total current assets	98,689	107,539

Property and equipment, net	11,304	14,928
Goodwill, net	10,796	11,316
Deferred income taxes	4,062	3,738
Other assets	954	45
	$125,805	$137,566
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$59,151	$59,294
Accrued expenses and other current liabilities	10,526	12,963
Deferred revenue	8,744	7,204
Line of credit	1,561	17,315
Capital leases - current portion	437	573
Notes payable - current portion	1,000	6
Total current liabilities	81,419	97,355

Capital leases	125	562
Notes payable	250	141
Total liabilities	81,794	98,058

Commitments and contingencies (See Note 5)

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 15,000,000 shares authorized; 10,443,616 and 10,433,866 shares issued and outstanding	11	11
Additional paid-in capital	74,418	74,403
Treasury stock at cost: 15,000 shares	(91)	(91)
Retained earnings (accumulated deficit)	(30,327)	(34,815)
Total stockholders' equity	44,011	39,508
	$125,805	$137,566

See notes to consolidated financial statements.

PC MALL, INC.
 CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Net sales	$718,083	$818,627	$730,181
Cost of goods sold	639,111	730,794	650,630
Gross profit	78,972	87,833	79,551
Selling, general and administrative expenses	73,775	95,536	83,687
Income (loss) from operations	5,197	(7,703)	(4,136)
Interest income (expense), net	(709)	(917)	245
Income (loss) before income taxes	4,488	(8,620)	(3,891)
Income tax provision	-	-	812
Income (loss) from continuing operations	4,488	(8,620)	(4,703)
Loss from discontinued operations, net of minority interest of $1,500 in 1999	-	-	(6,240)
Income (loss) before cumulative effect of change in accounting principle	4,488	(8,620)	(10,943)
Cumulative effect of change in accounting principle for revenue recognition	-	(536)	-
Net income (loss)	$4,488	$(9,156)	$(10,943)

Earnings (loss) per share:
Continuing operations	$0.43	$(0.83)	$(0.45)
Discontinued operations		-	(0.60)
Cumulative effect of change in accounting principle	-	(0.05)	-
	$0.43	$(0.88)	$(1.05)

Diluted earnings (loss) per share:
Continuing operations	$0.43	$(0.83)	$(0.45)
Discontinued operations		-	(0.60)
Cumulative effect of change in accounting principle	-	(0.05)	-
	$0.43	$(0.88)	$(1.05)

Pro Forma amounts assuming the accounting change is applied retroactively (See note 1)

Income (loss) from continuing operations			$(4,842)
Net income (loss)			$(11,082)

Basic earnings (loss) per share:
Continuing operations			$(0.45)
Discontinued operations			(0.60)
Cumulative effect of change in accounting principle			-
			$(1.05)

Diluted earnings (loss) per share:
Continuing operations			$(0.45)
Discontinued operations			(0.60)
Cumulative effect of change in accounting principle			-
			$(1.05)

Basic weighted average number of shares outstanding	10,436	10,419	10,383
Diluted weighted average number of shares outstanding	10,551	10,419	10,383

See notes to consolidated financial statements.

PC MALL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional paid-in capital	Retained Earnings (Deficit)	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 1998	10,265	$10	$82,361	$(14,716)	$(91)	$67,564
Spin-off of uBid subsidiary	-	-	(8,877)	-	-	(8,877)
Stock option exercises	139	1	853	-	-	854
Net Loss	-	-	-	(10,943)	-	(10,943)
Balance at December 31, 1999	10,404	11	74,337	(25,659)	(91)	48,598
Stock option exercises	30	-	66	-	-	66
Net Loss	-	-	-	(9,156)	-	(9,156)
Balance at December 31, 2000	10,434	11	74,403	(34,815)	(91)	39,508
Stock option exercises	10	-	15	-	-	15
Net Income	-	-	-	4,488	-	4,488
Balance at December 31, 2001	10,444	11	74,418	(30,327)	(91)	44,011

See notes to consolidated financial statements.

PC MALL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the twelve months ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$4,488	$(9,156)	$(10,943)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	5,607	6,001	4,961
(Benefit)/provision for deferred income taxes	(117)	-	693
Loss on disposal of fixed assets	41	-	-
Loss from discontinued operations	-	-	6,240
Changes in assets and liabilities, net of spin-off
Accounts receivable	16,263	(7,175)	(7,176)
Inventories	(10,236)	3,521	1,090
Prepaid expenses and other current assets	329	370	(471)
Other assets	(388)	(3)	96
Accounts payable	(143)	(27,315)	24,480
Accrued expenses and other current liabilities	(2,437)	5,801	2,504
Deferred revenue	1,540	-	-
Total adjustments	10,459	(18,800)	32,417

Net cash provided by/(used in) operating activities	14,947	(27,956)	21,474

Cash flows from investing activities:
Collection of notes receivable	-	3,331	-
Purchases of property and equipment	(1,345)	(4,425)	(4,185)
Proceeds from sale of property and equipment	81	-	-

Net cash used in investing activities	(1,264)	(1,094)	(4,185)

Cash flows from financing activities:
Payments for deferred financing costs	(697)	-	-
Borrowings under notes payable	2,000		-
Payments under notes payable	(897)	(7)	(7)
Net (payments)/borrowings under line of credit	(15,754)	17,315	-
Principal payments of obligations under capital leases	(573)	(455)	(252)
Proceeds from stock issued under stock option plans	15	66	854

Net cash (used in)/provided by financing activities	(15,906)	16,919	595

Net (decrease)/increase in cash and cash equivalents	(2,223)	(12,131)	17,884
Cash and cash equivalents:
Beginning of year	12,195	24,326	6,442
End of year	$9,972	$12,195	$24,326

See notes to consolidated financial statements.

PC MALL, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.            Summary of Significant Accounting Policies

 Description of Company

PC Mall, Inc., formerly IdeaMall, Inc. and Creative Computers, Inc. (the "Company"), founded in 1987, is a rapid response supplier of personal computer hardware, software and peripheral products, as well as consumer electronics.  The Company offers products to individual consumers, home offices, small businesses and large corporations through direct response catalogs, dedicated inbound and outbound sales executives, a direct sales force, a retail showroom and multiple Internet web sites.  The Company offers a broad selection of products through its distinctive, full-color catalogs, MacMall, PC Mall Business Solutions, MacMall Software Buyers Guide and eCOST.com, the Company's worldwide web sites on the Internet, and other promotional materials.

In September 1997, the Company formed a wholly owned subsidiary, uBid, Inc. ("uBid") to sell computer-related products and consumer electronics through an auction format on the Internet.  In December 1998, uBid completed an initial public offering of 1,817,000 shares of its common stock.  On June 7, 1999, the Company divested its ownership in uBid by means of a tax-free distribution of all of its remaining 7.3 million shares of uBid common stock to the Company's shareholders of record as of May 24, 1999.  In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," uBid's revenues and expenses have been excluded from the Company's consolidated revenues and expenses from continuing operations.  The Company's share of uBid's operating results, net of taxes, in 1999 is reported as a separate line item on the Company's consolidated statement of operations under the caption "Loss from discontinued operations."   uBid's revenues were $64,784 for the period ended June 7, 1999.

Use of Estimates in the Preparation of Financial Statement

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

Concentration of Credit Risk

Accounts receivable potentially subject the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history and generally does not require collateral.  The Company has historically incurred minimal credit losses.   No customers accounted for more than 10% of trade accounts receivable at December 31, 2001 and 2000.

Inventories

Inventories consist primarily of finished goods, and are stated at cost (determined under the first-in, first-out cost method) or market, whichever is lower.  At December 31, 2001 and 2000, the Company had reserves of $972 and $1,107, respectively, for demonstration inventory, lower of cost or market pricing and potential excess and obsolete inventory.

Deferred Advertising Revenue and Costs

The Company produces and circulates catalogs at various dates throughout the year.  The Company receives market development funds and cooperative (co-op) advertising funds from vendors included in each catalog.  These funds are recognized based on sales generated over the life of the catalog, which approximates eight weeks.  The costs of developing and circulating each catalog are deferred and charged to advertising expense in the same time period as the co-op funds based on sales over the life of the catalog.  Deferred advertising revenue is included in accrued expenses and other current liabilities.  Advertising expense, net of advertising revenue earned, included in selling, general and administrative expenses, was $556, $13,355 and $7,325  in 2001, 2000 and 1999, respectively.  Deferred advertising costs were $1,422 and $1,784 at December 31, 2001 and 2000, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet.

Property and Equipment

Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated using straight-line methods over the estimated useful lives of the assets, as follows:

Furniture and fixtures	5 - 7 years
Leasehold improvements	Life of lease - not to exceed 15 years
Computers, machinery and equipment	3 - 7 years
Building	31.5 years

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

Goodwill

Goodwill, resulting from acquisitions, was amortized using the straight-line method over periods not exceeding twenty-five years and was subject to periodic review for impairment.  Accumulated amortization at December 31, 2001 and 2000 was $2,126 and $1,606, respectively.  Amortization expense totaled $520, $520 and $482  in 2001, 2000 and 1999, respectively.  Beginning in 2002, the Company will no longer amortize goodwill pursuant to its adoption of  SFAS No. 142, "Goodwill and Other Intangible Assets."  See Recent Accounting Pronouncements for additional information.

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

The computation of Basic and Diluted EPS is as follows:

	2001	2000	1999
Income (loss) from continuing operations	$4,488	$(8,620)	$(4,703)
Loss from discontinued operations	-	-	(6,240)
Cumulative effect of change in accounting principle	-	(536)	-
Net income (loss)	$4,488	$(9,156)	$(10,943)

Weighted average shares - Basic	10,435,585	10,418,558	10,383,052
Effect of dilutive stock options and warrants (a)	115,759	-	-
Weighted average shares - Diluted	10,551,344	10,418,558	10,383,052

Basic earnings (loss) per share:
Continuing operations	$0.43	$(0.83)	$(0.45)
Discontinued operations		-	(0.60)
Cumulative effect of change in accounting principle	-	(0.05)	-
Net income (loss)	$0.43	$(0.88)	$(1.05)

Diluted earnings (loss) per share:
Continuing operations	$0.43	$(0.83)	$(0.45)
Discontinued operations		-	(0.60)
Cumulative effect of change in accounting principle	-	(0.05)	-
Net income (loss)	$0.43	$(0.88)	$(1.05)

(a)  Potential common shares of 168,133 and 339,609 for 2000 and 1999, respectively, have been excluded from the earnings (loss) of per share computations because the effect of their inclusion would be anti-dilutive.

Accounting for Stock-Based Compensation

        The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations.  The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), have been included in Note 7.

Reclasifications

        Certain reclassifications have been made to the 1999 and 2000 financial statement amounts to conform to the 2001 presentation.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001.  The Company has not determined the full impact that adoption of this Standard will have on its consolidated financial statements.  However, the Company does anticipate that selling, general and administrative expenses will be reduced by approximately $520 per year due to the discontinuance of goodwill amortization as required by the Standard.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets."  SFAS No.144 supercedes FAS No. 121," Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements."  This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale.  The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of this statement will not have a material impact on the Company's consolidated financial statements.

2.     Property and Equipment

Property and equipment consist of the following as of December 31:

	2001	2000
Furniture and fixtures	$2,845	$2,819
Leasehold improvements	3,363	3,071
Computers, machinery and equipment	23,047	23,066
Buildings	3,349	3,512
Land	1,406	1,446
	34,010	33,914
Less: Accumulated depreciation and amortization	(22,706)	(18,986)
	$11,304	$14,928

Depreciation expense in 2001, 2000 and 1999 totaled $4,847, $5,378 and $4,415, respectively.

3.     Line of Credit

In March 2001, the Company replaced its existing $40 million credit facility with a new $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "New Line of Credit").  The New Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At December 31, 2001, the Prime Rate was 4.75%.  The New Line of Credit is secured by substantially all of the Company's assets.  The New Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  In addition, in March 2001, the Company entered into a new $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "New Flooring Facility").  The New Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the New Line of Credit in the amount outstanding under the New Flooring Facility from time to time.  The amount of the Letter of Credit is applied against the credit limit under the New Line of Credit.  The Company had $4.6 million of borrowings under the credit facility included in accounts payable and $1.6 million of net working capital advances outstanding at December 31, 2001.

At December 31, 2001 and 2000, the Company had cash and short-term investments of $10.0 million and $12.2 million, respectively, and working capital of $17.3 million and $10.2 million, respectively.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2002.  However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

4.       Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2001	2000	1999
Current
Federal	$106	$-	$106
State	14	-	13
	118	-	119
Deferred
Federal	(104)	-	620
State	(14)	-	73
	(118)	-	693
	$-	$-	$812

The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

	2001	2000	1999
Expected taxes at federal statutory tax rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	0.2	-	(2.9)
Change in valuation allowance	(36.8)	34.0	53.7
Other	2.6	-	4.0
	-%	-%	20.8%

The significant components of deferred tax assets and liabilities are as follows at December 31:

	2001	2000
Accounts Receivable	$866	$465
Inventories	272	219
Property and Equipment	934	379
Amortization	(651)	(539)
Accrued expenses and reserves	466	755
Tax credits and loss carryforwards	8,875	11,016
Other	-	-
	(4,860)	(6,510)
	$5,902	$5,785

At December 31, 2001, the Company had federal net operating loss carryforwards of $23,934, which begin to expire at the end of 2018.  At December 31, 2001, the Company had various state net operating loss carryforwards ranging in amounts from $130 to $4,844, which begin to expire at the end of 2003.  At December 31, 2001, the Company had Federal and State minimum tax credit carryforwards of $118 and $12, respectively, which do not expire.

5.       Commitments and Contingencies

Leases

The Company leases office and warehouse space and equipment under various operating and capital leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

Minimum annual rentals under non-cancelable leases at December 31, 2001 were as follows:

	Capitalized Leases	Operating Leases
2002	$507	$2,450
2003	148	2,094
2004	-	2,017
2005	-	1,546
2006	-	1,395
Thereafter	-	1,046
Total minimum lease payments	655	$10,548
Less amount representing interest	93
Present value of minimum lease payments, including current maturity of $437	$562

In 2001, 2000 and 1999 rent expense included in selling, general and administrative costs was $3,744, $3,969 and $3,206, respectively.  Some of the leases contain renewal options and escalation clauses and require the Company to pay taxes, insurance and maintenance costs.

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

Treasury Stock

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock.  The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions.  No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate.  The program can also be discontinued at any time management feels additional purchases are not warranted.  As of December 31, 2001, the Company has repurchased 15,000 shares.

7.       Employee Benefits

401(k) Savings Plan

Effective January 1, 1994, the Company adopted a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan's eligibility requirements.  Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code).  In December 1995, the Company amended the Plan to make a 25% matching contribution for amounts that do not exceed 4% of the participants' annual compensation.  During 2001, 2000 and 1999, the Company incurred $135, $154, and $142, respectively, of expenses related to the 401(k) matching component of this plan.

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

As of December 31, 2001, a total of 876,702 shares of authorized but unissued shares are available for future grants.  All options granted through December 31, 2001 have been Nonstatutory Stock Options.

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

The following table summarizes stock option activity:

	Number	Weighted Average Exercise Price
Outstanding at December 31, 1998	904,353	$7.34
Granted	1,758,048	5.04
Canceled	(1,014,907)	7.72
Exercised	(139,029)	6.15

Outstanding at December 31, 1999	1,508,465	4.54
Granted	511,150	5.52
Canceled	(369,223)	5.58
Exercised	(29,797)	2.22

Outstanding at December 31, 2000	1,620,595	4.67
Granted	936,275	1.69
Canceled	(504,182)	5.47
Exercised	(9,750)	1.48

Outstanding at December 31, 2001	2,042,938	$3.10

Of the options outstanding at December 31, 2001, 2000 and 1999, options to purchase 865,856, 599,000 and 361,632 shares were exercisable at weighted average prices of $3.09, $3.24 and $1.88 per share, respectively.  The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding at December 31, 2001			Options Exercisable at December 31, 2001
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.88 - $1.49	534,975	8.58	$1.47	201,150	$1.47
$1.49 - $1.89	604,772	7.25	$1.73	306,212	$1.73
$1.91 - $5.00	511,266	8.34	$3.27	175,740	$2.98
$5.03 - $12.31	391,925	7.68	$7.22	182,754	$7.23
	2,042,938			865,856

FAS 123 Pro Forma Information

The Company accounts for its stock option plans under APB Opinion No. 25.  Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts in the following table.

		2001	2000	1999
Net income (loss)	As Reported	$4,488	$(9,156)	$(10,943)
	Pro Forma	$3,553	$(10,818)	$(12,943)

Basic and diluted net income (loss) per share	As Reported	$0.43	$(0.88)	$(1.05)
	Pro Forma	$0.34	$(1.04)	$(1.25)

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999
Risk free interest rates	4.92%	6.22%	6.10%
Expected dividend yield	none	none	none
Expected lives	7 yrs.	7 yrs.	7 yrs.
Expected volatility	135%	112%	124%

The weighted average grant date fair values of options granted under the Plans during 2001, 2000 and 1999 were $1.59, $4.91 and $7.41 respectively.

1999 eCOST.com Employee Stock Option Plan

The Company adopted the eCOST.com Employee Stock Option Plan in 1999.  During 2000 and 1999, options to purchase 598,000 and 537,000 shares, respectively, of eCOST.com common stock were granted at a weighted average exercise price of $2.59 and $0.20.  No options were granted in 2001.  Options generally vest annually over four to five years, and are nontransferable other than by will or by the laws of descent and distribution.  As of December 31, 2001, options to purchase 362,200 eCOST.com shares were outstanding at a weighted average exercise price of $0.40.

8.       Supplemental Disclosures of Cash Flow Information

	2001	2000	1999
Cash paid during the year ending December 31:
Interest	$ 765	$1,035	$ 407
Income taxes	-	-	12
Non-cash investing and financing activities:
Equipment acquired under capital leases	-	1,311	409

9.   Segment Information

The Company operates in three reportable business segments: 1) a rapid response supplier of computers, hardware, software, peripheral and electronics products under the PC Mall, MacMall, and CCIT brands, collectively referred to as the "Core Business"; 2) a multi-category Internet retailer of computer and consumer electronics products under the eCOST.com brand, and 3) a rapid response supplier for Linux-based products and services provided under the eLinux brand.

Summarized segment information for continuing operations for the years ended December 31, 2001, 2000 and 1999 is as follows:

Year Ended December 31, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$625,046	$ 84,677	$ 8,360	$718,083
Gross profit	70,450	7,716	806	78,972
Operating income (loss)	5,285	435	(523)	5,197

Year Ended December 31, 2000	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$702,448	$109,965	$ 6,214	$818,627
Gross profit	82,006	5,161	666	87,833
Operating income (loss)	4,529	(9,441)	(2,791)	(7,703)

Year Ended December 31, 1999	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$693,391	$36,790	-	$730,181
Gross profit	79,290	261	-	79,551
Operating income (loss)	2,047	(6,183)	-	(4,136)

     Segment information for eLinux is not presented for the year ended December 31, 1999, as the Company did not operate that segment until January 2000.

PC MALL, INC.

QUARTERLY FINANCIAL INFORMATION

(unaudited, in thousands, except per share data)

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$198,531	$171,980	$171,904	$175,850
Gross profit	21,923	18,275	18,929	19,845
Net income	1,232	585	493	2,177

Basic earnings per share	0.12	0.06	0.05	0.21
Diluted earnings per share	$0.12	$0.06	$0.05	$0.20
	2000(1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$237,137	$195,892	$187,187	$198,411
Gross profit	22,987	21,197	21,330	22,409
Income (loss) from continuing operations	(6,935)	(3,370)	(714)	2,399
Cumulative effect of change in accounting principle	(536)	-	-	-
Net income (loss)	(7,471)	(3,370)	(714)	2,399

Basic and diluted earnings (loss) per share	$(0.67)	$(0.32)	$(0.07)	$0.23

(1)  During the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin  (SAB) 101, Revenue Recognition in Financial Statements.  Effective January 1, 2000, the Company recorded  the cumulative effect of the accounting change and, accordingly, the quarterly information for the first three quarters of 2000, which had been previously reported, has been restated.

SCHEDULE II

PC MALL, INC.

Valuation and Qualifying Accounts

For the years ended December 31, 2001, 2000, and 1999

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deduction from Reserves	Balance at End of Year
Allowance for doubtful accounts for the year ended:
December 31, 1999	3,676	3,206	(5,399)	1,483
December 31, 2000	1,483	2,341	(2,662)	1,162
December 31, 2001	1,162	2,789	(1,611)	2,340
Reserve for inventory for the year ended:
December 31, 1999	4,740	2,019	(4,428)	2,331
December 31, 2000	2,331	2,478	(3,702)	1,107
December 31, 2001	1,107	1,554	(1,689)	972
Deferred tax asset valuation allowance for the year ended:
December 31, 1999	-	3,380	-	3,380
December 31, 2000	3,380	3,130	-	6,510
December 31, 2001	6,510	-	(1,650)	4,860

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on March 29, 2002.

PC MALL, INC.

By:	/s/ FRANK F. KHULUSI Frank F. Khulusi Chairman of the Board, President and Chief Executive Officer

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

Signature	Title	Date

/s/ FRANK F. KHULUSI Frank F. Khulusi	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2002

/s/ THEODORE R. SANDERS Theodore R. Sanders	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ SAM U. KHULUSI Sam U. Khulusi	Director	March 29, 2002

/s/ THOMAS MALOOF Thomas Maloof	Director	March 29, 2002

/s/ RONALD B. RECK Ronald B. Reck	Director	March 29, 2002

/s/ MARK C. LAYTON Mark C. Layton	Director	March 29, 2002

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of the Company (1)
3.1(A)
Certificate of Amendment of Certificate of Incorporation, dated June 1, 2000 (13)
3.1(B)
Certificate of Amendment of Certificate of Incorporation, dated June 19, 2001 (14)
3.2
Amended and Restated Bylaws of the Company (13)
10.1*
Amended and Restated 1994 Stock Incentive Plan (10)
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
10.37(A)
Tax Indemnification and Allocation Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998, as amended (8)
10.37(B)
Amendment No. 1 to the Tax Indemnification and Allocation Agreement by and among uBid, Creative Computers and CMGI, Inc., dated as of February 9, 2000 (9)
10.38
Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of July 1, 1998 (6)
10.41(A)
Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of December 1, 1999 (12)
10.41(B)
Amendment No. 1 to the Sublease Agreement between the Company and uBid, Inc., dated as of February 1, 2001
10.43
Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and Subsidiaries (13)
10.44
Agreement for Wholesale Financing dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and Subsidiaries (13)
10.45*
Employment Agreement dated as of January 20, 2000 between the Company and Kristin M. Rogers.
21.1
Subsidiaries
23.1
Consent of PricewaterhouseCoopers LLP
(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
(2)
Incorporated by reference to the Company's Registration Statement on Form S-1 (33-95416) declared effective on August 23, 1995.
(3)
Intentionally omitted.
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
(10)
Incorporated by reference to Annex A of the registrant's Definitive Proxy Statement filed with the Commission on April 24, 2000.
(11)
Intentionally omitted.
(12)
Incorporated by reference to the Company's Annual Report of Form 10-K, File Number 0-25790, for the year ended December 31, 1999, filed with the Commission on March 30, 2000.
(13)
Incorporated by reference to the Company's Annual Report of Form 10-K, File Number 0-25790, for the year ended December 31, 2000, filed with the Commission on March 30, 2001.
(14)
Incorporated by reference to the Company's Annual Report of Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the RegistrationStatements on Form S-8 (No. 333-848, No. 333-76851, No. 333-79337, No. 333-82257, No. 333-38860 and No. 333-66068) of PC Mall, Inc. (formerly IdeaMall, Inc. and Creative Computers, Inc.) of our report dated January 18, 2002, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 29, 2002