Form 10-K/A
period 2001-12-31
PC MALL INC
filed 2002-04-30
CIK 937941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________.

Commission File Number: 0-25790

PC MALL, INC.

Delaware	95-4518700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2555 West 190th Street, Torrance, California 90504
(Address of principal executive offices) (Zip Code)

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

As of April 22, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $36,304,252.  The number of shares outstanding of the Registrant's Common Stock as of April 22, 2002 was 10,748,364.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's executive officers is set forth in Part I of its annual Report on Form 10-K under the heading "Executive Officers."

DIRECTORS

The names of the Company's directors as of April 30, 2002, their ages, and certain other information about them are set forth below:

Name	Age	Position	Director Since
Frank F. Khulusi	35	Chairman of the Board, President and Chief Executive Officer	1987
Thomas A. Maloof (1)(2)	50	Director	1998
Ronald B. Reck(2)	53	Director	1999
Mark C. Layton (2)	42	Director	2001
______________

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

Ronald B. Reck has served as a director of the Company since April 1999. Mr. Reck was employed by Applebee's International, from 1987 to 1997, serving most recently as Executive Vice President and Chief Administrative Officer.  Since 1998, Mr. Reck has served as President and Chief Executive Officer of Joron Properties, LLC, a real estate company.

Mark C. Layton has served as a director of the Company since May 2001. Mr. Layton currently serves as Chairman, President and Chief Executive Officer of PFSweb, Inc., a provider of business infrastructure services.  From 1988 through 1999, Mr. Layton served in various roles at Daisytek International, a global distributor of office consumables and computer supplies, most recently as President, Chief Executive Officer and Chief Operating Officer, and currently serves as Chairman of the Board of Daisytek.  Prior to joining Daisytek, Mr. Layton served as a management consultant with Andersen Consulting for eight years, specializing in wholesale and retail distribution and technology.  Mr. Layton also serves as an Associate Editor for the Center for Cycle Time Research at the University of Memphis, and serves on the Dean's Advisory Council at Northern Arizona University College of Business Administration.

Sam U. Khulusi served as a member of the Company's board of directors until his resignation in April 2002.

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

Based solely on its review of the copies of such forms received by it, or representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders were complied with, except that Kristin M. Rogers filed a late Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executives

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the other three executive officers whose compensation exceeded $100,000 during the 2001 fiscal year.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Options (#)(1)		All Other Compensation ($)(2)

Frank F. Khulusi	2001	$400,000	$117,683	200,000		$2,438
Chairman, President and	2000	400,000	-	-		2,438
Chief Executive Officer	1999	400,000	-	50,000		2,531

Theodore R. Sanders	2001	235,000	49,831	40,000		8,340	(3)
Chief Financial Officer	2000	207,382	46,833	-	(4)	10,884	(5)
	1999	171,732	27,500	13,000		10,425	(3)

Daniel J. DeVries	2001	250,000	45,127	70,000		13,456	(6)
Executive Vice President,	2000	248,904	29,642	-		10,594	(7)
Marketing	1999	225,000	18,000	35,000	(8)	10,768	(9)

Kristin M. Rogers (10)	2001	250,000	49,831	40,000		1,947
Executive Vice President,	2000	201,993	8,491	50,000		144
Enterprise Sales

Scott W. Klein (11)	2001	95,384	74,023	-		180,472	(12)
Former President	2000	309,150	46,052	-		67,682	(13)
	1999	207,403	25,000	325,000	(14)	82,358	(15)

_______________

(1)   Excludes options acquired as a result of the spin-off of uBid in June 1999, in which all options to purchase the Company's common stock were converted into options to purchase both shares of the Company's common stock and uBid common stock.

(2)   Unless otherwise specified, the number constitutes Company matching contributions under its 401(k) plan.

(3)   Represents automobile allowance.

(4)   Does not include options to purchase an aggregate of 40,000 shares of eCOST.com granted to Mr. Sanders in 2000.

(5)   Represents automobile allowance of $9,730 and 401(k) matching contributions of $1,154.

(6)   Represents automobile allowance of $11,268 and 401(k) matching contributions of $2,188.

(7)   Represents automobile allowance of $8,418 and 401(k) matching contributions of $2,176.

(8)   Does not include options to purchase an aggregate of 100,000 shares of eCOST.com granted to Mr. DeVries in 1999.

(9)   Represents automobile allowance of $8,618 and 401(k) matching contributions of $2,150.

(10) Ms. Rogers joined the Company in February 2000 and was appointed as Executive Vice President  - Enterprise Sales in June 2001.

(11) Mr. Klein joined the Company in May 1999, was promoted to President in July 1999, and resigned in March 2001.

(12) Represents consulting fees pursuant to Mr. Klein's separation agreement of $156,745, relocation payments of $21,913 and 401(k) matching contributions of $1,814.

(13) Represents automobile allowance of $3,940, relocation payments of $61,242 and 401(k) matching contributions of $2,500.

(14) Does not include options to purchase an aggregate of 150,000 shares of eCOST.com granted to Mr. Klein in 1999.

(15) Represents automobile allowance of $16,420 and relocation payments of $65,938.

Option Grants in Last Fiscal Year

The following table provides information on option grants in fiscal 2001 to the following named executive officers:

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted in Fiscal Year(2)	Exercise or Base Price ($/sh)	Expiration Date	Grant Date Present Value ($)(3)

Frank F. Khulusi	200,000	21.4%	$1.49	4/17/11	$279,540
Theodore R. Sanders	40,000	4.3%	1.49	4/17/11	55,908
Daniel J. DeVries	70,000	7.5%	1.49	4/17/11	97,839
Kristin M. Rogers	40,000	4.3%	1.49	4/17/11	55,908

_______________

(1)   The options vest in equal quarterly installments over a four-year vesting period, with the vesting period beginning September 17, 2000.  Upon the occurrence of certain events resulting in a change of control of the Company or certain major corporate transactions, the options become fully vested and exercisable, subject to certain exceptions and limitations.

(2)   The Company granted options to purchase an aggregate of 935,775 shares of  the Company's Common Stock in fiscal 2001.

(3)   As suggested by the Commission's rules on executive compensation disclosure, the Company used the Black-Scholes model of options valuation to determine grant date present value.  The Company does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option.  The present value calculations are based on a ten-year option term with an expected life of seven years.  Assumptions include an interest rate of 5.14%, an annual dividend yield of 0% and volatility of 135%.

There were no grants to purchase shares of eCOST.com, a subsidiary of the Company, during the 2001 fiscal year to named executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, certain information regarding the year-end value of unexercised options.  None of the named executives exercised options during the 2001 fiscal year.

	Number of Securities Underlying Unexercised Options at End of Fiscal 2001 (#)		Value of Unexercised In-the-Money Options at End of Fiscal 2001($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank F. Khulusi	187,500	162,500	$377,525	$353,375
Theodore R. Sanders	62,800	56,000	133,794	119,255
Daniel J. DeVries	186,175	77,625	419,850	152,894
Kristin M. Rogers	25,000	65,000	32,125	70,675

 _______________

(1)   Value based on the closing price of the Company's Common Stock as reported on the Nasdaq National Market on December 31, 2001, which was $4.06, less the exercise price, times the number of shares issuable pursuant to such options.

The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, certain information with respect to the value of unexercised options to purchase shares of eCOST.com as of December 31, 2001.  No options to purchase eCOST.com common stock were exercised by the named executive officers during the 2001 fiscal year.

	Number of Securities Underlying Unexercised Options at End of Fiscal 2001 (#)		Value of Unexercised In-the-Money Options at End of Fiscal 2001($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Theodore R. Sanders	10,000	30,000	-	-
Daniel J. DeVries	40,000	60,000	$32,000	$48,000

(1)   There was no public trading market for the common stock of eCOST.com as of December 31, 2001.  Accordingly, the value of unexercised in-the-money options listed in the table has been calculated on the basis of $1.00 per share, which was the assumed fair value of the eCOST.com common stock at December 31, 2001, less the applicable exercise price per share, multiplied by the number of shares underlying such options.

Compensation of Directors

During fiscal year 2001, the Company compensated each director who was not employed by the Company or its affiliates a total of $16,000 paid in quarterly installments, in addition to $2,500 for each board meeting, and $1,000 for each committee meeting.  Directors of the Company are eligible to participate in the Company's 1994 Stock Incentive Plan.  During 2001, the Company granted 15,000 shares to each of Sam U. Khulusi, Thomas A. Maloof, and Ronald B. Reck under the Company's 1994 Stock Incentive Plan.  The options were granted at $1.49 per share (which was the fair market value as of the date of grant), vest 33% upon grant date, and 33% per year over a 2-year period, and expire 10 years from the date of grant.  The Company also granted 20,000 shares to Mark C. Layton under the Company's 1994 Stock Incentive Plan.  The options were granted at $1.85 per share (which was the fair market value as of the date of grant), vest 25% per year over a 4-year period, and expire 10 years from the date of grant.

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

In January 2000, the Company entered into an employment agreement with Kristin M. Rogers.  Pursuant to this agreement, Ms. Rogers' compensation included (i) an annual base salary of $250,000 and (ii) an annual bonus of $125,000 based upon the achievement of annual goals mutually agreed upon by the Company and Ms. Rogers.  In addition, the Company agreed to grant Ms. Rogers an option to purchase 400,000 shares of Common Stock of PCM.com Business Solutions, a wholly owned subsidiary of the Company, vesting at a rate of 25% per year on each anniversary date of the option (the "PCM Option"), and an option to purchase 50,000 shares of Common Stock of the Company vesting over a period of four years (the "Company Option").  However, any exercise of the Company Option will result in the immediate and automatic termination of the entire PCM Option.  Likewise, any exercise of the PCM Option will result in the immediate and automatic termination of the entire Company Option.  The employment agreement also provides that in the event Ms. Rogers is terminated by the Company without cause (as defined in the employment agreement), upon the execution of a separation agreement satisfactory to the Company, Ms. Rogers is entitled to receive a severance payment equal to six months of her base compensation.

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

  Base salary

  Bonus

  Stock options

 Individual base salaries are established based on an executive officer's experience, historical contribution and future importance to the Company and other subjective factors, without assigning a specific weight to individual factors.

Bonuses are paid pursuant to executive bonus plans.  Bonus awards are set based on various goals dependent upon the person's function in the organization.  Certain individuals' bonus plans are set as a percentage of base salary, with the specific percentage determined by the person's position within the Company.  The award of bonuses is dependent on the achievement of specified goals.  The achievement of quantitative goals at the department and corporate levels is the primary factor in determining bonuses and such goals are tied to the achievement of specified performance targets.  During 2001, the executive bonus plan provided a bonus pool of 10% of the incremental quarterly pre-tax profits for the core business over the comparable quarter for the prior year.  If the prior year core business pre-tax results were a loss, the bonus calculation is adjusted assuming prior year core business pre-tax results were break-even.  A new executive bonus plan was approved during 2002, to provide a bonus pool of 10% of the incremental quarterly pre-tax profits for the consolidated business over the compable quarter for the prior year.  In addition, executive officers are eligible for other bonuses at the discretion of the Compensation Committee and Chief Executive Officer.

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

Compensation of Chief Executive Officer

In establishing the Chief Executive Officer's overall compensation, the Compensation Committee considered a number of factors, including the record of leadership and service provided by the Chief Executive Officer since co-founding the Company.  The Committee has not found it practicable to, and has not attempted to, assign relative weights to the specific factors considered in determining the Chief Executive Officer's compensation. Consistent with the Company's overall executive compensation program, the Chief Executive Officer's compensation is composed of base salary and bonus. The Chief Executive Officer's base salary was set at $400,000 in his Employment Agreement with the Company, described above, and is currently his base salary for 2002.  In 2001, the Chief Executive Officer was paid a bonus of $117,683 and was granted stock options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.49 (which was the fair market value as of the date of grant). The options vest in equal quarterly installments over a four-year vesting period, with the vesting period beginning September 17, 2000, and expire in 10 years.

Policy Regarding Deductibility of Compensation for Tax Purposes-Compliance With Internal Revenue Code Section 162(m)

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

Compensation Committee

Thomas A. Maloof

STOCK PERFORMANCE GRAPH

The performance graph below compares the cumulative total stockholder return of the Company with the cumulative total return of the Nasdaq Stock Market-US Companies Index ("Nasdaq-US") and the Nasdaq Retail Trade Index ("Nasdaq-Retail").  The graph assumes $100 invested at the per-share closing price of the Company's common stock and each of the indices on December 31, 1996.  In June 1999, the Company spun off to its stockholders the Company's uBid, Inc. subsidiary.  For purposes of the table below, the uBid shares distributed to the Company's stockholders are treated as nontaxable cash dividends that have been reinvested in additional shares of Common Stock of the Company in June 1999.  The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

Measurement Period (Fiscal Year Covered)	PC Mall, Inc.	NASDAQ STOCK MARKET (U.S.)	NASDAQ RETAIL TRADE

Measurement Date
12/31/96	$100	$100	$100
FYE 12/97	$135	$122	$117
FYE 12/98	$431	$173	$143
FYE 12/99	$373	$321	$125
FYE 12/00	$ 57	$193	$ 77
FYE 12/01	$207	$153	$106

Compensation Committee Interlocks and Insider Participation

Sam Khulusi, who served on the Company's Compensation Committee until his resignation as a Director in April 2002, served as an executive officer of the Company until February 1996.  There are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers of such companies.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 22, 2002 by: (i) each of the Company's executive officers included in the Summary Compensation Table set forth under the caption "Executive Compensation"; (ii) each director; (iii) all current directors and executive officers of the Company (as of April 30, 2002) as a group; and (iv) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.  Percentage ownership is based on an aggregate of 10,748,634 shares of the Company's Common Stock outstanding on April 22, 2002.

Name and Address(1)	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Frank F. Khulusi	2,920,245(2)	26.6%
Sam U. Khulusi	733,000(3)	6.8%
Amre A. Youness	598,000(4)	5.6%
Daniel J. DeVries	210,275(5)	1.9%
Theodore R. Sanders	73,050(6)	*
Kristin M. Rogers	42,500(7)	*
Thomas A. Maloof	30,000(8)	*
Ronald B. Reck	28,750(9)	*
Mark C. Layton	5,000(10)	*
Scott W. Klein (11)	30,000(12)	*
All current directors and executive officers as a group (7 persons)	3,309,820(13)	29.1%

_________________

*              Less than 1%

(1)	Unless otherwise indicated, the address for each person is 2555 W. 190th Street, Torrance, California 90504.
(2)

Includes (i) 8,575 shares held in trust for the benefit of the children of Basimah Khulusi, and (ii) 225,000 shares underlying options which are presently vested or will vest within 60 days of April 22, 2002.

(3)	Includes 33,000 shares issuable upon exercise of stock options which are presently vested. Mr. Sam Khulusi served as a director of the Company until April 2002.
(4)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, CA 91101.
(5)

Includes 209,675 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2002.  Excludes 60,000 shares of eCOST.com issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2002.

(6)	Includes 73,050 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2002. Excludes 20,000 shares of eCOST.com
(7)	Includes 42,500 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2002.
(8)	Includes 30,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2002.
(9)	Includes 25,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2002.
(10)	Includes 5,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2002.
(11)	Mr. Klein was an executive officer of the Company until March 2001.
(12)	Includes 9,000 shares held by Mr. Klein's spouse.
(13)

This figure includes an aggregate of 610,225 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2002.  The figure excludes an aggregate of 80,000 shares of eCOST.com, Inc. issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on April 30, 2002.

PC MALL, INC.

By: /s/ THEODORE R. SANDERS Theodore R. Sanders Chief financial Officer (Principal Financial and Accounting Officer)