Form 10-Q
period 2002-03-31
PC MALL INC
filed 2002-05-15
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

Yes [X]    No [  ]

There were 10,771,636 outstanding shares of Common Stock at May 10, 2002.

PC Mall, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PC Mall, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31, 2002
	(unaudited)	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$11,106	$9,972
Accounts receivable, net of allowance for doubtful accounts	42,532	38,707
Inventories	39,115	46,074
Prepaid expenses and other current assets	2,217	2,096
Deferred income taxes	1,840	1,840
Total current assets	96,810	98,689
Property and equipment, net	11,169	11,304
Goodwill, net	10,796	10,796
Deferred income taxes	3,853	4,062
Other assets	1,026	954
	$123,654	$125,805
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$56,666	$59,151
Accrued expenses and other current liabilities	10,013	10,526
Deferred revenue	9,990	8,744
Line of credit	1,165	1,561
Capital leases - current portion	453	437
Notes payable - current portion	1,000	1,000
Total current liabilities	79,287	81,419
Capital leases - long term	-	125
Notes payable - long term	-	250
Total liabilities	79,287	81,794

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 15,000,000 shares authorized; 10,443,616 shares issued and outstanding	11	11
Additional paid-in capital	74,418	74,418
Treasury stock at cost: 15,000 shares	(91)	(91)
Retained earnings (accumulated deficit)	(29,971)	(30,327)
Total stockholders' equity	44,367	44,011
	$123,654	$125,805

See notes to condensed consolidated financial statements.

PC Mall, Inc.
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2002	2001
Net sales	$191,505	$198,351
Cost of goods sold	171,636	176,428
Gross profit	19,869	21,923
Selling, general and administrative expenses	19,109	19,763
Income from operations	760	2,160
Interest expense, net	(195)	(204)
Income before income taxes	565	1,956
Income tax provision	209	724
Net income	$356	$1,232

Basic earnings per share	$0.03	$0.12
Diluted earnings per share	$0.03	$0.12

Basic weighted average number of shares outstanding	10,444	10,434
Diluted weighted average number of shares outstanding	10,934	10,436

See notes to condensed consolidated financial statements.

PC Mall, Inc.
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	For the three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$356	$1,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,153	1,456
Provision for deferred income taxes	209	724
Loss on disposal of fixed assets	-	41
Changes in assets and liabilities:
Accounts receivable	(3,825)	7,387
Inventories	6,959	1,227
Prepaid expenses and other current assets	(121)	28
Accounts payable	(2,485)	3,175
Accrued expenses and other current liabilities	(513)	(688)
Deferred revenue	1,246	(711)
Total adjustments	2,623	12,639

Net cash provided by operating activities	2,979	13,871

Cash flows from investing activities:
Purchases of property and equipment	(911)	(285)
Proceeds from sale of equipment	-	229

Net cash used in investing activities	(911)	(56)

Cash flows from financing activities:
Payments for deferred financing costs	(179)	-
Borrowings under notes payable	-	2,000
Payments under notes payable	(250)	(147)
Net payments under line of credit	(396)	(17,315)
Principal payments of obligations under capital leases	(109)	(143)

Net cash used in financing activities	(934)	(15,605)

Net increase/(decrease) in cash and cash equivalents	1,134	(1,790)
Cash and cash equivalents:
Beginning of period	9,972	12,195
End of period	$11,106	$10,405

See notes to condensed consolidated financial statements.

PC Mall, Inc.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The consolidated interim financial statements include the accounts of PC Mall, Inc., a Delaware corporation, (formerly IdeaMall, Inc. and Creative Computers, Inc.) and its wholly owned subsidiaries (collectively, the "Company") and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly state the financial position of the Company at March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and March 31, 2001.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.    Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001.  The Company is in the process of determining the impact that adoption of this Standard will have on its consolidated financial statements, if any, and will complete this assessment by June 30, 2002.  The Company's selling, general and administrative expenses were reduced by approximately $0.1 million for the quarter ended March 31, 2002 due to the discontinuance of goodwill amortization as required by the Standard.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets."  SFAS No. 144 supercedes SFAS No. 121," Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements."  This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.  The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections."  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of this statement will have a material impact on the consolidated financial statements.

 3.   Net income per share

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.  Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised. The computation of Basic and Diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2002	2001

Net income	$356	$1,232

Weighted average number of shares - Basic	10,444	10,434
Effect of dilutive stock options and warrants	490	2
Weighted average number of shares - Diluted	10,934	10,436

Net earnings per share - Basic	$0.03	$0.12
Net earnings per share - Diluted	$0.03	$0.12

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

Summarized segment information for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

Three months ended March 31, 2002	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$168,178	$21,438	$1,889	$191,505
Gross profit	17,923	1,812	134	19,869
Income (loss) from operations	999	(10)	(229)	760

Three months ended March 31, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$173,772	$22,715	$1,864	$198,351
Gross profit	19,795	1,941	187	21,923
Income (loss) from operations	2,379	(4)	(215)	2,160

5.    Subsequent Events

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS''), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands.  Under the terms of the asset purchase agreement, the Company has acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory.  In addition to certain liabilities assumed, the Company issued to PBS 300,000 shares of its common stock and has agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  In connection with the transaction, the Company will also extend offers of employment to PBS sales and support employees.

In May 2002, the Company signed a definitive agreement to acquire substantially all of the assets of Wareforce, Inc. ("Wareforce"). Wareforce is a publicly traded technology solutions provider serving large corporations in the Southern California marketplace.  The acquisition of substantially all the assets of Wareforce is contemplated through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code.  This transaction is subject to the United States Bankruptcy Court's approval and bidding procedures and is contingent upon customary closing conditions for similar transactions.

6.    Pro-Forma Earnings Based on Adoption of FAS No. 142, "Goodwill and Other Intangible Assets"

If the Company had adopted SFAS 142 effective January 1, 2001, net income, basic earnings per share and diluted earnings per share would have been as follows:

	Three Months Ended
	March 31,
	2002	2001
Reported net income	$356	$1,232
Add back: goodwill amortization, net of tax effect	-	82
Adjusted net income	$356	$1,314

Basic earnings per share:
Reported net income	$0.03	$0.12
Goodwill amortization	-	0.01
Adjusted net income	$0.03	$0.13

Diluted earnings per share:
Reported net income	$0.03	$0.12
Goodwill amortization	-	0.01
Adjusted net income	$0.03	$0.13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Developments

PC Mall, Inc. (the "Company"), formerly IdeaMall, Inc. and Creative Computers, Inc., founded in 1987, is a direct marketer of computer hardware, software, peripheral and electronics products. The Company offers products to business, government and educational institutions as well as individual consumers through relationship-based direct marketing techniques, direct response catalogs, dedicated inbound telemarketing sales executives, the Internet, a direct sales force, and a retail showroom.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, and eCOST.com brands, its five worldwide web sites on the Internet: pcmall.com, macmall.com, ccit-inc.com, ecost.com, and elinux.com, and other promotional materials. The Company's staff of knowledgeable sales executives, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical assistance.  The Company believes that its high level of customer service results in customer loyalty and repeat customer orders.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net sales for the quarter ended March 31, 2002 were $191.5 million, a 3.5% decrease over last year's first quarter net sales of $198.4 million.  First quarter 2002 sales were impacted by a 54% increase in backorders of recently introduced products that were not delivered in time to be reflected in first quarter results.  Outbound sales for the three months ended March 31, 2002 increased 20% over the comparable quarter last year.  However, catalog sales dropped 14% for the quarter from the same quarter last year, partially the result of a product backlog that caused sales to fall into the next quarter.  eCOST.com sales declined by 6%, to $21.4 million, from the comparable quarter in 2001, the result of an 18% reduction in advertising.  eLinux sales for the three months ended March 31, 2002 increased 1%, to $1.9 million, from the comparable quarter last year.  For the three months ended March 31, 2002, sales of Apple products represented 24% of net sales, compared to 25% for the prior year's first quarter.

Gross profit was $19.9 million for the three months ended March 31, 2002, a decrease of $2.1 million, or 9.4%, from the prior year's comparable quarter. For the Core business, gross profit decreased $1.9 million, or 9.5%, to $17.9 million.  The decrease is primarily due to fluctuations in vendor support programs and aggressive pricing by new Outbound account executives establishing relationships with business customers.  For eCOST.com, gross profit for the first quarter of 2002 was $1.8 million, a decrease of $0.1 million, or 6.6%, from the prior year's first quarter.  For eLinux, gross profit for the quarter ended March 31, 2002 decreased 28.3% to $0.1 million versus the prior year's first quarter.  As a percentage of net sales, consolidated gross profit for the three months ended March 31, 2002 decreased to 10.4% compared with 11.1% in the prior year.  For the Core business, gross profit as a percentage of net sales declined to 10.7% compared with 11.4% in the prior year's first quarter.  The decrease is primarily due to changes in vendor support programs and aggressive pricing by new Outbound account executives establishing relationships with business customers.  Gross profit as a percentage of net sales for eCOST.com remained unchanged at 8.5% compared to the prior year's first quarter.  For eLinux, gross profit as a percentage of net sales decreased to 7.1% from 10.0% compared to the prior year's first quarter.  The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies and based on product mix, pricing strategies and other factors.

Selling, general and administrative expenses were $19.1 million for the three months ended March 31, 2002, a decrease of $0.6 million, or 3.3%, from the prior year. As a percentage of sales, selling, general and administrative expenses were flat at 10.0% compared to the prior year.    For the Core business, selling, general and administrative expenses in the first quarter of 2002 were $16.9 million, a decrease of $0.5 million, or 2.8%, compared to the first quarter of the prior year.  As a percentage of net sales, selling, general and administrative expenses for the Core business increased slightly to 10.1% compared with 10.0% in the first quarter last year.  Reductions in administrative and variable costs from the first quarter of the prior year were partially offset by increased spending to fund a 25% expansion of the Outbound sales force.  For eCOST.com, selling, general and administrative expenses in the first quarter decreased $0.1 million, or 6.3%, to $1.8 million compared with the first quarter of the prior year, primarily due to reductions in advertising expenditures.  As a percentage of net sales, selling, general and administrative expenses for eCOST.com decreased to 8.5% in the first quarter of 2002 compared with 8.6% in the first quarter last year.  For eLinux, selling, general and administrative expenses in the first quarter of 2002 decreased 9.7%, to $0.4 million, compared with the first quarter of the prior year. As a percentage of net sales, selling, general and administrative expenses for eLinux decreased to 19.2% compared with 21.6% in the first quarter last year, reflecting cost containment efforts for that segment.

Net interest expense for the three months ended March 31, 2002 was $0.2 million, unchanged from the prior year.  Net interest expense resulted from borrowings under the Company's line of credit, partially offset by income from the investment of excess cash.

The Company recorded an income tax provision for the quarter ended March 31, 2002 of $0.2 million, utilizing an effective tax rate of 37%, compared to a provision of $0.7 million for the same period in the prior year.

Net income was $0.4 million, or $0.03 per share, for the three months ended March 31, 2002 compared to a net income of $1.2 million, or $0.12 per share, for the same period last year.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements of its operations and the development of the Outbound business.  Historically, the Company's primary sources of financing have been from cash flow from operations, public offerings and borrowings from its stockholders, private investors and financial institutions.

The Company maintains a $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit").  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At March 31, 2002, the Prime Rate was 4.75%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount of the Letter of Credit is applied against the credit limit under the Line of Credit.  The Company had $5.5 million of borrowings under the credit facility included in accounts payable and $1.2 million of net working capital advances outstanding at March 31, 2002.

At March 31, 2002, the Company had cash and short-term investments of $11.1 million, and working capital of $17.5 million.  The Company has historically funded its operations through a combination of operating cash flow, current working capital and available lines of credit.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2002.  However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of March 31, 2002, the Company has repurchased 15,000 shares under the program.

As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company would place additional demands on the Company's management and operating and financial resources.

Subsequent Events

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS''), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands.  Under the terms of the asset purchase agreement, the Company has acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory.  In addition to certain liabilities assumed, the Company issued to PBS 300,000 shares of its common stock and has agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  In connection with the transaction, the Company will also extend offers of employment to PBS sales and support employees.

In May 2002, the Company signed a definitive agreement to acquire substantially all of the assets of Wareforce, Inc. ("Wareforce"). Wareforce is a publicly traded technology solutions provider serving large corporations in the Southern California marketplace.  The acquisition of substantially all the assets of Wareforce is contemplated through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code.  This transaction is subject to the United States Bankruptcy Court's approval and bidding procedures and is contingent upon customary closing conditions for similar transactions.

Inflation

Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the near future. There can be no assurances, however, that the Company's business will not be so affected by inflation.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001.  The Company is in the process of determining the impact that adoption of this Standard will have on its consolidated financial statements, if any, and will complete this assessment by June 30, 2002.  The Company's selling, general and administrative expenses were reduced by approximately $0.1 million for the quarter ended March 31, 2002 due to the discontinuance of goodwill amortization as required by the Standard.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets."  SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements."  This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale.  The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections."  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of this statement will have a material impact on the consolidated financial statements.

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize, causing actual results to differ materially from the forward looking statements. In that regard, there can be no assurance that the transition in the Company's business strategy to an increasingly Outbound sales model will be successful, that enhancements to Outbound account executive support or other actions by the Company will result in improved productivity, that profitability can be optimized, that infrastructure investments in the Company's Outbound business will result in expanded market share, or that the Company will be profitable in 2002 or for the ensuing periods. There can be no assurance that the focus on eLinux's profitability will succeed or result in bottom line improvements, or that eLinux's sales and business models prove successful, or that eLinux will continue to make progress towards achieving profitability. There also can be no assurance that the growth in Outbound sales will continue, that the Company's expansion of its Outbound sales force will increase sales sufficiently to offset costs, that Core business sales, particularly catalog sales, will rebound to historic levels, or that cost reductions, EBITDA or profitability for the Company's Core business and eCOST will continue or improve.  There can also be no assurance that the Company will successfully integrate PBS or that the synergies between the two companies will be realized.  In addition, regarding the Wareforce acquisition, the Company can provide no assurance that such acquisition will be completed, or if completed, will successfully be integrated or that the synergies between the two companies will be realized.  In addition to the factors set forth above, other important factors that could cause actual results to differ materially from our expectations include: competition from companies either currently in the market or entering the market; competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Linux or Apple Computer; our reliance on Apple Computer, IBM, Hewlett-Packard, Compaq and other vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results'' in its Annual Report on Form 10-K for 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. As of March 31, 2002, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure as of March 31, 2002.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 30, 2002, the Company issued a warrant to purchase 15,000 shares of the Company's Common Stock to Epoch Financial Group, Inc., for investor and public relations services to be rendered to the Company.  Fifty percent (50%) of the Common Stock underlying the warrant vests six months after the warrant issue date, and 8.33% of the Common Stock underlying the warrant vests on each monthly anniversary of the warrant issue date thereafter.  The exercise price is $4.00 per share, and the warrant expires on January 29, 2007.  The issuance of the warrant was exempt from registration under the 1933 Securities Act (the "Act") pursuant to the private placement exemption under Section 4(2) of the Act.  The recipient of the securities represented (i) it was an "accredited investor" within the meaning of Rule 501 promulgated under the Act and (ii) its intent to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

10.46 Form of Lease Agreement between the Company and Anderson-Tully Company, dated April 16, 2002 for the premises located at 4715 E. Shelby Drive, Memphis, Tennessee.

      b.  Reports on Form 8-K

1.   A Current Report on Form 8-K was filed on January 23, 2002 regarding a press release issued to announce unaudited consolidated financial results for the fourth quarter and the year ended 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002		PC MALL, INC.

	By:	/s/ TED SANDERS Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC Mall, Inc.

EXHIBIT INDEX

Exhibit Number	Description
10.46	Form of Lease Agreement between the Company and Anderson-Tully Company, dated April 16, 2002 for the premises located at 4715 E. Shelby Drive, Memphis, Tennessee.