Form 10-Q
period 2002-06-30
PC MALL INC
filed 2002-08-14
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2002

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

Yes [X]    No [  ]

There were 10,782,192 outstanding shares of Common Stock at August 13, 2002.

PC Mall, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30,	December 31,
	2002	2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,138	$9,972
Accounts receivable, net of allowance for doubtful accounts	48,638	38,707
Inventories	46,859	46,074
Prepaid expenses and other current assets	2,527	2,096
Deferred income taxes	1,840	1,840
Total current assets	106,002	98,689
Property and equipment, net	8,912	11,304
Asset held for sale, net	1,746	-
Goodwill, net	1,214	10,796
Deferred income taxes	3,585	4,062
Other assets	1,853	954
	$123,312	$125,805
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,730	$59,151
Accrued expenses and other current liabilities	10,857	10,526
Deferred revenue	8,059	8,744
Line of credit	7,147	1,561
Capital leases - current portion	344	437
Notes payable - current portion	750	1,000
Total current liabilities	87,887	81,419
Capital leases - long term	-	125
Notes payable - long term	-	250
Total liabilities	87,887	81,794

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 15,000,000 shares authorized; 10,779,967 and 10,443,616 shares issued and outstanding, respectively	11	11
Additional paid-in capital	75,816	74,418
Treasury stock at cost: 15,000 shares	(91)	(91)
Retained earnings (accumulated deficit)	(40,311)	(30,327)
Total stockholders' equity	35,425	44,011
	$123,312	$125,805

See condensed notes to consolidated financial statements.

PC Mall, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net sales	$204,945	$171,980	$396,450	$370,330
Cost of goods sold	182,452	153,705	354,087	330,131
Gross profit	22,493	18,275	42,363	40,199
Selling, general and administrative expenses	21,216	17,164	40,327	36,929
Loss on building held for sale	350	-	350	-
Income from operations	927	1,111	1,686	3,270
Interest expense, net	(202)	(183)	(397)	(386)
Income before income taxes	725	928	1,289	2,884
Income tax provision	269	343	477	1,067
Income before cumulative effect of change in accounting principle	456	585	812	1,817
Cumulative effect of change in accounting principle	-	-	(10,796)	-
Net income (loss)	$456	$585	$(9,984)	$1,817

Earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.04	$0.06	$0.08	$0.17
Cumulative effect of change in accounting principle	-	-	(1.01)	-
	$0.04	$0.06	$(0.93)	$0.17

Diluted Earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.04	$0.06	$0.07	$0.17
Cumulative effect of change in accounting principle	-	-	(0.96)	-
	$0.04	$0.06	$(0.89)	$0.17
Basic weighted average number of shares outstanding	10,716	10,434	10,680	10,434
Diluted weighted average number of shares outstanding	11,263	10,448	11,199	10,441

See condensed notes to consolidated financial statements.

PC Mall, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(9,984)	$1,817
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Cumulative effect of change in accounting principle	10,796	-
Depreciation and amortization	1,989	2,969
Provision for deferred income taxes	477	1,067
Loss on disposal of fixed assets	-	41
Loss on building held for sale	350	-
Changes in assets and liabilities:
Accounts receivable	(8,526)	12,898
Inventories	1,469	1,699
Prepaid expenses and other current assets	(411)	(109)
Other assets	(693)	-
Accounts payable	(1,756)	(5,127)
Accrued expenses and other current liabilities	(56)	(636)
Deferred revenue	(685)	1,647
Total adjustments	2,954	14,449

Net cash (used in)/provided by operating activities	(7,030)	16,266

Cash flows from investing activities:
Purchase of property and equipment	(1,453)	(510)
Payments for costs incurred for acquisition of business	(109)	-
Proceeds from sale of property and equipment	-	81
Net cash used in investing activities	(1,562)	(429)

Cash flows from financing activities:
Payments for deferred financing costs	(179)	(665)
Borrowings under notes payable	-	2,000
Payments under notes payable	(500)	(397)
Net borrowings/(payments) under line of credit	5,586	(17,315)
Principal payments of obligations under capital leases	(218)	(286)
Proceeds from stock issued under stock option plans	69	-
Net cash provided by/(used in) financing activities	4,758	(16,663)

Net decrease in cash and cash equivalents	(3,834)	(826)
Cash and cash equivalents:
Beginning of period	9,972	12,195
End of period	$6,138	$11,369

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting solely of normal recurring items necessary to present fairly the financial position of the Company at June 30, 2002 and December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.       Recent Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").  These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life.  Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment.  In January 2002, the Company adopted FAS 142 and will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.  The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 4 - Segment Information.  This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable.

In the second quarter of 2002, the Company completed its assessment of the impact of FAS 142, and, as required by the provisions of FAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $10.8 million to reduce the carrying value of its goodwill.  Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections."  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan.  A fundamental conclusion reached in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that this Statement will have a material impact on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Income before cumulative effect of change in accounting principle	$456	$585	$812	$1,817
Cumulative effect of change in accounting principle	-	-	(10,796)	-
Net income (loss)	$456	$585	$(9,984)	$1,817

Weighted average shares - Basic	10,716	10,434	10,680	10,434
Effect of dilutive stock options and warrants	547	14	519	7
Weighted average shares - Diluted	11,263	10,448	11,199	10,441

Net earnings (loss) per share - Basic
Income before cumulative effect of change in accounting principle	$0.04	$0.06	$0.08	$0.17
Cumulative effect of change in accounting principle	-	-	(1.01)	-
	$0.04	$0.06	$(0.93)	$0.17
Net earnings (loss) per share - Diluted
Income before cumulative effect of change in accounting principle	$0.04	$0.06	$0.07	$0.17
Cumulative effect of change in accounting principle	-	-	(0.96)	-
	$0.04	$0.06	(0.89)	$0.17

4.       Segment Information

The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, collectively referred to as the "Core Business"; 2) a multi-category Internet retailer under the eCOST.com brand, and 3) a rapid response supplier of Linux-based products and services provided under the eLinux brand, which commenced operations in February 2001.

Summarized segment information for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

Three months ended June 30, 2002	Core Business (1)	eCOST.com	eLinux	Consolidated
Net sales	$181,905	$21,320	$1,720	$204,945
Gross profit	20,274	2,056	163	22,493
Income (loss) from operations	910	193	(176)	927

Three months ended June 30, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$147,389	$22,034	$2,557	$171,980
Gross profit	16,066	2,022	187	18,275
Income (loss) from operations	1,020	264	(173)	1,111

Six months ended June 30, 2002	Core Business (1)	eCOST.com	eLinux	Consolidated
Net sales	$350,083	$42,758	$3,609	$396,450
Gross profit	38,197	3,868	298	42,363
Income (loss) from operations	1,887	200	(401)	1,686

Six months ended June 30, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$321,161	$44,748	$4,421	$370,330
Gross profit	35,862	3,963	374	40,199
Income (loss) from operations	3,399	260	(389)	3,270

(1) As discussed in Note 6, the results of ClubMac are included in the Core Business segment.

5.       Subsequent Events

The Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code on July 8, 2002 (the "Closing Date").  The Company paid initial consideration in the amount of approximately $9.0 million to Wareforce's creditors and $436,000 directly to Wareforce on the Closing Date and received trade accounts receivable and inventory with a gross value of $10.9 million, as well as all fixed and intangible assets.  In connection with these payments, the Company drew on its line of credit.  As part of the aggregate consideration for the acquisition, the Company will also be required to purchase up to $600,000 in additional accounts receivable originated by Wareforce during the thirty (30) day period following the Closing Date, for an amount equal to eighty percent (80%) of the gross value of such receivables.  The Company will also be required to pay to Wareforce $1,007,500 as additional consideration on or before September 6, 2002.  In connection with the acquisition, the Company hired substantially all of the sales and sales support employees of Wareforce.

During the second quarter of 2002, the Company entered into an agreement to sell an unused building acquired through acquisition in 1997.  In August 2002, the Company completed the sale of the building and received net proceeds of approximately $1.8 million and realized a net loss from the sale of approximately $350,000, with the loss recorded in the Company's consolidated statement of operations for the three months ended June 30, 2002.

6.       Acquisition of Pacific Business Systems

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands.  Under the terms of the asset purchase agreement, the Company has acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory.  In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock to PBS and has agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  As a result of the acquisition, the Company recorded approximately $1.2 million of goodwill, and $0.2 million of definite-lived intangible assets with amortizable lives between three and six years.  The Company operates the acquired business as ClubMac, and considers this to be a part of the Core Business segment.   As the acquisition was non-cash in nature, the acquired balances have been excluded from the Company's consolidated statement of cash flows.

7.       Pro-Forma Earnings Based on Adoption of FAS No. 142, "Goodwill and Other Intangible Assets"

If the Company had adopted SFAS 142 effective January 1, 2001, net income, basic earnings per share and diluted earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Reported income before cumulative effect of change in accounting principle	$456	$585	$812	$1,817
Add back: goodwill amortization, net of tax effect	-	82	-	164
Adjusted income before cumulative effect of change in accounting principle	$456	$667	$812	$1,981

Basic earnings per share:
Reported income before cumulative effect of change in accounting principle	$0.04	$0.06	$0.08	$0.17
Goodwill amortization	-	-	-	0.02
Adjusted income before cumulative effect of change in accounting principle	$0.04	$0.06	$0.08	$0.19

Diluted earnings per share:
Reported income before cumulative effect of change in accounting principle	$0.04	$0.06	$0.07	$0.17
Goodwill amortization	-	-	-	0.02
Adjusted income before cumulative effect of change in accounting principle	$0.04	$0.06	$0.07	$0.19

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Developments

PC Mall, Inc. (the "Company"), formerly IdeaMall, Inc. and Creative Computers, Inc., founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral and electronics products.  The Company offers products to business, government and educational institutions as well as individual consumers through relationship-based telemarketing techniques, direct response catalogs, inbound telemarketing sales executives, the Internet, a direct sales force, and a retail showroom.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov, and eCOST.com brands and its worldwide web sites on the Internet: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, ecost.com, and elinux.com, and other promotional materials.  The Company's staff of knowledgeable telemarketing sales executives, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical assistance.  The Company believes that its high level of customer service results in customer loyalty and repeat customer orders.

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS''), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands.  Under the terms of the asset purchase agreement, the Company has acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory.  In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock to PBS and has agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  As the acquisition was non-cash in nature, the acquired balances have been excluded from the Company's consolidated statement of cash flows.

In Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of our Annual Report on Form 10-K for the year ended December 31, 2001, we included a discussion of the most significant accounting policies used in the preparation of our financial statements. There has been no material change in the policies used by us in the preparation of our financial statements since the filing of our Annual Report, except for adoption on January 1, 2002 of  SFAS No. 142 as described in "Recent Accounting Pronouncements" below.

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net sales for the quarter ended June 30, 2002 were $204.9 million, a 19% increase over last year's second quarter net sales of $172.0 million. The increase in net sales for the quarter is primarily attributable to a 26% increase in Outbound Direct Marketing sales and $14.4 million from the acquisition of Pacific Business Systems, which closed in April 2002.  The increase was offset by a 6% decline in consumer catalog sales.  eCOST.com sales declined by 3%, to $21.3 million, from the comparable quarter in 2001, primarily the result of a planned increase in gross profit margins.  eLinux sales for the quarter ended June 30, 2002 decreased 33%, to $1.7 million, from the comparable quarter last year.  For the quarter ended June 30, 2002, sales of Apple products represented 22% of net sales, compared to 23% in the prior year's second quarter.

Gross profit was $22.5 million for the three months ended June 30, 2002, an increase of $4.2 million, or 23%, over the prior year's comparable quarter. For the Core business, gross profit increased $4.2 million, or 26%, to $20.3 million. For eCOST.com, gross profit for the second quarter of 2002 was $2.1 million, an increase of 2%, from the prior year's second quarter. For eLinux, gross profit for the quarter ended June 30, 2002 was $0.2 million, approximately equal to the prior year's second quarter. As a percentage of net sales, consolidated gross profit for the three months ended June 30, 2002 increased to 11.0% compared with 10.6% in the prior year. For the Core business, gross profit as a percentage of net sales increased to 11.1% compared with 10.9% in the prior year's second quarter. Gross profit as a percentage of net sales for eCOST.com increased to 9.6% from 9.2% in the prior year's second quarter.  For eLinux, gross profit as a percentage of net sales increased to 9.5% from 7.3% in the prior year's second quarter. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions and other factors.

Selling, general and administrative expenses were $21.2 million for the three months ended June 30, 2002, an increase of $4.1 million, or 24%, from the prior year.  As a percent of net sales, selling, general and administrative expenses increased to 10.4% from 10.0% in the prior year, primarily due to the additional cost resulting from a 28% expansion in Outbound account manager headcount, an increase in net advertising expenditures, and the Pacific Business Systems acquisition.  For the Core business, selling, general and administrative expenses in the second quarter of 2002 were $19.0 million, an increase of $4.0 million, or 26%, compared to the second quarter of the prior year.  As a percent of net sales, selling, general and administrative expenses for the Core business increased to 10.5% compared with 10.2% in the second quarter last year.  For eCOST.com, selling, general and administrative expenses in the second quarter of 2002 were $1.9 million, an increase of $0.1 million, or 6% compared with the second quarter of the prior year primarily due to increased advertising expenditures.  As a percent of net sales, selling, general and administrative expenses for eCOST.com increased to 8.7% in the second quarter of 2002 compared with 8.0% in the second quarter last year.  For eLinux, selling, general and administrative expenses in the second quarter of 2002 decreased 6%, to $0.3 million, compared with the second quarter of the prior year.  As a percent of net sales, selling, general and administrative expenses for eLinux increased to 19.7% compared with 14.1% in the second quarter last year, the result of a 33% decline in sales.

Income from operations for the quarter ended June 30, 2002 was also reduced by $0.4 million due to a non-cash, one-time charge for a loss on the sale of a vacant building.  The building was acquired as a part of an acquisition in 1997 and was not in use by the Company.  The sale of the vacant building was completed on August 8, 2002, and yielded approximately $1.8 million in net cash proceeds.

Net interest expense for the three months ended June 30, 2002 was $0.2 million, nearly equal to the comparable quarter in 2001.

The Company recorded an income tax provision for the quarter ended June 30, 2002 of $0.3 million, nearly equal to the comparable quarter in 2001, utilizing an effective tax rate of 37% in both periods.

Net income was $0.5 million, or $0.04 per share, for the three months ended June 30, 2002 compared to net income of $0.6 million, or $0.06 per share, for the same period last year.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net sales for the six months ended June 30, 2002 were $396.5 million, a 7% increase over the six months ended June 30, 2001.  The increase in net sales for the period is primarily attributable to a 23% increase in Outbound Direct Marketing sales, and a 4% increase due to the acquisition of Pacific Business Systems, which was completed  in April 2002.  The increase was offset by a 10% decline in consumer catalog sales, primarily the result of an 8% decline in advertising expenditures.  For the six months ended June 30, 2002, net sales for eCOST.com declined by 4%, to $42.8 million, from the comparable period in 2001.  eLinux sales for the six months ended June 30, 2002 decreased 18%, to $3.6 million, from the comparable quarter last year.  For the six months ended June 30, 2002, sales of Apple products represented 23% of net sales, compared to 24% in the prior year's comparable period.

Gross profit was $42.4 million for the six months ended June 30, 2002, an increase of $2.2 million, or 5%, over the prior year's comparable period. For the Core business, gross profit increased $2.3 million, or 7%, to $38.2 million for the six months ended June 30, 2002 over the same period last year. For eCOST.com, gross profit for the six months of 2002 decreased 2%, to $3.9 million, over the comparable period of the prior year. For eLinux, gross profit for the six months ended June 30, 2002 decreased  20%, to $0.3 million, over the prior six-month comparable period. As a percentage of net sales, consolidated gross profit for the six months ended June 30, 2002 decreased to 10.7% compared with 10.9% for the same period in the prior year.  For the Core business, gross profit as a percentage of net sales declined to 10.9% compared to 11.2% in the prior year's comparable period, primarily as a result of fluctuations in vendor support experienced in the first quarter of 2002 and aggressive pricing by new Outbound account managers establishing relationships with business customers. For eCOST.com, gross profit as a percentage of net sales increased to 9.0% for the six months ended June 30, 2002 from 8.9% in the prior year's comparable period.  For eLinux, gross profit as a percentage of net sales for the six months ended June 30, 2002 decreased to 8.3% from 8.5% compared to the comparable period in the prior year.

Selling, general and administrative expenses were $40.3 million for the six months ended June 30, 2002, an increase of $3.4 million, or 9%, from the prior year. As a percent of net sales, selling, general and administrative expenses increased to 10.2% from 10.0% in the prior year.  For the Core business, selling, general and administrative expenses for the six months ended June 30, 2002 were $36.0 million, an increase of $3.5 million, or 11%, compared to the same period in the prior year.  As a percent of net sales, selling, general and administrative expenses for the Core business increased to 10.3% for the six months ended June 30, 2002 compared with 10.1% for the same period last year, primarily due to an increase in Outbound account manager headcount, increased net advertising expenditures and the acquisition of Pacific Business Systems. For eCOST.com, selling, general and administrative expenses for the six months ended June 30, 2002 were $3.7 million, a decrease of 1% compared with the same six-month period in the prior year. As a percent of net sales, selling, general and administrative expenses for eCOST.com increased to 8.6% for the six months ended June 30, 2002 compared with 8.3% for the comparable period last year. For eLinux, selling, general and administrative expenses for the six months ended June 30, 2002 were $0.7 million, a decrease of 8% compared with the same period in the prior year. As a percent of net sales, selling, general and administrative expenses for eLinux increased to 19.4% for the six months ended June 30, 2002 compared with 17.3% for the same period last year.

Net interest expense for the six months ended June 30, 2002 was $0.4 million, nearly equal to net interest expense for the comparable period in 2001.  Net interest expense resulted from borrowings under the Company's line of credit, partially offset by income from the investment of excess cash.

The Company recorded an income tax provision of $0.5 million for the six months ended June 30, 2002 versus $1.1 million for the comparable period in 2001, utilizing an effective tax rate of 37% in both periods.

As described in "Recent Accounting Pronouncements" below, in the second quarter, the Company completed its assessment of the impact of FAS 142, and, as required by FAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $10.8 million to reduce the carrying value of its goodwill.  Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.

Net loss, including the $10.8 million non-cash write-off of goodwill, was $10.0 million, or $0.89 per share, for the six months ended June 30, 2002 compared to a net income of $1.8 million, or $0.17 per share, for the same period last year.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements of its operations, new acquisitions and the development of the Outbound business.  Historically, the Company's primary sources of financing have been from cash flow from operations, public offerings and borrowings from its stockholders, private investors and financial institutions.

The Company maintains a $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit") that commenced in March 2001.  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At June 30, 2002, the Prime Rate was 4.75%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount outstanding under the Flooring Facility is applied against the credit limit under the Line of Credit.  The Company had $2.2 million of borrowings under the Flooring Facility included in accounts payable and $7.1 million of net working capital advances outstanding at June 30, 2002.

As of June 30, 2002, the Company had cash and cash equivalents of $6.1 million and working capital of $17.8 million. Inventory increased $0.8 million to $46.9 million from December 31, 2001.  Accounts receivable increased $9.9 million to $48.6 million from December 31, 2001 due to a 23% increase in Outbound sales and the acquisition of PBS.  For the six months ended June 30, 2002, capital expenditures were $1.5 million versus $0.5 million for the comparable period last year.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans for at least the next twelve months.  In addition, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.  The Company was in compliance with its financial covenants under the Line of Credit at June 30, 2002.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of June 30, 2002, the Company has repurchased 15,000 shares under the program.

As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company would place additional demands on the Company's management and operating and financial resources.

Subsequent Events

The Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code on July 8, 2002 (the "Closing Date").  The Company paid initial consideration in the amount of approximately $9.0 million to Wareforce's creditors and $436,000 directly to Wareforce on the Closing Date and received trade accounts receivable and inventory with a gross value of $10.9 million as well as all fixed and intangible assets.  In connection with these payments, the Company drew on its line of credit.  As part of the aggregate consideration for the acquisition, the Company will also be required to purchase up to $600,000 in additional accounts receivable originated by Wareforce during the thirty (30) day period following the Closing Date, for an amount equal to eighty percent (80%) of the gross value of such receivables.  The Company will also be required to pay to Wareforce $1,007,500 as additional consideration on or before September 6, 2002.  In connection with the acquisition, the Company hired substantially all of the sales and sales support employees of Wareforce.

During the second quarter of 2002, the Company entered into an agreement to sell an unused building acquired through acquisition in 1997.  In August 2002, the Company completed the sale of the building and  received net proceeds of approximately $1.8 million and realized a net loss from the sale of approximately $350,000, with the loss recorded in the Company's Consolidated Statement of Operations for the three months ended June 30, 2002.

Inflation

Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the near future. There can be no assurances, however, that the Company's business will not be so affected by inflation.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").  These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life.  Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment.  In January 2002, the Company adopted FAS 142 and will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.  The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 4 - Segment Information.  This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable.

In the second quarter of 2002, the Company completed its assessment of the impact of FAS 142, and, as required by the provisions of FAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $10.8 million to reduce the carrying value of its goodwill.  Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections."  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan.  A fundamental conclusion reached in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that this Statement will have a material impact on its consolidated financial statements.

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize, causing actual results to differ materially from the forward looking statements. In that regard, there can be no assurance that the transition in the Company's business strategy to an increasingly Outbound sales model will be successful, that enhancements to Outbound account executive support or other actions by the Company will result in improved productivity, that profitability can be optimized, that infrastructure investments in the Company's Outbound business will result in expanded market share, or that the Company will be profitable in 2002 or for the ensuing periods. There can be no assurance that the focus on eLinux's profitability will succeed or result in bottom line improvements, or that eLinux's sales and business models prove successful, or that eLinux will continue to make progress towards achieving profitability. There also can be no assurance that the growth in Outbound sales will continue, that the Company's expansion of its Outbound sales force will increase sales sufficiently to offset costs, that Core business sales, particularly catalog sales, will rebound to historic levels, or that cost reductions, EBITDA or profitability for the Company's Core business and eCOST will continue or improve.  There can also be no assurance that the Company will successfully integrate businesses acquired by the Company or that the Company will realize the potential synergies of such acquired businesses.  In addition to the factors set forth above, other important factors that could cause actual results to differ materially from our expectations include: competition from companies either currently in the market or entering the market; competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Linux or Apple Computer; our reliance on Apple Computer, IBM, Hewlett-Packard, Compaq and other vendors; risks due to shifts in market demand and/or price erosion of owned inventory; general economic and computer industry conditions; the continued acceptance of the Company's distribution channel by vendors and customers; the timely availability and acceptance of new products; continuation of key vendor relationships and support programs; the continuing development, maintenance, and operation of the Company's information technology ("IT") systems; changes and uncertainties in economic conditions that could affect the rate of IT spending by the Company's customers; changes in pricing by our vendors; the ability of the Company to hire and retain qualified sales account executives; the effects of natural disasters or geopolitical events on the Company or the general economy; dependence on key personnel and sales or use tax collection.  In addition, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.  This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors  Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled, "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. As of June 30, 2002, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure as of June 30, 2002.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

 On April 1, 2002, the Company issued 300,000 shares of its common stock, valued at $1.2 million, to Pacific Business Systems, Inc. ("PBS") in connection with the Company's acquisition of substantially all the assets of PBS.  The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, as such issuance did not involve a public offering of securities.

 ITEM 5.   OTHER INFORMATION

 In June 2002, the Company held its annual meeting of stockholders at which the Company's stockholders approved, among other things, a 750,000 share increase in the number of shares authorized under the Company's 1994 Stock Incentive Plan and an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

None.

b.  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002		PC MALL, INC.

	By:	/s/ TED SANDERS Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)