Form 10-Q
period 2002-09-30
PC MALL INC
filed 2002-11-14
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2002

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

Yes [X]    No [  ]

There were 10,712,147 outstanding shares of Common Stock at November 13, 2002.

PC Mall, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC Mall, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30,	December 31,
	2002	2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,200	$9,972
Accounts receivable, net of allowance for doubtful accounts	60,556	38,707
Inventories	51,888	46,074
Prepaid expenses and other current assets	2,929	2,096
Deferred income taxes	1,840	1,840
Total current assets	126,413	98,689
Property and equipment, net	8,807	11,304
Goodwill, net	1,251	10,796
Deferred income taxes	3,136	4,062
Other assets	2,268	954
	$141,875	$125,805
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$73,987	$59,151
Accrued expenses and other current liabilities	12,831	10,526
Deferred revenue	9,531	8,744
Line of credit	8,803	1,561
Capital leases - current portion	234	437
Notes payable - current portion	416	1,000
Total current liabilities	105,802	81,419
Capital leases - long term	-	125
Notes payable - long term	-	250
Total liabilities	105,802	81,794

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 30,000,000 shares authorized; 10,782,322 and 10,443,616 shares issued and 10,722,622 and 10,428,616 outstanding, respectively	11	11
Additional paid-in capital	75,820	74,418
Treasury stock at cost: 59,700 and 15,000 shares, respectively	(211)	(91)
Retained earnings (accumulated deficit)	(39,547)	(30,327)
Total stockholders' equity	36,073	44,011
	$141,875	$125,805

See condensed notes to consolidated financial statements.

PC Mall, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net sales	$230,075	$171,904	$626,525	$542,235
Cost of goods sold	205,470	152,975	559,557	483,108
Gross profit	24,605	18,929	66,968	59,127
Selling, general and administrative expenses	23,082	17,986	63,409	54,914
Loss on sale of building	-	-	(350)	-
Income from operations	1,523	943	3,209	4,213
Interest expense, net	310	159	707	545
Income before income taxes	1,213	784	2,502	3,668
Income tax provision	449	291	926	1,358
Income before cumulative effect of change in accounting principle	764	493	1,576	2,310
Cumulative effect of change in accounting principle	-	-	(10,796)	-
Net income (loss)	$764	$493	$(9,220)	$2,310

Earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.07	$0.05	$0.15	$0.22
Cumulative effect of change in accounting principle	-	-	(1.02)	-
	$0.07	$0.05	$(0.87)	$0.22

Diluted Earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.07	$0.05	$0.14	$0.22
Cumulative effect of change in accounting principle	-	-	(0.97)	-
	$0.07	$0.05	$(0.83)	$0.22
Basic weighted average number of shares outstanding	10,759	10,419	10,630	10,419
Diluted weighted average number of shares outstanding	11,074	10,636	11,099	10,472

See condensed notes to consolidated financial statements.

PC Mall, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(9,220)	$2,310
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	10,796	-
Depreciation and amortization	3,391	4,350
Provision for deferred income taxes	926	1,358
Loss on disposal of fixed assets	-	41
Loss on sale of building	350	-
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,280)	13,314
Inventories	(3,097)	3,789
Prepaid expenses and other current assets	(417)	512
Other assets	(429)	(210)
Accounts payable	11,501	(13,709)
Accrued expenses and other current liabilities	(1,108)	(1,634)
Deferred revenue	787	(1,454)
Total adjustments	11,420	6,357

Net cash provided by operating activities	2,200	8,667

Cash flows from investing activities:
Purchase of property and equipment	(2,492)	(989)
Payments for costs incurred for acquisition of business	(10,351)	-
Proceeds from sale of property and equipment	1,813	81
Net cash used in investing activities	(11,030)	(908)

Cash flows from financing activities:
Payments for deferred financing costs	(179)	(697)
Borrowings under notes payable	-	2,000
Payments under notes payable	(834)	(647)
Net borrowings/(payments) under line of credit	9,446	(13,736)
Principal payments of obligations under capital leases	(328)	(430)
Repurchase of common stock	(120)	-
Proceeds from stock issued under stock option plans	73	-
Net cash provided by/(used in) financing activities	8,058	(13,510)

Net decrease in cash and cash equivalents	(772)	(5,751)
Cash and cash equivalents:
Beginning of period	9,972	12,195
End of period	$9,200	$6,444

See condensed notes to consolidated financial statements.

PC Mall, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.       Basis of Presentation

The consolidated interim financial statements include the accounts of PC Mall, Inc., a Delaware corporation, (formerly IdeaMall, Inc. and Creative Computers, Inc.) and its wholly owned subsidiaries (collectively, the "Company") and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting solely of normal recurring items necessary to present fairly the financial position of the Company at September 30, 2002 and December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.       Change in Accounting Principle and Recent Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").  These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life.  Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment.  In January 2002, the Company adopted FAS 142 and will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.   However, goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan.  A fundamental conclusion reached in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that this Statement will have a material impact on its consolidated financial statements.

 3.      Net income (loss) per share

Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods.  Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised. The computation of Basic and Diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Income before cumulative effect of change in accounting principle	$764	$493	$1,576	$2,310
Cumulative effect of change in accounting principle	-	-	(10,796)	-
Net income (loss)	$764	$493	$(9,220)	$2,310

Weighted average shares - Basic	10,759	10,419	10,630	10,419
Effect of dilutive stock options and warrants	315	217	469	53
Weighted average shares - Diluted	11,074	10,636	11,099	10,472

Net earnings (loss) per share - Basic
Income before cumulative effect of change in accounting principle	$0.07	$0.05	$0.15	$0.22
Cumulative effect of change in accounting principle	-	-	(1.02)	-
	$0.07	$0.05	$(0.87)	$0.22
Net earnings (loss) per share - Diluted
Income before cumulative effect of change in accounting principle	$0.07	$0.05	$0.14	$0.22
Cumulative effect of change in accounting principle	-	-	(0.97)	-
	$0.07	$0.05	(0.83)	$0.22

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

Summarized segment information for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

Three months ended September 30, 2002	Core Business (1)	eCOST.com	eLinux	Consolidated
Net sales	$205,700	$23,449	$926	$230,075
Gross profit	22,472	2,055	78	24,605
Income (loss) from operations	1,364	424	(265)	1,523

Three months ended September 30, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$151,070	$19,060	$1,774	$171,904
Gross profit	16,929	1,811	189	18,929
Income (loss) from operations	1,051	(10)	(98)	943

Nine months ended September 30, 2002	Core Business (1)	eCOST.com	eLinux	Consolidated
Net sales	$555,783	$66,207	$4,535	$626,525
Gross profit	60,668	5,924	376	66,968
Income (loss) from operations	3,249	626	(666)	3,209

Nine months ended September 30, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$472,233	$63,807	$6,195	$542,235
Gross profit	52,791	5,773	563	59,127
Income (loss) from operations	4,449	251	(487)	4,213

(1) As discussed in Notes 5 and 6, the results of ClubMac and Wareforce are included in the Core Business segment.

5.       Acquisition of Wareforce, Inc.

In July 2002, the Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code on July 8, 2002 (the "Closing Date").  The Company paid initial consideration in the amount of approximately $9.0 million to Wareforce's creditors and $436,000 directly to Wareforce on the Closing Date in exchange for trade accounts receivable and inventory with an initial valuation of $10.9 million, as well as all fixed and intangible assets.  In connection with these payments, the Company drew on its line of credit.  The Company paid to Wareforce $768,000 as additional contractual consideration on September 5, 2002.  In connection with the acquisition, the Company hired substantially all of the sales and sales support employees of Wareforce.  The Company is in the process of completing its valuation of acquired assets and the related purchase price allocation.  The Company considers Wareforce to be a part of the Core Business segment.

6.       Acquisition of Pacific Business Systems

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands.  Under the terms of the asset purchase agreement, the Company has acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory.  In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock valued at approximately $1.3 million to PBS and has agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  As a result of the acquisition, the Company recorded approximately $1.2 million of goodwill, and $0.2 million of definite-lived intangible assets with amortizable lives between three and six years.  The Company operates the acquired business as ClubMac, and considers this to be a part of the Core Business segment.

7.       Pro-Forma Earnings Based on Adoption of FAS No. 142, "Goodwill and Other Intangible Assets"

As discussed in Note 2, in the second quarter of 2002, the Company changed its accounting for goodwill effective January 1, 2002, as required by SFAS 142.  If the Company had adopted SFAS 142 effective January 1, 2001, net income, basic earnings per share and diluted earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Reported income before cumulative effect of change in accounting principle	$764	$493	$1,576	$2,310
Add back: goodwill amortization, net of tax effect	-	82	-	246
Adjusted income before cumulative effect of change in accounting principle	$764	$575	$1,576	$2,556

Basic earnings per share:
Reported income before cumulative effect of change in accounting principle	$0.07	$0.05	$0.15	$0.22
Goodwill amortization	-	0.01	-	0.02
Adjusted income before cumulative effect of change in accounting principle	$0.07	$0.06	$0.15	$0.24

Diluted earnings per share:
Reported income before cumulative effect of change in accounting principle	$0.07	$0.05	$0.14	$0.22
Goodwill amortization	-	0.01	-	0.02
Adjusted income before cumulative effect of change in accounting principle	$0.07	$0.06	$0.14	$0.24

8.        Sale of Building

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

9.        Supplemental Disclosure of Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Non-cash investing and financing activities
Issuance of common stock for acquisition	-	-	$1,329	-

10.        Unaudited Pro Forma Financial Information

As discussed in Notes 5 and 6, the Company acquired substantially all the assets of PBS and Wareforce in April and July 2002, respectively.  The following table presents unaudited pro forma information as if the acquired businesses had been combined with the Company at the beginning of each of the periods presented (in thousands, except per share amounts).  The unaudited pro forma information is not necessarily indicative of future combined operating results.  The actual results for the three months ended September 30, 2002 are included in the Company's Condensed Consolidated Statement of Operations.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2001	2002	2001
Net sales	$212,508	$677,448	$672,665
Income before cumulative effect of change in accounting principle	$870	$1,121	$3,244
Net income	$870	$(9,675)	$3,244

Weighted average shares - Basic	10,419	10,647	10,419
Weighted average shares - Diluted	10,636	11,099	10,472

Net earnings (loss) per share - Basic
Income before cumulative effect of change in accounting principle	$0.08	$0.11	$0.31
Net earnings (loss) per share - Basic	$0.08	$0.10	$0.31

Net earnings (loss) per share - Diluted
Income before cumulative effect of change in accounting principle	$0.08	$(0.91)	$0.31
Net earnings (loss) per share - Diluted	$0.08	$(0.87)	$0.31

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

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS''), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands.  Under the terms of the asset purchase agreement, the Company has acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory.  In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock valued at approximately $1.3 million to PBS and has agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  The Company operates the acquired business as ClubMac, and considers this to be part of its Core Business segment.

In July 2002, the Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code on July 8, 2002 (the "Closing Date").  The Company paid initial consideration in the amount of approximately $9.0 million to Wareforce's creditors and $436,000 directly to Wareforce on the Closing Date in exchange for trade accounts receivable and inventory with an initial valuation of $10.9 million, as well as all fixed and intangible assets.  In connection with these payments, the Company drew on its line of credit.  The Company paid to Wareforce $768,000 as additional contractual consideration on September 5, 2002.  In connection with the acquisition, the Company hired substantially all of the sales and sales support employees of Wareforce.  The Company is in the process of completing its valuation of acquired assets and the related purchase price allocation.  The Company considers Wareforce to be a part of the Core Business segment.

In Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of our Annual Report on Form 10-K for the year ended December 31, 2001, we included a discussion of the most significant accounting policies used in the preparation of our financial statements. There has been no material change in the policies used by us in the preparation of our financial statements since the filing of our Annual Report, except for adoption effective on January 1, 2002 of  SFAS No. 142 as described in "Recent Accounting Pronouncements" below.

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net sales for the quarter ended September 30, 2002 were $230.1 million, a 34% increase over last year's third quarter net sales of $171.9 million.  The increase in net sales for the quarter is primarily attributable to a 37% increase in total Outbound Direct Marketing sales, which includes a 29% increase in PC Mall Gov sales, and net sales of $31.9 million from the acquisition of PBS and Wareforce, which closed in April 2002 and July 2002, respectively.  Also contributing to the increase in sales were consumer catalog sales which increased by 3%.  eCOST.com sales increased by 23%, to $23.4 million, from the comparable quarter in 2001.  This increase was primarily due to opportunistic buys, continued enhancements to its marketing and product offerings and increased outbound sales to business customers.  eLinux sales for the quarter ended September 30, 2002 decreased 48%, to $0.9 million, from the comparable quarter last year due to the Company's decreased focus on sales for that segment.  For the quarter ended September 30, 2002, sales of Apple products represented 21% of net sales, compared to 24% in the prior year's third quarter.

Gross profit was $24.6 million for the three months ended September 30, 2002, an increase of $5.7 million, or 30%, over the prior year's comparable quarter.  For the Core Business, gross profit increased $5.5 million, or 33%, to $22.5 million consistent with the increase in net sales. For eCOST.com, gross profit for the third quarter of 2002 was $2.1 million, an increase of 13% from the prior year's third quarter. For eLinux, gross profit for the quarter ended September 30, 2002 was $0.1 million, a 59% drop from the prior year's third quarter.  As a percentage of net sales, consolidated gross profit for the three months ended September 30, 2002 decreased to 10.7% compared with 11.0% in the prior year.  For the Core Business, gross profit as a percentage of net sales decreased to 10.9% compared with 11.2% in the prior year's third quarter. Gross profit as a percentage of net sales for eCOST.com decreased to 8.8% from 9.5% in the prior year's third quarter.  For eLinux, gross profit as a percentage of net sales decreased to 8.4% from 10.7% in the prior year's third quarter. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.

Selling, general and administrative expenses were $23.1 million for the three months ended September 30, 2002, an increase of $5.1 million, or 28%, from the prior year.  As a percent of net sales, selling, general and administrative expenses declined to 10.0% from 10.5% in the prior year, primarily due to operating leverage achieved from higher sales, partially offset by the additional cost resulting from a 34% expansion in Outbound account manager headcount, an increase in net advertising expenditures, a decrease in reimbursements for IT services and the acquisitions of PBS and Wareforce.  For the Core Business, selling, general and administrative expenses in the third quarter of 2002 were $21.1 million, an increase of $5.2 million, or 33%, compared to the third quarter of the prior year.  As a percent of net sales, selling, general and administrative expenses for the Core Business decreased to 10.2% compared with 10.5% in the third quarter last year.  For eCOST.com, selling, general and administrative expenses in the third quarter of 2002 were $1.6 million, a decrease of $0.2 million, or 10% compared with the third quarter of the prior year primarily due to reduced net advertising expenditures.  As a percent of net sales, selling, general and administrative expenses for eCOST.com decreased to 7.0% in the third quarter of 2002 compared with 9.6% in the third quarter last year.  For eLinux, selling, general and administrative expenses in the third quarter of 2002 increased 20%, to $0.3 million, compared with the third quarter of the prior year.  As a percent of net sales, selling, general and administrative expenses for eLinux increased to 37.0% compared with 16.2% in the third quarter last year, the result of a 48% decline in sales.

Net interest expense for the three months ended September 30, 2002 was $0.3 million, up 95% from the comparable quarter in 2001, due to increased borrowings to fund the acquisition of Wareforce.

The Company recorded an income tax provision for the quarter ended September 30, 2002 of $0.4 million, up $0.2 million or 54% from the comparable quarter in 2001, utilizing an effective tax rate of 37% in both periods.

Net income was $0.8 million, or $0.07 per share, for the three months ended September 30, 2002 compared to net income of $0.5 million, or $0.05 per share, for the same period last year.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Net sales for the nine months ended September 30, 2002 were $626.5 million, a 16% increase over the nine months ended September 30, 2001.  The increase in net sales for the period is primarily attributable to a 31% increase in total Outbound Direct Marketing sales, which includes a 19% increase in PC Mall Gov sales and a 9% increase due to the acquisitions of Pacific Business Systems and Wareforce, which were completed  in April 2002 and July 2002, respectively.  The increase was offset by a 6% decline in consumer catalog sales.  For the nine months ended September 30, 2002, net sales for eCOST.com increased by 4%, to $66.2 million, from the comparable period in 2001.  This increase was primarily due to opportunistic buys, continued enhancements to its marketing and product offerings and increased outbound sales to business customers.  eLinux sales for the nine months ended September 30, 2002 decreased 27%, to $4.5 million, from the comparable period last year due to the Company's decreased focus on sales for that segment.  For the nine months ended September 30, 2002, sales of Apple products represented 22% of net sales, compared to 23% in the prior year's comparable period.

Gross profit was $67.0 million for the nine months ended September 30, 2002, an increase of $7.8 million, or 13%, over the prior year's comparable period. For the Core Business, gross profit increased $7.9 million, or 15%, to $60.7 million for the nine months ended September 30, 2002 over the same period last year, consistent with the increase in net sales.  For eCOST.com, gross profit for the nine months of 2002 increased 3%, to $5.9 million, over the comparable period of the prior year. For eLinux, gross profit for the nine months ended September 30, 2002 decreased 33%, to $0.4 million, over the prior nine-month comparable period. As a percentage of net sales, consolidated gross profit for the nine months ended September 30, 2002 decreased to 10.7% compared with 10.9% for the same period in the prior year.  For the Core Business, gross profit as a percentage of net sales declined to 10.9% compared to 11.2% in the prior year's comparable period, primarily as a result of a mix shift from a surge in lower margin software licensing products in the third quarter of  2002, fluctuations in vendor support experienced in the first quarter of 2002 and aggressive pricing by new Outbound account managers establishing relationships with business customers. For eCOST.com, gross profit as a percentage of net sales decreased to 8.9% for the nine months ended September 30, 2002 from 9.0% in the prior year's comparable period.  For eLinux, gross profit as a percentage of net sales for the nine months ended September 30, 2002 decreased to 8.3% from 9.1% compared to the comparable period in the prior year.

Selling, general and administrative expenses were $63.4 million for the nine months ended September 30, 2002, an increase of $8.5 million, or 15%, from the prior year. As a percent of net sales, selling, general and administrative expenses remained flat at 10.1%.  For the Core Business, selling, general and administrative expenses for the nine months ended September 30, 2002 were $57.1 million, an increase of $8.7 million, or 18%, compared to the same period in the prior year.  As a percent of net sales, selling, general and administrative expenses for the Core Business increased to 10.3% for the nine months ended September 30, 2002 compared with 10.2% for the same period last year, primarily due to an increase in Outbound account manager headcount, increased net advertising expenditures and the acquisitions of PBS and Wareforce. For eCOST.com, selling, general and administrative expenses for the nine months ended September 30, 2002 were $5.3 million, a decrease of 4% compared with the same nine-month period in the prior year. As a percent of net sales, selling, general and administrative expenses for eCOST.com decreased to 8.0% for the nine months ended September 30, 2002 compared with 8.7% for the comparable period last year. For eLinux, selling, general and administrative expenses for the nine months ended September 30, 2002 were $1.0 million, flat compared with the same period in the prior year. As a percent of net sales, selling, general and administrative expenses for eLinux increased to 23.0% for the nine months ended September 30, 2002 compared with 16.9% for the same period last year, resulting from a decline in sales.

Net interest expense for the nine months ended September 30, 2002 was $0.7 million, an increase of $0.2 million, or 29.7%, compared to the same period in 2001.  Net interest expense resulted from borrowings under the Company's line of credit, and increased over the prior year primarily due to borrowings to fund the acquisition of Wareforce in the third quarter of 2002.

The Company recorded an income tax provision of $0.9 million for the nine months ended September 30, 2002 versus $1.4 million for the comparable period in 2001, utilizing an effective tax rate of 37% in both periods.

As described in "Recent Accounting Pronouncements" below, in the second quarter of 2002, the Company completed its assessment of the impact of FAS 142, and, as required by FAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $10.8 million to reduce the carrying value of its goodwill.  Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.  The Company will perform its annual impairment review during the fourth quarter of each year, beginning with the fourth quarter of 2002.  Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.

Net loss, including the $10.8 million non-cash write-off of goodwill, was $9.2 million, or $0.83 per share, for the nine months ended September 30, 2002 compared to net income of $2.3 million, or $0.22 per share, for the same period last year.

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

The Company maintains a $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit") that commenced in March 2001.  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At September 30, 2002, the Prime Rate was 4.75%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount outstanding under the Flooring Facility is applied against the credit limit under the Line of Credit.  The Company had $3.5 million of borrowings under the Flooring Facility included in accounts payable and $8.8 million of net working capital advances outstanding at September 30, 2002.

As of September 30, 2002, the Company had cash and cash equivalents of $9.2 million and working capital of $20.6 million. Inventory increased $5.8 million to $51.9 million from December 31, 2001.  Accounts receivable increased $21.8 million to $60.6 million from December 31, 2001 due to a 37% increase in Outbound sales and the acquisitions of PBS and Wareforce.  For the nine months ended September 30, 2002, capital expenditures were $2.5 million versus $1.0 million for the comparable period last year.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans for at least the next twelve months.  If the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.  The Company was in compliance with its financial covenants under the Line of Credit at September 30, 2002.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock.  In September 2002, the Company announced the resumption of the share repurchase program.  During the third quarter of 2002, the Company purchased 44,700 shares at an aggregate cost of $119,450.  The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of September 30, 2002, the Company has repurchased a total of 59,700 shares under the program.

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

Change in  Accounting Principle and Recent Accounting Pronouncements

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

Business Factors

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize, causing actual results to differ materially from the forward looking statements. In that regard, there can be no assurance that the transition in the Company's business strategy to an increasingly Outbound sales model will be successful, that enhancements to Outbound account executive support or other actions by the Company will result in improved productivity, that profitability can be optimized, that infrastructure investments in the Company's Outbound business will result in expanded market share, or that the Company will be profitable in 2002 or for the ensuing periods.  There also can be no assurance that the growth in Outbound sales will continue, that the Company's expansion of its Outbound sales force will increase sales sufficiently to offset costs, that Core Business sales, particularly catalog sales, will rebound to historic levels, or that cost reductions, EBITDA or profitability for the Company's Core Business and eCOST will continue or improve.  There can also be no assurance that the Company will successfully integrate businesses acquired by the Company or that the Company will realize the potential synergies of such acquired businesses.   Increases in the percentage of direct sales by our vendors could adversely affect our business.  In addition to the factors set forth above, other important factors that could cause actual results to differ materially from our expectations include: competition from companies either currently in the market or entering the market; competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Linux or Apple Computer; our reliance on Apple Computer, IBM, Hewlett-Packard, Compaq and other vendors; risks due to shifts in market demand and/or price erosion of owned inventory; general economic and computer industry conditions; the continued acceptance of the Company's distribution channel by vendors and customers; the timely availability and acceptance of new products; continuation of key vendor relationships and support programs; the continuing development, maintenance, and operation of the Company's information technology ("IT") systems; changes and uncertainties in economic conditions that could affect the rate of IT spending by the Company's customers; changes in pricing by our vendors; the timing and extent of repurchases under the Company's share repurchase program; inability to convert back orders to completed sales; the ability of the Company to hire and retain qualified sales account executives; the effects of natural disasters or geopolitical events on the Company or the general economy; dependence on key personnel and sales or use tax collection.  In addition, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.  This list of risk factors is not intended to be exhaustive.  Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled, "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. As of September 30, 2002, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure as of September 30, 2002.

ITEM 4.   CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2002 Annual Meeting of Stockholders on July 16, 2002.  At the Annual Meeting, the stockholders voted on the following matters:

1.   The reelection as directors of Frank F. Khulusi, Mark C. Layton, Thomas A. Maloof, and Ronald B. Reck, all of whom were reelected at the Annual Meeting.  Each of the directors received the following votes:
	FOR	WITHHELD
Frank F. Khulusi	8,843,952	656,063
Mark C. Layton	8,937,252	562,763
Thomas A. Maloof	8,915,552	584,463
Ronald B. Reck	8,915,552	584,463

2.   The approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 15,000,000 to 30,000,000.
	FOR	AGAINST	ABSTENTIONS
Proposal to increase in authorized shares of Common Stock	9,202,531	283,686	13,798

3.   The approval of an amendment to the Company's 1994 Stock Incentive Plan to increase the number of authorized shares available for issuance under the Plan.
	FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
Stock Incentive Plan Proposal	4,166,518	578,078	8,572	4,746,847

4.   The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2002.
	FOR	AGAINST	ABSTENTIONS
Accountant's Proposal	9,468,796	15,471	15,478

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

  3.1(C)   Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 13, 2002.

10.1*     Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (filed as appendix A to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders and incorporated herein by reference)

 10.47      First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2002, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant.

 99.1       Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2       Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * The referenced exhibit is a compensatory contract, plan or arrangement.

b.  Reports on Form 8-K

A Current Report on Form 8-K was filed on August 14, 2002 regarding the submissions of certifications of Frank F. Khulusi, Chief Executive Officer, and Ted Sanders, Chief Financial Officer, as required pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002		PC MALL, INC.

	By:	/s/ Ted Sanders Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

CERTIFICATION

I, Frank Khulusi, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of PC Mall, Inc.;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.         The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Frank Khulusi Frank Khulusi Chief Executive Officer

CERTIFICATION

I, Ted Sanders, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of PC Mall, Inc.;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.         The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Ted Sanders Ted Sanders Chief Financial Officer

PC Mall, Inc.

EXHIBIT INDEX

Exhibit Number	Description
3.1(C)	Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 13, 2002.
10.1*

Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (filed as appendix A to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders and incorporated herein by reference)

10.47

First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2002, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant.

99.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * The referenced exhibit is a compensatory contract, plan or arrangement.