Form 10-K
period 2002-12-31
PC MALL INC
filed 2003-03-31
CIK 937941

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [ ]  No [x]

As of June 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $41.0 million.  The number of shares outstanding of the Registrant's Common Stock as of March 28, 2003 was 10,789,947.

Documents incorporated by reference into Part III:

Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year end of December 31, 2002 are incorporated by reference into Part III of this Report.

PC MALL, INC.

PART I

ITEM 1. BUSINESS

General

PC Mall, Inc. ("PC Mall"), formerly IdeaMall, Inc. and Creative Computers, Inc., together with its subsidiaries ("the Company"), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral and electronics products. The Company offers products to business, government and educational institutions as well as individual consumers through direct marketing techniques, direct response catalogs, dedicated inbound and Outbound telemarketing sales executives, the Internet, a direct sales force and three retail showrooms.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov and eCOST.com brands, its worldwide web sites on the Internet: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, and ecost.com, and other promotional materials.  The Company believes that its rapid response service and its broad product selection result in customer loyalty and repeat customer orders.

 In September 1997, PC Mall formed a wholly-owned subsidiary, uBid, Inc. ("uBid"), to sell computer-related products and consumer electronics through an auction format on the Internet. On December 9, 1998, uBid completed an initial public offering of 1,817,000 shares of its Common Stock.  Upon completion of this offering, PC Mall owned 80.1% of the outstanding Common Stock of uBid.  On June 7, 1999, PC Mall divested its ownership in uBid by means of a tax-free distribution of all of its remaining 7.3 million shares of uBid Common Stock to PC Mall's stockholders of record as of May 24, 1999.  In April 2000, uBid was acquired by CMGI.

In February 1999, PC Mall formed eCOST.com as a wholly-owned subsidiary.  eCOST.com is a multi-category Internet retailer of computer products and electronics, and offers a broad selection of name-brand products, most of which are sold at competitive prices plus itemized fees for processing and shipping the order.  In December 1999, the Company formed eLinux as a wholly-owned subsidiary to address the eLinux market.

During 2000, the Company shifted its strategy to focus primarily on its Outbound telemarketing operations.  Accordingly, the Company changed its operating strategy for its start-up businesses, eCOST.com and eLinux, emphasizing profitability over growth.

During 2002, the Company completed two acquisitions.  In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to businesses and consumer customers under the ClubMac and PBS brands.  The Company operates the acquired business as ClubMac.  In July 2002, the Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code.  The Company considers ClubMac and Wareforce to be part of its Core Business segment.

Also during 2002, PC Mall formed a new subsidiary, PC Mall Gov, Inc. to focus on the public sector market and hired an experienced public sector technology sales executive to lead the entity's operations.

 The Company currently operates in three reportable business segments: 1) a rapid response direct marketer of technology solutions for business, government and educational institutions as well as consumers, collectively referred to as the "Core Business," 2) a multi-category Internet retailer under the eCOST.com brand, and 3) a rapid response direct marketer of Linux-based products and services provided under the eLinux brand.  For segment information relating to net sales, gross profit and operating income, see Note 9 to the Company's financial statements included herein.

Strategy

The Company's strategy is to be a leading rapid response direct marketer of a broad range of computers, software and related technology products and solutions to business, government and educational institutions, and individual consumers.  Specific elements of the Company's operating strategy include:

Continued Development of Outbound Telemarketing.  During 2002, the Company continued to intensify its Outbound telemarketing efforts to focus on the under-served small and medium business (SMB) market as well as large business (enterprise), government and education markets.  The Company believes that its inherent cost efficiencies and its purchasing power with key vendors provides it with competitive advantages and growth opportunities to acquire market-share from small Value-Added Resellers ("VARs").  The Company's strategy is to expand its Outbound telemarketing sales executive workforce.  During 2002, the Company continued to hire experienced Outbound telemarketing executives to manage this initiative and expand the Outbound telemarketing sales executive workforce.  In September 2001, the Company opened a new Outbound telemarketing call center located in Orange County, California.  The Company also focused on the development of its Outbound telemarketing executives through its comprehensive training program.  The Company expects to continue to invest in new tools and training to develop its Outbound telemarketing sales operation.

Focus on Sales of Enterprise Products.  The Company continues to focus on sales of enterprise products such as networking, servers, storage and volume licensing, as these products represent high growth segments of the enterprise market.  Throughout the year the Company continued to focus on expanding its manufacturer authorizations to sell enterprise products, and among its successes received authorization from Microsoft to sell contractual licensing to large enterprise customers.  The Company is authorized or otherwise has the ability to sell IBM, Hewlett-Packard/Compaq, Cisco, EMC, Microsoft, Network Associates and other name brand products.  The Company also enhanced its ability to support enterprise products during 2002 by launching new tools, such as online licensing, to assist customers with purchasing enterprise products.

 Leverage Macintosh Market Position.  Throughout 2002, the Company continued to be a leading rapid response direct marketer of Macintosh products, offering the full line of Apple and related products.  The Company believes that its Apple leadership position provides opportunities to acquire new commercial customers as well as penetrate existing customers.  The Company's sales of Mac-related products in 2002 were $304.9 million, an increase of $24.5 million, or 8.7%, compared to $280.4 million in 2001.  During 2002, the Company published 14 editions of its MacMall catalog with a circulation of 24.8 million copies, a 16.5% decrease from the prior year's 29.7 million circulation and a 15.9% decrease from the 29.5 million copies circulated in 2000.

 Increased Relationship-Based Selling. The Company's sales executives are highly trained in relationship building with their customers and are continuously coached to offer higher levels of service.  The Company is committed to relationship-based selling.  Each sales executive is trained and empowered to handle all customer needs, including ongoing customer service and returns-related issues.  Additionally, sales executives bring other expertise to bear as needed from within the Company, including Novell-trained Certified Network Engineers (CNE), Microsoft Windows Server specialists (MCSE) and Apple, Cisco, HP, EMC and Computer Associates certified technicians.

 Leverage of Internet Expertise.  The Company considers itself a leader in Internet e-commerce innovation and intends to continue enhancing its leadership position on the Internet. The Company was among the first to enter the Internet auction space with its ubid.com web site.  uBid completed a successful initial public offering ("IPO") in December 1998, and the Company subsequently distributed to its stockholders all of its remaining shares of uBid in June 1999.

 In March 1999, the Company launched the eCOST.com web site, which offers a broad selection of name-brand products, many of which are sold at discount prices. Customers are provided an itemized description of the fees associated with processing their orders, including a handling and processing fee, and a shipping fee.

Penetration of the Public Sector Market.  In April 2002, PC Mall formed PC Mall Gov, Inc. ("PC Mall Gov"), a wholly owned subsidiary, and hired an experienced public sector technology sales executive to lead its public sector sales efforts.  Public sector sales are one of the fastest growing categories, and the Company believes that PC Mall Gov's efficiency is well suited to support the procurement model of the government and education buyer.  PC Mall Gov intends to establish a larger presence in the federal government market.

 Marketing and Sales

The Company designs its various marketing programs to attract new customers and to stimulate additional purchases by previous customers.  The Company continuously attracts new customers by employing Outbound telemarketing sales techniques to establish relationships with businesses, selectively mailing catalogs to prospective customers and through advertising on the Internet and in major computer user magazines such as Computer Shopper, Federal Computer Week, Government Technology, MacWorld, Mac Home, Mac Today, Mac Addict and others.  In addition, the Company obtains the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers.   The Company sells its products to business, government and educational institutions, as well as individual consumers.

The Company utilizes third-party software designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques.  The software combines these optimization techniques with multiple models to more effectively match offers to individuals and businesses to provide the most profitable results.

Outbound and Inbound Telemarketing.  The Company believes that much of its success has come from the quality and training of its sales executives.  Sales executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders.  Sales executives also have the authority to vary prices within specified parameters in order to meet prices of competitors.  In addition, sales executives undergo an initial sales training program focusing on use of the Company's systems, product offerings and networking solutions, sales techniques, phone etiquette and customer service.  Sales executives also attend frequent training sessions to stay up-to-date on new products.  Sales executives staff the Company's toll-free order lines 24 hours a day, seven days a week.  Customer service and technical support personnel assist inbound and Outbound telemarketing sales executives.  The Company's phone and computer systems are used for order entry, customer tracking and inventory management.  During 2002, the Company shipped approximately 612,000 inbound and Outbound telemarketing orders with an average order size of $912.

Catalogs.  The Company published 13 editions of its PC Mall catalog during 2002 and distributed approximately 11.0 million catalogs.  PC Mall customers receive a catalog several times a year depending on purchasing history.  In addition, the Company includes a catalog with most orders shipped, as well as special promotional flyers and manufacturers' product brochures.

The Company published 14 editions of its MacMall catalog in 2002 and distributed approximately 24.8 million catalogs.  Active MacMall customers receive a catalog several times a year depending upon purchasing history, and the Company includes a catalog with most orders shipped, as well as special promotional flyers and manufacturers' product brochures.  The Company also published ClubMac, eCOST.com and PC Mall Gov catalogs in 2002, totaling an additional 26 editions and nearly 5.1 million catalogs.

The Company creates all of its catalogs in-house with its own design team and production artists using a Macintosh-based desktop publishing system.  The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

The Internet. The Company operates several worldwide web sites on the Internet, including pcmall.com, macmall.com, clubmac.com, pcmallgov.com, and ecost.com.  The Company offers many advanced Internet features such as on-line ordering, access to inventory availability and a large product selection with detailed product information.  The Company also maintains and operates an extranet for its corporate customers, called "Corporate Access Pages" or CAP sites.  CAP sites provide custom catalogs and online purchasing channels for corporate customers and their employees.  CAP sites enhance sales productivity by allowing customers to perform routine tasks online, freeing the account executive's time for acquiring new customers.  Sales generated through the Internet have grown rapidly for the Company as it offers its customers a convenient means of shopping and ordering its products.  In addition, the Company's web sites also serve as another source of new customers.  In 2002, the Company shipped approximately 587,000 Internet-related orders, a 24% increase over the 474,000 Internet orders shipped in 2001.

In April 2002, the Company launched a new product search engine on www.pcmall.com and www.macmall.com which improves the ease of use of these web sites in three primary ways.  Search results are now displayed by most popular products first, however, customers can change the search results to have them displayed by product type (category), manufacturer, lowest price first or highest price first.  Customers are now able to filter search results by product type (category), manufacturer, keyword(s) or price range, and displaying only products that are in stock for immediate shipment.  Customers also now have the option to make the current search engine even faster by turning off product images and removing product descriptions.

Vendor Supported Marketing.  The Company sells advertising space in the Company's catalogs, advertising on the Company's Internet sites and vendor supported Outbound telemarketing campaigns.  These advertising sales generate revenues that offset a substantial portion of the expense of publishing and distributing the catalogs.  The Company also develops marketing campaigns to maximize product sales.

National Off-Page Advertising.  The Company continuously attracts new catalog customers and generates orders through large multi-page color advertisements in major publications such as Computer Shopper, Federal Computer Week, Government Technology, MacWorld, Mac Home, Mac Today, and Mac Addict.  During 2002, the Company purchased 239 pages of magazine advertising.

Corporate Sales.  The specific needs of corporate buyers are fulfilled through a combination of inbound and Outbound telemarketing sales force as well as a direct sales force through the Company's CCIT and Wareforce subsidiaries.  The Company's sales staff builds long-term relationships with corporate customers through regular phone contact and personalized service.  Corporate customers may choose from several purchase or lease options for financing product purchases, and the Company extends credit terms to certain corporate customers.

Customer Return Policy.  The Company offers a limited return policy on a number of its products, subject to vendor terms and conditions.  Returns are monitored to identify trends in product acceptance and defects, to enhance customer satisfaction and to reduce overall returns.

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

The following table sets forth the Company's net sales by major product category as a percentage of total net sales for the periods presented.

	Year Ended December 31,
	2002	2001	2000
Computer systems	36.9%	39.0%	44.3%
Peripherals, components and accessories	42.1	45.5	42.0
Software	12.1	10.4	9.0
Other (1)	8.9	5.1	4.7
Total	100.0%	100.0%	100.0%

(1)  Other consists primarily of other electronic products, income from configuration charges and sales of extended warranties.

Computer Systems.  The Company offers a large selection of desktop, laptop and server systems from leading manufacturers including Apple, Hewlett-Packard/Compaq, IBM, Sony, Toshiba and others.

Peripherals, Components and Accessories.  The Company offers a large selection of peripheral and component products from manufacturers such as Apple, Hewlett-Packard/Compaq, Sony, Viewsonic, NEC/Mitsubishi, Epson, Xerox, 3Com, Cisco, Kingston, Canon, IBM, EMC and Iomega.  Peripherals and components include printers, monitors, data storage devices, add-on circuit boards, connectivity products and communications products.  The accessories offered by the Company include a broad range of computer-related items and supplies such as toner, ink cartridges, magnetic tape, cables and connectors.

Software.   The Company sells a wide variety of software packages in the business and personal productivity, utility, language, graphics and video editing categories, including word processing, spreadsheet and database software.  The Company offers a large number of software programs and licenses from established vendors, such as Microsoft, Apple, Adobe, Symantec, Network Associates, Quark, Filemaker, Computer Associates, NAI, Lotus/IBM, Macromedia and Intuit, as well as numerous specialty products from new and emerging vendors.  The Company also markets upgrades from certain vendors, such as Symantec, Corel, Lotus and Microsoft.

Purchasing and Inventory

The Company believes that effective purchasing is a key element of its business strategy to provide name brand computer products and related software and peripherals at competitive prices.  The Company believes that its high volume of sales results in increased purchasing power with its primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances.  During 2002, the Company purchased products from over 643 vendors.  During 2002, 2001 and 2000, products manufactured by Apple represented approximately 23.1%, 24.1% and 21.6% of net sales, respectively.  The Company is also linked electronically with eleven distributors or manufacturers, which allows account executives to view distributor product availability on line and drop-ship product directly to their customers.  The benefits of this program include reduced inventory carrying costs, higher order fill rates, and improved inventory turns.

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

The Company attempts to manage its inventory position to generate the highest levels of customer satisfaction possible while limiting inventory risk.  The Company's average annual inventory turns were 15.3 times in 2002, 15.7 times in 2001, and 15.8 times in 2000.  Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products.  The Company has negotiated agreements with many of its vendors that contain price protection provisions intended to reduce the Company's risk of loss due to manufacturer price reductions.  The Company currently has such rights with respect to products that it purchases from Apple, Hewlett-Packard/Compaq, IBM and certain other vendors; however, such rights vary by product line, have other conditions and limitations and can be terminated or changed at any time.

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

Distribution

The Company operates a full-service 155,000 square foot distribution center in Memphis, Tennessee and a 20,454 square foot warehouse facility in Irvine, CA.  The Memphis warehouse, the Company's primary distribution center, is strategically located near the Federal Express main hub in Memphis, which allows most orders of in-stock products accepted by 10:00 p.m. Eastern Standard Time to be shipped for delivery by 10:30 a.m. the following day via Federal Express.  Upon request, orders may also be shipped at a lower cost using other modes of transportation such as United Parcel Ground Service.  The Irvine warehouse primarily functions as a custom configuration and distribution center for Wareforce's corporate customers.  The Company believes that its existing distribution facilities are adequate for its current needs.

When an order is entered into the Company's systems, an automated credit check or credit card verification is performed, and if approved, and the product is in stock, the order is electronically transmitted to the warehouse, where a packing slip is printed for order fulfillment.  All inventory items are bar coded and located in computer-designated areas which are easily identified on the packing slip.  All orders are checked with bar code scanners prior to final packing to ensure that each order is packed correctly.

The Company also has electronic purchasing and drop shipping systems for products that are not in stock at its distribution centers.  Eleven distributors or manufacturers are linked electronically to provide inventory availability and pricing information.  The Company transmits an electronic order for immediate shipment via an electronic interchange (EDI) to the selected distributor after considering inventory availability, price and location.  This capability allows the Company to ship a high percentage of orders on the same day that they are received.

Management Information Systems

The Company has committed significant resources to the development of sophisticated computer systems that are used to manage its business.  The Company's computer systems support telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution, and facilitate the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business.  The systems allow the Company to, among other things, monitor sales trends, make informed purchasing decisions and provide product availability and order status information.  In addition to the main computer systems, the Company has systems of networked personal computers.  The Company also applies its management information systems to the task of managing its inventory.  The Company currently operates its management information systems using a Hewlett Packard HP3000 Enterprise System and has a back-up system available in the event of a system failure.  The Company believes that in order to remain competitive it will be necessary to upgrade its management information systems on a continuing basis.

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

Retail Computer Showrooms

The Company currently operates three retail computer showrooms, located in Santa Monica, California, Torrance, California, and Memphis, Tennessee that are targeted at high-end consumers and small businesses residing in the local area.

Competition

The retail business for personal computers and related products is highly competitive.  The Company competes with other direct marketers, including CDW, Insight Enterprises, PC Connection and MicroWarehouse.  In addition, the Company competes with computer retail stores and resellers, including superstores such as CompUSA and Best Buy, certain hardware and software vendors such as Gateway and Dell Computer that sell directly to end users, and other direct marketers of hardware, software and computer-related products.  Barriers to entry are relatively low in the direct marketing industry and the risk of new competitors entering the market is high.  The markets in which the Company's retail showrooms operate are also highly competitive.

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

Although many of the Company's competitors have greater financial resources than the Company, the Company believes that its ability to offer consumers and businesses a wide selection of products, at competitive prices, with prompt delivery and a high level of customer service, and its good relationships with its vendors and suppliers, allow it to compete effectively.  There can be no assurance that the Company can continue to compete effectively against existing or new competitors that may enter the market.  The Company believes that competition may increase in the future, which could require the Company to reduce prices, increase advertising expenditures or take other actions that may have an adverse effect on the Company's operating results.

Employees

As of December 31, 2002, the Company had 1,185 full-time employees.  The Company emphasizes the recruiting and training of high-quality personnel and, to the extent practical, promotes people to positions of increased responsibility from within the Company.  Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership.  New account executives participate in an intensive sales training program, during which time they are introduced to the Company's philosophy, available resources, products and services, as well as basic and advanced sales skills.  Training for specific product lines and continuing education programs are conducted on an ongoing basis, supplemented by vendor-sponsored training programs for all sales executives and technical support personnel.

The Company's employees are generally compensated on a basis that rewards performance and the achievement of identified goals.  For example, sales executives receive compensation pursuant to a commission schedule that is based primarily upon gross profit dollars generated from their sales efforts.  The Company believes that these incentives positively impact its performance and operating results.

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

Properties

The Company's principal facilities at December 31, 2002 were as follows:

Description	Sq. Ft.	Location
PC Mall, Inc. Corporate Headquarters	153,532	Torrance, CA
Distribution Center	155,000	Memphis, TN
Irvine Sales Office and Warehouse	60,888	Irvine, CA
Wisconsin Sales Office	35,503	Milwaukee, WI
Retail Showroom	9,750	Santa Monica, CA

 The Company leases each of its principal facilities, except for the Santa Monica retail showroom, which is owned by the Company.  The Company's distribution center includes shipping, receiving, warehousing and administrative space.  In 2002, the Company sold its building previously held for sale.  Also in 2002, the Company negotiated a three-year extension covering 155,000 square feet on its Memphis, TN warehouse.

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

Based upon current law, certain of the Company's subsidiaries currently collect and remit sales tax only on sales of products to residents of the states in which the respective subsidiaries have a physical presence.  Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped to those states' residents, and it is possible that such a requirement could be imposed in the future.  In addition, a number of bills may be introduced or are pending before federal and state legislatures that would potentially expand the tax collection responsibility of Internet-related companies.  Until these legislative efforts have run their course and the courts have considered and resolved some cases involving these tax collection issues, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on the Company's business, results of operations and financial condition.

Executive Officers

The executive officers of the Company as of March 28, 2003 and their respective ages and positions are as follows:

Name	Age	Position
Frank Khulusi	36	Chairman of the Board, President and Chief Executive Officer
Theodore R. Sanders	48	Chief Financial Officer
Daniel J. DeVries	41	Executive Vice President - Marketing
Kristin M. Rogers	44	Executive Vice President - Enterprise Sales

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

Daniel J. DeVries has served as Executive Vice President - Marketing since February 1996 and was Senior Vice President from October 1994 to that time.  Mr. DeVries is responsible for marketing, consumer sales and product management strategy.  From April 1993 to October 1994, he held various sales and marketing positions with the Company.  From July 1988 to April 1993, Mr. DeVries was a Regional Manager for Sun Computers, a computer retailer.  Mr. DeVries attended the University of Michigan.

Kristin M. Rogers joined the Company in February 2000 and was appointed as Executive Vice President  - Enterprise Sales in June 2001.  Ms. Rogers is responsible for corporate sales strategy.  Prior to joining the Company, Ms. Rogers held a variety of positions with Merisel, a computer wholesale distributor from 1980 through 1999, the most recent position being Senior Vice President and General Manager of the US region.  In addition, Ms. Rogers spent one year (1997) as Executive Vice President and General Manager of the US region for Micro Warehouse, a direct marketer based in Norwalk, Connecticut.  Ms. Rogers received a B.A. degree in Political Science at Bates College (Lewiston, Maine).

CERTAIN FACTORS AFFECTING FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  Such statements include statements regarding the Company's expectations, hopes or intentions regarding the future, including but not limited to statements regarding the Company's strategy, competition, vendors, expenses, financing, revenue, margins, operations and compliance with applicable laws.  Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement.  Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs.  All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

 Dependence on Vendors

 The Company is dependent on sales of Apple and Apple-related products, and those of other vendors, including Hewlett-Packard/Compaq ("HP"), IBM, Microsoft, Ingram Micro and Tech Data,  Products manufactured by Apple represented 23.1%, 24.1%, and 21.6% of the Company's net sales in 2002, 2001 and 2000, respectively.  Products manufactured by HP represented 17.8%, 17.3% and 17.1% of the Company's net sales in 2002, 2001 and 2000, respectively.  A decline in sales of Apple or HP computers or a decrease in supply of or demand for software and peripheral products for such computers could have a material adverse impact on the Company's business.  During parts of 2002, 2001 and 2000, certain Apple products were in short supply.  A continuation of such shortages or future shortages could adversely affect the Company's operating results.  The Company is an authorized dealer for the full retail line of Apple products; however, the Company's dealer agreement with Apple is terminable upon 30 days' notice.  The Company's business would be adversely affected if all or a portion of the line of Apple or HP products were no longer available to the Company.  The Company's success is, in part, dependent upon the ability of Apple and HP to develop and market products that meet the changing requirements of the marketplace.  To the extent that these products are not available to the Company, the Company could encounter increased price and other competition, which would adversely affect the Company's business, financial condition and results of operations.

       The Company purchases all of its products from vendors.  Certain key vendors, including those listed above, provide the Company with trade credit as well as substantial incentives in the form of discounts, credits and cooperative advertising.  Most key vendors have agreements to provide, or otherwise have consistently provided, market development funds to the Company, whereby such vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs to their respective products.  Termination or interruption of the Company's relationships with one or more of these vendors, including Apple or HP, or modification of the terms or discontinuance of the agreements and market-development fund programs with these vendors, could adversely affect the Company's operating income and cash flow.  The Company's success is dependent in part upon the ability of its vendors to develop and market products that meet the changing requirements of the marketplace.  Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less.  In most cases, the Company has no guaranteed price or delivery arrangements with its suppliers.  As a result, the Company has experienced and may in the future experience short-term inventory shortages on certain products.  In addition, manufacturers who currently sell their products through the Company may decide to sell their products directly or through resellers or channels other than the Company.  Further, the personal computer industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain manufacturers to supply certain products as needed.  The loss of a key vendor or decline in demand for products of a key vendor may reduce sales and affect operating results.  There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill the Company's customers' orders on a timely basis or that the Company will be able to obtain particular products, on favorable terms or at all, or that a product line currently offered by suppliers will continue to be available.  Similarly, there can be no assurance that the Company will be able to obtain authorizations from new vendors which may introduce new products that create market demand.

 Competition

The retail business for personal computers, electronics and related products is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information.  The Company competes with other direct marketers, including CDW, Insight Enterprises, PC Connection and MicroWarehouse.  In addition, the Company competes with computer retail stores and resellers including superstores such as CompUSA and Best Buy, certain hardware and software vendors such as Dell Computer and Gateway that sell directly to end users, and other direct marketers of hardware, software and computer-related products.  In the direct marketing and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high.  Certain existing competitors of the Company have substantially greater financial resources than the Company.  There can be no assurance that the Company can continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.  In addition, price is an important competitive factor in the personal computer hardware, software and peripherals market and the market for electronics products, and there can be no assurance that the Company will not be subject to increased price competition, which may have an adverse effect on the Company's business, financial condition and results of operations.  There can be no assurance that the Company will not lose market share or that it will not be forced in the future to reduce its prices in response to the actions of its competitors and thereby experience a further reduction in its gross margins.

Narrow Gross Operating Margins

 As a result of intense price competition in the computer products and electronics industry, the Company's margins have historically been narrow and are expected to continue to be narrow.  These narrow gross margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events.   The inability of the Company to maintain its margins in the future could have an adverse effect on the Company's business, financial condition and results of operations.

Potential Quarterly Fluctuations

The Company experiences variability in its net sales and net income on a quarterly basis as a result of many factors.  These factors include the frequency of catalog mailings, introduction or discontinuation of new catalogs, the introduction of new products or services by the Company and its competitors, changes in prices from suppliers, the loss or consolidation of a significant supplier or customer, general competitive conditions including pricing, the Company's ability to control costs, the timing of capital expenditures, the condition of the personal computer industry and electronics in general, seasonal shifts in demand for computer and electronics products, industry announcements and market acceptance of new products or upgrades, deferral of customer orders in anticipation of new product applications, product enhancements or operating systems, the relative mix of products sold during the period, inability of the Company to obtain adequate quantities of products carried in its catalogs, delays in the release by suppliers of new products and inventory adjustments, expenditures by the Company on new business ventures and general economic conditions and geopolitical events.  The Company's planned operating expenditures each quarter are based on sales forecasts for the quarter. If sales do not meet expectations in any given quarter, operating results for the quarter may be materially adversely affected. The Company's narrow margins may magnify the impact of these factors on the Company's operating results. The Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year.  In certain future quarters, the Company's operating results may be below the expectations of public market analysts or investors.  In such event, the market price of the Company's Common Stock could be materially adversely affected.

Focus on the Public Sector

 The Company has historically sold into the public sector markets, and has only subsequently expanded this business model by creating a new subsidiary, PC Mall Gov, Inc., to focus on this growing market.  In adding this new focus, the Company faces numerous risks and challenges, including competition from a wider range of sources and the need to develop strategic relationships.  There can be no assurance that the increased focus on the public sector will result in expanded market share or increased profitability of the Company.

Acquisitions

As part of its growth strategy, the Company acquired two marketers of computers and computer-related products in 2002, Pacific Business Systems and Wareforce.  The Company may continue to pursue acquisitions of companies that would either complement or expand its existing business.  No assurance can be given that the benefits expected from the acquisition of complementary companies will be realized.  In addition, acquisitions involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management's attention to the operations and personnel of the acquired company, the integration of the acquired company's management information systems with those of the Company, potential short-term adverse effects on the Company's operating results and the amortization of acquired intangible assets.  Any delays or unexpected costs incurred in connection with the coordination of acquired operations could have a material adverse effect on the Company's business, financial condition and results of operations.  There can be no assurance that the Company will be able to implement or sustain its acquisition strategy or that its strategy will ultimately prove profitable for the Company.

 Business Interruption; Facilities

The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to its customers.  The Company has taken several precautionary steps to help minimize the impact of disasters that might cause business interruptions.  There can be no assurance that a disruption will not occur; however, any disruption of the Company's day-to-day operations including those caused by natural disasters, acts or threats of war, terrorism or other conflict could have a material adverse effect upon the Company, and any interruption, corruption, degradation or failure of the Company's non-redundant systems, including but not limited to, its management information systems, distribution center, web site or telephone system, could impair its ability to receive and process customer orders and ship products on a timely basis.

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

 Dependence on Independent Shipping Companies

The Company relies on arrangements with independent shipping companies, especially Federal Express and UPS, for the delivery of its products.  The disruption or termination of the Company's arrangements with Federal Express, UPS or other shipping companies, or the failure or inability of one or more shipping companies to deliver products from the Company to its customers, or from suppliers to the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Risk of Technological Changes and Inventory Obsolescence

 The market for personal computers, peripherals, software and electronics products is characterized by rapid technological change and a growing diversity of products.  The Company's success depends in large part on its ability to identify and obtain the right to market products that will meet the changing requirements of the marketplace.  There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to excess and obsolete inventory.  The Company currently has limited return rights with respect to products which it purchases from Apple, Hewlett-Packard/Compaq, IBM, and certain other vendors; however, such rights vary by product line, have other conditions and limitations, and can be terminated or changed at any time.

 State Sales Tax Collection

 Based upon current law, certain of the Company's subsidiaries currently collect and remit sales tax only on sales of products to residents of the states in which the respective subsidiaries have a physical presence.  The U.S. Supreme Court has ruled that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers.   Certain court cases have upheld tax collection obligations on  companies, including mail order companies, whose contacts with  the taxing state was quite limited (e.g., visiting the state several times a year to aid customers or  to inspect showrooms stocking their goods).  The Company believes its operations are different from the operations of the companies in these cases and thus do not give rise to tax collection obligations.

However, the Company cannot predict the level of contact with any state which would give rise to future or past tax collection obligations.   The tax treatment of the Internet and e-commerce is currently  in a state of flux.   Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped to those states' residents, and it is possible that such a requirement could be imposed in the future.  In addition, a number of bills may be introduced or are pending before federal and state legislatures that would potentially expand the tax collection responsibility of Internet-related companies.  It is possible that federal legislation could be enacted that would permit states to impose sales tax collection obligations on out-of-state mail order companies and if enacted, the imposition of a tax collection obligation on the Company may result in additional administrative expenses to the Company and price increases to its customers that could adversely affect the Company's business, financial condition and results of operations.  States also potentially may expand tax collection responsibilities of out-of-state companies through legislation.  Until these legislative efforts have run their course and the courts have considered and resolved some cases involving tax collection issues, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on the Company's business, results of operations and financial condition.

Industry Evolution and Price Reductions

 The personal computer industry is undergoing significant change.  In addition, in recent years a number of new, cost-effective channels of distribution have developed in the industry, such as the Internet, computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchants.  Computer resellers are consolidating operations and acquiring or merging with other resellers and/or direct marketers to achieve economies of scale and increased efficiency.  The current industry reconfiguration and the trend towards consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for the Company to maintain its operating margins or to increase or maintain the same level of net sales or gross profit.  Declining prices, resulting in part from technological changes, may require the Company to sell a greater number of products to achieve the same level of net sales and gross profit.  Such a trend could make it more difficult for the Company to continue to increase its net sales and earnings growth.  In addition, growth in the personal computer market has slowed.  If the growth rate of the personal computer market were to further decrease, the Company's business, financial condition and operating results could be adversely affected.

 Management Information Systems

The Company's success is in part dependent on the accuracy and proper utilization of its management information systems, including its telephone system.  The Company's ability to analyze data derived from its management information systems to increase product promotions, manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis and to maintain cost-efficient operations, are each dependent upon the quality and utilization of the information generated by its management information systems.  The Company is continually upgrading its management information system hardware and software to better meet the information requirements of its users, and believes that to remain competitive, it will be necessary to upgrade its management information systems on a continuing basis in the future.  In addition to the costs associated with such upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures which could impair the Company's ability to receive and process orders and ship products in a timely manner.  The Company does not currently have a redundant or back-up telephone system, nor does it have complete redundancy for its management information systems.  Any interruption in telephone service or management information systems including those caused by natural disasters could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Privacy Concerns

 The Company mails catalogs and sends electronic messages to names in its proprietary customer database and to potential customers whose names the Company obtains from rented or exchanged mailing lists.  Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny.  Any domestic or foreign legislation enacted limiting or prohibiting these practices, including a national do-not-call list, could negatively affect the Company's business, financial condition and results of operations.

 Management of Growth

The growth of the Company's business has required the Company to make significant additions in personnel and has significantly increased the Company's working capital requirements.  Although the Company has experienced significant sales growth since its inception, such growth should not be considered indicative of future sales growth.  Such growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place significant strain upon the Company's management, operating and financial systems, and other resources.  There can be no assurance that this strain will not have a material adverse effect on the Company's business, financial condition, and results of operations, nor can there be any assurance that the Company will be able to attract or retain sufficient personnel to continue the expansion of its operations.  Also crucial to the Company's success in managing its growth will be its ability to achieve additional economies of scale.  There can be no assurance that the Company will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations.

 Availability of Capital

The Company requires substantial working capital to fund its business. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2003. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.  If additional financing is required but not available, the Company would have to implement additional measures to conserve cash and reduce costs. However, there is no assurance that such measures would be successful.  The Company's failure to raise required additional funds or to secure an additional credit facility would adversely affect the Company's ability to maintain, develop or enhance its product offerings, take advantage of future opportunities, respond to competitive pressures or continue operations.

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

Dependence on Continued Use of the Internet

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

ITEM 2.  PROPERTIES

See "Properties" in Item 1 above.

 ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings or claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse effect on the Company's business, financial condition or results of operations.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 The Common Stock of the Company has been traded on the NASDAQ National Market since the Company's initial public offering on April 4, 1995 (the "IPO").  Prior to the IPO, there was no public market for the Company's Common Stock.  The following table sets forth the range of high and low closing sales prices for the Company's Common Stock for the periods indicated, as reported on the NASDAQ National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2000
First Quarter	$14.06	$ 7.13
Second Quarter	10.06	3.66
Third Quarter	4.56	2.59
Fourth Quarter	3.13	0.53

Year Ended December 31, 2001
First Quarter	2.50	0.81
Second Quarter	2.01	1.00
Third Quarter	3.50	1.43
Fourth Quarter	4.06	1.73

Year Ended December 31, 2002
First Quarter	4.47	3.02
Second Quarter	5.00	3.40
Third Quarter	3.36	2.05
Fourth Quarter	4.29	2.00

On March 27, 2003, the closing price of the Company's Common Stock as reported on the NASDAQ National Market was $3.15 per share.  As of March 27, 2003, there were approximately 56 holders of record of the Common Stock.

The Company has never paid cash dividends on its capital stock.  The Company intends to retain its earnings to finance the growth and development of its business.  For information regarding the Company's Equity Compensation Plans, see Item 12 of this Report.

 ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.  The selected income statement data for the years ended December 31, 2000, 2001 and 2002 and the selected balance sheet data as of December 31, 2001 and 2002 are derived from the Company's audited consolidated financial statements, which are included elsewhere herein.  The selected income statement data for the years ended December 31, 1998 and 1999 along with the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from the audited consolidated financial statements of the Company which are not included herein.  The selected operating data are derived from the operating records of the Company and have not been audited.

	Year Ended December 31,
	(in thousands, except per share data)
	2002(1)	2001	2000(2)	1999	1998
Net sales	$862,831	$718,083	$818,627	$730,181	$642,006
Cost of goods sold	769,818	639,111	730,794	650,630	568,309
Retail store closure inventory reserve	-	-	-	-	3,679
Gross profit	93,013	78,972	87,833	79,551	70,018
Selling, general, and administrative expenses	88,325	73,775	95,536	83,687	76,812
Loss on building held for sale	350	-	-	-	-
Expenses related to retail store closure	-	-	-	-	6,773
Income (loss) from operations	4,338	5,197	(7,703)	(4,136)	(13,567)
Interest income (expense)	(983)	(709)	(917)	245	(291)
Income (loss) before income taxes	3,355	4,488	(8,620)	(3,891)	(13,858)
Income tax provision (benefit)	(3,594)	-	-	812	(5,034)
Income (loss) from continuing operations	6,949	4,488	(8,620)	(4,703)	(8,824)
Discontinued operations	-	-	-	(6,240)	(8,971)
Cumulative effect of change in accounting principle	(6,801)	-	(536)	-	-
Net income (loss)	$148	$4,488	$(9,156)	$(10,943)	$(17,795)

Basic earnings per share
Continuing operations	$0.65	$0.43	$(0.83)	$(0.45)	$(0.87)
Discontinued operations	-	-	-	(0.60)	(0.88)
Cumulative effect of change in accounting principle	(0.64)	-	(0.05)	-	-
	$0.01	$0.43	$(0.88)	$(1.05)	$(1.75)
Diluted earnings (loss) per share
Continuing operations	$0.62	$0.43	$(0.83)	$(0.45)	$(0.87)
Discontinued operations	-	-	-	(0.60)	(0.88)
Cumulative effect of change in accounting principle	(0.61)	-	(0.05)	-	-
	$0.01	$0.43	$(0.88)	$(1.05)	$(1.75)
Pro forma amounts assuming the accounting change required by SAB 101 is applied retroactively (See Note 1 of Notes to Consolidated Financial Statements)
Income (loss) from continuing operations	$6,949	$4,488	$(8,620)	$(4,842)	$(8,928)
Net income (loss)	$148	$4,488	$(8,620)	$(11,082)	$(17,899)
Basic earnings (loss) per share
Continuing operations	$0.65	$0.43	$(0.83)	$(0.47)	$(0.88)
Net income (loss)	$0.01	$0.43	$(0.83)	$(0.47)	$(0.88)

Diluted earnings (loss) per share
Continuing operations	$0.62	$0.43	$(0.83)	$(0.47)	$(0.88)
Net income (loss)	$0.01	$0.43	$(0.83)	$(1.07)	$(1.76)

Basic weighted average number of shares outstanding	10,654	10,436	10,419	10,383	10,176
Diluted weighted average number of shares outstanding	11,127	10,551	10,419	10,383	10,176

(1) The selected income statement data for 2002 include the operating results of ClubMac and Wareforce, acquired in April 2002 and July 2002, respectively, as well as the adoption of SFAS 142, as discussed in Notes 1 and 10 of Notes to Consolidated Financial Statements.

(2) Operating results in 2000 reflect the implementation of SAB 101. See Note 1 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	(in thousands, except average order size)
Selected Operating Data	2002	2001	2000	1999	1998
Telemarketing net sales	$558,242	$472,927	$574,956	$556,461	$562,284
Internet sales	$274,277	$215,760	$207,826	$138,986	$36,143
Retail net sales	$30,312	$29,396	$35,845	$34,734	$43,579
Total net sales	$862,831	$718,083	$818,627	$730,181	$642,006

Number of catalogs distributed	40,294	43,367	49,263	58,955	69,427
Orders filled (Telemarketing)	612	521	687	874	1,075
Orders filled (Internet)	587	474	390	336	121
Average order size (Telemarketing)	$912	$908	$837	$637	$523
Average order size (Internet)	$467	$455	$533	$414	$299
Mailing list size	9,346	7,685	6,022	5,459	4,792

	December 31,
	(in thousands)
Balance Sheet Data	2002	2001	2000	1999	1998
Working capital	$23,177	$17,270	$10,184	$18,697	$36,285
Total assets	$149,305	$125,805	$137,566	$150,005	$143,174
Short-term debt	$291	$1,437	$579	$148	$122
Line of credit	$17,496	$1,561	$17,315	$-	$-
Long-term debt, excluding current portion	$-	$375	$703	$284	$161
Stockholders' equity	$45,110	$44,011	$39,508	$48,598	$67,564

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Overview

The Company began operations in May 1987 as a mail order company and became an authorized Apple dealer in 1991.  In 1994, the Company received authorization from Apple to offer the full retail line of Apple products via direct mail, and the Company distributed the first edition of its MacMall catalog in April 1994.

In 1998, the Company modified its strategic focus to acquiring small-to-medium size business customers and established an Outbound relationship-based telemarketing model.  The Outbound telemarketing model involves hiring and training technical sales executives, developing qualified business leads and establishing business relationships with IT professionals.

During 1999, the Company successfully completed a spin-off of its former subsidiary, uBid, Inc. to the Company's stockholders.

Consistent with its strategic focus on the business-to-business and Internet markets, the Company formed a new subsidiary, eCOST.com, a multi-category Internet retail web site, in February 1999.  In December 1999, the Company formed its eLinux subsidiary to address the Linux market.

During 2000, the Company intensified its strategy to focus primarily on its Outbound telemarketing operations.  Accordingly, the Company changed its operating strategy for its start-up businesses, eCOST.com and eLinux, emphasizing profitability over growth.

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands.  Under the terms of the asset purchase agreement, the Company acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory.  In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock valued at approximately $1.3 million to PBS and has agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  The Company operates the acquired business as ClubMac, and considers this to be part of its Core Business segment.

In July 2002, the Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code.  The Company paid initial consideration in the amount of approximately $9.0 million to Wareforce's creditors and $436,000 directly to Wareforce on the closing date in exchange for trade accounts receivable and inventory with an initial valuation of $10.9 million, as well as all fixed and intangible assets.  In connection with these payments, the Company drew on its line of credit.  The Company paid to Wareforce $768,000 as additional contractual consideration in September 2002.  In connection with the acquisition, the Company hired substantially all of the sales and sales support employees of Wareforce.  The Company considers Wareforce to be a part of its Core Business segment.

Net sales of the Company are derived primarily from the sale of computer hardware, software, peripherals, and electronic products to business, government and educational institutions as well as individual consumers through relationship-based telemarketing techniques, direct response catalogs, dedicated inbound telemarketing sales executives, the Internet, a direct sales force, and its three retail showrooms located in Southern California and Tennessee. Gross profit consists of net sales less product and shipping costs. The Company receives marketing development funds from manufacturers of products included in the Company's catalogs and web sites, as well as co-operative advertising funds ("co-op") on products purchased from manufacturers and vendors.

Net sales from direct marketing operations, as a percentage of net sales, were  64.7%, 65.9%, and 70.2% in 2002, 2001 and 2000 respectively, with an average order size of $912, $908, and $837 for those respective years.  Net sales from the Internet, as a percentage of net sales, were 31.8%, 30.0%, and 25.4% in 2002, 2001 and 2000 respectively, with an average order size of $467, $455, and $533 for those respective years.

A substantial portion of the Company's business is dependent on sales of Apple and Apple-related products, and those of other vendors, including Hewlett-Packard/Compaq ("HP"), IBM, Microsoft, Sony, Ingram Micro and Tech Data. Products manufactured by Apple represented 23.1%, 24.1%, and 21.6% of the Company's net sales in 2002, 2001 and 2000, respectively. Products manufactured by HP represented 17.8%, 17.3% and 17.1% of the Company's net sales in 2002, 2001 and 2000, respectively.

Critical Accounting Policies

The Company has identified the following as its critical accounting policies:

Revenue Recognition.  Net sales include product sales, net of returns and allowances, and gross outbound shipping and handling charges.  The Company recognizes revenue from product sales, net of discounts, coupon redemption and estimated sales returns, when title to products sold has transferred to the customer, generally upon the receipt of products by the customer.  The Company offers a limited return policy on selected items based on manufacturer return policies, and provides an allowance for sales returns based on historical experience.  For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Allowance for Doubtful Accounts Receivable.  The Company maintains an allowance for doubtful accounts receivable based upon estimates of future collection.  The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history, and generally does not require collateral.  The Company continually evaluates its customers' financial condition and credit history in determining the adequacy of its allowance for doubtful accounts.  The Company also maintains an allowance for uncollectible vendor receivables which arise from vendor rebate programs, price protections and other promotions.  The Company determines the sufficiency of the vendor receivable allowance based upon various factors, including payment history.  Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs.

Reserve for Inventory Obsolescence.  The Company maintains allowances for the valuation of its inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions,  nature, age and type of each product.  The Company continually evaluates the adequacy of its inventory reserve.

Deferred Advertising Revenue and Costs.  The Company produces and circulates catalogs at various dates throughout the year and receives market development funds and co-op advertising funds from vendors included in each catalog.  These funds are recognized based on sales generated over the life of the catalog, approximately eight weeks.  The costs of developing, producing and circulating each catalog are deferred and charged to advertising expense at the same rate as the co-op revenue based on the life of the catalog.  Deferred advertising revenue is included in accrued expenses and other current liabilities, offset by deferred advertising costs, which are included in prepaid expenses and other current assets.

Results of Operations

The following table sets forth for the years indicated information derived from the Company's consolidated statement of operations expressed as a percentage of sales.  There can be no assurance that trends in sales gross profit or operating results will continue in the future.

	Percentage of Net Sales
	Year Ended December 31,

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.2	89.0	89.3
Gross profit	10.8	11.0	10.7
Selling, general, and administrative expenses	10.2	10.3	11.7
Income (loss) from operations	0.5	0.7	(1.0)
Interest expense, net	0.1	0.1	-
Income (loss) before income taxes	0.4	0.6	(1.0)
Income tax benefit	0.4	-	-
Income (loss) from operations	0.8	0.6	(1.0)
Cumulative effect of change in accounting principle	(0.8)	-	(0.1)
Net income (loss)	0.0%	0.6%	(1.1)%

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net sales in 2002 were $862.8 million, an increase of $144.7 million or 20.2% from net sales of $718.1 million in 2001. The Company's Core Business net sales increased 23.0% to $768.5 million in 2002, from $625.0 million in 2001. The Core Business sales increase in 2002 resulted from $81.1 million of sales from the Company's Wareforce and Pacific Business Systems acquisitions completed during the year, as well as increases of 19.4% in its Outbound telemarketing business sales, 18.0% in PC Mall Gov sales, 3.2% in retail sales, and 2.6% in catalog sales.  Sales increased as a result of the intensified focus on the public sector market, increases in headcount over the prior year, and increased average order size.  The catalog sales were affected by a planned decline in catalog circulation, from 43.4 million catalogs in 2001 to 40.3 million catalogs in 2002.  The Core Business Internet sales, which include sales generated through its Corporate Access Pages, increased $55.3 million, a 42.6% increase over 2001.  Net sales for the Company's eCOST.com segment in 2002 increased $4.2 million or 5.0% over 2001, primarily due to opportunistic buys, continued enhancements to its marketing and product offerings and increased Outbound telemarketing sales to business customers.  The Company's eLinux segment net sales declined in 2002 by 35.3% to $5.4 million from $8.4 million in 2001 due to the Company's decreased focus on sales for that segment.  For the year ended 2002, sales of Apple products represented 23.1% of net sales, compared to 24.1% in the prior year.

Gross profit in 2002 was $93.0 million, an increase of $14.0 million, or 17.8%, over 2001.  For the Core Business, gross profit increased $14.2 million, or 20.1%, over 2001, nearly consistent with the increase in net sales.  For eCOST.com, gross profit in 2002 was $7.9 million, an increase of $0.2 million, or 2.9%, over 2001.  For eLinux, gross profit in 2002 decreased $0.4 million, or 44.8%, over 2001.  As a percentage of net sales, consolidated gross profit in 2002 decreased to 10.8% compared with 11.0% in 2001.  For the Core Business, gross profit as a percentage of net sales declined to 11.0% compared to 11.3% of sales in 2001, primarily as a result of a mix shift from a surge in lower margin software licensing products in the third quarter of 2002, fluctuations in vendor support experienced in the first quarter of 2002 and aggressive pricing by new Outbound telemarketing account managers establishing relationships with business customers.  For eCOST.com, gross profit as a percentage of net sales in 2002 decreased to 8.9% compared to 9.1% in 2001.  For eLinux, gross profit as a percentage of net sales in 2002 decreased to 8.2% compared to 9.6% in 2001.  Gross profit margin may vary depending on various factors, including Outbound telemarketing sales initiatives, fluctuations in key vendor support programs and price protections, product mix, market conditions and other factors.

Selling, general and administrative expenses ("SG&A") were $88.3 million in 2002, an increase of $14.5 million, or 19.7%, from 2001. As a percent of net sales, SG&A declined slightly in 2002 to 10.2% from 10.3% in 2001.  For the Core Business, SG&A in 2002 was $79.9 million, an increase of $14.7 million, or 22.6%, compared to 2001.  SG&A expenses for 2001 include $0.5 million of pretax goodwill amortization, which was not incurred in 2002.  As a percent of net sales, SG&A for the Core Business remained flat at 10.4% in 2002 compared with 2001.  Increases in Outbound telemarketing account manager headcount, increased net advertising expenditures and the acquisitions of PBS and Wareforce were offset by declines in depreciation and amortization costs, as well as cost saving initiatives put in place during the year.  For eCOST.com, SG&A for 2002 was $7.1 million, a decrease of 2.6% compared with 2001.  As a percent of net sales, SG&A for eCOST.com decreased in 2002 to 8.0% compared with 8.6% in 2001.  For eLinux, SG&A in 2002 was $1.3 million, flat compared with 2001.  As a percent of net sales, SG&A for eLinux increased to 24.9% in 2002 compared with 15.9% in 2001, resulting from a decline in sales.

Net interest expense was $1.0 million for the year ended December 31, 2002 compared to $0.7 million net interest expense for the year ended December 31, 2001.  The increase was primarily due to borrowings initiated in the third quarter of 2002 to fund the acquisition of Wareforce and aggressive paydowns of accounts payable to take advantage of early-pay discounts, offset by reduced borrowing rates.

The income tax benefit of $3.6 million for the year ended December 31, 2002 resulted from the reversal of a valuation allowance related to the Company's deferred tax assets due to the Company's recent history of improved profitability.  No income tax provision was booked in the prior year ended December 31, 2001.

As described in "Recent Accounting Pronouncements" below, in the second quarter of 2002, the Company completed its assessment of the impact of SFAS 142, and, as required by SFAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $6.8 million, net of tax, to reduce the carrying value of its goodwill.  Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Net sales in 2001 were $718.1 million, a decrease of $100.5 million or 12.3% from net sales of $818.6 million in 2000.  The Company's Core Business net sales declined 11.0% to $625.0 million in 2001.  The Core Business sales decline in 2001 resulted from reduced demand and lower selling prices of technology products due to the economic recession and the effect of the September 11, 2001 terrorist attacks.  Further, net catalog circulation in 2001 decreased 12.0%, or 5.9 million catalogs to 43.4 million catalogs, comprised of 29.7 million and 13.7 million MacMall and PC Mall catalogs, respectively.  Retail net sales included in the Core Business declined $6.5 million or 18.0% in 2001 to $29.4 million.  The decline was partially offset by an increase in Core Business Internet sales of $33.7 million, a 35.0% increase over 2000.  Net sales for the Company's eCOST.com segment in 2001 declined $25.3 million or 23.0% over 2000  because of a significant reduction of advertising expenditures and increases in product margins to sustainable levels.  The Company's eLinux segment reported net sales growth in 2001 of 34.5% to $8.4 million from $6.2 million in 2000.  Total PC platform revenues were $437.7 million, a  decrease of $60.7 million, or 12.2% over 2000 PC platform revenue of $498.4 million.    Total sales of  Mac platform products in 2001 was $280.4 million, a decrease of $39.8 million, or 12.4% compared to $320.2 million in 2000.

Gross profit increased as a percentage of net sales to 11.0% in 2001, versus 10.7% in 2000.  The gross profit percentage in 2001 was positively affected by eCOST.com, which nearly doubled its margin percentage from 2000, partially offset by a decline in the Core Business margin to 11.3% from 11.7% of sales in 2000, due to market conditions.  eCOST.com gross profit increased 49.5% to $7.7 million in 2001, from $5.2 million in 2000 as a result of its focus on profitability.  Core Business gross profit declined 14.1% to $70.5 million in 2001 primarily as a result of decreased net sales.  eLinux gross profit increased in 2001 by $0.1 million or 21.0% over 2000.  Gross profit margin may vary depending on various factors, including Outbound telemarketing sales initiatives, fluctuations in key vendor support programs and price protections, product mix, market conditions and other factors.

Selling, general and administrative expenses ("SG&A") declined $21.8 million in 2001, or 22.8% from 2000 due to companywide cost containment efforts, combined with increased productivity in net advertising expense.  The decline in SG&A expenditures resulted in a decrease in SG&A as a percentage of net sales, decreasing to 10.3% in 2001 from 11.7% in 2000.  Core Business SG&A declined $12.3 million in 2001, or 15.9% primarily due to cost containment efforts and optimization of advertising expenditures.  Core Business SG&A as a percentage of net sales declined to 10.4% from 11.0% in 2000.  eCOST.com SG&A decreased 50.1% in 2001, to $7.3 million, from $14.6 million in 2000, resulting primarily from reduced adverting expenditures.  eCOST.com SG&A as a percentage of net sales declined to 8.6% in 2001, versus 13.3% in 2000.  SG&A expenses for eLinux were $1.3 million in 2001, a decrease of $2.1 million, or 61.6% from $3.5 million in the prior year due primarily to reduced advertising expenditures.  As a percentage of net sales, eLinux SG&A declined to 15.9% in 2001, versus 55.6% in 2000.

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

Liquidity and Capital Resources

The Company's primary capital need has been funding the working capital requirements created by its growth in sales.  Historically, the Company's primary sources of financing have come from cash flow from operations, public offerings and borrowings from financial institutions.  Cash flows (used in)/provided by operations were $(0.2) million, $14.9 million, and $(28.0) million, for 2002, 2001 and 2000, respectively.

Inventory increased $9.2 million in 2002 over prior year, and inventory turns decreased to 15.3 from 15.7 in 2001.  Inventory increased at the end of 2002 versus 2001 as a result of strategic purchases made late in the year 2002.  Accounts receivable increased $16.0 million to $54.7 million during 2002 primarily from the acquisition of Wareforce and growth in sales on account from the Outbound telemarketing sales divisions.

For the year ended December 31, 2002, the Company's capital expenditures were $3.8 million in 2002 compared to $1.3 million in 2001 and $4.4 million in 2000. The Company's primary capital needs will continue to be the funding of its working capital requirements for possible sales growth, possible acquisitions and new business ventures.

In March 2001, the Company replaced its existing $40 million credit facility with a new $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit").  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At December 31, 2002, the Prime Rate was 4.25%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  At December 31, 2002 the Company was in compliance with its covenant requirements under the Line of Credit.  In addition, in March 2001, the Company entered into a new $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount of the letter of credit is applied against the credit limit under the Line of Credit.  The Company had no borrowings under the Flooring Facility included in accounts payable and $17.5 million of net borrowings on the Line of Credit outstanding at December 31, 2002.  The Company had $28.0 million available to borrow at December 31, 2002.  Loan availability under the Line of Credit fluctuates daily and is affected by many factors including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts.

At December 31, 2002 and 2001, the Company had cash and short-term investments of $11.4 million and $10.0 million, respectively, and working capital of $23.2 million and $17.3 million, respectively.  The Company has historically funded its operations through a combination of operating cash flow, current working capital and available lines of credit.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2003.  However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.  During 2002, the Company repurchased 142,600 shares under the Plan, for a total of 157,600 shares as of December 31, 2002.

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

Contractual Obligations

The following tables set forth the Company's future contractual obligations and other commercial commitments as of December 31, 2002 (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$ 166	$ 166	$ -	$ -	$ -
Operating leases	10,831	3,209	4,870	2,752	-
Capital lease obligations	125	125	-	-	-
Total contractual cash obligations	$ 11,122	$ 3,500	$ 4,870	$ 2,752	$ -

Other commercial commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$ 17,496	$ 17,496	-	-	-

Inflation

Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the near future. There can be no assurances, however, that the Company's business will not be so affected by inflation.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."  SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.  This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable.  The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 9 - Segment Information.

In the second quarter of 2002, the Company completed its assessment of the impact of SFAS 142, and, as required by the provisions of SFAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $6.8 million, net of tax, to reduce the carrying value of its goodwill.  Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." It also amends FASB Statement No. 13, "Accounting for Leases," to address certain lease modifications and requires sale-leaseback accounting for certain modifications. Adoption of SFAS 145 is required for the Company's fiscal year beginning January 1, 2003. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

 In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002. The Company is in the process of assessing what impact, if any, SFAS 146 may have on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability at the inception of a guarantee equal to the fair value of the obligation undertaken and elaborates on the disclosures to be made by the guarantor. The disclosure requirements of FIN 45 are required for the year ended December 31, 2002. The recognition and measurement provisions of FIN 45 are effective, on a prospective basis, for guarantees issued by the Company beginning in 2003. The adoption of FIN 45 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

 The Company has adopted the provisions of SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The disclosures required by SFAS 123 have been included in Note 7 in the Notes to the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets."  SFAS No.144 supercedes SFAS No. 121," Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements."  This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.  The Statement is effective for the Company effective January 1, 2002.  The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is presumed to be considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations. Adoption of EITF 02-16 is required for the Company beginning January 1, 2003. The Company is in the process of assessing what impact, if any, EITF 02-16 may have on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. At March 27, 2003, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

The Company has exposure to the risks of fluctuating interest rates on its Line of Credit.  The variable interest rate on the Line of Credit is tied to the prime rate or the London interbank offered rate at the discretion of the Company.  If the variable rate on the Line of Credit changes, the Company may be required to pay more interest.  The Company believes that the effect of any change in interest rates will not be material to the Company's financial position.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the financial statements listed in Item 15 (a) under the caption "Consolidated Financial Statements" and commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Information regarding directors of the Company is set forth under the caption "Election of Directors," in the Company's definitive Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders and such information is incorporated herein by reference. A list of executive officers of the Company is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Election of Directors - Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on this evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are adequate and effective in timely alerting them to material information required to be included in this report.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the Company's most recent evaluation of the internal controls.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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
3.1(A)
Certificate of Amendment of Certificate of Incorporation, dated June 1, 2000 (13)
3.1(B)
Certificate of Amendment of Certificate of Incorporation, dated June 19, 2001 (14)
3.1(C)
Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 13, 2002 (16)
3.2
Amended and Restated Bylaws of the Company (13)
10.1*
Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (17)
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
10.41(A)
Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of December 1, 1999 (12)
10.41(B)
Amendment No. 1 to the Sublease Agreement between the Company and uBid, Inc., dated as of February 1, 2001 (18)
10.43
Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and Subsidiaries (13)
10.44
Agreement for Wholesale Financing dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and Subsidiaries (13)
10.45*
Employment Agreement dated January 20, 2000 between the Company and Kristin M. Rogers. (18)
10.46
Form of Lease Agreement between the Company and Anderson-Tully Company, dated April 6, 2002 for the premises located at 4715 E. Shelby Drive, Memphis, TN. (15)
10.47

First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2002, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant. (16)

10.48
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
21.1
Subsidiaries
23.1
Consent of PricewaterhouseCoopers LLP
99.1
Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
99.2
Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
(2)
Intentionally omitted.
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
Intentionally omitted.
(11)
Intentionally omitted.
(12)
Incorporated by reference to the Company's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 1999, filed with the Commission on March 30, 2000.
(13)
Incorporated by reference to the Company's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2000, filed with the Commission on March 30, 2001.
(14)
Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(15)
Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15,2002.
(16)
Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 14, 2002.
(17)
Incorporated by reference to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on June 24, 2002
(18)
Incorporated by reference to the Company's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2001, filed with the Commission on April 1, 2002.

        * The referenced exhibit is a compensatory contract, plan or arrangement.

 (b)    Reports on Form 8-K:

None.

PC MALL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements and Supplementary Data
Report of Independent Accountants	F-2
Consolidated Balance Sheet at December 31, 2002 and 2001	F-3
Consolidated Statement of Operations for the Years Ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000	F-5
Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7
Quarterly Financial Information (unaudited)	F-8

Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	F-9

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PC Mall, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of revenue recognition in 2000.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

February 3, 2003

PC MALL, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31,	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$11,368	$9,972
Accounts receivable, net of allowance for doubtful accounts of $1,746 and $2,340, respectively	54,741	38,707
Inventories	55,234	46,074
Prepaid expenses and other current assets	3,373	2,096
Deferred income taxes	2,656	1,840
Total current assets	127,372	98,689

Property and equipment, net	9,214	11,304
Goodwill	804	10,796
Deferred income taxes	10,718	4,062
Other assets	1,197	954
	$149,305	$125,805
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$61,808	$59,151
Accrued expenses and other current liabilities	14,108	10,526
Deferred revenue	10,492	8,744
Line of credit	17,496	1,561
Capital leases - current portion	125	437
Notes payable - current portion	166	1,000
Total current liabilities	104,195	81,419

Capital leases	-	125
Notes payable	-	250
Total liabilities	104,195	81,794

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 30,000,000 shares authorized; 10,789,947 and 10,443,616 shares issued and 10,632,347 and 10,428,616 shares outstanding, respectively	11	11
Additional paid-in capital	75,834	74,418
Treasury stock at cost: 157,600 and 15,000 shares, respectively	(556)	(91)
Retained earnings (accumulated deficit)	(30,179)	(30,327)
Total stockholders' equity	45,110	44,011
	$149,305	$125,805

See notes to consolidated financial statements.

PC MALL, INC.
 CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net sales	$862,831	$718,083	$818,627
Cost of goods sold	769,818	639,111	730,794
Gross profit	93,013	78,972	87,833
Selling, general and administrative expenses	88,325	73,775	95,536
Loss on sale of building	350	-	-
Income (loss) from operations	4,338	5,197	(7,703)
Interest expense, net	983	709	917
Income (loss) before income taxes	3,355	4,488	(8,620)
Income tax benefit	3,594	-	-
Income (loss) before cumulative effect of change in accounting principle	6,949	4,488	(8,620)
Cumulative effect of change in accounting principle for goodwill, net of tax	(6,801)
Cumulative effect of change in accounting principle for revenue recognition	-	-	(536)
Net income (loss)	$148	$4,488	$(9,156)

Basic earnings (loss) per share:
Continuing operations	$0.65	$0.43	$(0.83)
Cumulative effect of change in accounting principle	(0.64)	-	(0.05)
	$0.01	$0.43	$(0.88)

Diluted earnings (loss) per share:
Continuing operations	$0.62	$0.43	$(0.83)
Cumulative effect of change in accounting principle	(0.61)	-	(0.05)
	$0.01	$0.43	$(0.88)

Basic weighted average number of shares outstanding	10,654	10,436	10,419
Diluted weighted average number of shares outstanding	11,127	10,551	10,419

See notes to consolidated financial statements.

PC MALL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 1999	10,404	$ 11	$ 74,337	$ (25,659)	$ (91)	$ 48,598
Stock option exercises	30	-	66	-	-	66
Net Loss	-	-	-	(9,156)	-	(9,156)
Balance at December 31, 2000	10,434	11	74,403	(34,815)	(91)	39,508
Stock option exercises	10	-	15	-	-	15
Net Income	-	-	-	4,488	-	4,488
Balance at December 31, 2001	10,444	11	74,418	(30,327)	(91)	44,011
Stock option exercises	46	-	87	-	-	87
Stock issuance related to acquisition	300	-	1,329	-	-	1,329
Stock repurchases	-	-	-	-	(465)	(465)
Net Income	-	-	-	148	-	148
Balance at December 31, 2002	10,790	$ 11	$ 75,834	$ (30,179)	$ (556)	$ 45,110

See notes to consolidated financial statements.

PC MALL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the twelve months ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$148	$4,488	$(9,156)
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	6,801
Depreciation and amortization	4,377	5,607	6,001
Deferred income tax benefit	(3,476)	(118)	-
Loss on disposal of fixed assets	330	41	-
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,857)	16,263	(7,175)
Inventories	(6,180)	(10,236)	3,521
Prepaid expenses and other current assets	(861)	329	370
Other assets	(4)	(388)	(3)
Accounts payable	(678)	(143)	(27,315)
Accrued expenses and other current liabilities	2,450	(2,437)	5,801
Deferred revenue	1,748	1,540	-
Total adjustments	(350)	10,459	(18,800)

Net cash (used in)/provided by operating activities	(202)	14,947	(27,956)

Cash flows from investing activities:
Collection of notes receivable	-	-	3,331
Purchases of property and equipment	(3,783)	(1,345)	(4,425)
Acquisitions of businesses	(10,205)	-	-
Proceeds from sale of property and equipment	1,813	81	-

Net cash used in investing activities	(12,175)	(1,264)	(1,094)

Cash flows from financing activities:
Payments for deferred financing costs	(263)	(697)	-
Borrowings under notes payable	-	2,000
Payments under notes payable	(1,084)	(897)	(7)
Net borrowings under line of credit	15,935	(15,754)	17,315
Principal payments of obligations under capital leases	(437)	(573)	(455)
Repurchase of common stock	(465)	-	-
Proceeds from stock issued under stock option plans	87	15	66

Net cash provided by/(used in) financing activities	13,773	(15,906)	16,919

Net increase/(decrease) in cash and cash equivalents	1,396	(2,223)	(12,131)
Cash and cash equivalents:
Beginning of year	9,972	12,195	24,326
End of year	$11,368	$9,972	$12,195

See notes to consolidated financial statements.

PC MALL, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.            Summary of Significant Accounting Policies

 Description of Company

PC Mall, Inc. ("PC Mall"), formerly IdeaMall, Inc. and Creative Computers, Inc., together with its subsidiaries ("the Company"), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral and electronics products. The Company offers products to business, government and educational institutions as well as individual consumers through direct marketing techniques, direct response catalogs, dedicated inbound and Outbound telemarketing sales executives, the Internet, a direct sales force and three retail showrooms.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov and eCOST.com brands, its worldwide web sites on the Internet: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, and ecost.com, and other promotional materials.  The Company believes that its rapid response service and its broad product selection result in customer loyalty and repeat customer orders.

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

Revenue Recognition

Net sales include product sales, net of returns and allowances, and gross outbound shipping charges. The Company recognizes revenue from product sales, net of discounts, coupon redemption and estimated sales returns, when title to products sold has transferred to the customer.  The Company considers this to occur upon receipt of products by the customer.  The Company provides an allowance for sales returns, which is based on historical experience.  For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although some of these risks are mitigated through arrangements with the Company's shippers and suppliers.

In the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  SAB 101 requires the Company to defer, in certain situations, sales revenue until goods have been received by the customer and risk of loss has been passed.  The adjustment resulted from the change in timing of revenue recognition from the point of shipment to the point of delivery of product to the customer.  The adoption of SAB 101 resulted in a cumulative effect of a change in accounting principle of $536, retroactively applied to January 1, 2000.  The financial effect of adoption on revenue for the year ended December 31, 2000 was immaterial.

Outbound Shipping Costs

        Outbound shipping costs incurred to deliver products to customers are included in cost of goods sold.

Cash Equivalents

        All highly liquid investments with initial maturities of three months or less are considered cash equivalents.

Concentration of Credit Risk

Accounts receivable potentially subject the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history and generally does not require collateral.  The Company has historically incurred credit losses within management's expectations.   No customers accounted for more than 10% of trade accounts receivable at December 31, 2002 and 2001.

Inventories

Inventories consist primarily of finished goods, and are stated at cost (determined under the first-in, first-out cost method) or market, whichever is lower.  At December 31, 2002 and 2001, the Company had reserves of $773 and $972, respectively, for demonstration inventory, lower of cost or market pricing and potential excess and obsolete inventory.

Deferred Advertising Revenue and Costs

The Company produces and circulates catalogs at various dates throughout the year.  The Company receives market development funds and cooperative (co-op) advertising funds from vendors included in each catalog.  These funds are recognized based on sales generated over the life of the catalog, approximately eight weeks.  The costs of developing and circulating each catalog are deferred and charged to advertising expense in the same time period as the co-op funds based on sales over the life of the catalog.  Deferred advertising revenue is included in accrued expenses and other current liabilities.  Advertising expense, net of advertising revenue earned, included in selling, general and administrative expenses, was $3,034, $556, and $13,355 in 2002, 2001 and 2000, respectively.  Deferred advertising costs were $1,814 and $1,422 at December 31, 2002 and 2001, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet.

Property and Equipment

Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated using straight-line methods over the estimated useful lives of the assets as noted below.  The Company also capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use."

Furniture and fixtures	5 - 7 years
Leasehold improvements	Life of lease - not to exceed 15 years
Computers, software, machinery and equipment	3 - 7 years
Building	31.5 years

Disclosures About Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value because of the short-term maturity of these instruments.  The carrying amount of the Company's line of credit borrowings and notes payable approximates fair value based upon the current rates offered to the Company for obligations of similar terms and remaining maturities.

Goodwill

Prior to January 1, 2002, goodwill resulting from acquisitions was amortized using the straight-line method over periods not exceeding twenty-five years and was subject to periodic review for impairment.  In accordance with Statement of Financial Accounting Standards, ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 the Company adopted SFAS 142 and ceased amortization of goodwill.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.  This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable. Upon the adoption of SFAS 142, the Company recorded a one-time, non-cash charge of approximately $6,801, net of tax,  to reduce the carrying value of its goodwill.  Amortization expense totaled $0,  $520, and $520 in 2002, 2001 and 2000, respectively.

As discussed above, the Company changed its accounting for goodwill effective January 1, 2002, as required by SFAS 142.  If the Company had adopted SFAS 142 effective January 1, 2000, net income (loss), basic earnings per share and diluted earnings per share would have been as follows for the years ended December  31, 2001 and 2000:

	Year Ended
	December 31,
	2001	2000
Reported income (loss) before cumulative effect of change in accounting principle	$4,488	$(8,620)
Add back: goodwill amortization, net of tax effect	520	520
Adjusted income before cumulative effect of change in accounting principle	$5,008	$(8,100)

Basic earnings per share:
Reported income before cumulative effect of change in accounting principle	$0.43	$(0.83)
Goodwill amortization	0.05	0.05
Adjusted income before cumulative effect of change in accounting principle	$0.48	$(0.78)

Diluted earnings per share:
Reported income before cumulative effect of change in accounting principle	$0.43	$(0.83)
Goodwill amortization	0.05	0.05
Adjusted income before cumulative effect of change in accounting principle	$0.48	$(0.78)

The changes in the carrying amounts of the Core Business goodwill for the year ended December 31, 2002 are as follows:

Core Business
Balance at December 31, 2001	$10,796
Adoption of SFAS 142	(10,796)
Acquisition of Pacific Business Systems	804
Balance at December 31, 2002	$804

Accounting for the Impairment of Long-Lived and Intangible Assets

 In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). In accordance with SFAS 144, the Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  If required, an impairment loss is recognized as the excess of the carrying value over the fair value of the assets.

Income Taxes

The Company accounts for income taxes under the liability method.  Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities.  A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.  See Note 4 for more detailed information.

Earnings (Loss) per Share

Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods.  Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

The computation of Basic and Diluted EPS is as follows:

	2002	2001	2000
Income (loss) from continuing operations	$6,949	$4,488	$(8,620)
Cumulative effect of change in accounting principle	(6,801)	-	(536)
Net income (loss)	$148	$4,488	$(9,156)

Weighted average shares - Basic	10,653,531	10,435,585	10,418,558
Effect of dilutive stock options and warrants (a)	473,549	115,759	-
Weighted average shares - Diluted	11,127,080	10,551,344	10,418,558

Basic earnings (loss) per share:
Continuing operations	$0.65	$0.43	$(0.83)
Cumulative effect of change in accounting principle	(0.64)	-	(0.05)
Net income (loss)	$0.01	$0.43	$(0.88)

Diluted earnings (loss) per share:
Continuing operations	$0.62	$0.43	$(0.83)
Cumulative effect of change in accounting principle	(0.61)	-	(0.05)
Net income (loss)	$0.01	$0.43	$(0.88)

(a)  Potential common shares of 168,133 for 2000 have been excluded from the earnings (loss) per share computations because the effect of their inclusion would be anti-dilutive.

Accounting for Stock-Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The disclosures required by SFAS 123 have been included in Note 7.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections as of April 2002" ("SFAS 145").  SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." It also amends FASB Statement No. 13, "Accounting for Leases," to address certain lease modifications and requires sale-leaseback accounting for certain modifications. Adoption of SFAS 145 is required for the Company's fiscal year beginning January 1, 2003. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

 In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002.  Adoption of SFAS 146 is required for the Company's fiscal year beginning January 1, 2003. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability at the inception of a guarantee equal to the fair value of the obligation undertaken and elaborates on the disclosures to be made by the guarantor. The disclosure requirements of FIN 45 are required for the year ended December 31, 2002. The recognition and measurement provisions of FIN 45 are effective, on a prospective basis, for guarantees issued by the Company beginning in 2003. The adoption of FIN 45 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is presumed to be considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations. Adoption of EITF 02-16 is required for the Company beginning January 1, 2003. The Company is in the process of assessing what impact, if any, EITF 02-16 may have on its consolidated financial position or results of operations.

2.     Property and Equipment

Property and equipment consist of the following as of December 31:

	2002	2001
Furniture and fixtures	$2,962	$2,845
Leasehold improvements	3,570	3,363
Computers, software, machinery and equipment	26,380	23,047
Buildings	1,630	3,349
Land	912	1,406
	35,454	34,010
Less: Accumulated depreciation and amortization	(26,240)	(22,706)
	$9,214	$11,304

Depreciation expense in 2002, 2001 and 2000 totaled $3,822, $4,847 and $5,378, respectively.

3.     Line of Credit

In March 2001, the Company replaced its existing $40,000 credit facility with a $75,000, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit").  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At December 31, 2002, the Prime Rate was 4.25%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60,000.  At December 31, 2002 the Company was in compliance with its covenant requirements under the Line of Credit.  In addition, in March 2001, the Company entered into a $40,000 flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount of the letter of credit is applied against the credit limit under the Line of Credit.  The Company had no borrowings under the Flooring Facility included in accounts payable and $17,496 of net borrowings on the Line of Credit outstanding at December 31, 2002.

At December 31, 2002 and 2001, the Company had cash and short-term investments of $11,368 and $9,972, respectively, and working capital of $23,177 and $17,270, respectively.  The Company has historically funded its operations through a combination of operating cash flow, current working capital and available lines of credit.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2003.  However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

4.       Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2002	2001	2000
Current
Federal	$(104)	$104	$-
State	63	14	-
	(41)	118	-
Deferred
Federal	(3,427)	(104)	-
State	(126)	(14)	-
	(3,553)	(118)	-
	$(3,594)	$-	$-

The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

	2002	2001	2000
Expected taxes at federal statutory tax rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal income tax benefit	3.0	0.2	-
Change in valuation allowance	(144.8)	(36.8)	34.0
Other	0.7	2.6	-
	(107.1)%	-%	-%

The significant components of deferred tax assets and liabilities are as follows at December 31:

	2002	2001
Accounts Receivable	$586	$866
Inventories	332	272
Property and Equipment	1,113	934
Amortization	3,105	(651)
Accrued expenses and reserves	633	466
Tax credits and loss carryforwards	7,578	8,875
Other	27	-
Less: Valuation allowance	-	(4,860)
	$13,374	$5,902

At December 31, 2002, the Company had federal net operating loss carryforwards of $20,734, which begin to expire at the end of 2018.  At December 31, 2002, the Company had various state net operating loss carryforwards ranging in amounts from $170 to $3,491 which begin to expire at the end of 2006.  At December 31, 2002, the Company had federal minimum tax credit carryforwards of $16, which do not expire.

 The Company accounts for income taxes under the liability method.  Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities.  A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.  The income tax benefit of $3,594 for the year ended December 31, 2002 resulted primarily from the reversal of the valuation allowance related to the Company's deferred tax assets.

5.       Commitments and Contingencies

Leases

The Company leases office and warehouse space and equipment under various operating and capital leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

Minimum annual rentals under non-cancelable leases at December 31, 2002 were as follows:

	Capitalized Leases	Operating Leases
2003	$ 148	$ 3,209
2004	-	2,801
2005	-	2,069
2006	-	1,602
2007	-	1,150
Thereafter	-	-
Total minimum lease payments	148	$ 10,831
Less amount representing interest	23
Present value of minimum lease payments, including current maturity of $125	$ 125

In 2002, 2001 and 2000 rent expense included in selling, general and administrative costs was $4,451, $3,744, and $3,969, respectively.  Some of the leases contain renewal options and escalation clauses and require the Company to pay taxes, insurance and maintenance costs.

Legal Proceedings

Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company.  The Company believes that such claims and actions will not have any material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

6.       Stockholders' Equity

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock.  The shares will be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions.  No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate.  The program can also be discontinued at any time management feels additional purchases are not warranted.  During 2002, the Company repurchased 142,600 shares under the Plan, for a total of 157,600 as of December 31, 2002.  As of December 31, 2001, the Company repurchased 15,000 shares under the Plan.

7.       Employee Benefits

401(k) Savings Plan

Effective January 1, 1994, the Company adopted a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan's eligibility requirements.  Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code).  In December 1995, the Company amended the Plan to make a 25% matching contribution for amounts that do not exceed 4% of the participants' annual compensation.  During 2002, 2001 and 2000, the Company incurred $149, $135, and $154, respectively, of expenses related to the 401(k) matching component of this plan.

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

  In July 2002, the Board of Directors and stockholders of the Company approved an amendment to the 1994 Plan which increased the stated number of shares authorized to be issued under the Plan by 750,000 shares.

As of December 31, 2002, a total of 1,380,585 shares of authorized but unissued shares are available for future grants.  All options granted through December 31, 2002 have been Nonstatutory Stock Options.

The 1994 Plan is administered by the Compensation and Stock Option Committee of the Board of Directors.  Subject to the provisions of the 1994 Plan, the Committee has the authority to select the employees and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which must be at least 100%, with respect to Incentive Stock Options, and at least 85%, with respect to Nonstatutory Stock Options, of the fair market value of the common stock as of the date of grant, and (iv) the duration of the option (which may not exceed ten years).  All options generally vest over three to five years, and are nontransferable other than by will or by the laws of descent and distribution.  The Committee has delegated to the Company's Chief Executive Officer the authority to approve option grants to eligible employees under the plan (other than executive officers), subject to certain numerical limits.

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

The following table summarizes stock option activity for the above plans:

	Number	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,508,465	$4.54
Granted	511,150	5.52
Canceled	(369,223)	5.58
Exercised	(29,797)	2.22

Outstanding at December 31, 2000	1,620,595	4.67
Granted	936,275	1.69
Canceled	(504,182)	5.47
Exercised	(9,750)	1.48

Outstanding at December 31, 2001	2,042,938	3.10
Granted	681,488	3.09
Canceled	(139,913)	3.64
Exercised	(46,331)	1.88

Outstanding at December 31, 2002	2,538,182	$3.09

Of the options outstanding at December 31, 2002, 2001 and 2000, options to purchase 1,247,816, 865,856, and 599,000 shares were exercisable at weighted average prices of $3.13, $3.09, and $3.24 per share, respectively.  The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding at December 31, 2002			Options Exercisable at December 31, 2002
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.88 - $1.63	706,442	6.65	$1.51	480,042	$1.52
$1.68 - $2.26	703,669	7.91	$1.99	295,705	$1.90
$2.29 - $4.43	684,538	8.69	$3.43	180,000	$3.35
$4.45 - $12.31	443,533	6.79	$6.85	292,069	$6.89
	2,538,182			1,247,816

FAS 123 Pro Forma Information

The Company accounts for its stock option plans under APB Opinion No. 25.  Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts in the following table.

	2002	2001	2000
Net income (loss) (as reported)	$148	$4,488	$(9,156)
Compensation expense as determined under SFAS 123, net of related taxes	931	935	(1,662)
Net income (loss) (pro forma)	$(783)	$3,553	$(10,818)

Basic and diluted net income (loss) per share (as reported)	$0.01	$0.43	$(0.88)
Basic and diluted net income (loss) per share (pro forma)	$(0.07)	$0.34	$(1.04)

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk free interest rates	3.90%	4.92%	6.22%
Expected dividend yield	none	none	none
Expected lives	7 yrs.	7 yrs.	7 yrs.
Expected volatility	129%	135%	112%

The weighted average grant date fair values of options granted under the Plans during 2002, 2001 and 2000 were $2.85, $1.59, and $4.91 respectively.

1999 eCOST.com Employee Stock Option Plan

The Company adopted the eCOST.com Employee Stock Option Plan in 1999.  During 2000 options to purchase 598,000 shares of eCOST.com common stock were granted at a weighted average exercise price of $2.59.  No options were granted in 2002 or 2001.  Options generally vest annually over four to five years, and are nontransferable other than by will or by the laws of descent and distribution.  As of December 31, 2002, options to purchase 362,000 eCOST.com shares were outstanding at a weighted average exercise price of $0.40.

8.   Supplemental Disclosures of Cash Flow Information

	2002	2001	2000
Cash paid during the year ending December 31:
Interest	$ 994	$ 765	$ 1,035
Income taxes	25	-	-

Non-cash investing and financing activities:
Issuance of common stock for acquisition	$1,329	$ -	$ -
Equipment acquired under capital leases	-	-	1,311

9.   Segment Information

 The Company currently operates in three reportable business segments: 1) a rapid response direct marketer of technology solutions for business, government and educational institutions as well as consumers, collectively referred to as the "Core Business," 2) a multi-category Internet retailer under the eCOST.com brand, and 3) a rapid response direct marketer of Linux-based products and services provided under the eLinux brand.

Summarized segment information for continuing operations for the years ended December 31, 2002, 2001 and 2000 is as follows:

Year Ended December 31, 2002	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$768,521	$ 88,901	$ 5,409	$862,831
Gross profit	84,626	7,943	444	93,013
Operating income (loss)	4,385	854	(901)	4,338

Year Ended December 31, 2001	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$625,046	$ 84,677	$ 8,360	$718,083
Gross profit	70,450	7,716	806	78,972
Operating income (loss)	5,285	435	(523)	5,197

Year Ended December 31, 2000	Core Business	eCOST.com	eLinux	Consolidated
Net sales	$702,448	$109,965	$ 6,214	$818,627
Gross profit	82,006	5,161	666	87,833
Operating income (loss)	4,529	(9,441)	(2,791)	(7,703)

10.   Acquisitions

In July 2002, the Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code.  The Company paid initial consideration in the amount of approximately $9,000 to Wareforce's creditors and $436 directly to Wareforce on the closing date in exchange for trade accounts receivable and inventory with an initial valuation of $10,900, as well as all fixed and intangible assets.  In connection with these payments, the Company drew on its line of credit.  The Company paid to Wareforce $768 as additional contractual consideration in September 2002.  In connection with the acquisition, the Company hired substantially all of the sales and sales support employees of Wareforce, and recorded approximately $344 of definite-lived intangible assets with amortizable lives of five to six years.   The Company considers Wareforce to be a part of the Core Business segment.

 In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands. Under the terms of the asset purchase agreement, the Company has acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory. In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock valued at approximately $1,329 to PBS and has agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business. As a result of the acquisition, the Company recorded approximately $804 of goodwill, and $200 of definite-lived intangible assets with amortizable lives between three and six years. The Company operates the acquired business as ClubMac, and considers this business to be a part of the Core Business segment.

The following table presents unaudited pro forma information as if the acquired businesses had been combined with the Company at the beginning of each of the years presented. The unaudited pro forma information is not necessarily indicative of future combined operating results. The actual results of the acquired businesses since the respective dates of the acquisitions are included in the Company's Consolidated Statement of Operations.

	Year Ended
	December 31,
	2002	2001
Net sales	$913,754	$890,771
Income before cumulative effect of change in accounting principle	$1,126	$6,258
Net income (loss)	$(302)	$6,258

Weighted average shares - Basic	10,654	10,436
Weighted average shares - Diluted	11,127	10,551

Net earnings (loss) per share - Basic
Income before cumulative effect of change in accounting principle	$0.11	$0.60
Net earnings (loss) per share - Basic	$(0.03)	$0.60

Net earnings (loss) per share - Diluted
Income before cumulative effect of change in accounting principle	$0.10	$0.59
Net earnings (loss) per share - Diluted	$(0.03)	$0.59

PC MALL, INC.

QUARTERLY FINANCIAL INFORMATION

(unaudited, in thousands, except per share data)

	2002
	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$191,505	$204,945	$230,075	$236,306
Gross profit	19,869	22,493	24,605	26,046
Net income (loss)	(6,445)	456	764	5,373

Basic earnings per share	(0.62)	0.04	0.07	0.50
Diluted earnings per share	$(0.59)	$0.04	$0.07	$0.48
	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$198,349	$171,980	$171,904	$175,850
Gross profit	21,923	18,275	18,929	19,845
Net income	1,232	585	493	2,177

Basic earnings per share	0.12	0.06	0.05	0.21
Diluted earnings per share	$0.12	$0.06	$0.05	$0.20

(1) Quarterly financial information for the first quarter of 2002 includes the effect of a change in accounting principle, net of tax, upon adoption of SFAS 142, "Goodwill and Other Intangible Assets" in 2002.

SCHEDULE II

PC MALL, INC.

Valuation and Qualifying Accounts

For the years ended December 31, 2002, 2001, and 2000

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deduction from Reserves	Balance at End of Year
Allowance for doubtful accounts for the year ended:
December 31, 2000	$1,483	$2,341	$(2,662)	$1,162
December 31, 2001	1,162	2,789	(1,611)	2,340
December 31, 2002	2,340	2,000	(2,594)	1,746
Reserve for inventory for the year ended:
December 31, 2000	2,331	2,478	(3,702)	1,107
December 31, 2001	1,107	1,554	(1,689)	972
December 31, 2002	972	2,846	(3,045)	773
Deferred tax asset valuation allowance for the year ended:
December 31, 2000	3,380	3,130	-	6,510
December 31, 2001	6,510	-	(1,650)	4,860
December 31, 2002	4,860	-	(4,860)	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on March 28, 2003.

PC MALL, INC.

By:	/s/ FRANK F. KHULUSI Frank F. Khulusi Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

 I, Frank Khulusi, certify that:

1.      I have reviewed this annual report on Form 10-K of PC Mall, Inc.;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4.      The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ FRANK KHULUSI

Frank Khulusi

Chief Executive Officer

CERTIFICATION

 I, Ted Sanders, certify that:

1.      I have reviewed this annual report on Form 10-K of PC Mall, Inc.;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4.      The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ TED SANDERS

Ted Sanders

Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank F. Khulusi and Theodore R. Sanders, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK F. KHULUSI Frank F. Khulusi	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 28, 2003

/s/ THEODORE R. SANDERS Theodore R. Sanders	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ THOMAS MALOOF Thomas Maloof	Director	March 28, 2003

/s/ RONALD B. RECK Ronald B. Reck	Director	March 28, 2003

/s/ MARK C. LAYTON Mark C. Layton	Director	March 28, 2003

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of the Company (1)
3.1(A)
Certificate of Amendment of Certificate of Incorporation, dated June 1, 2000 (13)
3.1(B)
Certificate of Amendment of Certificate of Incorporation, dated June 19, 2001 (14)
3.1(C)
Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 13, 2002 (16)
3.2
Amended and Restated Bylaws of the Company (13)
10.1*
Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (17)
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
10.41(A)
Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of December 1, 1999 (12)
10.41(B)
Amendment No. 1 to the Sublease Agreement between the Company and uBid, Inc., dated as of February 1, 2001(18)
10.43
Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and Subsidiaries (13)
10.44
Agreement for Wholesale Financing dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and Subsidiaries (13)
10.45*
Employment Agreement dated January 20, 2000 between the Company and Kristin M. Rogers.(18)
10.46
Form of Lease Agreement between the Company and Anderson-Tully Company, dated April 6, 2002 for the premises located at 4715 E. Shelby Drive, Memphis, TN. (15)
10.47

First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2002, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant. (16)

10.48
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

21.1
Subsidiaries
23.1
Consent of PricewaterhouseCoopers LLP
99.1
Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
99.2
Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
(2)
Intentionally omitted.
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
Intentionally omitted.
(11)
Intentionally omitted.
(12)
Incorporated by reference to the Company's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 1999, filed with the Commission on March 30, 2000.
(13)
Incorporated by reference to the Company's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2000, filed with the Commission on March 30, 2001.
(14)
Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(15)
Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15,2002.
(16)
Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 14, 2002.
(17)
Incorporated by reference to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on June 24, 2002
(18)
Incorporated by reference to the Company's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2001, filed with the Commission on April 1, 2002.

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-848, No. 333-76851, No. 333-79337, No. 333-82257, No. 333-38860 and No. 333-66068) of PC Mall, Inc. (formerly IdeaMall, Inc. and Creative Computers, Inc.) of our report dated February 3, 2003, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 27, 2003