Form 10-Q
period 2003-03-31
PC MALL INC
filed 2003-05-15
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

 Yes [  ]   No [X]

There were 10,544,472 outstanding shares of Common Stock at May 13, 2003.

PC Mall, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC Mall, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31,	December 31,
	2003	2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,458	$11,422
Accounts receivable, net of allowance for doubtful accounts	58,280	54,747
Inventories	53,398	55,235
Prepaid expenses and other current assets	2,182	3,038
Deferred income taxes	2,657	2,657
Total current assets	123,975	127,099
Property and equipment, net	9,379	9,214
Goodwill, net	804	804
Deferred income taxes	10,547	10,718
Other assets	1,423	1,525
	$146,128	$149,360
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,788	$61,865
Accrued expenses and other current liabilities	12,930	14,066
Deferred revenue	8,116	10,532
Line of credit	37,185	17,497
Capital leases - current portion	16	124
Notes payable - current portion	-	167
Total current liabilities	101,035	104,251

Total liabilities	101,035	104,251

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 30,000,000 shares authorized; 10,789,947 and 10,789,947 shares issued and 10,541,247 and 10,632,347 outstanding, respectively	11	11
Additional paid-in capital	75,833	75,833
Treasury stock at cost: 248,700 and 157,600 shares, respectively	(864)	(556)
Retained earnings (accumulated deficit)	(29,887)	(30,179)
Total stockholders' equity	45,093	45,109
	$146,128	$149,360

See notes to condensed consolidated financial statements.

PC Mall, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2003	2002
Net sales	$234,797	$191,505
Cost of goods sold	205,931	171,636
Gross profit	28,866	19,869
Selling, general and administrative expenses	24,090	18,611
Advertising expenses, net	4,124	498
Income from operations	652	760
Interest expense, net	188	195
Income before income taxes	464	565
Income tax provision	172	209
Income before cumulative effect of change in accounting principle	292	356
Cumulative effect of change in accounting principle, net of tax	-	(6,801)
Net income (loss)	$292	$(6,445)

Income before cumulative effect of change in accounting principle	$0.03	$0.03
Cumulative effect of change in accounting principle, net of tax	-	(0.65)
Basic earnings (loss) per share	$0.03	$(0.62)

Income before cumulative effect of change in accounting principle	$0.03	$0.03
Cumulative effect of change in accounting principle, net of tax	-	(0.62)
Diluted earnings (loss) per share	$0.03	$(0.59)

Basic weighted average number of shares outstanding	10,598	10,444
Diluted weighted average number of shares outstanding	11,124	10,934

See notes to condensed consolidated financial statements.

PC Mall, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$292	$(6,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	6,801
Depreciation and amortization	1,084	1,153
Provision for deferred income taxes	172	209
Changes in assets and liabilities:
Accounts receivable	(3,533)	(3,825)
Inventories	1,837	6,959
Prepaid expenses and other current assets	856	(121)
Other assets	51	-
Accounts payable	(19,077)	(2,485)
Accrued expenses and other current liabilities	(1,136)	(513)
Deferred revenue	(2,417)	1,246
Total adjustments	(22,163)	9,424

Net cash (used in)/provided by operating activities	(21,871)	2,979

Cash flows from investing activities:
Purchase of property and equipment	(1,096)	(911)
Net cash used in investing activities	(1,096)	(911)

Cash flows from financing activities:
Payments for deferred financing costs	(102)	(179)
Payments under notes payable	(167)	(250)
Net borrowings/(payments) under line of credit	19,688	(396)
Principal payments of obligations under capital leases	(108)	(109)
Repurchases of common stock	(308)	-
Net cash provided by/(used in) financing activities	19,003	(934)

Net (decrease)/increase in cash and cash equivalents	(3,964)	1,134
Cash and cash equivalents:
Beginning of period	11,422	9,972
End of period	$7,458	$11,106

See notes to condensed consolidated financial statements.

PC Mall, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share amounts)

1.       Basis of Presentation

The consolidated interim financial statements include the accounts of PC Mall, Inc., a Delaware corporation, (formerly IdeaMall, Inc. and Creative Computers, Inc.) and its wholly owned subsidiaries (collectively, the "Company") and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting solely of normal recurring items necessary to present fairly the financial position of the Company at March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Reclassifications

Certain reclassifications have been made to the 2002 financial statement amounts to conform to the 2003 presentation.

2.        Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.  This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable.  The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 4 - Segment Information.

In the second quarter of 2002, the Company completed its assessment of the impact of SFAS 142, and, as required by the provisions of SFAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $6,800, net of tax, to reduce the carrying value of its goodwill.  Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations and statement of cash flows.

The Company has adopted the provisions of SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied.  See Note 6 - Stock-Based Compensation for related disclosures.

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations. Adoption of EITF 02-16 is required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  As a result of the adoption of EITF 02-16, the Company recorded approximately $3,648 as a reduction of cost of sales for the three months ended March 31, 2003, of which $3,576 would have previously been netted against advertising expense and $72 against selling and administrative expenses.

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

	Three Months Ended
	March 31,
	2003	2002

Income before cumulative effect of change in accounting principle	$292	$356
Cumulative effect of change in accounting principle	-	(6,801)
Net income (loss)	$292	$(6,445)

Weighted average shares - Basic	10,598	10,444
Effect of dilutive stock options and warrants	526	490
Weighted average shares - Diluted	11,124	10,934

Net earnings (loss) per share - Basic
Income before cumulative effect of change in accounting principle	$0.03	$0.03
Cumulative effect of change in accounting principle	-	(0.65)
Net income (loss)	$0.03	$(0.62)

Net earnings (loss) per share - Diluted
Income before cumulative effect of change in accounting principle	$0.03	$0.03
Cumulative effect of change in accounting principle	-	(0.62)
Net income (loss)	$0.03	$(0.59)

4.          Segment Information

The Company operates in two reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, collectively referred to as the "Core Business", and 2) a multi-category Internet retailer under the eCOST.com brand.  Beginning in the first quarter of 2003,  the Company integrated its eLinux segment into the Core Business segment.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes.

Summarized segment information for the three months ended March 31, 2003 and 2002 is as follows:

Three months ended March 31, 2003	Core Business (1)	eCOST.com	Consolidated
Net sales	$210,880	$23,917	$234,797
Gross profit	26,176	2,690	28,866
Income from operations	537	115	652

Three months ended March 31, 2002	Core Business	eCOST.com	Consolidated
Net sales	$170,067	$21,438	$191,505
Gross profit	18,057	1,812	19,869
Income (loss) from operations	770	(10)	760

(1) As discussed in Note 5, the results of ClubMac and Wareforce are included in the Core Business segment for the period ended March 31, 2003. In addition, the Core Business segment includes the Company's eLinux operations, which was previously reported as a separate segment.

5.          Acquisitions

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

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands. Under the terms of the asset purchase agreement, the Company has acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory. In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock valued at approximately $1,329 to PBS and has agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  As a result of the acquisition, the Company recorded approximately $804 of goodwill, and $200 of definite-lived intangible assets with amortizable lives between three and six years.  As of March 31, 2003 the acquired business completed its first full year of operations, and the earn-out was deemed to be immaterial.  The Company operates the acquired business as ClubMac, and considers this business to be a part of the Core Business segment.

The following table presents unaudited pro forma information as if the acquired businesses had been combined with the Company at the beginning of the period presented (in thousands, except per share amounts).  The unaudited pro forma information is not necessarily indicative of future combined operating results.  The actual results for the three months ended March 31, 2003 are included in the Company's Condensed Consolidated Statement of Operations.

Three Months Ended
March 31,
2002
Net sales	$225,815
Income before cumulative effect of change in accounting principle	$67
Cumulative effect of change in accounting principle	(6,801)
Net loss	$(6,734)

Weighted average shares - Basic	10,444
Weighted average shares - Diluted	10,934

Net earnings (loss) per share - Basic
Income before cumulative effect of change in accounting principle	$0.01
Cumulative effect of change in accounting principle	(0.65)
Net earnings (loss) per share - Basic	$(0.64)

Net earnings (loss) per share - Diluted
Income before cumulative effect of change in accounting principle	$0.01
Cumulative effect of change in accounting principle	(0.63)
Net earnings (loss) per share - Diluted	$(0.62)

6.           Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price.  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") established accounting and disclosure requirements using a fair value-based method for stock option plans.  As allowed by SFAS No. 123, the Company continues to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123.  Accordingly, the Company does not record compensation expense on issuance of stock options, as all options issued to date were granted at the then-current market value at the date of grant.  Had compensation cost been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below:

	For the three months ended
	March 31,
	2003	2002
Income before cumulative effect of change in accounting principle	$292	$356
Cumulative effect of change in accounting principle	-	(6,801)
Net income (loss) (as reported)	292	(6,445)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(269)	(195)
Pro forma net income (loss)	$23	$(6,640)

Basic earnings (loss) per share (as reported)	$0.03	$(0.62)
Basic earnings (loss) per share (pro forma)	$0.00	$(0.64)

Diluted earnings (loss) per share (as reported)	$0.03	$(0.59)
Diluted earnings (loss) per share (pro forma)	$0.00	$(0.61)

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2003 and 2002, respectively:  risk-free interest rate of 3.60% and 5.14%; expected volatility of 128% and 133%; and expected lives of 7 years.

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

During 2000, the Company shifted its strategy to focus primarily on its Outbound telemarketing operations (the "Outbound" business).  Accordingly, the Company changed its operating strategy for its start-up businesses, eCOST.com and eLinux, emphasizing profitability over growth.

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

Critical Accounting Policies

The Company has identified the following as its critical accounting policies:

Revenue Recognition.  Net sales include product sales and gross outbound shipping charges, net of returns and allowances.  The Company recognizes revenue from product sales, net of discounts, coupon redemption and estimated sales returns, when title to products sold has transferred to the customer, generally upon the receipt of products by the customer.  The Company offers a limited return policy on selected items based on manufacturer return policies, and provides an allowance for sales returns based on historical experience.  For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

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

Deferred Catalog Advertising Revenue and Costs.  The Company produces and circulates catalogs at various dates throughout the year and receives market development funds and co-op advertising funds from vendors included in each catalog. The costs of developing, producing and circulating each catalog are deferred and charged to advertising expense ratably over the life of the catalog based on the revenue generated from each catalog, approximately eight weeks.  Pursuant to the adoption of EITF 02-16 the related catalog market development funds and co-op advertising funds are deferred and recognized as an offset to cost of sales at a rate consistent with the recognition of the advertising costs, which approximates the rate of product sales included in the catalog.  Deferred advertising revenue is included in accrued expenses and other current liabilities, offset by deferred advertising costs, which are included in prepaid expenses and other current assets.

Impairment of Long Lived Assets.  The Company reviews property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The Company's asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate.  An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  Our estimates include projections of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates.

The Company assesses whether goodwill is impaired on an annual basis.  Upon determining the existence of goodwill impairment, the Company measures that impairment based on the amount by which the book value of goodwill exceeds its implied fair value which includes consideration of the Company's market capitalization.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.

Deferred Tax Assets.  The Company's financial position at March 31, 2003 includes long and short-term deferred tax assets.  It is the policy of the Company to record quarterly tax provisions based on financial results for the quarter and apply such provision against the long term portion of the deferred tax asset, until such time as the asset is fully utilized.  A periodic review of the recoverability of these assets is performed based on estimates of present and future Company performance, the likelihood that such assets could be applied against future income for income tax purposes, and the remaining term and nature of each class of deferred tax asset.  Upon determination that these deferred tax assets are, or would likely become unrecoverable, a valuation reserve would be recorded against the deferred tax asset to report it at is recoverable value.

There has been no material change in the policies used in the preparation of the Company's financial statements since the filing of the Company's Annual Report, except for adoption of EITF 02-16 effective on January 1, 2003 as described in "Recent Accounting Pronouncements" below.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net sales for the quarter ended March 31, 2003 were $234.8 million, a 23% increase over last year's first quarter net sales of $191.5 million.  The increase in net sales for the first quarter of 2003 versus 2002 is primarily attributable to a 15% increase in total Outbound business sales, a 2% increase in PC Mall Gov sales, a 12% increase in eCOST sales, and additional net sales of $34.3 million from the acquisition of PBS and Wareforce, which closed in April 2002 and July 2002, respectively.  Growth from these businesses was partially offset by a 13% decline in catalog sales caused by weak consumer demand and unfilled back-orders of certain recently introduced products.  eCOST.com sales increased by 12%, to $23.9 million, from the comparable quarter in 2002.  This increase was primarily due to continued enhancements to its marketing and product offerings and increased Outbound sales to business customers.  For the quarter ended March 31, 2003, sales of Apple and Hewlett Packard products represented 22% and 18% of net sales, compared to 27% and 17% in the prior year's first quarter, respectively.

Consolidated gross profit was $28.9 million for the three months ended March 31, 2003, an increase of $9.0 million, or 45%, over the prior year's comparable quarter.  The adoption of EITF 02-16, which resulted in the reclassification of certain types of advertising revenue, was responsible for $3.6 million of the increase in gross profit.  The acquired businesses contributed $4.7 million of the increase in gross profit.  For the Core Business, gross profit increased $8.1 million or 45%, to $26.2 million.  The adoption of EITF 02-16 was responsible for $3.0 million of the overall increase combined with the effect of the acquired businesses as discussed above.  For eCOST.com, gross profit for the first quarter of 2003 was $2.7 million, an increase of 48% from the prior year's first quarter.  The adoption of EITF 02-16 was responsible for $0.7 million of the increase.  As a percentage of net sales, consolidated gross profit for the three months ended March 31, 2003 increased to 12.3% compared with 10.4% in the prior year.  The adoption of EITF 02-16 was responsible for 160 basis points of the increase, and the remaining 30 basis points resulted from increased margin from sales of services.  For the Core Business, gross profit as a percentage of net sales increased to 12.4% compared with 10.6% in the prior year's first quarter.  The increase was based on the adoption of EITF 02-16 and increased margin from sales of services as discussed above.  Gross profit as a percentage of net sales for eCOST.com increased to 11.2% from 8.5% in the prior year's first quarter also due to the adoption of EITF 02-16.  The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.   See "Recent Accounting Pronouncements" below for a discussion of the Company's adoption of EITF 02-16.

Selling, general and administrative ("SG&A") expenses were $24.1 million for the three months ended March 31, 2003, an increase of $5.5 million, or 29%, from the prior year.  The ClubMac and Wareforce acquisitions are responsible for $4.3 million of the overall increase in SG&A compared with prior year's first quarter.  For the Core Business, SG&A expenses in the first quarter of 2003 were $22.1 million, an increase of $5.2 million, or 31%, compared to the first quarter of the prior year, due mainly to the acquisitions of ClubMac and Wareforce as discussed above.  As a percent of net sales, consolidated SG&A expenses increased to 10.3% from 9.7% in the prior year, primarily due to a 22% expansion in Outbound account manager headcount, and the acquisitions of PBS and Wareforce.  As a percent of net sales, SG&A expenses for the Core Business increased to 10.5% compared with 9.9% in the first quarter last year.  For eCOST.com, SG&A expenses in the first quarter of 2003 were $2.0 million, an increase of $0.3 million, or 16% compared with the first quarter of the prior year.  As a percent of net sales, SG&A expenses for eCOST.com increased to 8.2% in the first quarter of 2003 compared with 7.9% in the first quarter last year.

Consolidated net advertising expense for the first quarter of 2003 was $4.1 million compared to $0.5 million in the prior year's first quarter.  This increase was mainly due to the adoption of EITF 02-16, which resulted in a reclassification of $3.6 million of vendor consideration to cost of sales, which was previously recorded as a reduction of SG&A expenses.

Net interest expense for the three months ended March 31, 2003 was $0.2 million, flat compared to interest expense of $0.2 million in the prior year.

The Company recorded an income tax provision for the quarter ended March 31, 2003 of $0.2 million, flat compared to a $0.2 million tax provision in the prior year, utilizing an effective tax rate of 37% in both periods.

Net income was $0.3 million, or $0.03 per diluted share, for the three months ended March 31, 2003 compared to a net loss of $6.4 million, or $0.59 per diluted share, for the same period last year.  The loss in prior year's first quarter was due in part to the adoption of SFAS 142, which resulted in a one-time non-cash charge of $6.8 million, net of tax, recorded as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements of its operations, recent acquisitions and the development of the Outbound business.  Historically, the Company's primary sources of financing have been from cash flow from operations, public offerings and borrowings from its financial institutions.

The Company maintains a $75 million, asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit") that commenced in March 2001.  In March 2003, the Line of Credit was amended to extend the term by an additional three years and obtain improved terms.  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At March 31, 2003, the Prime Rate was 4.25%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount outstanding under the Flooring Facility is applied against the credit limit under the Line of Credit.  The Company had no borrowings under the Flooring Facility included in accounts payable and $37.2 million of net working capital advances outstanding at March 31, 2003.  The Company was in compliance with its financial covenants under the Line of Credit at March 31, 2003.  The Company had $12.8 million available to borrow at March 31, 2003.  Loan availability under the Line of Credit fluctuates daily and is affected by many factors including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts.

As of March 31, 2003, the Company had cash and cash equivalents of $7.5 million and working capital of $22.9 million.  Inventory decreased $1.8 million to $53.4 million from December 31, 2002.  Accounts receivable increased $3.5 million to $58.3 million from December 31, 2002 due to a 15% sequential increase in Outbound sales.  For the three months ended March 31, 2003, capital expenditures were $1.1 million versus $0.9 million for the comparable period last year.  As of March 31, 2003 the Company had no borrowings under the Flooring Facility included in accounts payable and $37.2 million of net working capital advances outstanding compared with balances of $0 and $17.5 million, respectively, as of December 31, 2002.  The increase over the prior year is primarily due to a $19 million paydown of accounts payable to take advantage of early pay discounts.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans for at least the next twelve months.  If the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock.  In September 2002, the Company announced the resumption of the share repurchase program.  During the first quarter of 2003, the Company purchased 91,100 shares at an aggregate cost of $308,030.  The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions.  No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.  The Company will finance the repurchase plan with existing working capital. As of March 31, 2003, the Company has repurchased a total of 248,700 shares under the program.

As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business and pursue other business ventures. Any launch of a new business venture or any such acquisition and the ensuing integration of the operations of the acquired company would place additional demands on the Company's management and operating and financial resources.

Inflation

Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the near future. There can be no assurances, however, that the Company's business will not be so affected by inflation.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.  This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable.  The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 4 - Segment Information.

In the second quarter of 2002, the Company completed its assessment of the impact of SFAS 142, and, as required by the provisions of SFAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $6.8 million, net of tax, to reduce the carrying value of its goodwill.  Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations and statement of cash flows.

The Company has adopted the provisions of SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied.   See Note 6 - Stock-Based Compensation for related disclosures.

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations.  Adoption of EITF 02-16 is required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  As a result of the adoption of EITF 02-16, the Company recorded approximately $3.6 million as a reduction of cost of sales for the three months ended March 31, 2003, of which, $3.5 million would have previously been netted against advertising expense and $0.1 million against selling and administrative expenses.

Forward Looking Statements

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize, causing actual results to differ materially from the forward looking statements. In that regard, there can be no assurance that the transition in the Company's business strategy to an increasingly Outbound sales model will be successful, that enhancements to Outbound account executive support or other actions by the Company will result in improved productivity, that profitability can be optimized, that the Company will be able to achieve customer loyalty and repeat orders, that infrastructure investments in the Company's Outbound business will result in expanded market share, or that the Company will be profitable in 2003 or for the ensuing periods. There also can be no assurance that the growth in Outbound sales will continue, that the Company's expansion of its Outbound sales force will increase sales sufficiently to offset costs, that Core Business sales, particularly catalog sales, will rebound to historic levels, or that cost reductions, EBITDA or profitability for the Company's Core Business and eCOST will continue or improve. There can also be no assurance that the Company will successfully integrate businesses acquired by the Company or that the Company will realize the potential synergies of such acquired businesses. Increases in the percentage of direct sales by our vendors could adversely affect our business. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include: competition from companies either currently in the market or entering the market; competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Linux or Apple Computer; the Company's reliance on Apple Computer, Hewlett-Packard, IBM, and other vendors; risks due to shifts in market demand and/or price erosion of owned inventory; general economic and computer industry conditions; the continued acceptance of the Company's distribution channel by vendors and customers; the timely availability and acceptance of new products; continuation of key vendor relationships and support programs; the continuing development, maintenance, and operation of the Company's information technology ("IT") systems; changes and uncertainties in economic conditions that could affect the rate of IT spending by the Company's customers; changes in pricing by the Company's vendors; the timing and extent of repurchases under the Company's share repurchase program; inability to convert back orders to completed sales; the ability of the Company to hire and retain qualified sales account executives; the effects of natural disasters or geopolitical events on the Company or the general economy; dependence on key personnel, the effect of narrow gross operating margins on operating results, quarterly fluctuations in results, the ability of the Company to successfully expand into the public sector market, the Company's dependence on one or more shipping companies for delivery of products, the effect of increased postage, shipping or packaging costs, technological changes and inventory obsolescence, dependence on the continued viability of the internet, volatility of the Company's stock price and sales or use tax collection. In addition, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled, "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash. As of March 31, 2003, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

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

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure as of March 31, 2003.

ITEM 4.   CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to its most recent evaluation of its internal controls.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

 10.49    Third Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2002, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant

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

Date: May 15, 2003		PC MALL, INC.

	By:	/s/ Ted Sanders Ted Sanders Chief Financial Officer

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

Date: May 15, 2003	/s/ Frank Khulusi Frank Khulusi Chief Executive Officer

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

Date: May 15, 2003	/s/ Ted Sanders Ted Sanders Chief Financial Officer

PC Mall, Inc.

EXHIBIT INDEX

Exhibit Number	Description
10.49

Third Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2002, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant

99.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002