Form 10-Q
period 2003-06-30
PC MALL INC
filed 2003-08-14
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

There were 10,609,851 outstanding shares of Common Stock at August 13, 2003.

PC Mall, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC MALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30, 2003 (unaudited)	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$3,763	$11,422
Accounts receivable, net of allowance for doubtful accounts	61,854	54,747
Inventories	56,867	55,235
Prepaid expenses and other current assets	2,214	3,038
Deferred income taxes	2,657	2,657
Total current assets	127,355	127,099

Property and equipment, net	9,726	9,214
Goodwill, net	861	804
Deferred income taxes	9,990	10,718
Other assets	1,788	1,525
	$149,720	$149,360
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$52,063	$61,865
Accrued expenses and other current liabilities	11,577	14,066
Deferred revenue	8,065	10,532
Line of credit	30,364	17,497
Capital leases - current	-	124
Notes payable - current	1,750	167
Total current liabilities	103,819	104,251

Total liabilities	103,819	104,251

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 30,000,000 shares authorized; 10,795,997 and 10,789,947 shares issued; and 10,501,997 and 10,632,347 shares outstanding, respectively	11	11
Additional paid-in capital	75,845	75,833
Treasury stock at cost: 294,200 and 157,600 shares, respectively	(1,015)	(556)
Retained earnings (accumulated deficit)	(28,940)	(30,179)
Total stockholders' equity	45,901	45,109
	$149,720	$149,360

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales	$218,862	$204,945	$453,659	$396,450
Cost of goods sold	188,160	182,452	394,092	354,087
Gross profit	30,702	22,493	59,567	42,363
Selling, general and administrative expenses	23,095	20,275	47,116	38,919
Advertising expense (see Note 2)	5,773	941	9,965	1,408
Loss on sale of building	-	350	-	350
Income from operations	1,834	927	2,486	1,686
Interest expense, net	331	202	519	397
Income before income taxes	1,503	725	1,967	1,289
Income tax provision	556	269	728	477
Income before cumulative effect of change in accounting principle	947	456	1,239	812
Cumulative effect of change in accounting principle	-	-	-	(6,801)
Net income (loss)	$947	$456	$1,239	$(5,989)

Earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.09	$0.04	$0.12	$0.08
Cumulative effect of change in accounting principle	-	-	-	(0.64)
	$0.09	$0.04	$0.12	$(0.56)

Diluted Earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.09	$0.04	$0.11	$0.07
Cumulative effect of change in accounting principle	-	-	-	(0.60)
	$0.09	$0.04	$0.11	$(0.53)
Basic weighted average number of shares outstanding	10,535	10,716	10,566	10,680
Diluted weighted average number of common and common equivalent shares outstanding	11,115	11,263	11,119	11,199

See condensed notes to consolidated financial statements.

PC Mall, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,239	$(5,989)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principle	-	6,801
Depreciation and amortization	2,090	1,989
Provision for deferred income taxes	728	477
Gain on sale of fixed assets	(64)	-
Loss on sale of building	-	350
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,107)	(8,526)
Inventories	(1,632)	1,469
Prepaid expenses and other current assets	824	(411)
Other assets	(106)	(693)
Accounts payable	(1,816)	(16,439)
Accrued expenses and other current liabilities	(2,492)	(56)
Deferred revenue	(2,467)	(685)
Total adjustments	(12,042)	(15,724)

Net cash used in operating activities	(10,803)	(21,713)

Cash flows from investing activities:
Purchase of property and equipment	(2,255)	(1,453)
Payments for costs incurred for acquisition of business	-	(109)

Net cash used in investing activities	(2,255)	(1,562)

Cash flows from financing activities:
Payments for deferred financing costs	(440)	(179)
Borrowings under notes payable	2,000	-
Payments under notes payable	(417)	(500)
Net borrowings under line of credit	12,867	5,586
Increase (decrease) in book overdraft	(8,040)	14,683
Principal payments of obligations under capital leases	(124)	(218)
Repurchase of common stock	(459)	-
Proceeds from stock issued under stock option plans	12	69
Net cash provided by financing activities	5,399	19,441

Net decrease in cash and cash equivalents	(7,659)	(3,834)
Cash and cash equivalents:
Beginning of period	11,422	9,972
End of period	$3,763	$6,138

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting solely of normal recurring items necessary to present fairly the financial position of the Company at June 30, 2003 and December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Reclassifications

Certain reclassifications have been made to the 2002 financial statement amounts to conform to the 2003 presentation.

2.       Change in  Accounting Principle and Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 4 - Segment Information.

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

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations. Adoption of EITF 02-16 is required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  As a result of the adoption of EITF 02-16, the Company recorded approximately $6.7 million and $10.3 million as a reduction of cost of sales for the three and six months ended June 30, 2003, respectively.  Of these amounts, $6.6 million and $10.2 million would have previously been netted against advertising expense, respectively, and $0.1 million against selling, general, and administrative expenses.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149").  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  The Company does not expect SFAS 149 to have a significant impact on its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of SFAS 150 is not expected to materially affect the Company's financial statements.

 3.      Net income (loss) per share

Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.  Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised. The computation of Basic and Diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Income before cumulative effect of change in accounting principle	$947	$456	$1,239	$812
Cumulative effect of change in accounting principle	-	-	-	(6,801)
Net income (loss)	$947	$456	$1,239	$(5,989)

Weighted average shares - Basic	10,535	10,716	10,566	10,680
Effect of dilutive stock options and warrants	580	547	553	519
Weighted average shares - Diluted	11,115	11,263	11,119	11,199

Net earnings (loss) per share - Basic
Income before cumulative effect of change in accounting principle	$0.09	$0.04	$0.12	$0.08
Cumulative effect of change in accounting principle	-	-	-	(0.64)
Net income (loss)	$0.09	$0.04	$0.12	$(0.56)

Net earnings (loss) per share - Diluted
Income before cumulative effect of change in accounting principle	$0.09	$0.04	$0.11	$0.07
Cumulative effect of change in accounting principle	-	-	-	(0.60)
Net income (loss)	$0.09	$0.04	0.11	$(0.53)

4.       Segment Information

The Company operates in two reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, collectively referred to as the "Core Business", and 2) a multi-category Internet retailer of new, refurbished and close-out products under the eCOST.com brand.  Beginning in the first quarter of 2003,  the Company integrated its eLinux segment into the Core Business segment.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes.

Summarized segment information for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

Three months ended June 30, 2003	Core Business (1)	eCOST.com	Consolidated
Net sales	$194,793	$24,069	$218,862
Gross profit	27,832	2,870	30,702
Income from operations	1,601	233	1,834

Three months ended June 30, 2002	Core Business(2)	eCOST.com	Consolidated
Net sales	$183,625	$21,320	$204,945
Gross profit	20,437	2,056	22,493
Income from operations	734	193	927

Six months ended June 30, 2003	Core Business (1)	eCOST.com	Consolidated
Net sales	$405,615	$48,044	$453,659
Gross profit	54,001	5,566	59,567
Income from operations	2,134	352	2,486

Six months ended June 30, 2002	Core Business(2)	eCOST.com	Consolidated
Net sales	$353,692	$42,758	$396,450
Gross profit	38,495	3,868	42,363
Income from operations	1,486	200	1,686

(1)  The results of ClubMac and Wareforce are included in the Core Business segment for the three and six months ended June 30, 2003.  See Note 5 for a description of the ClubMac and Wareforce Acquisitions.  The Core Business segment also includes the Company's eLinux operations, which was previously reported as a separate segment.

(2) The results of ClubMac are included in the Core Business segment for the three months ended June 30, 2002, as the acquisition of ClubMac occurred in April 2002.  The results of Wareforce are excluded from the Core Business segment for the three and six months ended June 30, 2002, as the acquisition of Wareforce took place in July 2002.  See Note 5 for a description of the ClubMac and Wareforce Acquisitions.

5.       Acquisitions

In July 2002, the Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code.  The Company paid initial consideration in the amount of approximately $9.0 million to Wareforce's creditors and $436,000 directly to Wareforce on the closing date in exchange for trade accounts receivable and inventory with an initial valuation of $10.9 million as well as all fixed and intangible assets.  In connection with these payments, the Company drew on its line of credit.  The Company paid to Wareforce $768,000 as additional contractual consideration in September 2002.  In connection with the acquisition, the Company hired substantially all of the sales and sales support employees of Wareforce, and recorded approximately $344,000 of definite-lived intangible assets with amortizable lives of five to six years.   The Company considers Wareforce to be a part of the Core Business segment.

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands. Under the terms of the asset purchase agreement, the Company acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory. In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock valued at approximately $1.3 million to PBS and agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  As a result of the acquisition, the Company recorded approximately $804,000 of goodwill, and $200,000 of definite-lived intangible assets with amortizable lives between three and six years.  Through June 30, 2003 the Company estimated additional purchase price consideration of $57,000 resulting from the earn-out.  The Company operates the acquired business as ClubMac, and considers this business to be a part of the Core Business segment.

The following table presents unaudited pro forma information as if the acquired businesses had been combined with the Company at the beginning of the periods presented (in thousands, except per share amounts).  The unaudited pro forma information is not necessarily indicative of future combined operating results.  The actual results for the three and six months ended June 30, 2003 are included in the Company's Condensed Consolidated Statement of Operations.

	Three months ended	Six months ended
	June 30,	June 30,
	2002	2002
Net sales	$221,557	$447,373
Income before cumulative effect of change in accounting principle	$296	$362
Cumulative effect of change in accounting principle	-	(6,801)
Net income/(loss)	$296	$(6,439)

Weighted average shares - Basic	10,716	10,680
Weighted average shares - Diluted	11,263	11,199

Net earnings (loss) per share - Basic
Income before cumulative effect of change in accounting principle	$0.03	$0.03
Cumulative effect of change in accounting principle	-	(0.63)
Net earnings (loss) per share - Basic	$0.03	$(0.60)

Net earnings (loss) per share - Diluted
Income before cumulative effect of change in accounting principle	$0.03	$0.03
Cumulative effect of change in accounting principle	-	(0.60)
Net earnings (loss) per share - Diluted	$0.03	$(0.57)

6.           Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price.  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") established accounting and disclosure requirements using a fair value-based method for stock option plans.  As allowed by SFAS 123, the Company continues to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123.  Accordingly, the Company does not record compensation expense on issuance of stock options, as all options issued to date were granted at the then-current market value at the date of grant.  Had compensation cost been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except per share amounts).

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Income before cumulative effect of change in accounting principle	$947	$456	$1,239	$812
Cumulative effect of change in accounting principle	-	-	-	(6,801)
Net income (loss) (as reported)	947	456	1,239	(5,989)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(254)	(203)	(517)	(397)
Pro forma net income (loss)	$693	$253	$722	$(6,386)

Basic earnings (loss) per share (as reported)	$0.09	$0.04	$0.12	$(0.56)
Basic earnings (loss) per share (pro forma)	$0.07	$0.02	$0.07	$(0.60)

Diluted earnings (loss) per share (as reported)	$0.09	$0.04	$0.11	$(0.53)
Diluted earnings (loss) per share (pro forma)	$0.06	$0.02	$0.06	$(0.57)

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions presented in the table for the respective periods:

Risk free interest rates	3.34%	4.60%	3.51%	4.75%
Expected dividend yield	None	None	None	None
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	126%	129%	127%	129%

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

In February 1999, PC Mall formed eCOST.com as a wholly-owned subsidiary.  eCOST.com is a multi-category Internet retailer of new, refurbished, and close-out computer products, consumer electronics, and other products.  eCOST.com offers a broad selection of name-brand products, most of which are sold at competitive prices plus itemized fees for processing and shipping the order.

During 2000, the Company shifted its strategy to focus primarily on its Outbound telemarketing operations (the "Outbound" business).  Accordingly, the Company changed its operating strategy for eCOST.com, emphasizing profitability over growth.

During 2002, the Company completed two acquisitions.  In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to businesses and consumer customers under the ClubMac and PBS brands.  The Company operates the acquired business as ClubMac.  In July 2002, the Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code.  The Company considers ClubMac and Wareforce to be part of its Core Business segment.  Also during 2002, PC Mall formed a new subsidiary, PC Mall Gov, Inc., to focus on the public sector market, and hired an experienced public sector technology sales executive to lead the entity's operations.

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

Allowance for Doubtful Accounts Receivable.  The Company maintains an allowance for doubtful accounts receivable based upon estimates of future collection.  The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history, and generally does not require collateral.  The Company continually evaluates its customers' financial condition and credit history in determining the adequacy of its allowance for doubtful accounts.  The Company also maintains an allowance for uncollectible vendor receivables which arise from vendor rebate programs, price protections and other promotions.  The Company determines the sufficiency of the vendor receivable allowance based upon various factors, including payment history.  Should actual collections of customer and vendor receivables differ from the Company's estimates, adjustments to the provision for losses on accounts receivable and the related allowances for doubtful accounts would be necessary.

Reserve for Inventory Obsolescence.  The Company maintains allowances for the valuation of its inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions,  nature, age and type of each product.  The Company continually evaluates the adequacy of its inventory reserve.

Deferred Catalog Advertising Revenue and Costs.  The Company produces and circulates catalogs at various dates throughout the year and receives market development funds and co-op advertising funds from vendors included in each catalog. The costs of developing, producing and circulating each catalog are deferred and charged to advertising expense ratably over the life of the catalog based on the revenue generated from each catalog, approximately eight weeks.  Pursuant to the adoption of EITF 02-16, the related catalog market development funds and co-op advertising funds are deferred and recognized as an offset to cost of sales at a rate consistent with the recognition of the advertising costs, which approximates the rate of product sales included in the catalog.  Deferred advertising revenue is included in accrued expenses and other current liabilities, and deferred advertising costs are included in prepaid expenses and other current assets.

Impairment of Long Lived Assets.  The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The Company's asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate.  An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  The Company's estimates include projections of future market growth, forecasted revenue and costs and expected periods the assets will be utilized.

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

Deferred Tax Assets.  The Company's financial position at June 30, 2003 includes short and long-term deferred tax assets.  It is the policy of the Company to record quarterly tax provisions based on financial results for the quarter and apply such provision against the long term portion of the deferred tax asset, until such time as the asset is fully utilized.  A periodic review of the recoverability of these assets is performed based on estimates of present and future Company performance, the likelihood that such assets could be applied against future income for income tax reporting purposes, and the remaining term and nature of each class of deferred tax asset.  Upon determination that these deferred tax assets are, or would likely become unrecoverable, a valuation reserve would be recorded against the deferred tax asset to report it at its recoverable value.

There has been no material change in the policies used in the preparation of the Company's financial statements since the filing of the Company's Annual Report, except for adoption of EITF 02-16 effective on January 1, 2003 as described in "Change in Accounting Principle and Recent Accounting Pronouncements" below.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Consolidated net sales for the quarter ended June 30, 2003 were $218.9 million, an increase of $13.9 million, or a 7% increase over last year's second quarter net sales of $204.9 million.  The acquisition of Wareforce in July 2002 contributed $18.3 million to the increase.  Outbound and eCOST.com sales increased 18% and 13% over Q2 2002, respectively.  These increases were partially offset by a decline in inbound catalog sales (excluding ClubMac) of 18% from Q2 2002 due to weak consumer demand.  Also impacting overall sales was PC Mall Gov, which in Q2 2003 increased 9% from Q1 2003 due to seasonality, but declined 8% from Q2 2002.  PC Mall Gov sales for Q2 2003 were impacted by an operational adjustment to sales territories.  eCOST.com sales for the quarter were $24.1 million, an increase of $2.7 million, or 13% over the prior year's second quarter.  For the quarter ended June 30, 2003, sales of Apple and Hewlett Packard products represented 21% and 18% of net sales, compared to 24% and 19%, respectively, in the prior year's comparable period.

Consolidated gross profit was $30.7 million for the three months ended June 30, 2003, an increase of $8.2 million, or 36%, over the prior year's comparable quarter.  Acquired businesses contributed $2.3 million of the increase in gross profit.  For the Core Business, gross profit was $27.8 million, an increase of $7.4 million, or 36% the over prior year's second quarter gross profit of $20.4 million.  For eCOST.com, gross profit for the second quarter of 2003 was $2.9 million, an increase of $0.8 million, or 40% from the prior year's second quarter.  The adoption of EITF 02-16, which resulted in the recording of certain types of advertising revenue against cost of sales, was responsible for $6.7 million of the increase in consolidated gross profit.  For the Core Business and eCOST.com segments, the adoption of EITF 02-16 was responsible for $5.8 million and $0.9 million of the increase in gross profit, respectively.  As a percentage of net sales, consolidated gross profit for the three months ended June 30, 2003 increased to 14.0% compared with 11.0% in the prior year.  For the Core Business, gross profit as a percentage of net sales increased to 14.3% compared with 11.1% in the prior year's second quarter.  Gross profit as a percentage of net sales for eCOST.com increased to 11.9% from 9.6% in the prior year's second quarter.  The adoption of EITF 02-16 was responsible for 305 basis points of the increase of consolidated gross profit as a percentage of sales.  For the Core Business and eCOST.com segments, the adoption of EITF 02-16 was responsible for increasing gross profit as a percentage of sales by 298 and 357 basis points, respectively.  The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.   See "Change in Accounting Principle and Recent Accounting Pronouncements" below for a discussion of the Company's adoption of EITF 02-16.

Consolidated selling, general and administrative ("SG&A") expenses were $23.1 million for the three months ended June 30, 2003, an increase of $2.8 million, or 14% from the comparable period in the prior year.  The increase is primarily due to the acquisition of Wareforce in July 2002, which contributed $2.2 million of the increase.  As a percent of net sales, selling, general and administrative expenses increased to 10.6% from 9.9% in the prior year.  For the Core Business, selling, general and administrative expenses in the second quarter of 2003 were $21.2 million, an increase of $2.7 million, or 15%, compared to the second quarter of the prior year.  As a percent of net sales, selling, general and administrative expenses for the Core Business increased to 10.9% compared with 10.1% in the second quarter last year.  The Consolidated and Core Business increases were primarily due to an increase in Outbound account manager headcount and the acquisition of Wareforce.  Total Outbound account manager headcount for Q2 2003 increased 13% from Q2 2002.  For eCOST.com, SG&A expenses in the second quarter of 2003 were $1.9 million, an increase of $0.1 million, or 6% compared with the second quarter of the prior year.  As a percent of net sales, selling, general and administrative expenses for eCOST.com decreased to 7.8% in the second quarter of 2003 compared with 8.3% in the second quarter last year due to a 13% increase in sales over the comparable quarter in the prior year without a corresponding increase in SG&A expenses.

Consolidated net advertising expense for the second quarter of 2003 was $5.8 million, an increase of $4.9 million, compared to $0.9 million in the prior year's second quarter.  This increase was due to the adoption of EITF 02-16, which resulted in the recording of $6.7 million of vendor consideration to cost of sales, which was previously recorded as a reduction of advertising expenses.  For the Core Business, net advertising expense was $5.0 million compared to $0.8 million in the prior year's second quarter.  For eCOST.com, net advertising expense for the second quarter of 2003 was $0.8 million compared to $0.1 million in the comparable period in the prior year.  The increases in advertising expense for the Core Business and eCOST.com segments were primarily due to the adoption of EITF 02-16, which resulted in the recording of $5.8 million and $0.9 million, respectively, of vendor consideration to cost of sales, which was previously recorded as a reduction of advertising expenses.

Net interest expense for the three months ended June 30, 2003 increased to $0.3 million, from $0.2 million in the prior year's comparable quarter.  The increase in interest expense reflects borrowings for increased early payment of vendor payables to obtain payment discounts.

The Company recorded an income tax provision for the quarter ended June 30, 2003 of $0.6 million, up from $0.3 million from the comparable quarter in 2002, due to improved pre-tax earnings, as both quarters used an effective tax rate of 37%.

Net income was $0.9 million, or $0.09 per share, for the three months ended June 30, 2003 compared to net income of $0.5 million, or $0.04 per share, for the same period last year.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Consolidated net sales for the six months ended June 30, 2003 were $453.7 million, an increase of  $57.2 million, or 14% over the six months ended June 30, 2002.  Of this increase, $50.5 million is attributable to acquisitions of ClubMac and Wareforce in April 2002 and July 2002, respectively.  In addition, there was an 18% increase in total Outbound sales, and a 12% increase in eCOST.com sales.  The increase was partially offset by a 15% decrease in consumer catalog sales.  Core business net sales for the six months ended June 30, 2003 were $405.6 million, an increase of  $51.9 million, or 15% over the six months ended June 30, 2002, primarily due to the acquisitions of ClubMac and Wareforce as discussed above.  For the six months ended June 30, 2003, net sales for eCOST.com were $48.0 million, an increase of $5.3 million or 12% over the first half of the prior year.  This increase was primarily due to opportunistic buys, continued enhancements to its marketing and product offerings and increased outbound sales to business customers.  For the six months ended June 30, 2003, sales of Apple and Hewlett Packard products represented 21% and 18% of net sales, compared to 24% and 19%, respectively, in the prior year's comparable period.

Consolidated gross profit for the six months ended June 30, 2003 was $59.6 million, an increase of  $17.2 million, or 41%, over the prior year's comparable period.   Acquired businesses contributed $7.0 million of the increase in gross profit.  For the Core Business, gross profit was $54.0 million, an increase of $15.5 million, or 40%, from the comparable period in the prior year.  For eCOST.com, gross profit for the first half of 2003 was $5.6 million, an increase of $1.7 million, or 44% from the prior year's comparable period.  The adoption of EITF 02-16, which resulted in the recording of certain types of advertising revenue against cost of sales, was responsible for $10.3 million of the increase in consolidated gross profit.  For the Core Business and eCOST.com segments,  the adoption of EITF 02-16 was responsible for $8.8 million and $1.5 million of the increase, respectively.  As a percentage of net sales, consolidated gross profit for the six months ended June 30, 2003 increased to 13.1% compared with 10.7% in the prior year.  For the Core Business, gross profit as a percentage of sales for the six months ended June 30, 2003 increased to 13.3% compared with 10.9% in the prior year.  For eCOST.com, gross profit as a percentage of sales for the six months ended June 30, 2003 increased to 11.6% compared with 9.0% in the prior year.  The adoption of EITF 02-16 was responsible for 227 basis points of the increase of consolidated gross profit as a percentage of sales.  For the Core Business and eCOST.com segments, the adoption of EITF 02-16 was responsible for increasing gross profit as a percentage of sales by 216 and 324 basis points, respectively. The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.   See "Change in Accounting Principle and Recent Accounting Pronouncements" below for a discussion of the Company's adoption of EITF 02-16.

Consolidated selling, general and administrative expenses were $47.1 million for the six months ended June 30, 2003, an increase of $8.2 million, or 21%, from the comparable period in the prior year. As a percent of net sales, selling, general and administrative expenses for the six months ended June 30, 2003 increased to 10.4% from 9.8% from the comparable period in the prior year.  For the Core Business, selling, general and administrative expenses for the six months ended June 30, 2003 were $43.3 million, an increase of $7.8 million, or 22%, compared to the same period in the prior year.  As a percent of net sales, selling, general and administrative expenses for the Core Business increased to 10.7% for the six months ended June 30, 2003 compared with 10.0% for the same period last year.  The Consolidated and Core Business increases are primarily due to an increase in Outbound account manager headcount and the acquisition of Wareforce.  For eCOST.com, selling, general and administrative expenses for the six months ended June 30, 2003 were $3.9 million, an increase of 11% compared with the same six-month period in the prior year. As a percent of net sales, selling, general and administrative expenses for eCOST.com decreased slightly to 8.0% for the six months ended June 30, 2003 from 8.1% for the comparable period last year.

Consolidated net advertising expense for the first half of 2003 was $10.0 million compared to $1.4 million in the prior year's comparable period.  This increase was mainly due to the adoption of EITF 02-16, which resulted in the recording of $10.3 million of vendor consideration to cost of sales, which was previously recorded as a reduction of advertising expenses.  For the Core Business, net advertising expense was $8.6 million compared to $1.2 million in the first half of the prior year.  For eCOST.com, net advertising expense for the first half of 2003 was $1.4 million compared to $0.2 million for the comparable period in the prior year.  The increases in advertising expense for the Core Business and eCOST.com segments were primarily due to the adoption of EITF 02-16, which resulted in the recording of $8.8 million and $1.6 million, respectively, of vendor consideration to cost of sales, which was previously recorded as a reduction of advertising expenses.

Net interest expense for the six months ended June 30, 2003 increased to $0.5 million, from $0.4 million, compared to the same period in 2002.  The increase in interest expense reflects borrowings for increased early payment of vendor payables to obtain payment discounts.

The Company recorded an income tax provision of $0.7 million for the six months ended June 30, 2003 versus $0.5 million for the comparable period in 2002, due to improved pre-tax earnings in both periods, as both periods used an effective tax rate of 37%.

As described in "Change in Accounting Principle and Recent Accounting Pronouncements" below, in the second quarter of 2002, the Company completed its assessment of the impact of SFAS 142, and, as required by SFAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $6.8 million, net of tax, to reduce the carrying value of its goodwill.  Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.  The Company performed its first annual impairment review in the fourth quarter of 2002 and will perform its annual impairment review during the fourth quarter of each year.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.

Net income was $1.2 million, or $0.11 per share, for the six months ended June 30, 2003 compared to a net loss of $6.0 million, or $0.53 per share, for the same period last year.  The loss for the six months ended June 30, 2002 was due in part to the adoption of SFAS 142, which resulted in a one-time non-cash charge of $6.8 million, net of tax, as discussed above.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements of its operations, recent acquisitions and the development of the Outbound business.  Historically, the Company's primary sources of financing have been from cash flow from operations, public offerings and borrowings from its financial institutions.

The Company maintains a $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit") that commenced in March 2001.  In March 2003, the Line of Credit was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms.  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At June 30, 2003, the Prime Rate was 4%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount outstanding under the Flooring Facility is applied against the credit limit under the Line of Credit.  The Company had no borrowings under the Flooring Facility included in accounts payable and $30.4 million of net working capital advances outstanding at June 30, 2003.  The Company had $14.0 million available to borrow at June 30, 2003.  Loan availability under the Line of Credit fluctuates daily and is affected by many factors including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts.  The Company was in compliance with its financial covenants under the Line of Credit at June 30, 2003.

As of June 30, 2003, the Company had cash and cash equivalents of $3.8 million and working capital of $23.5 million. Inventory increased $1.6 million to $56.9 million from December 31, 2002.  Accounts receivable increased $7.1 million to $61.9 million from December 31, 2002 due to an 18% increase in Outbound sales.  For the six months ended June 30, 2003, capital expenditures were $2.3 million versus $1.5 million for the comparable period last year.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans for at least the next twelve months.  If the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock.  In September 2002, the Company announced the resumption of the share repurchase program.  During the second quarter of 2003, the Company purchased an aggregate of 45,500 shares at an aggregate cost of $150,950 which included 5,500 shares purchased under the repurchase program and 40,000 shares purchased outside of the program.  The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of June 30, 2003, the Company has repurchased a total of 294,200 shares, which includes 254,200 shares repurchased under the program.

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

Change in Accounting Principle and Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 4 - Segment Information.

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

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations. Adoption of EITF 02-16 is required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  As a result of the adoption of EITF 02-16, the Company recorded approximately $6.7 million and $10.3 million as a reduction of cost of sales for the three and six months ended June 30, 2003, respectively.  Of these amounts, $6.6 million and $10.2 million would have previously been netted against advertising expense, respectively, and $0.1 million against selling, general and administrative expenses.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149").  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company does not expect SFAS 149 to have a significant impact on its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of SFAS 150 is not expected to materially affect the Company's financial statements.

Forward Looking Statements

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize, causing actual results to differ materially from the forward looking statements. In that regard, there can be no assurance that the transition in the Company's business strategy to an increasingly Outbound sales model will be successful, that enhancements to Outbound account executive support or other actions by the Company will result in improved productivity, that profitability can be optimized, that infrastructure investments in the Company's Outbound business will result in expanded market share, or that the Company will be profitable in 2003 or for the ensuing periods.  There also can be no assurance that the growth in Outbound sales will continue, that the Company's expansion of its Outbound sales force will increase sales sufficiently to offset costs, that Core Business sales, particularly catalog sales, will rebound to historic levels, or that cost reductions, EBITDA or profitability for the Company's Core Business and eCOST.com will continue or improve.  There can also be no assurance that the Company will successfully integrate businesses acquired by the Company or that the Company will realize the potential synergies of such acquired businesses.   Increases in the percentage of direct sales by the Company's vendors could adversely affect the Company's business.  In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include: competition from companies either currently in the market or entering the market; competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer or Hewlett-Packard; the Company's reliance on Apple Computer, Hewlett-Packard, IBM, and other vendors; risks due to shifts in market demand and/or price erosion of owned inventory; general economic and computer industry conditions; the continued acceptance of the Company's distribution channel by vendors and customers; the timely availability and acceptance of new products; continuation of key vendor relationships and support programs; the continuing development, maintenance, and operation of the Company's information technology ("IT") and telephone systems; changes and uncertainties in economic conditions that could affect the rate of IT spending by the Company's customers; the ability of the Company to successfully operate its facility in Canada; changes in pricing by the Company's vendors; the timing and extent of repurchases under the Company's share repurchase program; inability to convert back orders to completed sales; the ability of the Company to hire and retain qualified sales account executives; the effects of natural disasters or geopolitical events on the Company or the general economy; dependence on key personnel; the effect of narrow gross operating margins on operating results; quarterly fluctuations in results; the ability of the Company to successfully expand into the public sector market; the Company's dependence on one or more shipping companies for delivery of products; the effect of increased postage, shipping or packaging costs; technological changes and inventory obsolescence; dependence on the continued viability of the Internet; volatility of the Company's stock price; and sales or use tax collection.  In addition, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.  This list of risk factors is not intended to be exhaustive.  Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled, "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments consist primarily of cash.  As of June 30, 2003, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

The Company has exposure to the risks of fluctuating interest rates on its Line of Credit.  The variable interest rate on the Line of Credit is tied to the prime rate or the London interbank offered rate at the discretion of the Company.  If the variable rate on the Line of Credit changes, the Company may be required to pay more interest.  However, the Company believes that the near-tern effect of any change in interest rates will not be material to the Company's financial position, results of operations or cash flows.

It is the Company's policy not to enter into derivative financial instruments, and the Company does not have any significant foreign currency exposure.  Therefore, the Company does not have significant overall currency exposure as of June 30, 2003.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

 On June 15, 2003, the Company issued a warrant to purchase 30,000 shares of the Company's Common Stock to Genesis Select Corporation, for investor and public relations services to be rendered to the Company. One twelfth of the Common Stock underlying the warrant vests on each monthly anniversary of the warrant issue date. The exercise price is $3.99 per share, and the warrant expires on June 15, 2008. The issuance of the warrant was exempt from registration under the 1933 Securities Act, as amended (the "Act") pursuant to the private placement exemption under Section 4(2) of the Act. The recipient of the securities represented (i) it was an "accredited investor" within the meaning of Rule 501 promulgated under the Act and (ii) its intent to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Meeting of Stockholders on June 25, 2003.  At the Annual Meeting, the stockholders voted on the following matters:

1.   The reelection as directors of Frank F. Khulusi, Mark C. Layton, Thomas A. Maloof, and Ronald B. Reck, all of whom were reelected at the Annual Meeting.  Each of the directors received the following votes:
	FOR	WITHHELD
Frank F. Khulusi	10,176,694	196,796
Thomas A. Maloof	10,262,644	110,846
Ronald B. Reck	10,344,059	29,431
Mark C. Layton	10,252,644	120,846

2.   The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2003.
	FOR	AGAINST	ABSTENTIONS
Accountant's Proposal	10,273,646	23,891	75,953

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

b.  Reports on Form 8-K

1. A Current Report on Form 8-K was filed on April 30, 2003 regarding a press release issued to announce unaudited consolidated financial results for the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003		PC MALL, INC.

	By:	/s/ Ted Sanders Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350