Form 10-Q
period 2003-09-30
PC MALL INC
filed 2003-11-14
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2003

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

There were 10,806,271 outstanding shares of Common Stock at November 10, 2003.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC MALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30, 2003 (unaudited)	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$5,823	$11,422
Accounts receivable, net of allowance for doubtful accounts	71,657	54,747
Inventories	61,339	55,235
Prepaid expenses and other current assets	3,032	3,038
Deferred income taxes	2,657	2,657
Total current assets	144,508	127,099

Property and equipment, net	9,904	9,214
Goodwill, net	861	804
Deferred income taxes	9,578	10,718
Other assets	1,536	1,525
	$166,387	$149,360
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$58,231	$61,865
Accrued expenses and other current liabilities	14,412	14,066
Deferred revenue	11,943	10,532
Line of credit	32,683	17,497
Capital leases - current	-	124
Notes payable - current	1,500	167
Total current liabilities	118,769	104,251

Total liabilities	118,769	104,251

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 30,000,000 shares authorized; 11,097,083 and 10,789,947 shares issued; and 10,802,883 and 10,632,347 shares outstanding, respectively	11	11
Additional paid-in capital	76,874	75,833
Treasury stock at cost: 294,200 and 157,600 shares, respectively	(1,015)	(556)
Translation adjustment	(11)	-
Retained earnings (accumulated deficit)	(28,241)	(30,179)
Total stockholders' equity	47,618	45,109
	$166,387	$149,360

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales	$231,996	$230,076	$685,654	$626,524
Cost of goods sold	199,770	205,394	593,861	559,479
Gross profit	32,226	24,682	91,793	67,045
Selling, general and administrative expenses	23,832	22,617	70,952	61,535
Non-cash stock compensation expense relating to selling, general and administrative expenses	181	-	181	-
Advertising, net in 2002	6,785	542	16,751	1,950
Loss on sale of building	-	-	-	350
Income from operations	1,428	1,523	3,909	3,210
Interest expense, net	313	310	831	708
Income before income taxes	1,115	1,213	3,078	2,502
Income tax provision	412	449	1,140	926
Income before cumulative effect of change in accounting principle	703	764	1,938	1,576
Cumulative effect of change in accounting principle	-	-	-	(6,801)
Net income (loss)	$703	$764	$1,938	$(5,225)

Earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.07	$0.07	$0.18	$0.15
Cumulative effect of change in accounting principle	-	-	-	(0.64)
	$0.07	$0.07	$0.18	$(0.49)

Diluted Earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.06	$0.07	$0.17	$0.14
Cumulative effect of change in accounting principle	-	-	-	(0.61)
	$0.06	$0.07	$0.17	$(0.47)
Basic weighted average number of shares outstanding	10,640	10,781	10,591	10,630
Diluted weighted average number of common and common equivalent shares outstanding	11,700	11,096	11,401	11,099

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

			Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Translation Adjustment	Treasury Stock	Total
	Common Shares
	Issued	Outstanding
Balance at December 31, 2002	10,790	10,632	$ 11	$ 75,834	$ (30,179)	$ -	$ (556)	$ 45,109
Stock option exercises	299	299	-	959	-	-	-	959
Stock issuances	8	8	-	32	-	-	-	32
Stock-based compensation	-	-	-	50	-	-	-	50
Translation adjustment	-	-	-	-	-	(11)	-	(11)
Stock repurchases	-	(136)	-	-	-	-	(459)	(459)
Net Income	-	-		-	1,938	-	-	1,938
Balance at December 31, 2003	11,097	10,803	$ 11	$ 76,875	$ 28,241	$ (11)	$ (1,015)	$ 47,618

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,938	$(5,225)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principle	-	6,801
Depreciation and amortization	3,105	3,391
Provision for deferred income taxes	1,140	926
Non-cash stock compensation expense	181	-
Gain on sale of fixed assets	(67)	-
Loss on sale of building	-	350
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(18,299)	(11,280)
Inventories	(6,104)	(3,097)
Prepaid expenses and other current assets	1,396	(417)
Other assets	(15)	(429)
Accounts payable	3,198	8,507
Accrued expenses and other current liabilities	190	(1,108)
Deferred revenue	1,410	787
Total adjustments	(13,865)	4,431

Net cash used in operating activities	(11,927)	(794)

Cash flows from investing activities:
Purchase of property and equipment	(3,277)	(2,492)
Payments for costs incurred for acquisition of business	-	(10,351)
Proceeds from sale of property and equipment	-	1,813

Net cash used in investing activities	(3,277)	(11,030)

Cash flows from financing activities:
Payments for deferred financing costs	(447)	(179)
Increase (decrease) in book overdraft	(6,832)	2,994
Borrowings under notes payable	2,000	-
Payments under notes payable	(667)	(834)
Net borrowings under line of credit	15,186	9,446
Principal payments of obligations under capital leases	(124)	(328)
Repurchase of common stock	(459)	(120)
Proceeds from stock issued under stock option plans	959	73
Net cash provided by financing activities	9,616	11,052

Effect of foreign currency on cash flow	(11)	-

Net decrease in cash and cash equivalents	(5,599)	(772)
Cash and cash equivalents:
Beginning of period	11,422	9,972
End of period	$5,823	$9,200

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting solely of normal recurring items necessary for a fair statement of the financial position of the Company at September 30, 2003 and December 31, 2002 and the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations. Adoption of EITF 02-16 is required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  As a result of the adoption of EITF 02-16, the Company recorded approximately $7.2 million and $17.5 million as a reduction of cost of sales for the three and nine months ended September 30, 2003, respectively.  Of these amounts, $7.1 million and $17.3 million would have previously been netted against advertising expense, respectively, and $0.1 million and $0.2 million against selling, general, and administrative expenses, respectively.

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

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  Adoption of SFAS 150 is not expected to materially affect the Company's financial statements.

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

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Income before cumulative effect of change in accounting principle	$703	$764	$1,938	$1,576
Cumulative effect of change in accounting principle	-	-	-	(6,801)
Net income (loss)	$703	$764	$1,938	$(5,225)

Weighted average shares - Basic	10,640	10,781	10,591	10,630
Effect of dilutive stock options and warrants	1,060	315	810	469
Weighted average shares - Diluted	11,700	11,096	11,401	11,099

Earnings (loss) per share - Basic
Income before cumulative effect of change in accounting principle	$0.07	$0.07	$0.18	$0.15
Cumulative effect of change in accounting principle	-	-	-	(0.64)
Earnings (loss) per share - Basic	$0.07	$0.07	$0.18	$(0.49)

Earnings (loss) per share - Diluted
Income before cumulative effect of change in accounting principle	$0.06	$0.07	$0.17	$0.14
Cumulative effect of change in accounting principle	-	-	-	(0.61)
Earnings (loss) per share - Diluted	$0.06	$0.07	0.17	$(0.47)

4.       Segment Information

The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, comprised of Corporate, Public Sector, Inbound Catalog and other sales, collectively referred to as the "Core Business", 2) a multi-category Internet retailer of new, refurbished and close-out products under the eCOST.com brand, and 3) an online marketplace/auction business under the OnSale.com brand.  Beginning in the first quarter of 2003, the Company integrated its eLinux segment into the Core Business segment.  The OnSale.com segment, which was previously reported as part of the Core Business, was established as a new segment beginning in the third quarter of 2003, and prior period amounts have been adjusted to reflect the new presentation.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes.

Summarized segment information for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

Three months ended September 30, 2003	Core Business(1)	eCOST.com	OnSale.com	Consolidated
Net sales	$206,437	$25,551	$8	$231,996
Gross profit	29,260	2,958	8	32,226
Income from operations	1,435	315	(322)	1,428

Three months ended September 30, 2002	Core Business(2)	eCOST.com	OnSale.com	Consolidated
Net sales	$206,806	$23,270	$-	$230,076
Gross profit	22,646	2,036	-	24,682
Income from operations	1,200	408	(85)	1,523

Nine months ended September 30, 2003	Core Business(1)	eCOST.com	OnSale.com	Consolidated
Net sales	$612,219	$73,427	$8	$685,654
Gross profit	83,256	8,529	8	91,793
Income from operations	3,960	680	(731)	3,909

Nine months ended September 30, 2002	Core Business(2)	eCOST.com	OnSale.com	Consolidated
Net sales	$560,200	$66,324	$-	$626,524
Gross profit	61,109	5,936	-	67,045
Income from operations	2,710	636	(136)	3,210

(1) The results of ClubMac and Wareforce are included in the Core Business segment for the three and nine months ended September 30, 2003.  See Note 5 for a description of the ClubMac and Wareforce Acquisitions.  The Core Business segment also includes the Company's eLinux operations, which was previously reported as a separate segment.

(2) The results of ClubMac and Wareforce are included in the Core Business segment for the three months ended September 30, 2002, as the acquisition of ClubMac occurred in April 2002 and the acquisition of Wareforce occurred in July 2002.  As such, the nine months ended September 30, 2002 includes results of Clubmac and Wareforce only from their respective acquisition dates.  See Note 5 for a description of the ClubMac and Wareforce Acquisitions.

5.       Acquisitions

In July 2002, the Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code.  The Company paid initial consideration in the amount of $9.0 million to Wareforce's creditors and $0.4 million directly to Wareforce on the closing date in exchange for trade accounts receivable and inventory with an initial valuation of $10.9 million as well as all fixed and intangible assets.  In connection with these payments, the Company drew on its line of credit.  The Company paid to Wareforce $0.8 million as additional contractual consideration in September 2002.  In connection with the acquisition, the Company hired substantially all of the sales and sales support employees of Wareforce, and recorded $0.3 million of definite-lived intangible assets with amortizable lives of five to six years.   The Company considers Wareforce to be a part of the Core Business segment.

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands. Under the terms of the asset purchase agreement, the Company acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory. In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock valued at $1.3 million to PBS and agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  As a result of the acquisition, the Company recorded $0.8 mililon of goodwill, and $0.2 million of definite-lived intangible assets with amortizable lives between three and six years.  Through September 30, 2003 the Company estimated additional purchase price consideration of approximately $0.1 million resulting from the earn-out.  The Company operates the acquired business as ClubMac, and considers this business to be a part of the Core Business segment.

The following table presents unaudited pro forma information as if the acquired businesses had been combined with the Company at the beginning of the period presented (in thousands, except per share amounts).  The unaudited pro forma information is not necessarily indicative of future combined operating results.  The actual results for the three and nine months ended September 30, 2003 and the three months ended September 30, 2002 are included in the Company's Condensed Consolidated Statement of Operations.

Nine months ended
September 30,
2002

Net sales	$677,448
Income before cumulative effect of change in accounting principle	$1,126
Cumulative effect of change in accounting principle	(6,801)
Net income/(loss)	$(5,675)

Weighted average shares - Basic	10,630
Weighted average shares - Diluted	11,099

Earnings (loss) per share - Basic
Income before cumulative effect of change in accounting principle	$0.11
Cumulative effect of change in accounting principle	(0.64)
Earnings (loss) per share - Basic	$(0.53)

Earnings (loss) per share - Diluted
Income before cumulative effect of change in accounting principle	$0.10
Cumulative effect of change in accounting principle	(0.61)
Earnings (loss) per share - Diluted	$(0.51)

6.           Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price.  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") established accounting and disclosure requirements using a fair value-based method for stock option plans.  As allowed by SFAS 123, the Company continues to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123.  Accordingly, the Company does not record compensation expense on issuance of stock options to employees, as all options issued to employees to date were granted at the then-current market value at the date of grant.

In June 2003, the Company issued a warrant to purchase 30,000 shares of the Company's common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five-year term, and vests monthly over a one year period from the date of grant. The Company valued the warrant at fair value (in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation") based on a Black-Scholes fair value calculation. The warrant was valued at the date of grant and will be re-measured at fair value at each subsequent reporting period, and changes in value will be recorded over the twelve month performance period of the warrant. The Company recorded an expense of approximately $0.2 million for the third quarter of 2003 in connection with the issuance of this warrant.

Had compensation cost on all grants been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Income before cumulative effect of change in accounting principle	$703	$764	$1,938	$1,576
Cumulative effect of change in accounting principle	-	-	-	(6,801)
Net income (loss) (as reported)	703	764	1,938	(5,225)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(201)	(259)	(709)	(657)
Pro forma net income (loss)	$502	$505	$1,229	$(5,882)

Basic earnings (loss) per share (as reported)	$0.07	$0.07	$0.18	$(0.49)
Basic earnings (loss) per share (pro forma)	$0.05	$0.05	$0.12	$(0.55)

Diluted earnings (loss) per share (as reported)	$0.06	$0.07	$0.17	$(0.47)
Diluted earnings (loss) per share (pro forma)	$0.04	$0.05	$0.11	$(0.53)

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions presented in the table for the respective periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Risk free interest rates	3.74%	3.50%	3.55%	3.93%
Expected dividend yield	None	None	None	None
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	131%	129%	129%	129%

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Developments

PC Mall, Inc. ("PC Mall"), formerly IdeaMall, Inc. and Creative Computers, Inc., together with its subsidiaries ("the Company"), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral and electronics products. The Company offers products to business, government and educational institutions as well as individual consumers through direct marketing techniques, direct response catalogs, dedicated inbound and outbound telemarketing sales executives, the Internet, a direct sales force, and three retail showrooms.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov, and eCOST.com brands, its worldwide Web sites on the Internet: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, and ecost.com, and other promotional materials.  The Company believes that its rapid response service and its broad product selection result in customer loyalty and repeat customer orders.  The Company also operates OnSale.com, an online marketplace and auction, which was formally launched in October 2003.

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

In February 1999, PC Mall formed eCOST.com as a wholly-owned subsidiary.  eCOST.com is a multi-category Internet retailer of new, refurbished, and close-out computer products, consumer electronics, digital imaging products, home and houseware products, watches and jewelry, and other products.  eCOST.com offers a broad selection of name-brand products, most of which are sold at competitive prices plus itemized fees for processing and shipping the order.

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

In June 2002, the Company formed Onsale, Inc. as a wholly-owned subsidiary.  The Company acquired the URL and software that operated the original OnSale.com website through bankruptcy proceedings of Egghead in December 2002.  In October 2003, the Company formally launched OnSale.com, an online marketplace including auction.  The OnSale.com website has been rebuilt on a technology platform using the latest .NET solutions.  As OnSale.com is a marketplace service, and is not itself a seller of the products sold on its website, the Company believes that in the short-term, revenue through OnSale.com will be very limited.

The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, comprised of Corporate, Public Sector, Inbound Catalog and other sales, collectively referred to as the "Core Business", 2) a multi-category Internet retailer of new, refurbished and close-out products under the eCOST.com brand, and 3) an online marketplace/auction business under the OnSale.com brand.  Beginning in the first quarter of 2003, the Company integrated its eLinux segment into the Core Business segment.  The Onsale segment, which was previously reported as part of the Core Business, was established as a new segment beginning in the third quarter of 2003, and prior period amounts have been restated to reflect the new presentation.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes.

Critical Accounting Policies

The Company has identified the following as its critical accounting policies:

Revenue Recognition.  Net sales include product sales and gross outbound shipping charges, net of returns and allowances.  The Company recognizes revenue from product sales, net of discounts, coupon redemption and estimated sales returns, when title to products sold has transferred to the customer, generally upon the receipt of products by the customer.  The Company offers a limited return policy on selected items based on manufacturer return policies, and provides an allowance for sales returns based on historical experience.  For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.  The Company recognizes revenue from sales of extended warranties and certain software license products, for which the Company is not the primary obligor, on a net basis, with no corresponding cost of goods sold.

Allowance for Doubtful Accounts Receivable.  The Company maintains an allowance for doubtful accounts receivable based upon estimates of future collection.  The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history, and generally does not require collateral.  The Company continually evaluates its customers' financial condition and credit history in determining the adequacy of its allowance for doubtful accounts.  The Company also maintains an allowance for uncollectible vendor receivables which arise from vendor rebate programs, price protections and other promotions.  The Company determines the adequacy of the vendor receivable allowance based upon various factors, including payment history.  Should actual collections of customer and vendor receivables differ from the Company's estimates, adjustments to the provision for losses on accounts receivable and the related allowances for doubtful accounts would be necessary.

Reserve for Inventory Obsolescence.  The Company maintains allowances for the valuation of its inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions, nature, age and type of each product.  The Company continually evaluates the adequacy of its inventory reserve.

Deferred Catalog Advertising Revenue and Costs.  The Company produces and circulates catalogs at various dates throughout the year and receives market development funds and co-op advertising funds from vendors included in each catalog.  Pursuant to Statement of Position ("SOP") 97-13, the costs of developing, producing and circulating each catalog are deferred and charged to advertising expense ratably over the life of the catalog based on the revenue generated from each catalog, approximately eight weeks.  Pursuant to the adoption of EITF 02-16, the related catalog market development funds and co-op advertising funds are deferred and recognized as an offset to cost of sales at a rate consistent with the recognition of the advertising costs, which approximates the rate of product sales included in the catalog.  Deferred advertising revenue is included in accrued expenses and other current liabilities, and deferred advertising costs are included in prepaid expenses and other current assets.

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

Deferred Tax Assets.  The Company's financial position at September 30, 2003 includes short and long-term deferred tax assets.  It is the policy of the Company to record quarterly tax provisions based on financial results for the quarter and apply such provision against the long term portion of the deferred tax asset, until such time as the asset is fully utilized.  A periodic review of the recoverability of these assets is performed based on estimates of present and future Company performance, the likelihood that such assets could be applied against future income for income tax reporting purposes, and the remaining term and nature of each class of deferred tax asset.  Upon determination that these deferred tax assets are, or would likely become unrecoverable, a valuation reserve would be recorded against the deferred tax asset to report it at its recoverable value.

There has been no material change in the policies used in the preparation of the Company's financial statements since the filing of the Company's Annual Report, except for adoption of EITF 02-16 effective on January 1, 2003 as described in "Change in Accounting Principle and Recent Accounting Pronouncements" below.

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Consolidated net sales for the quarter ended September 30, 2003 were $232.0 million, an increase of $1.9 million, or a 1% increase over last year's third quarter net sales of $230.1 million.  Core Business sales for the quarter were $206.4 million, a decrease of $0.4 million over the prior year's third quarter.  This was primarily due to a decline in Inbound Catalog sales of 30% from the third quarter of 2002 resulting from a higher than normal level of unfulfilled backorders of recently introduced products and weak consumer demand, partially offset by a 24% increase in Corporate sales.  eCOST.com sales for the quarter were $25.6 million, an increase of $2.3 million, or 10% over the prior year's third quarter.  For the quarter ended September 30, 2003, sales of HP and Apple products represented 23% and 19% of consolidated net sales, compared to 21% and 22%, respectively, in the prior year's comparable period.  OnSale.com sales for the third quarter of 2003 were insignificant, and have no meaningful comparison to prior year's quarter, as the company is in its first year of operations.

Consolidated gross profit was $32.2 million for the three months ended September 30, 2003, an increase of $7.5 million, or 31%, over the prior year's comparable quarter.  For the Core Business, gross profit was $29.3 million, an increase of $6.6 million, or 29% over the prior year's third quarter gross profit.  For eCOST.com, gross profit for the third quarter of 2003 was $3.0 million, an increase of $0.9 million, or 45% from the prior year's third quarter.  The adoption of EITF 02-16, which resulted in the recording of certain types of consideration received from vendors against cost of sales, was responsible for $7.2 million of the increase in consolidated gross profit.  The remaining $0.3 million of the increase in gross profit was due primarily to an increase in gross margin.  For the Core Business and eCOST.com segments, the adoption of EITF 02-16 was responsible for $6.2 million and $1.0 million of the increase in gross profit, respectively.  As a percentage of net sales, consolidated gross profit for the three months ended September 30, 2003 increased to 13.9% compared with 10.7% in the prior year.  For the Core Business, gross profit as a percentage of net sales increased to 14.2% compared with 11.0% in the prior year's third quarter.  Gross profit as a percentage of net sales for eCOST.com increased to 11.6% from 8.7% in the prior year's third quarter.  The adoption of EITF 02-16 was responsible for 311 basis points of the increase of consolidated gross profit as a percentage of sales.  For the Core Business and eCOST.com segments, the adoption of EITF 02-16 was responsible for increasing gross profit as a percentage of sales by 300 and 400 basis points, respectively.  The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.   See "Change in Accounting Principle and Recent Accounting Pronouncements" below for a discussion of the Company's adoption of EITF 02-16.

Consolidated selling, general, and administrative ("SG&A") expenses were $24.0 million for the three months ended September 30, 2003 (which includes a $0.2 million charge for non-cash stock compensation), representing an increase of $1.4 million, or 6% from the comparable period in the prior year.  As a percent of net sales, SG&A expenses increased to 10.4% from 9.8% in the prior year.  For the Core Business, SG&A expenses in the third quarter of 2003 were $21.9 million, an increase of $1.0 million, or 5%, compared to the third quarter of the prior year.  As a percent of net sales, SG&A expenses for the Core Business increased to 10.6% compared with 10.1% in the third quarter last year.  The Consolidated and Core Business increases were primarily due to expense of $0.6 million in connection with the Canadian call center initiative and increases in Corporate and Public Sector account manager headcount.  For eCOST.com, SG&A expenses in the third quarter of 2003 were $1.8 million, an increase of $0.1 million, or 9% compared with the third quarter of the prior year.  As a percent of net sales, SG&A expenses for eCOST.com decreased to 7.2% in the third quarter of 2003 compared with 7.3% in the third quarter last year due to a 10% increase in sales over the comparable quarter in the prior year and a smaller increase in SG&A expenses.  For OnSale.com, SG&A expenses in the third quarter of 2003 were $0.3 million, an increase of $0.2 million, or 246% compared with the third quarter of the prior year.  As a percent of net sales, SG&A expenses for OnSale.com were not meaningful since OnSale.com is in its first complete year of operations and therefore, no percent of sales comparisons to prior periods are possible.  The Company recorded an expense of approximately $0.2 million for the third quarter of 2003 in connection with the issuance of a warrant to a consultant for investor and public relations services. The warrant was valued at the date of grant and will be re-measured at fair value at each subsequent reporting period, and changes in value will be recorded over the twelve month performance period of the warrant.

Consolidated net advertising expense for the third quarter of 2003 was $6.8 million, an increase of $6.2 million over the prior year's third quarter.  This increase was due to the adoption of EITF 02-16, which resulted in the recording of $7.1 million of vendor consideration to cost of sales, which was previously recorded as a reduction of advertising expenses.  For the Core Business, net advertising expense was $6.0 million compared to $0.6 million in the prior year's third quarter.  For eCOST.com, net advertising expense for the third quarter of 2003 was $0.8 million compared to ($0.1) million in the comparable period in the prior year.  The increases in advertising expense for the Core Business and eCOST.com segments were primarily due to the adoption of EITF 02-16, which resulted in the recording of $6.1 million and $1.0 million, respectively, of vendor consideration to cost of sales, which was previously recorded as a reduction of advertising expenses.  OnSale.com advertising expenses for the third quarter of 2003 were insignificant, and have no meaningful comparison to prior year's quarter, as the company is in its first complete year of operations.

Net interest expense for the three months ended September 30, 2003 was unchanged at $0.3 million, from $0.3 million in the prior year's comparable quarter.  The interest expense resulted from borrowings on the Company's Line of Credit.

The Company recorded an income tax provision for the quarter ended September 30, 2003 of $0.4 million, unchanged from the comparable quarter in 2002.  The Company utilized an effective tax rate of 37% in both periods.

Net income was $0.7 million, or $0.06 per diluted share, for the three months ended September 30, 2003 compared to net income of $0.8 million, or $0.07 per diluted share, for the same period last year.

Nine months Ended September 30, 2003 Compared to the Nine months Ended September 30, 2002

Consolidated net sales for the nine months ended September 30, 2003 were $685.7 million, an increase of  $59.1 million, or 9% over the nine months ended September 30, 2002.  Of this increase, $52.8 million is attributable to acquisitions of ClubMac and Wareforce in April 2002 and July 2002, respectively.  Core Business net sales for the nine months ended September 30, 2003 were $612.2 million, an increase of  $52.0 million, or 9% over the nine months ended September 30, 2002, primarily due to a 34% increase in Corporate sales, of which 15% is due to the acquisition of Wareforce, the acquisition of ClubMac, offset by a 16% decrease in Inbound Catalog sales.  For the nine months ended September 30, 2003, net sales for eCOST.com were $73.5 million, an increase of $7.1 million or 11% over the first nine months of the prior year.  This increase was primarily due to opportunistic buys, continued enhancements to its marketing and product offerings and increased sales to business customers.  For the nine months ended September 30, 2003, sales of HP and Apple products represented 22% and 20% of consolidated net sales, compared to 20% and 23%, respectively, in the prior year's comparable period.  OnSale.com sales for the nine months ended September 30, 2003 were insignificant, and have no meaningful comparison to prior year's quarter, as the company is in its first complete year of operations.

Consolidated gross profit for the nine months ended September 30, 2003 was $91.8 million, an increase of  $24.7 million, or 37%, over the prior year's comparable period.  For the Core Business, gross profit was $83.3 million, an increase of $22.1 million, or 36%, from the comparable period in the prior year.  Acquired businesses contributed $7.7 million of the increase in gross profit for the consolidated company and Core Business segments.  The adoption of EITF 02-16 was responsible for $17.5 million and $14.9 million of the increase in consolidated and Core Business gross profit, respectively.  For eCOST.com, gross profit for the first nine months of 2003 was $8.5 million, an increase of $2.6 million, or 44% from the prior year's comparable period, all of which resulted from the adoption of EITF 02-16.  As a percentage of net sales, consolidated gross profit for the nine months ended September 30, 2003 increased to 13.4% compared with 10.7% in the prior year.  For the Core Business, gross profit as a percentage of sales for the nine months ended September 30, 2003 increased to 13.6% compared with 10.9% in the prior year.  For eCOST.com, gross profit as a percentage of sales for the nine months ended September 30, 2003 increased to 11.6% compared with 9.0% in the prior year.  The adoption of EITF 02-16 was responsible for 256 basis points of the increase of consolidated gross profit as a percentage of sales.  For the Core Business and eCOST.com segments, the adoption of EITF 02-16 was responsible for increasing gross profit as a percentage of sales by 244 and 354 basis points, respectively.  The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.   See "Change in Accounting Principle and Recent Accounting Pronouncements" below for a discussion of the Company's adoption of EITF 02-16.

Consolidated SG&A expenses were $71.1 million for the nine months ended September 30, 2003 (which includes a $0.2 million charge for non-cash stock compensation), representing an increase of $9.6 million, or 16%, from the comparable period in the prior year. As a percent of net sales, SG&A expenses for the nine months ended September 30, 2003 increased to 10.4% from 9.8% from the comparable period in the prior year.  For the Core Business, SG&A expenses for the nine months ended September 30, 2003 were $64.7 million, an increase of $8.5 million, or 15%, compared to the same period in the prior year.  As a percent of net sales, SG&A expenses for the Core Business increased to 10.6% for the nine months ended September 30, 2003 compared with 10.0% for the same period last year.  The Consolidated and Core Business increases are primarily due to an increase in Corporate and Public Sector account manager headcount, the Canadian call center initiative, and the acquisition of Wareforce.  For eCOST.com, SG&A expenses for the nine months ended September 30, 2003 were $5.7 million, an increase of 10% compared with the same nine-month period in the prior year. As a percent of net sales, SG&A expenses for eCOST.com were the same at 7.8% for the nine months ended September 30, 2003 compared to the same period last year.  For OnSale.com, SG&A expenses for the nine months ended September 30, 2003 were $0.7 million, an increase of 411% compared with the same nine-month period in the prior year.  SG&A expenses as a percent of net sales for OnSale.com were not meaningful since OnSale.com is in its first complete year of operations, and therefore no percent of sales comparisons to prior periods are possible.  The Company recorded an expense of approximately $0.2 million for the nine months ended September 30, 2003 in connection with the issuance of a warrant to a consultant for investor and public relations services. The warrant was valued at the date of grant and will be re-measured at fair value at each subsequent reporting period, and changes in value will be recorded over the twelve month performance period of the warrant.

Consolidated net advertising expense for the first nine months of 2003 was $16.8 million compared to $2.0 million in the prior year's comparable period.  This increase was mainly due to the adoption of EITF 02-16, which resulted in the recording of $17.3 million of vendor consideration to cost of sales, which was previously recorded as a reduction of advertising expenses.  For the Core Business, net advertising expense was $14.6 million compared to $1.8 million in the first nine months of the prior year.  For eCOST.com, net advertising expense for the first nine months of 2003 was $2.2 million compared to $0.1 million for the comparable period in the prior year.  The increases in advertising expense for the Core Business and eCOST.com segments were primarily due to the adoption of EITF 02-16, which resulted in the recording of $14.7 million and $2.6 million, respectively, of vendor consideration to cost of sales, which was previously recorded as a reduction of advertising expenses.  OnSale.com advertising expenses for the nine months ended September 30, 2003 were insignificant, and have no meaningful comparison to prior year's quarter, as the company is in its first complete year of operations.

Net interest expense for the nine months ended September 30, 2003 increased to $0.8 million, from $0.7 million, compared to the same period in 2002.  The increase in interest expense reflects borrowings for increased early payment of vendor payables to obtain payment discounts.

The Company recorded an income tax provision of $1.1 million for the nine months ended September 30, 2003 versus $0.9 million for the comparable period in 2002, due to improved pre-tax earnings in both periods, as both periods used an effective tax rate of 37%.

As described in "Change in Accounting Principle and Recent Accounting Pronouncements" below, in the third quarter of 2002, the Company completed its assessment of the impact of SFAS 142, and, as required by SFAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $6.8 million, net of tax, to reduce the carrying value of its goodwill.  Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.  The Company performed its first annual impairment review in the fourth quarter of 2002 and will perform its annual impairment review during the fourth quarter of each year.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.

Net income was $1.9 million, or $0.17 per diluted share, for the nine months ended September 30, 2003 compared to a net loss of $5.2 million, or $0.47 per diluted share, for the same period last year.  The loss for the nine months ended September 30, 2002 was due in part to the adoption of SFAS 142, which resulted in a one-time non-cash charge of $6.8 million, net of tax, as discussed above.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of the working capital requirements of its operations, recent acquisitions, the development of its Corporate and Public Sector activities, eCOST.com and its OnSale.com initiatives..  Historically, the Company's primary sources of financing have been from cash flow from operations, public offerings and borrowings from its financial institutions.

The Company maintains a $75 million, three-year asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit") that commenced in March 2001.  In March 2003, the Line of Credit was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms for the Company.  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At September 30, 2003, the Prime Rate was 4.00%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount outstanding under the Flooring Facility is applied against the credit limit under the Line of Credit.  The Company had no borrowings under the Flooring Facility included in accounts payable and $32.7 million of net working capital advances outstanding at September 30, 2003.  The increase in borrowings under the Line of Credit reflects an aggressive program to obtain early pay discounts and end-of-quarter purchase opportunities.  The Company had $21.1 million available to borrow for working capital advances under the Line of Credit at September 30, 2003.  Loan availability under the Line of Credit fluctuates daily and is affected by many factors including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts.  The Company was in compliance with its financial covenants under the Line of Credit at September 30, 2003.

As of September 30, 2003, the Company had cash and cash equivalents of $5.8 million and working capital of $25.7 million. Inventory increased $6.1 million to $61.3 million from December 31, 2002.  Accounts receivable increased $16.9 million to $71.7 million from December 31, 2002 due to a 24% increase in Corporate sales.  For the nine months ended September 30, 2003, capital expenditures were $3.3 million versus $2.5 million for the comparable period last year.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans for at least the next twelve months.  If the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock.  In September 2002, the Company announced the resumption of the share repurchase program.  During the third quarter of 2003, no shares were repurchased.  The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate.  The program can also be discontinued at any time management feels additional purchases are not warranted.  The Company will finance the repurchase plan with existing working capital. As of September 30, 2003, the Company has repurchased a total of 294,200 shares, which includes 254,200 shares repurchased under the program.

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

In the third quarter of 2002, the Company completed its assessment of the impact of SFAS 142, and, as required by the provisions of SFAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $6.8 million, net of tax, to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations and statement of cash flows.

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

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations. Adoption of EITF 02-16 is required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  As a result of the adoption of EITF 02-16, the Company recorded approximately $7.2 million and $17.5 million as a reduction of cost of sales for the three and nine months ended September 30, 2003, respectively.  Of these amounts, $7.1 million and $17.3 million would have previously been netted against advertising expense, respectively, and $0.1 million and $0.2 million against selling, general and administrative expenses.

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

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  Adoption of SFAS 150 is not expected to materially affect the Company's financial statements.

Forward Looking Statements

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize, causing actual results to differ materially from the forward looking statements. In that regard, there can be no assurance that the transition in the Company's business strategy to increasingly Corporate sales or outbound telemarketing sales models will be successful, that enhancements to Corporate and Public Sector account executive support or other actions by the Company will result in improved productivity, that profitability can be optimized, that infrastructure investments in the Company's Corporate sales or outbound telemarketing will result in expanded market share, or that the Company will be profitable in 2003 or for the ensuing periods.  There also can be no assurance that the growth in Corporate sales will continue, that the Company's expansion of its Corporate and Public Sector sales force will increase sales sufficiently to offset costs, that Core Business sales, particularly Inbound Catalog sales, will rebound to historic levels, or that cost reductions, EBITDA or profitability for the Company's Core Business and eCOST.com will continue or improve.  There can also be no assurance that the Company will successfully integrate businesses acquired by the Company or that the Company will realize the potential synergies of such acquired businesses.   Increases in the percentage of direct sales by the Company's vendors could adversely affect the Company's business.  In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include: competition from companies either currently in the market or entering the market; competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer or Hewlett-Packard; the Company's reliance on Apple Computer, Hewlett-Packard, IBM, and other vendors; risks due to shifts in market demand and/or price erosion of owned inventory; general economic and computer industry conditions; the continued acceptance of the Company's distribution channel by vendors and customers; the timely availability and acceptance of new products; continuation of key vendor relationships and support programs; the continuing development, maintenance, and operation of the Company's information technology ("IT") and telephone systems; changes and uncertainties in economic conditions that could affect the rate of IT spending by the Company's customers; the ability of the Company to successfully operate its facility in Canada; changes in pricing by the Company's vendors; the timing and extent of repurchases under the Company's share repurchase program; inability to convert back orders to completed sales; the ability of the Company to hire and retain qualified sales account executives; the effects of natural disasters or geopolitical events on the Company or the general economy; dependence on key personnel; the effect of narrow gross operating margins on operating results; quarterly fluctuations in results; the ability of the Company to successfully expand into the public sector market; the Company's dependence on one or more shipping companies for delivery of products; the effect of increased postage, shipping or packaging costs; technological changes and inventory obsolescence; dependence on the continued viability of the Internet; volatility of the Company's stock price; and sales or use tax collection.  In addition, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.  This list of risk factors is not intended to be exhaustive.  Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled, "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments consist primarily of cash.  As of September 30, 2003, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

The Company has exposure to the risks of fluctuating interest rates on its Line of Credit.  The variable interest rate on the Line of Credit is tied to the prime rate or the London interbank offered rate at the discretion of the Company.  If the variable rate on the Line of Credit changes, the Company may be required to pay more interest.  However, the Company believes that the near-term effect of any change in interest rates will not be material to the Company's financial position, results of operations or cash flows.

It is the Company's policy not to enter into derivative financial instruments, and the Company does not have any significant foreign currency exposure.  Therefore, the Company does not have significant overall currency exposure as of September 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 15, 2003, we issued an aggregate of 8,048 shares of our Common Stock upon exercise of a warrant issued in consideration for investor and public relations services.  The issuance of the shares was exempt from registration under the 1933 Securities Act, as amended (the "Act") pursuant to the private placement exemption under Section 4(2) of the Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

b.  Reports on Form 8-K

1. Although we did not file any reports on Form 8-K during the quarter, we furnished to the SEC a report on Form 8-K on July 23, 2003 (pursuant to Item 12 of Form 8-K) disclosing an earnings announcement of our financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003		PC MALL, INC.

	By:	/s/ Ted Sanders Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350