Form 10-K
period 2003-12-31
PC MALL INC
filed 2004-03-30
CIK 937941

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-25790

PC MALL, INC.
 (Exact name of registrant as specified in its charter)

Delaware	95-4518700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2555 West 190th Street, Suite 201
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

As of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $31.9 million.  The number of shares outstanding of the Registrant's Common Stock as of March 29, 2004 was 10,871,199.

Documents incorporated by reference into Part III:

Portions of the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year end of December 31, 2003 are incorporated by reference into Part III of this Report.

PC MALL, INC.

PART I

ITEM 1. BUSINESS

General

    PC Mall, Inc. ("PC Mall"), formerly IdeaMall, Inc. and Creative Computers, Inc., together with its subsidiaries (the "Company"), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products. The Company offers products to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force, and three retail showrooms.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov, and eCOST.com brands, its worldwide Web sites on the Internet: pcmall.com, macmall.com, clubmac.com, pcmallgov.com and ecost.com, and other promotional materials.  The Company believes that its rapid response service and its broad product selection result in customer loyalty and repeat customer orders.  The Company also operates OnSale.com, an online marketplace and auction, which was formally launched in October 2003.

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

    In February 1999, PC Mall formed eCOST.com as a wholly-owned subsidiary.  eCOST.com is a multi-category Internet retailer of new, refurbished, and close-out computer products, consumer electronics, digital imaging products, home and houseware products, watches and jewelry, and other consumer products.  eCOST.com offers a broad selection of name-brand products, most of which are sold at competitive prices plus itemized fees for handling, processing and shipping the order.

    During 2000, the Company shifted its strategy to focus primarily on its outbound telemarketing operations.  Accordingly, the Company changed its operating strategy for eCOST.com, emphasizing profitability over growth.

    During 2002, the Company completed two acquisitions.  In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to businesses and consumer customers under the ClubMac and PBS brands.  The Company operates the acquired business as ClubMac.  In July 2002, the Company completed the acquisition of substantially all of the assets of Wareforce, Inc. ("Wareforce") through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code.  The Company considers ClubMac and Wareforce to be part of its Core Business segment.  Also during 2002, the Company formed a new subsidiary, PC Mall Gov, Inc., to focus on the public sector market, and hired an experienced public sector technology sales executive to lead the entity's operations.

    In June 2002, the Company formed Onsale, Inc. as a wholly-owned subsidiary.  The Company acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002.  In October 2003, the Company formally launched OnSale.com, an online marketplace including auctions.  The OnSale.com website has been rebuilt on a technology platform using the latest .NET solutions.  As of December 31, 2003, the Company has invested approximately $0.8 million in capital expenditures and software development costs in connection with its OnSale.com business.  As OnSale.com is a marketplace service, and is not itself a seller of the products sold on its website, the Company expects that in the foreseeable future, revenue through OnSale.com will be immaterial.

    The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, comprised of Corporate, Public Sector, Inbound Catalog and other sales, collectively referred to as the "Core Business", 2) a multi-category Internet retailer of new, refurbished and close-out products under the eCOST.com brand, and 3) an online marketplace/auction business under the OnSale.com brand.  Beginning in the first quarter of 2003, the Company integrated its eLinux segment into the Core Business segment.  The OnSale segment, which was previously reported as part of the Core Business, was established as a new segment beginning in the third quarter of 2003, and prior period segment amounts have been adjusted to reflect the new presentation.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes.

Strategy

The Company's strategy is to be a leading rapid response direct marketer of a broad range of computers, software and related technology products and solutions to business, government and educational institutions, and individual consumers.  Specific elements of the Company's operating strategy include:

Continued Development of Outbound Telemarketing.  During 2003, the Company continued to intensify its Outbound telemarketing efforts to focus on the under-served small and medium business ("SMB") market, as well as large business (enterprise), government and education markets.  The Company believes that its inherent cost efficiencies and its purchasing power with key vendors provide it with competitive advantages and growth opportunities to acquire market-share from small Value-Added Resellers ("VARs").  The Company's strategy is to expand its Outbound telemarketing sales executive workforce.  To this end, during 2003, the Company continued to hire experienced Outbound telemarketing executives to manage this initiative and expand the Outbound telemarketing sales executive workforce. In June 2003, the Company opened a new Outbound telemarketing sales office located in Canada to access an abundant, highly educated labor pool and to obtain cost advantages from a government labor subsidy that extends through the end of 2007. The Company also focused on the development of its Outbound telemarketing executives through its comprehensive training program.  The Company expects to continue to invest in new tools and training to develop its Outbound telemarketing sales operation.

Focus on Sales of Enterprise Products.  The Company continues to focus on sales of enterprise products such as networking, servers, storage and volume licensing, as these products represent high growth segments of the enterprise market.  The Company is authorized or otherwise has the ability to sell Cisco, EMC, HP, IBM, Microsoft, Network Associates and other name brand products. The Company is also authorized to sell Microsoft contractual licenses to large enterprise customers.  The Company also enhanced its ability to support enterprise products during 2003 by launching new tools, such as software license asset management, to simplify software license tracking.

 Leverage Macintosh Market Position.  Throughout 2003, the Company continued to be a leading rapid response direct marketer of Apple products.  The Company believes that its Apple leadership position provides opportunities to acquire new commercial customers as well as penetrate existing customers.  The Company's sales of Apple-related products in 2003 were $317.6 million, an increase of $12.7 million, or 4%, compared to $304.9 million in 2002.  The Company's PC Mall Gov subsidiary also received authorization to sell Apple products on the GSA schedule to federal government customers in April 2003.  During 2003, the Company published 14 editions of its MacMall catalog with a circulation of 22.9 million copies, an 8% decrease from the prior year's 24.8 million circulation and a 23% decrease from the 29.7 million copies circulated in 2001.  The decrease in MacMall catalog circulation was due to the Company's intensified outbound telemarketing effort, which is less dependent on catalog circulation.

 Increased Relationship-Based Selling. The Company's sales executives are highly trained in relationship building with their customers and are continuously coached to offer higher levels of service.  The Company is committed to relationship-based selling.  Each sales executive is trained and empowered to handle all customer needs, including ongoing customer service and returns-related issues.  Additionally, sales executives bring other expertise to bear as needed from within the Company, including Apple, Cisco, Computer Associates, EMC, HP, Microsoft Windows Server specialists (MCSE) certified technicians, and Novell-trained Certified Network Engineers (CNE).

 Leverage of Internet Expertise.  The Company considers itself a leader in Internet e-commerce innovation and intends to continue enhancing its leadership position on the Internet. The Company was among the first to enter the Internet auction space with its ubid.com web site.  uBid completed a successful initial public offering  in December 1998, and the Company subsequently distributed to its stockholders all of its remaining shares of uBid in June 1999.

 In March 1999, the Company launched the eCOST.com web site, which offers a broad selection of name-brand products, many of which are sold at discount prices. Customers are provided an itemized description of the fees associated with processing their orders, including a handling and processing fee, and a shipping fee.

In October 2003, the Company launched its latest Internet venture, OnSale.com, an online auction and marketplace Website. OnSale.com provides Internet sellers an alternative site to market products. Over time, OnSale.com intends to provide customers with sophisticated marketing services and technology.  Also in 2003, the Company expanded its use of "Corporate Access Pages" or CAP sites, which are custom extranet-based dedicated web sites that allow customers to perform routine tasks online and gives account executives increased time for acquiring new customers.

Penetration of the Public Sector Market.  In April 2002, PC Mall formed PC Mall Gov, Inc. ("PC Mall Gov"), a wholly owned subsidiary, and hired an experienced public sector technology sales executive to lead its public sector sales efforts.  Public sector sales are one of the fastest growing categories, and the Company believes that PC Mall Gov's efficiency is well suited to support the procurement model of the government and education buyer.  PC Mall Gov intends to establish a larger presence in the federal government market. To this end, in 2003 PC Mall Gov expanded its sales office in the Washington D.C. area and obtained authorization to sell Apple and HP products on the GSA schedule to government customers.

 Marketing and Sales

The Company designs its various marketing programs to attract new customers and to stimulate additional purchases by previous customers.  The Company employs Outbound telemarketing sales techniques to establish new customer relationships with businesses, selectively mails catalogs to prospective customers and advertises on the Internet and in major computer user magazines such as Computer Shopper, Federal Computer Week, Government Technology, Mac Addict, Mac Home, Mac Today, MacWorld and others.  In addition, the Company obtains the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers.   The Company sells its products to business, government and educational institutions, as well as individual consumers, primarily within the United States of America.

The Company utilizes third-party software designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques.  The software combines these optimization techniques with multiple models to more effectively match offers to individuals and businesses to provide the most profitable results.

Outbound and Inbound Telemarketing.  The Company believes that much of its success has come from the quality and training of its sales executives.  Sales executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders.  Sales executives also have the authority to vary prices within specified parameters in order to meet prices of competitors.  In addition, sales executives undergo an initial sales training program focusing on use of the Company's systems, product offerings and networking solutions, sales techniques, phone etiquette and customer service.  Sales executives also attend regular training sessions to stay up-to-date on new products.  Sales executives staff the Company's toll-free order lines 24 hours a day, seven days a week.  Customer service and technical support personnel assist inbound and Outbound telemarketing sales executives.  The Company's phone and computer systems are used for order entry, customer tracking and inventory management.  During 2003, the Company shipped approximately 621,000 inbound and Outbound telemarketing orders with an average order size of $1,084.  This compares to approximately 612,000 inbound and Outbound telemarketing orders with an average order size of $912 in 2002.

Catalogs.  The Company published 13 editions of its PC Mall catalog during 2003 and distributed approximately 10.4 million PC Mall catalogs, a decrease of 5% compared to 11.0 million catalogs distributed in 2002.  The Company published 14 editions of its MacMall catalog in 2003 and distributed approximately 22.9 million catalogs, a decrease of 8% compared to the 24.8 million catalogs distributed in 2002. Active PC Mall and MacMall customers receive a catalog several times a year depending upon purchasing history, and the Company includes a catalog with most orders shipped, as well as special promotional flyers and manufacturers' product brochures.  The Company also published and distributed ClubMac, eCOST.com, Mac Software and PC Mall Gov catalogs in 2003, totaling an additional 39 editions, approximately 7.7 million catalogs.

The Company creates all of its catalogs in-house with its own design team and production artists using a Macintosh-based desktop publishing system.  The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

The Internet. The Company operates several worldwide web sites on the Internet, including pcmall.com, macmall.com, clubmac.com, pcmallgov.com, ecost.com and onsale.com.  The Company offers many advanced Internet features such as on-line ordering, access to inventory availability and a large product selection with detailed product information.  The Company also maintains and operates an extranet for its corporate customers, called "Corporate Access Pages" or CAP sites.  CAP sites provide custom catalogs and online purchasing channels for corporate customers and their employees.  CAP sites enhance sales productivity by allowing customers to perform routine tasks online, freeing the account executive's time for acquiring new customers.  Sales generated through the Internet have grown rapidly for the Company as it offers its customers a convenient means of shopping and ordering its products. The Company's web sites also serve as another source of new customers.  In 2003, the Company shipped approximately 768,000 Internet-related orders, a 30.8% increase over the 587,000 Internet orders shipped in 2002.

Vendor Supported Marketing.  The Company sells advertising space in the Company's catalogs and on the Company's Internet sites, and provides vendor supported Outbound telemarketing campaigns.  These advertising sales generate revenues that offset a substantial portion of the expense of publishing and distributing the catalogs.  The Company also develops marketing campaigns designed to maximize product sales.

National Off-Page Advertising.  The Company attracts new catalog customers and generates orders through large multi-page color advertisements in major publications such as Computer Shopper, Federal Computer Week, Government Technology, MacWorld, Mac Home, Mac Today, and Mac Addict.  During 2003, the Company purchased 186 pages of magazine advertising.

Corporate Sales.  The specific needs of corporate buyers are fulfilled through a combination of inbound and Outbound telemarketing sales force, as well as a direct sales force through the Company's CCIT and Wareforce subsidiaries.  The Company's sales staff builds long-term relationships with corporate customers through regular phone contact and personalized service.  Corporate customers may choose from several purchase or lease options for financing product purchases, and the Company extends credit terms to certain corporate customers.

Customer Return Policy.  The Company offers a limited return policy on a number of its products, subject to vendor terms and conditions.  Returns are monitored to identify trends in product acceptance and defects, to enhance customer satisfaction and to reduce overall returns.

Products and Merchandising

The Company offers hardware, software, peripherals, components and accessories for users of computer products, as well as electronics equipment and other consumer products.  The Company screens new products and selects products for inclusion in its catalogs and web sites based on features, quality, sales trends, price, margins, cooperative/market development funds and warranties.  The Company offers its customers other value-added services, such as the ability to purchase systems that have been specifically configured to meet the customer's requirements.  Through frequent mailings of its catalogs and e-mails to its customers, the Company is able to quickly introduce new products and replace slower selling products with new products.

The following table sets forth the Company's net sales by major product category as a percentage of total net sales for the periods presented.

	Year Ended December 31,
	2003	2002	2001
Computer systems	36.8%	36.9%	39.0%
Peripherals, components and accessories	42.2	42.1	45.5
Software	12.3	12.1	10.4
Other (1)	8.7	8.9	5.1
Total	100.0%	100.0%	100.0%

(1)  Other consists primarily of other electronic products, income from configuration charges, sales of extended warranties, and other consumer products.

Computer Systems.  The Company offers a large selection of desktop, laptop and server systems from leading manufacturers including Apple, HP, IBM, Sony, Toshiba and others.

Peripherals, Components and Accessories.  The Company offers a large selection of peripheral and component products from manufacturers such as 3Com, Apple, Canon, Cisco, EMC, Epson, HP, IBM, Iomega, Kingston, NEC/Mitsubishi, Sony, Viewsonic and Xerox.  Peripherals and components include printers, monitors, data storage devices, add-on circuit boards, connectivity products and communications products.  The accessories offered by the Company include a broad range of computer-related items and supplies such as toner, ink cartridges, magnetic tape, cables and connectors.

Software.   The Company sells a wide variety of software packages in the business and personal productivity, enterprise, utility, language, graphics and video editing categories, including word processing, spreadsheet and database software.  The Company offers a large number of software programs and licenses from established vendors, such as Adobe, Apple, Computer Associates, Filemaker, Intuit, Lotus/IBM, Macromedia, Microsoft, Network Associates, Quark, and Symantec, as well as numerous specialty products from new and emerging vendors.

Purchasing and Inventory

The Company believes that effective purchasing is a key element of its business strategy to provide name brand computer products and related software and peripherals at competitive prices.  The Company believes that its high volume of sales results in increased purchasing power with its primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances.  During 2003, the Company purchased products from over 1,200 vendors.  During 2003, 2002 and 2001, products manufactured by Apple represented approximately 20.4%, 23.1% and 24.1% of net sales, respectively.  Products manufactured by HP accounted for 20.9% of net sales in 2003, 17.8% of net sales in 2002 and 17.3% of net sales in 2001.  The Company is also linked electronically with eleven distributors or manufacturers, which allows account executives to view distributor product availability online and drop-ship product directly to their customers.  The benefits of this program include reduced inventory carrying costs, higher order fill rates, and improved inventory turns.

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

The Company attempts to manage its inventory position to generate the highest level of customer satisfaction possible while limiting inventory risk.  The Company's average annual inventory turns were 15.1 times in 2003, 18.6 times in 2002 and 18.9 times in 2001.  Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products.  The Company has negotiated agreements with many of its vendors that contain price protection provisions intended to reduce the Company's risk of loss due to manufacturer price reductions.  The Company currently has such rights with respect to products that it purchases from Apple, HP, IBM and certain other vendors; however, such rights vary by product line, have other conditions and limitations, and can be terminated or changed at any time.

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

Backlog

The Company's backlog generally represents open cancelable orders.  The Company does not believe that backlog is useful for predicting future sales.

Distribution

The Company operates a full-service 212,000 square foot distribution center in Memphis, Tennessee and a 20,454 square foot warehouse facility in Irvine, CA.  The Memphis warehouse, the Company's primary distribution center, is strategically located near the Federal Express main hub in Memphis, which allows most orders of in-stock products accepted by 10:00 p.m. Eastern Standard Time to be shipped for delivery by 10:30 a.m. the following day via Federal Express, if requested by the customer.  Upon request, orders may also be shipped at a lower cost using other modes of transportation such as United Parcel Service Delivery.  The Irvine warehouse primarily functions as a custom configuration and distribution center for Wareforce's corporate customers.  The Company believes that its existing distribution facilities are adequate for its current needs.

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

The Company's success is in part dependent on the accuracy and proper utilization of its management information systems and its telephone system.  In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures.  The Company currently operates its management information systems using a HP3000 Enterprise System.  Hewlett-Packard has indicated that it will support this system until 2006, by which time the Company expects that it will need to seek third party support for such systems or upgrade the Company's management information systems hardware and software.  Any interruption, corruption, degradation or failure of the Company's management information systems or telephone system could impact its ability to receive and process customer orders on a timely basis.

Retail Computer Showrooms

The Company currently operates three retail computer showrooms, located in Santa Monica and Torrance, California, and Memphis, Tennessee that are targeted at high-end consumers and small businesses residing in the local area.

Competition

The retail business for personal computers and related products is highly competitive.  The Company competes with other direct marketers, including CDW, Insight Enterprises and PC Connection.  In addition, the Company competes with computer retail stores and resellers, including superstores such as Best Buy and CompUSA, certain hardware and software vendors such as Dell Computer and Gateway that sell directly to end users, and other direct marketers of hardware, software and computer-related products.  Barriers to entry are relatively low in the direct marketing industry and the risk of new competitors entering the market is high.  The markets in which the Company's retail showrooms operate are also highly competitive.

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

Although many of the Company's competitors have greater financial resources than the Company, the Company believes that its ability to offer consumers and businesses a wide selection of products, at competitive prices, with prompt delivery and a high level of customer service, together with its good relationships with its vendors and suppliers, allow it to compete effectively.  There can be no assurance that the Company can continue to compete effectively against existing or new competitors that may enter the market.  The Company believes that competition may increase in the future, which could require the Company to reduce prices, increase advertising expenditures or take other actions that may have an adverse effect on the Company's operating results.

Employees

As of December 31, 2003, the Company had 1,386 full-time employees.  The Company emphasizes the recruiting and training of high-quality personnel and, to the extent practical, promotes people to positions of increased responsibility from within the Company.  Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership.  New account executives participate in an intensive sales training program, during which time they are introduced to the Company's philosophy, available resources, products and services, as well as basic and advanced sales skills.  Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for all sales executives and technical support personnel.

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

Risks Related to International Operations The Company faces certain risks of doing business internationally. For example, the Company recently opened a telemarketing sales office located in Canada and expects to obtain cost advantages from a government labor subsidy that extends through the end of 2007. International sales and operations are subject to inherent risks and challenges that could adversely affect the Company's business, including but not limited to: unexpected changes in international regulatory requirements and tariffs; difficulties in staffing and managing foreign operations; political and economic instability; potential adverse tax consequences; foreign currency fluctuations; and price controls or other restrictions on foreign currencies. There can be no assurance that the Company will be able to realize expected cost savings from its Canadian call center or comply with the requirements necessary to obtain all or a portion of the government subsidy for its Canadian call center. Any negative impact on international sales or operations could negatively impact the Company's business, results of operations and financial condition. In particular, gains and losses on the conversion of foreign payments into United States dollars may contribute to fluctuations in the Company's results of operations and fluctuating exchange rates could cause reduced revenues from non-dollar-denominated international sales.

Properties

 The Company's principal facilities at December 31, 2003 were as follows:

Description	Sq. Ft.	Location
PC Mall, Inc. Corporate Headquarters	153,532	Torrance, CA
Distribution Center	212,000	Memphis, TN
Irvine Sales Office and Warehouse	60,888	Irvine, CA
Wisconsin Sales Office	35,503	Menomonee Falls, WI
Canada Sales Office	23,675	Montreal, Quebec, Canada
Retail Showroom	9,750	Santa Monica, CA

 The Company leases each of its principal facilities, except for the Santa Monica retail showroom, which is owned by the Company.  The Company's distribution center includes shipping, receiving, warehousing and administrative space.  In 2003, the Company amended the lease at the Memphis warehouse location to occupy 57,000 additional square footage, co-terminus with the existing lease.

Regulatory and Legal Matters

The direct response business as conducted by the Company is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission and laws or regulations directly applicable to access to or commerce on the Internet.  While the Company believes it is currently in compliance with such laws and regulations and has implemented processes, programs and systems to address its ongoing compliance with such regulations, no assurances can be given that new laws or regulations will not be enacted or adopted, or that the Company's processes, programs and systems will be sufficient to comply with present or future laws or regulations, which might adversely affect the Company's operations.  Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  The growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet.  The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for and growth of the Company's Internet-based sales.

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

Available Information

 The Company makes its annual reports on Form 10-K, the Company's quarterly reports on Form 10-Q, the Company's current reports on Form 8-K and all amendments to these reports available free of charge on the Company's corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The Company's corporate website is located at www.pcmall.com.  None of the information contained on the Company's website is intended to be part of this report or incorporated by reference herein.

Executive Officers

The executive officers of the Company as of March 29, 2004 and their respective ages and positions are as follows:

Name	Age	Position
Frank Khulusi	38	Chairman of the Board, President and Chief Executive Officer
Theodore R. Sanders	49	Chief Financial Officer
Daniel J. DeVries	42	Executive Vice President - Marketing
Kristin M. Rogers	45	Executive Vice President - Enterprise Sales

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

CERTAIN FACTORS AFFECTING FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  Such statements include statements regarding the Company's expectations, hopes or intentions regarding the future, including but not limited to statements regarding the Company's strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations and compliance with applicable laws.  Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement.  Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs.  All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

 Dependence on Vendors

 The Company is dependent on sales of Apple and Apple-related products, HP, and those of other vendors including  IBM, Ingram Micro, Microsoft and Tech Data.  Products manufactured by Apple represented 20.4%, 23.1% and 24.1% of the Company's net sales in 2003, 2002 and 2001, respectively.  Products manufactured by HP represented 20.9%, 17.8% and 17.3%  of the Company's net sales in 2003, 2002 and 2001, respectively.  A decline in sales of Apple or HP computers or a decrease in supply of or demand for software and peripheral products for such computers could have a material adverse impact on the Company's business.  During parts of 2003, 2002 and 2001, certain Apple products were in short supply.  A continuation of such shortages or future shortages could adversely affect the Company's operating results.  The Company is an authorized dealer for the full retail line of Apple products; however, the Company's dealer agreement with Apple is terminable upon 30 days' notice.  The Company's business would be adversely affected if all or a portion of the line of Apple or HP products were no longer available to the Company.  The Company's success is, in part, dependent upon the ability of Apple and HP to develop and market products that meet the changing requirements of the marketplace.  To the extent that these products are not available to the Company, the Company could encounter increased price and other competition, which would adversely affect the Company's business, financial condition and results of operations.

       The Company purchases all of its products from vendors.  Certain key vendors, including those listed above, provide the Company with trade credit as well as substantial incentives in the form of discounts, credits and cooperative advertising.  Most key vendors have agreements to provide, or otherwise have consistently provided, market development funds to the Company, whereby such vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs to their respective products.  Termination or interruption of the Company's relationships with one or more of these vendors, including Apple or HP, or modification of the terms or discontinuance of the agreements and market-development fund programs with these vendors, could adversely affect the Company's operating income and cash flow.  The Company's success is dependent in part upon the ability of its vendors to develop and market products that meet the changing requirements of the marketplace.  Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less.  In most cases, the Company has no guaranteed price or delivery arrangements with its suppliers.  As a result, the Company has experienced and may in the future experience short-term inventory shortages on certain products.  In addition, manufacturers who currently sell their products through the Company may decide to sell their products directly or through resellers or channels other than the Company.  Further, the personal computer industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain manufacturers to supply certain products as needed.  The loss of a key vendor or decline in demand for products of a key vendor may reduce sales and affect operating results.  There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill the Company's customers' orders on a timely basis or that the Company will be able to obtain particular products, on favorable terms or at all, or that a product line currently offered by suppliers will continue to be available.  Similarly, there can be no assurance that the Company will be able to obtain authorizations from new vendors who may introduce new products that create market demand.

 Competition

The retail business for personal computers, electronics and related products is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information.  The Company competes with other direct marketers, including CDW, Insight Enterprises, and PC Connection.  In addition, the Company competes with computer retail stores and resellers including superstores such as Best Buy and CompUSA, certain hardware and software vendors such as Dell Computer and Gateway that sell directly to end users, and other direct marketers of hardware, software and computer-related products.  In the direct marketing and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high.  Certain existing competitors of the Company have substantially greater financial resources than the Company.  There can be no assurance that the Company can continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.  In addition, price is an important competitive factor in the personal computer hardware, software and peripherals market and the market for electronics products, and there can be no assurance that the Company will not be subject to increased price competition, which may have an adverse effect on the Company's business, financial condition and results of operations.  There can be no assurance that the Company will not lose market share or that it will not be forced in the future to reduce its prices in response to the actions of its competitors and thereby experience a further reduction in its gross margins.

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

Focus on the Public Sector

 The Company has historically sold into the public sector markets, and has only subsequently expanded this business model by creating PC Mall Gov, Inc. to focus on this growing market.  In adding this new focus, the Company faces numerous risks and challenges, including competition from a wider range of sources and the need to develop strategic relationships.  There can be no assurance that the increased focus on the public sector will result in expanded market share or increased profitability of the Company.   The failure to comply with the Company's public sector contracts could result in, among other things, fines or other liabilities.  Revenues from the Company's public sector business are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales.  Government contracting is a highly regulated area.  Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing  business with the government.  The effect of any of these possible actions by any governmental department or agency could adversely affect the Company's business and results of operations.

Acquisitions

As part of its growth strategy, the Company acquired two marketers of computers and computer-related products in 2002, Pacific Business Systems and Wareforce.  The Company may continue to pursue acquisitions of companies that would either complement or expand its existing business.  No assurance can be given that the benefits expected from the acquisition of complementary companies will be realized.  In addition, acquisitions involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management's attention to the operations and personnel of the acquired company, the integration of the acquired company's personnel and  management information systems with those of the Company, potential short-term adverse effects on the Company's operating results and the amortization of acquired intangible assets.  Any delays or unexpected costs incurred in connection with the coordination of acquired operations could have a material adverse effect on the Company's business, financial condition and results of operations.  There can be no assurance that the Company will be able to implement or sustain its acquisition strategy or that its strategy will ultimately prove profitable for the Company.

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

Economic and Geopolitical Conditions

The Company's earnings and growth rate could be adversely affected by changes in economic and geopolitical conditions.  Weak general economic conditions, along with uncertainties in political conditions could adversely impact the Company's revenues, expenses and growth rate.  In addition, the Company's revenues, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or political conditions.

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

Global Market

The Company is exposed to the risks of a global market.  Portions of the Company's products are either produced, or have major components produced, in the Asia Pacific region.  The Company engage in U.S. dollar denominated transactions with U.S. divisions and subsidiaries of companies located in this region.  As a result, the Company may be indirectly affected by risks associated with international events, including economic and labor conditions, political instability, tariffs and taxes, availability of products and currency fluctuations in the U.S. dollar versus the regional currencies.  In the past, countries in the Asia Pacific region have experienced volatility in their currency, banking and equity markets.  Future volatility could adversely affect the supply and price of products and components and ultimately, the Company's results of operations.

 Risk of Technological Changes and Inventory Obsolescence

 The market for personal computers, peripherals, software and electronics products is characterized by rapid technological change and a growing diversity of products.  The Company's success depends in large part on its ability to identify and obtain the right to market products that will meet the changing requirements of the marketplace.  There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to excess and obsolete inventory.  The Company currently has limited return rights with respect to products which it purchases from Apple, Hewlett-Packard, IBM, and certain other vendors; however, such rights vary by product line, have other conditions and limitations, and can be terminated or changed at any time.

 State Sales Tax Collection

 Based upon current law, certain of the Company's subsidiaries currently collect and remit sales tax only on sales of products to residents of the states in which the respective subsidiaries have a physical presence.  The U.S. Supreme Court has ruled that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers.   Certain court cases have upheld tax collection obligations on  companies, including mail order companies, whose contacts with  the taxing state was quite limited (e.g., visiting the state several times a year to aid customers or  to inspect showrooms stocking their goods).  The Company believes its operations are different from the operations of the companies in these cases and thus do not give rise to tax collection obligations.

However, the Company cannot predict the level of contact with any state which would give rise to future or past tax collection obligations.   The tax treatment of the Internet and e-commerce is currently  in a state of flux.   Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped to those states' residents, and it is possible that such a requirement could be imposed in the future.  In addition, a number of bills may be introduced or are pending before federal and state legislatures that would potentially expand the tax collection responsibility of Internet-related companies.  It is possible that federal legislation could be enacted that would permit states to impose sales tax collection obligations on out-of-state direct marketers.  The imposition of tax collection obligations on the Company may result in additional administrative expenses to the Company and price increases to its customers that could adversely affect the Company's business, financial condition and results of operations.  States also potentially may expand tax collection responsibilities of out-of-state companies through legislation.  Until these legislative efforts have run their course and the courts have considered and resolved some cases involving tax collection issues, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on the Company's business, results of operations and financial condition.

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

 Management Information Systems

The Company's success is in part dependent on the accuracy and proper utilization of its management information systems, including its telephone system.  The Company's ability to analyze data derived from its management information systems to increase product promotions, manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis and to maintain cost-efficient operations, are each dependent upon the quality and utilization of the information generated by its management information systems.  The Company is continually upgrading its management information system hardware and software to better meet the information requirements of its users, and believes that to remain competitive, it will be necessary to upgrade its management information systems on a continuing basis in the future.  The Company currently operates its management information systems using a HP3000 Enterprise System.  Hewlett-Packard has indicated that it will support this system until 2006, by which time the Company expects that it will need to seek third party support for such systems or upgrade the Company's management information systems hardware and software.  In addition to the costs associated with such upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures which could impair the Company's ability to receive and process orders and ship products in a timely manner.  The Company does not currently have a redundant or back-up telephone system, nor does it have complete redundancy for its management information systems.  Any interruption in telephone service or management information systems, including those caused by natural disasters, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Availability of Capital

The Company requires substantial working capital to fund its business. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2004. However, if the Company needs additional funds, such as for acquisitions or expansion or to fund a significant downturn in sales or an increase in operating expenses, there are no assurances that adequate financing will be available at acceptable terms, if at all.  If additional financing is required but not available, the Company would have to implement additional measures to conserve cash and reduce costs. However, there is no assurance that such measures would be successful.  The Company's failure to raise required additional funds or to secure an additional credit facility would adversely affect the Company's ability to maintain, develop or enhance its product offerings, take advantage of future opportunities, respond to competitive pressures or continue operations.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 The Common Stock of the Company has been traded on the Nasdaq National Market since the Company's initial public offering on April 4, 1995.  The following table sets forth the range of high and low closing sales prices for the Company's Common Stock for the periods indicated, as reported on the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2001
First Quarter	$2.50	$0.81
Second Quarter	2.01	1.00
Third Quarter	3.50	1.43
Fourth Quarter	4.06	1.73

Year Ended December 31, 2002
First Quarter	$4.47	$3.02
Second Quarter	5.00	3.40
Third Quarter	3.36	2.05
Fourth Quarter	4.29	2.00

Year Ended December 31, 2003
First Quarter	$4.05	$3.00
Second Quarter	4.30	3.07
Third Quarter	11.23	4.21
Fourth Quarter	16.78	8.44

On March 23, 2004, the closing price of the Company's Common Stock as reported on the Nasdaq National Market was $16.15 per share.  As of March 23, 2004, there were approximately 50 holders of record of the Common Stock.

The Company has never paid cash dividends on its capital stock and does not currently anticipate paying dividends in the future.  The Company intends to retain its earnings to finance the growth and development of its business.

 ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.  The selected statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the selected balance sheet data as of December 31, 2002 and 2003 are derived from the Company's audited consolidated financial statements, which are included elsewhere herein.  The selected statement of operations data for the years ended December 31, 2000 and 1999 along with the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from the audited consolidated financial statements of the Company which are not included herein.  The selected operating data are derived from the operating records of the Company and have not been audited.

	Year Ended December 31,
	(in thousands, except per share data)
	2003(1)	2002(2)	2001	2000(3)	1999
Net sales	$975,586	$862,830	$718,083	$818,627	$730,181
Cost of goods sold	848,791	769,740	639,111	730,794	650,630
Gross profit	126,795	93,090	78,972	87,833	79,551
Selling, general, and administrative expenses	97,173	85,343	73,219	82,181	76,362
Selling, general and administrative expenses related to non-cash stock compensation expense	294	-	-	-	-
Advertising, net in 2002 and prior	23,305	3,059	556	13,355	7,325
Loss on building held for sale	-	350	-	-	-
Income (loss) from operations	6,023	4,338	5,197	(7,703)	(4,136)
Interest income (expense)	(1,325)	(983)	(709)	(917)	245
Income (loss) before income taxes	4,698	3,355	4,488	(8,620)	(3,891)
Income tax provision (benefit)	1,655	(3,594)	-	-	812
Income (loss) from continuing operations	3,043	6,949	4,488	(8,620)	(4,703)
Discontinued operations	-	-	-	-	(6,240)
Cumulative effect of change in accounting principle	-	(6,801)	-	(536)	-
Net income (loss)	$3,043	$148	$4,488	$(9,156)	$(10,943)

Basic earnings per share
Continuing operations	$0.29	$0.65	$0.43	$(0.83)	$(0.45)
Discontinued operations	-	-	-	-	(0.60)
Cumulative effect of change in accounting principle	-	(0.64)	-	(0.05)	-
	$0.29	$0.01	$0.43	$(0.88)	$(1.05)
Diluted earnings (loss) per share
Continuing operations	$0.26	$0.62	$0.43	$(0.83)	$(0.45)
Discontinued operations	-	-	-	-	(0.60)
Cumulative effect of change in accounting principle	-	(0.61)	-	(0.05)	-
	$0.26	$0.01	$0.43	$(0.88)	$(1.05)
Pro forma amounts assuming the accounting change required by SAB 101 is applied retroactively (See Note 1 of Notes to Consolidated Financial Statements)
Income (loss) from continuing operations	$3,043	$6,949	$4,488	$(8,620)	$(4,842)
Net income (loss)	$3,043	$148	$4,488	$(8,620)	$(11,082)
Basic earnings (loss) per share
Continuing operations	$0.29	$0.65	$0.43	$(0.83)	$(0.47)
Net income (loss)	$0.29	$0.01	$0.43	$(0.83)	$(1.07)

Diluted earnings (loss) per share
Continuing operations	$0.26	$0.62	$0.43	$(0.83)	$(0.47)
Net income (loss)	$0.26	$0.01	$0.43	$(0.83)	$(1.07)

Basic weighted average number of shares outstanding	10,651	10,654	10,436	10,419	10,383
Diluted weighted average number of shares outstanding	11,636	11,127	10,551	10,419	10,383

(1) In 2003, the Company adopted EITF 02-16, whereby the Company reclassified certain vendor consideration in the amount of $23.2 million from advertising expense and $0.3 million from selling, general and administrative expense to cost of sales.  See Note 1 of Notes to Consolidated Financial Statements.

(2) The selected income statement data for 2002 include the operating results of ClubMac and Wareforce, acquired in April 2002 and July 2002, respectively, as well as the adoption of SFAS 142, as discussed in Notes 1 and 10 of Notes to Consolidated Financial Statements.

(3) Operating results in 2000 reflect the implementation of SAB 101. See Note 1 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	(in thousands, except average order size)
Selected Operating Data	2003	2002	2001	2000	1999
Telemarketing net sales	$672,423	$558,242	$472,927	$574,956	$556,461
Internet sales	268,181	274,277	215,760	207,826	138,986
Retail net sales	34,982	30,311	29,396	35,845	34,734
Total net sales	$975,586	$862,830	$718,083	$818,627	$730,181

Number of catalogs distributed	41,019	40,567	43,367	49,263	58,955
Orders filled (Telemarketing)	621	612	521	687	874
Orders filled (Internet)	768	587	474	390	336
Average order size (Telemarketing)	$1,084	$912	$908	$837	$637
Average order size (Internet)	$349	$467	$455	$533	$414
Mailing list size	9,941	9,346	7,685	6,022	5,459

	December 31,
	(in thousands)
Balance Sheet Data	2003	2002	2001	2000	1999
Cash and Cash Equivalents	$7,819	$11,422	$9,972	$12,195	$24,326
Working capital	$28,222	$22,848	$17,270	$10,184	$18,697
Total assets	$189,170	$149,360	$125,805	$137,566	$150,005
Short-term debt	$1,000	$291	$1,437	$579	$148
Line of credit	$26,202	$17,497	$1,561	$17,315	$-
Long-term debt, excluding current portion	$250	$-	$375	$703	$284
Stockholders' equity	$49,893	$45,109	$44,011	$39,508	$48,598

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Overview

The Company is a leading rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products.  The Company's headquarters is in Torrance, California.  The Company offers products to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force, and three retail showrooms.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov and eCOST.com brands, its worldwide web sites on the Internet: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, and ecost.com; and other promotional materials.  The Company also operates OnSale.com, an online marketplace and auction.

For background on the Company's business model see "Business" in Item 1 which includes general corporate information as well as information on strategy, marketing and sales, products and merchandising, purchasing and inventory, distribution, employees and several other areas of importance.

 The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, comprised of Corporate, Public Sector, Inbound Catalog and other sales, collectively referred to as the "Core Business", 2) a multi-category Internet retailer of new, refurbished and close-out products under the eCOST.com brand, and 3) an online marketplace/auction business under the OnSale.com brand.  Beginning in the first quarter of 2003, the Company integrated its eLinux segment into the Core Business segment.  The OnSale.com segment, which was previously reported as part of the Core Business, was established as a new segment beginning in the third quarter of 2003, and prior period amounts have been adjusted to reflect the new presentation.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes

Company management regularly reviews its performance using a variety of financial and non-financial metrics including, but not limited to, sales, shipments, average order size, gross margin, co-op advertising revenues, advertising expense, personnel costs, sales account executive productivity, accounts receivables aging, inventory turnover, liquidity and cash resources.   Company management compares the various metrics against goals and budgets, and takes appropriate action to enhance Company performance.

The Company plans to continue to focus efforts on increasing market share by investing in the growth, training and retention of its Outbound sales force.  This strategy is expected to result in increased expenses associated with the infrastructure and training necessary to achieve those goals, which could have an impact on profitability in the near term.

 During the year ended December 31, 2003, the Company established a Canadian call center in Montreal, serving the U.S. market.  The Canadian call center had a net cost to the Company of $1.1 million in 2003.  The Company believes that the Canadian call center allows it to access an abundant, highly educated labor pool and provides cost advantages from the currency exchange rate differences as well as a government labor subsidy that extends through approximately the end of 2007.

    In June 2002, the Company formed Onsale, Inc. as a wholly-owned subsidiary.  The Company acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002.  In October 2003, the Company formally launched OnSale.com, an online marketplace including auctions.  The OnSale.com website has been rebuilt on a technology platform using the latest .NET solutions.  As of December 31, 2003, the Company has invested approximately $0.8 million in capital expenditures and software development costs in connection with its OnSale.com business.  As OnSale.com is a marketplace service, and is not itself a seller of the products sold on its website, the Company expects that in the foreseeable future, revenue through OnSale.com will be immaterial.

 Net sales of the Company are derived primarily from the sale of computer hardware, software, peripherals, electronics, and other consumer products to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, relationship-based telemarketing techniques, direct response catalogs, a direct sales force, and three retail showrooms located in Southern California and Tennessee. Gross profit consists of net sales less product costs, inbound and outbound shipping costs and certain marketing development funds. Such funds are received from manufacturers of products included in the Company's catalogs and web sites, as well as co-operative advertising funds ("co-op") on products purchased from manufacturers and vendors.

Net sales from direct marketing operations, as a percentage of net sales, were  68.9%, 64.7% and 65.9%, in 2003, 2002 and 2001 respectively, with an average order size of $1,084, $912 and $908 for those respective years.  Net sales from the Internet, as a percentage of net sales, were 31.1%, 31.8% and 30.0% in 2003, 2002 and 2001 respectively, with an average order size of $349, $467 and $455 for those respective years.

A substantial portion of the Company's business is dependent on sales of Apple and Apple-related products,  HP, and those of other vendors including IBM, Ingram Micro, Microsoft, Sony, and Tech Data. Products manufactured by Apple represented 20.4%, 23.1% and 24.1% of the Company's net sales in 2003, 2002 and 2001, respectively. Products manufactured by HP represented 20.9%, 17.8% and 17.3% of the Company's net sales in 2003, 2002 and 2001, respectively.

Critical Accounting Policies and Estimates

 The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates, and revisions to estimates are included in the Company's results for the period in which the actual amounts become known.

Management considers an accounting estimate to be critical if:

-- it requires assumptions to be made that were uncertain at the time the estimate was made; and

-- changes in the estimate or different estimates that could have been selected could have a material impact on the Company's results of operations or financial condition.

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of the Company's board of directors.  The Company believes the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of the Company's financial statements:

Revenue Recognition.  The Company adheres to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), issued by the staff of the Securities and Exchange Commission (the "SEC") as a revision to Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101").  While the wording of SAB 104 has revised the original SAB 101, "Revenue Recognition", the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured.  Under these guidelines, the majority of the Company's sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer.  For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

  Certain software products and extended warranties that the Company sells (for which the Company is not the primary obligor) are recognized on a net basis in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

Sales are reported net of estimated returns and allowances, coupon redemptions and credit card chargebacks.  If actual sales returns, allowances, discounts, coupon redemptions and credit card chargebacks are greater than estimated by management, additional expense may be incurred.

Allowance for Doubtful Accounts Receivable.  The Company maintains an allowance for doubtful accounts receivable based upon estimates of future collection.  The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history, and generally does not require collateral.  The Company regularly evaluates its customers' financial condition and credit history in determining the adequacy of its allowance for doubtful accounts.  The Company also maintains an allowance for uncollectible vendor receivables which arise from vendor rebate programs, price protections and other promotions.  The Company determines the sufficiency of the vendor receivable allowance based upon various factors, including payment history.  Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs.  If estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowance may be required.

Reserve for Inventory Obsolescence.  The Company maintains allowances for the valuation of its inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions,  nature, age and type of each product.  The Company regularly evaluates the adequacy of its inventory reserve.  If the inventory reserve subsequently proves insufficient, additional inventory write-downs may be required.

Coupon Redemption Rate Estimates.  The Company accrues monthly expense related to promotional coupon rebates based upon the quantity of eligible orders transacted during the period and the estimated redemption rate.  The estimated expense is accrued and presented as a reduction of net sales.  The estimated redemption rates used to calculate the accrued coupon expense and related coupon liability are based upon historical redemption experience rates for similar products or coupon amounts.  Estimated redemption rates and the related coupon expense and liability are regularly adjusted as actual coupon redemptions for the program are processed.  If estimated redemption rates are greater than anticipated, additional expense may be incurred.

Deferred Advertising Revenue and Costs.  The Company produces and circulates catalogs at various dates throughout the year and receives market development funds and co-op advertising funds from vendors included in each catalog.  These funds are recognized based on sales generated over the life of the catalog, approximately eight weeks, as an offset to cost of sales in accordance with EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16").  The costs of developing, producing and circulating each catalog are deferred and charged to advertising expense at the same rate as the co-op revenue based on the life of the catalog.  Deferred advertising revenue is included in accrued expenses and other current liabilities, offset by deferred advertising costs, which are included in prepaid expenses and other current assets

Results of Operations

The following table sets forth, for the years indicated, information derived from the Company's consolidated statement of operations expressed as a percentage of sales.  There can be no assurance that trends in sales, gross profit or operating results will continue in the future.

	Percentage of Net Sales
	Year Ended December 31,

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	87.0	89.2	89.0
Gross profit	13.0	10.8	11.0
Selling, general, and administrative expenses	10.0	9.9	10.2
Non-cash compensation expense relating to selling, general and administrative expenses	-	-	-
Advertising, net in 2002 and 2001	2.4	0.4	0.1
Income from operations	0.6	0.5	0.7
Interest expense, net	0.1	0.1	0.1
Income before income taxes	0.5	0.4	0.6
Income tax (provision)/benefit	(0.2)	0.4	-
Income before cumulative effect of change in accounting principle	0.3	0.8	0.6
Cumulative effect of change in accounting principle	-	(0.8)	-
Net income	0.3%	0.0%	0.6%

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

        Net Sales.  Consolidated net sales in 2003 were $975.6 million, an increase of $112.8 million or 13% from net sales of $862.8 million in 2002. The Company's Core Business net sales increased 12% to $865.5 million in 2003, from $774.6 million in 2002, of which 7% is attributable to the acquisition of Pacific Business Systems and Wareforce. The Core Business sales increase in 2003 also resulted from an increase of 29% in its Outbound telemarketing business sales, 11% in PC Mall Gov sales, and 15% in retail sales, offset by a decline of 21% in catalog sales.  Sales increased as a result of the intensified focus on the public sector market, increases in headcount over the prior year, and increased average order size. Catalog circulation increased slightly compared to prior year, from 40.6 million catalogs in 2002 to 41.0 million catalogs in 2003, mainly due to the introduction of the PC Mall Gov catalog in late 2002, compared to a full year of circulation in 2003.  Net sales for the Company's eCOST.com segment increased by $21.8 million to $110.0 million, or 25% over the prior year, primarily due to opportunistic buys, continued enhancements to the Company's marketing and product offerings and increased Outbound telemarketing sales to business customers. Net sales for the Company's Onsale.com segment in 2003 were insignificant, as 2003 was its first year of operations.  Sales of Apple and HP products represented 20.4% and 20.9% of net sales in 2003, compared to 23.1% and 17.8% in the prior year, respectively.

        Gross Profit.  Consolidated gross profit in 2003 was $126.8 million, an increase of $33.7 million, or 36%, over 2002.  For the Core Business, gross profit was $114.7 million and increased $29.5 million, or 35%, over 2002.  For eCOST.com, gross profit in 2003 was $12.1 million, an increase of $4.2 million, or 53%, over 2002.  Gross profit for the Company's Onsale.com segment in 2003 was insignificant, and has no meaningful comparison to the prior year.  The adoption of EITF 02-16, which resulted in the recording of certain types of consideration received from vendors against cost of sales, was responsible for $23.5 million of the increase in consolidated gross profit. The remaining $10.2 million of the increase in gross profit was due primarily to the increase in net sales. For the Core Business and eCOST.com segments, the adoption of EITF 02-16 was responsible for $20.0 million and $3.5 million of the increase in gross profit, respectively.  As a percentage of net sales, consolidated gross profit in 2003 increased to 13.0% compared with 10.8% in 2002. For the Core Business, gross profit as a percentage of net sales increased to 13.3% compared to 11.0% of sales in 2002. For eCOST.com, gross profit as a percentage of net sales in 2003 increased to 11.0% compared to 8.9% in 2002.  The adoption of EITF 02-16 was responsible for 241 basis points of the increase of consolidated gross profit as a percentage of sales. For the Core Business and eCOST.com segments, the adoption of EITF 02-16 was responsible for increasing gross profit as a percentage of sales by 231 and 316 basis points, respectively. Gross profit margin may vary depending on various factors, including Outbound telemarketing sales initiatives, fluctuations in key vendor support programs and price protections, product mix, market conditions and other factors.  See Change in Accounting Principle and Recent Accounting Pronouncements below for a discussion of the Company's adoption of EITF 02-16.

     Selling, General and Administrative Expenses.  Consolidated selling, general, and administrative ("SG&A") expenses were $97.5 million in 2003, an increase of $11.8 million, or 14% from 2002.  As a percent of net sales, SG&A expenses increased slightly to 10.0% in 2003 from 9.9% in 2002.  For the Core Business, SG&A expense in 2003 was $88.3 million, an increase of $9.9 million, or 13%, compared to 2002.  As a percent of net sales, SG&A expenses for the Core Business increased slightly to 10.2% in 2003 compared with 10.1% in 2002.  The Consolidated and Core Business increases were primarily due to expenses of $2.0 million in connection with the Canadian call center initiative.  For eCOST.com, SG&A in 2003 was $8.2 million, an increase of $1.2 million, or 18% compared with 2002.  As a percentage of net sales, SG&A for eCOST.com decreased to 7.5% in 2003 compared with 7.9% in 2002 due to decreases in personnel costs as a percentage of net sales.  For OnSale.com, SG&A in 2003 was $1.0 million, an increase of $0.7 million compared to 2002.  As a percentage of net sales, SG&A expenses for OnSale.com were not meaningful, since OnSale.com is in its first year of operations.  The Company recorded an expense of approximately $0.3 million for the year ended December 31, 2003 in connection with the issuance of a warrant to a consultant for investor and public relations services. The warrant was valued at the date of grant and will be re-measured at fair value at each subsequent reporting period, and changes in value will be recorded over the twelve month performance period of the warrant.

    Net Advertising Expense.  Consolidated net advertising expense for the year ended December 31, 2003 was $23.3 million, an increase of $20.2 million over 2002.  This increase was due to the adoption of EITF 02-16, which resulted in the recording of $23.5 million of vendor consideration against cost of sales, of which $23.2 million was previously recorded as a reduction of advertising expenses, and $0.3 million which was previously recorded as a reduction in SG&A.  For the Core Business, net advertising expense in 2003 was $20.0 million compared to $3.0 million in 2002.  For eCOST.com, net advertising expense in 2003 was $3.2 million compared to $0.1 million in 2002.  The increases in advertising expense for the Core Business and eCOST.com segments were primarily due to the adoption of EITF 02-16, which resulted in the recording of $19.7 million and $3.5 million, respectively, of vendor consideration against cost of sales, which was previously recorded as a reduction of advertising expenses.  For the Core Business, $0.3 million of the vendor funding was previously recorded as a reduction of SG&A expenses.  OnSale.com advertising expenses in 2003 were $0.1 million.

        Net Interest Expense.  Net interest expense was $1.3 million for the year 2003 compared to $1.0 million net interest expense for the year 2002. The increase was primarily due to borrowings initiated to take advantage of special buying opportunities and to increase inventory due to the Company's sales/volume growth and aggressive paydowns of accounts payable to take advantage of early-pay discounts, offset by reduced borrowing rates.

        Income Taxes.  Income tax provision was $1.7 million for the year 2003 compared to an income tax benefit of $3.6 million for the prior year.  The increase in the provision was caused by the reversal of a valuation allowance related to the Company's deferred tax assets in the prior year, due to the Company's recent history of improved profitability.  The Company's effective tax rate was 35.2% in 2003.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

        Net Sales.  Consolidated net sales in 2002 were $862.8 million, an increase of $144.7 million or 20% from net sales of $718.1 million in 2001. The Company's Core Business net sales increased 22% to $774.6 million in 2002, from $633.4 million in 2001. The Core Business sales increase in 2002 resulted from $81.1 million of sales from the Company's Wareforce and Pacific Business Systems acquisitions completed during the year, as well as increases of 19% in its Outbound telemarketing business sales, 18% in PC Mall Gov sales, 3% in retail sales, and 3% in catalog sales. Sales increased as a result of the intensified focus on the public sector market, increases in headcount over the prior year, and increased average order size. The catalog sales were affected by a planned decline in catalog circulation, from 43.4 million catalogs in 2001 to 40.6 million catalogs in 2002. The Core Business Internet sales, which include sales generated through the Company's Corporate Access Pages, increased $55.3 million, a 43% increase over 2001. Net sales for the Company's eCOST.com segment in 2002 increased $3.5 million or 4% over 2001, primarily due to opportunistic buys, continued enhancements to its marketing and product offerings and increased Outbound telemarketing sales to business customers. The Company's Onsale.com segment had no net sales in 2002, since it was in its development phase.  Sales of Apple and HP products represented 23.1% and 17.8% of net sales in 2002, compared to 24.1% and 17.3% in the prior year, respectively.

        Gross Profit.  Consolidated gross profit in 2002 was $93.1 million, an increase of $14.1 million, or 18%, over 2001. For the Core Business, gross profit increased $14.0 million, or 20%, over 2001 to $85.2 million, nearly consistent with the increase in net sales. For eCOST.com, gross profit in 2002 was $7.9 million, an increase of $0.2 million, or 2%, over 2001.  As a percentage of net sales, consolidated gross profit in 2002 decreased to 10.8% compared with 11.0% in 2001.  For the Core Business, gross profit as a percentage of net sales declined to 11.0% compared to 11.3% of sales in 2001, primarily as a result of a mix shift from a surge in lower margin software licensing products in the third quarter of 2002, fluctuations in vendor support experienced in the first quarter of 2002 and aggressive pricing by new Outbound telemarketing account managers establishing relationships with business customers. For eCOST.com, gross profit as a percentage of net sales in 2002 decreased to 8.9% compared to 9.1% in 2001.  Onsale.com had no gross profit as it was in its development phase. Gross profit margin may vary depending on various factors, including Outbound telemarketing sales initiatives, fluctuations in key vendor support programs and price protections, product mix, market conditions and other factors.

        Selling, General and Administrative Expenses.  Consolidated SG&A expenses were $85.7 million in 2002, an increase of $12.5 million, or 17%, from 2001. As a percent of net sales, SG&A declined slightly in 2002 to 9.9% from 10.2% in 2001. For the Core Business, SG&A in 2002 was $78.4 million, an increase of $12.2 million, or 18%, compared to 2001. SG&A expenses for 2001 include $0.5 million of pretax goodwill amortization, which was not incurred in 2002. As a percent of net sales, SG&A for the Core Business declined in 2002 to 10.1% from 10.5% in 2001. SG&A increased as a result of increased Outbound telemarketing account manager headcount, increased net advertising expenditures and the acquisitions of PBS and Wareforce were offset by declines in depreciation and amortization costs, as well as cost saving initiatives put in place during the year. For eCOST.com, SG&A for 2002 was $7.0 million, a decrease of 1% compared with 2001. As a percent of net sales, SG&A for eCOST.com decreased in 2002 to 7.9% compared with 8.2% in 2001.  For Onsale.com, SG&A in 2002 was $0.3 million as the company was in its initial development stage.

        Net Advertising Expense.  Consolidated net advertising expense in 2002 was $3.1 million, an increase of $2.5 million over 2001. For the Core Business, net advertising expense in 2002 was $3.0 million compared to $0.2 million in 2001.  For eCOST.com, net advertising expense for 2002 was $0.1 million compared to $0.3 million in 2001.   The increase in net advertising expense was mainly due to a decrease in vendor funding compared to the prior year, in which the newly created advertising medium of Internet marketing was used, including banner advertisements and similar placements on companies' websites.  Onsale.com had no net advertising expense in 2002 as it was in its development stage.

        Net Interest Expense.  Net interest expense was $1.0 million for the year ended December 31, 2002 compared to $0.7 million net interest expense for the year ended December 31, 2001. The increase was primarily due to borrowings initiated in the third quarter of 2002 to fund the acquisition of Wareforce and aggressive paydowns of accounts payable to take advantage of early-pay discounts, offset by reduced borrowing rates.

        Income Tax Provision.  The income tax benefit of $3.6 million for the year ended December 31, 2002 resulted from the reversal of a valuation allowance related to the Company's deferred tax assets due to the Company's recent history of improved profitability. No income tax provision was booked in the prior year ended December 31, 2001.

        Goodwill.  As described in Recent Accounting Pronouncements below, in the second quarter of 2002, the Company completed its assessment of the impact of SFAS 142, and, as required by SFAS 142, effective January 1, 2002, the Company recorded a one-time, non-cash charge of approximately $6.8 million, net of tax, to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.

Liquidity and Capital Resources

Working Capital.  The Company's primary capital need has been funding the working capital requirements created by its growth in sales and strategic acquisitions.  Historically, the Company's primary sources of financing have come from cash flow from operations, public and private issuances of its common stock, and borrowings from financial institutions.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans for at least the next twelve months.  If the Company needs extra funds, such as for additional acquisitions or expansion or to fund unexpected losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

The Company's capital expenditures were $4.8 million in 2003, compared to $3.8 million in 2002 and $1.3 million in 2001. The Company's primary capital needs will continue to be the funding of its working capital requirements for possible sales growth, possible acquisitions and new business ventures.

As of December 31, 2003 and 2002, the Company had cash and cash equivalents of $7.8 million and $11.4 million, respectively, and working capital of $28.2 million and $22.8 million, respectively.  Inventory increased $25.3 million to $80.5 million from December 31, 2002.  Accounts receivable increased $16.7 million to $71.4 million from December 31, 2002 due to a 39% increase in Corporate sales.

The Company maintains a $75 million, asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit") that commenced in March 2001.  In March 2003, the Line of Credit was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms for the Company.  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At December 31, 2003, the Prime Rate was 4.00%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount outstanding under the Flooring Facility is applied against the credit limit under the Line of Credit.  The Flooring Facility expires in April 2004, and the Company expects to enter into an agreement with the lender to extend the term of the Flooring Facility through March 2005.  The Company did not draw any substantial amounts on the Flooring Facility during 2003.  The Company had no borrowings under the Flooring Facility included in accounts payable and $26.2 million of net working capital advances outstanding at December 31, 2003.  The increase in borrowings under the Line of Credit reflects an aggressive program to obtain early pay discounts and end-of-quarter purchase opportunities.  The Company had $31.1 million available to borrow for working capital advances under the Line of Credit at December 31, 2003.  Loan availability under the Line of Credit fluctuates daily and is affected by many factors including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts.  The Company was in compliance with its financial covenants under the Line of Credit at December 31, 2003.  In connection with the Line of Credit, the Company signed a promissory note in March 2003 in the principal amount of $2 million, which bears interest at the prime rate, and will be repaid ratably over a two-year period.  As of December 31, 2003, $1.25 million of the note was outstanding.

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.  As of December 31, 2003, the Company repurchased a total of 294,200 shares, which include 254,200 shares repurchased under the program.

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

Cash Flows.  Net cash (used in)/provided by operating activities were $(23.7) million, $(6.0) million, and $16.4 million for 2003, 2002 and 2001, respectively.  The primary factors that affected the Company's cash flow from operations were inventories and accounts receivable.

Inventory increased $25.3 million in 2003 over prior year, and inventory turns decreased to 15.1 from 18.6 in 2002.  Inventory increased at the end of 2003 versus 2002 as a result of strategic purchases made late in the year 2003.  Accounts receivable increased $16.7 million to $71.4 million during 2003 primarily from the acquisition of Wareforce and growth in sales on account from the Outbound telemarketing sales divisions.  Accounts payable and book overdraft increased by a total of $22.0 million or 36% primarily as a result of an increase in inventory.

In 2002, the Company invested approximately $10.2 million in 2002 related to its acquisitions of Pacific Business Systems and Wareforce.

The increases in net borrowings under the Line of Credit of $8.7 million in 2003 and $15.9 million in 2002 were primarily a result of net increases in inventory to finance the growth of the business and for acquisitions.

Contractual Obligations

The following tables set forth the Company's future contractual obligations and other commercial commitments as of December 31, 2003 (in thousands):

Payment Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$ 1,250	$ 1,000	$ 250	$ -	$ -
Operating leases	10,409	3,360	6,947	102	-
Total contractual cash obligations	$ 11,659	$ 4,360	$ 7,197	$ 102	$ -
Other commercial commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$ 26,202	$ 26,202	$ -	$ -	$ -

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." It also amends FASB Statement No. 13, "Accounting for Leases," to address certain lease modifications and requires sale-leaseback accounting for certain modifications. Adoption of SFAS 145 was required for the Company's fiscal year beginning January 1, 2003.  The adoption of SFAS 145 did not have a material impact on the Company's consolidated financial position or results of operations.

 In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 were effective for exit or disposal activities initiated by the Company after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial position or results of operations.

 In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables".  EITF 00-21 provides guidance on when and how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  EITF 00-21 which is applicable to agreements entered into in fiscal periods beginning after June 15, 2003.   Adoption of EITF 00-21 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability at the inception of a guarantee equal to the fair value of the obligation undertaken and elaborates on the disclosures to be made by the guarantor. The disclosure requirements of FIN 45 were required for the year ended December 31, 2002. The recognition and measurement provisions of FIN 45 were effective for guarantees issued by the Company beginning in 2003. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

 The Company has adopted the provisions of SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The disclosures required by SFAS 123 have been included in Note 1 in the Notes to the consolidated financial statements.

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations. Adoption of EITF 02-16 was required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  As a result of the adoption of EITF 02-16, the Company recorded $23.5 million as a reduction of cost of sales for the year ended December 31, 2003.  Of these amounts, $23.2 million would have previously been netted against advertising expense and $0.3 million would have been previously been recorded as a reduction of selling, general and administrative expenses.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  The interpretation focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements.  In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and FIN 46 (revised) did not have an impact on the Company's results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149").  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  The adoption of SFAS 149 did not have a significant impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  Adoption of SFAS 150 did not materially affect the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. At March 29, 2004, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

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

It is the Company's policy not to enter into derivative financial instruments, and the Company does not have any significant foreign currency exposure.  Therefore, the Company did not have significant overall currency exposure as of  December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the financial statements listed in Item 15 (a) under the caption "Consolidated Financial Statements" and commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Information regarding  the Company's board of directors, audit committee, audit committee financial expert and code of ethics is set forth under the caption "Election of Directors," in the Company's definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption "Executive Compensation - Compliance with Section 16(a) of the Securities and Exchange Act" the the Company's definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders and such information is incorporated by reference.  A list of executive officers of the Company is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Election of Directors - Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption "Ratification and Approval of the Appointment of Independent Accountants" in the Company's Definitive Proxy statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 The following consolidated financial statements of the Company are filed as part of this report:

(a) (1) Consolidated Financial Statements.  See Consolidated Financial Statements beginning on page F-1.

      (2) Financial Statement Schedules.  See Schedule II, Valuation and Qualifying Accounts which follow the Consolidated Financial Statements.

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
10.49
Third Amendment to Loan and Security Agreement, dated March 31, 2003, among Congress Financial Corporation and (Western), the Registrant and certain subsidiaries of the Registrant. (19)
21.1
Subsidiaries
23.1
Consent of PricewaterhouseCoopers LLP
31.1
Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2
Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1
Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2
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
(15)
Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.
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
(19)
Incorporated by reference to the Company's Annual Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003.

        * The referenced exhibit is a compensatory contract, plan or arrangement.

 (b)    Reports on Form 8-K:

Although we did not file any reports on Form 8-K during the fourth quarter of fiscal 2003, we furnished to the SEC a report on form 8-K on October 28, 2003 (pursuant to Item 12 of Form 8-K) disclosing an earnings announcement of the Company's financial results for the quarter ended September 30, 2003.

PC MALL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements and Supplementary Data
Report of Independent Auditors
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Quarterly Financial Information (unaudited)

Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of PC Mall, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for cash consideration received from vendors as of January 1, 2003.  Also, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 12, 2004

PC MALL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$7,819	$11,422
Accounts receivable, net of allowance for doubtful accounts of $2,064 and $1,746 respectively	71,401	54,747
Inventories	80,542	55,235
Prepaid expenses and other current assets	3,909	3,038
Deferred income taxes	3,578	2,657
Total current assets	167,249	127,099

Property and equipment, net	10,438	9,214
Goodwill	861	804
Deferred income taxes	9,269	10,718
Other assets	1,353	1,525
	$189,170	$149,360
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$83,856	$61,865
Accrued expenses and other current liabilities	15,869	14,066
Deferred revenue	12,100	10,532
Line of credit	26,202	17,497
Capital leases - current portion	-	125
Notes payable - current portion	1,000	166
Total current liabilities	139,027	104,251
Notes payable	250	-
Total liabilities	139,277	104,251

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 30,000,000 shares authorized; 11,165,399 and 10,789,947 shares issued and 10,871,199 and 10,632,347 shares outstanding, respectively	11	11
Additional paid-in capital	78,032	75,833
Treasury stock at cost: 294,200 and 157,600 shares, respectively	(1,015)	(556)
Accumulated other comprehensive income	1	-
Retained earnings (accumulated deficit)	(27,136)	(30,179)
Total stockholders' equity	49,893	45,109
	$189,170	$149,360

See notes to consolidated financial statements.

PC MALL, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net sales	$975,586	$862,830	$718,083
Cost of goods sold	848,791	769,740	639,111
Gross profit	126,795	93,090	78,972
Selling, general and administrative expenses	97,173	85,343	73,219
Selling, general and administrative expenses related to non-cash compensation expense	294	-	-
Advertising, net in 2002 and 2001	23,305	3,059	556
Loss on sale of building	-	350	-
Income from operations	6,023	4,338	5,197
Interest expense, net	1,325	983	709
Income before income taxes	4,698	3,355	4,488
Income tax (provision) benefit	(1,655)	3,594	-
Income before cumulative effect of change in accounting principle	3,043	6,949	4,488
Cumulative effect of change in accounting principle for goodwill, net of tax	-	(6,801)	-
Net income	$3,043	$148	$4,488

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.29	$0.65	$0.43
Cumulative effect of change in accounting principle	-	(0.64)	-
	$0.29	$0.01	$0.43

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.26	$0.62	$0.43
Cumulative effect of change in accounting principle	-	(0.61)	-
	$0.26	$0.01	$0.43

Basic weighted average number of shares outstanding	10,651	10,654	10,436
Diluted weighted average number of shares outstanding	11,636	11,127	10,551

See notes to consolidated financial statements.

PC MALL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2000	10,434	$ 11	$ 74,403	$ -	$ (34,815)	$ (91)	$ 39,508
Stock option exercises	10	-	15	-	-	-	15
Net Income	-	-	-	-	4,488	-	4,488
Balance at December 31, 2001	10,444	11	74,418	-	(30,327)	(91)	44,011
Stock option exercises	46	-	86	-	-	-	86
Stock issuance related to acquisition	300	-	1,329	-	-	-	1,329
Stock repurchases	-	-	-	-	-	(465)	(465)
Net Income	-	-	-	-	148	-	148
Balance at December 31, 2002	10,790	11	75,833	-	(30,179)	(556)	45,109
Stock option exercises, including related income tax benefit	367	-	2,117	-	-	-	2,117
Stock issuances	8	-	32	-	-	-	32
Deferred stock compensation	-	-	50	-	-	-	50
Stock repurchases	-	-	-	-	-	(459)	(459)
Currency translation adjustment	-	-	-	1	-	-	1
Net Income	-	-	-	-	3,043	-	3,043
Balance at December 31, 2003	11,165	$ 11	$ 78,032	$ 1	$ (27,136)	$ (1,015)	$ 49,893

See notes to consolidated financial statements.

PC MALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the twelve months ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$3,043	$148	$4,488
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	-	6,801
Depreciation and amortization	4,133	4,375	5,607
Deferred income tax provision/benefit	1,242	(3,478)	(118)
Loss (gain) on disposal of fixed assets	(64)	330	41
Selling, general and administrative expenses related to non-cash compensation expense	294
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,654)	(4,863)	16,263
Inventories	(25,307)	(6,181)	(10,236)
Prepaid expenses and other current assets	(870)	(526)	329
Other assets	5	(332)	(388)
Accounts payable	7,471	(6,438)	1,359
Accrued expenses and other current liabilities	1,502	2,409	(2,436)
Deferred revenue	1,568	1,789	1,540
Total adjustments	(26,680)	(6,114)	11,961

Net cash (used in)/provided by operating activities	(23,637)	(5,966)	16,449

Cash flows from investing activities:
Purchases of property and equipment	(4,750)	(3,783)	(1,345)
Payments for costs incurred by acquisitions of businesses	-	(10,205)	-
Proceeds from sale of property and equipment	64	1,813	81

Net cash used in investing activities	(4,686)	(12,175)	(1,264)

Cash flows from financing activities:
Payments for deferred financing costs	(440)	(263)	(697)
Borrowings under notes payable	2,000	-	2,000
Payments under notes payable	(917)	(1,084)	(897)
Net borrowings under line of credit	8,705	15,936	(15,754)
Change in book overdraft	14,643	5,817	(1,502)
Net payments of obligations under capital leases	(124)	(437)	(573)
Repurchase of common stock	(459)	(465)	-
Proceeds from issuance of common stock	32	-	-
Proceeds from stock issued under stock option plans	1,280	87	15

Net cash provided by/(used in) financing activities	24,720	19,591	(17,408)

Net increase/(decrease) in cash and cash equivalents	(3,603)	1,450	(2,223)
Cash and cash equivalents:
Beginning of year	11,422	9,972	12,195
End of year	$7,819	$11,422	$9,972

See notes to consolidated financial statements.

PC MALL, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.  Company and Summary of Significant Accounting Policies

 Description of Company

    PC Mall, Inc. ("PC Mall"), formerly IdeaMall, Inc. and Creative Computers, Inc., together with its subsidiaries (the "Company"), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products. The Company offers products to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force, and three retail showrooms.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov, and eCOST.com brands, its worldwide Web sites on the Internet: pcmall.com, macmall.com, clubmac.com, pcmallgov.com and ecost.com, and other promotional materials.  The Company believes that its rapid response service and its broad product selection result in customer loyalty and repeat customer orders.  The Company also operates OnSale.com, an online marketplace and auction, which was formally launched in October 2003.

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

 Reclassifications

 Certain reclassifications have been made to the 2002 and 2001 financial statement amounts to conform to the 2003 presentation.

Revenue Recognition

The Company adheres to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), issued by the staff of the Securities and Exchange Commission (the "SEC") as a revision to Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101").  While the wording of SAB 104 has revised the original SAB 101, "Revenue Recognition", the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured.  Under these guidelines, the majority of the Company's sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer.  For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

  Certain software maintenance products and extended warranties that the Company sells (for which the Company is not the primary obligor) are recognized on a net basis in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.  In addition, the Company records sales of services which currently represent a very small percentage of the Company's net sales.  In these circumstances, the Company recognizes net sales for both the product and services rendered.

Sales are reported net of estimated returns and allowances, coupon redemptions and credit card chargebacks.  If actual sales returns, allowances, discounts, coupon redemptions and credit card chargebacks are greater than estimated by management, additional expense may be incurred.

Cost of Goods Sold

        Cost of goods sold includes product costs, inbound and outbound shipping costs,  and co-op advertising funds, as described in "Deferred Advertising Revenue and Costs" below.

Cash and Cash Equivalents

        All highly liquid investments with initial maturities of three months or less are considered cash equivalents.  The Company's cash management programs result in utilizing available cash to pay down its line of credit.  Checks issued but not presented for payment to the bank in the amount of $28,339 and $13,696 as of December 31, 2003 and 2002, respectively, are included in accounts payable in the balance sheet.

Concentration of Credit Risk

Accounts receivable potentially subject the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history and generally does not require collateral.  The Company has historically incurred credit losses within management's expectations.   No customers accounted for more than 10% of trade accounts receivable at December 31, 2003 and 2002.

Inventories

Inventories consist primarily of finished goods, and are stated at cost (determined under the first-in, first-out method) or market, whichever is lower.  At December 31, 2003 and 2002, the Company had reserves of $1,506 and $773, respectively, lower of cost or market pricing and potential excess and obsolete inventory for demonstration inventory.

Deferred Advertising Revenue and Costs

The Company produces and circulates catalogs at various dates throughout the year.  The Company receives market development funds and cooperative (co-op) advertising funds from vendors included in each catalog.  These funds are recognized based on sales generated over the life of the catalog, approximately eight weeks.  The costs of developing and circulating each catalog are deferred and charged to advertising expense in the same time period as the co-op funds based on sales over the life of the catalog.  Deferred advertising revenue is included in accrued expenses and other current liabilities.  Effective January 1, 2003, the Company adopted EITF 02-16 which requires, under certain circumstances, that co-operative advertising funds be recorded as a reduction of cost of sales rather than an offset to selling, general and administrative expenses.  This resulted in a significant change in the reported net advertising expense and cost of goods sold in 2003, compared to prior years.  Net advertising expense in 2003 was $23,305, which increased from 2002 advertising expense of $3,059, primarily due to a $23.2 million reclassification to cost of goods sold pursuant to EITF 02-16.  Deferred advertising costs were $2,145, and $1,814 at December 31, 2003 and 2002, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet.

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

Goodwill

Prior to January 1, 2002, goodwill resulting from acquisitions was amortized using the straight-line method over periods not exceeding twenty-five years and was subject to periodic review for impairment.  In accordance with Statement of Financial Accounting Standards, ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 the Company adopted SFAS 142 and ceased amortization of goodwill.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company's market capitalization.  This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable. Upon the adoption of SFAS 142, the Company recorded a one-time, non-cash charge of $6,801, net of tax of $3,995, to reduce the carrying value of its goodwill.  Such change is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations and statement of cash flows.  Goodwill amortization expense totaled $0, $0 and  $520 in 2003, 2002 and 2001, respectively.

As discussed above, the Company changed its accounting for goodwill effective January 1, 2002, as required by SFAS 142.  If the Company had adopted SFAS 142 effective January 1, 2001, net income, basic earnings per share and diluted earnings per share would have been as follows for the year ended December  31, 2001:

Year Ended
December 31,
2001
Reported net income	$4,488
Add back: goodwill amortization, net of tax effect	520
Adjusted net income	$5,008

Basic and diluted earnings per share:
Reported net income	$0.43
Goodwill amortization	0.05
Adjusted net income	$0.48

The changes in the carrying amounts of the Core Business goodwill for the year ended December 31, 2003 are as follows:

Core Business
Balance at December 31, 2002	$804
Earnout provision pursuant to Pacific Business Systems acquisition (Note 10)	57
Balance at December 31, 2003	$861

Accounting for the Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  In the event the undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss is recognized as the excess of the carrying value over the fair value of the assets.

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

Earnings  per Share

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.  Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

The computation of Basic and Diluted EPS is as follows:

	2003	2002	2001
Income from continuing operations	$3,043	$6,949	$4,488
Cumulative effect of change in accounting principle	-	(6,801)	-
Net income	$3,043	$148	$4,488

Weighted average shares - Basic	10,651,465	10,653,531	10,435,585
Effect of dilutive stock options and warrants (a)	984,658	473,549	115,759
Weighted average shares - Diluted	11,636,123	11,127,080	10,551,344

Basic earnings per share:
Continuing operations	$0.29	$0.65	$0.43
Cumulative effect of change in accounting principle	-	(0.64)	-
Net income	$0.29	$0.01	$0.43

Diluted earnings per share:
Continuing operations	$0.26	$0.62	$0.43
Cumulative effect of change in accounting principle	-	(0.61)	-
Net income	$0.26	$0.01	$0.43

(a)  Potential common shares of 323,170, 831,244, and 1,047,421 for 2003, 2002 and 2001, respectively, have been excluded from the earnings (loss) per share computations because the effect of their inclusion would be anti-dilutive.

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

SFAS 123 Pro Forma Information

The Company accounts for its stock option plans under APB Opinion No. 25.  Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts in the following table.

	2003	2002	2001
Net income (as reported)	$3,043	$148	$4,488
Less compensation expense as determined under SFAS 123, net of related taxes	(1,082)	(931)	(935)
Add stock-based employee compensation expense included in reported net income, net of related taxes	191	-	-
Net income (loss) (pro forma)	$2,152	$(783)	$3,553

Basic net income per share (as reported)	$0.29	$0.01	$0.43
Basic net income (loss) per share (pro forma)	$0.26	$(0.07)	$0.34

Diluted net income per share (as reported)	$0.20	$0.01	$0.43
Diluted net income (loss) per share (pro forma)	$0.18	$(0.07)	$0.34

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk free interest rates	3.68%	3.90%	4.92%
Expected dividend yield	none	none	none
Expected lives	7 yrs.	7 yrs.	7 yrs.
Expected volatility	119%	129%	135%

The weighted average grant date fair values of options granted under the Plans during 2003, 2002 and 2001 were $9.24, $2.85 and $1.59, respectively.

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

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections as of April 2002" ("SFAS 145").  SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." It also amends FASB Statement No. 13, "Accounting for Leases," to address certain lease modifications and requires sale-leaseback accounting for certain modifications. Adoption of SFAS 145 was required for the Company's fiscal year beginning January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company's consolidated financial position or results of operations.

 In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 were effective for exit or disposal activities initiated by the Company after December 31, 2002. The adoption of SFAS 145 did not have a material impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability at the inception of a guarantee equal to the fair value of the obligation undertaken and elaborates on the disclosures to be made by the guarantor. The disclosure requirements of FIN 45 were required for the year ended December 31, 2002. The recognition and measurement provisions of FIN 45 were effective for guarantees issued by the Company beginning in 2003. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

The Company has adopted the provisions of SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The disclosures required by SFAS 123 have been included in Note 1 in the Notes to the consolidated financial statements.

 In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables".  EITF 00-21 provides guidance on when and how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  EITF 00-21 which is applicable to agreements entered into in fiscal periods beginning after June 15, 2003.   Adoption of EITF 00-21 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is presumed to be considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations.  Adoption of EITF 02-16 was required for the Company for new agreements including modifications to existing agreements entered into beginning after December 31, 2002.  As a result of the adoption of EITF 02-16, the Company recorded $23.5 million as a reduction of cost of sales for the year ended December 31, 2003.  Of this amount, $23.2 million would have previously been netted against advertising expense and $0.3 million would have been previously been recorded as a reduction of selling, general and administrative expenses.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  The interpretation focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements.  In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and FIN 46 (revised) did not have an impact on the Company's results of operations or financial position.

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

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  Adoption of SFAS 150 did not materially affect the Company's financial statements.

2.  Property and Equipment

Property and equipment consist of the following as of December 31:

	2003	2002
Furniture and fixtures	$3,281	$2,962
Leasehold improvements	3,901	3,570
Computers, software, machinery and equipment	26,278	26,380
Buildings	1,756	1,630
Land	912	912
	36,128	35,454
Less: Accumulated depreciation and amortization	(25,690)	(26,240)
	$10,438	$9,214

Depreciation expense in 2003, 2002 and 2001 totaled $3,526, $3,822 and $4,847, respectively.

3.  Line of Credit and Notes Payable

The Company maintains a $75 million, asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit") that commenced in March 2001.  In March 2003, the Line of Credit was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms for the Company.  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At December 31, 2003, the Prime Rate was 4.00%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount outstanding under the Flooring Facility is applied against the credit limit under the Line of Credit.  The Flooring Facility expires in April 2004, and the Company expects to enter into an agreement with the lender to extend the term of the Flooring Facility through March 2005.  The Company did not draw any substantial amounts on the Flooring Facility during 2003.  The Company had no borrowings under the Flooring Facility included in accounts payable and $26.2 million of net working capital advances outstanding at December 31, 2003.  The increase in borrowings under the Line of Credit reflects an aggressive program to obtain early pay discounts and end-of-quarter purchase opportunities.  The Company had $31.1 million available to borrow for working capital advances under the Line of Credit at December 31, 2003.  Loan availability under the Line of Credit fluctuates daily and is affected by many factors including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts.  The Company was in compliance with its financial covenants under the Line of Credit at December 31, 2003.  In connection with the Line of Credit, the Company signed a promissory note in March 2003 in the principal amount of $2 million, which bears interest at the prime rate, and will be repaid ratably over a two-year period.  As of December 31, 2003, $1,250 of the note was outstanding.

At December 31, 2003 and 2002, the Company had cash and short-term investments of $7,819 and $11,422, respectively, and working capital of $28,222 and $22,848, respectively.  The Company has historically funded its operations through a combination of operating cash flow, current working capital. public and private issuances of the Company's securities and available lines of credit.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2004.  However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

4.  Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2003	2002	2001
Current
Federal	$117	$(104)	$104
State	296	63	14
	413	(41)	118
Deferred
Federal	1,350	(3,427)	(104)
State	(108)	(126)	(14)
	1,242	(3,553)	(118)
	$1,655	$(3,594)	$-

The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

	2003	2002	2001
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.1	3.0	0.2
Change in valuation allowance	-	(144.8)	(36.8)
Other	(1.9)	0.7	2.6
	35.2%	(107.1)%	-%

The significant components of deferred tax assets and liabilities are as follows at December 31:

	2003	2002
Accounts Receivable	$780	$586
Inventories	935	332
Property and Equipment	888	1,113
Amortization	2,913	3,105
Accrued expenses and reserves	822	633
Tax credits and loss carryforwards	6,460	7,578
Other	49	28
	$12,847	$13,375

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable, an increase to the deferred tax asset and an increase to the additional paid-in capital account.  The benefits recorded to additional paid-in capital were $837, $0 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company had state net operating loss carryforwards of $9,402 which begin to expire at the end of 2006, and federal net operating loss carryforwards of $17,341, which begin to expire at the end of 2019.   At December 31, 2003, the Company had federal minimum tax credit carryforwards of $91, which do not expire.

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

5.  Commitments and Contingencies

Leases

The Company leases office and warehouse space and equipment under various operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

Minimum annual rentals under non-cancelable leases at December 31, 2003 were as follows:

Operating Leases
2004	$3,360
2005	2,917
2006	2,561
2007	1,469
2008	102
Thereafter	0
Total minimum lease payments	$10,409

In 2003, 2002 and 2001 rent expense included in selling, general and administrative costs was $3,537, $3,190 and $2,696, respectively.  Some of the leases contain renewal options and escalation clauses and require the Company to pay taxes, insurance and maintenance costs.

Legal Proceedings

Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company.  The Company believes that such claims and actions will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

6.  Stockholders' Equity

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock.  The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions.  No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate.  The program can also be discontinued at any time management determines additional purchases are not warranted.  The Company will finance the repurchase plan with existing working capital.  As of December 31, 2003, the Company has repurchased a total of 294,200 shares, which include 254,200 shares repurchased under the program.

7.  Employee Benefits

401(k) Savings Plan

The Company maintains a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan's eligibility requirements.  Participants may make tax-deferred contributions of up to $12 of annual compensation (subject to other limitations specified by the Internal Revenue Code).  The Company makes a 25% matching contribution for amounts that do not exceed 4% of the participants' annual compensation.  During 2003, 2002 and 2001, the Company incurred $192, $149 and $135, respectively, of expenses related to the 401(k) matching component of this plan.

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

As of December 31, 2003, a total of 1,453,610 shares of authorized but unissued shares are available for future grants.  All options granted through December 31, 2003 have been Nonstatutory Stock Options.

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

Stock Warrants

In June 2003, the Company issued a warrant to purchase 30,000 shares of the Company's common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five-year term, and vests monthly over a one year period from the date of grant. The Company valued the warrant at fair value (in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation") based on a Black-Scholes fair value calculation. The warrant was valued at the date of grant and will be re-measured at fair value at each subsequent reporting period, and changes in value will be recorded over the twelve month performance period of the warrant. The Company recorded an expense of approximately $0.3 million  in connection with the issuance of this warrant for the year ended December 31, 2003.

The following table summarizes stock option and warrant activity for the above plans:

	Number	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,620,595	$4.67
Granted	936,275	1.69
Canceled	(504,182)	5.47
Exercised	(9,750)	1.48

Outstanding at December 31, 2001	2,042,938	3.10
Granted	681,488	3.09
Canceled	(139,913)	3.64
Exercised	(46,331)	1.88

Outstanding at December 31, 2002	2,538,182	3.09
Granted	377,750	10.29
Canceled	(88,855)	3.45
Exercised	(367,404)	3.50

Outstanding at December 31, 2003	2,459,673	$4.03

Of the options outstanding at December 31, 2003, 2002 and 2001, options to purchase 1,452,077, 1,247,816 and 865,856 shares were exercisable at weighted average prices of $3.08, $3.13 and $3.09 per share, respectively.  The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding at December 31, 2003			Options Exercisable at December 31, 2003
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.88 - $1.63	613,196	5.77	1.50	525,021	1.51
$1.68 - $2.26	606,018	6.90	2.02	371,527	1.98
$2.29 - $4.43	625,184	7.98	3.44	265,262	3.44
$4.45 - $15.00	615,275	7.65	9.15	290,267	6.99
	2,459,673			1,452,077

1999 eCOST.com Employee Stock Option Plan

The Company adopted the eCOST.com Employee Stock Option Plan in 1999.   In 1999 and 2000, eCOST.com granted non-qualified options to certain  eCOST.com and PC Mall employees.   No options were granted in 2003, 2002 or 2001.  As of December 31, 2003, 2002 and 2001, options to purchase an aggregate of 362,000 shares of eCOST.com common stock were outstanding at a weighted average exercise price of $0.40.  The options have terms that (i) restrict exerciseability based on the earlier of a corporate transaction (e.g. a merger or consolidation or disposition of all or substantially all of the assets of eCOST.com) as defined, an initial public offering or the lapse of a five or seven year period from date of grant, and (ii) for certain awards, provide repurchase rights to the Company at the original exercise price in the event of employee termination, which right terminates in the event of a corporate transaction or initial public offering.  No options were exercisable at December 31, 2003 or for any prior year and the time-based vesting terms (generally two to five years from date of grant) were not deemed substantive as the awards are effectively contingent upon a corporate transaction or initial public offering.  Due to such contingency, the Company has deemed the awards to be variable awards under APB 25 and as a result, the Company will be required to recognize a compensation charge based on the intrinsic value of the options when and if such contingent events occur in the future.

8.  Supplemental Disclosures of Cash Flow Information

	2003	2002	2001
Cash paid during the year ending December 31:
Interest	$1,241	$ 994	$ 765
Income taxes	266	25	-

Non-cash investing and financing activities:
Issuance of common stock for acquisition	$ -	$1,329	$ -

9.  Segment Information

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

Summarized segment information for continuing operations for the years ended December 31, 2003, 2001 and 2000 is as follows:

Year Ended December 31, 2003	Core Business	eCOST.com	OnSale.com	Consolidated
Net sales	$865,530	$110,042	$14	$975,586
Gross profit	114,714	12,067	14	126,795
Operating income (loss)	6,363	683	(1,023)	6,023

Year Ended December 31, 2002	Core Business	eCOST.com	OnSale.com	Consolidated
Net sales	$774,621	$88,209	$ -	$862,830
Gross profit	85,223	7,867	-	93,090
Operating income (loss)	3,801	804	(267)	4,338

Year Ended December 31, 2001	Core Business	eCOST.com	OnSale.com	Consolidated
Net sales	$633,406	$84,677	$ -	$718,083
Gross profit	71,256	7,716	-	78,972
Operating income (loss)	4,762	435	-	5,197

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

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. ("PBS"), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands. Under the terms of the asset purchase agreement, the Company acquired PBS' customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory. In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock valued at approximately $1.3 million to PBS and agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business.  As a result of the acquisition, the Company recorded approximately $804 of goodwill, and $200 of definite-lived intangible assets with amortizable lives between three and six years.  Through December 31, 2003 the Company estimated additional purchase price consideration of $57 resulting from the earn-out.  The Company operates the acquired business as ClubMac, and considers this business to be a part of the Core Business segment.  The acquisitions of Club Mac and Wareforce were intended to positively affect and enhance the Company's current Corporate and consumer sales and earnings.

The following table presents unaudited pro forma information as if the acquired businesses had been combined with the Company at the beginning of 2002.  The unaudited pro forma information is not necessarily indicative of future combined operating results. The actual results of the acquired businesses since the respective dates of the acquisitions are included in the Company's Consolidated Statement of Operations.

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

PC MALL, INC.

QUARTERLY FINANCIAL INFORMATION

(unaudited, in thousands, except per share data)

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$234,796	$218,862	$231,996	$289,932
Gross profit	28,865	30,702	32,226	35,002
Net income	291	945	702	1,105

Basic earnings per share	$0.03	$0.09	$0.07	$0.10
Diluted earnings per share	$0.03	$0.08	$0.06	$0.09

	2002
	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$191,505	$204,944	$230,075	$236,306
Gross profit	19,869	22,493	24,682	26,046
Income before cumulative effect of change in accounting principle	356	456	764	5,373
Cumulative effect of change in accounting principle	(6,801)	-	-	-
Net income (loss)	(6,445)	456	764	5,373

Basic earnings (loss) per share	$(0.62)	$0.04	$0.07	$0.50
Diluted earnings (loss) per share	$(0.59)	$0.04	$0.07	$0.48

(1) Quarterly financial information for the first quarter of 2002 includes the effect of a change in accounting principle, net of tax, upon adoption of SFAS 142, "Goodwill and Other Intangible Assets" in 2002.

SCHEDULE II

PC MALL, INC.

Valuation and Qualifying Accounts

For the years ended December 31, 2003, 2002, and 2001

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deduction from Reserves	Balance at End of Year
Allowance for doubtful accounts for the year ended:
December 31, 2001	$ 1,162	$ 2,789	$(1,611)	$ 2,340
December 31, 2002	2,340	2,000	(2,594)	1,746
December 31, 2003	1,746	2,310	(1,992)	2,064

Reserve for inventory for the year ended:
December 31, 2001	1,107	1,554	(1,689)	972
December 31, 2002	972	2,846	(3,045)	773
December 31, 2003	773	1,650	(917)	1,506

Deferred tax asset valuation allowance for the year ended:
December 31, 2001	6,510	-	(1,650)	4,860
December 31, 2002	4,860	-	(4,860)	-
December 31, 2003	-	-	-	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on March 29, 2004.

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

Signature	Title	Date

/s/ FRANK F. KHULUSI Frank F. Khulusi	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2004

/s/ THEODORE R. SANDERS Theodore R. Sanders	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ THOMAS MALOOF Thomas Maloof	Director	March 29, 2004

/s/ RONALD B. RECK Ronald B. Reck	Director	March 29, 2004

/s/ MARK C. LAYTON Mark C. Layton	Director	March 29, 2004

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
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
10.49
Third Amendment to Loan and Security Agreement, dated March 31, 2003, among Congress Financial Corporation and (Western), the Registrant and certain subsidiaries of the Registrant. (19)
21.1
Subsidiaries
23.1
Consent of PricewaterhouseCoopers LLP
31.1
Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2
Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1
Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2
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
(15)
Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.
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
(19)
Incorporated by reference to the Company's Annual Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003.

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-848, No. 333-76851, No. 333-79337, No. 333-82257, No. 333-38860, No. 333-66068, and No. 333-105620 of PC Mall, Inc. (formerly IdeaMall, Inc. and Creative Computers, Inc.) of our report dated March 12, 2004, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 30, 2004