Form 10-K/A
period 2003-12-31
PC MALL INC
filed 2004-04-29
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-25790

PC MALL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4518700
(State of incorporation)	(IRS Employer Identification No.)

2555 West 190th Street, Suite 201

Torrance, California  90504

(Address of principal executive offices, including ZIP code)

(310) 354-5600

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2003 was approximately $31.9 million. As of April 28, 2004, there were 10,942,164 shares of registrant's common stock outstanding.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PC MALL, INC.

TABLE OF CONTENTS

PART III

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Our Board of Directors

Set forth below is certain information, as of April 28, 2004, regarding the members of our board of directors. Each of our directors holds office until our next annual meeting of stockholders, or until his successor is elected and qualified.

Name	Age	Position	Director Since
Frank F. Khulusi	37	Chairman of the Board, President and Chief Executive Officer	1987
Thomas A. Maloof (2)	52	Director	1998
Ronald B. Reck (1)(2)	55	Director	1999
Mark C. Layton (1)(2)	44	Director	2001

_______________

(1) Member of our compensation committee

(2) Member of our audit committee

Frank F. Khulusi is our co-founder (and co-founded our predecessor) and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987. Mr. Khulusi served as our President from our inception in 1987 until July 1999, and he resumed that office in March 2001. From July 1999 to September 1999, Mr. Khulusi served as President of Toytime, Inc., an online retailer of toys. In July 2000, a petition for involuntary bankruptcy was filed against Toytime under Chapter 11 of the United States Bankruptcy Code, which was dismissed by a federal bankruptcy court in November 2000.

Thomas A. Maloof has served as one of our directors since May 1998. Since January 2001, Mr. Maloof has served as the Chief Financial Officer of HMC, Inc., a hospitality company. From February 1998 to November 2000, Mr. Maloof served as President of Perinatal Practice Management, Inc. From September 1997 until February 1998, Mr. Maloof served as Chief Financial Officer of Prospect Medical Holdings. From January 1995 until September 1997, Mr. Maloof was the Chief Executive Officer of Prime Health of Southern California.

Ronald B. Reck has served as one of our directors since April 1999. Mr. Reck was employed by Applebee's International from 1987 to 1997, serving most recently as Executive Vice President and Chief Administrative Officer. Since 1998, Mr. Reck has served as President and Chief Executive Officer of Joron Properties, LLC, a real estate company.

Mark C. Layton has served as one of our directors since May 2001. Mr. Layton is currently Chairman, President and Chief Executive Officer of PFSweb, Inc., a provider of business process outsourcing services. From 1988 through 2000, Mr. Layton served in various roles at Daisytek International, a global distributor of office consumables and computer supplies, most recently as President, Chief Executive Officer and Chief Operating Officer, and also served as Chairman of the Board of Daisytek from September 1999 to October 2000. Prior to joining Daisytek, Mr. Layton was a management consultant with Andersen Consulting (Accenture) for eight years, specializing in wholesale and retail distribution and technology. Mr. Layton also serves as an Associate Editor for the Center for Cycle Time Research at the University of Memphis, and serves on the Dean's Advisory Council at Northern Arizona University College of Business Administration.

Identification of Our Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of our audit committee are Thomas A. Maloof, Mark C. Layton and Ronald B. Reck. Our board of directors has determined that each of the members of our audit committee is "independent" as that term is defined in Rule 10A-3 under the Exchange Act and is an "independent director" as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. Our board of directors has determined that each of Messrs. Layton and Maloof is an "audit committee financial expert" as that term is defined by SEC regulations.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.pcmall.com. Any amendment to or waiver from our Code of Business Conduct and Ethics as it applies to our executive officers or directors will also be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. Those officers, directors and ten percent stockholders are also required by the SEC's rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with except that: (i) Mr. Maloof filed two Form 4s late with respect to two transactions; (ii) Messrs. Layton and Reck filed a Form 4 late with respect to one transaction each; and (iii) Mr. Khulusi reported a gift late on Form 5.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer and our other three executive officers whose compensation exceeded $100,000 during the 2003 fiscal year. The individuals listed in the following tables are sometimes referred to as the "named executive officers."

Summary Compensation Table
		Annual Compensation (1)		Long-TermCompensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options (#)	All Other Compensation(2)
Frank F. Khulusi	2003	$600,000	$190,823	--	$2,438
President and Chief Executive Officer	2002	492,308	140,797	100,000	2,438
	2001	400,000	117,683	200,000	2,438

Theodore R. Sanders	2003	239,610	60,786	--	8,340(3)
Chief Financial Officer	2002	235,000	44,462	25,000	8,340(3)
	2001	235,000	49,831	40,000	8,340(3)

Daniel J. DeVries.	2003	254,904	39,606	--	11,444(4)
Executive Vice President, Marketing	2002	250,000	44,462	27,500(7)	16,048(5)
	2001	250,000	45,127	70,000(7)	13,456(6)

Kristin M. Rogers	2003	254,904	60,786	--	1,915
Executive Vice President, Enterprise	2002	250,000	44,462	27,500	1,875
Sales	2001	250,000	49,831	40,000	1,947

(1) The incremental cost to us of providing perquisites and other personal benefits during any indicated period did not exceed, as to any named executive officer, the lesser of $50,000 or 10% of the total salary and bonus paid to that named executive officer for the indicated period and, accordingly, is omitted from the table.

(2) Unless otherwise specified, the number constitutes our matching contributions under our 401(k) plan.

(3) Represents automobile allowance.

(4) Represents automobile allowance of $9,259 and 401(k) matching contributions of $2,185.

(5) Represents automobile allowance of $13,884 and 401(k) matching contributions of $2,164.

(6) Represents automobile allowance of $11,268 and 401(k) matching contributions of $2,188.

(7) Includes the following number of shares subject to options subsequently transferred pursuant to a divorce settlement: 4,763 shares from 2002 grants and 27,394 shares from 2001 grants.

Option Grants in Last Fiscal Year

No options to purchase shares of our common stock were granted to the named executive officers during fiscal year 2003. Further, no options to purchase stock of eCOST.com, Inc., our wholly-owned subsidiary, were granted to the named executive officers during fiscal year 2003.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The following table shows certain information about stock options held by the named executive officers on December 31, 2003. No options to purchase our common stock were exercised by the named executive officers in fiscal year 2003.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank F. Khulusi	354,167	95,833	$4,864,928	$1,367,662
Theodore R. Sanders	121,717	22,083	1,693,570	314,275
Daniel J. DeVries	262,133(2)	29,167	3,641,429	417,569
Kristin M. Rogers	81,458	36,042	943,056	435,969

(1)   Value based on the closing price of our common stock as reported on the Nasdaq National Market on December 31, 2003, which was $16.23, less the exercise price, times the number of shares issuable pursuant to such options.

(2)   Includes an aggregate of 128,828 shares subject to options that have been transferred pursuant to a divorce settlement.

The following table sets forth, for each of the named executive officers, certain information with respect to the value of unexercised options to purchase shares of eCOST.com common stock as of December 31, 2003.  No options to purchase eCOST.com common stock were exercised by the named executive officers during the 2003 fiscal year.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
Name	Exercisable	Unexercisable (2)	Exercisable	Unexercisable
Theodore R. Sanders	--	40,000	$ --	$230,000
Daniel J. DeVries	--	100,000	--	655,000

(1)   There was no public trading market for the common stock of eCOST.com as of December 31, 2003. Accordingly, the value of unexercised in-the-money options listed in the table has been calculated on the basis of $6.75 per share, which was the assumed fair value of the eCOST.com common stock at December 31, 2003, less the applicable exercise price per share, multiplied by the number of shares underlying such options.

(2)   The options to purchase eCOST.com common stock granted under the eCOST.com 1999 Stock Incentive Plan and reflected in this table are exercisable, even if vested, only upon the earlier to occur of an initial public offering of eCOST.com common stock, a merger or consolidation or disposition of all or substantially all of the assets of eCOST.com, or the lapse of five or seven years from the date of grant.

Compensation Committee Interlocks and Insider Participation

Messrs. Maloof, Layton and Reck served as members of our Compensation Committee during the last fiscal year. In March 2004, Mr. Reck replaced Mr. Maloof on the Compensation Committee. There are no Compensation Committee interlocks between us and other entities involving our executive officers and Board members who serve as executive officers of such companies.

Employment Agreements and Change-in-Control Arrangements

In January 1995, we entered into a three-year employment agreement with Frank F. Khulusi (the "Employment Agreement''). Although the original term of the Employment Agreement expired January 1, 1998, the Employment Agreement further provides for one-year automatic extensions if the Employment Agreement is not terminated by us or Mr. Khulusi. In 1997, the Employment Agreement provided for an annual base salary to Mr. Khulusi of $400,000. Effective July 1, 2002, the Compensation Committee amended the Employment Agreement to increase Mr. Khulusi's annual salary from $400,000 to $600,000. For further detail regarding Mr. Khulusi's current salary, see "Executive Compensation--Summary Compensation Table." The Employment Agreement also provides that Mr. Khulusi is entitled to certain severance benefits in the event that his employment is terminated by us "without cause'' or by Mr. Khulusi for "good reason'' or following a "change of control'' (all as defined in the Employment Agreement). In such cases, Mr. Khulusi would receive two times his salary and bonus for the preceding twelve months in a lump sum distribution following notice of termination.

In January 2000, we entered into an employment agreement with Kristin M. Rogers. Pursuant to this agreement, Ms. Rogers' compensation included (i) an annual base salary of $250,000 and (ii) an annual bonus of $125,000 based upon the achievement of annual goals mutually agreed upon by us and Ms. Rogers. In addition, we agreed to grant Ms. Rogers an option to purchase 400,000 shares of common stock of PCM.com Business Solutions, one our wholly owned subsidiaries, vesting at a rate of 25% per year on each anniversary date of the option (the "PCM Option"), and an option to purchase 50,000 shares of our common stock vesting over a period of four years (the "Company Option"). However, any exercise of the Company Option will result in the immediate and automatic termination of the entire PCM Option. Likewise, any exercise of the PCM Option will result in the immediate and automatic termination of the entire Company Option. The employment agreement also provides that in the event Ms. Rogers is terminated by us without cause (as defined in the employment agreement), upon the execution of a separation agreement satisfactory to us, Ms. Rogers is entitled to receive a severance payment equal to six months of her base compensation. Ms. Rogers' annual base salary was increased to $257,500 during fiscal year 2003. Additionally, instead of receiveing an annual bonus as set forth in her employment agreement, Ms. Rogers now participates in our executive bonus plan, which provides for bonus awards based upon the achievement of specified goals established depending upon the participant's function in the organization.

Upon the occurrence of (i) certain events resulting in a change of control of our company or (ii) certain major corporate transactions, all of the unvested stock options we have granted to the named executive officers will become fully vested and exercisable, subject to certain exceptions and limitations.

Compensation of Directors

During fiscal year 2003, we compensated each non-employee director a quarterly retainer of $4,000, plus $2,500 for each board meeting attended, and $1,000 for each committee meeting attended. Directors are eligible to participate in our 1994 Stock Incentive Plan. On October 16, 2003, we granted an option to purchase 6,000 shares of our common stock to each of Mark C. Layton, Thomas A. Maloof, and Ronald B. Reck. Each of the foregoing option grants were made under our 1994 Stock Incentive Plan, and the options were granted at $10.07 per share (which was the fair market value as of the date of grant), vest 50% per year over a 2-year period, and expire 10 years from the date of grant. On October 16, 2003, we increased our compensation for non-employee directors to provide for a quarterly retainer of $6,000, plus $2,500 for each board meeting attended, $1,000 for each committee meeting attended, and $500 for each telephonic meeting. In addition, our audit committee chairman will receive an annual retainer of $2,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 28, 2004 by: (i) each of the named executive officers; (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage ownership is based on an aggregate of 10,942,164 shares of our common stock outstanding on April 28, 2004. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is 2555 W. 190th Street, Torrance, California 90504.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
RS Investment Management Co. L.L.C. (1)	826,390	7.6%
Amre A. Youness(2)	622,000	5.7
Jonathan L. Kimmerling (3)	580,000	5.3
Directors and Executive Officers:
Frank F. Khulusi	2,944,041(4)	26.0
Daniel J. DeVries	147,239(5)	1.3
Theodore R. Sanders	130,883(6)	1.2
Kristin M. Rogers	103,542(7)	*
Mark C. Layton	13,750(8)	*
Thomas A. Maloof	28,750(9)	*
Ronald B. Reck	37,200(10)	*
All directors and executive officers as a group (7 persons)	3,405,405(11)	28.9%

* Less than 1%.

(1)   Based on information contained in the Schedule 13G filed February 18, 2004 by RS Investment Management Co. LLC, RS Investment Management, L.P., RS Diversified Growth Fund and G. Randall Hecht, each of RS Investment Management Co. LLC, RS Investment Management, L.P. and G. Randall Hecht have shared voting and dispositive power with respect to 826,390 shares of our common stock, and RS Diversified Growth Fund has shared voting and dispositive power with respect to 576,170 shares of our common stock. RS Investment Management Co. LLC is the parent company of registered investment advisers whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, our common stock. RS Investment Management, L.P. is a registered investment adviser and the investment adviser to RS Diversified Growth Fund, which is a registered investment company. RS Investment Management Co. LLC is the General Partner of RS Investment Management, L.P., and G. Randall Hecht is a control person of RS Investment Management Co. LLC and RS Investment Management, L.P. The address for RS Investment Management Co. LLC is 388 Market Street, Suite 200, San Francisco, California 94111.

(2)   The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.

(3)   The address for Mr. Kimerling is 2968 Cherokee Road, Mountain Brook, Alabama 35223.

(4)   Includes (i) 2,548,208 shares held by the Khulusi Family Revocable Trust dated November 3, 1993, and (ii) 395,833 shares underlying options which are presently vested or will vest within 60 days of April 28, 2004.

(5)   Includes 146,639 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2004.

(6)   Consists of 130,883 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2004.

(7)   Consists of 103,542 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2004.

(8)   Consists of 13,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2004.

(9)   Consists of 28,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2004.

(10)  Includes 28,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2004.

(11)  This figure includes an aggregate of 848,147 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2004.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2003:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,411,673	$4.01	1,453,610	(1)
Equity Compensation Plans Not Approved by Security Holders (2)	48,000	5.22	-
Total	2,459,673	$4.03	1,453,6105

(1)    Represents shares available for issuance under our 1994 Stock Incentive Plan as of December 31, 2003. The 1994 Stock Incentive Plan contains an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 1994 Stock Incentive Plan will increase by a number of shares equal to 3% of the outstanding shares on December 31 of the preceding year. On January 1, 2004, an additional 326,136 shares became available under this Plan pursuant to the evergreen provision.

(2)    On June 10, 1999, we granted options to purchase 15,000 and 30,000 shares of our common stock to Michael Assadi and Peter Zuiker, respectively. Each of the options were granted at an exercise price of $7.28125 per share (the fair market value on the date of the grant) and have a term of ten years. The options granted to Mr. Assadi vest in equal annual installments over a five year period, and the options granted to Mr. Zuiker vest in equal quarterly installments over a three year period. The options expire three months after termination of the option holder's employment with us. Upon the occurrence of certain events resulting in a change of control of our company or certain major corporate transactions, the options become fully vested and exercisable, subject to certain exceptions and limitations. With respect to these options granted to Messrs. Assadi and Zuiker, options to purchase a total of 18,000 shares of our common stock remained outstanding as of December 31, 2003. Further, in June 2003, we issued a warrant to purchase 30,000 shares of our common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five year term, and vests monthly over a one year period from the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2003, following the recommendation of an independent committee of the Board of Directors, we entered into a non-exclusive software licensing agreement with Evov Inc. for total consideration of $200,000, whereby we licensed certain software from Evov Inc. Sam U. Khulusi is the controlling shareholder of Evov Inc., and is the brother of Frank F. Khulusi, our Chairman, President and Chief Executive Officer.

We have entered into indemnification agreements with each of our current directors and executive officers that provide the maximum indemnity available to directors and officers under Section 145 of the Delaware General Corporation Law and our certificate of incorporation, as well as certain procedural protections. We have also entered into transactions with certain of our directors and officers, as described under the heading "Executive Compensation."

Sam U. Khulisi, the brother of Frank F. Khulusi, was employed by OnSale, Inc., a wholly-owned subsidiary of our company, in fiscal year 2003 and earned and/or received compensation in the amount of $200,770. Simon Abuyounes, the brother-in-law of Frank F. Khulusi, was employed by AF Services, Inc., a wholly-owned subsidiary of our company, in fiscal year 2003 and earned and/or received compensation in the amount of $265,885.  Further, on November 21, 2003, the Company granted Mr. Abuyounes 20,000 shares at a exercise price of $12.65.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for professional services it rendered to us for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those years, was $289,320 in 2002 and $304,000 in 2003.

Audit-Related Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal year 2003 and fiscal year 2002 for assurance or related services regarding the performance of its audit or review of our financial statements, other than those reported above under the caption "Audit Fees," was $41,900 and $13,475, respectively. For fiscal year 2003, the fees were related to services performed in connection with audits of our subsidiaries and for accounting research, and the fees for fiscal year 2002 were related to consultation concerning financial accounting and reporting standards, and proposed business transactions.

Tax Fees

PricewaterhouseCoopers LLP did not provide us, or bill us for, any professional services rendered for tax compliance, tax advice or tax planning in the last two fiscal years.

All Other Fees

PricewaterhouseCoopers LLP did not provide us, or bill us for, any products or services in the last two fiscal years, other than the services performed in connection with the fees reported under the captions "Audit Fees" and "Audit-Related Fees" above.

Audit Committee Pre-Approval Policy

The audit committee of our board of directors has adopted a policy requiring that all services provided to us by our independent auditors be pre-approved by the audit committee. The policy pre-approves specific types of services that the independent auditors may provide us if the types of services do not exceed specified cost limits. Any type of service that is not clearly described in the policy, as well as any type of described service that would exceed the pre-approved cost limit set forth in the policy, must be explicitly approved by our audit committee prior to any engagement with respect to that type of service. Our audit committee reviews the pre-approval policy and establishes fee limits annually, and may revise the list of pre-approved services from time to time.

Additionally, our audit committee delegated to its chairman the authority to explicitly pre-approve engagements with our independent auditors, provided that any pre-approval decisions must be reported to our audit committee at its next scheduled meeting. If explicit pre-approval is required for any service, our Chief Financial Officer and our independent auditor must submit a joint request to the audit committee, or its authorized delegate, describing in detail the specific services proposed and the anticipated costs of those services, as well as a statement as to whether and why, in their view, providing those services will be consistent with the SEC's rules regarding auditor independence.

During fiscal year 2003, approximately 3% of the fees paid to PricewaterhouseCoopers LLP for the services described above under the caption "Audit-Related Fees" were made pursuant to the de minimis exception provided under Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following consolidated financial statements are filed as part of this report:

(a) (1) Consolidated Financial Statements. See Consolidated Financial Statements beginning on page F-1.

(2) Financial Statement Schedules. See Schedule II, Valuation and Qualifying Accounts which follow the Consolidated Financial Statements.

(3) Exhibits.

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.1(A)	Certificate of Amendment of Certificate of Incorporation, dated June 1, 2000 (13)
3.1(B)	Certificate of Amendment of Certificate of Incorporation, dated June 19, 2001 (14)
3.1(C)	Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 13, 2002 (16)
3.2	Amended and Restated Bylaws (13)
10.1*	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (17)
10.2*	Employment Agreement dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (1)
10.18*	Directors' Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (7)
10.25

Industrial Lease Agreement between Corporate Estates, Inc. and Creative Computers, Inc. dated September 15, 1995 for the premises located at 4515 E. Shelby Drive, Memphis, Tennessee, filed in connection with the Registrant's 10-Q for the quarter ended September 30, 1995 (4)

10.28

Authorized Apple Dealer U.S. Sales Agreement dated August 29, 1996; Authorized Apple Catalog Reseller Sales Agreement dated August 29, 1996; Dealer Apple Authorized Service Provider Agreement dated August 29, 1996; Apple Corporate Alliance Program Addendum to the Authorized Apple Dealer Sales Agreement dated August 29, 1996 (4)

10.35	Separation and Distribution Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998, as amended (7)
10.37(A)	Tax Indemnification and Allocation Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998, as amended (8)
10.37(B)	Amendment No. 1 to the Tax Indemnification and Allocation Agreement by and among uBid, Creative Computers and CMGI, Inc., dated as of February 9, 2000 (9)
10.38	Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of July 1, 1998 (6)
10.41(A)	Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of December 1, 1999 (12)
10.41(B)	Amendment No. 1 to the Sublease Agreement between the Registrant and uBid, Inc., dated as of February 1, 2001(18)
10.43	Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and its subsidiaries (13)
10.44	Agreement for Wholesale Financing dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and its subsidiaries (13)
10.45*	Employment Agreement dated January 20, 2000 between the Registrant and Kristin M. Rogers.(18)
10.46	Form of Lease Agreement between the Registrant and Anderson-Tully Company, dated April 6, 2002 for the premises located at 4715 E. Shelby Drive, Memphis, TN. (15)
10.47

First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2002, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant. (16)

10.48	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (19)
10.49	Third Amendment to Loan and Security Agreement, dated March 31, 2003, among Congress Financial Corporation and (Western), the Registrant and certain subsidiaries of the Registrant. (20)
21.1**	Subsidiaries (21)
23.1**	Consent of PricewaterhouseCoopers LLP
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1**	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	The referenced exhibit is a compensatory contract, plan or arrangement.
**	Previously filed with the Registrant's Form 10-K for the fiscal year ended December 31, 2003.
(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
(2)	Intentionally omitted.
(3)	Intentionally omitted.
(4)	Incorporated by reference to the Registrant's 1996 Form 10-K, filed with the SEC on March 31, 1997.
(5)	Intentionally omitted.
(6)	Incorporated by reference to the Registration Statement on Form S-1 of uBid, Inc. (File No. 333-58477), on file with the SEC.
(7)	Incorporated by reference to the Registant's Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 16, 1999.
(8)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999, filed with the SEC on May 17, 1999.
(9)	Incorporated by reference to the Annual Report on 10-K of uBid, Inc. (SEC File No. 000-25119) for the year ended December 31, 1999.
(10)	Intentionally omitted.
(11)	Intentionally omitted.
(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 1999, filed with the SEC on March 30, 2000.
(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2000, filed with the SEC on March 30, 2001.
(14)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.
(15)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.
(16)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002.
(17)	Incorporated by reference to the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the SEC on June 24, 2002
(18)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2001, filed with the SEC on April 1, 2002.
(19)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 21, 2002, filed with the SEC on March 31, 2003.
(20)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003.
(21)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-27590, for the year ended December 31, 2003, filed with the SEC on March 30, 2004.

(b) Reports on Form 8-K:

Although we did not file any reports on Form 8-K during the fourth quarter of fiscal 2003, we furnished to the SEC a report on form 8-K on October 28, 2003 (pursuant to Item 12 of Form 8-K) disclosing an earnings announcement of our financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC MALL, INC.

Date: April 29, 2004	By:	/s/ FRANK F. KHULUSI Frank F. Khulusi Chairman of the Board, President and Chief Executive Officer

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.1(A)	Certificate of Amendment of Certificate of Incorporation, dated June 1, 2000 (13)
3.1(B)	Certificate of Amendment of Certificate of Incorporation, dated June 19, 2001 (14)
3.1(C)	Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 13, 2002 (16)
3.2	Amended and Restated Bylaws (13)
10.1*	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (17)
10.2*	Employment Agreement dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (1)
10.18*	Directors' Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (7)
10.25

Industrial Lease Agreement between Corporate Estates, Inc. and Creative Computers, Inc. dated September 15, 1995 for the premises located at 4515 E. Shelby Drive, Memphis, Tennessee, filed in connection with the Registrant's 10-Q for the quarter ended September 30, 1995 (4)

10.28

Authorized Apple Dealer U.S. Sales Agreement dated August 29, 1996; Authorized Apple Catalog Reseller Sales Agreement dated August 29, 1996; Dealer Apple Authorized Service Provider Agreement dated August 29, 1996; Apple Corporate Alliance Program Addendum to the Authorized Apple Dealer Sales Agreement dated August 29, 1996 (4)

10.35	Separation and Distribution Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998, as amended (7)
10.37(A)	Tax Indemnification and Allocation Agreement by and between Creative Computers, Inc. and uBid, Inc., dated as of December 7, 1998, as amended (8)
10.37(B)	Amendment No. 1 to the Tax Indemnification and Allocation Agreement by and among uBid, Creative Computers and CMGI, Inc., dated as of February 9, 2000 (9)
10.38	Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of July 1, 1998 (6)
10.41(A)	Sublease Agreement between Creative Computers, Inc. and uBid, Inc., dated as of December 1, 1999 (12)
10.41(B)	Amendment No. 1 to the Sublease Agreement between the Registrant and uBid, Inc., dated as of February 1, 2001(18)
10.43	Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and its subsidiaries (13)
10.44	Agreement for Wholesale Financing dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and its subsidiaries (13)
10.45*	Employment Agreement dated January 20, 2000 between the Registrant and Kristin M. Rogers.(18)
10.46	Form of Lease Agreement between the Registrant and Anderson-Tully Company, dated April 6, 2002 for the premises located at 4715 E. Shelby Drive, Memphis, TN. (15)
10.47

First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2002, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant. (16)

10.48	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (19)
10.49	Third Amendment to Loan and Security Agreement, dated March 31, 2003, among Congress Financial Corporation and (Western), the Registrant and certain subsidiaries of the Registrant. (20)
21.1*	Subsidiaries (21)
23.1*	Consent of PricewaterhouseCoopers LLP
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1 *	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	The referenced exhibit is a compensatory contract, plan or arrangement.
**	Previously filed with the Registrant's Form 10-K for the fiscal year ended December 31, 2003.
(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
(2)	Intentionally omitted.
(3)	Intentionally omitted.
(4)	Incorporated by reference to the Registrant's 1996 Form 10-K, filed with the SEC on March 31, 1997.
(5)	Intentionally omitted.
(6)	Incorporated by reference to the Registration Statement on Form S-1 of uBid, Inc. (File No. 333-58477), on file with the SEC.
(7)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 16, 1999.
(8)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999, filed with the SEC on May 17, 1999.
(9)	Incorporated by reference to the Annual Report on 10-K of uBid, Inc. (SEC File No. 000-25119) for the year ended December 31, 1999.
(10)	Intentionally omitted.
(11)	Intentionally omitted.
(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 1999, filed with the SEC on March 30, 2000.
(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2000, filed with the SEC on March 30, 2001.
(14)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.
(15)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.
(16)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002.
(17)	Incorporated by reference to the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the SEC on June 24, 2002
(18)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2001, filed with the SEC on April 1, 2002.
(19)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-25790, for the year ended December 21, 2002, filed with the SEC on March 31, 2003
(20)	Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003.
(21)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, File Number 0-27590, for the year ended December 31, 2003, filed with the SEC on March 30, 2004.