Form 10-Q
period 2004-03-31
PC MALL INC
filed 2004-05-12
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2004

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

There were 10,942,164 outstanding shares of Common Stock at May 5, 2004.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC MALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31, 2004 (unaudited)	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,023	$7,819
Accounts receivable, net of allowance for doubtful accounts	77,585	71,401
Inventories	68,944	80,542
Prepaid expenses and other current assets	4,276	3,909
Deferred income taxes	3,578	3,578
Total current assets	160,406	167,249

Property and equipment, net	10,623	10,438
Goodwill	1,355	861
Deferred income taxes	9,464	9,269
Other assets	1,228	1,353
	$183,076	$189,170
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$78,072	$83,856
Accrued expenses and other current liabilities	15,321	15,869
Deferred revenue	11,454	12,100
Line of credit	26,657	26,202
Notes payable - current	1,000	1,000
Total current liabilities	132,504	139,027

Notes payable	-	250
Total liabilities	132,504	139,277

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 30,000,000 shares authorized; 11,234,707 and 11,165,399 shares issued; and 10,940,507 and 10,871,199 shares outstanding, respectively	11	11
Additional paid-in capital	78,576	78,032
Treasury stock at cost: 294,200 shares	(1,015)	(1,015)
Translation adjustment	-	1
Retained earnings (accumulated deficit)	(27,000)	(27,136)
Total stockholders' equity	50,572	49,893
	$183,076	$189,170

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2004	2003
Net sales	$278,123	$234,797
Cost of goods sold	242,866	205,931
Gross profit	35,257	28,866
Selling, general and administrative expenses	26,972	24,021
Selling, general and administrative expenses related to non-cash compensation expense	69	-
Advertising, net in 2003	7,594	4,193
Income from operations	622	652
Interest expense, net	401	188
Income before income taxes	221	464
Income tax provision	85	172
Net income	$136	$292

Earnings per share
Basic earnings per share	$0.01	$0.03
Diluted earnings per share	$0.01	$0.03

Weighted average shares outstanding
Basic weighted average number of shares outstanding	10,891	10,598
Diluted weighted average number of shares outstanding	12,089	11,124

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

			Common Stock	Additional Paid-in Capital	Treasury Stock	Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total
	Common Shares
	Issued	Outstanding
Balance at December 31, 2003	11,165	10,871	$ 11	$ 78,032	$ (1,015)	$ 1	$ (27,136)	$ 49,893
Stock option exercises, including related income tax benefit	70	70	-	544	-	-	-	544
Translation adjustment	-	-	-	-	-	(1)	-	(1)
Net Income	-	-	-	-	-	-	136	136
Balance at March 31, 2004	11,235	10,941	$ 11	$ 78,576	$(1,015)	$ -	$ (27,000)	$ 50,572

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$136	$292
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	770	1,084
Deferred income tax provision	85	172
Selling, general and administrative expenses related to non-cash compensation expense	69	294
Gain on sale of fixed assets	2
Changes in assets and liabilities:
Accounts receivable	(6,184)	(3,533)
Inventories	11,598	1,837
Prepaid expenses and other current assets	(366)	856
Other assets	25	51
Accounts payable	(5,783)	(6,704)
Accrued expenses and other current liabilities	(1,111)	(1,136)
Deferred revenue	(646)	(2,417)
Total adjustments	(1,541)	(22,163)

Net cash used in operating activities	(1,405)	(21,871)

Cash flows from investing activities:
Purchase of property and equipment	(833)	(1,096)

Net cash used in investing activities	(833)	(1,096)

Cash flows from financing activities:
Payments for deferred financing costs	(25)	(102)
Decrease in book overdraft	(1)	(12,373)
Payments under notes payable	(250)	(167)
Net borrowings under line of credit	455	19,688
Principal payments of obligations under capital leases	-	(108)
Repurchase of common stock	-	(308)
Proceeds from stock issued under stock option plans	264	-
Net cash provided by financing activities	443	19,003

Effect of foreign currency on cash flow	(1)	-

Net decrease in cash and cash equivalents	(1,796)	(3,964)
Cash and cash equivalents:
Beginning of period	7,819	11,422
End of period	$6,023	$7,458

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.       Basis of Presentation

The consolidated interim financial statements include the accounts of PC Mall, Inc., a Delaware corporation, (formerly IdeaMall, Inc. and Creative Computers, Inc.) and its wholly owned subsidiaries (collectively, the "Company") and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting solely of normal recurring items necessary for a fair statement of the financial position of the Company at March 31, 2004 and December 31, 2003 and the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Reclassifications

Certain reclassifications have been made to the 2003 financial statement amounts to conform to the 2004 presentation.

2.       Recent Accounting Pronouncements

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations.  Adoption of EITF 02-16 was required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  As a result of the adoption of EITF 02-16, the Company recorded $6.2 million and $3.6 million of advertising funding as a reduction of cost of sales for the quarters ended March 31, 2004 and 2003, respectively, which would have previously been netted against advertising expense.

 3.      Net income per share

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

	Three months ended
	March31,
	2004	2003

Net income	$136	$292

Weighted average shares - Basic	10,891	10,598
Effect of dilutive stock options and warrants (a)	1,198	526
Weighted average shares - Diluted	12,089	11,124

Earnings per share - Basic	$0.01	$0.03
Earnings per share - Diluted	$0.01	$0.03

(a)  Potential common shares of 0 and 776,218 for the quarters ended March 31, 2004 and 2003, respectively, have been excluded from the earnings per share computations because the effect of their inclusion would be anti-dilutive.

4.       Segment Information

The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, comprised of Corporate, Public Sector, Inbound Catalog and other sales, collectively referred to as the "Core Business", 2) a multi-category online discount retailer of new, refurbished and close-out products under the eCOST.com brand, and 3) an online marketplace/auction business under the OnSale.com brand.  The OnSale.com segment, which was previously reported as part of the Core Business, was established as a new segment beginning in the third quarter of 2003, and prior period amounts have been adjusted to reflect the new presentation.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes.

Summarized segment information for continuing operations for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

Three months ended March 31, 2004	Core Business	eCOST.com	OnSale.com	Consolidated
Net sales	$239,790	$38,325	$8	$278,123
Gross profit	31,200	4,049	8	35,257
Income from operations	1,207	(273)	(312)	622

Three months ended March 31, 2003	Core Business	eCOST.com	OnSale.com	Consolidated
Net sales	$210,880	$23,917	$-	$234,797
Gross profit	26,176	2,690	-	28,866
Income from operations	715	118	(181)	652

5.         Stock-Based Compensation

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

In June 2003, the Company issued a warrant to purchase 30,000 shares of the Company's common stock to a consulting firm for investor and public relations services.  The warrant was issued at an exercise price of $3.99 with a five-year term, and vests monthly over a one year period from the date of grant.  The Company valued the warrant at fair value (in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation") based on a Black-Scholes fair value calculation.  The warrant was valued at the date of grant and will be re-measured at fair value at each subsequent reporting period, and changes in value will be recorded over the twelve month performance period of the warrant.  The Company recorded an expense of approximately $0.1 million for the first quarter of 2004 in connection with the issuance of this warrant.

Had compensation cost on all grants been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except per share amounts).

	Three months ended
	March 31,
	2004	2003
Net income (as reported)	$136	$292
Less: compensation expense as determined under SFAS 123, net of related taxes	(402)	(269)
Add stock-based employee compensation expense included in reported net income, net of related taxes	43	-
Pro forma net income (loss)	$(223)	$23

Basic earnings per share (as reported)	$0.01	$0.03
Basic earnings (loss) per share (pro forma)	$(0.02)	$0.00

Diluted earnings per share (as reported)	$0.01	$0.03
Diluted earnings (loss) per share (pro forma)	$(0.02)	$0.00

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2004	2003
Risk free interest rates	3.81%	3.60%
Expected dividend yield	none	none
Expected lives	7 yrs.	7 yrs.
Expected volatility	116%	128%

The weighted average grant date fair values of options granted under the Plans for the three months ended March 31, 2004 and 2003 were $13.59 and $2.92, respectively.

eCOST.com 1999 Stock Incentive Plan

In 1999, eCOST.com adopted its 1999 Stock Incentive Plan.   As of March 31, 2004, options to purchase an aggregate of 662,000 shares of eCOST.com common stock were outstanding at a weighted average exercise price of $5.67.  The options have terms that (i) restrict exerciseability based on the earlier of a corporate transaction involving eCOST.com (e.g. a merger or consolidation or disposition of all or substantially all of the assets of eCOST.com) as defined, an initial public offering by eCOST.com or the lapse of a five or seven year period from date of grant, and (ii) for certain awards, provide repurchase rights to eCOST.com at the original exercise price in the event of employee termination, which right terminates in the event of a corporate transaction or initial public offering.  No options were exercisable at March 31, 2004 or for any prior year, and the time-based vesting terms (generally two to five years from the date of grant) were not deemed substantive as the awards are effectively contingent upon a corporate transaction or initial public offering of eCOST.com.  Due to such contingency, the Company has deemed the awards to be variable awards under APB 25 and as a result, the Company will be required to recognize a compensation charge based on the intrinsic value of the options when and if such contingent events occur in the future.

6.         Supplemental Disclosure of Non-cash Transactions

	Three months ended March 31,
	2004	2003
Earnout provision pursuant to Pacific Business Systems acquisition	494	57

7.           eCOST.com Initial Public Offering

On May 5, 2004, eCOST.com, Inc., a wholly-owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission for a proposed public offering of its common stock.  Following the initial public offering, the Company will own no less than 80.1% of the common stock of eCOST.com (assuming full exercise of the underwriters' over-allotment option). The registration statement is being reviewed by the SEC and there can be no assurance as to when or if the initial public offering of eCOST.com will be completed. The Company has announced that it intends to distribute the remaining shares of eCOST.com to the Company's stockholders approximately six months following completion of the initial public offering. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions, including, among other things, the receipt of a favorable opinion of the Company's tax counsel as to the tax-free nature of the distribution for U.S. federal income tax purposes. As a result, the distribution may not occur at the contemplated time and may not occur at all.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Developments

 PC Mall, Inc. through its subsidiaries (the "Company"), is a leading rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products.  The Company's headquarters is in Torrance, California.  The Company offers products to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force, and three retail showrooms.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov and eCOST.com brands; its worldwide web sites on the Internet: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, and ecost.com; and other promotional materials.  The Company also operates OnSale.com, an online marketplace and auction, which was formally launched in October 2003.

The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, comprised of Corporate, Public Sector, Inbound Catalog and other sales, collectively referred to as the "Core Business"; 2) a multi-category online discount retailer of new, refurbished, and close-out products under the eCOST.com brand; and 3) an online marketplace/auction business under the OnSale.com brand.  Beginning in the first quarter of 2003, the Company integrated its eLinux segment into the Core Business segment.  The OnSale.com segment, which was previously reported as part of the Core Business, was established as a new segment beginning in the third quarter of 2003, and prior period amounts have been adjusted to reflect the new presentation.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes.

Company management regularly reviews its performance using a variety of financial and non-financial metrics including, but not limited to, sales, shipments, average order size, gross margin, co-op advertising revenues, advertising expense, personnel costs, sales account executive productivity, accounts receivables aging, inventory turnover, liquidity, and cash resources.  Company management compares the various metrics against goals and budgets, and takes appropriate action to enhance Company performance.

The Company plans to continue to focus efforts on increasing market share by investing in the growth, training, and retention of its Outbound sales force.  This strategy is expected to result in increased expenses associated with the infrastructure and training necessary to achieve those goals, which could have an impact on profitability in the near term.

In 2003, the Company established a Canadian call center serving the U.S. market.  The Canadian call center had a net cost to the Company of $0.6 million in the three months ended March 31, 2004.  The Company believes that the Canadian call center allows it to access an abundant, highly educated labor pool and provides cost advantages from the currency exchange rate differences as well as a government labor subsidy that extends through approximately the end of 2007.

 In June 2002, the Company formed Onsale, Inc. as a wholly-owned subsidiary.  The Company acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002.  In October 2003, the Company formally launched OnSale.com, an online marketplace including auctions.  The OnSale.com website has been rebuilt on a technology platform using the latest .NET solutions.  As of March 31, 2004, the Company has invested approximately $0.9 million in capital expenditures and software development costs in connection with its OnSale.com business.  As OnSale.com is a marketplace service, and is not itself a seller of the products sold on its website, the Company expects that in the foreseeable future, revenue through OnSale.com will be immaterial.

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

A substantial portion of the Company's business is dependent on sales of HP products, Apple and Apple-related products, and products of other vendors including IBM, Ingram Micro, Microsoft, Sony, and Tech Data. Products manufactured by HP represented 23% of the Company's net sales in the three months ended March 31, 2004.  Products manufactured by Apple represented 19% of the Company's net sales in the three months ended March 31, 2004.

Critical Accounting Policies and Estimates

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, as well as the disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates, and revisions to estimates are included in the Company's results for the period in which the actual amounts become known.

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

Revenue Recognition.  The Company adheres to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), issued by the staff of the Securities and Exchange Commission (the "SEC") as a revision to Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101").  While the wording of SAB 104 has revised the original SAB 101, "Revenue Recognition", the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured.  Under these guidelines, the majority of the Company's sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer.  For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

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

Allowance for Doubtful Accounts Receivable.  The Company maintains an allowance for doubtful accounts receivable based upon estimates of future collection.  The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history, and generally does not require collateral.  The Company regularly evaluates its customers' financial condition and credit and payment history in determining the adequacy of its allowance for doubtful accounts.  The Company also maintains an allowance for uncollectible vendor receivables which arise from vendor rebate programs, price protections and other promotions.  The Company determines the sufficiency of the vendor receivable allowance based upon various factors, including payment history.  Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs.  If estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowance may be required.

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

Coupon Redemption Rate Estimates.  The Company accrues monthly expense related to promotional coupon rebates based upon the quantity of eligible orders transacted during the period and the estimated redemption rate.  The estimated expense is accrued and presented as a reduction of net sales.  The estimated redemption rates used to calculate the accrued coupon expense and related coupon liability are based upon historical redemption experience rates for similar products or coupon amounts.  Estimated redemption rates and the related coupon expense and liability are regularly adjusted as actual coupon redemptions for the program are processed.  If actual redemption rates are greater than anticipated, additional expense may be incurred.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Consolidated net sales for the quarter ended March 31, 2004 were $278.1 million, an increase of $43.3 million, or an 18% increase over last year's first quarter net sales of $234.8 million.  Core Business sales for the quarter were $239.8 million, an increase of $28.9 million over the prior year's first quarter, with Corporate sales for the quarter growing 36% and PC Mall Gov sales growing 17% compared to the prior year's first quarter, partially due to a 44% increase in combined account manager headcount in those units. This growth was offset by a decline in the Core Business catalog sales of 15% for the first quarter of 2004 compared to prior year's first quarter.  eCOST.com sales for the quarter were $38.3 million, an increase of $14.4 million, or 60% over the prior year's first quarter.  This increase for eCOST.com is due primarily to increased sales to business customers as a result of an expanded business customer sales-force, and shipping promotions.  For the quarter ended March 31, 2004, sales of HP and Apple products represented 23% and 19% of consolidated net sales, compared to 21% and 20%, respectively, in the prior year's comparable period.  OnSale.com net sales for the first quarter of 2004 were insignificant, and therefore have no meaningful comparison to the prior year's quarter.

Consolidated gross profit was $35.3 million for the three months ended March 31, 2004, an increase of $6.4 million, or 22%, over the prior year's comparable quarter.  For the Core Business, gross profit was $31.2 million, an increase of $5.0 million, or 19% over the prior year's first quarter gross profit.  For eCOST.com, gross profit for the first quarter of 2004 was $4.0 million, an increase of $1.4 million, or 51% from the prior year's first quarter.  The gross profit increases in the first quarter of 2004 included the impact of EITF 02-16 in the prior year which resulted in approximately $2.6 million of vendor consideration being classified as advertising in the first quarter of 2003 but classified as cost of goods sold in the first quarter of 2004.  For the Core Business and eCOST.com segments, the effect EITF 02-16 on the prior year accounted for $2.4 million and $0.2 million of the segment gross profit increases.  As of March 31, 2004 nearly all vendor consideration is recorded as an offset to cost of goods sold.  As a percentage of net sales, consolidated gross profit for the three months ended March 31, 2004 increased to 12.7% compared with 12.3% in the prior year's first quarter.  For the Core Business, gross profit as a percentage of net sales increased to 13.0% compared with 12.4% in the prior year's first quarter.  Gross profit as a percentage of net sales for eCOST.com decreased to 10.6% from 11.2% in the prior year's first quarter primarily due to lower margins on business sales, increased promotional activities such as the issuance of mail-in rebates and reduced shipping rates charged to customers, which was partially offset by the effect of EITF 02-16 as discussed above.  The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.   See "Impact of Recently Issued Accounting Standards" below for a discussion of the Company's adoption of EITF 02-16.

Consolidated selling, general, and administrative ("SG&A") expenses were $27.0 million for the three months ended March 31, 2004 (which includes a $0.1 million charge for non-cash stock compensation), representing an increase of $3.0 million, or 13% from the comparable period in the prior year.  As a percent of net sales, SG&A expenses decreased to 9.7% from 10.2% in the prior year.  For the Core Business, SG&A expenses in the first quarter of 2004 were $24.1 million, an increase of $2.2 million, or 10%, compared to the first quarter of the prior year.  As a percent of net sales, SG&A expenses for the Core Business decreased to 10.0% compared with 10.4% in the first quarter last year.  The Consolidated and Core Business increases were primarily due to expense of $0.6 million in connection with the Canadian call center initiative and increases in Corporate and Public Sector account manager headcount.  For eCOST.com, SG&A expenses in the first quarter of 2004 were $2.7 million, an increase of $0.7 million, or 36%, compared with the first quarter of the prior year.  As a percent of net sales, SG&A expenses for eCOST.com decreased to 7.0% in the first quarter of 2004 compared with 8.2% in the first quarter last year.  SG&A expenses for eCOST.com include $0.2 million in connection with obtaining audited 3-year financial statements, offset by operating leverage based on the 60% increase in sales compared to prior year's quarter.  For OnSale.com, SG&A expenses in the first quarter of 2004 were $0.3 million, an increase of $0.1 million, or 58% compared with the first quarter of the prior year.  OnSale.com sales for the first quarters of 2003 and 2004 were insignificant, and therefore comparisons as a percent of net sales are not meaningful.

Consolidated advertising expense for the first quarter of 2004 was $7.6 million, an increase of $3.4 million over the prior year's first quarter.  For the Core Business, advertising expense was $5.9 million compared to $3.6 million in the prior year's first quarter.  This increase is due to the effect of EITF 02-16 as described above.  For eCOST.com, advertising expense for the first quarter of 2004 was $1.7 million compared to $0.6 million in the comparable period in the prior year.  For eCOST.com, excluding the effect of EITF 02-16, advertising expenses increased by $0.9 million in the first quarter of 2004 compared to prior year's first quarter, as incremental advertising funds were spent to acquire new customers and for branding purposes.

Net interest expense for the three months ended March 31, 2004 increased to $0.4 million, from $0.2 million in the prior year's comparable quarter.  The increase in interest expense resulted from increased daily average borrowings on the Company's Line of Credit.

The Company recorded an income tax provision for the quarter ended March 31, 2004 of $0.1 million, down from $0.2 million in the comparable quarter in 2003.  The Company utilized an effective tax rate of 38.5% for the quarter ended March 31, 2004 and 37% for the quarter ended March 31, 2003.

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

As of March 31, 2004, the Company had cash and cash equivalents of $6.0 million and working capital of $27.9 million.  Inventory decreased $11.6 million to $68.9 million from December 31, 2003 as the Company sold through product accumulated at year-end resulting from strategic buying opportunities.  Accounts receivable increased $6.2 million to $77.6 million from December 31, 2003 resulting from increased business and governmental sales.  For the three months ended March 31, 2004, capital expenditures were $0.8 million versus $1.1 million for the comparable period last year.

In April 2004, the Company agreed to extend to its eCOST.com subsidiary a line of credit of up to $10.0 million for necessary working capital requirements arising from expenses and liabilities incurred by eCOST.com in the ordinary course of business. The Company's obligation under this line of credit will terminate upon the earlier to occur of (i) completion of an initial public offering ("IPO") of eCOST.com's common stock, (ii) the sale of all or substantially all of the assets or capital stock of eCOST.com, or (iii) June 30, 2005.

The Company maintains a $75 million, asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit") that commenced in March 2001.  In March 2003, the Line of Credit was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms for the Company.  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At March 31, 2004, the Prime Rate was 4.00%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  In May 2004, the Line of Credit was amended to provide for a conditional release of eCOST.com as a co-borrower and release of eCOST.com's assets as collateral, effective upon completion of eCOST.com's IPO.  The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount outstanding under the Flooring Facility is applied against the credit limit under the Line of Credit.  In April 2004, the Company extended the Flooring Facility through March 2005.  The Company did not draw any substantial amounts on the Flooring Facility during the three months ended March 31, 2004.  At March 31, 2004 and December 31, 2003, the Company had $26.7 million and $26.2 million of net working capital advances outstanding under the Line of Credit, respectively, and had no borrowings under the Flooring Facility included in accounts payable at either period ended.  The Company had $25.4 million available to borrow for working capital advances under the Line of Credit at March 31, 2004.  Loan availability under the Line of Credit fluctuates daily and is affected by many factors including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts.  The Company was in compliance with its financial covenants under the Line of Credit at March 31, 2004.  In connection with the Line of Credit, the Company signed a promissory note in March 2003 in the principal amount of $2 million, which bears interest at the prime rate, and will be repaid monthly over a two-year period.  As of March 31, 2004, $1.0 million was outstanding under the note.

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

Cash Flows.  Net cash used in operating activities were $1.4 million for the quarter ended March 31, 2004.  The primary factors that affected the Company's cash flow from operations were inventories, accounts receivable and accounts payable.  Inventory decreased $11.6 million in the quarter ended March 31, 2004 over prior year end, and inventory turns decreased to 14.9 from 18.1 in the quarter ended March 31, 2003.  Accounts receivable increased $6.2 million to $77.6 million during the quarter ended March 31, 2004.  Accounts payable and book overdraft decreased by a total of $5.8 million or 6.9%.  Net borrowings under the Line of Credit increased by $0.5 million in the three months ended March 31, 2004.

Inflation

Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the near future. There can be no assurances, however, that the Company's business will not be so affected by inflation.

Impact of Recently Issued Accounting Standards

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations.  Adoption of EITF 02-16 was required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  As a result of the adoption of EITF 02-16, the Company recorded $6.2 million and $3.6 million of advertising funding as a reduction of cost of sales for the quarters ended March 31, 2004 and 2003, respectively, which would have previously been netted against advertising expense.

Forward Looking Statements

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize, causing actual results to differ materially from the forward looking statements. Such statements include the statements regarding the Company's expectations, hopes or intentions regarding the future, including but not limited to statements regarding cash position; expense reductions; sales growth and market share; Corporate and Public sector sales initiatives; the effect of the Company's reinvestment in its sales force; recent acquisitions; the impact of the Company's Canadian call center on operating results; the prospects for the Company's OnSale.com and eCOST.com subsidiaries; seasonality; operating results for the first quarter and 2004 fiscal year; and the timing and completion of the initial public offering of eCOST.com and the distribution of eCOST.com common stock to the Company's stockholders. There can be no assurance that either the initial public offering of eCOST.com or the distribution of eCOST.com common stock by the Company will occur in the expected time frame or at all, as a result of a variety of reasons, including but not limited to market conditions, the satisfaction of conditions to the distribution, and the ability of the Company to obtain an opinion as to the tax free nature of the distribution.  There can be no assurance that the transition in the Company's business strategy to increasingly Corporate sales or outbound telemarketing sales models will be successful, that enhancements to Corporate and Public Sector account executive support or other actions by the Company will result in improved productivity, that the Company will remain profitable, that infrastructure investments in the Company's Corporate sales or outbound telemarketing will result in expanded market share, or that the Company will be profitable in 2004 or for the ensuing periods.  There also can be no assurance that the growth in Corporate sales will continue, that the Company's expansion of its Corporate and Public Sector sales force will increase sales sufficiently to offset costs, that Core Business sales, particularly Inbound Catalog sales, will rebound to historic levels, or that cost reductions, EBITDA or profitability for the Company's Core Business and eCOST.com will continue or improve.  There can also be no assurance that the Company will successfully integrate businesses acquired by the Company or that the Company will realize the potential synergies of such acquired businesses.   Increases in the percentage of direct sales by the Company's vendors could adversely affect the Company's business.  In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include: competition from companies either currently in the market or entering the market; competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer or Hewlett-Packard; the Company's reliance on Apple Computer, Hewlett-Packard, IBM, and other vendors; risks due to shifts in market demand and/or price erosion of owned inventory; general economic and computer industry conditions; uncertainties relating to the relationship of increases in account managers and productivity; increased expenses from online initiatives; the continued acceptance of the Company's distribution channel by vendors and customers; the timely availability and acceptance of new products; continuation of key vendor relationships and support programs; the continuing development, maintenance, and operation of the Company's information technology ("IT") and telephone systems; changes and uncertainties in economic conditions that could affect the rate of IT spending by the Company's customers; the ability of the Company to successfully operate its facility in Canada; changes in pricing by the Company's vendors; the timing and extent of repurchases under the Company's share repurchase program; inability to convert back orders to completed sales; the ability of the Company to hire and retain qualified sales account executives; the effects of natural disasters or geopolitical events on the Company or the general economy; dependence on key personnel; the effect of narrow gross operating margins on operating results; quarterly fluctuations in results; the ability of the Company to successfully expand into the public sector market; the Company's dependence on one or more shipping companies for delivery of products; the effect of increased postage, shipping or packaging costs; technological changes and inventory obsolescence; dependence on the continued viability of the Internet; volatility of the Company's stock price; and sales or use tax collection.  In addition, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.  This list of risk factors is not intended to be exhaustive.  Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled, "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments consist primarily of cash.  As of March 31, 2004, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

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

It is the Company's policy not to enter into derivative financial instruments, and the Company does not have any significant foreign currency exposure.  Therefore, the Company does not have significant overall currency exposure as of March 31, 2004.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

 In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company did not purchase any shares of its common stock during the three month period ended March 31, 2004. As of March 31, 2004, the Company has repurchased a total of 294,200 shares of its common stock at an average price of $3.45 per share, of which 254,200 shares were repurchased under the program, and 40,000 shares were purchased in a private transaction.

ITEM 5.  OTHER MATTERS

On May 5, 2004, eCOST.com, Inc., a wholly-owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission for a proposed public offering of its common stock.  Following the initial public offering, the Company will own no less than 80.1% of the common stock of eCOST.com (assuming full exercise of the underwriters' over-allotment option). The registration statement is being reviewed by the SEC and there can be no assurance as to when or if the initial public offering will be completed. The Company has announced that it intends to distribute the remaining shares of eCOST.com to the Company's stockholders approximately six months following completion of the initial public offering. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions, including, among other things, the receipt of a favorable opinion of the Company's tax counsel as to the tax-free nature of the distribution for U.S. federal income tax purposes. As a result, the distribution may not occur at the contemplated time and may not occur at all.

IITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number	Description
10.50	Fourth Amendment to Loan and Security Agreement, dated May 3, 2004, among Congress Financial Corporation and (Western), the Registrant and certain subsidiaries of the Registrant.
10.51	Wholesale Financing Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated March 17, 2003
10.52	First Amendment to Wholesale Financing Agreement Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated March 12, 2004
10.53	Second Amendment to Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated April 12, 2004
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K

1. Although we did not file any reports on Form 8-K during the quarter covered by this Report, we furnished to the SEC a report on Form 8-K on February 9, 2004 (pursuant to Item 12 of Form 8-K) disclosing an earnings announcement of our financial results for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2004		PC MALL, INC.

	By:	/s/ Ted Sanders Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.50	Fourth Amendment to Loan and Security Agreement, dated May 3, 2004, among Congress Financial Corporation and (Western), the Registrant and certain subsidiaries of the Registrant.
10.51	Wholesale Financing Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated March 17, 2003
10.52	First Amendment to Wholesale Financing Agreement Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated March 12, 2004
10.53	Second Amendment to Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated April 12, 2004
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002