Form 10-Q
period 2004-06-30
PC MALL INC
filed 2004-08-11
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2004

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

There were 11,173,632 outstanding shares of common stock at August 5, 2004.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC MALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2004 (unaudited)	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,344	$7,819
Accounts receivable, net of allowance for doubtful accounts	85,395	71,401
Inventories	62,640	80,542
Prepaid expenses and other current assets	2,984	3,909
Deferred income taxes	3,578	3,578
Total current assets	160,941	167,249

Property and equipment, net	10,156	10,438
Goodwill	1,355	861
Deferred income taxes	10,102	9,269
Other assets	2,227	1,353
Total assets	$184,781	$189,170
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$65,694	$83,856
Accrued expenses and other current liabilities	16,667	16,621
Deferred revenue	11,136	11,348
Line of credit	34,554	26,202
Notes payable - current	500	1,000
Total current liabilities	128,551	139,027

Notes payable	3,000	250
Total liabilities	131,551	139,277

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 30,000,000 shares authorized; 11,465,162 and 11,165,399 shares issued; and 11,170,962 and 10,871,199 shares outstanding, respectively	11	11
Additional paid-in capital	82,433	78,032
Deferred stock-based compensation	(1,906)	-
Treasury stock at cost: 294,200 shares	(1,015)	(1,015)
Translation adjustment	-	1
Retained earnings (accumulated deficit)	(26,293)	(27,136)
Total stockholders' equity	53,230	49,893
Total liabilities and stockholders' equity	$184,781	$189,170

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$270,496	$218,862	$548,620	$453,659
Cost of goods sold	235,773	188,160	478,639	394,092
Gross profit	34,723	30,702	69,981	59,567
Selling, general and administrative expenses	27,535	23,095	54,577	47,116
Advertising expense (see Note 2)	5,528	5,773	13,122	9,965
Income from operations	1,660	1,834	2,282	2,486
Interest expense, net	510	331	911	519
Income before income taxes	1,150	1,503	1,371	1,967
Income tax provision	443	556	528	728
Net income	$707	$947	$843	$1,239

Earnings per share:
Basic	$0.06	$0.09	$0.08	$0.12
Diluted	$0.06	$0.09	$0.07	$0.11
Weighted average shares outstanding:
Basic	11,026	10,535	10,959	10,566
Diluted	12,174	11,115	12,128	11,119

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

			Common Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Treasury Stock	Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total
	Common Shares
	Issued	Outstanding
Balance at December 31, 2003	11,165	10,871	$ 11	$ 78,032	$ -	$ 1,015)	$ 1	$ (27,136)	$ 49,893
Stock option exercises, including related income tax benefit	300	300	-	2,401	-	-	-	-	2,401
Deferred stock-based compensation	-	-	-	-	(1,906)	-	-	-	(1,906)
Additional paid-in-capital related to deferred stock-based compensation	-	-	-	2,000	-	-	-	-	2,000
Translation adjustment	-	-	-	-	-	-	(1)	-	(1)
Net Income	-	-	-	-	-	-	-	843	843
Balance at June 30, 2004	11,465	11,171	$ 11	$ 82,433	$ (1,906)	$ (1,015)	$ -	$ (26,293)	$ 53,230

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$843	$1,239
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,997	2,090
Provision for deferred income taxes	528	728
Non-cash stock-based compensation	184	-
Gain on sale of fixed assets	(3)	(64)
Changes in operating assets and liabilities:
Accounts receivable	(13,994)	(7,107)
Inventories	17,902	(1,632)
Prepaid expenses and other current assets	925	824
Other assets	13	(106)
Accounts payable	(9,376)	(1,816)
Accrued expenses and other current liabilities	(1,250)	(2,492)
Deferred revenue	(212)	(2,467)
Total adjustments	(3,286)	(12,042)

Net cash used in operating activities	(2,443)	(10,803)

Cash flows from investing activities:
Purchase of property and equipment	(1,601)	(2,255)
Proceeds from sale of property and equipment	3	64

Net cash used in investing activities	(1,598)	(2,191)

Cash flows from financing activities:
Payments for deferred financing costs	-	(440)
Payments for deferred offering costs	(288)	-
Borrowings under notes payable	2,750	2,000
Payments under notes payable	(500)	(417)
Net borrowings under line of credit	8,352	12,867
Decrease in book overdraft	(8,786)	(8,040)
Principal payments of obligations under capital leases	-	(124)
Repurchase of common stock	-	(459)
Proceeds from stock issued under stock option plans	1,039	12
Net cash provided by financing activities	2,567	5,399

Effect on foreign currency on cash flow	(1)	-

Net decrease in cash and cash equivalents	(1,475)	(7,659)
Cash and cash equivalents:
Beginning of period	7,819	11,422
End of period	$6,344	$3,763

See condensed notes to consolidated financial statements.

PC MALL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.       Basis of Presentation

The consolidated interim financial statements include the accounts of PC Mall, Inc., a Delaware corporation, (formerly IdeaMall, Inc. and Creative Computers, Inc.) and its wholly owned subsidiaries (collectively, the "Company") and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting solely of normal recurring items necessary for a fair statement of the financial position of the Company at June 30, 2004 and December 31, 2003 and the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Stock Based Compensation

The Company accounts for its stock option plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price.  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") established accounting and disclosure requirements using a fair value-based method for stock option plans.  As allowed by SFAS 123, the Company continues to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123.  Accordingly, the Company does not record compensation expense on issuance of stock options to employees, as all options issued to employees to date were granted at the then-current market value at the date of grant, except for the grant in March 2004 as discussed in Note 5.

Had compensation cost on all grants been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except per share amounts).

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (as reported)	$707	$947	$843	$1,239
Less: compensation expense as determined under SFAS 123, net of related taxes	(404)	(261)	(790)	(539)
Add: stock-based compensation expense included in reported net income, net of related taxes	58	-	58	-
Pro forma net income	$361	$686	$111	$700

Earnings per share - Basic
As reported	$0.06	$0.09	$0.08	$0.12
Pro forma	$0.03	$0.07	$0.01	$0.07

Earnings per share - Diluted
As reported	$0.06	$0.09	$0.07	$0.11
Pro forma	$0.03	$0.06	$0.01	$0.06

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions presented in the table for the respective periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Risk free interest rates	3.43%	3.34%	3.47%	3.51%
Expected dividend yield	None	None	None	None
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	116%	126%	116%	127%
Weighted average grant date fair value	$15.51	$3.49	$14.96	$3.33

In June 2003, the Company issued a warrant to purchase 30,000 shares of the Company's common stock to a consulting firm for investor and public relations services.  The warrant was issued at an exercise price of $3.99 with a five-year term, and vested monthly over a one year period until it became fully vested in June 2004.  The Company valued the warrant at fair value (in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation") based on a Black-Scholes fair value calculation.  The warrant was valued at the date of grant and was re-measured at fair value at each subsequent reporting period.  Through June 30, 2004, the Company recorded a cumulative expense of approximately $0.4 million for the one-year vesting period ended June 30, 2004, which includes $0.1 million for the six months ended June 30, 2004.

 In June 2004, the Company issued an additional warrant to purchase 30,000 shares of the Company's common stock to the consulting firm.  The terms of the warrant are substantially the same as the June 2003 warrant, except for the exercise price on the date of grant, which was $19.22.  The Company will treat this warrant in the same manner as the June 2003 warrant by re-measuring at fair value at each subsequent reporting period until it becomes fully vested in June 2005.

Reclassifications

Certain reclassifications have been made to the 2003 financial statement amounts to conform to the 2004 presentation.

2.         Recent Accounting Pronouncements

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations.  Adoption of EITF 02-16 was required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  For the quarter and six months ended June 30, 2004, nearly all vendor consideration was recorded as an offset to cost of goods sold.  For the quarter and six months ended June 30, 2003, $0.4 million and $3.0 million of total vendor consideration was recorded as an offset to advertising expense, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$707	$947	$843	$1,239

Weighted average shares - Basic	11,026	10,535	10,959	10,566
Effect of dilutive stock options and warrants (a)	1,148	580	1,169	553
Weighted average shares - Diluted	12,174	11,115	12,128	11,119

Earnings per share - Basic	$0.06	$0.09	$0.08	$0.12

Earnings per share - Diluted	$0.06	$0.09	0.07	$0.11

(a)  Potential common shares of 14 and 13 for the three months ended June 30, 2004 and 2003, respectively, and 771 and 773 for the six months ended June 30, 2004 and 2003, respectively, have been excluded from the earnings per share computations because the effect of their inclusion would be anti-dilutive.

4.          Segment Information

The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, comprised of corporate, public sector, inbound catalog and other sales, collectively referred to as the "Core Business," 2) a multi-category online discount retailer of new, refurbished and close-out products under the eCOST.com brand, and 3) an online marketplace/auction business under the OnSale.com brand.  The OnSale.com segment, which was previously reported as part of the Core Business, was established as a new segment beginning in the third quarter of 2003, and prior period amounts have been adjusted to reflect the new presentation.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes.

Summarized segment information for continuing operations for the three months and six months ended June 30, 2004 and 2003 is as follows (in thousands):

Three months ended June 30, 2004	Core Business	eCOST.com	OnSale	Consolidated
Net sales	$231,604	$38,884	$8	$270,496
Gross profit	30,408	4,307	8	34,723
Income from operations	2,019	(33)	(326)	1,660

Three months ended June 30, 2003	Core Business	eCOST.com	OnSale	Consolidated
Net sales	$194,903	$23,959	$-	$218,862
Gross profit	27,820	2,882	-	30,702
Income from operations	1,815	247	(228)	1,834

Six months ended June 30, 2004	Core Business	eCOST.com	OnSale	Consolidated
Net sales	$471,397	$77,208	$15	$548,620
Gross profit	61,610	8,356	15	69,981
Income from operations	3,226	(306)	(638)	2,282

Six months ended June 30, 2003	Core Business	eCOST.com	OnSale	Consolidated
Net sales	$405,783	$47,876	$-	$453,659
Gross profit	53,996	5,571	-	59,567
Income from operations	2,530	365	(409)	2,486

5.         eCOST.com 1999 Stock Incentive Plan

In 1999, eCOST.com adopted its 1999 Stock Incentive Plan. As of June 30, 2004, options to purchase an aggregate of 656,000 shares of eCOST.com common stock were outstanding at a weighted average exercise price of $5.67.  The options have terms that (i) restrict exerciseability based on the earlier of a corporate transaction involving eCOST.com (e.g. a merger or consolidation or disposition of all or substantially all of the assets of eCOST.com) as defined, an initial public offering ("IPO") by eCOST.com or the lapse of a five or seven year period from date of grant, and (ii) for certain awards, provide repurchase rights to eCOST.com at the original exercise price in the event of employee termination, which rights terminate in the event of a corporate transaction or IPO. No options were exercisable at June 30, 2004 or for any prior period, and the time-based vesting terms were not deemed substantive as the awards are effectively contingent upon a corporate transaction or IPO of eCOST.com.  Due to such contingency, the Company has deemed the awards to be variable awards under APB 25 as the probability of these contingent events cannot be reasonably determined. As a result, a measurement date has not yet occurred for these awards. The Company will be required to recognize a compensation charge based on the intrinsic value of these awards when and if such contingent events occur in the future. Based on the mid-point of the offering price range as filed with the Securities and Exchange Commission by eCOST.com in connection with the potential offering, the aggregate charge the Company would recognize upon closing for these awards would be approximately $1.5 million.

In March 2004 eCOST.com granted an option to purchase 400,000 shares of common stock to its Chief Executive Officer at an exercise price of $9.00 per share. This grant resulted in the recognition of deferred stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $14.00. An aggregate of 25% of the shares of common stock subject to this option will vest upon the earlier of the completion of an IPO or three years from the date that eCOST.com granted this option. The remainder of the shares of common stock subject to this option will vest in equal quarterly installments over a three year period following whichever of these events occur first. Upon completion of an IPO, the Company would record a non-cash compensation charge of $0.4 million to reflect compensation expense related to the accelerated vesting of shares under this option as a result of an IPO.  In addition, the Company recognized compensation expense of $0.1 million in the three months ended June 30, 2004 in connection with the March 2004 option. The Company will also recognize additional compensation expense of $1.5 million relating to the March 2004 option, which will be amortized over the remaining three-year vesting period.

6.          Supplemental Disclosure of Non-cash Transactions

	Six months ended June 30,
	2004	2003
Earnout provision pursuant to Pacific Business Systems acquisition	$494	$57
Deferred initial public offering costs	712	-

7.          eCOST.com, Inc. Initial Public Offering

On May 5, 2004, eCOST.com, Inc., a wholly-owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission for a proposed public offering of its common stock.  Following the initial public offering, the Company will own no less than 80.1% of the common stock of eCOST.com (assuming full exercise of the underwriters' over-allotment option).  There can be no assurance as to when or if the initial public offering of eCOST.com will be completed. The Company has announced that it intends to distribute the remaining shares of eCOST.com to the Company's stockholders approximately six months following completion of an initial public offering. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions, including, among other things, the receipt of a favorable opinion of the Company's tax counsel as to the tax-free nature of the distribution for U.S. federal income tax purposes. As a result, the distribution may not occur at the contemplated time or may not occur at all.

8.          Other Contingency

On July 12, 2004, the Company's subsidiary, eCOST.com, received correspondence from MercExchange LLC alleging infringement of MercExchange's U.S. patents relating to e-commerce and offering to license its patent portfolio to the subsidiary. On July 15, 2004, eCOST.com received a follow-up letter from MercExchange specifying which of eCOST.com's technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST.com is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which makes the scope of the claims of those patents uncertain.  In the July 15 letter, MercExchange also advised eCOST.com that it has a number of applications pending for additional patents. Each of the patents identified by MercExchange contains numerous claims, and eCOST.com only recently received these letters. As a result, eCOST.com has not yet had the opportunity to fully assess the merits of the identified patents or complete its evaluation of the possible impact on its business. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict has been appealed to the United States Court of Appeals for the Federal Circuit.  Based on eCOST.com's investigation of this matter to date, the subsidiary believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect the Company's or the subsidiary's business, financial position, results of operations or cash flows.

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

The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, comprised of corporate, public sector, inbound catalog and other sales, collectively referred to as the "Core Business," 2) a multi-category online discount retailer of new, refurbished, and close-out products under the eCOST.com brand; and 3) an online marketplace/auction business under the OnSale.com brand.  The OnSale.com segment, which was previously reported as part of the Core Business, was established as a new segment beginning in the third quarter of 2003, and prior period amounts have been adjusted to reflect the new presentation.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes.

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

In June 2003, the Company established a Canadian call center serving the U.S. market.  The Canadian call center had a net cost to the Company of $0.3 million and $0.8 million in the three and six months ended June 30, 2004.  The costs incurred for the comparable period in the prior year are minimal due to its establishment late in the second quarter of the prior year.  The Company believes that the Canadian call center allows it to access an abundant, highly educated labor pool and provides cost advantages from a government labor credit that extends through approximately the end of 2007.  During the period through 2007, the Company expects to annually claim labor credits up to 35% of eligible compensation for qualifying employees under the program.  The Company has submitted a claim for the year ended December 31, 2003 in the amount of $0.3 million and has accrued approximately $0.2 million and $0.8 million of credits at March 31, 2004 and June 30, 2004.

In June 2002, the Company formed Onsale, Inc. as a wholly-owned subsidiary.  The Company acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002.  In October 2003, the Company formally launched OnSale.com, an online marketplace including auctions.  The OnSale.com website has been rebuilt on a technology platform using the latest .NET solutions.  As of June 30, 2004, the Company has invested approximately $0.9 million in capital expenditures and software development costs in connection with its OnSale.com business.  As OnSale.com is a marketplace service, and is not itself a seller of the products sold on its website, the Company expects that for the foreseeable future, revenue through OnSale.com will be immaterial.

 Net sales of the Company are derived primarily from the sale of computer hardware, software, peripherals, electronics, and other consumer products to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, relationship-based telemarketing techniques, direct response catalogs, a direct sales force, and three retail showrooms located in Southern California and Tennessee. Gross profit consists of net sales less product costs, inbound and outbound shipping costs and offset by certain marketing development funds. Such funds are received from manufacturers of products included in the Company's catalogs and web sites, as well as co-operative advertising funds ("co-op") on products purchased from manufacturers and vendors.

A substantial portion of the Company's business is dependent on sales of HP products, Apple and Apple-related products, and products of other vendors including Adobe, IBM, Ingram Micro, Microsoft, Sony, and Tech Data. Products manufactured by HP represented 24% of the Company's net sales in the three months ended June 30, 2004.  Products manufactured by Apple represented 16% of the Company's net sales in the three months ended June 30, 2004.

In 1999, eCOST.com adopted its 1999 Stock Incentive Plan.   As of June 30, 2004, options to purchase an aggregate of 656,000 shares of eCOST.com common stock were outstanding at a weighted average exercise price of $5.67.  The options have terms that (i) restrict exerciseability based on the earlier of a corporate transaction involving eCOST.com (e.g. a merger or consolidation or disposition of all or substantially all of the assets of eCOST.com) as defined, an initial public offering ("IPO") by eCOST.com or the lapse of a five or seven year period from date of grant, and (ii) for certain awards, provide repurchase rights to eCOST.com at the original exercise price in the event of employee termination, which rights terminate in the event of a corporate transaction or IPO.  No options were exercisable at June 30, 2004 or for any prior period, and the time-based vesting terms were not deemed substantive as the awards are effectively contingent upon a corporate transaction or IPO of eCOST.com.  Due to such contingency, the Company has deemed the awards to be variable awards under APB 25 as the probability of these contingent events cannot be reasonably determined.  As a result, a measurement date has not yet occurred for these awards.  The Company will be required to recognize a compensation charge based on the intrinsic value of these awards when and if such contingent events occur in the future.  Based on the mid-point of the offering price range as filed with the Securities and Exchange Commission by eCOST.com in connection with the potential offering, the aggregate charge the Company would recognize upon closing for these awards would be approximately $1.5 million.

In March 2004, eCOST.com granted an option to purchase 400,000 shares of common stock to its Chief Executive Officer at an exercise price of $9.00 per share.  This grant resulted in the recognition of deferred stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $14.00.  An aggregate of 25% of the shares of common stock subject to this option will vest upon the earlier of the completion of an eCOST.com initial public offering or three years from the date that eCOST.com granted this option.  The remainder of the shares of common stock subject to this option will vest in equal quarterly installments over a three year period following whichever of these events occur first.  Upon completion of an eCOST.com initial public offering, the Company would record a non-cash compensation charge of $0.4 million to reflect compensation expense related to the accelerated vesting of shares under this option as a result of such offering.  In addition, the Company recognized compensation expense of $0.1 million in the three months ended June 30, 2004 in connection with the March 2004 option.  The Company will also recognize additional compensation expense of $1.5 million relating to the March 2004 option, which will be amortized over the remaining three-year vesting period.

On July 12, 2004, the Company's subsidiary, eCOST.com, received correspondence from MercExchange LLC alleging infringement of MercExchange's U.S. patents relating to e-commerce and offering to license its patent portfolio to the subsidiary. On July 15, 2004, eCOST.com received a follow-up letter from MercExchange specifying which of eCOST.com's technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST.com is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which makes the scope of the claims of those patents uncertain.  In the July 15 letter, MercExchange also advised eCOST.com that it has a number of applications pending for additional patents. Each of the patents identified by MercExchange contains numerous claims, and eCOST.com only recently received these letters. As a result, eCOST.com has not yet had the opportunity to fully assess the merits of the identified patents or complete its evaluation of the possible impact on its business. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict has been appealed to the United States Court of Appeals for the Federal Circuit.  Based on eCOST.com's investigation of this matter to date, the subsidiary believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect the Company's or the subsidiary's business, financial position, results of operations or cash flows.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Consolidated net sales for the quarter ended June 30, 2004 were $270.5  million, an increase of $51.6 million, or 24%, over last year's second quarter sales of $218.9 million.  Core Business sales for the quarter were $231.6 million, an increase of $36.7 million over the prior year's second quarter, with corporate sales for the quarter growing 42% and public sector sales growing 21% compared to the prior year's second quarter, partially due to a 39% increase in combined account manager headcount in those units. This growth was offset by a decline in the Core Business catalog sales of 15% for the second quarter of 2004 compared to prior year's second quarter.  eCOST.com sales for the quarter were $38.9 million, an increase of $14.9 million, or 62% over the prior year's second quarter.  The sales increase for eCOST.com was primarily the result of a 47% increase in advertising expenditures and increased sales to business customers assigned to a relationship manager. Active customers of eCOST.com at the end of the quarter increased by 80% from same quarter last year due to increased awareness of its website derived from additional advertising spending during the second quarter of 2004 and the immediately preceding quarter.  Sales to business customers assigned to relationship managers increased 118% over the comparable prior year period primarily due to an increase in the number of accounts managed.  For the quarter ended June 30, 2004, sales of HP and Apple products represented 24% and 16% of consolidated net sales, compared to 18% and 21%, respectively, in the prior year's comparable period.  OnSale.com sales for the second quarter of 2004 were insignificant, and therefore have no meaningful comparison to the prior year's quarter.

Consolidated gross profit was $34.7 million for the three months ended June 30, 2004, an increase of $4.0 million, or 13%, over the prior year's comparable quarter.  For the Core Business, gross profit was $30.4 million, an increase of $2.6 million, or 9% over the prior year's second quarter gross profit.  For eCOST.com, gross profit for the second quarter of 2004 was $4.3 million, an increase of $1.4 million, or 49% from the prior year's second quarter.   As a percentage of sales, consolidated gross profit for the three months ended June 30, 2004 was 12.8% versus 14.0% in the prior year's second quarter.  For the Core Business, gross profit as a percentage of sales was 13.1% for second quarter of the current year and 14.3% in the prior year's second quarter.  The decline is primarily the result of decreased vendor consideration received by the Company as a percentage of sales, as well as aggressive pricing used to accelerate customer acquisition.  eCOST.com gross profit as a percentage of sales for three months ended June 30, 2004 and 2003 was 11.1% and 12.0%, respectively.  The decline is primarily due to reduced vendor consideration and increased freight promotions.  The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.

Consolidated selling, general, and administrative ("SG&A") expenses were $27.5 million for the three months ended June 30, 2004 which includes $0.1 million charge for non-cash stock-based compensation, representing an increase of $4.4 million, or 19% from the comparable period in the prior year.  As a percent of sales, SG&A expenses decreased to 10.2% from 10.6% in the prior year.  For the Core Business, SG&A expenses in the second quarter of 2004 were $24.1 million, an increase of $3.1 million, or 15%, compared to the second quarter of the prior year.  As a percent of sales, SG&A expenses for the Core Business decreased to 10.4% compared with 10.8% in the second quarter last year.   SG&A for the Core Business increased primarily due to higher personnel costs of $2.5 million; however, such costs were 11 basis points lower as a percentage of sales, contributing to the decrease in the SG&A percentage of sales.  For eCOST.com, SG&A expenses in the second quarter of 2004 were $3.1 million, an increase of $1.3 million, or 68%, compared with the second quarter of the prior year.  As a percent of sales, SG&A expenses for eCOST.com increased to 8.1% in the second quarter of 2004 compared with 7.8% in the second quarter last year.  SG&A expenses for eCOST.com include $0.3 million in audit fees associated in obtaining audited three-year financial statements and $0.1 million of stock-based compensation expense, offset by operating leverage based on the 62% increase in sales compared to prior year's comparable quarter.  For OnSale.com, SG&A expenses in the second quarter of 2004 were $0.3 million, an increase of $0.1 million, or 38% compared with the second quarter of the prior year.  OnSale.com sales for the second quarters of 2003 and 2004 were insignificant, and therefore comparisons as a percent of net sales are not meaningful.

Consolidated advertising expense for the second quarter of 2004 was $5.5 million, a decrease of $0.2 million over the prior year's second quarter.  For the Core Business, advertising expense was $4.3 million compared to $5.0 million in the prior year's second quarter, primarily due to a $0.8 million decrease in advertising supporting the Company's inbound catalog business.  Further, advertising expense were reduced in the prior year's second quarter by $0.4 million of vendor consideration which was classified as an offset to advertising expenses, but are classified in cost of goods sold in the second quarter of 2004, as required by EITF 02-16.   For eCOST.com, advertising expense for the second quarter of 2004 was $1.2 million compared to $0.8 million in the comparable period in the prior year, as it expanded its online advertising to drive new business.

Net interest expense for the three months ended June 30, 2004 increased to $0.5 million, from $0.3 million in the prior year's comparable quarter.  The increase in interest expense resulted from increased daily average borrowings on the Company's Line of Credit.

The Company recorded an income tax provision for the quarter ended June 30, 2004 of $0.4 million, down from $0.6 million in the comparable quarter in 2003.  The Company utilized an effective tax rate of 38.5% for the quarter ended June 30, 2004 and 37.0% for the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Consolidated net sales for the six months ended June 30, 2004 were $548.6 million, an increase of $95.0 million, or 21% over the six months ended June 30, 2003.  Core business net sales for the six months ended June 30, 2004 were $471.4 million, an increase of $65.6 million, or 16% over the six months ended June 30, 2003.  The increase was primarily due to a 39% increase in corporate sales, and a 19% increase in public sector sales.  The increase was partially offset by a 15% decrease in inbound catalog sales.  For the six months ended June 30, 2004, net sales for eCOST.com were $77.2 million, an increase of $29.3 million or 61% over the first half of the prior year.  The sales increase was primarily the result of a 73% increase in advertising expenditures and increased sales to business customers assigned to a relationship manager.  New customers during the six month period increased by 86% compared to the same period last year due to increased awareness of the eCOST.com website derived from additional advertising spending during the first half of 2004.  Sales to business customers assigned to relationship managers increased 111% over the comparable prior year period primarily due to an increase in the number of accounts managed.  For the six months ended June 30, 2004, sales of HP and Apple products represented 23% and 17% of consolidated net sales, compared to 18% and 21%, respectively, in the prior year's comparable period.

Consolidated gross profit for the six months ended June 30, 2004 was $70.0 million, an increase of $10.4 million, or 17%, over the prior year's comparable period.  For the Core Business, gross profit was $61.6 million, an increase of $7.6 million, or 14%, from the comparable period in the prior year.  For eCOST.com, gross profit for the first half of 2004 was $8.4 million, an increase of $2.8 million, or 50% from the prior year's comparable period.  As a percentage of sales, consolidated gross profit for the six months ended June 30, 2004 was 12.8% versus 13.1% in the prior year.  For the Core Business, gross profit as a percentage of sales for the six months ended June 30, 2004 was 13.1% versus 13.3% in the prior year.  The gross profit increase in the first half of 2004 included the impact of EITF 02-16 in the prior year which resulted in approximately $2.8 million of vendor consideration being classified in advertising in the first half of 2003.  Such amounts were offset by an overall decrease in vendor consideration received in the period, resulting in a decline in the Core Business gross profit percentage.  For eCOST.com, gross profit as a percentage of sales for the six months ended June 30, 2004 was 10.8% versus 11.6% in the prior year, primarily due to reduced vendor consideration and increased freight promotions.  The Company's gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.   See "Change in Accounting Principle and Recent Accounting Pronouncements" below for a discussion of the Company's adoption of EITF 02-16.

Consolidated selling, general and administrative expenses ("SG&A") were $54.6 million for the six months ended June 30, 2004, an increase of $7.5 million, or 16%, from the comparable period in the prior year. As a percent of net sales, SG&A for the six months ended June 30, 2004 decreased to 10.0% from 10.4% from the comparable period in the prior year.  For the Core Business, SG&A for the six months ended June 30, 2004 were $48.2 million, an increase of $5.3 million, or 12.4%, compared to the same period in the prior year.  As a percent of net sales, SG&A for the Core Business decreased to 10.2% for the six months ended June 30, 2004 compared with 10.6% for the same period last year.  SG&A for the Core Business increased primarily due to higher personnel costs of $4.1 million; however, such costs were 13 basis points lower as a percentage of net sales, contributing to the decrease in the SG&A percentage of sales.  For eCOST.com, SG&A for the six months ended June 30, 2004 were $5.8 million, an increase of $2.0 million, or 51% compared with the same six-month period in the prior year.  As a percent of net sales, SG&A for eCOST.com decreased by 50 basis points to 7.5% for the six months ended June 30, 2003 from 8.0% for the comparable period last year.  SG&A for eCOST.com increased primarily due to higher variable costs such as credit card processing charges, as well as a 42% increase in account manager headcount, and a $0.5 million expense associated with obtaining three-year audited financial statements.  SG&A as a percentage of sales was driven primarily by a 31 basis point decline in overall personnel costs as a percentage of sales.

Consolidated net advertising expense for the first half of 2004 was $13.1 million compared to $10.0 million in the prior year's comparable period.   For the Core Business, net advertising expense was $10.2 million compared to $8.6 million in the first half of the prior year, primarily due to a $0.8 million decrease in advertising supporting the Company's inbound catalog business.  Further, Core Business advertising expense were reduced in the first half of the prior year by $2.8 million of vendor consideration which was classified as an offset to advertising expenses, but are classified in cost of goods sold in the first half of 2004, as required by EITF 02-16.  For eCOST.com, net advertising expense for the first half of 2004 was $2.8 million compared to $1.4 million for the comparable period in the prior year, primarily due to increased internet advertising expenditures to accelerate customer acquisition.

Net interest expense for the six months ended June 30, 2004 increased to $0.9 million, from $0.5 million, compared to the same period in 2003.  The increase in interest expense resulted from increased daily average borrowings on the Company's Line of Credit.

The Company recorded an income tax provision for the six months ended June 30, 2004 of $0.5 million, down from $0.7 million in the comparable quarter in 2003.  The Company utilized an effective tax rate of  38.5% for the six months ended June 30, 2004 and 37.0% for the same period in the prior year.

Net income was $0.8 million, or $0.07 per share, for the six months ended June 30, 2004 compared to net income of $1.2 million, or $0.11 per share, for the same period last year.

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

As of June 30, 2004, the Company had cash and cash equivalents of $6.3 million and working capital of $32.4 million.  Inventory decreased $17.9 million to $62.6 million from December 31, 2003 as the Company sold through product accumulated at year-end resulting from strategic buying opportunities.  Accounts receivable increased $14.0 million to $85.4 million from December 31, 2003 resulting from increased business and governmental sales.  For the six months ended June 30, 2004, capital expenditures were $1.6 million versus $2.3 million for the comparable period last year.  Accounts payable and book overdraft decreased by a total of $18.2 million or 22% during the six month period, reflecting lower purchases made during the June 2004 period as compared with December 2003, as the Company sold through its strategic inventory purchases made in the fourth quarter of 2003.

In April 2004, the Company agreed to extend to its eCOST.com subsidiary a line of credit of up to $10.0 million for necessary working capital requirements arising from expenses and liabilities incurred by eCOST.com in the ordinary course of business. The Company's obligation under this line of credit will terminate upon the earlier to occur of (i) the completion of an initial public offering ("IPO") of eCOST.com's common stock, (ii) the sale of all or substantially all of the assets or capital stock of eCOST.com, or (iii) June 30, 2005.  As of June 30, 2004 no amounts were outstanding under this line of credit.

The Company maintains a $75 million, asset-based revolving credit facility from a lending unit of a large commercial bank (the "Line of Credit") that commenced in March 2001.  In March 2003, the Line of Credit was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms for the Company.  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At June 30, 2004, the Prime Rate was 4.00%.  The Line of Credit is secured by substantially all of the Company's assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  In May 2004, the Line of Credit was amended to provide for a conditional release of eCOST.com as a co-borrower and release of eCOST.com's assets as collateral, effective upon completion of an eCOST.com IPO.  The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the "Flooring Facility").  The Flooring Facility is secured by substantially all of the Company's assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount outstanding under the Flooring Facility is applied against the credit limit under the Line of Credit.  In April 2004, the Company extended the Flooring Facility through March 2005.  The Company did not draw any substantial amounts on the Flooring Facility during the three months ended June 30, 2004.  At June 30, 2004 and December 31, 2003, the Company had $34.6 million and $28.2 million of net working capital advances outstanding under the Line of Credit, respectively, and had no borrowings under the Flooring Facility at either period ended.  The Company had $39.6 million available to borrow for working capital advances under the Line of Credit at June 30, 2004.  Loan availability under the Line of Credit fluctuates daily and is affected by many factors including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts.  The Company was in compliance with its financial covenants under the Line of Credit at June 30, 2004.

In connection with and as a part of the Line of Credit, the Company entered into a term note (the "Term Note").  In June 2004, the Company amended the Term Note to increase the borrowing base from $2.0 million to $3.5 million and extended the maturity date from March 2005 to June 2011.  As of June 30, 2004 the Company had borrowed $3.5 million under Term Note, payable in equal monthly principal payments plus interest at prime.  As of June 30, 2004, the Company has reflected $0.5 million of the principal amount of the Term Note in current liabilities included as Notes payable - current, and $3.0 million of the principal amount is included in non-current liabilities as Notes payable based on the timing of scheduled payments.

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

Cash Flows.  Net cash used in operating activities were $3.3 million for the six months ended June 30, 2004.  The primary factors that affected the Company's cash flow from operations were inventories, accounts receivable and accounts payable.  Inventory at June 30, 2004 decreased $17.9 million over December 31, 2003, and inventory turns decreased to 16.5 from 18.1 in the same period.  Accounts receivable at June 30, 2004 increased $14.0 million to $85.4 million from December 31, 2003 due to an increase in sales on account to corporate and government customers.  Accounts payable and book overdraft decreased by a total of $18.2 million or 22% during the six month period.  Net borrowings under the Line of Credit increased by $8.4 million in the six months ended June 30, 2004.

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

There can be no assurance that the transition in the Company's business strategy to increasingly corporate or public sector sales or outbound telemarketing sales models will be successful, that enhancements to corporate and public sector account executive support or other actions by the Company will result in improved productivity, that infrastructure investments in the Company's corporate sales or outbound telemarketing will result in expanded market share, or that the Company will be profitable in 2004 or for the ensuing periods.  There also can be no assurance that the growth in corporate sales, public sector, or eCOST.com will continue, that the Company's expansion of its corporate and public sector sales force will increase sales sufficiently to offset costs, that Core Business sales, particularly inbound catalog sales, will rebound to historic levels, or that cost reductions, EBITDA or profitability for the Company's Core Business and eCOST.com will continue or improve.  Increases in the percentage of direct sales by the Company's vendors could adversely affect the Company's business.  In addition, the Company has recently submitted its first annual request for refund for the Canadian labor credit.  The calculation of the credit requires a determination of the eligibility of employees and related compensation based on job functions and type of compensation.  There can be no assurance that the ultimate amount refunded will not materially differ from the Company's expectations.

In addition to the factors set forth above, other important factors that could cause actual results to differ materially from the Company's expectations include: competition from companies either currently in the market or entering the market; competition from other catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for products manufactured by and compatible with Apple Computer or Hewlett-Packard; the Company's reliance on Apple Computer, Hewlett-Packard, IBM, and other vendors; risks due to shifts in market demand and/or price erosion of owned inventory; general economic and computer industry conditions; uncertainties relating to the relationship of increases in account managers and productivity; increased expenses from online initiatives; the continued acceptance of the Company's distribution channel by vendors and customers; the timely availability and acceptance of new products; continuation of key vendor relationships and support programs; the continuing development, maintenance, and operation of the Company's information technology ("IT") and telephone systems; changes and uncertainties in economic conditions that could affect the rate of IT spending by the Company's customers; the ability of the Company to successfully operate its facility in Canada; changes in pricing by the Company's vendors; the timing and extent of repurchases under the Company's share repurchase program; inability to convert back orders to completed sales; the ability of the Company to hire and retain qualified sales account executives; the effects of natural disasters or geopolitical events on the Company or the general economy; dependence on key personnel; the effect of narrow gross operating margins on operating results; quarterly fluctuations in results; the ability of the Company to successfully expand into the public sector market; the Company's dependence on one or more shipping companies for delivery of products; the effect of increased postage, shipping or packaging costs; technological changes and inventory obsolescence; dependence on the continued viability of the Internet; volatility of the Company's stock price; and sales or use tax collection.  In addition, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.  Furthermore, third parties have asserted, and may in the future assert that the Company or its subsidiaries' business or the technologies used infringe intellectual property rights. Although the Company has not been subject to such legal proceedings in the past, the Company may be subject to intellectual property legal proceedings and claims in the ordinary course of business. For example, the Company's subsidiary, eCOST.com recently received letters from a third party alleging that eCOST.com is currently infringing certain of its patents. Based on eCOST.com's investigation of this matter to date, the subsidiary believes that its current operations do not infringe any valid claims of the patents identified in these letters.  If third parties claim eCOST.com is infringing their intellectual property rights, it could incur significant litigation costs, be required to pay damages, or change its business or incur licensing expenses.  If the Company or any of its subsidiaries is forced to defend against this or any other third-party infringement claims, it could face expensive and time-consuming litigation and be required to pay monetary damages, which could include treble damages and attorneys' fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims against the Company or any of its subsidiaries or against those who license technology to eCOST.com, we may be required, or deemed advisable, to develop non-infringing technology, which could be costly and time-consuming, or enter into costly royalty or licensing agreements.

The above list of risk factors is not intended to be exhaustive.  Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled, "Certain Factors Affecting Future Results" in its Annual Report on Form 10-K for 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments consist primarily of cash.  As of June 30, 2004, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

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

It is the Company's policy not to enter into derivative financial instruments, and the Company does not have any significant foreign currency exposure.  Therefore, the Company does not have significant overall currency exposure as of June 30, 2004.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

 In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company's management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company did not purchase any shares of its common stock during the three month period ended June 30, 2004. As of June 30, 2004, the Company has repurchased a total of 294,200 shares of its common stock at an average price of $3.45 per share, of which 254,200 shares were repurchased under the program, and 40,000 shares were purchased in a private transaction.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number	Description
10.54	Employment Agreement between the Company and Rob Newton dated June 8, 2004
10.55	Second Amendment to Loan and Security Agreement, dated October 31, 2002, among Congress Financial Corporation and (Western), the Registrant and certain subsidiaries of the Registrant.
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K

1. Although we did not file any reports on Form 8-K during the quarter covered by this Report, we furnished to the SEC a report on Form 8-K on May 5, 2004 (pursuant to Item 12 of Form 8-K) disclosing an earnings announcement of our financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2004		PC MALL, INC.

	By:	/s/ Ted Sanders Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.54	Employment Agreement between the Company and Rob Newton dated June 8, 2004
10.55	Second Amendment to Loan and Security Agreement, dated October 31, 2002, among Congress Financial Corporation and (Western), the Registrant and certain subsidiaries of the Registrant.
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002