Form 10-Q
period 2004-09-30
PC MALL INC
filed 2004-11-15
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

 [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2004

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

There were 11,532,584 outstanding shares of common stock at November 12, 2004.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC MALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004 (unaudited)	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$26,618	$7,819
Accounts receivable, net of allowance for doubtful accounts	85,088	71,401
Inventories	60,581	80,542
Prepaid expenses and other current assets	5,914	3,909
Deferred income taxes	3,578	3,578
Total current assets	181,779	167,249

Property and equipment, net	10,031	10,438
Goodwill	1,355	861
Deferred income taxes	10,567	9,269
Other assets	1,147	1,353
Total assets	$204,879	$189,170

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,427	$83,856
Accrued expenses and other current liabilities	17,477	16,621
Deferred revenue	14,437	11,348
Line of credit	40,375	26,202
Notes payable - current	500	1,000
Total current liabilities	130,216	139,027
Notes payable	2,875	250
Total liabilities	133,091	139,277

Minority interest	4,356	-

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 30,000,000 shares authorized; 11,510,426 and 11,165,399 shares issued; and 11,216,226 and 10,871,199 shares outstanding, respectively	12	11
Additional paid-in capital	95,972	78,032
Deferred stock-based compensation	(1,458)	-
Treasury stock, at cost: 294,200 shares	(1,015)	(1,015)
Translation adjustment	4	1
Retained earnings (accumulated deficit)	(26,083)	(27,136)
Total stockholders' equity	67,432	49,893
Total liabilities, minority interest and stockholders' equity	$204,879	$189,170

See notes to condensed consolidated financial statements.

PC MALL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	2004	2003	2004	2003
Net sales	$283,288	$231,996	$831,903	$685,654
Cost of goods sold	248,342	199,770	726,981	593,861
Gross profit	34,946	32,226	104,922	91,793
Selling, general and administrative expenses	27,787	23,832	82,266	70,952
Non-cash stock compensation expense relating to selling, general and administrative expenses	1,377	181	1,471	181
Advertising expense, net (see Note 2)	5,242	6,785	18,363	16,751
Income from operations	540	1,428	2,822	3,909
Interest expense, net	447	313	1,358	831
Income before income taxes	93	1,115	1,464	3,078
Income tax provision	55	412	583	1,140
Income before minority interest	38	703	881	1,938
Minority interest, net of tax	172	-	172	-
Net income	$210	$703	$1,053	$1,938

Earnings per share:
Basic	$0.02	$0.07	$0.10	$0.18
Diluted	$0.02	$0.06	$0.09	$0.17
Weighted average shares outstanding:
Basic	11,181	10,640	11,033	10,591
Diluted	12,183	11,700	12,148	11,401

See notes to condensed consolidated financial statements.

PC MALL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Common Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Treasury Stock	Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total
	Common Shares
	Issued	Outstanding
Balance at December 31, 2003	11,165	10,871	$ 11	$ 78,032	$ -	$ (1,015)	$ 1	$ (27,136)	$ 49,893
Stock option exercises, including related income tax benefit	345	345	1	3,079	-	-	-	-	3,080
Deferred stock-based compensation	-	-	-	-	(1,458)	-	-	-	(1,458)
Additional paid-in-capital related to deferred stock-based compensation	-	-	-	2,839	-	-	-	-	2,839
Minority Interest	-	-	-	(4,529)	-	-	-	-	(4,529)
Capital contributed by minority stockholders of subsidiary, net	-	-	-	16,551	-	-	-	-	16,551
Translation adjustment	-	-	-	-	-	-	3	-	3
Net Income	-	-	-	-	-	-	-	1,053	1,053
Balance at September 30, 2004	11,510	11,216	$ 12	$ 95,972	$ (1,458)	$ (1,015)	$ 4	$ (26,083)	$ 67,432

See notes to condensed consolidated financial statements.

PC MALL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,053	$1,938
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,064	3,105
Provision for deferred income taxes	584	1,140
Non-cash stock-based compensation	1,471	181
Gain on sale of fixed assets	(3)	(67)
Minority interest	(172)	-

Changes in operating assets and liabilities:
Accounts receivable	(13,687)	(18,299)
Inventories	19,961	(6,104)
Prepaid expenses and other current assets	(2,005)	1,396
Other assets	63	(15)
Accounts payable	(10,211)	3,198
Accrued expenses and other current liabilities	(184)	190
Deferred revenue	3,089	1,410
Total adjustments	1,970	(13,865)

Net cash provided by/(used in) operating activities	3,023	(11,927)

Cash flows from investing activities:
Purchase of property and equipment	(2,488)	(3,277)
Proceeds from sale of property and equipment	3	-

Net cash used in investing activities	(2,485)	(3,277)

Cash flows from financing activities:
Payments for deferred financing costs	(25)	(447)
Decrease in book overdraft	(16,218)	(6,832)
Borrowings under notes payable	2,625	2,000
Payments under notes payable	(500)	(667)
Net borrowings under line of credit	14,173	15,186
Net proceeds of eCOST.com initial public offering	18,690	-
Payments for initial public offering costs	(1,684)	-
Principal payments of obligations under capital leases	-	(124)
Repurchase of common stock	-	(459)
Proceeds from stock issued under stock option plans	1,198	959
Net cash provided by financing activities	18,259	9,616

Effect on foreign currency on cash flow	2	(11)

Net decrease in cash and cash equivalents	18,799	(5,599)
Cash and cash equivalents:
Beginning of period	7,819	11,422
End of period	$26,618	$5,823

See notes to condensed consolidated financial statements.

PC MALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       Basis of Presentation

The consolidated interim financial statements include the accounts of PC Mall, Inc., a Delaware corporation (formerly IdeaMall, Inc. and Creative Computers, Inc.) and its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and with the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting solely of normal recurring items necessary for a fair statement of the financial position of the Company at September 30, 2004 and December 31, 2003 and the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Stock Based Compensation

The Company accounts for its stock option plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price.  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") established accounting and disclosure requirements using a fair value-based method for stock option plans.  As allowed by SFAS 123, the Company continues to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123.  Accordingly, the Company does not record compensation expense on issuance of stock options to employees, as all options issued to employees to date were granted at the then-current market value at the date of grant, except for the option grant in March 2004 by the Company's subsidiary eCOST.com, Inc. ("eCOST.com") as discussed in Note 6.

Had compensation cost on all grants been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (as reported)	$210	$703	$1,053	$1,938
Less: compensation expense as determined under SFAS 123, net of related taxes	(888)	(201)	(1,761)	(709)
Add: stock-based compensation expense included in reported net income, net of related taxes	649	-	752	-
Pro forma net income (loss)	$(29)	$502	$44	$1,229

Earnings per share - Basic
As reported	$0.02	$0.07	$0.10	$0.18
Pro forma	$0.00	$0.05	$0.00	$0.12

Earnings per share - Diluted
As reported	$0.02	$0.06	$0.09	$0.17
Pro forma	$0.00	$0.04	$0.00	$0.11

In June 2003, the Company issued a warrant to purchase 30,000 shares of the Company's common stock to a consulting firm for investor and public relations services.  The warrant was issued at an exercise price of $3.99 with a five-year term, and vested monthly over a one year period until it became fully vested in June 2004.  The Company valued the warrant at fair value (in accordance with SFAS 123) based on a Black-Scholes fair value calculation.  The warrant was valued at the date of grant and was re-measured at fair value at each subsequent reporting period through the end of the one-year vesting period.  Through September 30, 2004, the Company recorded a cumulative expense of approximately $0.4 million for the one-year vesting period ended June 15, 2004, which includes $0.1 million for the nine months ended September 30, 2004.

Reclassifications

Certain reclassifications have been made to the 2003 financial statement amounts to conform to the 2004 presentation.

2.         Recent Accounting Pronouncements

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor be considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations.  Adoption of EITF 02-16 was required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.  For the quarter and nine months ended September 30, 2004, and for the quarter ended September 30, 2003, nearly all vendor consideration was recorded as an offset to cost of goods sold.  For the nine months ended September 30, 2003, approximately $3.1 million of vendor consideration was recorded as an offset to advertising expense.

3.         Net Income Per Share

Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.  Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised. The computation of Basic and Diluted EPS is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	210	703	1,053	1,938

Weighted average shares - Basic	11,181	10,640	11,033	10,591
Effect of dilutive stock options and warrants (a)	1,002	1,060	1,115	810
Weighted average shares - Diluted	12,183	11,700	12,148	11,401

Earnings per share - Basic	$0.02	$0.07	$0.10	$0.18
Earnings per share - Diluted	$0.02	$0.06	$0.09	$0.17

(a)  Potential common shares of 140 and 190 for the three months ended September 30, 2004 and 2003, respectively, and 30 and 352 for the nine months ended September 30, 2004 and 2003, respectively, have been excluded from the earnings per share computations because the effect of their inclusion would be anti-dilutive.

4.          Segment Information

The Company operates in three reportable segments: (1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, comprised of corporate, public sector, inbound catalog and other sales, collectively referred to as the “Core Business,” (2) a multi-category online discount retailer of new, refurbished and close-out products under the eCOST.com brand, and (3) an online marketplace/auction business under the OnSale.com brand.  The OnSale.com segment, which was previously reported as part of the Core Business, was established as a new segment beginning in the third quarter of 2003, and prior period amounts have been adjusted to reflect the new presentation.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company’s measure of segment operating income for management reporting purposes.

Summarized segment information for continuing operations for the three months and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

Three months ended September 30, 2004	Core Business	eCOST.com	OnSale	Consolidated
Net sales	$239,826	$43,459	$3	$283,288
Gross profit	30,091	4,852	3	34,946
Income from operations	2,293	(1,453)	(300)	540

Three months ended September 30, 2003	Core Business	eCOST.com	OnSale	Consolidated
Net sales	$206,437	$25,551	$8	$231,996
Gross profit	29,260	2,958	8	32,226
Income from operations	1,435	315	(322)	1,428

Nine months ended September 30, 2004	Core Business	eCOST.com	OnSale	Consolidated
Net sales	$711,217	$120,667	$19	$831,903
Gross profit	91,695	13,208	19	104,922
Income from operations	5,520	(1,759)	(939)	2,823

Nine months ended September 30, 2003	Core Business	eCOST.com	OnSale	Consolidated
Net sales	$612,219	$73,427	$8	$685,654
Gross profit	83,256	8,529	8	91,793
Income from operations	3,960	680	(731)	3,909

5.          eCOST.com, Inc. Initial Public Offering

On September 1, 2004, the Company's eCOST.com subsidiary completed an initial public offering of its common stock.  Following the initial public offering, the Company owned 80.2% of the outstanding common stock of eCOST.com. The Company has announced that it intends to distribute the remaining shares of eCOST.com to the Company's stockholders approximately six months following completion of the eCOST.com IPO. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions, including, among other things, the receipt of a favorable opinion of the Company's tax counsel as to the tax-free nature of the distribution for U.S. federal income tax purposes. As a result, the distribution may not occur at the contemplated time or may not occur at all.

On September 1, 2004, eCOST.com completed the sale of 3,465,000 shares of its common stock for aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million. eCOST.com incurred approximately $2.1 million of offering expenses in connection with the offering. No offering expenses were paid directly or indirectly to any of its directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. eCOST.com’s net proceeds of the offering after deducting its offering expenses was $16.6 million. In connection with the IPO, eCOST.com paid a dividend of $2.5 million to PC Mall, Inc. through a non-cash settlement of the capital contribution due from PC Mall, Inc. outstanding at the completion of the IPO.

The Company recorded a minority interest liability of $4.5 million representing the 19.8% interest in eCOST.com's stockholders' equity immediately following the IPO. The liability was offset by a corresponding reduction of additional paid-in-capital. Further, this liability was reduced by the 19.8% portion of eCOST.com’s net loss between the completion of the IPO date and the end of the third quarter of 2004, totaling $0.2 million.

6.         Non-cash stock-based compensation

In March 2004, eCOST.com granted an option under its 1999 Stock Incentive Plan (the "1999 Plan") to purchase 560,000 shares of its common stock (after giving effect to a 1.4-for-1 stock split in connection with eCOST.com’s IPO) to its Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of eCOST.com’s IPO on September 1, 2004. The remainder of the shares of common stock subject to this option will vest in equal quarterly installments over a three-year period following the IPO. The Company recorded a non-cash compensation charge of $0.4 million to reflect compensation expense related to the accelerated vesting of shares under this option as a result of the IPO.  In addition, the Company recognized compensation expense of $0.1 million in the three months ended June 30, 2004 for a total of $0.5 million, in connection with this option. The Company will also recognize additional compensation expense of $1.5 million relating to this option, which will be amortized over the remaining three-year vesting period.

Further, additional options to purchase an aggregate of 358,400 shares of eCOST.com common stock were outstanding under the 1999 Plan at a weighted average exercise price of $0.34 at September 30, 2004.  The options have terms that (i) restrict exerciseability based on the earlier of a corporate transaction involving eCOST.com (e.g. a merger or consolidation or disposition of all or substantially all of the assets of eCOST.com) as defined, an initial public offering (“IPO”) by eCOST.com or the lapse of a five or seven year period from date of grant, and (ii) for certain awards, provide repurchase rights to eCOST.com at the original exercise price in the event of employee termination, which rights terminate in the event of a corporate transaction or IPO. No options were exercisable prior to the IPO of eCOST.com which was completed on September 1, 2004, and the time-based vesting terms were not deemed substantive as the awards were effectively contingent upon a corporate transaction or IPO of eCOST.com.  Due to such contingency, the Company had deemed the awards to be variable awards under APB 25 as the probability of these contingent events could not be reasonably determined. As a result of the closing of the IPO on September 1, 2004, at an offering price of $5.80 per share the Company recognized a compensation charge of $0.8 million based on the intrinsic value of these awards.

7.          Other Contingency

On July 12, 2004, the Company’s eCOST.com subsidiary received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to the subsidiary. On July 15, 2004, eCOST.com received a follow-up letter from MercExchange specifying which of eCOST.com’s technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST.com is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which makes the scope of the claims of those patents uncertain.  In the July 15 letter, MercExchange also advised eCOST.com that it has a number of applications pending for additional patents. Each of the patents identified by MercExchange contains numerous claims, eCOST.com has not yet had the opportunity to fully assess the merits of the identified patents or complete its evaluation of the possible impact on its business. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict has been appealed to the United States Court of Appeals for the Federal Circuit.  Based on eCOST.com’s investigation of this matter to date, eCOST.com believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect the Company’s or eCOST.com’s business, financial position, results of operations or cash flows.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Developments

PC Mall, Inc. through its subsidiaries (the "Company"), is a leading rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products.  The Company's headquarters are in Torrance, California.  The Company offers products to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force, and three retail showrooms.  The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov and eCOST.com brands; its worldwide web sites on the Internet: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, and ecost.com; and other promotional materials.  The Company also operates OnSale.com, an online marketplace including auctions, which was formally launched in October 2003.

The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, comprised of corporate, public sector, inbound catalog and other sales, collectively referred to as the “Core Business,” 2) a multi-category online discount retailer of new, refurbished, and close-out products under the eCOST.com brand; and 3) the OnSale.com brand, an online marketplace including auctions.  The OnSale.com segment, which was previously reported as part of the Core Business, was established as a new segment beginning in the third quarter of 2003, and prior period amounts have been adjusted to reflect the new presentation.  The Company allocates resources to and evaluates the performance of its segments based on operating income.  Corporate expenses are included in the Company’s measure of segment operating income for management reporting purposes.

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

The Company plans to continue to focus efforts on increasing market share by investing in the growth, training, and retention of its outbound sales force.  This strategy is expected to result in increased expenses associated with the infrastructure and training necessary to achieve those goals, which could have an impact on profitability in the near term.  However, the rate of growth in the Corporate and public sector account manager headcount may decrease in the future as the Company strives to balance sales growth objectives and profitability.

In September 2003, the Company established a Canadian call center serving the U.S. market.  The Canadian call center operations resulted in a net profit of $0.2 million for the quarter ended September 30, 2004, and net cost to the Company of $0.6 million for the nine months ended September 30, 2004.  The costs incurred for the comparable period in the prior year are minimal due to its establishment late in the third quarter of the prior year.  The Company believes that the Canadian call center allows it to access an abundant, highly educated labor pool and provides cost advantages from a government labor credit that extends through approximately the end of 2007.  During the period through 2007, the Company expects to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program.  The Company has submitted a claim for the year ended December 31, 2003 in the amount of $0.3 million and has accrued an additional $1.4 million of these credits as of September 30, 2004.

In September 2002, the Company formed Onsale, Inc. as a wholly-owned subsidiary.  The Company acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002.  In October 2003, the Company formally launched OnSale.com, an online marketplace including auctions.  As of September 30, 2004, the Company has invested approximately $0.9 million in capital expenditures and software development costs in connection with its OnSale.com business.

Net sales of the Company are derived primarily from the sale of computer hardware, software, peripherals, electronics, and other consumer products to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, relationship-based telemarketing techniques, direct response catalogs, a direct sales force, and three retail showrooms located in Southern California and Tennessee. Gross profit consists of net sales less product costs, inbound and outbound shipping costs and offset by certain marketing development funds. Such funds are received from manufacturers of products included in the Company’s catalogs and web sites, as well as co-operative advertising funds (“co-op”) on products purchased from manufacturers and vendors.

A substantial portion of the Company’s business is dependent on sales of HP products, Apple and Apple-related products, and products of other vendors including Adobe, IBM, Ingram Micro, Microsoft, Sony, and Tech Data. Products manufactured by HP represented 20% of the Company’s net sales in the three months ended September 30, 2004.  Products manufactured by Apple represented 23% of the Company’s net sales in the three months ended September 30, 2004.

On September 1, 2004, the Company’s eCOST.com subsidiary completed an initial public offering of its common stock.  Following the initial public offering, the Company owned 80.2% of the outstanding common stock of eCOST.com. The Company has announced that it intends to distribute the remaining shares of eCOST.com to the Company’s stockholders approximately six months following completion of the eCOST.com IPO. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions, including, among other things, the receipt of a favorable opinion of the Company’s tax counsel as to the tax-free nature of the distribution for U.S. federal income tax purposes. As a result, the distribution may not occur at the contemplated time or may not occur at all.

On September 1, 2004, eCOST.com completed the sale of 3,465,000 shares of its common stock for aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million. eCOST.com incurred approximately $2.1 million of offering expenses in connection with the offering. No offering expenses were paid directly or indirectly to any of its directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates. eCOST.com’s net proceeds of the offering after deducting its offering expenses was $16.6 million. In connection with the IPO, eCOST.com paid a dividend of $2.5 million to PC Mall, Inc. through a non-cash settlement of the capital contribution due from PC Mall, Inc. outstanding at the completion of the IPO.

The Company recorded the initial minority interest liability of $4.5 million representing the 19.8% interest in eCOST.com's stockholders' equity immediately following the IPO. The liability was offset by a corresponding reduction of additional paid-in-capital. Further, this liability was reduced by the 19.8% portion of eCOST.com’s net loss between the completion of the IPO date and the end of the third quarter of 2004, totaling $0.2 million.

In March 2004, eCOST.com granted an option under its 1999 Stock Incentive Plan (the "1999 Plan") to purchase 560,000 shares of its common stock (after giving effect to a 1.4-for-1 stock split in connection with eCOST.com’s IPO) to its Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of eCOST.com’s IPO on September 1, 2004. The remainder of the shares of common stock subject to this option will vest in equal quarterly installments over a three-year period following the IPO. The Company recorded a non-cash compensation charge of $0.4 million to reflect compensation expense related to the accelerated vesting of shares under this option as a result of the IPO.  In addition, the Company recognized compensation expense of $0.1 million in the three months ended June 30, 2004 for a total of $0.5 million, in connection with this option. The Company will also recognize additional compensation expense of $1.5 million relating to this option, which will be amortized over the remaining three-year vesting period.

Further, additional options to purchase an aggregate of 358,400 shares of eCOST.com common stock were outstanding under the 1999 Plan at a weighted average exercise price of $0.34 at September 30, 2004.  The options have terms that (i) restrict exerciseability based on the earlier of a corporate transaction involving eCOST.com (e.g. a merger or consolidation or disposition of all or substantially all of the assets of eCOST.com) as defined, an initial public offering (“IPO”) by eCOST.com or the lapse of a five or seven year period from date of grant, and (ii) for certain awards, provide repurchase rights to eCOST.com at the original exercise price in the event of employee termination, which rights terminate in the event of a corporate transaction or IPO. No options were exercisable prior to the IPO of eCOST.com which was completed on September 1, 2004, and the time-based vesting terms were not deemed substantive as the awards were effectively contingent upon a corporate transaction or IPO of eCOST.com.  Due to such contingency, the Company had deemed the awards to be variable awards under APB 25 as the probability of these contingent events could not be reasonably determined. As a result of the closing of the IPO on September 1, 2004, at an offering price of $5.80 per share the Company recognized a compensation charge of $0.8 million based on the intrinsic value of these awards.

On July 12, 2004, the Company’s eCOST.com subsidiary received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to the subsidiary. On July 15, 2004, eCOST.com received a follow-up letter from MercExchange specifying which of eCOST.com’s technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST.com is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which makes the scope of the claims of those patents uncertain.  In the July 15 letter, MercExchange also advised eCOST.com that it has a number of applications pending for additional patents. Each of the patents identified by MercExchange contains numerous claims eCOST.com has not yet had the opportunity to fully assess the merits of the identified patents or complete its evaluation of the possible impact on its business. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict has been appealed to the United States Court of Appeals for the Federal Circuit.  Based on eCOST.com’s investigation of this matter to date, eCOST.com believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect the Company’s or eCOST.com’s business, financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, as well as the disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates, and revisions to estimates are included in the Company’s results for the period in which the actual amounts become known.

Management considers an accounting estimate to be critical if:

        -- it requires assumptions to be made that were uncertain at the time the estimate was made; and

        -- changes in the estimate or different estimates that could have been selected could have a material impact on the Company’s results of operations or financial condition.

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of the Company’s board of directors.  The Company believes the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of the Company’s financial statements:

Revenue Recognition.  The Company adheres to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”).  While the wording of SAB 104 has revised the original SAB 101, “Revenue Recognition”, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured.  Under these guidelines, the majority of the Company’s sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer.  For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Certain software products and extended warranties that the Company sells (for which the Company is not the primary obligor) are recognized on a net basis in accordance with SAB 101 and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

Sales are reported net of estimated returns and allowances, coupon redemptions and credit card chargebacks.  If actual sales returns, allowances, discounts, coupon redemptions and credit card chargebacks are greater than estimated by management, additional expense may be incurred.

Allowance for Doubtful Accounts Receivable.  The Company maintains an allowance for doubtful accounts receivable based upon estimates of future collection.  The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history, and generally does not require collateral.  The Company regularly evaluates its customers’ financial condition and credit and payment history in determining the adequacy of its allowance for doubtful accounts.  The Company also maintains an allowance for uncollectible vendor receivables which arise from vendor rebate programs, price protections and other promotions.  The Company determines the sufficiency of the vendor receivable allowance based upon various factors, including payment history.  Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs.  If estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowance may be required.

Reserve for Inventory Obsolescence.  The Company maintains allowances for the valuation of its inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions, and nature, age and type of each product.  The Company regularly evaluates the adequacy of its inventory reserve.  If the inventory reserve subsequently proves insufficient, additional inventory write-downs may be required.

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

Deferred Advertising Revenue and Costs.  The Company produces and circulates catalogs at various dates throughout the year and receives market development funds and co-op advertising funds from vendors included in each catalog.  These funds are recognized based on sales generated over the life of the catalog, approximately eight weeks, as an offset to cost of sales in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).  The costs of developing, producing and circulating each catalog are deferred and charged to advertising expense at the same rate as the co-op revenue based on the life of the catalog.  Deferred advertising revenue is included in accrued expenses and other current liabilities, offset by deferred advertising costs, which are included in prepaid expenses and other current assets.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Consolidated net sales for the quarter ended September 30, 2004 were $283.3 million, an increase of $51.3 million, or 22%, over last year’s third quarter sales of $232.0 million.  Core Business sales for the third quarter of 2004 were $239.8 million, an increase of $33.4 million over the prior year’s third quarter, with corporate sales for the quarter growing 26% and public sector sales growing 40% compared to the prior year’s third quarter, partially due to a 25% increase in combined account manager headcount in those units. This growth was offset by a decline in the Core Business catalog sales of 12% for the third quarter of 2004 compared to the prior year’s third quarter.  eCOST.com sales for the quarter were $43.5 million, an increase of $17.9 million, or 70% over the prior year’s third quarter.  The sales increase for eCOST.com was primarily the result of a 74% increase in advertising expenditures and increased sales to business customers assigned to a relationship manager. Active customers of eCOST.com at the end of the quarter increased by 84% from same quarter last year due to increased awareness of its website derived from additional advertising spending during the second and third quarters of 2004.  For eCOST.com, sales to business customers assigned to relationship managers increased 99% over the comparable prior year period primarily due to an increase in the number of accounts managed.  For the quarter ended September 30, 2004, consolidated sales of HP and Apple products represented 20% and 23% of consolidated net sales, compared to 23% and 19%, respectively, in the prior year’s comparable period.  OnSale.com sales for the third quarter of 2004 were insignificant, and therefore have no meaningful comparison to the prior year’s quarter.

Consolidated gross profit was $34.9 million for the three months ended September 30, 2004, an increase of $2.7 million, or 8%, over the prior year’s comparable quarter.  For the Core Business, gross profit was $30.1 million, an increase of $0.8 million, or 3% over the prior year’s third quarter gross profit.  For eCOST.com, gross profit for the third quarter of 2004 was $4.9 million, an increase of $1.9 million, or 64% from the prior year’s third quarter.   As a percentage of sales, consolidated gross profit for the three months ended September 30, 2004 was 12.3% versus 13.9% in the prior year’s third quarter.  For the Core Business, gross profit as a percentage of sales was 12.6% for third quarter of the current year and 14.2% in the prior year’s third quarter.  The decline is primarily the result of decreased vendor consideration received by the Company as a percentage of sales, as well as aggressive pricing used to accelerate customer acquisition.  eCOST.com gross profit as a percentage of sales for the three months ended September 30, 2004 and 2003 was 11.2% and 11.6%, respectively.  The decline is primarily due to reduced vendor consideration and promotional pricing and special offers to accelerate customer acquisition.  The Company’s gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.

Consolidated selling, general, and administrative (“SG&A”) expenses were $29.2 million for the three months ended September 30, 2004, which includes a $1.4 million charge for non-cash stock-based compensation, representing an increase of $5.2 million, or 21% from the comparable period in the prior year.  As a percent of sales, consolidated SG&A expenses decreased to 10.3% in the third quarter of 2004 from 10.4% in comparable quarter in the prior year.  For the Core Business, SG&A expenses in the third quarter of 2004 were $23.9 million, an increase of $2.1 million, or 9%, compared to the third quarter of the prior year.  As a percent of sales, SG&A expenses for the Core Business decreased to 10.0% compared with 10.6% in the third quarter last year.   SG&A for the Core Business increased primarily due to higher personnel costs of $1.4 million; however, such costs were 41 basis points lower as a percentage of sales, contributing to the decrease in the SG&A percentage of sales.

For eCOST.com, SG&A expenses in the third quarter of 2004 were $4.9 million, an increase of $3.1 million, or 167%, compared with the third quarter of the prior year.  As a percent of sales, SG&A expenses for eCOST.com increased to 11.3% in the third quarter of 2004 compared with 7.2% in the third quarter last year.  SG&A expenses for eCOST.com in the third quarter of 2004 include $0.2 million in audit fees associated in obtaining audited financial statements for the IPO and $1.3 million of stock-based compensation expense, offset by operating leverage based on the 70% increase in sales compared to prior year’s comparable quarter.  For OnSale.com, SG&A expenses in the third quarter of 2004 were $0.3 million, essentially unchanged compared with the third quarter of the prior year.  OnSale.com sales for the third quarters of 2003 and 2004 were insignificant, and therefore comparisons as a percent of net sales are not meaningful.

Consolidated net advertising expense for the third quarter of 2004 was $5.2 million, a decrease of $1.5 million over the prior year’s third quarter.  For the Core Business, net advertising expense was $3.9 million compared to $6.0 million in the prior year’s third quarter, primarily due to a $1.8 million decrease in advertising supporting the Company’s inbound catalog business.  For eCOST.com, advertising expense for the third quarter of 2004 was $1.4 million compared to $0.8 million in the comparable period in the prior year, as it expanded its online advertising to drive new business.

Consolidated net interest expense for the three months ended September 30, 2004 increased to $0.4 million, from $0.3 million in the prior year’s comparable quarter.  The increase in interest expense resulted from increased daily average borrowings on the Company’s Line of Credit.

The Company recorded an income tax provision for the quarter ended September 30, 2004 of $0.1 million, down from $0.4 million in the comparable quarter in 2003.  The Company utilized an effective tax rate of 38.5% for the quarter ended September 30, 2004 and 37.0% for the quarter ended September 30, 2003.  In the third quarter of 2004, the Company's effective tax rate was 59% for the Core Business and 37.1% for eCOST.com.  The effect of the lower rate for eCOST.com had a $20 thousand impact on the net tax provision which is reflected in the overall rate.

The Company recorded a minority interest liability of $4.5 million representing the 19.8% interest in eCOST.com's stockholders' equity immediately following the IPO. The liability was offset by a corresponding reduction of additional paid-in-capital. Further, this liability was reduced by the 19.8% portion of eCOST.com’s net loss between the completion of the IPO date and the end of the third quarter of 2004, totaling $0.2 million.

Net income was $0.2 million, or $0.02 per diluted share, for the three months ended September 30, 2004 compared to net income of $0.7 million, or $0.06 per diluted share, for the same period last year.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Consolidated net sales for the nine months ended September 30, 2004 were $831.9 million, an increase of $146.2 million, or 21% over the nine months ended September 30, 2003.  Core business net sales for the nine months ended September 30, 2004 were $711.2 million, an increase of $99.0 million, or 16% over the nine months ended September 30, 2003.  The increase was primarily due to a 35% increase in corporate sales, and a 28% increase in public sector sales.  The increase was partially offset by a 14% decrease in inbound catalog sales.  For the nine months ended September 30, 2004, net sales for eCOST.com were $120.7 million, an increase of $47.2 million or 64% over the comparable period of the prior year.  eCOST.com’s sales increase was primarily the result of a 76% increase in advertising expenditures and increased sales to business customers assigned to relationship managers.  New customers during the nine month period ended September 30, 2004 increased by 93% compared to the same period last year due to increased awareness of the eCOST.com website derived from additional advertising spending during the comparable period of 2004.  For eCOST.com, sales to business customers assigned to relationship managers increased 106% over the comparable prior year period primarily due to an increase in the number of accounts managed.  For the nine months ended September 30, 2004, sales of HP and Apple products represented 22% and 17% of consolidated net sales, compared to 22% and 20%, respectively, in the prior year’s comparable period.

Consolidated gross profit for the nine months ended September 30, 2004 was $104.9 million, an increase of $13.1 million, or 14%, over the prior year’s comparable period.  For the Core Business, gross profit was $91.7 million, an increase of $8.4 million, or 10%, over the comparable period in the prior year.  For eCOST.com, gross profit for the first nine months of 2004 was $13.2 million, an increase of $4.7 million, or 55% over the prior year’s comparable period.  As a percentage of sales, consolidated gross profit for the nine months ended September 30, 2004 was 12.6% versus 13.4% in the comparable period of the prior year.  For the Core Business, gross profit as a percentage of sales for the nine months ended September 30, 2004 was 12.9% versus 13.6% in the comparable period of the prior year.  The gross profit increase in the first nine months of 2004 included the impact of EITF 02-16 in the prior year which resulted in approximately $2.8 million of vendor consideration being classified in advertising in the first nine months of 2003.  Such amounts were offset by an overall decrease in vendor consideration received in the period, resulting in a decline in the Core Business gross profit percentage.  For eCOST.com, gross profit as a percentage of sales for the nine months ended September 30, 2004 was 11.0% versus 11.6% in the same period of the prior year, primarily due to reduced vendor consideration and increased freight promotions.  The Company’s gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.   See “Impact of Recently Issued Accounting Standards” below for a discussion of the Company’s adoption of EITF 02-16.

Consolidated selling, general and administrative expenses (“SG&A”) were $83.7 million for the nine months ended September 30, 2004, an increase of $12.6 million, or 18%, from the comparable period in the prior year. As a percent of net sales, SG&A for the nine months ended September 30, 2004 decreased to 10.1% from 10.4% from the comparable period in the prior year.  For the Core Business, SG&A for the nine months ended September 30, 2004 were $72.1 million, an increase of $7.4 million, or 11%, compared to the same period in the prior year.  As a percent of net sales, SG&A for the Core Business decreased to 10.1% for the nine months ended September 30, 2004 compared with 10.6% for the same period last year.  SG&A for the Core Business increased primarily due to higher personnel costs of $5.5 million; however, such costs were 22 basis points lower as a percentage of net sales, contributing to the decrease in the SG&A percentage of sales.  For eCOST.com, SG&A for the nine months ended September 30, 2004 were $10.7 million, an increase of $5.1 million, or 89% compared with the same nine-month period in the prior year.  As a percent of net sales, SG&A for eCOST.com increased by 115 basis points to 8.9% for the nine months ended September 30, 2003 from 7.8% for the comparable period last year.  The increase in SG&A expenses as a percentage of net sales was primarily due to the non-cash stock-based compensation charge, as well as audit fees and other related IPO expenditures .  The increase in eCOST.com’s SG&A as a percentage of sales was driven primarily by a 149 basis point increase in overall personnel costs as a percentage of sales, primarily attributable to the $1.4 million of non-cash stock compensation charges in conjunction with the initial public offering, for the nine months ended September 30, 2004..

Consolidated net advertising expense for the first nine months of 2004 was $18.4 million compared to $16.8 million in the prior year’s comparable period.   For the Core Business, net advertising expense was $14.1 million compared to $14.6 million in the first nine months of the prior year, primarily due to a $2.6 million decrease in advertising supporting the Company’s inbound catalog business.  Core Business advertising expenses were reduced in the first nine months of the prior year by $2.8 million of vendor consideration which was classified as an offset to advertising expenses, but are classified in cost of goods sold in the first nine months of 2004, as required by EITF 02-16.  For eCOST.com, net advertising expense for the first nine months of 2004 was $4.2 million compared to $2.2 million for the comparable period in the prior year, primarily due to increased internet advertising expenditures to accelerate customer acquisition.

Consolidated net interest expense for the nine months ended September 30, 2004 increased to $1.4 million, from $0.8 million, compared to the same period in 2003.  The increase in interest expense resulted from increased daily average borrowings on the Company’s Line of Credit.

The Company recorded an income tax provision of $0.6 million for the nine months ended September 30, 2004, compared to $1.1 million in the comparable period  in 2003.  The Company utilized an effective tax rate of 38.5% for the nine months ended September 30, 2004 and 37.0% for the same period in the prior year.

The Company recorded a minority interest liability of $4.5 million representing the 19.8% interest in eCOST.com's stockholders' equity immediately following the IPO. The liability was offset by a corresponding reduction of additional paid-in-capital. Further, this liability was reduced by the 19.8% portion of eCOST.com’s net loss between the completion of the IPO date and the end of the third quarter of 2004, totaling $0.2 million.

Net income was $1.1 million, or $0.09 per diluted share, for the nine months ended September 30, 2004 compared to net income of $1.9 million, or $0.17 per diluted share, for the same period last year.

Liquidity and Capital Resources

Working Capital.  The Company’s primary capital need has been funding the working capital requirements created by its growth in sales.  Historically, the Company’s primary sources of financing have come from cash flow from operations, public and private issuances of its common stock, and borrowings from financial institutions.  The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company’s current operating plans for at least the next twelve months.  If the Company needs extra funds, such as for additional acquisitions or expansion or to fund unexpected losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

As of September 30, 2004, the Company had cash and cash equivalents of $26.6 million and working capital of $51.6 million.  Inventory decreased $20.0 million to $60.6 million from December 31, 2003 as the Company sold through product accumulated at year-end resulting from strategic buying opportunities.  Accounts receivable increased $13.7 million to $85.1 million from December 31, 2003 resulting from increased business and governmental sales.  For the nine months ended September 30, 2004, capital expenditures were $2.5 million versus $3.3 million for the comparable period last year.  Accounts payable and book overdraft decreased by a total of $26.4 million or 32% during the nine month period, reflecting lower purchases made during the September 2004 period as compared with December 2003, as the Company aggressively pursued vendor early-pay discounts and continued to sell through its strategic inventory purchases made in the fourth quarter of 2003.

In April 2004, the Company agreed to extend to its eCOST.com subsidiary a line of credit of up to $10 million for necessary working capital requirements arising from expenses and liabilities incurred by eCOST.com in the ordinary course of business. The Company’s obligation under this line of credit terminated upon the completion of eCOST.com’s IPO. As of September 30, 2004, there were no borrowings outstanding under this Line of Credit.

The Company maintains a $75 million, asset-based revolving credit facility from a lending unit of a large commercial bank (the “Line of Credit”) that commenced in March 2001.  In March 2003, the Line of Credit was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms for the Company.  The Line of Credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, and bears interest at prime with a LIBOR option.  At September 30, 2004, the Prime Rate was 4.75%.  The Line of Credit is secured by substantially all of the Company’s assets.  The Line of Credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million.  In May 2004, the Line of Credit was amended to provide for a conditional release of eCOST.com as a co-borrower and release of eCOST.com’s assets as collateral, effective upon completion of eCOST.com’s IPO.  In September 2004, this release became effective. The Company also maintains a $40 million flooring credit facility, which functions in lieu of a vendor trade payable for inventory purchases and does not bear interest if paid within terms specific to each vendor (the “Flooring Facility”).  The Flooring Facility is secured by substantially all of the Company’s assets and is also supported by a letter of credit issued under the Line of Credit in the amount outstanding under the Flooring Facility from time to time.  The amount outstanding under the Flooring Facility is applied against the credit limit under the Line of Credit.  In April 2004, the Company extended the Flooring Facility through March 2005.  The Company did not draw any substantial amounts on the Flooring Facility during the three months ended September 30, 2004.  At September 30, 2004 and December 31, 2003, the Company had $40.4 million and $26.2 million of net working capital advances outstanding under the Line of Credit, respectively, and had no borrowings under the Flooring Facility at the end of either period.  The Company had $21.8 million available to borrow for working capital advances under the Line of Credit at September 30, 2004.  Loan availability under the Line of Credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts.  The Company was in compliance with its financial covenants under the Line of Credit at September 30, 2004.

In connection with and as a part of the Line of Credit, the Company entered into a term note (the "Term Note").  In May 2004, the Company amended the Term Note to increase the borrowing base from $2.0 million to $3.5 million and extend the maturity date from March 2005 to September 2011.  As of September 30, 2004 the Company had borrowed $3.5 million under the Term Note, payable in equal monthly principal payments plus interest at prime.  As of September 30, 2004, the Company has reflected $0.5 million of the principal amount of the Term Note in current liabilities included as Notes payable - current, and $2.9 million of the principal amount is included in non-current liabilities as Notes payable, based on the timing of scheduled payments.

In connection with its initial public offering, eCOST.com secured an asset-based line of credit of up to $15 million with a financial institution, which is secured by substantially all of the assets of eCOST.com. The credit facility functions as a working capital line of credit with borrowings under the facility limited to a percentage of inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on financial results. The prime rate was 4.75% as of September 30, 2004. In connection with the line of credit, eCOST.com is required to enter into a cash management arrangement whereby its operating accounts will be swept and used to repay outstanding amounts under the line of credit. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits eCOST.com’s ability to make acquisitions above pre-defined dollar thresholds, requires it to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. eCOST.com was in compliance with this covenant at September 30, 2004. Borrowing availability is subject to satisfaction of certain standard conditions, including receipt of a waiver from the landlord at eCOST.com’s corporate headquarters, permitting the lender to access the premises to take possession of personal property collateral in the event of a default under the line of credit. Fees under the credit facility include an upfront cash fee, an annual unused line fee of 0.375% of the unused portion of the line and a termination fee ranging from 0.20% to 0.75% depending on the timing of any termination of the facility. The eCOST.com credit facility matures in March 2007. There were no outstanding amounts under the line of credit as of September 30, 2004.

As part of its growth strategy, the Company may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. Any launch of a new business venture or any acquisition and the ensuing integration of the operations of the acquired company with those of the Company would place additional demands on the Company’s management, operating and financial resources.

Third parties have asserted, and may in the future assert that the Company’s eCOST.com business or the technologies it uses infringe their intellectual property rights. Although eCOST.com has not been subject to legal proceedings in the past, it may be subject to intellectual property legal proceedings and claims in the ordinary course of its business. For example, in July 2004 eCOST.com received letters from a third party alleging that it is infringing certain of its patents. Based on an investigation of this matter to date, eCOST.com's current operations do not infringe any valid claims of the patents identified in these letters.  If eCOST.com is forced to defend against this or any other third-party infringement claims, it could face expensive and time-consuming litigation and be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against eCOST.com or against those who license technology to eCOST.com, it may be required, or deemed it advisable, to develop non-infringing technology, which could be costly and time-consuming, or enter into costly royalty or licensing agreements.

Cash Flows.  Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2004.  The primary factors that affected the Company's cash flow from operations were inventories, accounts receivable and accounts payable.  Inventory at September 30, 2004 decreased $20.0 million to $60.6 million over December 31, 2003, and inventory turns increased to 18.7 from 16.5 in the same period.  Accounts receivable at September 30, 2004 increased $13.7 million to $85.1 million from December 31, 2003 due to an increase in sales on account to corporate and government customers.  Accounts payable and book overdraft decreased by a total of $26.4 million or 32% during the nine month period.  Net borrowings under the Line of Credit increased by $14.2 million in the nine months ended September 30, 2004.

Inflation

Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the near future. There can be no assurances, however, that the Company’s business will not be so affected by inflation.

Impact of Recently Issued Accounting Standards

In November 2002, the FASB issued EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor’s products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller’s statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller’s statement of operations, or (c) a payment for assets or services delivered to the vendor and therefore, characterized as revenue when recognized in the reseller’s statement of operations.  Adoption of EITF 02-16 was required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002.

Forward Looking Statements

This Report, including the Management's Discussion and Analysis above, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," and variations of these words and similar expressions to identify forward-looking statements. Such statements include the statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding cash position; expense reductions; sales growth and market share; corporate and public sector sales initiatives; the effect of our reinvestment in our sales force; the impact of our Canadian call center on operating results; the prospects for our OnSale.com and eCOST.com subsidiaries; and the timing and completion of the distribution of eCOST.com common stock to our stockholders. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include, but are not limited to, the following:

- our revenues are dependent on sales of products from a small number of vendors, including Apple, HP, IBM, Ingram Micro, Microsoft and Tech Data, and loss of any key vendor, a decline in sales of products from these vendors, pricing pressures or a decrease in supply of or demand for these products could materially impact our business;

- we do not have long-term supply agreements or guaranteed price or delivery arrangements with our vendors, and our agreements with our vendors are generally terminable within 30 days;

- our success is dependent in part upon the ability of our vendors to develop and market products that meet the changing requirements of the marketplace;

- we may not be able to maintain existing or build new vendor relationships, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations;

- our narrow gross margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events;

- the transition of our business strategy to increasingly corporate and public sector sales and our increased infrastructure investments in our outbound telemarketing sales models may not improve our profitability or result in expanded market share;

- the success of our Canadian call center is dependent on our receipt of government credits;

- existing or future government and tax regulations could expose us to liabilities or costly changes in our business operations;

- we may have difficulties integrating acquired businesses into our operations in a cost-effective manner, if at all;

- we may not be able to maintain profitability and our operating results may be difficult to predict;

- if we fail to accurately predict our inventory risk, our margins may decline as a result of write downs of our inventory due to lower prices obtained from older or obsolete products;

- we may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders;

- we may be subject to claims regarding our intellectual property, our business processes or the products we sell, any of which could result in expensive litigation, distract our management or force us to enter into costly royalty or licensing agreements;

- we may fail to expand our merchandise categories, product offerings, website and processing systems in a cost-effective and timely manner as may be required to efficiently operate our business;

 - we may not be able to retain key personnel or attract and retain additional personnel;

- our ability to effectively manage our growth may prevent us from successfully expanding our business;

- our advertising and marketing efforts may be costly and may not achieve desired results;

- changes and uncertainties in the economic climate could affect the rate of information technology spending by our customers, which would have an impact on our business;

- increased product returns or a failure to accurately predict product returns could decrease our revenues and impact profitability;

- our business may be harmed by fraudulent activities on our website, including fraudulent credit card transactions;

- our facilities and systems are vulnerable to natural disasters or other catastrophic events;

- we may not be able to compete successfully against existing or future competitors, which include some of our largest vendors;

- our success is tied to the continued use of the Internet and the adequacy and security of the Internet infrastructure.

- we are in the process of documenting and testing our internal control procedures to satisfy requirements of Section 404 of the Sarbanes-Oxley Act and during the course of such testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with Section 404; and

-  if we fail to maintain the adequacy of our internal controls, as such standards are established, modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled “Certain Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2003 and, with respect to our eCOST.com subsidiary, the section entitled “Risk Factors” in eCOST.com’s Registration Statement on Form S-1, which was declared effective by the SEC on August 27, 2004. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments consist primarily of cash.  As of September 30, 2004, the carrying values of the Company’s financial instruments approximated their fair values based on current market prices and rates.

The Company has exposure to the risks of fluctuating interest rates on its Line of Credit.  The variable interest rate on the Line of Credit is tied to the prime rate or the London interbank offered rate at the discretion of the Company.  If the variable rate on the Line of Credit changes, the Company may be required to pay more interest.  However, the Company believes that the near-term effect of any change in interest rates will not be material to the Company’s financial position, results of operations or cash flows.

It is the Company’s policy not to enter into derivative financial instruments, and the Company does not have any significant foreign currency exposure.  Therefore, the Company does not have significant overall currency exposure as of September 30, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares will be repurchased from time to time at prevailing market prices through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company’s management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. The Company did not purchase any shares of its common stock during the three month period ended September 30, 2004. As of September 30, 2004, the Company has repurchased a total of 294,200 shares of its common stock at an average price of $3.45 per share, of which 254,200 shares were repurchased under the program, and 40,000 shares were purchased in a private transaction.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 Annual Meeting of Stockholders on August 24, 2004.  At the Annual Meeting, the stockholders voted on the following matters:

1.   The reelection as directors of Frank F. Khulusi, Mark C. Layton, Thomas A. Maloof, and Ronald B. Reck, all of whom were reelected at the Annual Meeting.  Each of the directors received the following votes:

	FOR	WITHHELD
Frank F. Khulusi	8,878,660	2,172,772
Thomas A. Maloof	10,874,738	176,772
Ronald B. Reck	10,860,963	190,469
Mark C. Layton	10,912,828	138,604

2.   The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004.

	FOR	AGAINST	ABSTENTIONS
Accountant's Proposal	11,005,012	44,689	1,731

ITEM 5.  OTHER MATTERS

On September 1, 2004, the Company’s eCOST.com subsidiary completed an initial public offering. Following the eCOST.com initial public offering, the Company owned 80.2% of the common stock of eCOST.com. The Company has announced that it intends to distribute the remaining shares of eCOST.com to the Company’s stockholders approximately six months following completion of the initial public offering. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions, including, among other things, the receipt of a favorable opinion of the Company’s tax counsel as to the tax-free nature of the distribution for U.S. federal income tax purposes. As a result, the distribution may not occur at the contemplated time and may not occur at all.

ITEM 6.   EXHIBITS

Exhibit Number	Description
10.61	Form of Executive Non-Qualified Stock Option Agreement (Full Acceleration upon change in control)
10.62	Form of Executive Non-Qualified Stock Option Agreement (Partial Acceleration upon change in control)
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	PC MALL, INC.

	By:	/s/ Ted Sanders Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.61	Form of Executive Non-Qualified Stock Option Agreement (Full Acceleration upon change in control)
10.62	Form of Executive Non-Qualified Stock Option Agreement (Partial Acceleration upon change in control)
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002