Form 10-K
period 2004-12-31
PC MALL INC
filed 2005-03-31
CIK 937941

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-25790

PC MALL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4518700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2555 West 190th Street, Suite 201, Torrance, CA 90504

(Address of principal executive offices, including zip code)

(310) 354-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of June 30, 2004, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $162.6 million, based upon the closing sales price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares outstanding of the Registrant’s Common Stock as of March 28, 2005 was 11,598,041 million.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2004 are incorporated by reference into Part III of this Report.

PC MALL, INC.

PART I

In accordance with the Securities Exchange Act of 1934, as amended, the Securities and Exchange Commission allows us to incorporate by reference information into this Report, which means that we can disclose information required in this Report by referring you to another filing separately submitted to the Commission. The information so incorporated by reference is deemed to be part of this Report.

Specified portions of this Report are incorporated by reference to the Annual Report on Form 10-K of eCOST.com, Inc., a majority-owned subsidiary of ours, for the year ended December 31, 2004 (the “eCOST.com 10-K”), which was filed with the Commission concurrently with this Report and is included as an exhibit to this Report. We and eCOST.com are each subject to the informational requirements of the Exchange Act and file reports, proxy statements, and other information with the Commission. These reports are available at the public reference facility maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the Commission and paying a fee for the copying costs. The Commission can be reached at 1-800-SEC-0330 for more information about the operation of the public reference rooms. All reports filed by us or eCOST.com with the Commission are also available free of charge via EDGAR through the Commission’s website at http://www.sec.gov. In addition, we make electronic copies available as discussed below in “Available Information.”

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail under the heading “Risk Factors.” All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof. The information relating to factors affecting eCOST.com’s future results is contained in the eCOST.com 10-K in Part I, Item 1 under the caption “Risk Factors” and is incorporated herein by reference.

ITEM 1. BUSINESS

General

PC Mall, Inc. (“PC Mall”), formerly IdeaMall, Inc. and Creative Computers, Inc., together with its subsidiaries, founded in 1987, is a rapid response direct marketer of computer hardware, software, peripherals, electronics, and other consumer products and services. We offer products and services to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force, and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov and eCOST.com brands, our worldwide websites: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, ecost.com, and onsale.com, and other promotional materials.

In February 1999, we formed eCOST.com, Inc. (“eCOST.com”) as a wholly-owned subsidiary. eCOST.com is a multi-category Internet retailer of new, refurbished and close-out computer products, consumer electronics, digital imaging products, home and houseware products, watches and jewelry and other consumer products. In September 2004, eCOST.com completed an initial public offering of 3,465,000 shares of its common stock, leaving us with ownership of approximately 80.2% of the outstanding shares of eCOST.com’s common stock. We intend to distribute our remaining ownership interest in eCOST.com to our common stockholders during the second quarter of 2005. We refer to this as the “distribution” or the “spin-off.” Our board of directors has approved the spin-off of

eCOST.com and has declared a special stock dividend to our stockholders to distribute all of the outstanding shares of eCOST.com owned by our company. The special stock dividend is expected to be payable on April 11, 2005 to PC Mall stockholders of record on March 28, 2005. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions described elsewhere in this Report. The distribution may not occur by the contemplated time or may not occur at all. For more information about the spin-off of eCOST.com, see “Spin-Off of eCOST.com” below. A summary of eCOST.com’s business is contained in Part I, Item 1 of the eCOST.com 10-K under the caption “Overview” and is incorporated herein by reference.

During 2002, we completed two acquisitions. In April 2002, we acquired substantially all of the assets of Pacific Business Systems, Inc. (“PBS”), a privately held direct marketer of computer products to businesses and consumer customers under the ClubMac and PBS brands. We operate the acquired business as ClubMac. In July 2002, we completed the acquisition of substantially all of the assets of Wareforce, Inc. (“Wareforce”) through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code. We consider ClubMac and Wareforce to be part of our core business segment. Also during 2002, we formed a new subsidiary, PC Mall Gov, Inc., to focus on the public sector market, and hired an experienced public sector technology sales executive to lead the entity’s operations.

In June 2002, we formed Onsale, Inc. as a wholly-owned subsidiary. We acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002. In October 2003, we formally launched OnSale.com, which today is focused on selling computer components and other consumer products, and also offers an online marketplace, including auctions. As of December 31, 2004, we have invested approximately $1.1 million in capital expenditures and software development costs in connection with our OnSale.com business.

We operate in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions, as well as individual consumers, collectively referred to as the “core business,” 2) a multi-category online discount retailer of new, refurbished and close-out products under the eCOST.com brand, and 3) an online retailer of computer components and other consumer products, as well as an online marketplace including auctions, under the OnSale.com brand. Beginning in the first quarter of 2003, we integrated our former eLinux segment into the core business segment. The OnSale.com segment, which was previously reported as part of the core business, was established as a new segment beginning in the third quarter of 2003. Prior period segment amounts have been adjusted to reflect the new presentation. We allocate resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Strategy

Our strategy is to be a leading rapid response direct marketer of a broad range of computers, software and related technology and consumer electronic products and solutions to business, government and educational institutions and individual consumers. Specific elements of our operating strategy include:

Continued Development of Outbound Telemarketing. During 2004, we continued to intensify our outbound telemarketing efforts to focus on the under-served small and medium-sized business (“SMB”) market, as well as large enterprise, government and education markets. We believe that inherent cost efficiencies and our purchasing power with key vendors provide us with competitive advantages and growth opportunities to acquire market-share from small value-added resellers (“VARs”). Our strategy is to expand our outbound telemarketing account executive workforce. To this end, during 2004 we continued to hire experienced outbound telemarketing account executives to manage this initiative and expand our outbound telemarketing account executive workforce. In June 2003, we opened a new outbound telemarketing sales office located in Canada to allow us to access an abundant, educated labor pool and to benefit from a government labor subsidy that extends through the end of 2007. As of December 31, 2004, we had 244 outbound telemarketing account executives in our Canadian sales office compared to 128 at December 31, 2003, and currently have capacity for approximately 125 additional account executives as of the end of December 31, 2004. We also focused on the development of our outbound telemarketing account executives through our comprehensive training program. We expect to continue to invest in new tools and training to develop our outbound telemarketing sales operation.

Focus on Sales of Enterprise Products. We continue to focus on sales of enterprise products such as networking products, servers, storage and volume licensing, which we believe represent high growth segments of the enterprise market. We are authorized or otherwise have the ability to sell Cisco, EMC, HP, IBM, Microsoft, Network Associates and other name brand products. We are also authorized to sell Microsoft contractual licenses to large enterprise customers.

Leverage Apple Market Position. Throughout 2004, we continued to be a leading rapid response direct marketer of Apple products. We believe that our Apple leadership position provides opportunities to acquire new commercial customers as well as increase sales to existing customers. Our sales of Apple manufactured products in 2004 were $212.9 million, an increase of $9.3 million, or 5%, compared to $203.6 million in 2003. Our PC Mall Gov subsidiary also received authorization to sell Apple products on the GSA schedule to federal government customers in April 2003. During 2004, we published 13 editions of our MacMall catalog with a circulation of 19.8 million copies, a 14% decrease from the prior year’s 22.9 million circulation and a 20% decrease from the 24.8 million copies circulated in 2002. The decrease in MacMall catalog circulation was due to our focus on outbound telemarketing rather than catalog circulation.

Increased Relationship-Based Selling. Our account executives are trained in relationship building with their customers and are coached to offer higher levels of service. We are committed to relationship-based selling. Account executives are trained and empowered to handle a variety of customer needs, including ongoing customer service and returns-related issues. Additionally, account executives bring other expertise to bear as needed from within the company, including Apple, Cisco, Computer Associates, HP, IBM, Microsoft Windows Server specialists (MCSE) certified technicians, and Novell-trained Certified Network Engineers (CNE).

Leverage of Internet Expertise. We consider ourselves a leader in Internet e-commerce innovation and intend to continue enhancing our position on the Internet. We were among the first to enter the Internet auction space with our ubid.com website. uBid completed a successful initial public offering in December 1998, and we subsequently distributed to our stockholders all of our remaining shares of uBid in June 1999.

In March 1999, we launched the eCOST.com website, which offers a broad selection of new, “close-out” and refurbished name-brand merchandise. In September 2004, eCOST.com completed its initial public offering. We plan to distribute our remaining ownership in eCOST.com to our stockholders on April 11, 2005. See “—Spin-Off of eCOST.com.” In October 2003, we launched OnSale.com, which today is focused on selling computer components and other consumer products, and also offers an online marketplace including auctions, which provides Internet sellers an alternative site to market products. Also in 2004, we expanded our use of “Corporate Access Pages” or CAP sites, which are custom extranet-based dedicated websites that are designed to allow customers to perform routine tasks online and give account executives increased time for acquiring new customers. The number of CAP sites increased to 52,727 in 2004 from 21,661 in 2003.

Penetration of the Public Sector Market. In April 2002, we formed PC Mall Gov and hired an experienced public sector technology executive to lead its public sector sales efforts, which includes sales to federal, state and local governmental departments and agencies, as well as educational institutions. We believe that PC Mall Gov’s purchasing power and rapid response technology is well suited to support the procurement models of government and education buyers. PC Mall Gov intends to establish a larger presence in the federal government market. To this end, in 2003 PC Mall Gov expanded its sales office in the Washington D.C. area and obtained authorization to sell Apple and HP products on the GSA schedule to government customers. PC Mall Gov sales in 2004 increased 17% over 2003 and a cumulative 29% over 2002.

The information pertaining to eCOST.com’s strategy is contained in the eCOST.com 10-K in Part I, Item 1 under the caption “Our Growth Strategy” and is incorporated herein by reference.

Marketing and Sales

We design our marketing programs to attract new customers and to stimulate additional purchases by previous customers. We employ outbound telemarketing sales techniques to establish new customer relationships with businesses, selectively mail catalogs to prospective customers and advertise on the Internet and in major computer user magazines such as Computer Shopper, Design Graphics, Federal Computer Week, MacAddict, MacDesign, MacDirectory, Mac Home, and MacWorld. In addition, we obtain the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers. We sell products to business, government and educational institutions, as well as individual consumers, primarily within the United States of America.

We utilize sophisticated analysis tools designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques. The analysis combines optimization techniques with multiple models to more effectively match offers to individuals and businesses in an effort to provide the most profitable results.

Inbound and Outbound Telemarketing. We believe that much of our success has come from the quality and training of our account executives. Account executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders. Account executives have the authority to vary prices within specified parameters in order to meet prices of competitors. In addition, account executives undergo an initial sales training program focusing on use of our systems, product offerings and networking solutions, sales techniques, phone etiquette and customer service. Account executives attend regular training sessions to stay up-to-date on new products. Account executives staff our toll-free order lines 24 hours a day, seven days a week. Customer service and technical support personnel assist outbound and inbound telemarketing account executives. Our phone and computer systems are used for order entry, customer tracking and inventory management. During 2004, we shipped approximately 692,000 outbound and inbound telemarketing orders with an average order size of $1,162. This compares to approximately 621,000 outbound and inbound telemarketing orders with an average order size of $1,084 in 2003 and 612,000 outbound and inbound telemarketing orders with an average order size of $912 in 2002.

Catalogs. We published 13 editions of our PC Mall catalog during 2004 and distributed approximately 6.9 million PC Mall catalogs, a decrease of 34% compared to 10.4 million catalogs distributed in 2003 and a cumulative 37% decrease compared to 11.0 million catalogs distributed in 2002. We published 13 editions of our MacMall catalog in 2004 and distributed approximately 19.8 million catalogs, a decrease of 14% compared to the 22.9 million catalogs distributed in 2003 and a cumulative 20% decrease compared to 24.8 million catalogs distributed in 2002. Active PC Mall and MacMall customers receive a catalog several times a year depending upon purchasing history, and we include a catalog with most orders shipped, as well as special promotional flyers and manufacturers’ product brochures. We also published and distributed ClubMac, eCOST.com, and PC Mall Gov catalogs in 2004, totaling an additional 31 editions, approximately 5.3 million catalogs.

We create all of our catalogs in-house with our own design team and production artists using a Macintosh-based desktop publishing system. We believe the in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

The Internet. We operate several worldwide websites, including pcmall.com, macmall.com, clubmac.com, pcmallgov.com, ecost.com and onsale.com. Our websites offer features such as on-line ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate an extranet for our corporate customers, called CAP sites. CAP sites provide custom catalogs and online purchasing channels for corporate customers and their employees. CAP sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing the account executive’s time for acquiring new customers. Sales generated through the Internet have grown rapidly for us as we offer our customers a convenient means of shopping and ordering our products. Our websites also serve as another source of new customers. In 2004, we shipped approximately 832,000 Internet-related orders, an 8.3% increase over the 768,000 Internet orders shipped in 2003 and a cumulative 41.7% increase over the 587,000 Internet orders shipped in 2002.

Vendor Supported Marketing. We sell advertising space in our catalogs and on our websites and provide vendor supported outbound telemarketing campaigns. These advertising sales generate revenues that offset a substantial portion of the expense of publishing and distributing the catalogs. We also develop marketing campaigns designed to maximize product sales.

Commercial Sales. We fulfill the specific needs of commercial buyers, including business, government and educational institutions, through an outbound telemarketing sales force, as well as a direct sales force through our CCIT and Wareforce subsidiaries. Our sales staff strives to build long-term relationships with commercial customers through regular phone contact and personalized service. Commercial customers may choose from several purchase or lease options for financing product purchases, and we extend credit to certain commercial customers based upon an evaluation of each customer’s financial condition and credit history.

Customer Return Policy. We offer a limited return policy on a number of our products, subject to vendor terms and conditions. Returns are monitored to identify trends in product acceptance and defects, to enhance customer satisfaction and to reduce overall returns.

The information pertaining to eCOST.com’s marketing and sales is contained in the eCOST.com 10-K in Part I, Item 1 under the captions “Sales and Marketing” and “Customer Service” and is incorporated herein by reference.

Products and Merchandising

We offer hardware, software, peripherals, components and accessories for users of computer products, as well as electronics equipment and other consumer products. We screen new products and select products for inclusion in our catalogs and websites based on features, quality, sales trends, price, margins, cooperative/market development funds and warranties. We offer our customers other value-added services, such as the ability to purchase systems that have been specifically configured to meet the customer’s requirements. Through frequent mailings of our catalogs and e-mails to our customers, we are able to quickly introduce new products and replace slower selling products with new products.

The following table sets forth our net sales by major product category as a percentage of total net sales for the periods presented.

	Year Ended December 31,
	2004	2003	2002
Computer systems	34.9%	36.8%	36.9%
Peripherals, components and accessories	42.5	42.2	42.1
Software	13.9	12.3	12.1
Other (1)	8.7	8.7	8.9

Total	100.0%	100.0%	100.0%

(1)	Other consists primarily of other electronic products, income from configuration charges, sales of extended warranties, and other consumer products.

Computer Systems. We offer a large selection of desktop, laptop and server systems from leading manufacturers including Acer, Apple, HP, IBM, Sony and Toshiba.

Peripherals, Components and Accessories. We offer a large selection of peripheral and component products from manufacturers such as APC, Apple, Canon, Cisco, Epson, HP, IBM, Kingston, Lacie, NEC/Mitsubishi, Sandisk, Sony, Viewsonic and Xerox. Peripherals and components include printers, monitors, data storage devices, add-on circuit boards, connectivity products and communications products. The accessories offered by us include a broad range of computer-related items and supplies such as toner, ink cartridges, magnetic tape, cables and connectors.

Software. We sell a wide variety of software packages in the business and personal productivity, enterprise, utility, language, graphics and video editing categories, including word processing, spreadsheet and database software. We offer a large number of software programs and licenses from established vendors, such as Adobe, Apple, Computer Associates, Filemaker, Intuit, Lotus/IBM, Macromedia, Microsoft, Network Associates, Quark, and Symantec, as well as numerous specialty products from new and emerging vendors.

The information pertaining to eCOST.com’s products and merchandise is contained in the eCOST.com 10-K in Part I, Item 1 under the captions “Our Customers,” “Our Website” and “Our Merchandise” and is incorporated herein by reference.

Purchasing and Inventory

We believe that effective purchasing is a key element of our business strategy to provide name brand computer products and related software and peripherals at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. During 2004, we purchased products from over 910 vendors. Products manufactured by HP accounted for 22.1% of net sales in 2004, 20.9% of net sales in 2003 and 17.8% of net sales in 2002. Products manufactured by Apple represented approximately 17.9%, 20.4% and 23.1% of our net sales in 2004, 2003 and 2002, respectively. We are also linked electronically with fourteen distributors or manufacturers, which allows account executives to view distributor product availability online and drop-ship product directly to customers. The benefits of this program include reduced inventory carrying costs, higher order fill rates and improved inventory turns.

Most key vendors have agreements to provide us with market development funds covering portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs for their products. Termination or interruption of our relationships with our vendors, or modification of the terms of or discontinuance of our agreements with our vendors, could adversely affect our operating results. Our success is dependent in part upon the ability of our vendors to develop and market products that meet the changing requirements of the marketplace. As is customary in our industry, we have no long-term supply contracts with any of our vendors. Substantially all of our contracts with our vendors are terminable upon 30 days’ notice or less.

We attempt to manage our inventory position to maximize customer satisfaction while limiting inventory risk. Our average annual inventory turns were 15.7 times in 2004, 15.1 times in 2003 and 18.6 times in 2002. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, our practice of making large-volume purchases when we deem the terms of such purchases to be attractive and the addition of new manufacturers and products. We have negotiated agreements with many of our vendors that contain price protection provisions intended to reduce our risk of loss due to manufacturer price reductions. We currently have such rights with respect to certain products that we purchase from Apple and HP and certain other vendors; however, rights vary by product line, have conditions and limitations, and can be terminated or changed at any time.

The market for computers, computer products, peripherals, software and electronics is characterized by rapid technological change and a growing diversity of products. We believe that our success depends in large part on our ability to identify and obtain the right to market products that meet the changing requirements of the marketplace and to obtain sufficient quantities of product to meet changing demands. There can be no assurance that we will be able to identify and offer products necessary to remain competitive or avoid losses related to excess or obsolete inventory.

The information pertaining to eCOST.com’s purchasing and inventory operations is contained in the eCOST.com 10-K in Part I, Item 1 under the captions “Vendors” and “Fulfillment Operations” and is incorporated herein by reference.

Backlog

Our backlog generally represents open cancelable orders. We do not believe that backlog is useful for predicting future sales.

Distribution

We operate a full-service 212,000 square foot distribution center in Memphis, Tennessee and a 20,454 square foot warehouse facility in Irvine, California. The Memphis warehouse is our primary distribution center and is strategically located near the Federal Express main hub in Memphis, which allows most orders of in-stock products accepted by 10:00 p.m. Eastern Time to be shipped for delivery by 10:30 a.m. the following day via Federal Express, if requested by the customer. Upon request, orders may also be shipped at a lower cost using other modes of transportation such as United Parcel Service Delivery. The Irvine warehouse primarily functions as a custom configuration and distribution center for Wareforce’s corporate customers. We believe that our existing distribution facilities are adequate for our current needs.

When an order is entered into our systems, an automated credit check or credit card verification is performed, and if approved, and the product is in stock, the order is electronically transmitted to the warehouse, where a packing slip is printed for order fulfillment. All inventory items are bar coded and located in computer-designated areas which are easily identified on the packing slip. All orders are checked with bar code scanners prior to final packing to ensure that each order is packed correctly.

We also have electronic purchasing and drop shipping systems for products that are not in stock at our distribution centers. Fourteen distributors or manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit an electronic order for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, price and location. This capability allows us to ship a high percentage of orders on the same day that they are received.

The information pertaining to eCOST.com’s distribution operations is contained in the eCOST.com 10-K in Part I, Item 1 under the caption “Fulfillment Operations” and is incorporated herein by reference.

Management Information Systems

We have committed significant resources to the development of sophisticated computer systems that are used to manage our business. Our computer systems support telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution and facilitate the preparation of daily operating control reports which are designed to provide concise and timely information regarding key aspects of our business. The systems allow us to, among other things, monitor sales trends, make informed purchasing decisions, and provide product availability and order status information. In addition to the main computer systems, we have systems of networked personal computers. We also apply our management information systems to the task of managing our inventory. We believe that in order to remain competitive we need to upgrade our management information systems on a continual basis.

Our success is dependent on the accuracy and proper utilization of our management information systems and our telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures. We currently operate our management information systems using a HP3000 Enterprise System. Hewlett-Packard has indicated that it will support this system until December 2006, by which time we expect that we will need to seek third party support for such systems or upgrade our management information systems hardware and software. Any interruption, corruption, degradation or failure of our management information systems or telephone system could impact our ability to receive and process customer orders on a timely basis.

The information relating to eCOST.com’s management information systems is contained in the eCOST.com 10-K in Part I, Item 1 under the caption “Technology” and is incorporated herein by reference.

Retail Computer Showrooms

We currently operate three retail computer showrooms, located in Santa Monica and Torrance, California, and Memphis, Tennessee that are targeted at consumers and small businesses residing in the local area.

Competition

The business of direct marketing of computer hardware, software, peripherals and electronics is highly competitive. We believe that competition in our market is based predominantly on:

•	price;

•	product selection, quality and availability;

•	shopping convenience;

•	customer service; and

•	brand recognition.

We currently or potentially compete with a variety of companies that can be divided into several broad categories:

•	other direct marketers, including CDW, Insight Enterprises and PC Connection;

•	computer retail stores and resellers, including superstores such as Best Buy and CompUSA;

•	hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users;

•	online resellers, such as Amazon.com and Overstock.com;

•	government resellers such as GTSI; and

•	other direct marketers and value added resellers of hardware, software and computer-related and electronic products.

Barriers to entry are relatively low in the direct marketing industry and the risk of new competitors entering the market is high. The markets in which our retail showrooms operate are also highly competitive.

The manner in which the products and services we sell are distributed and sold is changing, and new methods of sales and distribution have emerged. Technology now allows software vendors the ability to sell and download programs directly to consumers, if so desired. In addition, in recent years the industry has generated a number of new, cost-effective channels of distribution such as computer superstores, consumer electronic and office supply superstores, national direct marketers, online resellers and mass merchants. Computer resellers are consolidating operations and acquiring or merging with other resellers to achieve economies of scale and increased efficiency. Our largest manufacturers have sold, and continue to intensify their efforts to sell, their products directly to customers. To the extent additional manufacturers adopt this selling format or this trend becomes more prevalent, it could adversely affect our sales growth and profitability. In addition, traditional retailers have entered and may increase their penetration into the direct mail channel. The current industry reconfiguration and the trend toward consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit.

Although many of our competitors have greater financial resources than we do, we believe that our ability to offer businesses, government and educational institutions and individual consumers a wide selection of products, at competitive prices, with prompt delivery and a high level of customer service, together with good relationships with our vendors and suppliers, allow us to compete effectively. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than our company. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on our company. Some of our competitors have reduced their prices in an attempt to stimulate sales. Decreasing prices of computers and related technology products and accessories resulting from competition and technological changes require us to sell a greater number of products to achieve the same level of net sales and gross profit. If prices of computers and related technology products and accessories decrease and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected. There can be no assurance that we can continue to compete effectively against existing or new competitors that may enter the market. We believe that competition may increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions that may have an adverse effect on our operating results.

The information pertaining to eCOST.com’s competition is contained in the eCOST.com 10-K in Part I, Item 1 under the caption “Competition” and is incorporated herein by reference.

Intellectual Property

We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including our domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and administrative proceedings to be successful. We have numerous trademarks and service marks that we consider to be material to the successful operation of our business. The most important are PC MALL, MACMALL, and WAREFORCE, which we currently use in connection with telephone, mail order, catalog, and/or online retail services. We have registrations for PC MALL and MACMALL in the United States and in numerous foreign jurisdictions for telephone, mail order, catalog, and/or online retail services and applications in the United States and foreign jurisdictions for WAREFORCE for a variety of online services. In addition, we consider the ONSALE and ONSALE and price tag logo marks to be material to the successful operation of our business, and have registrations for the ONSALE and price tag logo mark in the United States and in numerous foreign jurisdictions for auction services and/or online retail store services, and pending applications for ONSALE in the United States and in numerous foreign jurisdictions for auction services and/or online retail store services.

Third parties have asserted, and may in the future assert that our business or the technologies we use infringe their intellectual property rights. We may be subject to intellectual property legal proceedings and claims in the ordinary course of our business. For example, eCOST.com received letters from a third party alleging that it is infringing certain of that third party’s patents. Based on an investigation of this matter to date, we believe that eCOST.com’s current operations do not infringe any valid claims of the patents identified in these letters. If we are forced to defend against this or any other third-party infringement claims, we could face expensive and time-consuming litigation and be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time-consuming, or enter into costly royalty or licensing agreements.

Third parties have in the past, and may in the future, hire employees who have had access to our proprietary technologies, processes and operations. This exposes us to the risk that former employees will misappropriate our intellectual property.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, which could materially harm our business.

The information pertaining to eCOST.com’s intellectual property is contained in the eCOST.com 10-K in Part I, Item 1 under the caption “Intellectual Property” and is incorporated herein by reference.

Employees

As of December 31, 2004, we had 1,498 full-time employees. We emphasize the recruiting and training of high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

We consider our employee relations to be good. None of our employees is represented by a labor union, and we have experienced no work stoppages.

Since our formation, we have experienced rapid growth. As a result of this growth, we have added a significant number of employees and have been required to expend considerable effort in training these new employees.

The information pertaining to eCOST.com’s employees is contained in the eCOST.com 10-K in Part I, Item 1 under the caption “Employees” and is incorporated herein by reference.

Properties

Our principal facilities at December 31, 2004 were as follows:

Description	Sq. Ft.	Location
PC Mall, Inc. Corporate Headquarters	157,325	Torrance, CA
Distribution Center	212,000	Memphis, TN
Irvine Sales Office and Warehouse	60,888	Irvine, CA
Wisconsin Sales Office	35,503	Menomonee Falls, WI
Canada Sales Office	45,128	Montreal, Quebec, Canada
Retail Showroom	9,750	Santa Monica, CA

We lease each of our principal facilities, except for the Santa Monica retail showroom, which we own. Our distribution center includes shipping, receiving, warehousing and administrative space. In January 2005, our eCOST.com subsidiary signed a 70-month lease covering 163,632 square feet in Memphis, Tennessee in connection with its efforts to transition from reliance on us for inventory and order fulfillment in preparation for the proposed spin-off of eCOST.com.

Regulatory and Legal Matters

Our direct response business is subject to the Mail or Telephone Order Merchandise Rule and other related regulations promulgated by the Federal Trade Commission and laws or regulations directly applicable to access to or commerce on the Internet. While we believe we are currently in compliance with such laws and regulations and have implemented processes, programs and systems to address our ongoing compliance with such regulations, no assurances can be given that new laws or regulations will not be enacted or adopted, or that our processes, programs and systems will be sufficient to comply with present or future laws or regulations, which might adversely affect our operations. Due to the increasing popularity and use of the Internet, it is likely that new laws and regulations will be adopted with respect to the Internet, including laws and regulations that may impose additional restrictions or burdens on our business. Moreover, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional restrictions or burdens on companies conducting business over the Internet. In addition to imposing restrictions or burdens on our business, the adoption of any additional laws or regulations with respect to the Internet may decrease the growth of the Internet, which, in turn, could decrease the demand for and growth of our Internet-based sales.

Based upon current law, certain of our subsidiaries currently collect and remit sales and use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered. Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products or services shipped or sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. In addition, a number of bills may be introduced or are pending before federal and state legislatures that would potentially expand our tax collection responsibility. Until these legislative efforts have run their course and the courts have considered and resolved some cases involving these tax collection issues, there can be no assurance that future laws imposing taxes or other regulations on direct marketing or Internet commerce would not substantially impair our growth and as a result have a material adverse effect on our business, results of operations and financial condition.

Information pertaining to government regulations affecting eCOST.com’s business is contained in the eCOST.com 10-K in Part I, Item 1 under the caption “Government Regulation” and is incorporated herein by reference.

Spin-Off of eCOST.com

Our board of directors has approved the spin-off of eCOST.com and has declared a special stock dividend to our stockholders to distribute all of the outstanding shares of eCOST.com owned by our company. The special stock dividend is expected to be payable on April 11, 2005 to PC Mall stockholders of record on March 28, 2005. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions described below.

In September 2004, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. In March 2005, we amended the Administrative Services Agreement that our subsidiary AF Services, LLC (formerly AF Services, Inc.) entered into with eCOST.com in September 2004, pursuant to which the scope of the services covered by the agreement was reduced and monthly service charges were correspondingly reduced from $101,600 to $19,000, effective as of the date of our spin-off of eCOST.com. For a more detailed discussion of the Master Separation and Distribution Agreement, the Administrative Services Agreement, and the certain other agreements providing for the separation and distribution, you can refer to the information under the heading “Certain Relationships and Related Transactions” in Part III, Item 13 of this Report. We believe that the separation and distribution will enhance eCOST.com’s ability to implement its growth and operating strategies. Upon completion of the distribution, holders of common stock of PC Mall as of the record date of the distribution will be entitled to receive a dividend of eCOST.com common stock without the payment of further consideration, although we expect the market value of shares of our common stock to diminish upon effecting the distribution to reflect the value (per share of our common stock) of the shares of eCOST.com common stock we distribute.

The Master Separation and Distribution Agreement contains various conditions to the distribution that must be satisfied or waived by us, including:

•

our receipt of an opinion from our tax counsel that our contribution of assets to eCOST.com and the distribution, taken together, will qualify as a reorganization pursuant to which no gain or loss will be recognized by us or our stockholders for U.S. federal income tax purposes under Section 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code;

•	the receipt of any material government approvals and consents necessary to consummate the distribution;

•	the absence of any event or development that, in the sole judgment of our board of directors, would result in the distribution having a material adverse effect on us or our stockholders; and

•

the absence of any order, injunction, decree or regulation issued by any court or agency of competition jurisdiction or other legal restraint or prohibitions preventing the consummation of the distribution.

In addition, we have the right not to complete the distribution if, at any time, our board of directors determines, in its sole discretion, that the distribution is not in the best interest of us or our stockholders, or if the distribution has not occurred by December 31, 2005.

Available Information

We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, eCOST.com makes its similar reports available free of charge on its corporate website, www.ecost.com, as soon as reasonably practicable after such reports and filed with, or furnished to, the SEC. We have also adopted a code of conduct and ethics that applies to our directors, officers and employees which is available on our website. Our corporate website is located at www.pcmall.com. The information contained on our website is not part of this report or incorporated by reference herein.

Executive Officers

Our executive officers as of March 31, 2005 and their respective ages and positions are as follows:

Name	Age	Position
Frank Khulusi	38	Chairman of the Board, President and Chief Executive Officer
Theodore R. Sanders	50	Chief Financial Officer and Treasurer
Daniel J. DeVries	43	Executive Vice President - Marketing
Kristin M. Rogers	46	Executive Vice President - Commercial Sales
Robert I. Newton	39	General Counsel and Secretary

The following is a biographical summary of the experience of the executive officers:

Frank F. Khulusi is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987, served as President until July 1999, and resumed the office of President in March 2001. Mr. Khulusi attended the University of Southern California.

Theodore R. Sanders has served as our Chief Financial Officer since September 1998 and was our Vice President - Controller from May 1997 to September 1998. Prior to joining our company, Mr. Sanders spent ten years with the Pittston Company in various senior finance roles including Controller of its Burlington Air Express Global division and Director of Internal Audit. Mr. Sanders started his career with Deloitte & Touche and rose to the position of Manager. Mr. Sanders is a C.P.A. and received a B.S.B.A. degree from Nichols College.

Daniel J. DeVries has served as our Executive Vice President - Marketing since February 1996 and was our Senior Vice President from October 1994 to that time. Mr. DeVries is responsible for marketing and consumer sales strategy. From April 1993 to October 1994, he held various sales and marketing positions with our company. From July 1988 to April 1993, Mr. DeVries was a Regional Manager for Sun Computers, a computer retailer. Mr. DeVries attended the University of Michigan.

Kristin M. Rogers joined us in February 2000 and was appointed as our Executive Vice President - Commercial Sales in June 2001. Ms. Rogers is responsible for commercial sales strategy. Prior to joining us, Ms. Rogers held a variety of positions with Merisel, a computer wholesale distributor from 1980 through 1999, the most recent position being Senior Vice President and General Manager of the U.S. region. In addition, Ms. Rogers spent one year (1997) as Executive Vice President and General Manager of the U.S. region for Micro Warehouse, a direct marketer based in Norwalk, Connecticut. Ms. Rogers received a B.A. degree in Political Science from Bates College (Lewiston, Maine).

Robert I. Newton joined us in June 2004 as our General Counsel. Mr. Newton was Of Counsel in the corporate practice group of Morrison & Foerster LLP from February 2000 until joining our company. Prior to his employment at Morrison & Foerster LLP, Mr. Newton was a partner in the corporate practice group of McDermott, Will & Emery LLP. Mr. Newton received a B.B.A., with highest honors, and a J.D., with honors, from the University of Texas at Austin.

RISK FACTORS

This annual report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties which could cause actual results or events to differ materially from those contained in any forward-looking statement. The information relating to factors affecting eCOST.com’s future results is contained in the eCOST.com 10-K in Part I, Item 1 under the caption “Risk Factors” and is incorporated herein by reference. Factors that could cause or contribute to such differences include, but are not limited to, the following:

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Microsoft and Sony. For example, products manufactured by HP represented 22.1%, 20.9% and 17.8% of our net sales and products manufactured by Apple represented 17.9%, 20.4% and 23.1% of our net sales in 2004, 2003 and 2002, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

Certain of our key vendors provide us with incentives and other assistance that reduce our operating costs, and any future decline in these incentives and other assistance could materially harm our operating results.

Certain of our key vendors, including Apple, HP, IBM, Ingram Micro, Microsoft, Sony and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with most of our key vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple or HP, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow.

We do not have long-term supply agreements or guaranteed price or delivery arrangements with our vendors.

In most cases we have no guaranteed price or delivery arrangements with our vendors. As a result, we have experienced and may in the future experience inventory shortages on certain products. Furthermore, the personal computer industry occasionally experiences significant product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply certain products as needed. We cannot assure you that suppliers will maintain an adequate supply of products to fulfill our orders on a timely basis, or at all, or that we will be able to obtain particular products on favorable terms or at all. Additionally, we cannot assure you that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our vendors, or a significant increase in the price of those products, could reduce our sales and affect our operating results.

Substantially all of our agreements with vendors are terminable within 30 days.

Substantially all of our agreements with vendors are terminable upon 30 days’ notice or less. For example, we are an authorized dealer for the full retail line of Apple products, sales of which represented 17.9% of our net sales in 2004, but Apple can terminate our dealer agreement upon 30 days’ notice. Vendors that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other resellers or channels. Any termination, interruption or adverse modification of our relationship with a key vendor or a significant number of other vendors would likely adversely affect our operating income, cash flow and future prospects.

Our success is dependent in part upon the ability of our vendors to develop and market products that meet changes in marketplace demand, as well as our ability to sell popular products from new vendors.

The products we sell are generally subject to rapid technological change and related changes in marketplace demand. Our success is dependent in part upon the ability of our vendors to develop and market products that meet these changes in marketplace demand. Our success is also dependent on our ability to develop relationships with and sell products from new vendors that address these changes in marketplace demand. To the extent products that address changes in marketplace demand are not available to us, or are not available to us in sufficient quantities or on acceptable terms, we could encounter increased price and other competition, which would likely adversely affect our business, financial condition and results of operations.

We may not be able to maintain existing or build new vendor relationships, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We do not have long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, we agree to offer products through our catalogs and on our websites and the vendors agree to provide us with information about their products and honor our customer service policies. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers offering a mix of close-out and refurbished products in addition to new products. From time to time, vendors may terminate our right to sell some or all of their products, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. Any such termination or the implementation of such changes, or our failure to build new vendor relationships, could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and may adversely affect our operating results.

Our narrow gross margins magnify the impact of variations in our operating costs and of adverse or unforeseen events on our operating results.

We are subject to intense price competition with respect to the products we sell. As a result, our gross margins have historically been narrow, and we expect them to continue to be narrow. Our narrow gross margins magnify the impact of variations in our operating costs and of adverse or unforeseen events on our operating results. If we are unable to maintain our gross margins in the future, it could have an adverse effect on our business, financial condition and results of operations. In addition, because price is an important competitive factor in our industry, we cannot assure you that we will not be subject to increased price competition in the future. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our gross margins, or that we will be able to compete effectively.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors. These factors include the frequency of our catalog mailings, introduction or discontinuation of new catalogs, the introduction of new products or services by us and our competitors, changes in prices from our suppliers, the loss or consolidation of significant suppliers or customers, general competitive conditions such as pricing, our ability to control costs, the timing of our capital expenditures, the condition of the personal computer and electronics industry in general, seasonal shifts in demand for computer and electronics products, industry announcements and market acceptance of new products or upgrades, deferral of customer orders in anticipation of new product applications, product enhancements or operating systems, the relative mix of products sold during the period, any inability on our part to obtain adequate quantities of products carried in our catalogs, delays in the release by suppliers of new products and inventory adjustments, our expenditures on new business ventures and general economic conditions and geopolitical events. Our planned operating expenditures each quarter are based on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for the quarter may be materially adversely affected. Our narrow gross margins may magnify the impact of these factors on our operating results. We believe that period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. In addition, our results in any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below the expectations of public market analysts or investors and as a result the market price of our common stock could be materially adversely affected.

The transition of our business strategy to increasingly focus on business and public sector sales presents numerous risks and challenges, and may not improve our profitability or result in expanded market share.

We are in the process of transitioning our business strategy to increasingly focus on business and public sector sales. In shifting our focus, we face numerous risks and challenges, including competition from a wider range of sources and an increased need to develop strategic relationships. We cannot assure you that our increased focus on business and public sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business and results of operations.

Our increased investments in our outbound telemarketing sales force model may not improve our profitability or result in expanded market share.

We have made and are currently making efforts to increase our market share by investing in the growth, training and retention of our outbound telemarketing sales force. We have also incurred, and expect to continue to incur, significant expenses related to infrastructure investments related to this growth in our outbound telemarketing sales force. We cannot assure you that any of our investments in our outbound telemarketing sales force will result in expanded market share or increased profitability in the near or long term.

The success of our Canadian call center is dependent, in part, on our receipt of government labor credits.

In September 2003, we established a Canadian call center serving the U.S. market. One of the benefits we receive from having our Canadian call center is that we can claim Canadian government labor credits on eligible compensation paid to qualifying employees at the call center. The term of the government program that provides for these labor credits is currently scheduled to extend through approximately the end of 2007. During the period through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation paid to our qualifying employees under the program. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. While management believes the amounts claimed are collectible, if we do not receive these expected labor credits, or a sufficient portion of them, then the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer.

Existing or future government and tax regulations could expose us to liabilities or costly changes in our business operations, and could reduce demand for our products.

Based upon current interpretations of existing law, certain of our subsidiaries currently collect and remit sales or use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state direct marketers. Furthermore, court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state was quite limited (e.g., visiting the state several times a year to aid customers or to inspect showrooms stocking their goods). We believe our operations are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future.

Furthermore, we are subject to general business regulations and laws, as well as regulations and laws specifically governing companies that do business over the Internet. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation of e-

commerce, user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), database protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, and personal privacy, among other laws, apply to the Internet and e-commerce. Unfavorable resolution of these issues may expose us to liabilities and costly changes in our business operations, and could reduce customer demand for our products. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. For example, legislation in California requires us to notify our California customers if certain personal information about them is obtained by an unauthorized person, such as a computer hacker. These consumer protection laws could result in substantial compliance costs and could decrease our profitability.

Part of our business strategy includes the acquisition of other companies, and we may have difficulties integrating acquired companies into our operations in a cost-effective manner, if at all.

We have pursued in the past, and may pursue in the future, acquisitions of companies that either complement or expand our existing business. No assurance can be given that the benefits we may expect from the acquisition of complementary or supplementary companies will be realized. In addition, acquisitions may involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and management information systems, potential short-term adverse effects on our operating results and the amortization of acquired intangible assets. Any delays or unexpected costs incurred in connection with the integration of acquired companies could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we cannot assure you that we will be able to implement or sustain our acquisition strategy or that our strategy will ultimately prove profitable.

We may not be able to maintain profitability on a quarterly or annual basis.

Our ability to maintain profitability on a quarterly or annual basis given our planned business strategy depends upon a number of factors, including our ability to achieve and maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner, leverage our fixed cost structure, maintain adequate levels of vendor funding, and maintain customer acquisition costs at acceptable levels. Our ability to maintain profitability on a quarterly or annual basis will also depend on our ability to manage and control operating expenses and to generate and sustain adequate levels of revenue. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. In addition, we may find that our business plan costs more to execute than we currently anticipate. Some of the factors that affect our ability to maintain profitability on a quarterly or annual basis are beyond our control.

Our operating results are difficult to predict and may adversely affect our stock price.

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of investors or analysts, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

•	the amount and timing of operating costs and capital expenditures relating to any expansion of our business operations and infrastructure;

•	price competition that results in lower sales volumes, lower profit margins, or net losses;

•	fluctuations in coupon redemption rates;

•	the amount and timing of advertising and marketing costs;

•	our ability to successfully integrate operations and technologies from any future acquisitions or other business combinations;

•	changes in the number of visitors to our websites or our inability to convert those visitors into customers;

•	technical difficulties, including system or Internet failures;

•	fluctuations in the demand for our products or overstocking or understocking of our products;

•	introduction of new or enhanced services or products by us or our competitors;

•	fluctuations in shipping costs, particularly during the holiday season;

•	economic conditions generally or economic conditions specific to the Internet, e-commerce, the retail industry or the mail order industry;

•	changes in the mix of products that we sell; and

•	fluctuations in levels of inventory theft, damage or obsolescence that we incur.

If we fail to accurately predict our inventory risk, our gross margins may decline as a result of required inventory write downs due to lower prices obtained from older or obsolete products.

In 2004, we derived 80.2% of our gross sales from products sold out of inventory at our distribution facility. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our distribution facility. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion (e.g., computer hardware, software and consumer electronics), and because our distribution facility sometimes stocks large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our gross margins or avoid losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from Apple, HP, IBM, and certain other vendors, but these rights vary by product line, are subject to specified conditions and limitations, and can be terminated or changed at any time.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We require substantial working capital to fund our business. We believe that our current working capital, together with cash flows from operations and available lines of credit, will be adequate to support our current operating plans for at least the next twelve months. However, if we need additional financing, such as for acquisitions or expansion or to fund a significant downturn in sales or an increase in operating expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financings to fund additional expansion, or take advantage of opportunities or favorable market conditions. There can be no assurance such financings will be available on terms favorable to us or at all. To the extent any such financings involve the issuance of equity securities, existing stockholders could suffer dilution. If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. If additional financing is required but not available, we would have to implement further measures to conserve cash and reduce costs. However, there is no assurance that such measures would be successful. Our failure to raise required additional financing could adversely affect our ability to maintain, develop or enhance our product offerings, take advantage of future opportunities, respond to competitive pressures or continue operations.

We may be subject to claims regarding our intellectual property, including our business processes, or the products we sell, any of which could result in expensive litigation, distract our management or force us to enter into costly royalty or licensing agreements.

Third parties have asserted, and may in the future assert, that our business or the technologies we use infringe their intellectual property rights. As a result, we may be subject to intellectual property legal proceedings and claims in the ordinary course of our business. We cannot predict whether third parties will assert additional claims of infringement against us in the future or whether any future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against any third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could result in the imposition of a preliminary injunction preventing us from continuing to operate our business as currently conducted throughout the duration of the litigation or distract our technical and management personnel. If we are found to infringe, we may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are enjoined or required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, our business, results of operations and financial condition could be materially harmed. Similarly, we may be required incur substantial monetary and diverted resource costs in order to protect our intellectual property rights against infringement by others.

Furthermore, we sell products manufactured and distributed by third parties, some of which may be defective. If any product that we sell were to cause physical injury or damage to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against us in excess of our insurance coverage, it could expose us to significant liability. Even unsuccessful claims could result in the expenditure of funds and management time and could decrease our profitability.

We may fail to expand our merchandise categories, product offerings, websites and processing systems in a cost-effective and timely manner as may be required to efficiently operate our business.

We may be required to expand or change our merchandise categories, product offerings, websites and processing systems in order to compete in our highly competitive and rapidly changing industry or to efficiently operate our business. Any failure on our part to expand or change the way we do business in a cost-effective and timely manner in response to any such requirements would likely adversely affect our operating results, financial condition and future prospects. Additionally, we cannot assure you that we will be able to or successful in implementing any such changes when and if they are required.

We have generated substantially all of our revenue in the past from the sale of computer hardware, software and accessories and consumer electronics products. We expect to expand the number of merchandise categories we offer in connection with our growth plans. In addition, expansion of our business strategy into new product categories may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new product category to realize the expected benefits of that new category. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:

•	establish or increase awareness of our new brands and product categories;

•	acquire, attract and retain customers at a reasonable cost;

•	achieve and maintain a critical mass of customers and orders across all of our product categories;

•	attract a sufficient number of new customers to whom our new product categories are targeted;

•	successfully market our new product offerings to existing customers;

•	maintain or improve our gross margins and fulfillment costs;

•	attract and retain vendors to provide our expanded line of products to our customers on terms that are acceptable to us; and

•	manage our inventory in new product categories.

We cannot be certain that we will be able to successfully address any or all of these challenges in a manner that will enable us to expand our business into new product categories in a cost-effective or timely manner. If our new categories of products or services are not received favorably, or if our suppliers fail to meet our customers’ expectations, our results of operations would suffer and our reputation and the value of the applicable new brand and our other brands could be damaged. The lack of market acceptance of our new product categories or our inability to generate satisfactory revenue from any expanded product categories to offset their cost could harm our business.

We may not be able to attract and retain key personnel such as senior management and information technology specialists.

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Frank Khulusi, our Chairman of the Board, President and Chief Executive Officer. The loss of service of one or more of our key management members could have an adverse effect on our business. Our success and plans for future growth will also depend in part on our management’s continuing ability to hire, train and retain skilled personnel in all areas of our business. For example, our management information systems and processes require the services of employees with extensive knowledge of these systems and processes and the business environment in which we operate, and in order to successfully implement and operate our systems and processes we must be able to attract and retain a significant number of information technology specialists. We may not be able to attract, train and retain the skilled personnel required to, among other things, implement, maintain, and operate our information systems and processes, and any failure to do so would likely have a significant adverse effect on our operations.

If we fail to achieve and maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.

We will continue to document and test our internal control procedures on an ongoing basis in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may from time to time identify deficiencies which we may not be able to remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Any inability to effectively manage our growth may prevent us from successfully expanding our business.

The growth of our business has required us to make significant additions in personnel and has significantly increased our working capital requirements. Although we have experienced significant sales growth in the past, such growth should not be considered indicative of future sales growth. Such growth has resulted in new and increased responsibilities for our management personnel and has placed and continues to place significant strain upon our management, operating and financial systems, and other resources. Any future growth, whether organic or through acquisition, may result in increased strain. There can be no assurance that current or future strain will not have a material adverse effect on our business, financial condition, and results of operations, nor can there be any assurance that we will be able to attract or retain sufficient personnel to continue the expansion of our operations. Also crucial to our success in managing our growth will be our ability to achieve additional economies of scale. We cannot assure you that we will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect upon our business, financial condition and results of operations.

Our advertising and marketing efforts may be costly and may not achieve desired results.

We incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant expense for us because we generally mail our catalogs to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. We also incur significant expenses related to purchasing the paper we use in printing our catalogs. The cost of paper has fluctuated over the last several years, and may increase in the future. We believe that we may be able to recoup a portion of any increased postage and paper costs through increases in vendor advertising rates, but no assurance can be given that any efforts we may undertake to offset all or a portion of future increases in postage, paper and other advertising and marketing costs through increases in vendor advertising rates will be successful or sustained, or that they will offset all of the increased costs. Furthermore, although we target our advertising and marketing efforts on current and potential customers who we believe are likely to be in the market for the products we sell, we cannot assure you that our advertising and marketing efforts will achieve our desired results.

Changes and uncertainties in the economic climate could negatively affect the rate of information technology spending by our customers, which would likely have an impact on our business.

We are in the process of transitioning our business strategy to increasingly focus on business and public sector sales. During the most recent economic downturn in the United States and elsewhere, businesses and public sector entities generally reduced, often substantially, their rate of information technology spending. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could hinder our growth.

Increased product returns or a failure to accurately predict product returns could decrease our revenue and impact profitability.

We make allowances for product returns in our consolidated financial statements based on historical return rates. We are responsible for returns of certain products ordered through our catalogs and websites from our distribution center, as well as products that are shipped to our customers directly from our vendors. If our actual product returns significantly exceed our allowances for returns, our revenue and profitability could decrease. In addition, because our allowances are based on historical return rates, the introduction of new merchandise categories, new products, changes in our product mix, or other factors may cause actual returns to exceed return allowances, perhaps significantly. In addition, any policies that we adopt that are intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

Our business may be harmed by fraudulent activities on our websites, including fraudulent credit card transactions.

We have received in the past, and anticipate that we will receive in the future, communications from customers due to purported fraudulent activities on our websites, including fraudulent credit card transactions. Negative publicity generated as a result of fraudulent conduct by third parties could damage our reputation and diminish the value of our brand name. Fraudulent activities on our websites could also subject us to losses and could lead to scrutiny from lawmakers and regulators regarding the operation of our websites. We expect to continue to receive requests from customers for reimbursement due to purportedly fraudulent activities or threats of legal action against us if no reimbursement is made.

We may be liable for misappropriation of our customers’ personal information.

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties or our employees improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, identify theft or other similar fraud-related claims. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation or our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding whether they misused or inadequately secured personal information regarding consumers. We could incur additional expenses if new laws or regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We seek to rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could subject us to liability, damage our reputation and diminish the value of our brand-name.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

We mail catalogs and send electronic messages to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny and regulation. As a result, we are subject to increasing regulation relating to privacy and the use of personal information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of operating and growing our business. In addition, several states have proposed legislation that would limit the uses of personal information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would expand online privacy protections already provided to adults. Moreover, proposed legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect or transfer demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of domestic or foreign or domestic privacy or data protection laws and regulations, including the national do-not-call list, may subject us to fines, penalties and damages, which could decrease our revenue and profitability.

The security risks of e-commerce may discourage customers from purchasing goods from us.

In order for the e-commerce market to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our websites and choose not to purchase from our websites. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of Internet usage and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Any security breach could expose us to risks of loss, litigation and liability and could seriously damage our reputation and disrupt our operations.

Credit card fraud could decrease our revenue and profitability.

We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our revenues or increase our operating costs. We may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, or if credit card companies require more burdensome terms or refuse to accept credit card charges from us, our revenue and profitability could decrease.

Our facilities and systems are vulnerable to natural disasters or other catastrophic events.

Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located near Los Angeles, California in an area that is susceptible to earthquakes and other natural disasters. Our distribution facility, which is located in Memphis, Tennessee and houses the product inventory from which a substantial majority of our orders are shipped, is also in an area that is susceptible to natural disasters and extreme weather conditions such as tornadoes, floods, major storms and heavy snowfall. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and telephone system, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, California periodically experiences power outages as a result of insufficient electricity supplies. These outages may recur in the future and could disrupt our operations. We currently have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur.

We rely on independent shipping companies to deliver the products we sell.

We rely upon third party carriers, especially Federal Express and UPS, for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. We do not have a written long-term agreement with any of these third party carriers, and we cannot be sure that these relationships will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties are unable to deliver products for us, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

•	reduced visibility of order status and package tracking;

•	delays in order processing and product delivery;

•	increased cost of delivery, resulting in reduced margins; and

•	reduced shipment quality, which may result in damaged products and customer dissatisfaction.

Furthermore, shipping costs represent a significant operational expense for us. Any future increases in shipping rates could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to compete successfully against existing or future competitors, which include some of our largest vendors.

The business of direct marketing of computer hardware, software, peripherals and electronics is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information. We compete with other direct marketers, including CDW, Insight Enterprises, and PC Connection. In addition, we compete with computer retail stores and resellers, including superstores such as Best Buy and CompUSA, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com and Overstock.com, government resellers such as GTSI, and other direct marketers and value added resellers of hardware, software and computer-related and electronic products. In the direct marketing and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

Furthermore, the manner in which our products and services are distributed and sold is changing, and new methods of sale and distribution have emerged and serve an increasingly large portion of the market. Computer hardware and software vendors have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain vendors, including Apple and HP, have instituted programs for the direct sale of large quantities of hardware and software to certain large business accounts. These types of programs may continue to be developed and used by various vendors. Vendors also may attempt to increase the volume of software products distributed electronically to end users’ personal computers. Any of these competitive programs, if successful, could have a material adverse effect on our business, financial condition and results of operations.

Our success is tied to the continued use of the Internet and the adequacy of the Internet infrastructure.

The level of sales generated from our websites, both in absolute terms and as a percentage of our net sales, has increased in recent years in part because of the growing use and acceptance of the Internet by end-users. The growth in Internet usage is a relatively recent development, and no assurance can be made that the Internet will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Continued growth of our Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. Widespread use of the Internet could decline as a result of disruptions, computer viruses or other damage to Internet servers or users’ computers. If consumer use of the Internet to purchase products does not continue, our business, financial condition and results of operations could be adversely affected.

Our earnings and growth rate could be adversely affected by changes in economic and geopolitical conditions.

Weak general economic conditions, along with uncertainties in political conditions could adversely impact our revenue, expenses and growth rate. In addition, our revenue, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or political conditions.

We are exposed to the risks of business conditions in the Asia Pacific region.

All or portions of certain of the products we sell are produced, or have major components produced, in the Asia Pacific region. We engage in U.S. dollar denominated transactions with U.S. divisions and subsidiaries of companies located in that region as well. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, political instability, tariffs and taxes, availability of products, natural disasters and currency fluctuations in the U.S. dollar versus the regional currencies. In the past, countries in the Asia Pacific region have experienced volatility in their currency, banking and equity markets. Future volatility could adversely affect the supply and price of the products we sell and their components and ultimately, our results of operations.

We are subject to risks associated with the evolution of, and consolidation within, our industry.

The personal computer industry has undergone significant change in the past several years. In addition, many new, cost-effective channels of distribution have developed in the industry, such as the Internet, computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchants. Many computer resellers are consolidating operations and acquiring or merging with other resellers and/or direct marketers to achieve economies of scale and increased efficiency. The current industry reconfiguration and the trend towards consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit. Declining prices, resulting in part from technological changes, may require us to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for us to continue to increase our net sales and earnings growth. In addition, growth in the personal computer market has slowed. If the growth rate of the personal computer market were to further decrease, our business, financial condition and operating results could be materially adversely affected.

We face risks relating to the pending distribution of eCOST.com.

We have announced that, subject to certain conditions, we intend to distribute to our stockholders in the second quarter of 2005 all of the eCOST.com common stock we own. The distribution is subject to a number of conditions. There can be no assurance that any of the conditions will be satisfied or that the distribution will occur in the time frame contemplated or at all. The failure of the distribution to occur could materially adversely affect us and the market price of our common stock.

Our success is in part dependent on the accuracy and proper utilization of our management information systems.

Our ability to analyze data derived from our management information systems, including our telephone system, to increase product promotions, manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis and to maintain cost-efficient operations, is dependent upon the quality and utilization of the information generated by our management information systems. We regularly upgrade our management information system hardware and software to better meet the information requirements of our users, and believe that to remain competitive, it will be necessary for us to upgrade our management information systems on a regular basis in the future. We currently operate our management information systems using a HP3000 Enterprise System. HP has indicated that it will support this system until December 2006, by which time we expect that we will need to seek third party support for our HP3000 Enterprise System or upgrade to other management information systems hardware and software. In addition to the costs associated with such upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures which could impair our ability to receive, process, ship and bill for orders in a timely manner. We do not currently have a redundant or back-up telephone system, nor do we have complete redundancy for our management information systems. Any interruption in our management information systems, including those caused by natural disasters, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to provide satisfactory customer service, we could lose customers.

Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Furthermore, we may be unable to attract and retain adequate numbers of competent customer service representatives and relationship managers for our business customers, each of which is essential in creating a favorable interactive customer experience. If we are unable to continually provide adequate staffing and training for our customer service operations, our reputation could be seriously harmed and we could lose customers. In addition, if our e-mail and telephone call volumes exceed our present system capacities, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service would likely impair our reputation and decrease our revenue.

Our stock price may be volatile.

We believe that certain factors, such as sales of our common stock into the market by existing stockholders, fluctuations in our quarterly operating results, changes in market conditions affecting stocks of computer hardware and software manufacturers and resellers generally and companies in the Internet and e-commerce industries in particular, could cause the market price of our common stock to fluctuate substantially. Other factors that could affect our stock price include the following:

•	failures to meet investors’ expectations regarding our operating performance;

•	failure to complete the spin-off of eCOST.com in the expected time or manner;

•	changes in securities analysts’ recommendations or estimates of our financial performance;

•	publication of research reports by analysts;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•	actual or anticipated fluctuations in our operating results;

•	litigation developments; and

•	general market conditions or other economic factors unrelated to our performance.

The stock market in general, and the stocks of computer and software resellers, and companies in the Internet and electronic commerce industries in particular, and other technology or related stocks, have in the past experienced extreme price and volume fluctuations which have been unrelated to corporate operating performance. Such market volatility may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs to us and a likely diversion of our management’s attention.

ITEM 2. PROPERTIES

See “Properties” in Item 1 above.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases the risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our website. Any such litigation may materially harm our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq National Market since our initial public offering on April 4, 1995. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported on the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2003
First Quarter	$4.10	$2.88
Second Quarter	4.32	3.02
Third Quarter	11.38	4.00
Fourth Quarter	16.98	8.25

Year Ended December 31, 2004
First Quarter	$18.71	$13.65
Second Quarter	22.75	15.05
Third Quarter	19.24	11.28
Fourth Quarter	26.20	11.61

On March 28, 2005, the closing price of our common stock as reported on the Nasdaq National Market was $12.96 per share. As of March 28, 2005, there were approximately 45 holders of record of our common stock.

We have never paid cash dividends on our capital stock and do not currently anticipate paying dividends in the future. We intend to retain our earnings to finance the growth and development of our business.

We did not sell any equity securities during the fourth quarter of 2004 that were not registered under the Securities Act of 1933, as amended. We did not repurchase any securities during the fourth quarter of 2004.

Item 12 of Part III of this report discusses information concerning securities authorized for issuance under equity compensation plans.

The information pertaining to the market for eCOST.com’s common stock, use of proceeds from offerings of securities, sales of unregistered securities and related stockholder matters is set forth in the eCOST.com 10-K in Part II, Item 5 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the selected balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements, which are included elsewhere herein. The selected statements of operations data for the years ended December 31, 2001 and 2000 along with the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited consolidated financial statements which are not included herein. The selected operating data are derived from our operating records and have not been audited.

	Year Ended December 31,
	(in thousands, except per share data)
	2004	2003(1)	2002(2)	2001	2000(3)
Net sales	$1,157,253	$975,586	$862,830	$718,083	$818,627
Cost of goods sold	1,011,787	848,791	769,740	639,111	730,794

Gross profit	145,466	126,795	93,090	78,972	87,833
Selling, general, and administrative expenses	114,941	97,173	85,343	73,219	82,181
Non-cash stock-based compensation expense	1,921	294	—	—	—
Advertising, net in 2002 and prior	25,279	23,305	3,059	556	13,355
Loss on building held for sale	—	—	350	—	—

Income (loss) from operations	3,325	6,023	4,338	5,197	(7,703)
Interest expense, net	1,977	1,325	983	709	917

Income (loss) before income taxes	1,348	4,698	3,355	4,488	(8,620)
Income tax provision (benefit)	567	1,655	(3,594)	—	—
Minority interest	232	—	—	—	—

Income (loss) from continuing operations	1,013	3,043	6,949	4,488	(8,620)
Cumulative effect of change in accounting principle	—	—	(6,801)	—	(536)

Net income (loss)	$1,013	$3,043	$148	$4,488	$(9,156)

Basic earnings (loss) per share
Continuing operations	$0.09	$0.29	$0.65	$0.43	$(0.83)
Cumulative effect of change in accounting principle	—	—	(0.64)	—	(0.05)

	$0.09	$0.29	$0.01	$0.43	$(0.88)

Diluted earnings (loss) per share
Continuing operations	$0.08	$0.26	$0.62	$0.43	$(0.83)
Cumulative effect of change in accounting principle	—	—	(0.61)	—	(0.05)

	$0.08	$0.26	$0.01	$0.43	$(0.88)

(1)

In 2003, we adopted EITF 02-16, whereby we reclassified certain vendor consideration in the amount of $23.2 million from advertising expense and $0.3 million from selling, general and administrative expense to cost of sales. See Note 1 of Notes to Consolidated Financial Statements.

(2)

The selected income statement data for 2002 include the operating results of ClubMac and Wareforce, which we acquired in April 2002 and July 2002, respectively, as well as the adoption of SFAS 142, as discussed in Notes 1 and 10 of Notes to Consolidated Financial Statements.

(3)	Operating results in 2000 reflect the implementation of SAB 101. See Note 1 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	(in thousands, except average order size)
	2004	2003	2002	2001	2000
Selected Operating Data
Telemarketing net sales	$804,668	$672,423	$558,242	$472,927	$574,956
Internet sales	316,998	268,181	274,277	215,760	207,826
Retail net sales	35,587	34,982	30,311	29,396	35,845

Total net sales	$1,157,253	$975,586	$862,830	$718,083	$818,627

Number of catalogs distributed	31,937	41,019	40,567	43,367	49,263
Orders filled (Telemarketing)	692	621	612	521	687
Orders filled (Internet)	832	768	587	474	390
Average order size (Telemarketing)	$1,162	$1,084	$912	$908	$837
Average order size (Internet)	$381	$349	$467	$455	$533
Mailing list size	10,521	9,941	9,346	7,685	6,022

	December 31,
	(in thousands)
	2004	2003	2002	2001	2000
Balance Sheet Data
Cash and Cash Equivalents	$15,090	$7,819	$11,422	$9,972	$12,195
Working capital	$53,788	$28,222	$22,848	$17,270	$10,184
Total assets	$231,919	$191,470	$149,360	$125,805	$137,566
Short-term debt	$500	$1,000	$291	$1,437	$579
Line of credit	$49,027	$26,202	$17,497	$1,561	$17,315
Long-term debt, excluding current portion	$2,750	$250	$—	$375	$703
Stockholders’ equity	$70,911	$49,893	$45,109	$44,011	$39,508

The information pertaining to eCOST.com’s selected financial data is incorporated by reference to eCOST.com’s 10-K in Part II, Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” and elsewhere in this report.

Overview

We are a leading rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products and services. Our headquarters is in Torrance, California. We offer products and services to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov and eCOST.com brands, our worldwide websites: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, ecost.com and onsale.com; and other promotional materials.

For background on our business model see “Business” in Item 1, which includes general corporate information as well as information on strategy, marketing and sales, products and merchandising, purchasing and inventory, distribution, employees and several other areas of importance.

We operate in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions, as well as individual consumers, collectively referred to as the “core business” 2) a multi-category online direct retailer of new, refurbished and close-out products under the eCOST.com brand and 3) an online retailer of computer components and other consumer products, as well as an online marketplace including auctions under the OnSale.com brand. Beginning in the first quarter of 2003, we integrated our former eLinux segment into the core business segment. The OnSale.com segment, which was previously reported as part of the core business, was established as a new segment beginning in the third quarter of 2003. Prior period amounts have been adjusted to reflect the new presentation. We allocate resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Management regularly reviews its performance using a variety of financial and non-financial metrics including sales, shipments, average order size, gross margin, co-op advertising revenues, advertising expense, personnel costs, account executive productivity, accounts receivables aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

We plan to continue to focus efforts on increasing our market share by investing in the growth, training and retention of our outbound sales force. This strategy is expected to result in increased expenses associated with the infrastructure and training necessary to achieve those goals, which could have an impact on profitability in the near term. However, the rate of growth in the corporate and public sector account manager headcount is expected to decrease in the future as we strive to balance sales growth objectives and profitability.

During the year ended December 31, 2003, we established a Canadian call center in Montreal, serving the U.S. market. The Canadian call center operations resulted in a net cost of $1.4 million in 2004. We believe that the Canadian call center allows us to access an abundant, educated labor pool and benefit from the government labor subsidy that extends through approximately the end of 2007. During the period through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program. We have submitted a claim for the year ended December 31, 2003 in the amount of $0.4 million and have accrued an additional $2.3 million of these credits for the year ended December 31, 2004.

In June 2002, we formed OnSale, Inc. as a wholly-owned subsidiary. We acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002. In October 2003, we formally launched OnSale.com, which today is focused on selling computer components and other consumer products, and also offers an online marketplace, including auctions. As of December 31, 2004, we have invested approximately $1.1 million in capital expenditures and software development costs in connection with our OnSale.com business.

Our sales are derived primarily from the sale of computer hardware, software, peripherals, electronics, and other consumer products to business, government and educational institutions, as well as individual consumers. We offer our products and services through dedicated outbound and inbound telemarketing sales executives, the Internet, relationship-based telemarketing techniques, direct response catalogs, a direct sales force and three retail showrooms located in Southern California and Tennessee.

Gross profit consists of net sales, less product costs, and outbound and inbound shipping costs, and offset by certain marketing development funds. Marketing development funds are received from manufacturers of products included in our catalogs and websites, as well as co-operative advertising funds (“co-op”) on products purchased from manufacturers and vendors.

Net sales from direct marketing operations, as a percentage of net sales, were 69.5%, 68.9% and 64.7%, in 2004, 2003 and 2002 respectively, with an average order size of $1,162, $1,084 and $912 for those respective years. Net sales from the Internet, as a percentage of net sales, were 27.4%, 27.5% and 31.8% in 2004, 2003 and 2002 respectively, with an average order size of $381, $349 and $467 for those respective years.

A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products of other vendors including Adobe, IBM, Ingram Micro, Microsoft, Sony, and Tech Data. Products manufactured by HP represented 22.1%, 20.9% and 17.8% of our net sales in 2004, 2003 and 2002, respectively. Products manufactured by Apple represented 17.9%, 20.4% and 23.1% of our net sales in 2004, 2003 and 2002, respectively.

On September 1, 2004, our eCOST.com subsidiary completed an initial public offering of its common stock. Following the initial public offering to date, we own 80.2% of the outstanding common stock of eCOST.com. Our board of directors has approved the spin-off of eCOST.com and has declared a special stock dividend to our stockholders to distribute all of the outstanding shares of eCOST.com owned by our company. The special stock dividend is expected to be payable on April 11, 2005 to PC Mall stockholders of record on March 28, 2005. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions, including, among other things, the receipt of a favorable opinion of the Company’s tax counsel as to the tax-free nature of the distribution for U.S. federal income tax purposes. As a result, the distribution may not occur at the contemplated time or may not occur at all. Should the distribution occur, the revenues and results of operations of eCOST.com will no longer be consolidated in our financial data.

On September 1, 2004, eCOST.com completed the sale of 3,465,000 shares of its common stock for aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million. eCOST.com incurred approximately $2.0 million of offering expenses in connection with the offering. No offering expenses were paid directly or indirectly to any of its directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates. eCOST.com’s net proceeds of the offering after deducting its offering expenses was $16.7 million. In connection with the initial public offering, eCOST.com paid a dividend of $2.5 million to us through a non-cash settlement of the capital contribution due from us outstanding at the completion of the initial public offering.

At the date of the initial public offering, we recorded a minority interest liability of $4.5 million, representing the 19.8% interest in eCOST.com’s initial public offering. The liability was offset by a corresponding reduction of additional paid-in-capital. Further, this liability was reduced by the 19.8% portion of eCOST.com’s net loss between the completion of the initial public offering date and the end of the fourth quarter of 2004, totaling $0.2 million.

In 1999, eCOST.com adopted its 1999 Stock Incentive Plan. As of December 31, 2004, options to purchase an aggregate of 918,400 shares of eCOST.com common stock were outstanding under the 1999 Plan at a weighted average exercise price of $4.05 (after giving effect to a 1.4-for-1 stock split in connection with eCOST.com’s initial public offering). The options have terms that (i) restrict exerciseability based on the earlier of a corporate transaction involving eCOST.com (e.g. a merger or consolidation or disposition of all or substantially all of the assets of eCOST.com) as defined, an initial public offering by eCOST.com or the lapse of a five or seven year period from date of grant, and (ii) for certain awards, provide repurchase rights to eCOST.com at the original exercise price in the event of employee termination, which rights terminate in the event of a corporate transaction or initial public offering. No options were exercisable prior to the initial public offering of eCOST.com, which was completed on September 1, 2004, and the time-based vesting terms were not deemed substantive as the awards were effectively contingent upon a corporate transaction or initial public offering of eCOST.com. Due to such contingency, we had deemed the awards to be variable awards under APB 25 as the probability of these contingent events could not be reasonably determined. As a result of the closing of the initial public offering on September 1, 2004, at an offering price of $5.80 per share, eCOST.com recognized a compensation charge of $0.8 million based on the intrinsic value of these awards.

In March 2004, eCOST.com granted an option to purchase 560,000 shares of its common stock (after giving effect to a 1.4-for-1 stock split in connection with eCOST.com’s initial public offering) to its Chief Executive Officer at a post-split exercise price of $6.43 per share. This grant resulted in the recognition of deferred stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of eCOST.com’s initial public offering on September 1, 2004. The remainder of the shares of common stock subject to this option will vest in equal quarterly installments over a three-year period following the initial public offering. eCOST.com recorded a non-cash compensation charge of $0.4 million to reflect compensation expense related to the accelerated vesting of shares under this option as a result of the initial public offering. In addition, eCOST.com recognized compensation expense of $0.1 million in the three months ended June 30, 2004 for a total of $0.5 million, in connection with this option for the year ended December 31, 2004. eCOST.com will also recognize additional compensation expense of $1.5 million relating to this option, which will be amortized over the remaining three-year vesting period. At December 31, 2004, eCOST.com has $1.3 million remaining in deferred compensation expense related to this option.

On July 12, 2004, eCOST.com received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to eCOST.com. On July 15, 2004, eCOST.com received a follow-up letter from MercExchange specifying which of eCOST.com’s technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST.com is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which makes the scope of the claims of those patents uncertain. In the July 15 letter, MercExchange also advised eCOST.com that it has a number of applications pending for additional patents. Each of the patents identified by MercExchange contains numerous claims eCOST.com has not yet had the opportunity to fully assess the merits of the identified patents or complete its evaluation of the possible impact on its business. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict has been appealed to the United States Court of Appeals for the Federal Circuit. Based on eCOST.com’s investigation of this matter to date, eCOST.com believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect the company’s or eCOST.com’s business, financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts become known.

Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”) as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). While the wording of SAB 104 has revised the original SAB 101, “Revenue Recognition”, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Certain software products and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SAB 101 and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

Sales are reported net of estimated returns and allowances, coupon redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, coupon redemptions and credit card chargebacks are greater than estimated by management, additional expense may be incurred.

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We also maintain an allowance for uncollectible vendor receivables which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowance may be required.

Reserve for Inventory Obsolescence. We maintain allowances for the valuation of our inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions, nature, age and type of each product. We regularly evaluate the adequacy of our inventory reserve. If the inventory reserve subsequently proves insufficient, additional inventory write-downs may be required.

Coupon Redemption Rate Estimates. We accrue monthly expense related to promotional coupon rebates based upon the quantity of eligible orders transacted during the period and the estimated redemption rate. The estimated expense is accrued and presented as a reduction of net sales. The estimated redemption rates used to calculate the accrued coupon expense and related coupon liability are based upon historical redemption experience rates for similar products or coupon amounts. Estimated redemption rates and the related coupon expense and liability are regularly adjusted as actual coupon redemptions for the program are processed. If estimated redemption rates are greater than anticipated, additional expense may be incurred.

Deferred Advertising Revenue and Costs. We produce and circulate catalogs at various dates throughout the year and receive market development funds and co-op advertising funds from vendors included in each catalog. These funds are recognized based on sales generated over the life of the catalog, which is approximately eight weeks, as an offset to cost of sales in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). The costs of developing, producing and circulating each catalog are deferred and charged to advertising expense at the same rate as the co-op revenue based on the life of the catalog. Deferred advertising revenue is included in accrued expenses and other current liabilities, offset by deferred advertising costs, which are included in prepaid expenses and other current assets.

Results of Operations

The following table sets forth, for the years indicated, information derived from our consolidated statement of operations expressed as a percentage of sales. There can be no assurance that trends in sales, gross profit or operating results will continue in the future.

	Percentage of Net Sales Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	87.4	87.0	89.2

Gross profit	12.6	13.0	10.8
Selling, general, and administrative expenses	9.9	10.0	9.9
Non-cash compensation expense relating to selling, general and administrative expenses	0.2	—	—
Advertising, net in 2002	2.2	2.4	0.4

Income from operations	0.3	0.6	0.5
Interest expense, net	0.2	0.1	0.1

Income before income taxes	0.1	0.5	0.4
Income tax (provision)/benefit	—	(0.2)	0.4
Minority interest	—	—	—

Income before cumulative effect of change in accounting principle	0.1	0.3	0.8
Cumulative effect of change in accounting principle	—	—	(0.8)

Net income	0.1%	0.3%	0.0%

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Sales. Consolidated net sales in 2004 were $1.157 billion, an increase of $181.7 million or 19% from consolidated net sales of $975.6 million in 2003. Our core business net sales increased 13% to $977.6 million in 2004, from $865.5 million in 2003. The core business sales increase in 2004 resulted from an increase of 30% in our outbound telemarketing business sales, 17% in PC Mall Gov sales, and 2% in retail sales, offset by a decline of 13% in catalog sales. The increases in outbound and PC Mall Gov sales resulted primarily from expansion in their respective sales forces. Catalog circulation decreased 22% compared to the prior year, from 41.0 million catalogs in 2003 to 31.9 million catalogs in 2004. The cost savings from the decline in catalog circulation was used to partially offset the cost of the outbound and PC Mall Gov sales force expansion. Net sales for our eCOST.com segment increased by $68.9 million to $178.9 million, or 63% over the prior year, primarily due to an increase of 77% in active customers from the prior year. In addition, new customers increased by 81% compared to the prior year based on increased awareness of the eCOST.com web site, derived from additional advertising spending during the year. Net sales for our Onsale.com segment in 2004 were $0.7 million compared to less than $0.1 million in 2003. Sales of HP and Apple products represented 22.1% and 17.9% of consolidated net sales in 2004, compared to 20.9% and 20.4% in the prior years, respectively.

Gross Profit. Consolidated gross profit in 2004 was $145.5 million, an increase of $18.7 million, or 15%, over 2003. For the core business, gross profit was $126.2 million and increased $11.5 million, or 10%, over 2003. For the eCOST.com segment, gross profit in 2004 was $19.2 million, an increase of $7.2 million, or 59%, over 2003. Gross profit for our Onsale.com segment in 2004 was insignificant, and has no meaningful comparison to the prior year. On a consolidated basis, the gross profit increase in 2004 included the impact of the adoption of EITF 02-16 in the prior year which resulted in approximately $3.0 million of vendor consideration being classified as an offset to advertising expense in 2003 but classified as cost of goods sold in 2004. For the core business and eCOST.com segments, the effect of EITF 02-16 on the prior year accounted for $2.8 million and $0.2 million, respectively, of the segment gross profit increases. For the year ended December 31, 2004, nearly all vendor consideration is recorded as an offset to cost of goods sold for all segments. As a percentage of net sales, consolidated gross profit in 2004 decreased to 12.6% compared with 13.0% in 2003. For the core business, gross profit as a percentage of net sales decreased to 12.9% compared to 13.3% of sales in 2003. For the eCOST.com segment, gross profit as a percentage of net sales in 2004 decreased to 10.7% compared to 11.0% in 2003. Gross profit margin may vary depending on various factors, including outbound telemarketing sales initiatives, fluctuations in key vendor support programs and price protections, product mix, market conditions and other factors. See “Change in Accounting Principle and Recent Accounting Pronouncements” below for a discussion of our adoption of EITF 02-16.

Selling, General and Administrative Expenses. Consolidated selling, general, and administrative (“SG&A”) expenses were $116.9 million in 2004, an increase of $19.4 million, or 20% from 2003. As a percent of net sales, SG&A expenses were unchanged from 10.0% in 2003. For the core business, SG&A expense in 2004 was $100.3 million, an increase of $11.9 million, or 14%, compared to 2003 primarily due to the increased expenses of operating our Canadian call center as well as expenses related to the implementation and testing of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a percent of net sales, SG&A expenses for the core business were 10.3%, a slight increase from 10.2% in 2003. For the eCOST.com segment, SG&A expenses in 2004 were $15.3 million, an increase of $7.1 million, or 86% compared with 2003. As a percentage of net sales, SG&A expenses for the eCOST.com segment increased to 8.6% in 2004 compared with 7.5% in 2003 primarily due to non-cash stock-based compensation expenses of $1.5 million. For OnSale.com, SG&A expenses in 2004 were $1.3 million, an increase of $0.4 million compared to 2003. As a percentage of net sales, SG&A expenses for OnSale.com were not meaningful, since OnSale.com is in its first year of operations.

Advertising Expense. Consolidated net advertising expense for the year ended December 31, 2004 was $25.3 million, an increase of $2.0 million over 2003. For the core business, advertising expense in 2004 was $18.8 million compared to $20.0 million in 2003, reflecting a $4.0 million reduction in advertising expense to partially compensate for the cost of our outbound sales force expansion, offset by a $2.8 million impact caused by the adoption of EITF 02-16 in the prior year. For eCOST.com, advertising expense in 2004 increased to $6.3 million compared to $3.2 million in 2003 as a result of efforts to increase its customer base. OnSale.com advertising expenses in 2004 were $0.1 million, flat compared to 2003.

Net Interest Expense. Net interest expense was $2.0 million for 2004 compared to $1.3 million for 2003. The increase was primarily due to borrowings for aggressive paydowns of accounts payable to take advantage of early-pay discounts, offset by reduced borrowing rates.

Income Taxes. Income tax provision was $0.6 million for 2004 compared to an income tax provision of $1.7 million for the prior year. Our effective tax rate was 42.1% in 2004 versus 35.2% in 2003, primarily due to an increase of non-deductible expenses as a percentage of pre-tax income.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net Sales. Consolidated net sales in 2003 were $975.6 million, an increase of $112.8 million or 13% from consolidated net sales of $862.8 million in 2002. Our core business net sales increased 12% to $865.5 million in 2003, from $774.6 million in 2002, of which 7% is attributable to the acquisition of Pacific Business Systems and Wareforce. The core business sales increase in 2003 also resulted from an increase of 29% in our outbound telemarketing business sales, 11% in PC Mall Gov sales, and 15% in retail sales, offset by a decline of 21% in catalog sales. Sales increased as a result of the intensified focus on the public sector market, increases in headcount over the prior year, and increased average order size. Catalog circulation increased slightly compared to prior year, from 40.6 million catalogs in 2002 to 41.0 million catalogs in 2003, mainly due to the introduction of the PC Mall Gov catalog in late 2002, compared to a full year of circulation in 2003. Net sales for our eCOST.com segment increased by $21.8 million to $110.0 million, or 25% over the prior year, primarily due to opportunistic buys, continued enhancements to our marketing and product offerings and increased outbound telemarketing sales to business customers. Net sales for the Onsale.com segment in 2003 were insignificant, as 2003 was its first year of operations. Sales of Apple and HP products represented 20.4% and 20.9% of net sales in 2003, compared to 23.1% and 17.8% in the prior year, respectively.

Gross Profit. Consolidated gross profit in 2003 was $126.8 million, an increase of $33.7 million, or 36%, over 2002. For the core business, gross profit was $114.7 million and increased $29.5 million, or 35%, over 2002. For eCOST.com, gross profit in 2003 was $12.1 million, an increase of $4.2 million, or 53%, over 2002. Gross profit for our Onsale.com segment in 2003 was insignificant, and has no meaningful comparison to the prior year. The adoption of EITF 02-16, which resulted in the recording of certain types of consideration received from vendors against cost of sales, was responsible for $23.5 million of the increase in consolidated gross profit. The remaining $10.2 million of the increase in gross profit was due primarily to the increase in net sales. For the core business and eCOST.com segments, the adoption of EITF 02-16 was responsible for $20.0 million and $3.5 million of the increase in gross profit, respectively. As a percentage of net sales, consolidated gross profit in 2003 increased to 13.0% compared with 10.8% in 2002. For the core business, gross profit as a percentage of net sales increased to 13.3% compared to 11.0% of sales in 2002. For eCOST.com, gross profit as a percentage of net sales in 2003 increased to 11.0% compared to 8.9% in 2002. The adoption of EITF 02-16 was responsible for 241 basis points of the increase of consolidated gross profit as a percentage of sales. For the core business and eCOST.com segments, the adoption of EITF 02-16 was responsible for increasing gross profit as a percentage of sales by 231 and 316 basis points, respectively. Gross profit margin may vary depending on various factors, including outbound telemarketing sales initiatives, fluctuations in key vendor support programs and price protections, product mix, market conditions and other factors. See Change in Accounting Principle and Recent Accounting Pronouncements below for a discussion of our adoption of EITF 02-16.

Selling, General and Administrative Expenses. Consolidated SG&A expenses were $97.5 million in 2003, an increase of $11.8 million, or 14% from 2002. As a percent of net sales, SG&A expenses increased slightly to 10.0% in 2003 from 9.9% in 2002. For the core business, SG&A expense in 2003 was $88.3 million, an increase of $9.9 million, or 13%, compared to 2002. As a percent of net sales, SG&A expenses for the core business increased slightly to 10.2% in 2003 compared with 10.1% in 2002. The consolidated and core business increases were primarily due to expenses of $2.0 million in connection with the Canadian call center initiative. For eCOST.com, SG&A in 2003 was $8.2 million, an increase of $1.2 million, or 18% compared with 2002. As a percentage of net sales, SG&A expenses for eCOST.com decreased to 7.5% in 2003 compared with 7.9% in 2002 due to decreases in personnel costs as a percentage of net sales. For OnSale.com, SG&A expenses in 2003 was $1.0 million, an increase of $0.7 million compared to 2002. As a percentage of net sales, SG&A expenses for OnSale.com were not meaningful, since OnSale.com is in its first year of operations. We recorded an expense of approximately $0.3 million for the year ended December 31, 2003 in connection with the issuance of a warrant to a consultant for investor and public relations services. The warrant was valued at the date of grant and was remeasured at fair value at each subsequent reporting period.

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

Net Interest Expense. Net interest expense was $1.3 million for 2003 compared to $1.0 million for 2002. The increase was primarily due to borrowings initiated to take advantage of special buying opportunities and to increase inventory due to our sales/volume growth and aggressive paydowns of accounts payable to take advantage of early-pay discounts, offset by reduced borrowing rates.

Income Taxes. Income tax provision was $1.7 million for 2003 compared to an income tax benefit of $3.6 million for the prior year. The increase in the provision was caused by the reversal of a valuation allowance related to our deferred tax assets in the prior year, due to our history of improved profitability. Our effective tax rate was 35.2% in 2003.

Liquidity and Capital Resources

Working Capital. Our primary capital need has been funding the working capital requirements created by our growth in sales and strategic acquisitions. Historically, our primary sources of financing has come from borrowings from financial institutions, public and private issuances of our common stock and cash flow from operations. We believe that our current working capital, together with cash flows from operations and available lines of credit, will be adequate to support our current operating plans for at least the next twelve months. If we need extra funds, such as for additional acquisitions or expansion or to fund a significant downturn in sales or an increase in operating expenses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

We may in the future seek additional financing from public or private debt or equity financings to fund additional expansion, or to take advantage of opportunities or favorable market conditions. There can be no assurance such financings will be available on terms favorable to us or at all. To the extent any such financings involve the issuance of equity securities, existing stockholders could suffer dilution.

Our capital expenditures were $3.4 million in 2004 compared to $4.8 million in 2003 and $3.8 million in 2002. Our primary capital needs will continue to be the funding of our working capital requirements for possible sales growth, possible acquisitions and new business ventures.

As of December 31, 2004 and 2003, we had cash and cash equivalents of $15.1 million and $7.8 million, respectively, and working capital of $53.8 million and $28.2 million, respectively. Inventory increased $0.1 million to $80.7 million from December 31, 2003. Accounts receivable increased $20.7 million to $94.4 million from December 31, 2003, primarily due to increases in government and business sales.

We maintain a $75 million, asset-based revolving credit facility from a lending unit of a large commercial bank (the “line of credit”) that commenced in March 2001. In March 2003, the line of credit was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms. The line of credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable and bears interest at the prime rate with a LIBOR option. At December 31, 2004, the prime rate was 5.25%. The line of credit is secured by substantially all of our assets. The line of credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million. In May 2004, the line of credit was amended to provide for a conditional release of eCOST.com’s assets in connection with its initial public offering. In September 2004, this release became effective. In February 2005, we terminated a flooring credit facility, which functioned in lieu of a vendor trade payable for inventory purchases and did not bear interest if paid within terms specific to each vendor. We did not draw any substantial amounts on the flooring facility during 2004 and 2003. At December 31, 2004 and 2003, we had $49.0 million and $26.2 million of net working capital advances outstanding under the line of credit, respectively, and had no borrowings under the flooring facility at the end of either period. The increase in borrowings under the line of credit reflects an aggressive program to obtain early pay discounts. We had $12.4 million available to borrow for working capital advances under the line of credit at December 31, 2004. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts. We were in compliance with our financial covenants under the line of credit at December 31, 2004.

In connection with and as a part of the line of credit, we entered into a term note. In May 2004, we amended the term note to increase the borrowing base from $2.0 million to $3.5 million and extend the maturity date from March 2005 to September 2011. As of December 31, 2004 we had borrowed $3.5 million under the term note, payable in equal monthly principal payments plus interest at prime and have $3.3 million outstanding under the note. As of December 31, 2004, we have reflected $0.5 million of the principal amount of the term note in current liabilities included as notes payable-current, and $2.8 million of the principal amount is included in non-current liabilities as notes payable, based on the timing of scheduled payments.

In connection with its initial public offering, eCOST.com secured an asset-based line of credit of up to $15 million with a financial institution, which is secured by substantially all of the assets of eCOST.com. The credit facility functions as a working capital line of credit with borrowings under the facility limited to a percentage of inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on eCOST.com’s financial results. The prime rate was 5.25% as of December 31, 2004. In connection with the line of credit, eCOST.com entered into a cash management arrangement whereby its operating accounts are swept and used to repay outstanding amounts under the line of credit. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits eCOST.com’s ability to make acquisitions above pre-defined dollar thresholds, requires it to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. eCOST.com was in compliance with this covenant at December 31, 2004. Borrowing availability is subject to satisfaction of certain standard conditions. Fees under the credit facility include an upfront cash fee, an annual unused line fee of 0.375% of the unused portion of the line and a termination fee ranging from 0.20% to 0.75% depending on the timing of any termination of the facility. The eCOST.com credit facility matures in March 2007. There were no outstanding amounts under the line of credit as of December 31, 2004.

In addition to the security interest required by the credit facility, certain of our vendors have security interest in certain assets related to their products. As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. Any launch of a new business venture or any acquisition and the ensuing integration of the operations of the acquired company would place additional demands on our management, operating and financial resources.

Cash Flows. Net cash used in operating activities were $7.8 million, $23.6 million and $6.0 million for 2004, 2003 and 2002, respectively. The primary factors that affected our cash flow from operations were the proceeds from the initial public offering of our eCOST.com subsidiary, the change in accounts receivable from the prior year, and the change in our book overdraft from prior year.

Inventory increased $0.1 million in 2004 over the prior year, and inventory turns increased to 15.7 compared to 15.1 in 2003. Accounts receivable increased $20.7 million to $94.4 million during 2004 primarily from growth in sales on account from our outbound telemarketing sales divisions. Accounts payable and book overdraft increased by a total of $14.3 million or 17.1%.

In 2002, we invested approximately $10.2 million related to our acquisitions of Pacific Business Systems and Wareforce.

The increase in net borrowings under the line of credit of $22.8 million in 2004 was primarily due to an aggressive program to obtain early-pay discounts, while the increase of $8.7 million in 2003 was primarily a result of net increases in inventory to finance the growth of the business and for the acquisition of Wareforce.

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2004 (in thousands). Interest expense is excluded from these figures.

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations
Long-term debt	$3,250	$500	$1,500	$1,000	$250
Operating leases	9,924	3,867	5,874	183	—

Total contractual cash obligations	$13,174	$4,367	$7,374	$1,183	$250

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments
Lines of credit	$49,027	$49,027	$—	$—	$—

Inflation

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurance, however, that our business will not be so affected by inflation.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is the third fiscal quarter in 2005.

The discussion relating to eCOST.com is contained in the eCOST.com 10-K in Part II, Item 7 as incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and long-term debt. At March 30, 2005, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have exposure to the risks of fluctuating interest rates on our line of credit. The variable interest rate on the line of credit is tied to the prime rate or the London interbank offered rate, at our discretion. If the variable rate on the line of credit changes, we may be required to pay more interest. We believe that the effect of any change in interest rates will not be material to our financial position.

It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, we did not have significant overall currency exposure as of December 31, 2004.

The discussion relating to eCOST.com’s market risk is contained in the eCOST.com 10-K in Part II, Item 7A and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the financial statements listed in Item 15 (a) under the caption “Consolidated Financial Statements” and commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our most recent fiscal year. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004, due to the material weakness in our internal control over financial reporting discussed below under the heading “Design and Evaluation of Internal Control Over Financial Reporting.” In light of the material weakness in our internal control over financial reporting discussed below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Design and Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management with the participation of our principal executive officer and principal financial officer, has assessed the effectiveness of the our internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective controls over the valuation and completeness of revenue related to software service advisor agreements. Specifically, we did not have adequate management review in place to ensure all terms within a software service advisor agreement were recorded in the correct accounting period. A software advisor agreement is a contract between us and one of our vendors under which we receive a fee when a customer enters into a contract with the vendor to license software and designates us as an advisor to the customer for pre-sale and post-sale services. We recognized the fees as revenue at the time the customer entered into the agreement with the vendor rather than deferring the revenue over a period that we were required to provide post-sale services. This control deficiency resulted in an audit adjustment to our 2004 consolidated financial statements and could result in a misstatement to revenues that would result in a material misstatement to the annual and interim financial statements that would not be prevented or detected. Accordingly, management has determined that this deficiency constitutes a material weakness. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control – Integrated Framework, issued by COSO.

Our independent registered public accounting firm, who audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, appearing on page F-2 of this Annual Report, on our assessment of our internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2004, in response to the material weakness in internal control over financial reporting described above under the heading “Design and Evaluation of Internal Control Over Financial Reporting,” we have revised certain of our policies, procedures and processes in order to improve our internal controls related to software service advisor agreement transactions and the timing of revenue recognition for those transactions. Total revenue recognized in 2004 for software service advisor agreement transactions was $131,000. Deferred revenue related to these transactions at December 31, 2004 was $282,000. We believe that the actions we have taken to improve our internal controls related to software service advisor transactions have remediated the material weakness related to those transactions. However, there can be no assurance that our remediation efforts will be effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our board of directors, audit committee, audit committee financial expert and code of ethics is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

A list of our executive officers is included in Part I, Item 1 of this annual report under the caption “Executive Officers.”

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.

Our code of business conduct and ethics is posted in the “investor relations” section of our website at www.pcmall.com. Any amendments to, or waivers from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal financial officer or controller, or persons performing similar functions will be posted in the “investor relations” section of our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation and Other Information” and “Election of Directors - Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification and Approval of the Appointment of Independent Accountants” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of the Company are filed as part of this report:

(a) (1) Consolidated Financial Statements. See Consolidated Financial Statements beginning on page F-1.

(2)	Financial Statement Schedules. See Schedule II, Valuation and Qualifying Accounts which follow the Consolidated Financial Statements.

(3) Exhibits.

The exhibits listed on the exhibit index attached hereto are incorporated herein by reference.

PC MALL, INC.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PC Mall, Inc.

We have completed an integrated audit of PC Mall, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements And Financial Statement Schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for cash consideration received from vendors as of January 1, 2003. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002.

Internal Control Over Financial Reporting

Also, we have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that PC Mall, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the valuation and completeness of revenue, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.   Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.   We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.   A company’s internal control over financial reporting

includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective internal control over the valuation and completeness of revenue related to software service advisor agreements. Specifically, the Company did not have adequate management review in place to ensure all terms within a software service advisor agreement were recorded in the correct accounting period. A software advisor agreement is a contract between the Company and one of the Company’s vendors under which the Company receives a fee when a customer enters into a contract with the vendor to license software and designates the Company as an advisor to the customer for pre-sale and post-sale services. The Company recognized the fees as revenue at the time the customer entered into the agreement with the vendor rather than deferring the revenue over a period that the Company was required to provide post-sale services. This control deficiency resulted in an audit adjustment to the 2004 consolidated financial statements and could result in a misstatement to revenues that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that PC Mall, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, PC Mall, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 28, 2005

PC MALL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$15,090	$7,819
Short-term investments	7,000	—
Accounts receivable, net of allowance for doubtful accounts of $3,045 and $2,064 respectively	94,432	73,701
Inventories, net	80,651	80,542
Prepaid expenses and other current assets	6,489	3,909
Deferred income taxes	4,087	3,578

Total current assets	207,749	169,549

Property and equipment, net	9,393	10,438
Goodwill	1,405	861
Deferred income taxes	12,162	9,269
Other assets	1,210	1,353

Total assets	$231,919	$191,470

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,526	$83,856
Accrued expenses and other current liabilities	22,632	18,921
Deferred revenue	12,276	11,348
Line of credit	49,027	26,202
Notes payable - current portion	500	1,000

Total current liabilities	153,961	141,327
Notes payable	2,750	250

Total liabilities	156,711	141,577

Commitments and contingencies (See Note 5)
Minority interest	4,297	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,851,115 and 11,165,399 shares issued and 11,556,915 and 10,871,199 shares outstanding, respectively	12	11
Additional paid-in capital	99,172	78,032
Deferred stock-based compensation	(1,333)	—
Treasury stock at cost; 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	198	1
Accumulated deficit	(26,123)	(27,136)

Total stockholders’ equity	70,911	49,893

Total liabilities and stockholders’ equity	$231,919	$191,470

See notes to consolidated financial statements

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net sales	$1,157,253	$975,586	$862,830
Cost of goods sold	1,011,787	848,791	769,740

Gross profit	145,466	126,795	93,090
Selling, general and administrative expenses
Selling, general and administrative expense	114,941	97,173	85,343
Non-cash stock-based compensation expense	1,921	294	—

Total selling, general and administrative expenses	116,862	97,467	85,343
Advertising, net in 2002	25,279	23,305	3,059
Loss on sale of building	—	—	350

Income from operations	3,325	6,023	4,338
Interest expense, net	1,977	1,325	983

Income before income taxes	1,348	4,698	3,355
Income tax provision (benefit)	567	1,655	(3,594)
Minority interest	232	—	—

Income before cumulative effect of change in accounting principle	1,013	3,043	6,949
Cumulative effect of change in accounting principle for goodwill, net of tax	—	—	(6,801)

Net income	$1,013	$3,043	$148

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.09	$0.29	$0.65
Cumulative effect of change in accounting principle	—	—	(0.64)

	$0.09	$0.29	$0.01

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.08	$0.26	$0.62
Cumulative effect of change in accounting principle	—	—	(0.61)

	$0.08	$0.26	$0.01

Basic weighted average number of shares outstanding	11,119	10,651	10,654

Diluted weighted average number of shares outstanding	12,145	11,636	11,127

See notes to consolidated financial statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Additional Paid-in Capital	Deferred Stock- Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Issued	Outstanding	Amount($)
Balance at December 31, 2001	10,444	10,429	$11	$74,418	$—	$(91)	$—	$(30,327)	$44,011
Stock option exercises	46	46	—	86	—	—	—	—	86
Stock issuance related to acquisition	300	300	—	1,329	—	—	—	—	1,329
Stock repurchases	—	(143)	—	—	—	(465)	—	—	(465)
Net income	—	—	—	—	—	—	—	148	148

Balance at December 31, 2002	10,790	10,632	11	75,833	—	(556)	—	(30,179)	45,109
Stock option exercises, including related income tax benefit	367	367	—	2,117	—	—	—	—	2,117
Stock issuances	8	8	—	32	—	—	—	—	32
Deferred stock compensation	—	—	—	50	—	—	—	—	50
Stock repurchases	—	(136)	—	—	—	(459)	—	—	(459)

Subtotal									46,849
Net income	—	—	—	—	—	—	—	3,043	3043
Translation adjustment							1	—	1

Comprehensive income	—	—	—	—	—	—	—	—	3,044

Balance at December 31, 2003	11,165	10,871	11	78,032	—	(1,015)	1	(27,136)	49,893
Stock option exercises, including related income tax benefit	686	686	1	6,091	—	—	—	—	6,092
Compensatory stock option grant	—	—	—	2,000	(2,000)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	667	—	—	—	667
Non-cash stock-based compensation	—	—	—	839	—	—	—	—	839
Capital contributed by minority stockholders of subsidiary, net	—	—	—	16,739	—	—	—	—	16,739
Minority interest in IPO proceeds	—	—	—	(4,529)	—	—	—	—	(4,529)

Subtotal									69,701
Net income	—	—	—	—	—	—	—	1,013	1,013
Translation adjustment							197	—	197

Comprehensive income									1,210

Balance at December 31, 2004	11,851	11,557	$12	$99,172	$(1,333)	$(1,015)	$198	$(26,123)	$70,911

See notes to consolidated financial statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the twelve months ended December 31,
	2004	2003	2002
Cash flows from operating activities:

Net income	$1,013	$3,043	$148
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:

Cumulative effect of change in accounting principle, net of tax	—	—	6,801
Depreciation and amortization	4,277	4,133	4,375
Deferred income tax provision (benefit)	(3,341)	405	(3,478)
Tax benefit related to stock option exercises	3,835	837	—
Non-cash stock compensation expense	1,921	294	—
Minority interest	(232)	—	—
Loss (gain) on disposal of fixed assets	—	(64)	330
Loss on impairment of software	560	—	—

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(20,731)	(18,954)	(4,863)
Inventories	(109)	(25,307)	(6,181)
Prepaid expenses and other current assets	(2,580)	(870)	(526)
Other assets	(188)	5	(332)
Accounts payable	3,541	7,471	(6,438)
Accrued expenses and other current liabilities	3,292	3,802	2,409
Deferred revenue	929	1,568	1,789

Total adjustments	(8,826)	(26,680)	(6,114)

Net cash used in operating activities	(7,813)	(23,637)	(5,966)

Cash flows from investing activities:

Purchases of property and equipment	(3,439)	(4,750)	(3,783)
Payments for costs incurred by acquisitions of businesses	—	—	(10,205)
Additional purchase price consideration for acquisition of PBS	(601)	—	—
Purchase of available-for-sale securities	(14,000)	—	—
Sale of available-for-sale securities	7,000	—	—
Proceeds from sale of property and equipment	3	64	1,813

Net cash used in investing activities	(11,037)	(4,686)	(12,175)

Cash flows from financing activities:
Payments for deferred financing costs	(25)	(440)	(263)
Borrowings under notes payable	3,500	2,000	—
Payments under notes payable	(1,500)	(917)	(1,084)
Net borrowings under line of credit	22,825	8,705	15,936
Net proceeds of eCOST.com initial public offering	16,739	—	—
Change in book overdraft	(17,871)	14,643	5,817
Net payments of obligations under capital leases	—	(124)	(437)
Repurchase of common stock	—	(459)	(465)
Proceeds from issuance of common stock	—	32	—
Proceeds from stock issued under stock option plans	2,256	1,280	87

Net cash provided by financing activities	25,924	24,720	19,591

Effect of foreign currency on cash flow	197	—	—

Net increase/(decrease) in cash and cash equivalents	7,271	(3,603)	1,450
Cash and cash equivalents:

Beginning of year	7,819	11,422	9,972

End of year	$15,090	$7,819	$11,422

See notes to consolidated financial statements.

PC MALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Company and Summary of Significant Accounting Policies

Description of Company

PC Mall, Inc. (“PC Mall”), formerly IdeaMall, Inc. and Creative Computers, Inc., together with its subsidiaries (the “Company”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products and services. The Company offers products and services to business, government and educational institutions as well as individual consumers through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force, and three retail showrooms. The Company offers a broad selection of products through its distinctive full-color catalogs under the PC Mall, MacMall, ClubMac, PC Mall Gov, and eCOST.com brands, its worldwide websites: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, ecost.com and onsale.com, and other promotional materials.

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

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statement amounts to conform to the 2004 presentation.

Revenue Recognition

The Company adheres to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”) as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). While the wording of SAB 104 has revised the original SAB 101, “Revenue Recognition”, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Under these guidelines, the majority of the Company’s sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Certain software products and extended warranties that the Company sells (for which the Company is not the primary obligor) are recognized on a net basis in accordance with SAB 101 and Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

Sales are reported net of estimated returns and allowances, coupon redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, coupon redemptions and credit card chargebacks are greater than estimated by management, additional expense may be incurred.

Cost of Goods Sold

Cost of goods sold includes product costs, outbound and inbound shipping costs, and offset by certain marketing development and cooperative advertising funds, as described in “Deferred Advertising Revenue and Costs” below.

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. The Company’s cash management programs result in utilizing available cash to pay down its line of credit. Checks issued but not presented for payment to the bank in the amount of $10,468 and $28,339 as of December 31, 2004 and 2003, respectively, are included in accounts payable in the balance sheet.

Short-Term Investments

The Company has a balance of $7,000 in available-for-sale securities at December 31, 2004, with original maturities exceeding ninety days. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified these securities as short term because they all have readily determinable fair values, are highly liquid and the sale of such securities may be required prior to maturity to implement management’s strategies. The Company has available-for-sale securities in municipal bonds of $5,000 maturing in 2024, and government securities of $2,000 maturing in 2028, both with credit ratings of AAA at December 31, 2004. Unrealized gains and losses, net of taxes, if any, are recorded in accumulated other comprehensive income in the statements of stockholders’ equity (deficit). All of the Company’s available-for-sale securities are auction rate securities and reported at cost, which approximates fair market value due to the interest rate reset feature of the securities. As such, there were no unrealized gains or losses on these securities during the year ended December 31, 2004. Realized gains or losses and permanent declines in value, if any, on these securities are reported in other income and expense. The Company has no material realized gains or losses during the year ended December 31, 2004.

Accounts Receivable

The Company generates the majority of its accounts receivable through the sale of products certain customers on account. In addition, the Company records vendor receivables at such time as all conditions have been met that would entitle the Company to receive such vendor funding, and is thereby considered fully earned. The following table presents the gross amounts of Trade Receivables, for sales to customers on account, and Other Receivables which includes all other types of receivables, mainly vendor receivables.

	2004	2003
Trade Receivables	$82,296	$63,489
Other	15,181	12,276

Total Gross Receivables	$97,477	$75,765

Allowance for Doubtful Accounts Receivable.

The Company maintains an allowance for doubtful accounts receivable based upon estimates of future collection. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history, and generally does not require collateral. The Company regularly evaluates its customers’ financial condition and credit history in determining the adequacy of its allowance for doubtful accounts. The Company also maintains an allowance for uncollectible vendor receivables which arise from vendor rebate programs, price protections and other promotions. The Company determines the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowance may be required.

Concentration of Credit Risk

Accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred credit losses within management’s expectations. No customers accounted for more than 10% of trade accounts receivable at December 31, 2004 and 2003.

Inventories

Inventories consist primarily of finished goods, and are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. At December 31, 2004 and 2003, the Company had reserves of $2,022 and $1,506, respectively, lower of cost or market pricing and potential excess and obsolete inventory for demonstration inventory. As discussed under “Revenue Recognition” above, the Company does not record revenue and related cost of goods sold until delivery. As such, inventories include goods-in-transit to customers at December 31, 2004 and 2003.

Deferred Advertising Revenue and Costs

The Company accounts for advertising costs in accordance with Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” The Company produces and circulates catalogs at various dates throughout the year and receives market development funds and cooperative (co-op) advertising funds from vendors included in each catalog. These funds are recognized based on sales generated over the life of the catalog, approximately eight weeks. The costs of developing and circulating each catalog are deferred and charged to advertising expense in the same time period as the co-op funds based on sales over the life of the catalog. Deferred advertising revenue is included in accrued expenses and other current liabilities. Other non-catalog advertising expenditures are expensed in the period incurred. Effective January 1, 2003, the Company adopted EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which requires, under certain circumstances, that co-operative advertising funds be recorded as a reduction of cost of sales rather than an offset to selling, general and administrative expenses. This resulted in a significant change in the reported net advertising expense and cost of goods sold in 2003, compared to prior years. Advertising expense in 2004 was $25,279, which increased from 2003 advertising expense of $23,305 and $3,059 in 2002, primarily due to increased spending by eCOST.com, particularly in Internet marketing channels. Gross advertising expenses in 2002 were $25.8 million. The adoption of EITF 02-16 in 2003 resulted in $23.5 million of vendor consideration being recorded against cost of sales, which was previously recorded as an offset to advertising expense and SG&A expenses in prior years. The amount of Deferred advertising costs were $1,678, and $2,145 at December 31, 2004 and 2003, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet.

Property and Equipment

Property and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated using straight-line methods over the estimated useful lives of the assets as noted below. The Company also capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.”

Furniture and fixtures	5 - 7 years

Leasehold improvements	Lesser of lease term or useful life of improvement

Computers, software, machinery and equipment	3 - 7 years

Building	31.5 years

The Company had $2,379 and $2,804 of unamortized internally developed software at December 31, 2004 and 2003, respectively. In December 2004, the Company recorded a charge of $560 related to an impairment of previously capitalized internally developed software, which charge is included in selling, general and administrative expenses on its Consolidated Statement of Operations.

Disclosures About Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value because of the short-term maturity of these instruments. The carrying amount of the Company’s line of credit borrowings and notes payable approximates fair value based upon the current rates offered to the Company for obligations of similar terms and remaining maturities.

Goodwill

Prior to January 1, 2002, goodwill resulting from acquisitions was amortized using the straight-line method over periods not exceeding twenty-five years and was subject to periodic review for impairment. In accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002 the Company adopted SFAS 142 and ceased amortization of goodwill. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of the Company’s market capitalization. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable. Upon the adoption of SFAS 142, the Company recorded a one-time, non-cash charge of $6,801, net of tax of $3,995, to reduce the carrying value of its goodwill. Such change is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations and statement of cash flows.

The changes in the carrying amounts of the core business (defined in Note 9) goodwill for the year ended December 31, 2004 are as follows:

Core Business
Balance at December 31, 2002	$804
Additional consideration pursuant to earnout provision (Note 10)	57

Balance at December 31, 2003	$861
Additional consideration pursuant to earnout provision (Note 10)	544

Balance at December 31, 2004	$1,405

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

The computation of Basic and Diluted EPS is as follows:

	2004	2003	2002
Income before cumulative effect of change in accounting principle	$1,013	$3,043	$6,949
Cumulative effect of change in accounting principle	—	—	(6,801)

Net income	$1,013	$3,043	$148

Weighted average shares - Basic	11,118,744	10,651,465	10,653,531

Effect of dilutive stock options and warrants (a)	1,025,960	984,658	473,549

Weighted average shares - Diluted	12,144,704	11,636,123	11,127,080

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.09	$0.29	$0.65
Cumulative effect of change in accounting principle	—	—	(0.64)

Net income	$0.09	$0.29	$0.01

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.08	$0.26	$0.62
Cumulative effect of change in accounting principle	—	—	(0.61)

Net income	$0.08	$0.26	$0.01

(a)

Potential common shares of 38,773, 323,170, and 831,244 for 2004, 2003 and 2002, respectively, have been excluded from the earnings per share computations because the effect of their inclusion would be anti-dilutive.

Accounting for Stock-Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (“SFAS 148”), which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied.

SFAS 123 Pro Forma Information

The Company accounts for its stock option plans under APB Opinion No. 25. Had compensation expense for these plans been determined consistent with SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts in the following table.

	2004	2003	2002
Net income (as reported)	$1,013	$3,043	$148
Less compensation expense as determined under SFAS 123, net of related taxes
PC Mall	(1,735)	(1,082)	(931)
eCOST.com	(882)	—	—
Add stock-based employee compensation expense included in reported net income, net of related taxes
PC Mall	—	191	—
eCOST.com	913	—	—

Net income (loss) (pro forma)	$(691)	$2,152	$(783)

Basic net income per share (as reported)	$0.09	$0.29	$0.01
Basic net income (loss) per share (pro forma)	$(0.06)	$0.20	$(0.07)

Diluted net income per share (as reported)	$0.08	$0.26	$0.01
Diluted net income (loss) per share (pro forma)	$(0.06)	$0.18	$(0.07)

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model. For PC Mall, the following weighted average assumptions were used:

	2004	2003	2002
Risk free interest rates	3.62%	3.68%	3.90%
Expected dividend yield	none	none	none
Expected lives	6 yrs.	7 yrs.	7 yrs.
Expected volatility	110%	119%	129%

The weighted average grant date fair values of options granted under the Plans during 2004, 2003 and 2002 were $13.52, $9.24 and $2.85, respectively.

For eCOST.com, the following weighted average assumptions were used:

	2004	2003	2002
Risk free interest rates	3.64%	3.68%	3.90%
Expected dividend yield	none	none	none
Expected lives	6 yrs.	7 yrs.	7 yrs.
Expected volatility	100%	119%	129%

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and the Company is currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for the Company’s financial statements is the third fiscal quarter in 2005.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary is translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of the Canadian subsidiary is translated into United States dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in other comprehensive income as a separate component of stockholders’ equity. All transaction gains or losses are recorded in the consolidated statements of operations. These gains or losses were not material in any of the years presented in the consolidated financial statements.

2. Property and Equipment

Property and equipment consist of the following as of December 31:

	2004	2003
Furniture and fixtures	$3,528	$3,281
Leasehold improvements	4,163	3,901
Computers, software, machinery and equipment	26,028	26,278
Buildings	1,725	1,756
Land	912	912

	36,356	36,128
Less: Accumulated depreciation and amortization	(26,963)	(25,690)

	$9,393	$10,438

Depreciation and amortization expense of property and equipment in 2004, 2003 and 2002 totaled $3,921, $3,526 and $3,822, respectively.

3. Line of Credit and Notes Payable

The Company maintains a $75 million, asset-based revolving credit facility from a lending unit of a large commercial bank (the “line of credit”) that commenced in March 2001. In March 2003, the line of credit was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms. The line of credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable and bears interest at the prime rate with a LIBOR option. At December 31, 2004, the prime rate was 5.25%. The line of credit is secured by substantially all of the Company’s assets. The line of credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million. In May 2004, the line of credit was amended to provide for a conditional release of eCOST.com’s assets in connection with its initial public offering. In September 2004, this release became effective. In February 2005, the Company terminated a flooring credit facility, which functioned in lieu of a vendor trade payable for inventory purchases and did not bear interest if paid within terms specific to each vendor. The Company did not draw any substantial amounts on the flooring facility during 2004 and 2003. At December 31, 2004 and 2003, the Company had $49.0 million and $26.2 million of net working capital advances outstanding under the line of credit, respectively, and had no borrowings under the flooring facility at the end of either period. The increase in borrowings under the line of credit reflects an aggressive program to obtain early pay discounts. The Company had $12.4 million available to borrow for working capital advances under the line of credit at December 31, 2004. Loan availability under the line of credit fluctuates daily and is affected by many factors including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts. The Company was in compliance with its financial covenants under the line of credit at December 31, 2004.

In connection with and as a part of the Line of Credit, the Company entered into a term note (the “Term Note”). In May 2004, the Company amended the Term Note to increase the borrowing base from $2.0 million to $3.5 million and extend the maturity date from March 2005 to September 2011. As of December 31, 2004 $3.25 million was outstanding under the Term Note, payable in equal monthly principal payments plus interest at prime. Principal payments due in each of the next five years are as follows: 2005 - $500; 2006 – $500; 2007 - $500; 2008 - $500; 2009 - $500 and 2010 and thereafter - $750.

In connection with its initial public offering, eCOST.com secured an asset-based line of credit of up to $15 million with a financial institution, which is secured by substantially all of the assets of eCOST.com. The credit facility functions as a working capital line of credit with borrowings under the facility limited to a percentage of inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on eCOST.com’s financial results. The prime rate was 5.25% as of December 31, 2004. In connection with the line of credit, eCOST.com entered into a cash management arrangement whereby its operating accounts are swept and used to repay outstanding amounts under the line of credit. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits eCOST.com’s ability to make acquisitions above pre-defined dollar thresholds, requires it to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. eCOST.com was in compliance with this covenant at December 31, 2004. Borrowing availability is subject to satisfaction of certain standard conditions. Fees under the credit facility include an upfront cash fee, an annual unused line fee of 0.375% of the unused portion of the line and a termination fee ranging from 0.20% to 0.75% depending on the timing of any termination of the facility. The eCOST.com credit facility matures in March 2007. There were no outstanding amounts under the line of credit as of December 31, 2004.

In addition to the security interest required by the credit facility, certain of the Company’s vendors have security interest in certain assets related to their products.

4. Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2004	2003	2002
Current
Federal	$—	$117	$(104)
State	72	296	63

	72	413	(41)
Deferred
Federal	512	1,350	(3,427)
State	(41)	(108)	(126)
Foreign	24	—	—

	495	1,242	(3,553)

	$567	$1,655	$(3,594)

The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

	2004	2003	2002
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	1.4	3.1	3.0
Change in valuation allowance	—	—	(144.8)
Non-deductible business expenses	5.9	—	—
Other	0.8	(1.9)	0.7

	42.1%	35.2%	(107.1)%

The significant components of deferred tax assets and liabilities are as follows at December 31:

	2004	2003
Accounts Receivable	$1,163	$780
Inventories	863	935
Property and Equipment	527	888
Amortization	2,719	2,913
Accrued expenses and reserves	1,955	822
Tax credits and loss carryforwards	8,982	6,460
Other	(21)	49

	$16,188	$12,847

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable, an increase to the deferred tax asset and an increase to the additional paid-in capital account. The benefits recorded to additional paid-in capital were $3,835, $837 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had state net operating loss carryforwards of $13,729 which begin to expire at the end of 2006, and federal net operating loss carryforwards of $24,138, which begin to expire at the end of 2019. At December 31, 2004, the Company had federal minimum tax credit carryforwards of $52, which do not expire.

The Company accounts for income taxes under the liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon sufficient taxable income within the carryback years and the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, if carryback is permitted in the tax law, the projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and the projections for future taxable income over the periods when the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The income tax benefit of $3,594 for the year ended December 31, 2002 resulted primarily from the reversal of the valuation allowance related to the Company’s deferred tax assets.

5. Commitments and Contingencies

The Company leases office and warehouse space and equipment under various operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

Minimum annual rentals under non-cancelable at December 31, 2004 were as follows:

Operating Leases
2005	$3,867
2006	3,502
2007	1,986
2008	386
2009	169
Thereafter	14

Total minimum lease payments	$9,924

In 2004, 2003 and 2002 rent expense totaled $3,826, $3,537 and $3,190, respectively. Some of the leases contain renewal options and escalation clauses and require the Company to pay taxes, insurance and maintenance costs.

Legal Proceedings

On July 12, 2004, the Company’s eCOST.com subsidiary received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to the subsidiary. On July 15, 2004, eCOST.com received a follow-up letter from MercExchange specifying which of eCOST.com’s technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST.com is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which makes the scope of the claims of those patents uncertain. In the July 15 letter, MercExchange also advised eCOST.com that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict has been appealed to the United States Court of Appeals for the Federal Circuit. Based on eCOST.com’s investigation of this matter to date, eCOST.com believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. It is not possible for the Company to estimate a range of possible loss that could result from this issue. There can be no assurance, however, that such claims will not be material or adversely affect the Company’s or eCOST.com’s business, financial position, results of operations or cash flows.

In addition, various claims and actions, considered normal to the Company’s business, have been asserted and are pending against the Company. The Company does not believe that any such claims and actions will have a material adverse effect on its financial position. Litigation, however, involves uncertainties, and it is possible that the eventual outcome of litigation could adversely affect the Company’s results of operations for a particular period.

6. Stockholders’ Equity

In July 1996, the Company announced its plan to repurchase up to 1,000,000 shares of its Common Stock. The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company’s management deems appropriate. The program can also be discontinued at any time management determines additional purchases are not warranted. The Company will finance the repurchase plan with existing working capital. As of December 31, 2004, the Company has repurchased a total of 294,200 shares, which include 254,200 shares repurchased under the program.

7. Employee Benefits

401(k) Savings Plan

The Company maintains a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants may make tax-deferred contributions of up to $12 of annual compensation (subject to other limitations specified by the Internal Revenue Code). The Company made a 25% matching contribution for amounts that do not exceed 4% of the participants’ annual compensation until March 31, 2004, at which time it terminated the matching provision. During 2004, 2003 and 2002, the Company incurred $43, $192 and $149, respectively, of expenses related to the 401(k) matching component of this plan.

1994 Employee Stock Option Plan

In November 1994, the Board of Directors and stockholders of the Company approved the 1994 Stock Option Plan (the “1994 Plan”), which provides for the grant of stock options to employees and consultants of the Company. Under the 1994 Plan, the Company may grant options (“Incentive Stock Options”) within the meaning of Section 422A of the Internal Revenue Code, or options not intended to qualify as Incentive Stock Options (“Nonstatutory Stock Options”).

In May 2000, the Board of Directors and stockholders of the Company approved amendments to the 1994 Plan which (i) increased the number of shares authorized to be issued under the Plan from 1,950,000 shares to 2,950,000 shares, (ii) added an “evergreen provision” the effect of which automatically increases the number of shares of the Company’s Common Stock available for issuance under the Plan as of January 1 of each year by three percent (3%) of the Company’s outstanding Common Stock as of December 31 of the immediately preceding fiscal year, (iii) added non-employee directors as persons eligible to receive options and other stock-based awards under the Plan, and (iv) added certain provisions to the Plan to ensure that options may qualify as performance-based compensation under Section 162(m) of the Code. In July 2002, the Board of Directors and stockholders of the Company approved an amendment to the 1994 Plan which increased the stated number of shares authorized to be issued under the Plan by 750,000 shares.

As of December 31, 2004, a total of 1,318,532 shares of authorized but unissued shares are available for future grants. All options granted through December 31, 2004 have been Nonstatutory Stock Options.

The 1994 Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 1994 Plan, the Committee has the authority to select the employees and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which must be at least 100%, with respect to Incentive Stock Options, and at least 85%, with respect to Nonstatutory Stock Options, of the fair market value of the common stock as of the date of grant, and (iv) the duration of the option (which may not exceed ten years). All options generally vest over three to five years, and are nontransferable other than by will or by the laws of descent and distribution. The Committee has delegated to the Company’s Chief Executive Officer the authority to approve option grants to eligible employees under the plan (other than executive officers), subject to certain numerical limits.

1995 Director Stock Option Plan

The Company adopted the Directors’ Non-Qualified Stock Option Plan (the “Director Plan”) in 1995 under which each non-employee director of the Company (“Non-Employee Director”) receives a non-qualified option to purchase 5,000 shares of Common Stock upon his or her first election or appointment to the Board of Directors, as well as subsequent grants each year after the annual meeting of the Company’s stockholders. In 1999, the Company increased the total number of shares reserved for issuance under the Director Plan to 100,000 from 50,000. However, in May 2000, the Company’s Board of Directors and stockholders voted to terminate the Director Plan such that no further grants would be made thereunder, and further provided that Non-Employee Directors are persons eligible to receive future options and other stock-based awards under the 1994 Employee Stock Option Plan. As of December 31, 2004, there are 5,000 outstanding options under the Director Plan.

Stock Warrants and Options Issued to Non-employees

In June 2003, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five-year term, which vested monthly over a one year period from the date of grant. The Company valued the warrant at fair value based on a Black-Scholes fair value calculation. The warrant was valued at the date of grant and was re-measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the warrant. The Company recorded an expense of approximately $0.1 million in connection with the issuance of this warrant for the year ended December 31, 2004. The warrant is still outstanding at December 31, 2004.

In October 2004, the Company issued options to purchase 45,000 shares of the Company’s common stock under its 1994 Plan to a public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. The option vested as to 7,500 shares on the date of the grant, and the remaining shares vest quarterly over a one-year period from the date of grant. The accounting treatment for this option is substantially the same as that for the warrant described above. The Company recorded an expense of $0.3 million in connection with the issuance of this option for the year ended December 31, 2004.

The following table summarizes stock option and warrant activity for the above plans:

	Number	Weighted Average Exercise Price
Outstanding at December 31, 2001	2,042,938	$3.10
Granted	681,488	3.09
Canceled	(139,913)	3.64
Exercised	(46,331)	1.88

Outstanding at December 31, 2002	2,538,182	3.09
Granted	377,750	10.29
Canceled	(88,855)	3.45
Exercised	(367,404)	3.50

Outstanding at December 31, 2003	2,459,673	4.03
Granted	538,100	16.17
Canceled	(76,887)	9.03
Exercised	(684,092)	3.27

Outstanding at December 31, 2004	2,236,794	$7.00

Of the options outstanding at December 31, 2004, 2003 and 2002, options to purchase 1,368,572, 1,452,077 and 1,247,816 shares were exercisable at weighted average prices of $4.19, $3.08 and $3.13 per share, respectively. The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.88 - $1.89	570,752	5.4	$1.61	542,634	$1.60
$1.91 - $3.81	522,815	7.0	$2.53	345,550	$2.44
$3.83 - $12.99	620,627	6.9	$7.99	396,685	$6.82
$14.74 - $22.81	522,600	9.7	$16.20	83,703	$15.76

	2,236,794			1,368,572

eCOST.com Stock Option Plans

1999 Plan

In 1999, eCOST.com adopted the 1999 Stock Incentive Plan (the “1999 Plan”), which provides for the grant of various equity awards, including stock options, restricted stock and stock appreciation rights to employees, directors and consultants of eCOST.com. To date, only stock option awards have been issued under the 1999 Plan. The 1999 Plan is administered by the Compensation and Stock Option Committee of the Board of Directors of eCOST.com. Subject to the provisions of the 1999 Plan, the Committee has the authority to select the employees, directors and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the award, (ii) when the award becomes exercisable, (iii) the award’s exercise price, which must be at least 100%, with respect to Incentive Stock Options, and at least 85%, with respect to Nonstatutory Stock Options, of the fair market value of the common stock as of the date of grant, and (iv) the term of the award (which may not exceed ten years). At December 31, 2004 and 2003, 918,400 and 506,800 and options were outstanding, respectively. eCOST.com’s Board of Directors suspended the plan effective September 1, 2004, and accordingly no further shares are available for future grant under the 1999 Plan.

Options to purchase an aggregate of 358,400 shares of eCOST.com’s common stock were outstanding as of December 31, 2004 at a weighted average exercise price of $0.34, which have terms that (i) restrict exerciseability based on the earlier of a corporate transaction involving eCOST.com (e.g. a merger or consolidation or disposition of all or substantially all of eCOST.com’s assets) as defined, eCOST.com’s initial public offering or the lapse of a five or seven year period from date of grant, and (ii) for certain awards, provide repurchase rights to eCOST.com at the original exercise price in the event of employee termination, which rights terminate in the event of a corporate transaction or IPO. No options were exercisable prior to eCOST.com’s IPO which was completed on September 1, 2004, and the time-based vesting terms were not deemed substantive as the awards were effectively contingent upon a corporate transaction or eCOST.com’s IPO. Due to such contingency, eCOST.com had deemed the awards to be variable awards under APB 25 as the probability of these contingent events could not be reasonably determined. As a result of the closing of eCOST.com’s IPO on September 1, 2004, at an offering price of $5.80 per share, eCOST.com recognized a compensation charge of $839 based on the intrinsic value of these awards.

In March 2004, eCOST.com granted an option under its 1999 Stock Incentive Plan (the “1999 Plan”) to purchase 560,000 shares of common stock to its Chief Executive Officer at an exercise price of $6.43 per share. This grant resulted in the recognition of deferred non-cash stock-based compensation based on the estimated deemed fair value of the common stock on the date of grant of $10.00. An aggregate of 25% of the shares of common stock subject to this option vested upon the completion of eCOST.com’s IPO. The remainder of the shares of common stock subject to this option will vest in equal quarterly installments over a three-year period, following eCOST.com’s IPO. eCOST.com has recorded a non-cash stock-based compensation charge of $667 for the year ended December 31, 2004 to reflect compensation expense related to the accelerated vesting of shares under this option as a result of its IPO. Accordingly, eCOST.com recognized total compensation expense of $1,506 in connection with all its outstanding options in the year ended December 31, 2004. eCOST.com will also recognize additional non-cash stock-based compensation expense of $1,333 relating to the March 2004 option, which will be amortized over the remainder of the three-year vesting period.

2004 Plan

In 2004, eCOST.com adopted its 2004 Stock Incentive Plan. A total of 6,300,000 shares of eCOST.com’s common stock are reserved for issuance under eCOST.com’s 2004 Stock Incentive Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in eCOST.com’s common stock or its capital structure. Commencing on the first business day of each calendar year beginning in 2005, the number of shares of stock reserved for issuance under the 2004 Stock Incentive Plan will be increased annually by a number equal to 3% of the total number of shares outstanding as of December 31 of the immediately preceding year or such lesser number of shares as may be determined by the plan administrator. Notwithstanding the foregoing, of the number of shares specified above, the maximum aggregate number of shares available for grant of incentive stock options shall be 6,300,000 shares, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or our capital structure. As of December 31, 2004, 5,868,500 shares of common stock remain available for grant, subject to increase in the future as described above.

The following table summarizes stock option activity under eCOST.com’s Stock Incentive Plans:

	1999 PLAN		2004 PLAN		TOTAL
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2002 and 2003	506,800	$0.29	—	$—	506,800	$0.29
Granted	560,000	6.43	433,750	8.99	993,750	7.55
Canceled	(148,400)	0.14	(2,250)	8.93	(150,650)	0.27

	918,400	$4.05	431,500	$8.99	1,349,900	$5.63

	Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14 - $0.14	232,400	4.2	$0.14	232,400	$0.14
$0.71 - $0.71	126,000	5.4	$0.71	126,000	$0.71
$6.40 - $6.43	650,000	9.3	$6.42	182,500	$6.43
$8.93 - $17.36	341,500	9.8	$9.67	—	—

	1,349,900			540,900

8. Supplemental Disclosures of Cash Flow Information

	2004	2003	2002
Cash paid during the year ending December 31:
Interest	$1,960	$1,241	$994
Income taxes	290	266	25

Non-cash investing and financing activities:
Issuance of common stock for acquisition	$—	$—	$1,329

9. Segment Information

The Company operates in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions as well as consumers, collectively referred to as the “core business”, 2) a multi-category online discount retailer of new, refurbished and close-out products under the eCOST.com brand, and 3) the OnSale brand, an online marketplace including auctions. Beginning in the first quarter of 2003, the Company integrated its eLinux segment into the core business segment. The OnSale.com segment, which was previously reported as part of the core business, was established as a new segment beginning in the third quarter of 2003, and prior period amounts have been adjusted to reflect the new presentation. The Company allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in the Company’s measure of segment operating income for management reporting purposes.

Summarized segment information for continuing operations for the years ended December 31, 2004, 2003 and 2002 is as follows:

Year Ended December 31, 2004	Core Business	eCOST.com	OnSale.com	Consolidated
Net sales	$977,626	$178,933	$694	$1,157,253
Gross profit	126,201	19,219	46	145,466
Operating income (loss)	7,098	(2,365)	(1,408)	3,325
Total assets	207,205	23,797	917	231,919

Year Ended December 31, 2003	Core Business	eCOST.com	OnSale.com	Consolidated
Net sales	$865,530	$110,042	$14	$975,586
Gross profit	114,714	12,067	14	126,795
Operating income (loss)	6,363	683	(1,023)	6,023
Total assets	183,585	7,011	874	191,470

Year Ended December 31, 2002	Core Business	eCOST.com	OnSale.com	Consolidated
Net sales	$774,621	$88,209	$—	$862,830
Gross profit	85,223	7,867	—	93,090
Operating income (loss)	3,801	804	(267)	4,338
Total assets	146,349	2,303	708	149,360

10. Acquisitions

In July 2002, the Company completed the acquisition of substantially all of the assets of Wareforce, Inc. (“Wareforce”) through a United States Bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code. The Company paid initial consideration in the amount of approximately $9,000 to Wareforce’s creditors and $436 directly to Wareforce on the closing date in exchange for trade accounts receivable and inventory with an initial valuation of $10,900, as well as all fixed and intangible assets. In connection with these payments, the Company drew on its line of credit. The Company paid to Wareforce $768 as additional contractual consideration in September 2002. In connection with the acquisition, the Company hired substantially all of the sales and sales support employees of Wareforce, and recorded approximately $608 of definite-lived intangible assets with amortizable lives of five years. The Company considers Wareforce to be a part of the core business segment.

In April 2002, the Company acquired substantially all of the assets of Pacific Business Systems, Inc. (“PBS”), a privately held direct marketer of computer products to business and consumer customers under the ClubMac and PBS brands. Under the terms of the asset purchase agreement, the Company acquired PBS’ customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and has assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory. In addition to certain liabilities assumed, the Company issued 300,000 shares of its common stock valued at approximately $1.3 million to PBS and agreed to a capped three year earn-out, whereby additional consideration may be paid to PBS based on the future results of the acquired business. As a result of the acquisition, the Company recorded approximately $804 of goodwill, and $200 of definite-lived intangible assets with amortizable lives between three and six years. For the year ended December 31, 2003 the Company recorded estimated additional purchase price consideration of $57 resulting from the earn-out. During 2004, the Company recorded an additional $544 of additional purchase price consideration resulting from the earn-out provision. The Company operates the acquired business as ClubMac, and considers this business to be a part of the core business segment. The acquisitions of Club Mac and Wareforce were intended to positively affect and enhance the Company’s current Corporate and consumer sales and earnings.

The following table presents unaudited pro forma information as if the acquired businesses had been combined with the Company at the beginning of 2002. The unaudited pro forma information is not necessarily indicative of future combined operating results. The actual results of the acquired businesses since the respective dates of the acquisitions are included in the Company’s Consolidated Statements of Operations.

Year Ended December 31, 2002
Net sales	$913,754
Income before cumulative effect of change in accounting principle	6,499
Net income (loss)	(302)

Weighted average shares – Basic	10,654

Weighted average shares – Diluted	11,127

Net earnings (loss) per share – Basic
Income before cumulative effect of change in accounting principle	$0.61
Net earning (loss) per share – Basic	$(0.03)

Net earnings (loss) per share – Diluted
Income before cumulative effect of change in accounting principle	$0.58
Net earning (loss) per share – Diluted	$(0.03)

11. eCOST.com, Inc. Initial Public Offering

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

On September 1, 2004, the Company’s eCOST.com subsidiary completed the sale of 3,465,000 shares of its common stock for aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million. The company incurred approximately $2.0 million of additional offering expenses in connection with the offering. No offering expenses were paid directly or indirectly to any of its directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The net proceeds of the offering after deducting its offering expenses was $16.7 million.

At the date of the initial public offering, the Company recorded a minority interest liability of $4.5 million representing the 19.8% interest in eCOST.com’s stockholders’ equity immediately following the IPO. The liability was offset by a corresponding reduction of additional paid-in-capital. Further, this liability was reduced by the 19.8% portion of eCOST.com’s net loss between the completion of the IPO date and the end of the fourth quarter of 2004, totaling $0.2 million.

12. Subsequent Events

On January 14, 2005, eCOST.com entered into a lease for approximately 163,632 of rentable square feet in a warehouse facility located in Memphis, Tennessee, in order to provide eCOST.com’s own inventory management and warehouse order fulfillment operations which are currently provided by the Company. The initial term of the lease is 70 months. Under the terms of the agreement, eCOST.com’s initial monthly base rent is approximately $22 per month, which will increase periodically over the term of the lease to approximately $39 with an option to renew the lease for a period of five years.

On March 17, 2005, the Company’s board of directors approved the spin-off of eCOST.com and declared a special stock dividend to the Company’s stockholders to distribute all of the 14,000,000 outstanding shares of eCOST.com owned by the Company. The special stock dividend is expected to be payable on April 11, 2005 to the Company’s stockholders of record on March 28, 2005. Completion of the distribution is contingent upon the satisfaction or waiver of a variety of conditions, including: (i) the Company’s receipt of an opinion from its tax counsel that its contribution of assets to eCOST.com and the distribution, taken together, will qualify as a reorganization pursuant to which no gain or loss will be recognized by the Company or its stockholders for U.S. federal income tax purposes under Section 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code; (ii) the receipt of any material government approvals and consents necessary to consummate the distribution; (iii) the absence of any event or development that, in the sole judgment of the Company’s board of directors, would result in the distribution having a material adverse effect on the Company or its stockholders; and (iv) the absence of any order, injunction, decree or regulation issued by any court or agency of competent jurisdiction or other legal restraint or prohibitions preventing the consummation of the distribution.

PC MALL, INC.

QUARTERLY FINANCIAL INFORMATION

(unaudited, in thousands, except per share data)

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Net sales	$278,123	$270,496	$283,288	$325,346
Gross profit	35,257	34,723	34,946	40,540
Net income	136	707	210	(40)

Basic earnings per share	$0.01	$0.06	$0.02	$(0.00)
Diluted earnings per share	$0.01	$0.06	$0.02	$(0.00)

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$234,796	$218,862	$231,996	$289,932
Gross profit	28,865	30,702	32,226	35,002
Net income	291	945	702	1,105

Basic earnings per share	$0.03	$0.09	$0.07	$0.10
Diluted earnings per share	$0.03	$0.08	$0.06	$0.09

(1)

Includes adjustments to record amortization of $77, net of tax, related to customer relationship intangible assets and a reduction in revenues of $54, net of tax, related to software service advisor fees.

SCHEDULE II

PC MALL, INC.

Valuation and Qualifying Accounts

For the years ended December 31, 2004, 2003, and 2002

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deduction from Reserves	Balance at End of Year
Allowance for doubtful accounts for the year ended:
December 31, 2004	$2,064	$2,600	$(1,619)	$3,045
December 31, 2003	1,746	2,310	(1,992)	2,064
December 31, 2002	2,340	2,000	(2,594)	1,746

Reserve for inventory for the year ended:
December 31, 2004	$1,506	$1,354	$(838)	$2,022
December 31, 2003	773	1,650	(917)	1,506
December 31, 2002	972	2,846	(3,045)	773

Sales returns reserve for the year ended:
December 31, 2004	$2,789	$39,225	$(38,087)	$3,927
December 31, 2003	4,109	30,787	(32,107)	2,789
December 31, 2002	2,563	27,705	(26,159)	4,109

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Torrance, State of California, on March 31, 2005.

PC MALL, INC.

By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date
/s/ FRANK F. KHULUSI	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2005
Frank F. Khulusi

/s/ THEODORE R. SANDERS	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2005
Theodore R. Sanders

/s/ MARK C. LAYTON	Director	March 31, 2005
Mark C. Layton

/s/ THOMAS MALOOF	Director	March 31, 2005
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 31, 2005
Ronald B. Reck

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (1)

3.1(A)	Certificate of Amendment of Certificate of Incorporation, dated June 1, 2000 (13)

3.1(B)	Certificate of Amendment of Certificate of Incorporation, dated June 19, 2001 (14)

3.1(C)	Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 13, 2002 (16)

3.2	Amended and Restated Bylaws of the Company (13)

10.1*	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (17)

10.2*	Employment Agreement dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (1)

10.4*	Employment Agreement dated January 1, 1994, between Creative Computers, Inc. and Dan DeVries (1)

10.18*	Directors’ Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (7)

10.28

Authorized Apple Dealer U.S. Sales Agreement dated August 29, 1996; Authorized Apple Catalog Reseller Sales Agreement dated August 29, 1996; Dealer Apple Authorized Service Provider Agreement dated August 29, 1996; Apple Corporate Alliance Program Addendum to the Authorized Apple Dealer Sales Agreement dated August 29, 1996 (4)

10.43	Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and Subsidiaries (13)

10.44	Agreement for Wholesale Financing dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and Subsidiaries (13)

10.45*	Employment Agreement dated January 20, 2000 between the Company and Kristin M. Rogers (18)

10.47

First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2003, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant. (16)

10.48	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(19)

10.49	Third Amendment to Loan and Security Agreement, dated March 31, 2003, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant (20)

10.50	Fourth Amendment to Loan and Security Agreement, dated May 3, 2004, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant. (21)

10.51	Wholesale Financing Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated March 17, 2003 (21)

10.52	First Amendment to Wholesale Financing Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated March 12, 2004 (21)

10.53	Second Amendment to Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated April 12, 2004 (21)

10.54	Employment Agreement between the Company and Rob Newton, dated June 8, 2004 (22)

10.55	Second Amendment to Loan and Security Agreement, dated October 31, 2003, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant. (22)

10.56	Master Separation and Distribution Agreement between PC Mall, Inc. and eCOST.com, Inc. dated September 1, 2004 (23)

10.57	Tax Allocation and Indemnification Agreement between PC Mall, Inc. and eCOST.com, Inc. dated September 1, 2004 (23)

10.58	Employee Benefit Matters Agreement between PC Mall, Inc. and eCOST.com, Inc. dated September 1, 2004 (23)

10.59	Registration Rights Agreement between PC Mall, Inc. and eCOST.com, Inc. dated September 1, 2004 (23)

10.61	Form of Executive Non-Qualified Stock Option Agreement (Full Acceleration upon change in control) (24)

10.62	Form of Executive Non-Qualified Stock Option Agreement (Partial Acceleration upon change in control) (24)

10.63	Form of Lease Agreement between the Company and Anderson Tully Company, dated September 1, 2003 for the premises located at 4715 E. Shelby Drive, Memphis, TN

10.64	Form of Lease Agreement between the Company and Canaprev, Inc. dated June 11, 2003 for the premises located at 1100, University, 2nd Floor Montreal (Quebec) Canada.

10.65*	Employment Agreement between the Company and Ted Sanders, effective March 22, 2005 (25)

10.66*	Summary of Executive Salary and Bonus Arrangements

10.67*	Summary of Director Compensation Arrangements

10.68*	Summary of Executive Bonus Plan

10.69*	Amendment to Employment Agreement between the Company and Rob Newton, dated March 22, 2005 (25)

10.70	Addendum to Lease Agreement between the Company and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004

21.1	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	eCOST.com, Inc. Form 10-K for the year ended December 31, 2004

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.

(2)	Intentionally omitted.

(3)	Intentionally omitted.

(4)	Incorporated by reference to the Company’s 1996 Form 10-K, filed with the Commission on March 31, 1997.

(5)	Intentionally omitted.

(6)	Intentionally omitted.

(7)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 16, 1999.

(8)	Intentionally omitted.

(9)	Intentionally omitted.

(10)	Intentionally omitted.

(11)	Intentionally omitted.

(12)	Intentionally omitted.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2000, filed with the Commission on March 30, 2001.

(14)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(15)	Intentionally omitted.

(16)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 14, 2002.

(17)	Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the Commission on June 24, 2002

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2001, filed with the Commission on April 1, 2002.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003.

(21)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 12, 2004.

(22)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 4, 2004.

(23)	Incorporated by reference to the Company’s Report on Form 8-K, filed with the Commission on September 8, 2004.

(24)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 15, 2004.

(25)	Incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on March 25, 2005.