Form 10-K/A
period 2004-12-31
PC MALL INC
filed 2005-05-02
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, $.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of June 30, 2004, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $162.6 million, based upon the closing sales price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares outstanding of the Registrant’s Common Stock as of April 28, 2005 was 11,598,041 million.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PC MALL, INC.

PART III

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Our Board of Directors

Set forth below is certain information, as of April 28, 2005, regarding the members of our board of directors. Each of our directors holds office until our next annual meeting of stockholders, or until his successor is elected and qualified.

Name	Age	Position	Director Since
Frank F. Khulusi	38	Chairman of the Board, President and Chief Executive Officer	1987
Thomas A. Maloof (2)	53	Director	1998
Ronald B. Reck (1)(2)	56	Director	1999
Mark C. Layton (1)(2)	45	Director	2001

(1)	Member of our compensation committee
(2)	Member of our audit committee

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

Thomas A. Maloof has served as one of our directors since May 1998. Since January 2001, Mr. Maloof has served as the Chief Financial Officer of HMC, Inc., a hospitality company. From February 1998 to November 2000, Mr. Maloof served as President of Perinatal Practice Management, Inc. From September 1997 until February 1998, Mr. Maloof served as Chief Financial Officer of Prospect Medical Holdings. From January 1995 until September 1997, Mr. Maloof was the Chief Executive Officer of Prime Health of Southern California. From August 2004 through April 11, 2005, Mr. Maloof served on the board of directors of our subsidiary, eCOST.com, Inc.

Ronald B. Reck has served as one of our directors since April 1999. Mr. Reck was employed by Applebee’s International from 1987 to 1997, serving most recently as Executive Vice President and Chief Administrative Officer. Since 1998, Mr. Reck has served as President and Chief Executive Officer of Joron Properties, LLC, a real estate company.

Mark C. Layton has served as one of our directors since May 2001. Mr. Layton is currently Chairman, President and Chief Executive Officer of PFSweb, Inc., a provider of business process outsourcing services. From 1988 through 2000, Mr. Layton served in various roles at Daisytek International, a global distributor of office consumables and computer supplies, most recently as President, Chief Executive Officer and Chief Operating Officer, and also served as Chairman of the Board of Daisytek from September 1999 to October 2000. Prior to joining Daisytek, Mr. Layton was a management consultant with Andersen Consulting (Accenture) for eight years, specializing in wholesale and retail distribution and technology. Mr. Layton also serves as an Associate Editor for the Center for Cycle Time Research at the University of Memphis, and serves on the Dean’s Advisory Council at Northern Arizona University College of Business Administration.

Identification of Our Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” The members of our audit committee are Thomas A. Maloof, Mark C. Layton and Ronald B. Reck. Our board of directors has determined that each of the members of our audit committee is “independent” as that term is defined in Rule 10A-3 promulgated under the Exchange Act and is an “independent director” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Our board of directors has determined that each of Messrs. Layton and Maloof is an “audit committee financial expert” as that term is defined by regulations of the Securities and Exchange Commission, or “SEC.”

Executive Officers

A list of our executive officers is included in Part I, Item 1 of our original filing of this Form 10-K under the caption “Executive Officers.”

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.pcmall.com. We will provide a copy of our Code of Business Conduct and Ethics to any person, without charge, upon receipt of a written request directed to our Secretary at our principal executive offices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Those officers, directors and ten percent stockholders are also required by the SEC’s rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with except that Mr. Khulusi filed a Form 4 one day late with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer and our other four executive officers whose compensation exceeded $100,000 during the 2004 fiscal year. The individuals listed in the following tables are sometimes referred to as the “named executive officers.”

Summary Compensation Table

				Long-Term Compensation
		Annual Compensation (1)		Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options (#)		All Other Compensation (1)(2)
Frank F. Khulusi President and Chief Executive Officer	2004 2003 2002	$645,385 600,000 492,308	$136,907 190,823 140,797	100,000 — 100,000		$656 2,438 2,438

Theodore R. Sanders Chief Financial Officer	2004 2003 2002	250,451 239,610 235,000	43,234 60,786 44,462	40,000 — 25,000		8,340 8,340 8,340	(3) (3) (3)

Daniel J. DeVries. Executive Vice President, Marketing	2004 2003 2002	259,481 254,904 250,000	16,525 39,606 44,462	25,000 — 27,500	(6)	12,721 11,444 16,048	(4) (5) (7)

Kristin M. Rogers Executive Vice President, Enterprise Sales	2004 2003 2002	259,481 254,904 250,000	50,884 60,786 44,462	40,000 — 27,500		3,527 1,915 1,875	(8)

Robert I. Newton (9) General Counsel and Secretary	2004	143,269	35,135	50,000		—

(1)	The incremental cost to us of providing perquisites and other personal benefits during any indicated period did not exceed, as to any named executive officer, the lesser of $50,000 or 10% of the total salary and bonus paid to that named executive officer for the indicated period and, accordingly, is omitted from the table.
(2)	Unless otherwise specified, the number constitutes our matching contributions under our 401(k) plan.
(3)	Represents automobile allowance.
(4)	Represents automobile allowance of $12,028 and 401(k) matching contributions of $693.
(5)	Represents automobile allowance of $9,259 and 401(k) matching contributions of $2,185.
(6)	Includes 4,763 shares subject to options subsequently transferred pursuant to a divorce settlement.
(7)	Represents automobile allowance of $13,884 and 401(k) matching contributions of $2,164.
(8)	Represents automobile allowance of $3,007 and 401(k) matching contributions of $520.
(9)	Mr. Newton joined our company in June 2004 as General Counsel and Secretary.

Option Grants in Last Fiscal Year

The following table provides information on option grants in fiscal 2004 to the named executive officers:

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted in Fiscal Year(1)	Exercise or Base Price ($/sh) (2)	Expiration Date	Grant Date Present Value ($)(2)(3)
Frank F. Khulusi	100,000	(4)	18.6%	$15.70	10/28/14	$1,394,300
Theodore R. Sanders	40,000	(4)	7.4%	15.70	10/28/14	557,720
Daniel J. DeVries	25,000	(5)	4.6%	15.70	10/28/14	348,575
Kristin M. Rogers	40,000	(4)	7.4%	15.70	10/28/14	557,720
Robert I. Newton	50,000	(6)	9.3%	17.46	6/8/14	776,295

(1)	We granted options to purchase an aggregate of 538,100 shares of our common stock in fiscal 2004.
(2)	Does not reflect adjustments made subsequent to the end of the 2004 fiscal year to outstanding options to purchase our common stock as a result of the eCOST.com spin-off. See “—Effect of eCOST.com Spin-Off on PC Mall Stock Options.”
(3)	As suggested by the SEC’s rules on executive compensation disclosure, we used the Black-Scholes model of options valuation to determine grant date present value. We do not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. The present value calculations are based on a ten-year option term with an expected life of seven years. Assumptions used for grants to Mssrs. Khulusi, Sanders, and DeVries and Ms. Rogers include an interest rate of 3.88%, an annual dividend yield of 0% and volatility of 115%. Assumptions used for the grant to Mr. Newton include an interest rate of 3.43%, an annual dividend yield of 0% and volatility of 116%.
(4)	25% of this option is exercisable immediately, and the balance is exercisable in quarterly installments over a 4 year period beginning October 28, 2004.
(5)	This option vests in equal quarterly installments over a four year period beginning October 28, 2004.
(6)	This option vests in equal quarterly installments over a three year period beginning June 8, 2004.

There were no grants to purchase shares of eCOST.com, a former subsidiary of ours, during the 2004 fiscal year to named executive officers.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The following table shows options exercised during 2004 and unexercised options to purchase our common stock held at December 31, 2004 by our named executive officers.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank F. Khulusi	—	$—	450,000	100,000	$8,664,090	$1,004,000
Theodore R. Sanders	24,000	433,242	123,550	36,250	2,333,395	326,150
Daniel J. DeVries (2)	56,900	1,072,187	98,697	31,875	1,944,545	305,325
Kristin M. Rogers	15,500	205,963	105,125	36,875	1,809,173	338,725
Robert I. Newton	—	—	8,333	41,667	40,998	205,002

(1)	Value based on the closing price of our common stock as reported on the Nasdaq National Market on December 31, 2004, which was $22.38, less the exercise price, times the number of shares issuable pursuant to such options.
(2)	Amounts for Mr. DeVries exclude 111,471 shares acquired on exercise and exercisable options to acquire 17,357 shares that have been transferred pursuant to a divorce settlement.

The following table sets forth, for each of the named executive officers, certain information with respect to the value of unexercised options to purchase shares of eCOST.com common stock as of December 31, 2004. No options to purchase eCOST.com common stock were exercised by the named executive officers during the 2004 fiscal year.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Theodore R. Sanders	56,000	—	$853,440	—
Daniel J. DeVries	140,000	—	2,213,400	—

(1)	Value based on the closing price of eCOST.com common stock as reported on the Nasdaq National Market on December 31, 2004, which was $15.95, less the exercise price, times the number of shares issuable pursuant to such options.

Effect of eCOST.com Spin-Off on PC Mall Stock Options

On April 11, 2005, we completed the spin-off to our stockholders of all of the shares of eCOST.com, Inc. we owned. In connection with the spin-off, each holder of our common stock as of the March 28, 2005 record date received a dividend of approximately 1.2071 shares of eCOST.com common stock for every share of our common stock held as of the record date. In addition, and subject to certain limited exceptions, all options to purchase our common stock that were outstanding as of the date of the spin-off were adjusted to become options to purchase shares of both our common stock and eCOST.com common stock. The number of shares of eCOST.com common stock covered by these options is based upon the ratio of the number of shares of eCOST.com common stock distributed to our stockholders in the spin-off, divided by the total number of shares of our common stock outstanding on the record date for the spin-off. In addition, the exercise price for each adjusted option was allocated between the option to purchase our common stock and the option to purchase eCOST.com common stock based on the respective pre- and post-distribution prices of our common stock and eCOST.com common stock on the Nasdaq National Market to preserve the intrinsic value and ratio of exercise to market price of the options both immediately before and immediately after the spin-off. Warrants to purchase PC Mall common stock that were outstanding as of the date of the spin-off were adjusted in the same manner. Additional information with respect to the eCOST.com spin-off is set forth in the Information Statement we filed as an exhibit to our Form 8-K filed with the SEC on April 1, 2005.

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

Employment Agreements and Change-in-Control Arrangements

In January 1995, we entered into an employment agreement with Frank F. Khulusi, our Chairman, President and Chief Executive Officer. Mr. Khulusi’s employment agreement provides for one-year extensions unless it is terminated by us or Mr. Khulusi. Mr. Khulusi’s annual salary pursuant to his employment agreement has been increased periodically, and was most recently increased by our Compensation Committee, effective October 28, 2004, from $600,000 to $800,000. Mr. Khulusi’s employment agreement provides that he is entitled to certain severance benefits in the event that his employment is terminated by us “without cause” or by Mr. Khulusi for “good reason” or following a “change of control” (all as defined in the employment agreement). In such cases, Mr. Khulusi would receive two times his salary and bonus for the preceding twelve months in a lump sum distribution following notice of termination. Mr. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In January 2000, we entered into an employment agreement with Kristin M. Rogers, our Executive Vice President, Enterprise Sales. Pursuant Ms. Rogers’ employment agreement, her compensation includes (i) an annual base salary and (ii) an annual bonus based upon the achievement of goals mutually agreed upon by us and Ms. Rogers. In addition, we agreed to grant Ms. Rogers an option to purchase 400,000 shares of common stock of PCM.com Business Solutions, one our wholly owned subsidiaries, (the “PCM Option”), and an option to purchase 50,000 shares of our common stock (the “Company Option”). Both the PCM Option and the Company Option are fully vested. However, any exercise of the Company Option will result in the immediate and automatic termination of the entire PCM Option. Likewise, any exercise of the PCM Option will result in the immediate and automatic termination of the entire Company Option. Ms. Rogers’ employment agreement also provides that in the event she is terminated by us without cause (as defined in her employment agreement), upon the execution of a separation agreement satisfactory to us, Ms. Rogers is entitled to receive a severance payment equal to six months of her base compensation. Ms. Rogers’ annual base salary is currently $257,500. Instead of receiving an annual bonus as set forth in her employment agreement, Ms. Rogers participates, in the discretion of our Compensation Committee, in our executive bonus plan, which provides for bonus awards based upon the achievement of specified goals established depending upon the participant’s function in the organization. Ms. Rogers is entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In June 2004, we entered into an employment agreement with Robert I. Newton, our General Counsel and Secretary. Mr. Newton’s employment agreement was amended in February 2005. Pursuant to the terms of our agreement with Mr. Newton, he is an “at will” employee and is currently entitled to an annual base salary of $250,000. Mr. Newton is eligible to receive an annual bonus of up to $50,000, and is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause (as defined in his employment agreement). Mr. Newton is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In March 2005, we entered into a written employment agreement with Ted Sanders, our Chief Financial Officer. Prior to that time, our employment arrangements with Mr. Sanders were not memorialized in a written agreement. Pursuant to the terms of our agreement with Mr. Sanders, Mr. Sanders is an “at will” employee and is currently entitled to an annual base salary of $300,000. Mr. Sanders is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, as well as to receive discretionary bonuses from time to time in the discretion of our Compensation Committee and our Chief Executive Officer. Mr. Sanders is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause (as defined in his employment agreement). Mr. Sanders is also entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Upon the occurrence of (i) certain events resulting in a change of control of our company or (ii) certain major corporate transactions, all of the unvested stock options we have granted to the named executive officers will become fully vested and exercisable, subject to certain exceptions and limitations.

Copies of each of the above-referenced employment agreements, as well as a summary of our executive bonus plan, are filed as exhibits to our original filing of this Annual Report on Form 10-K.

Compensation of Directors

During fiscal year 2004, we paid each non-employee director a quarterly retainer of $6,000, plus $2,500 for each board meeting attended in person, $1,000 for each committee meeting attended in person, and $500 for each telephonic board or committee meeting attended. In addition, the audit committee and compensation committee chairs received an annual retainer of $2,500. Directors are eligible to participate in our 1994 Stock Incentive Plan. On October 28, 2004, we granted an option to purchase 20,000 shares of our common stock to each of Mark C. Layton, Thomas A. Maloof, and Ronald B. Reck. Each of the foregoing option grants were made under our 1994 Stock Incentive Plan, and the options were granted at $15.70 per share (which was the fair market value as of the date of grant), vest in equal quarterly installments over a 2-year period, and expire 10 years from the date of grant.

Directors who are our employees are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 28, 2005 by: (i) each of the named executive officers; (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage ownership is based on an aggregate of 11,598,041 shares of our common stock outstanding on April 28, 2005. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PC Mall, Inc., 2555 W. 190th Street, Suite 201, Torrance, California 90504.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
RS Investment Management Co. L.L.C. (1)	765,530		6.6%
Amre A. Youness (2)	622,000		5.4
Jonathan L. Kimerling (3)	580,000		5.0

Directors and Executive Officers:
Frank F. Khulusi	2,123,638	(4)	17.6
Theodore R. Sanders	131,467	(5)	1.1
Kristin M. Rogers	113,458	(6)	*
Daniel J. DeVries	107,005	(7)	*
Robert I. Newton	16,667	(8)	*
Ronald B. Reck	38,000	(9)	*
Thomas A. Maloof	33,000	(10)	*
Mark C. Layton	8,000	(11)	*
All directors and executive officers as a group (8 persons)	2,571,235	(12)	20.6%

*	Less than 1%.
(1)	Based on information contained in the Schedule 13G filed February 14, 2005 by RS Investment Management Co. LLC, RS Investment Management, L.P., RS Diversified Growth Fund and G. Randall Hecht, each of RS Investment Management Co. LLC, RS Investment Management, L.P. and G. Randall Hecht have shared voting and dispositive power with respect to 765,530 shares of our common stock, and RS Diversified Growth Fund has shared voting and dispositive power with respect to 555,410 shares of our common stock. RS Investment Management Co. LLC is the parent company of registered investment advisers whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, our common stock. RS Investment Management, L.P. is a registered investment adviser and the investment adviser to RS Diversified Growth Fund, which is a registered investment company. RS Investment Management Co. LLC is the General Partner of RS Investment Management, L.P., and G. Randall Hecht is a control person of RS Investment Management Co. LLC and RS Investment Management, L.P. The address for RS Investment Management Co. LLC is 388 Market Street, Suite 200, San Francisco, California 94111.
(2)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.
(3)	The address for Mr. Kimerling is 2968 Cherokee Road, Mountain Brook, Alabama 35223.
(4)	Includes 1,647,596 shares held by the Khulusi Family Revocable Trust dated November 3, 1993, and 476,042 shares underlying options which are presently vested or will vest within 60 days of April 28, 2005.
(5)	Consists of 131,467 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2005.
(6)	Consists of 113,458 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2005.
(7)	Includes 106,405 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2005.
(8)	Consists of 16,667 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2005.
(9)	Includes 13,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2005.
(10)	Consists of 33,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2005.
(11)	Consists of 8,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2005.
(12)	This figure includes an aggregate of 898,039 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 28, 2005.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,206,794	$7.04	1,318,532	(2)
Equity Compensation Plans Not Approved by Security Holders (3)	30,000	3.99	—

Total	2,236,794	$7.00	1,318,532

(1)	Does not reflect adjustments made subsequent to the end of the 2004 fiscal year to outstanding options to purchase our common stock as a result of the eCOST.com spin-off. See “—Effect of eCOST.com Spin-Off on PC Mall Stock Options.”
(2)	Represents shares available for issuance under our 1994 Stock Incentive Plan as of December 31, 2004. The 1994 Stock Incentive Plan contains an evergreen provision pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 1994 Stock Incentive Plan will increase by a number of shares equal to 3% of the outstanding shares on December 31 of the preceding year. On January 1, 2005, an additional 346,707 shares became available under this Plan pursuant to the evergreen provision.
(3)	Represents a warrant to purchase 30,000 shares of our common stock issued in June 2003 to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five year term, and vested monthly over a one year period from the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into indemnification agreements with each of our current directors and executive officers that provide the maximum indemnity available to directors and officers under Section 145 of the Delaware General Corporation Law and our certificate of incorporation, as well as certain procedural protections. We have also entered into transactions with certain of our directors and officers, as described under the heading “Executive Compensation.”

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed by OnSale, Inc., a wholly-owned subsidiary of our company, in fiscal year 2004 and earned and/or received compensation in the amount of $201,538. Simon Abuyounes, the brother-in-law of Frank F. Khulusi, was employed by AF Services, Inc., a wholly-owned subsidiary of our company, in fiscal year 2004 and earned and/or received compensation in the amount of $260,546. Further, on March 23, 2005, the Company granted Mr. Abuyounes an option to purchase 30,000 shares of our common stock at an exercise price of $11.85 per share, and increased his annual salary to $250,000. Mr. Abuyounes is entitled to six months severance based on his base salary in the event his employment is terminated by us without cause.

Relationships with eCOST.com

Prior to its initial public offering in September 2004, eCOST.com was a wholly owned subsidiary of PC Mall. In connection with eCOST.com’s initial public offering and separation from PC Mall, we entered into a Master Separation and Distribution Agreement with eCOST.com that contains many of the key provisions related to its initial public offering and spin-off from us. The other agreements referenced in the Master Separation and Distribution Agreement govern certain aspects relating to the separation and various interim and ongoing relationships between us and eCOST.com following the completion of the initial public offering. Frank F. Khulusi is the principal stockholder, President and Chief Executive Officer of PC Mall. As a result of the distribution, Mr. Khulusi is the beneficial owner of approximately 14.2% of eCOST.com’s common stock. Thomas A. Maloof, one of our directors, served as a director of eCOST.com until his resignation in April 2005.

The following is a summary of the material terms of the Master Separation and Distribution Agreement and other key agreements relating to the separation of eCOST.com from us and our ongoing relationships following eCOST.com’s initial public offering. For a complete description of these agreements, you should refer to the full text of these agreements, which have been filed with the SEC. On April 11, 2005, we completed the distribution of all outstanding common stock of eCOST.com that we owned to our stockholders, which we refer to as the distribution or spin-off.

The Master Separation and Distribution Agreement contains the key provisions related to our separation from, and our ongoing relationship with, eCOST.com, its initial public offering and our divestiture of eCOST.com through the distribution. Other agreements referenced in the Master Separation and Distribution Agreement govern various prior, interim and ongoing relationships between us and eCOST.com. These agreements include:

•	the Tax Allocation and Indemnification Agreement;

•	the Employee Benefit Matters Agreement;

•	the Administrative Services Agreement;

•	the Product Sales, Inventory Management and Order Fulfillment Agreement;

•	the Information Technology Systems Usage and Services Agreement;

•	the License Agreements;

•	the Sublease Agreement;

•	the Registration Rights Agreement between us and eCOST.com; and

•	the Registration Rights Agreement between eCOST.com and Frank F. Khulusi.

Master Separation and Distribution Agreement

The Master Separation and Distribution Agreement contains the key provisions relating to the separation of the eCOST.com business from our other businesses, the general terms and conditions and corporate transactions required to effect eCOST.com’s initial public offering and the distribution and the general intent of the parties as to how these matters would be undertaken and completed.

The Contribution. The Master Separation and Distribution Agreement describes generally the assets that were contributed and transferred by us to eCOST.com and the liabilities assumed by eCOST.com from us, which we refer to as the contribution. These assets include substantially all of the assets, properties and rights exclusively used or held for use exclusively in the operation of the eCOST.com business. The liabilities include substantially all debts, liabilities, commitments and obligations of any nature, whether known, unknown, contingent or otherwise, to the extent arising out of or relating to the eCOST.com business prior to, on or after the contribution date.

Mutual Release of Pre-Offering Claims. The agreement generally provides for a full release and discharge of all liabilities existing or arising from all acts and events prior to the eCOST.com initial public offering. The liabilities released or discharged include liabilities arising under any contractual agreements or arrangements existing or alleged to exist between us and eCOST.com, and our respective affiliates, on or before the eCOST.com initial public offering.

Indemnification. Under the Master Separation and Distribution Agreement, eCOST.com indemnifies us and our representatives and affiliates from all losses suffered by us or our representatives or affiliates arising out of or related to any of the following:

•	eCOST.com’s failure to pay, perform or discharge in due course any of its liabilities;

•	eCOST.com’s business or liabilities related to its business;

•	eCOST.com’s failure to comply with the terms of the Master Separation and Distribution Agreement or any of the ancillary agreements; or

•	any untrue statement of a material fact or material omission in the initial public offering prospectus or any similar documents relating to eCOST.com’s initial public offering or the distribution to our stockholders.

We indemnify eCOST.com and its representatives and affiliates from any and all losses suffered by eCOST.com and its representatives or affiliates arising out of or related to any of the following:

•	our failure to pay, perform or discharge in due course our liabilities that are not assumed by eCOST.com in connection with the distribution or separation;

•	the operation of our business or liabilities relating to our business, other than the eCOST.com business; or

•	our failure to comply with the terms of the Master Separation and Distribution Agreement or any of the other agreements between us and eCOST.com entered into in connection with the separation and the distribution.

Any rights to indemnification for tax liabilities are governed solely by the Tax Allocation and Indemnification Agreement.

Access to Information. Under the Master Separation and Distribution Agreement, we and eCOST.com are obligated to provide each other access to information as follows:

•	subject to applicable confidentiality obligations and other restrictions, we will give each other any information within each other’s possession that the requesting party reasonably needs to comply with requirements imposed on the requesting party by a governmental authority, for use in any proceeding or to satisfy audit, accounting or similar requirements, or to comply with its obligations under the Master Separation and Distribution Agreement or any ancillary agreement;

•	for so long as we are required to consolidate our results of operation and financial position or account for our investment in eCOST.com on the equity method of accounting, eCOST.com will provide us, at no charge, all financial and other data and information that we determine necessary or advisable in order to prepare our financial statements and reports or filings with any governmental authority, including copies of all quarterly and annual financial information and other reports and documents eCOST.com intends to file with the SEC prior to such filings (as well as final copies upon filing), and copies of eCOST.com’s budgets and financial projections;

•	we will use reasonable efforts to make available to each other our past and present directors, officers, other employees and agents as witnesses in any legal, administrative or other proceedings in which the other party may become involved;

•	the company providing information, consultant or witness services under the Master Separation and Distribution Agreement will be entitled to reimbursement from the other for reasonable expenses incurred in providing this assistance;

•	eCOST.com will have access to documents and objects relating to our business that are contained within PC Mall’s records; and

•	we each agree to hold in strict confidence all information concerning or belonging to the other party.

Termination. The Master Separation and Distribution Agreement may be terminated by the mutual consent of eCOST.com and us.

Expenses. In general, we and eCOST.com are each responsible for our own costs (including all associated third-party costs) incurred in connection with the transactions contemplated by the Master Separation and Distribution Agreement. However, eCOST.com paid all costs and expenses relating to its initial public offering, including the underwriting discounts and all financial, legal, accounting and other expenses. Each party bears its own costs (including all associated third-party costs) and expenses relating to the distribution.

Tax Allocation and Indemnification Agreement

We entered into a Tax Allocation and Indemnification Agreement, which governs the respective rights, responsibilities, and obligations of PC Mall and eCOST.com after eCOST.com’s initial public offering with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

In general, under the Tax Allocation and Indemnification Agreement:

•	PC Mall is responsible for any U.S. federal, state or local income taxes that are determined on a consolidated, combined or unitary basis on a return that includes PC Mall (and/or one or more of its subsidiaries), on the one hand, and eCOST.com (and/or one or more of its subsidiaries), on the other hand. However, in the event that eCOST.com or one of its subsidiaries are included in such a return for a period (or portion thereof) beginning after the date of its initial public offering, eCOST.com is responsible for its portion of the income tax liability in respect of the period as if eCOST.com and its subsidiaries had filed a separate tax return that included only eCOST.com and its subsidiaries for that period (or portion thereof);

•	PC Mall is responsible for any U.S. federal, state or local income taxes due with respect to returns that include only PC Mall and/or its subsidiaries (excluding us and our subsidiaries), and eCOST.com is responsible for any U.S. federal, state or local income taxes due with respect to returns that include only eCOST.com and/or its subsidiaries;

•	PC Mall is responsible for any foreign income taxes of PC Mall and its subsidiaries (excluding eCOST.com and its subsidiaries), and eCOST.com is responsible for any foreign income taxes of eCOST.com and its subsidiaries; and

•	We are responsible for any non-income taxes attributable to our own business for any period. eCOST.com is responsible for any non-income taxes attributable to its own business for any period.

The Tax Allocation and Indemnification Agreement assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations or similar proceedings. In addition, the Tax Allocation and Indemnification Agreement provides for cooperation and information sharing with respect to tax matters. Finally, the Tax Allocation and Indemnification Agreement provides that all tax refunds for periods in which eCOST.com is included in the PC Mall consolidated, combined or unitary group shall be paid to us, including tax refunds attributable to taxes which eCOST.com initially paid.

Preservation of the Tax-Free Status of the Distribution. PC Mall and eCOST.com intend that the contribution of assets by us to eCOST.com and the distribution, taken together, will qualify as a reorganization pursuant to which no gain or loss is recognized by PC Mall or its stockholders for federal income tax purposes under Sections 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code. We received an opinion from our tax counsel to such effect. In either case, eCOST.com made certain representations regarding its company and business and we made certain representations regarding us and our business. eCOST.com is subject to certain restrictions for a three year period after the distribution that are intended to preserve the tax-free status of the contribution and the distribution. eCOST.com may take a certain action or certain actions otherwise prohibited by these covenants if, prior to taking any such action, it has obtained (and provided to us) a written opinion of tax counsel reasonably acceptable to us, or a ruling from the Internal Revenue Service, that such action or actions would not jeopardize the tax-free status of the contribution and the distribution. These covenants include restrictions on eCOST.com’s ability to:

•	engage in certain stock issuance transactions that, when combined with the shares issued in its initial public offering, comprise 40% of its stock;

•	merge or consolidate with another corporation;

•	liquidate or partially liquidate;

•	sell or transfer all or substantially all of its assets;

•	redeem or repurchase its stock (except in certain limited circumstances); or

•	take any other action which could reasonably be expected to cause Section 355(e) to apply to the distribution.

Indemnification for Tax Liability. eCOST.com will indemnify us and our affiliates against any and all tax-related liabilities incurred that relate to the contribution and the distribution to the extent caused by eCOST.com’s act or failure to act after the distribution, or as a result of our breach of a representation or a covenant relating to an act or an omission by eCOST.com that occurs after the distribution, in a manner that causes the distribution to fail to qualify under Section 355 of the Internal

Revenue Code or from the application of Section 355(e) of the Internal Revenue Code. PC Mall and its affiliates indemnify eCOST.com against any and all tax-related liabilities incurred that relate to the contribution and the distribution to the extent caused by our act or failure to act before or after the distribution, or as a result of their breach of a representation or a covenant in a manner that causes the contribution and the distribution, taken together, to fail to qualify as a reorganization under Sections 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code or from the application of Section 355(e) of the Internal Revenue Code. These liabilities include the substantial tax-related liability that would result if the contribution and the distribution failed to qualify as a tax-free reorganization in which all members of the consolidated, unitary or combined group of PC Mall would have joint and several liability.

Employee Benefit Matters Agreement

We entered into an Employee Benefit Matters Agreement with eCOST.com which allocates to it some of the assets, liabilities and responsibilities relating to its current and former employees. The agreement provides for eCOST.com’s employees’ continued participation in some of the benefit plans that we sponsor, at eCOST.com’s cost.

Pursuant to the Employee Benefit Matters Agreement, all PC Mall stock options that were outstanding on the record date for the distribution and that had not been exercised prior to the distribution date were converted into two stock options: (1) an option to purchase the number of previously unexercised PC Mall stock options as of the record date, and (2) an option to purchase a number of shares of eCOST.com common stock equal to the number of previously unexercised PC Mall stock options times a fraction, the numerator of which is the total number of shares of our common stock distributed to PC Mall stockholders in the distribution and the denominator of which is the total number of PC Mall shares outstanding on the record date for the distribution. Any outstanding warrants to purchase PC Mall common stock were similarly adjusted under the terms of the Master Separation and Distribution Agreement.

eCOST.com and PC Mall also agreed that, without the other’s consent, for a period of two years following eCOST.com’s initial public offering, neither party nor its affiliates will solicit or hire any employee of the other party who was employed by the other party or its affiliates within six months prior to such solicitation or hiring.

Administrative Services Agreement

We entered into an Administrative Services Agreement with eCOST.com to provide it with certain general and administrative services, including but not limited to, the following:

•	general accounting and finance services;

•	tax services;

•	human resources administration;

•	record maintenance;

•	credit card processing; and

•	database management.

As consideration for the services, eCOST.com paid us a monthly fee of $101,600. The agreement has a term of one year, but either party may terminate the agreement earlier by providing the other party 90 days prior written notice of such termination. PC Mall has the right, in its sole discretion, to subcontract its rights and responsibilities under the agreement.

This Administrative Services Agreement was amended in March 2005. The amendment reduced the scope of the services covered by the agreement and the monthly service charges to $19,000, effective as of the date of the distribution. Under the amended agreement, services consist of:

•	payroll administration;

•	tax return preparation;

•	human resources administration;

•	product information management;

•	catalog advertising production services; and

•	accounting and finance services necessary for the preparation of eCOST.com financial statements for periods through the date of the distribution.

Product Sales, Inventory Management and Order Fulfillment Agreement

We entered into a Product Sales, Inventory Management and Order Fulfillment Agreement to provide eCOST.com with product sales, inventory management and order fulfillment services at the same levels we historically provided to eCOST.com. Under the agreement, we provided the following services:

•	purchasing services, including purchasing for our own account inventory to meet the projected sales requirements eCOST.com provides to us;

•	inventory management, including receiving, processing and analyzing data, maintaining sufficient inventory, packing materials, warehouse facilities, equipment, employees, vendor relationships and information technology to monitor, maintain, receive, inspect, record, manage, track and access efficiently the receipt and processing of inventory; and

•	order fulfillment, including picking, packing, shipping tracking and processing returns.

As consideration for such services, eCOST.com paid us the following fees:

•	$4.00 fulfillment charge per shipment;

•	shipping expenses at cost;

•	a restocking fee of 10% of cost; and

•	a monthly inventory management fee of $9,700.

Pursuant to the terms of the agreement, the cost for products was net of any discounts, incentives or vendor consideration obtained by us in amounts determined consistent with past practices. We have the right to demand that eCOST.com purchase all or any portion of excess inventory acquired based on its inventory requirement projections at the end of each sales season. The agreement terminated pursuant to its terms upon the consummation of the distribution.

In March 2005, we entered into an Inventory Location Agreement with eCOST.com pursuant to which we delivered to eCOST.com, and eCOST.com housed at its new distribution facility, certain inventory from time to time to facilitate purchases of inventory under the Product Sales, Inventory Management and Order Fulfillment Agreement. The Inventory Location Agreement was amended in April 2005 to clarify that as of April 7, 2005, all inventory delivered by us to eCOST.com’s facility during the term was done so at eCOST.com’s request. Consistent with the terms of the Product Sales, Inventory Management and Order Fulfillment Agreement, eCOST.com agreed to purchase such inventory at our request, and they agreed to make payment for certain inventory within two business days after such request. This agreement terminated according to its terms upon the distribution.

Information Technology Systems Usage and Services Agreement

We entered into a Information Technology Systems Usage and Services Agreement to provide eCOST.com with usage of telecommunications systems and hardware and software systems, information technology services and related support services, including maintaining eCOST.com’s management information and reporting systems and hosting its website. As consideration for the services and the usage of the hardware and software systems, eCOST.com pays a monthly fee of $40,000 and provides reimbursement for actual telecommunications systems usage charges. Further, we expect to charge eCOST.com approximately an additional $20,000 per month for the use of equipment requested by eCOST.com under the agreement. The agreement has a term of two years, but either party may terminate the agreement earlier by providing the other party 180 days prior written notice of such termination.

License Agreements

We have entered into two software license agreements to govern the respective rights, responsibilities, and obligations of eCOST.com and us in connection with certain technology and software eCOST.com licenses from us. eCOST.com paid a one time license fee of $50,000 for one of the software license agreements. The licenses are non-exclusive, non-transferable, non-sublicensable, perpetual, royalty-free licenses for eCOST.com to continue to use the technology and software in a manner substantially similar to its uses prior to the closing of its initial public offering as well as reproduce, prepare derivative works of, modify and use as reasonably necessary to operate its website. The technology and software is licensed on an “as is” basis.

Sublease Agreement

In January 2003, we entered into a Sublease Agreement for approximately 7,800 square feet of office space located at our corporate headquarters in Torrance, California. Prior to eCOST.com’s initial public offering, eCOST.com paid us monthly base rent of $6,472, adjusted periodically based on rent changes in the master lease and upon changes in the amount of space eCOST.com may occupy from time to time. eCOST.com was also responsible for additional rent, which included its proportionate share of all common area maintenance, including but not limited to amortization of leasehold improvements, real estate taxes, telecommunications systems and hardware and software systems expenses and other operating expenses. In 2004, eCOST.com paid us approximately $1,717,000 for these expenses. The sublease terminates in September 2007.

Prior to the closing of eCOST.com’s initial public offering, we amended and restated the Sublease Agreement to adjust for increases in square footage and base monthly rent over time as shown in the following table:

Dates	Square Feet	Base Rent
Through September 2004	9,900	$8,217

October 2004–December 2004	10,000	$8,300

January 2005–December 2005	11,000	$9,130

January 2006–September 2007	14,300	$11,869

eCOST.com’s use of certain items such as telecommunications systems and hardware and software systems, which were previously included in the additional rent figure under the existing Sublease Agreement, are provided under our Information Technology Systems Usage and Services Agreement.

Registration Rights Agreement

eCOST.com entered into a registration rights agreement with us pursuant to which it granted us the right, in certain circumstances, to require registration of shares of eCOST.com’s common stock held by us. The registration rights granted under the agreement terminated pursuant to its terms upon the consummation of the distribution.

Registration Rights Agreement with Frank F. Khulusi

Frank F. Khulusi has the right, in certain circumstances, to require registration of shares of eCOST.com’s common stock that are held by Mr. Khulusi.

Product Sales Agreement

In April 2005, we entered into a Product Sales Agreement, pursuant to which we continue to sell certain products to eCOST.com for a transition period of up to 90 days after the distribution. Products are sold at a negotiated price, except in the case of certain refurbished products pursuant to which we have the right to require eCOST.com to purchase any products for which they have issued a purchase order at our cost.

Historical Agreements

Since eCOST.com’s inception, we have provided it various services, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, information systems operation and administration, advertising services, and use of office space. We have historically allocated and charged eCOST.com a portion of our overhead costs in consideration for these services based upon several factors including net sales, net cost of goods sold, square footage, systems utilization, headcount and other factors. In January 2003, we formalized our arrangements by entering into agreements that provided for substantially the same services that were provided eCOST.com prior to that time. The agreements discussed above in this “Certain Relationships and Related Transactions” section replaced each of these historical agreements with eCOST.com.

The following table sets forth the costs that have been allocated and charged by PC Mall to eCOST.com for the services described above for the past fiscal year identified by category as recorded in our statements of operations (in thousands):

Year ended December 31, 2004
Cost of goods sold (including cost of products, shipping and fulfillment)	$151,873

Selling, general and administrative expenses	$2,421

Interest expense	$12

Prior to the completion of eCOST.com’s initial public offering, it declared a dividend of $2.5 million to us, which amount was paid by the non-cash settlement of the capital contribution due from PC Mall outstanding as of the date the initial public offering was completed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for professional services it rendered to us for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those years, was $304,000 in 2003 and $1,710,000 in 2004. The amount in 2004 includes the audit of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal year 2004 and fiscal year 2003 for assurance or related services regarding the performance of its audit or review of our financial statements, other than those reported above under the caption “Audit Fees,” was $1,179,000 and $41,900, respectively. For fiscal year 2004, the fees were related to services performed in connection with audits of eCOST.com in connection with its September 2004 initial public offering. For fiscal year 2003, the fees were related to services performed in connection with audits of eCOST.com and for a license for software relating to accounting research.

Tax Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal year 2004 for professional services rendered for tax compliance, tax advice or tax planning was $18,000. PricewaterhouseCoopers LLP did provide us, or bill us for, any professional services rendered for tax compliance, tax advice or tax planning in 2003.

All Other Fees

PricewaterhouseCoopers LLP did not provide us, or bill us for, any products or services in the last two fiscal years, other than the services performed in connection with the fees reported under the captions “Audit Fees” and “Audit-Related Fees” above.

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

Additionally, our audit committee delegated to its chairman the authority to explicitly pre-approve engagements with our independent auditors, provided that any pre-approval decisions must be reported to our audit committee at its next scheduled meeting. If explicit pre-approval is required for any service, our Chief Financial Officer and our independent auditor must submit a joint request to the audit committee, or its authorized delegate, describing in detail the specific services proposed and the anticipated costs of those services, as well as a statement as to whether and why, in their view, providing those services will be consistent with the SEC’s rules regarding auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed as part of this report:

(a) (1) Consolidated Financial Statements. See Consolidated Financial Statements beginning on page F-1 of our original filing of this Form 10-K.

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (1)

3.1(A)	Certificate of Amendment of Certificate of Incorporation, dated June 1, 2000 (13)

3.1(B)	Certificate of Amendment of Certificate of Incorporation, dated June 19, 2001 (14)

3.1(C)	Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 13, 2002 (16)

3.2	Amended and Restated Bylaws of the Company (13)

10.1	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (17) *

10.2	Employment Agreement dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (1) *

10.4	Employment Agreement dated January 1, 1994, between Creative Computers, Inc. and Dan DeVries (1) *

10.18	Directors’ Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (7) *

10.28	Authorized Apple Dealer U.S. Sales Agreement dated August 29, 1996; Authorized Apple Catalog Reseller Sales Agreement dated August 29, 1996; Dealer Apple Authorized Service Provider Agreement dated August 29, 1996; Apple Corporate Alliance Program Addendum to the Authorized Apple Dealer Sales Agreement dated August 29, 1996 (4)

10.43	Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and Subsidiaries (13)

10.44	Agreement for Wholesale Financing dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and Subsidiaries (13)

10.45	Employment Agreement dated January 20, 2000 between the Company and Kristin M. Rogers (18) *

10.47	First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2003, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant. (16)

10.48	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(19)

10.49	Third Amendment to Loan and Security Agreement, dated March 31, 2003, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant (20)

10.50	Fourth Amendment to Loan and Security Agreement, dated May 3, 2004, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant. (21)

10.51	Wholesale Financing Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated March 17, 2003 (21)

10.52	First Amendment to Wholesale Financing Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated March 12, 2004 (21)

10.53	Second Amendment to Agreement between PC Mall, Inc. and Subsidiaries and GE Commercial Distribution Finance Corporation dated April 12, 2004 (21)

10.54	Employment Agreement between the Company and Rob Newton, dated June 8, 2004 (22)

10.55	Second Amendment to Loan and Security Agreement, dated October 31, 2003, among Congress Financial Corporation (Western), the Registrant and certain subsidiaries of the Registrant. (22)

10.56	Master Separation and Distribution Agreement between PC Mall, Inc. and eCOST.com, Inc. dated September 1, 2004 (23)

10.57	Tax Allocation and Indemnification Agreement between PC Mall, Inc. and eCOST.com, Inc. dated September 1, 2004 (23)

10.58	Employee Benefit Matters Agreement between PC Mall, Inc. and eCOST.com, Inc. dated September 1, 2004 (23)

10.59	Registration Rights Agreement between PC Mall, Inc. and eCOST.com, Inc. dated September 1, 2004 (23)

10.61	Form of Executive Non-Qualified Stock Option Agreement (Full Acceleration upon change in control) (24)

10.62	Form of Executive Non-Qualified Stock Option Agreement (Partial Acceleration upon change in control) (24)

10.63**	Form of Lease Agreement between the Company and Anderson Tully Company, dated September 1, 2003 for the premises located at 4715 E. Shelby Drive, Memphis, TN

10.64**	Form of Lease Agreement between the Company and Canaprev, Inc. dated June 11, 2003 for the premises located at 1100, University, 2nd Floor Montreal (Quebec) Canada.

10.65**	Employment Agreement between the Company and Ted Sanders, effective March 22, 2005 (25) *

10.66**	Summary of Executive Salary and Bonus Arrangements *

10.67**	Summary of Director Compensation Arrangements *

10.68**	Summary of Executive Bonus Plan *

10.69**	Amendment to Employment Agreement between the Company and Rob Newton, dated March 22, 2005 (25) *

10.70**	Addendum to Lease Agreement between the Company and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004

21.1**	Subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	eCOST.com, Inc. Form 10-K for the year ended December 31, 2004

*	The referenced exhibit is a compensatory contract, plan or arrangement.
**	Previously filed with the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (33-89572) declared effective on April 4, 1995.
(2)	Intentionally omitted.
(3)	Intentionally omitted.
(4)	Incorporated by reference to our 1996 Form 10-K, filed with the SEC on March 31, 1997.
(5)	Intentionally omitted.
(6)	Intentionally omitted.
(7)	Incorporated by reference to our Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 16, 1999.
(8)	Intentionally omitted.
(9)	Intentionally omitted.
(10)	Intentionally omitted.
(11)	Intentionally omitted.
(12)	Intentionally omitted.
(13)	Incorporated by reference to our Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2000, filed with the SEC on March 30, 2001.
(14)	Incorporated by reference to our Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.
(15)	Intentionally omitted.
(16)	Incorporated by reference to our Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002.
(17)	Incorporated by reference to our Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the SEC on June 24, 2002
(18)	Incorporated by reference to our Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2001, filed with the SEC on April 1, 2002.
(19)	Incorporated by reference to our Annual Report on Form 10-K, File Number 0-25790, for the year ended December 31, 2002, filed with the SEC on March 31, 2003.
(20)	Incorporated by reference to our Annual Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003.
(21)	Incorporated by reference to our Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 12, 2004.
(22)	Incorporated by reference to our Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 4, 2004.
(23)	Incorporated by reference to our Report on Form 8-K, filed with the SEC on September 8, 2004.
(24)	Incorporated by reference to our Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 15, 2004.
(25)	Incorporated by reference to our Report on Form 8-K filed with the SEC on March 25, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC MALL, INC.

Date: May 2, 2005	By:	/s/ FRANK F. KHULUSI
Frank F. Khulusi
Chairman of the Board, President and Chief Executive Officer

PC MALL, INC.

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)