Form 10-Q
period 2005-03-31
PC MALL INC
filed 2005-05-10
CIK 937941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

There were 11,598,041 outstanding shares of common stock at May 9, 2005.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC MALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$11,805	$15,090
Short-term investments	4,875	7,000
Accounts receivable, net of allowance for doubtful accounts	90,357	94,432
Inventories, net	71,276	80,651
Prepaid expenses and other current assets	7,034	6,489
Deferred income taxes	4,087	4,087
Total current assets	189,434	207,749

Property and equipment, net	10,876	9,393
Goodwill	1,405	1,405
Deferred income taxes	15,130	12,162
Other assets	1,264	1,210
Total assets	$218,109	$231,919

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,589	$69,526
Accrued expenses and other current liabilities	22,710	22,632
Deferred revenue	12,410	12,276
Line of credit	43,201	49,027
Notes payable - current	500	500
Total current liabilities	144,410	153,961
Notes payable	2,625	2,750
Total liabilities	147,035	156,711

Minority interest	3,960	4,297

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,892,241 and 11,851,115 shares issued and 11,598,041 and 11,556,915 shares outstanding, respectively	12	12
Additional paid-in capital	99,473	99,172
Deferred stock-based compensation	(1,208)	(1,333)
Treasury stock at cost; 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	142	198
Accumulated deficit	(30,290)	(26,123)
Total stockholders’ equity	67,114	70,911
Total liabilities and stockholders’ equity	$218,109	$231,919

See notes to condensed consolidated financial statements

PC MALL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$293,688	$278,123
Cost of goods sold	262,143	242,866
Gross profit	31,545	35,257
Sellling, general and administrative expenses:
Selling, general and administrative expenses	31,327	26,972
Non-cash stock-based compensation expenses	169	69
Total selling, general and administrative expenses	31,496	27,041
Advertising expenses	6,780	7,594
Income (loss) from operations	(6,731)	622
Interest expense, net	606	401
Income (loss) before income taxes	(7,337)	221
Income tax provision (benefit)	(2,833)	85
Minority interest, net of tax	337	-
Net income (loss)	$(4,167)	$136

Earnings (loss) per share:
Basic	$(0.36)	$0.01
Diluted	$(0.36)	$0.01

Weighted average shares outstanding:
Basic	11,569	10,891
Diluted	11,569	12,089

See notes to condensed consolidated financial statements.

PC MALL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in-Capital	Deferred Stock-Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Outstanding	Amount ($)
Balance at December 31, 2004	11,557	$ 12	$ 99,172	$ (1,333)	$ (1,015)	$ 198	$ (26,123)	$ 70,911
Stock option exercises, including related income tax benefit	41	-	301	-	-	-		301
Amortization of deferred stock-based compensation	-	-	-	125	-	-	-	125
Subtotal	-	-	-	-	-	-	-	71,337
Net income	-	-	-	-	-	-	(4,167)	(4,167)
Translation adjustment	-	-	-	-	-	(56)	-	(56)
Comprehensive income	-	-	-	-	-	-	-	(4,223)
Balance at March 31, 2005	11,598	$ 12	$ 99,473	$ (1,208)	$ (1,015)	$ 142	$ (30,290)	$ 67,114

See notes to condensed consolidated financial statements.

PC MALL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$(4,167)	$136
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,042	770
Provision (benefit) for deferred income taxes	(2,833)	85
Non-cash stock-based compensation	169	69
Gain on sale of fixed assets	-	2
Minority interest	(337)	-

Changes in operating assets and liabilities:
Accounts receivable	4,075	(6,184)
Inventories	9,375	11,598
Prepaid expenses and other current assets	(545)	(366)
Other assets	(122)	25
Accounts payable	(7,441)	(5,783)
Accrued expenses and other current liabilities	(503)	(1,111)
Deferred revenue	134	(646)
Total adjustments	3,014	(1,541)

Net cash used in operating activities	(1,153)	(1,405)

Cash flows from investing activities:
Purchase of property and equipment	(1,919)	(833)
Sale of short-term investments	2,125	-
Net cash provided by/(used in) investing activities	206	(833)

Cash flows from financing activities:
Payments for deferred financing costs	-	(25)
Increase/(decrease) in book overdraft	3,504	(1)
Payments under notes payable	(125)	(250)
Net (payments)/borrowings under line of credit	(5,826)	455
Proceeds from stock issued under stock option plans	165	264
Net cash (used in)/provided by financing activities	(2,282)	443

Effect of foreign currency on cash flow	(56)	(1)

Net decrease in cash and cash equivalents	(3,285)	(1,796)
Cash and cash equivalents:
Beginning of period	15,090	7,819
End of period	$11,805	$6,023

See notes to condensed consolidated financial statements.

PC MALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   Basis of Presentation

The consolidated interim financial statements include the accounts of PC Mall, Inc., a Delaware corporation (formerly IdeaMall, Inc. and Creative Computers, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”) and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting solely of normal recurring items necessary for a fair statement of the financial position of the Company at March 31, 2005 and December 31, 2004 and the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Stock Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. Accordingly, the Company does not record compensation expense on issuance of stock options to employees as all options issued to employees to date were granted at the then-current market value at the date of grant, except for the option grant in March 2004 by the Company's subsidiary eCost.com, Inc. ("eCost.com") as discussed in Note 5.

SFAS 123 Pro Forma Information

The Company accounts for its stock option plans under APB 25. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts in the following table (in thousands, except per share data).

	Three months ended March
	2005	2004
Net income (loss) (as reported)	$(4,167)	$136
Less compensation expense as determined under SFAS 123, net of related taxes:
PC Mall	(477)	(402)
eCOST.com	(305)	-

Add stock-based employee compensation expense included in reported net income, net of related taxes:
PC Mall	-	43
eCOST.com	62	-
Net loss (pro forma)	$(4,887)	$(223)

Basic net income (loss) per share (as reported)	(0.36)	0.01
Basic net income (loss) per share (pro forma)	(0.42)	(0.02)

Diluted net income (loss) per share (as reported)	(0.36)	0.01
Diluted net income (loss) per share (pro forma)	(0.42)	(0.02)

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model. For PC Mall, the following weighted average assumptions were used:

	Three months ended March 31,
	2005	2004
Risk free interest rates	4.16%	3.81%
Expected dividend yield	none	none
Expected lives	5 yrs	7 yrs
Expected volatility	105%	116%

The weighted average grant date fair values of options granted under the Plans for the three months ended March 31, 2005 and 2004 were $9.45 and $13.59, respectively.

For eCOST.com, the following weighted average assumptions were used:

	Three months ended March 31,
	2005	2004
Risk free interest rates	3.99%	3.81%
Expected dividend yield	none	none
Expected lives	7 yrs	7 yrs
Expected volatility	100%	116%

In June 2003, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five-year term, which vested monthly over a one year period from the date of grant. The Company valued the warrant at fair value based on a Black-Scholes fair value calculation. The warrant was valued at the date of grant and was re-measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the warrant. The Company recorded an expense of approximately $0.1 million in connection with the issuance of this warrant for the three months ended March 31, 2004. The warrant is still outstanding at March 31, 2005.

In October 2004, the Company issued options to purchase 45,000 shares of the Company's common stock under its 1994 Plan to a public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. The option vested as to 7,500 shares on the date of the grant, and the remaining shares vest quarterly over a one-year period from the date of grant. The accounting treatment for this option is substantially the same as that for the warrant described above. The Company recorded an expense of $0.3 million in connection with the issuance of this option in the fourth quarter of 2004 and additional expense of less than $0.1 million for the three months ended March 31, 2005

Reclassifications

Certain reclassifications have been made to the 2004 financial statement amounts to conform to the 2005 presentation.

2.   Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and the Company is currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of FAS 123R such that the effective date of the new standard for the Company's financial statements is the first fiscal quarter of 2006.

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

	Three months ended March 31,
	2005	2004
Net income (loss)	$(4,167)	$136

Weighted average shares - Basic	11,569	10,891
Effect of dilutive stock options and warrants (a)	-	1,198
Weighted average shares - Diluted	11,569	12,089

Earnings (loss) per share - Basic	$(0.36)	$0.01
Earnings (loss) per share - Diluted	$(0.36)	$0.01

(a)  Potential common shares of 794,635 and 0 for the three months ended March 31, 2005 and 2004, respectively, have been excluded from the earnings per share computations because the effect of their inclusion would be anti-dilutive.

4.   Segment Information

The Company operates in three reportable segments: (1) a rapid response supplier of technology solutions for business, government and educational institutions, as well as consumers, comprised of corporate, public sector, inbound catalog and other sales, collectively referred to as the "Core Business"; (2) a multi-category online discount retailer of new, refurbished and close-out products under the eCOST.com brand; and (3) an online retailer of computer components and other consumer products, as well as an online marketplace including auctions under the OnSale.com brand. The Company allocates resources to and evaluates the performance of its segments based on operating income. Corporate expenses are included in the Company's measure of segment operating income for management reporting purposes.

Summarized segment information for continuing operations for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

Three months ended March 31, 2005	Core Business	eCOST.com	OnSale	Consolidated
Net sales	$236,932	$55,313	$1,443	$293,688
Gross profit	26,719	4,777	49	31,545
Lossfrom operations	(3,298)	(2,869)	(564)	(6,731)
Total assets	194,299	22,920	890	218,109

Three months ended March 31, 2004	Core Business	eCOST.com	OnSale	Consolidated
Net sales	$239,790	$38,325	$8	$278,123
Gross profit	31,200	4,049	8	35,257
Income (loss) from operations	1,207	(273)	(312)	622
Total assets	174,766	7,426	884	183,076

 5.   eCOST.com, Inc. Initial Public Offering

On September 1, 2004, the Company’s eCOST.com subsidiary completed the sale of 3,465,000 shares of its common stock for aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million. eCOST.com incurred approximately $2.0 million of offering expenses in connection with the offering. No offering expenses were paid directly or indirectly to any of its directors or officers (or their associates) or persons owning ten percent or more of any class of the Company's equity securities or to any other affiliates. eCOST.com’s net proceeds of the offering after deducting its offering expenses was $16.7 million. In connection with the IPO, eCOST.com paid a dividend of $2.5 million to PC Mall, Inc. through a non-cash settlement of the capital contribution due from PC Mall, Inc. outstanding at the completion of the IPO. Following the IPO, the Company owned 80.2% of the outstanding common stock of eCOST.com.

The Company recorded a minority interest liability of $4.5 million representing the 19.8% interest in eCOST.com's stockholders' equity immediately following the IPO. The liability was offset by a corresponding reduction of additional paid-in-capital. Further, this liability was reduced by the 19.8% portion of eCOST.com’s net loss between the completion of the IPO date and the end of the first quarter of 2005. As of March 31, 2005, the minority interest liability totaled $4.0 million.

See Footnote 7 for further discussion of the eCOST.com distribution.

6.   Other Contingency

On July 12, 2004, the Company’s eCOST.com subsidiary received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to the subsidiary. On July 15, 2004, eCOST.com received a follow-up letter from MercExchange specifying which of eCOST.com's technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST.com is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which makes the scope of the claims of those patents uncertain.  In the July 15 letter, MercExchange also advised eCOST.com that it has a number of applications pending for additional patents. Each of the patents identified by MercExchange contains numerous claims, eCOST.com has not yet had the opportunity to fully assess the merits of the identified patents or complete its evaluation of the possible impact on its business. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict has been appealed to the United States Court of Appeals for the Federal Circuit.  Based on eCOST.com's investigation of this matter to date, eCOST.com believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect the Company's or eCOST.com's business, financial position, results of operations or cash flows.

 7.   Subsequent Events

On April 11, 2005, the Company completed the spin-off of its subsidiary, eCOST.com, Inc., when it distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of the Company’s common stock to the Company’s stockholders of record as of 5:00 p.m. Eastern time on March 28, 2005, resulting in an aggregate of 14,000,000 shares of eCOST.com common stock being distributed to the Company’s stockholders.

Based on the last sale price for eCOST.com common stock on the NASDAQ National Market on April 11, 2005 of $6.45 per share, the aggregate market value of the shares distributed in the distribution was approximately $90.3 million. The Company expects that the distribution will be tax-free to its stockholders for U.S. federal income tax purposes, except with respect to any cash received in lieu of fractional shares. Prior to the distribution, the Company owned approximately 80.2% of eCOST.com’s outstanding common stock.

Until the completion of the distribution, eCOST.com was one of the Company's majority-owned subsidiaries, and therefore its financial results were consolidated into the Company's financial results. As a result of the distribution, however, eCOST.com is no longer a part of the Company's business operations, and the Company expects the eCOST.com historical operating results up through April 11, 2005 will be presented in the Company's financial results as a discontinued operation beginning in the second quarter of 2005.

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

We operate in three reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions, as well as individual consumers, collectively referred to as the "core business" 2) a multi-category online direct retailer of new, refurbished and close-out products under the eCOST.com brand and 3) an online retailer of computer components and other consumer products, as well as an online marketplace including auctions under the OnSale.com brand. We allocate resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Management regularly reviews our performance using a variety of financial and non-financial metrics including sales, shipments, average order size, gross margin, co-op advertising revenues, advertising expense, personnel costs, account executive productivity, accounts receivables aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

We plan to continue to focus efforts investing in the training and retention of, and tools provided to our outbound sales force. This strategy is expected to result in increased expenses associated with the infrastructure and training necessary to achieve those goals, which could have an impact on profitability in the near term.

In 2003, we established a Canadian call center in Montreal, serving the U.S. market. We believe that the Canadian call center allows us to access an abundant, educated labor pool and benefit from a government labor subsidy that extends through approximately the end of 2007. During the period through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program. We have accrued a total of $3.3 million of these credits as of March 31, 2005. In April 2005, we received $0.4 million from the Canadian government, representing full payment of our 2003 claim. We are currently preparing our 2004 claim, which totals $2.3 million, and expect to receive payment under this claim in the latter half of 2005.

In June 2002, we formed OnSale, Inc. as a wholly-owned subsidiary. We acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002. In October 2003, we formally launched OnSale.com, which today is focused on selling computer components and other consumer products, and also offers an online marketplace, including auctions. As of March 31, 2005, we have invested approximately $1.2 million in capital expenditures and software development costs in connection with our OnSale.com business.

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

Gross profit consists of net sales, less product costs, and outbound and inbound shipping costs, and offset by certain marketing development funds. Marketing development funds are received from manufacturers of products included in our catalogs and websites, as well as co-operative advertising funds ("co-op") on products purchased from manufacturers and vendors.

A substantial portion of our business is dependent on sales of HP products, Apple and Apple-related products, and products of other vendors including Adobe, IBM, Ingram Micro, Microsoft, Sony, and Tech Data. Products manufactured by HP represented 21% of our net sales in the three months ended March 31, 2005. Products manufactured by Apple represented 17% of our net sales in the three months ended March 31, 2005.

On September 1, 2004, our eCOST.com subsidiary completed the sale of 3,465,000 shares of its common stock for aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million. eCOST.com incurred approximately $2.0 million of offering expenses in connection with the offering. No offering expenses were paid directly or indirectly to any of its directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. eCOST.com's net proceeds of the offering after deducting its offering expenses was $16.7 million. In connection with the IPO, eCOST.com paid a dividend of $2.5 million to PC Mall, Inc. through a non-cash settlement of the capital contribution due from PC Mall, Inc. outstanding at the completion of the IPO. Following the IPO, we owned 80.2% of the outstanding common stock of eCOST.com.

We recorded the initial minority interest liability of $4.5 million representing the 19.8% interest in eCOST.com's stockholders' equity immediately following the IPO. The liability was offset by a corresponding reduction of additional paid-in-capital. Further, this liability was reduced by the 19.8% portion of eCOST.com's net loss between the completion of the IPO date and the end of the first quarter of 2005. At March 31, 2005, the minority interest liability totaled $4.0 million.

On April 11, 2005, we completed the spin-off of eCOST.com, Inc. when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record as of 5:00 p.m. Eastern time on March 28, 2005, resulting in an aggregate of 14,000,000 shares of eCOST.com common stock being distributed to our stockholders.

Based on the last sale price for eCOST.com common stock on The NASDAQ National Market on April 11, 2005 of $6.45 per share, the aggregate market value of the shares distributed in the distribution was approximately $90.3 million. We expect that the distribution will be tax-free to our stockholders for U.S. federal income tax purposes, except with respect to any cash received in lieu of fractional shares.

Until the completion of the distribution, eCOST.com was one of our majority-owned subsidiaries, and therefore its financial results were consolidated into our financial results. As a result of the distribution, however, eCOST.com is no longer a part of our business operations, and we expect that eCOST.com's historical operating results up through April 11, 2005 will be presented in our financial results as a discontinued operation beginning in the second quarter of 2005.

In September 2004, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. In March 2005, we amended the Administrative Services Agreement that our subsidiary AF Services, LLC (formerly AF Services, Inc.) entered into with eCOST.com in September 2004, pursuant to which the scope of the services covered by the agreement was reduced and monthly service charges were correspondingly reduced from $101,600 to $19,000, effective as of the date of our spin-off of eCOST.com. For a more detailed discussion of the Master Separation and Distribution Agreement, the Administrative Services Agreement, and the certain other agreements providing for the separation and distribution, you can refer to the information under the heading "Certain Relationships and Related Transactions" in Part III, Item 13 of our 2004 Annual Report on Form 10-K filed with the SEC.

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

Management considers an accounting estimate to be critical if:

-it requires assumptions to be made that were uncertain at the time the estimate was made; and

-changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

 Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”) as a revision to Staff Accounting Bulletin No. 101 (“SAB 101”). While the wording of SAB 104 has revised the original SAB 101, “Revenue Recognition”, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

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

Deferred Advertising Revenue and Costs. We produce and circulate catalogs at various dates throughout the year and receive market development funds and co-op advertising funds from vendors included in each catalog. These funds are recognized based on sales generated over the life of the catalog, which is approximately eight weeks, as an offset to cost of sales in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor".  The costs of developing, producing and circulating each catalog are deferred and charged to advertising expense at the same rate as the co-op revenue based on the life of the catalog. Deferred advertising revenue is included in accrued expenses and other current liabilities, offset by deferred advertising costs, which are included in prepaid expenses and other current assets.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Consolidated net sales for the quarter ended March 31, 2005 were $293.7 million, an increase of $15.6 million, or 6%, over last year's first quarter sales of $278.1 million. Core Business sales for the first quarter of 2005 were $236.9 million, a decrease of $2.9 million, or 1%, over the prior year's first quarter. Commercial sales for the quarter grew 8%, offset by a decline in public sector sales of 7% and a decline in the Core Business consumer sales of 13% for the first quarter of 2005 compared to the prior year's first quarter. The increase in commercial sales is primarily attributable to a 14% increase in commercial account manager headcount. The decrease in public sector sales is primarily the result of a large customer order in the prior year's first quarter that did not reoccur in this year's first quarter. The decline in consumer sales is primarily due to a 16% decline in catalog circulation, constraints in newly announced Apple products, and reduced demand for certain high-value products in what we believe was anticipation of new product releases.

eCOST.com sales for the quarter were $55.3 million, an increase of $17.0 million, or 44% over the prior year's first quarter. The sales increase for eCOST.com was primarily the result of a 22% increase in advertising expenditures and other promotions. New customer additions for eCOST.com during the quarter were 124,000, bringing its overall customer base to 1.2 million, up 53% compared to the overall customer base as of last year's first quarter.  For eCOST.com, sales to business customers assigned to relationship managers increased to 37% of sales.

For the quarter ended March 31, 2005, consolidated sales of HP and Apple products represented 21% and 17% of consolidated net sales, compared to 23% and 19%, respectively, in the prior year's comparable period. OnSale.com sales for the first quarter of 2005 were $1.4 million, up from $0.7 million in the fourth quarter of 2004, its first quarter of telemarketing operations.

Consolidated gross profit was $31.5 million for the three months ended March 31, 2005, a decrease of $3.7 million, or 11%, over the prior year's comparable quarter. For the Core Business, gross profit was $26.7 million, a decrease of $4.5 million, or 14% over the prior year's first quarter gross profit. As a percentage of sales, consolidated gross profit for the three months ended March 31, 2005 was 10.7% versus 12.7% in the prior year's first quarter. For the Core Business, gross profit as a percentage of sales was 11.3% for first quarter of the current year and 13.0% in the prior year's first quarter. The decline in Core Business profit margin is primarily the result of increased promotional activities directed towards consumers, such as freight promotions and mail-in rebates that did not result in a corresponding increase in sales. Further, the Core Business experienced a decline in consideration received from its vendors compared to the prior year's first quarter as a percentage of sales.

For eCOST.com, gross profit for the first quarter of 2005 was $4.8 million, an increase of $0.7 million, or 18% from the prior year's first quarter. eCOST.com gross profit as a percentage of sales for the three months ended March 31, 2005 and 2004 was 8.6% and 10.6%, respectively. The decline in eCOST.com gross profit margin is primarily the result of increased freight expense as a percentage of sales, reflects a higher percentage of sales to business customers that purchased lower margin products, and was impacted by lower consideration received from vendors.

Gross profit for Onsale.com for the first quarter of 2005 was $49 thousand, representing 3.4% of its net sales for the quarter. Gross margin for Onsale.com was impacted by heavy promotional activity and is expected to increase in the future as its sales base grows. Our gross profit percentage may vary from quarter to quarter, depending on the continuation of key vendor support programs, including price protections, rebates and return policies, and based on product mix, pricing strategies, acquisitions, competition and other factors.

Consolidated selling, general, and administrative ("SG&A") expenses were $31.5 million for the three months ended March 31, 2005 representing a total increase of $4.5 million, or 16% from the comparable period in the prior year. SG&A expenses for the quarter ended March 31, 2005 include $0.2 million charge for non-cash stock-based compensation and $0.6 million of costs charges related to the implementation of the Sarbanes-Oxley Act of 2002. As a percent of sales, consolidated SG&A expenses increased to 10.7% in the first quarter of 2005 from 9.7% in the comparable quarter in the prior year. For the Core Business, SG&A expenses in the first quarter of 2005 were $25.3 million, an increase of $1.2 million, or 5%, compared to the first quarter of the prior year. As a percent of sales, SG&A expenses for the Core Business increased to 10.7% compared with 10.0% in the first quarter last year. SG&A for the Core Business increased primarily due to higher personnel costs of $1.0 million, as well as the $0.6 million of Sarbanes-Oxley charges discussed above. As a percentage of sales, increases in personnel costs represented 0.5% of the increase, and the Sarbanes-Oxley charges represented 0.2% of the increase.

For eCOST.com, SG&A expenses in the first quarter of 2005 were $5.6 million, an increase of $3.0 million, or 111%, compared with the first quarter of the prior year. As a percent of sales, SG&A expenses for eCOST.com increased to 10.2% in the first quarter of 2005 compared with 7.0% in the first quarter last year. SG&A expenses for eCOST.com in the first quarter of 2005 increased in dollars and as a percentage of sales primarily due to higher personnel costs of $1.3 million and other expenses related to its growing infrastructure, transition to a stand-alone operation and requirements of a public company.

For OnSale.com, SG&A expenses in the first quarter of 2005 were $0.5 million, an increase of $0.2 million from $0.3 million in the prior year, primarily due to increased staffing. SG&A as a percentage of sales was not meaningful as Onsale is in the early growth stage of its operation.

Consolidated advertising expenses for the first quarter of 2005 were $6.8 million, a decrease of $0.8 million, or 11%, over the prior year's first quarter. For the Core Business, advertising expenses were $4.7 million compared to $5.9 million in the prior year's first quarter, primarily due to a $1.0 million decrease in advertising supporting our inbound catalog business. For eCOST.com, advertising expenses for the first quarter of 2005 were $2.0 million compared to $1.7 million in the comparable period in the prior year, as it expanded its online advertising in an effort to drive new business.

Consolidated net interest expense for the three months ended March 31, 2005 increased to $0.6 million, from $0.4 million in the prior year's comparable quarter. The increase in interest expense resulted from increased daily average borrowings on our line of credit, as well as increases in our borrowing rate.

We recorded an income tax benefit for the quarter ended March 31, 2005 of $2.8 million compared with a tax expense of $0.1 million in the comparable quarter in 2004. We utilized an effective tax rate of 38.6% for the quarter ended March 31, 2005 and 38.5% for the quarter ended March 31, 2004.

We recorded minority interest of $0.3 million, representing the 19.8% minority interest in eCOST.com's loss for the first quarter of 2005.

Net loss was $4.2 million, or $(0.36) per share, for the three months ended March 31, 2005 compared to net income of $0.1 million, or $0.01 per diluted share, for the same period last year.

Liquidity and Capital Resources

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flow from operations. We believe that our current working capital, together with cash flows from operations and available lines of credit, will be adequate to support our current operating plans for at least the next twelve months. If we need extra funds, such as for additional acquisitions or expansion or to fund a significant downturn in sales or an increase in operating expenses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

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

As of March 31, 2005, we had cash and short-term investments of $16.7 million and working capital of $45.0 million. Inventory decreased $9.4 million to $71.3 million from December 31, 2004 as we sold through product accumulated at year-end resulting from strategic buying opportunities. Accounts receivable decreased $4.1 million to $90.4 million from December 31, 2004 as average days sales outstanding decreased from 42 to 41 days. For the three months ended March 31, 2005, capital expenditures were $1.9 million versus $0.8 million for the comparable period last year, primarily due to eCOST.com's build-out of its distribution center. Accounts payable and book overdraft decreased by a total of $3.9 million during the three month period, reflecting lower purchases made during the first quarter of 2005 as compared with the end of 2004, as we aggressively pursued vendor early-pay discounts and continued to sell through our strategic inventory purchases made in the fourth quarter of 2004.

We maintain a $75 million, asset-based revolving credit facility from a lending unit of a large commercial bank (the "line of credit") that commenced in March 2001 and expires in March 2007. The line of credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable and bears interest at the prime rate with a LIBOR option. At March 31, 2005, the prime rate was 5.75%. The line of credit is secured by substantially all of our assets. The line of credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million. In May 2004, the line of credit was amended to provide for a conditional release of eCOST.com's assets in connection with its initial public offering. In September 2004, this release became effective. In February 2005, we terminated a flooring credit facility, which functioned in lieu of a vendor trade payable for inventory purchases and did not bear interest if paid within terms specific to each vendor. We did not draw any substantial amounts on the flooring facility during 2005, 2004 and 2003. At March 31, 2005 and December 31, 2004, we had $43.2 million and $49.0 million of net working capital advances outstanding under the line of credit, respectively, and had no borrowings under the flooring facility at the end of either period. The decrease in borrowings under the line of credit reflects our sell-through of strategic inventory purchases made at the end of 2004. We had $16.1 million available to borrow for working capital advances under the line of credit at March 31, 2005. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts. We were in compliance with our financial covenants under the line of credit at March 31, 2005. In addition to the security interests required by the line of credit, certain of our vendors have security interest in some of our assets related to their products.

In connection with and as a part of the line of credit, we entered into a term note, which matures in September 2011. As of March 31, 2005 we had borrowed $3.5 million under the term note, payable in equal monthly principal payments plus interest at prime and have $3.1 million outstanding under the note. As of March 31, 2005, we have reflected $0.5 million of the principal amount of the term note in current liabilities included as notes payable-current, and $2.6 million of the principal amount is included in non-current liabilities as notes payable, based on the timing of scheduled payments.

eCOST.com maintains an asset-based line of credit of up to $15 million with a financial institution, which is secured by substantially all of the assets of eCOST.com. The credit facility functions as a working capital line of credit with borrowings under the facility limited to a percentage of inventory and accounts receivable. Outstanding amounts under the facility bear interest initially at the prime rate plus 0.25%. Beginning in 2006, outstanding amounts under the facility will bear interest at rates ranging from the prime rate to the prime rate plus 0.5%, depending on eCOST.com's financial results. The prime rate was 5.75% as of March 31, 2005. In connection with the line of credit, eCOST.com entered into a cash management arrangement whereby its operating accounts are swept and used to repay outstanding amounts under the line of credit. The credit facility contains standard terms and conditions customarily found in similar facilities offered to similarly situated borrowers. The credit facility limits eCOST.com's ability to make acquisitions above pre-defined dollar thresholds, requires it to use the proceeds from any future stock issuances to repay outstanding amounts under the facility, and has as its sole financial covenant a minimum tangible net worth requirement. eCOST.com was in compliance with this covenant at March 31, 2005. Borrowing availability is subject to satisfaction of certain standard conditions. Fees under the credit facility include an upfront cash fee, an annual unused line fee of 0.375% of the unused portion of the line and a termination fee ranging from 0.20% to 0.75% depending on the timing of any termination of the facility. The eCOST.com credit facility matures in March 2007. There were no outstanding amounts under the line of credit as of March 31, 2005.

As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. Any launch of a new business venture or any acquisition and the ensuing integration of the operations of the acquired company with those of ours would place additional demands on our management, operating and financial resources.

Inflation

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be so affected by inflation.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of FAS 123R such that the effective date of the new standard for our financial statements is the first fiscal quarter of 2006.

Forward Looking Statements

This Report, including the Management's Discussion and Analysis above, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," and variations of these words and similar expressions to identify forward-looking statements. Such statements include the statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding management's ability to make adjustments to enhance our performance; cash position; expense reductions; sales growth; corporate and public sector sales initiatives; the effect of our reinvestment in our sales force; the impact of our Canadian call center on operating results and the amount and timing of related subsidies; the tax free nature of our distribution of eCOST.com common stock to our stockholders; any need for additional financing and the impact of inflation; and the prospects for our OnSale.com and eCOST.com subsidiaries. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

- we do not have long-term supply agreements or guaranteed price, delivery or payment arrangements with our vendors, and our agreements with our vendors are generally terminable within 30 days;

- our success is dependent in part upon the ability of our vendors to develop and market products that meet the changing requirements of the marketplace and our ability to sell popular products;

- we may not be able to maintain existing or build new vendor relationships, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations;

- our narrow gross margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events;

- we experience variability in our net sales and net income on a quarterly basis;

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

- we may not be able to achieve or maintain profitability and our operating results may be difficult to predict;

- if we fail to accurately predict our inventory risk, our margins may decline as a result of write downs of our inventory due to lower prices obtained from older or obsolete products;

- we may need additional or continued financing from third party investors or our vendors and may not be able to raise or maintain such financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders;

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

- our advertising, marketing and promotional efforts may be costly and may not achieve desired results;

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

- our success is in part dependent on the quality and utilization of the information generated by our management information systems, and it will be necessary for us to upgrade such systems on a regular basis in the future;

- we may not be able to compete successfully against existing or future competitors, which include some of our largest vendors;

- our success is tied to the continued use of the Internet and the adequacy and security of the Internet infrastructure;

- we rely on independent shipping companies to deliver the products we sell and may experience delays or increased costs; and

- if we fail to maintain the adequacy of our internal controls, as such standards are established, modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.

The list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2004 and, with respect to our eCOST.com subsidiary, in its Annual Report on Form 10-K for the year ended December 31, 2004. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and long-term debt. At March 31, 2005, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

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

It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, we did not have significant overall currency exposure as of March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

We previously reported in Item 9A - "Controls and Procedures" in our 2004 Annual Report on Form 10-K a material weakness in internal control over financial reporting due to inadequate management review of a software service advisor agreement to ensure that all terms of the agreement were recorded in the correct accounting period . In response to the material weakness, we have instituted additional control procedures to require management review of any new or renewal software service advisor agreements. Based on the forgoing, our management has concluded that the material weakness has been remediated, and that our disclosure and internal controls and procedures are now effective.

Except for the controls and procedures implemented to remediate the material weakness that existed as of December 31, 2004, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 1996, we announced a plan to repurchase up to 1,000,000 shares of our common stock. The shares will be repurchased from time to time at prevailing market prices through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time we determine additional purchases are not warranted. We did not purchase any shares of our common stock during the three month period ended March 31, 2005. As of March 31, 2005, we have repurchased a total of 294,200 shares of our common stock, of which 254,200 shares were repurchased under the program, and 40,000 shares were purchased in a private transaction.

ITEM 6.   EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Employment Agreement between the Registrant and Ted Sanders, effective March 22, 2005 (incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 25, 2005)
10.2*	Summary of Executive Bonus Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2005)
10.3*	Amendment to Employment Agreement between the Registrant and Rob Newton, dated March 22, 2005 (incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 25, 2005)

 * The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	PC MALL, INC.

	By:	/s/ Ted Sanders Ted Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Employment Agreement between the Registrant and Ted Sanders, effective March 22, 2005 (incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 25, 2005)
10.2*	Summary of Executive Bonus Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2005)
10.3*	Amendment to Employment Agreement between the Registrant and Rob Newton, dated March 22, 2005 (incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 25, 2005)

* The referenced exhibit is a compensatory contract, plan or arrangement.