Form 10-Q/A
period 2005-03-31
PC MALL INC
filed 2005-07-18
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

(Amendment No. 1)

 [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes [X]  No [  ]

There were 11,598,041 outstanding shares of common stock at May 9, 2005.

PC MALL, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to PC Mall, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed to correct the certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1, and to correct the certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2. The Exhibits 31.1 and 31.2 originally filed inadvertently omitted reference to PC Mall’s internal control over financial reporting.

PC MALL, INC.

TABLE OF CONTENTS

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

SIGNATURE

PC MALL, INC.

PART II-OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1*†	Employment Agreement between the Registrant and Ted Sanders, effective March 22, 2005 (incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 25, 2005)
10.2*†	Summary of Executive Bonus Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2005)
10.3*†

Amendment to Employment Agreement between the Registrant and Rob Newton, dated March 22, 2005 (incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 25, 2005)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

* The referenced exhibit is a compensatory contract, plan or arrangement.

† Previously filed.

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: July 15, 2005	By:	/s/ Theodore R. Sanders Theodore R. Sanders Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1*†	Employment Agreement between the Registrant and Ted Sanders, effective March 22, 2005 (incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 25, 2005)
10.2*†	Summary of Executive Bonus Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2005)
10.3*†

Amendment to Employment Agreement between the Registrant and Rob Newton, dated March 22, 2005 (incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 25, 2005)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

* The referenced exhibit is a compensatory contract, plan or arrangement.

† Previously filed.