Form 10-Q
period 2005-06-30
PC MALL INC
filed 2005-08-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

As of August 5, 2005, the registrant had 11,996,378 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,947	$6,473
Accounts receivable, net of allowances of $2,918 and $2,846	97,798	92,393
Inventories, net	47,981	78,857
Prepaid expenses and other current assets	6,659	6,226
Deferred income taxes	3,204	3,204
Current assets of discontinued operation	—	20,596

Total current assets	161,589	207,749
Property and equipment, net	8,943	9,051
Goodwill	1,405	1,405
Deferred income taxes	10,097	7,695
Other assets	929	1,087
Non-current assets of discontinued operation	—	4,932

Total assets	$182,963	$231,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,787	$69,114
Accrued expenses and other current liabilities	17,072	20,810
Deferred revenue	11,809	10,262
Line of credit	35,303	49,027
Note payable – current	500	500
Current liabilities of discontinued operation	—	4,248

Total current liabilities	129,471	153,961
Note payable	2,500	2,750

Total liabilities	131,971	156,711

Commitments and Contingencies
Minority interest in discontinued operation	—	4,297
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issue and outstanding	—	—
Common stock, $.001 par value; 30,000,000 shares authorized; 11,975,637 and 11,851,115 shares issued; and 11,681,437 and 11,556,915 shares outstanding, respectively	12	12
Additional paid-in capital	83,378	99,172
Deferred stock-based compensation	—	(1,333)
Treasury stock, at cost: 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	59	198
Accumulated deficit	(31,442)	(26,123)

Total stockholders’ equity	50,992	70,911

Total liabilities and stockholders’ equity	$182,963	$231,919

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$253,170	$231,613	$491,544	$471,412
Cost of goods sold	224,586	201,196	436,193	409,787

Gross profit	28,584	30,417	55,351	61,625
Selling, general and administrative expenses	28,802	29,012	59,728	59,612

Operating profit (loss)	(218)	1,405	(4,377)	2,013
Interest expense, net	674	510	1,328	911

Income (loss) from continuing operations before income taxes	(892)	895	(5,705)	1,102
Income tax expense (benefit)	(339)	341	(2,167)	420

Income (loss) from continuing operations	(553)	554	(3,538)	682
Income (loss) from discontinued operation, net of taxes	(599)	153	(1,781)	161

Net income (loss)	$(1,152)	$707	$(5,319)	$843

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.05	$(0.31)	$0.06
Income (loss) from discontinued operation, net of taxes	(0.05)	0.01	(0.15)	0.02

Net income (loss)	$(0.10)	$0.06	$(0.46)	$0.08

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.05	$(0.31)	$0.06
Income (loss) from discontinued operation, net of taxes	(0.05)	0.01	(0.15)	0.01

Net income (loss)	$(0.10)	$0.06	$(0.46)	$0.07

Weighted average number of common shares outstanding:
Basic	11,619	11,026	11,594	10,959
Diluted	11,619	12,174	11,594	12,128

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in- Capital	Deferred Stock-Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Outstanding	Amount
Balance at December 31, 2004	11,557	$12	$99,172	$(1,333)	$(1,015)	$198	$(26,123)	$70,911
Stock option exercises, including related income tax benefit	124	—	637	—	—	—		637
Amortization of deferred stock- based compensation	—	—	—	125	—	—	—	125
Spin-off of eCOST.com	—	—	(16,431)	1,208	—	—	—	(15,223)

Subtotal	—	—	—	—	—	—	—	(14,461)
Net loss	—	—	—	—	—	—	(5,319)	(5,319)
Translation adjustment	—	—	—	—	—	(139)	—	(139)

Comprehensive loss	—	—	—	—	—	—	—	(5,458)

Balance at June 30, 2005	11,681	$12	$83,378	$—	$(1,015)	$59	$(31,442)	$50,992

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$(5,319)	$843
(Income) loss from discontinued operations, net of taxes	1,781	(161)

Income (loss) from continuing operations	(3,538)	682
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,001	1,976
(Benefit) provision for deferred income taxes	(2,167)	420
Non-cash stock-based compensation	66	90
Gain on sale of fixed assets	(26)	(3)
Change in other operating assets and liabilities:
Accounts receivable	(5,405)	(13,643)
Inventories	30,876	18,272
Prepaid expenses and other current assets	(433)	889
Other assets	26	(1,041)
Accounts payable	(9,589)	(9,462)
Accrued expenses and other current liabilities	(3,580)	(1,183)
Deferred revenue	1,547	(633)

Total adjustments	13,316	(4,318)

Net cash provided by (used in) operating activities	9,778	(3,636)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,826)	(1,598)
Proceeds from sale of property and equipment	93	3

Net cash used in investing activities	(1,733)	(1,595)

Cash Flows From Financing Activities
Borrowings under notes payable	—	2,750
Repayment under notes payable	(250)	(500)
Net (payments) borrowings under line of credit	(13,724)	8,352
Increase (decrease) in book overdraft	5,262	(8,210)
Proceeds from stock issued under stock option plans	280	1,039

Net cash (used in) provided by financing activities	(8,432)	3,431

Effect of foreign currency on cash flow	(139)	(1)

Net decrease in cash and cash equivalents	(526)	(1,801)
Cash and cash equivalents at beginning of the period	6,473	6,675

Cash and cash equivalents at end of the period	$5,947	$4,874

Supplemental Cash Flow Information
Interest paid	$1,338	$1,068
Income taxes paid	80	337

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

PC Mall, Inc., together with its subsidiaries (collectively referred to as “we” or “us”), is a rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force, and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, ClubMac and PC Mall Gov brands, and our worldwide websites: pcmall.com, macmall.com, clubmac.com, pcmallgov.com and onsale.com, and other promotional materials.

On April 11, 2005, we announced the completion of the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc. (“eCOST.com”) when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com is presented as a discontinued operation for all periods presented herein. Our remaining reportable segments are Core Business and OnSale.com. See Note 3 below for more information.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim reporting. In the opinion of management, all adjustments consisting only of normal recurring items which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005, our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the SEC on May 10, 2005, and our Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Reclassifications

Certain reclassifications have been made to the 2004 financial statement amounts to conform to the 2005 presentation.

2.	Summary of Significant Accounting Policies

Stock-Based Compensation

We have adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which amends Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148, we continue to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair-value method had been applied. Accordingly, we do not record compensation expense on issuance of stock options to employees as all options issued to employees to date were granted at the then-current market value at the date of grant.

The following table presents the effect on “Income (loss) from continuing operations” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income (loss) from continuing operations (as reported)	$(553)	$554	$(3,538)	$682
Less stock compensation expense, net of taxes, determined under the fair value based method	(465)	(404)	(917)	(790)
Add stock compensation expense, net of taxes, included in reported income (loss) from continuing operations above	—	—	—	—

Income (loss) from continuing operations (pro forma)	$(1,018)	$150	$(4,455)	$(108)

Basic and diluted earnings (loss) from continuing operations per common share:
Basic and Diluted – as reported	$(0.05)	$0.05	$(0.31)	$0.06
Basic and Diluted – pro forma	(0.09)	0.01	(0.38)	(0.01)

The following table presents the effect on “Net income (loss)” of recognizing stock-based compensation cost as if the fair valued based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) (as reported)	$(1,152)	$707	$(5,319)	$843
Less stock compensation expense, net of taxes, determined under the fair value based method	(465)	(404)	(917)	(790)
Add stock compensation expense, net of taxes, included in reported net income (loss)	15	58	93	58

Net income (loss) (pro forma)	$(1,602)	$361	$(6,143)	$111

Basic and diluted earnings (loss) per common share:
Basic – as reported	$(0.10)	$0.06	$(0.46)	$0.08
Basic – pro forma	(0.14)	0.03	(0.53)	0.01

Diluted – as reported	$(0.10)	$0.06	$(0.46)	$0.07
Diluted – pro forma	(0.14)	0.03	(0.53)	0.01

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk free interest rates	3.77%	3.43%	3.83%	3.47%
Expected dividend yield	None	None	None	None
Expected lives	5 years	7 years	5 years	7 years
Expected volatility	105%	116%	105%	116%
Weighted average grant date fair value	$3.50	$15.51	$4.34	$14.96

In late June 2005, the board of directors approved and we issued stock options under our Amended and Restated 1994 Stock Incentive Plan (“1994 Plan”) to our executive officers and non-employee directors to purchase a total of 225,000 shares of our common stock. The options, which were issued at an exercise price equal to the fair value at the date of grant, have a ten-year term and vest quarterly over a three-year period from the date of grant for the executive officers, and vest quarterly over a two-year period for our non-employee directors.

In October 2004, we issued options to purchase 45,000 shares of our common stock under our 1994 Plan to an investor and public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the options was reduced to $6.12 and the consultant received options to purchase 54,319 shares of eCOST.com common stock in the transaction. 7,500 shares of the options vested on the date of the grant, and the remaining shares vest quarterly over a one-year period from the date of grant. We valued the options at fair value based on a Black-Scholes fair value calculation. The options were valued at the date of grant and are re-measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option. We recorded a cumulative compensation expense through June 30, 2005 of $0.4 million, of which less than $0.1 million related to the three and six months ended June 30, 2005.

In June 2003, we issued a warrant to purchase 30,000 shares of our common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five-year term, which vested monthly over a one year period from the date of grant. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the warrant was reduced to $1.59, and the consulting firm received a warrant to purchase 36,213 shares of eCOST.com common stock in the transaction. We valued the warrant at fair value based on a Black-Scholes fair value calculation. The warrant was valued at the date of grant and was re-measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the warrant. We recorded compensation expense of approximately $21,000 and $0.1 million in connection with the issuance of this warrant for the three and six months ended June 30, 2004, at which time the warrant became fully vested. The warrant is still outstanding at June 30, 2005.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. Under APB 20, a change in accounting principle was recognized as a cumulative effect of accounting change in the income statement of the period of the change. SFAS 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, double freight, rehandling costs and wasted material. SFAS 151 requires that these types of costs be recognized as current period expenses regardless of whether they meet the criteria of “so abnormal” as previously provided in ARB 43. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of SFAS 123R such that the effective date of the new standard for our financial statements is the first fiscal quarter of 2006. We have not yet determined the impact of adopting SFAS 123R on our consolidated results of operations or financial position.

3.	Discontinued Operation

On September 1, 2004, eCOST.com completed the sale of 3,465,000 shares of its common stock for an aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million (the “IPO”). eCOST.com incurred approximately $2.0 million of offering expenses in connection with the offering. In connection with the IPO, eCOST.com paid a dividend of $2.5 million to PC Mall, Inc. through a non-cash settlement of the capital contribution due from PC Mall, Inc. outstanding at the completion of the IPO. Following the IPO, we owned 80.2% of the outstanding common stock of eCOST.com.

On April 11, 2005, we completed the spin-off of eCOST.com, Inc. by distributing our 80.2% ownership interest in eCOST.com to our stockholders. We distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result, we distributed to our stockholders an aggregate of 14,000,000 shares of eCOST.com common stock, which had an aggregate market value of approximately $90.3 million based on the last sale price for eCOST.com common stock on the NASDAQ National Market on April 11, 2005.

The financial results of eCOST.com, which were historically reported as an operating segment, have been excluded from our results from continuing operations for all periods presented herein and have been presented as a discontinued operation. eCOST.com’s revenues, operating and non-operating results for all periods prior to April 12, 2005 are reflected in a single line item entitled “Income (loss) from discontinued operation, net of taxes” on our Consolidated Statements of Operations, and eCOST.com’s assets and liabilities are presented in our Consolidated Balance Sheets in line items entitled “Current assets of discontinued operation,” “Non-current assets of discontinued operation” and “Current liabilities of discontinued operation” as of December 31, 2004. The carrying amounts of major classes of eCOST.com’s assets and liabilities that have been included in such balance sheet line items in our Consolidated Balance Sheet as of December 31, 2004 were as follows (in thousands):

December 31, 2004
Cash and cash equivalents	$8,617
Short-term investments	7,000
Accounts receivable, net	2,039
Inventories	1,794
Other current assets	1,146

Total current assets	20,596
Deferred income taxes	4,467
Other non-current assets	465

Total assets	$25,528

Accrued expenses and other current liabilities	$1,822
Deferred revenue	2,014
Other current liabilities	412

Total current liabilities	$4,248

Included in the total assets of $25.5 million and total current liabilities of $4.2 million is $1.0 million of reclassification adjustments to present eCOST.com financial statements on a stand-alone basis.

The operating results of the discontinued operation of eCOST.com reported in “Income (loss) from discontinued operation, net of taxes” in our Consolidated Statements of Operations through April 11, 2005, the completion date of the spin-off, were as follows (in thousands):

	April 1, 2005 – April 11, 2005	Three Months Ended June 30, 2004	January 1, 2005 – April 11, 2005	Six Months Ended June 30, 2004
Net sales	$4,467	$38,884	$59,781	$77,208

Income (loss) before income taxes	$(728)	$255	$(3,252)	$269
Income tax expense (benefit)	—	102	(1,005)	108
Minority interest	129	—	466	—

Income (loss) from discontinued operation, net of taxes	$(599)	$153	$(1,781)	$161

We entered into a Tax Allocation and Indemnification Agreement with eCOST.com, which governs the respective rights, responsibilities, and obligations of eCOST.com and us after eCOST.com’s IPO with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. In general, under the Tax Allocation and Indemnification Agreement, among others, we are responsible for any U.S. federal, state or local income taxes that are determined on a consolidated, combined or unitary basis on a return that includes us (and/or one or more of our subsidiaries), on the one hand, and eCOST.com (and/or one or more of its subsidiaries), on the other hand. However, in the event that eCOST.com or one of its subsidiaries are included in such a return for a period, or portion thereof, beginning after the date of eCOST.com’s initial public offering, eCOST.com is responsible for its portion of the income tax liability in respect of the period as if eCOST.com and its subsidiaries had filed a separate tax return that included only eCOST.com and its subsidiaries for that period, or portion thereof.

As a result of eCOST.com being included in our consolidated federal income tax return until completion of the spin-off, losses incurred by eCOST.com prior to the spin-off are reduced by any of our profits for 2005. Any remaining unused operating loss allocable to eCOST.com under federal tax law will carry forward to eCOST.com’s separate federal income tax returns and will be available to offset eCOST.com’s operating profits earned as a stand-alone company. Under the Tax Allocation and Indemnification Agreement, eCOST.com is not allocated any remaining unused operating loss under state or local law unless required under applicable state or local law.

4.	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 670,000 and 14,000 for the three months ended June 30, 2005 and 2004 and approximately 719,000 and 771,000 for the six months ended June 30, 2005 and 2004 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income (Loss)	Shares	Per Share Amounts
Three Months Ended June 30, 2005:
Basic EPS
Loss from continuing operations	$(553)	11,619	$(0.05)
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—	—

Diluted EPS
Adjusted loss from continuing operations	$(553)	11,619	$(0.05)

Three Months Ended June 30, 2004:
Basic EPS
Income from continuing operations	$554	11,026	$0.05
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,148	—

Diluted EPS
Adjusted income from continuing operations	$554	12,174	$0.05

Six Months Ended June 30, 2005:
Basic EPS
Loss from continuing operations	$(3,538)	11,594	$(0.31)
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—	—

Diluted EPS
Adjusted loss from continuing operations	$(3,538)	11,594	$(0.31)

Six Months Ended June 30, 2004:
Basic EPS
Income from continuing operations	$682	10,959	$0.06
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,169	—

Diluted EPS
Adjusted income from continuing operations	$682	12,128	$0.06

5.	Comprehensive Income (Loss)

Our total comprehensive income (loss) was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(1,152)	$707	$(5,319)	$843
Other comprehensive loss:
Foreign currency translation adjustments	(83)	—	(139)	(1)

Total comprehensive income (loss)	$(1,235)	$707	$(5,458)	$842

6.	Segment Information

We operate in two reportable segments: (1) a rapid response supplier of technology solutions for business, government and educational institutions, as well as consumers, collectively referred to as “Core Business”; and (2) an online retailer of computer components and other consumer products under the OnSale.com brand. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Summarized segment information for continuing operations for the three months and six months ended June 30, 2005 and 2004 is as follows (in thousands):

Three Months Ended June 30, 2005	Core Business	OnSale.com	Consolidated
Net sales	$252,423	$747	$253,170
Gross profit	28,517	67	28,584
Operating profit (loss)	263	(481)	(218)

Three Months Ended June 30, 2004	Core Business	OnSale.com	Consolidated
Net sales	$231,605	$8	$231,613
Gross profit	30,409	8	30,417
Operating profit (loss)	1,731	(326)	1,405

Six Months Ended June 30, 2005	Core Business	OnSale.com	Consolidated
Net sales	$489,354	$2,190	$491,544
Gross profit	55,240	111	55,351
Operating loss	(3,327)	(1,050)	(4,377)

Six Months Ended June 30, 2004	Core Business	OnSale.com	Consolidated
Net sales	$471,397	$15	$471,412
Gross profit	61,610	15	61,625
Operating profit (loss)	2,651	(638)	2,013

As of June 30, 2005, we had total consolidated assets of $183.0 million, of which $182.2 million was held by the Core Business segment and $0.8 million was held by the OnSale.com segment. As of December 31, 2004, we had total consolidated assets of $231.9 million, of which $20.6 million, classified as “Current assets of discontinued operation,” and $4.9 million, classified as “Non-current assets of discontinued operation,” related to eCOST.com, $205.5 million was held by the Core Business segment and $0.9 million was held by the OnSale.com segment.

7.	Related-Party Transactions

Our President, Chief Executive Officer and Chairman of the Board of Directors, Frank F. Khulusi, became a greater than 10% stockholders of eCOST.com in April 2005 as a result of the spin-off of eCOST.com to our stockholders. As a result of his direct and indirect beneficial interests in eCOST.com and us, eCOST.com became our related party.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”) entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. Each of these agreements terminates in August 2005. For the period between April 12, 2005 and June 30, 2005, we had net sales to eCOST.com of $19.6 million and had a net receivable of $0.2 million from eCOST.com as of June 30, 2005.

We are also a party to certain other agreements with eCOST.com that were entered into in conjunction with eCOST.com’s IPO, as follows:

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

Tax Allocation and Indemnification Agreement

The Tax Allocation and Indemnification Agreement governs the respective rights, responsibilities, and obligations of us and eCOST.com after eCOST.com’s IPO with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

Administrative Services Agreement

Under the Administrative Services Agreement with eCOST.com, as amended in March 2005 to reduce the scope of the services covered by the agreement and the monthly service charge to $19,000, we provide eCOST.com with certain general and administrative services, including but not limited to, the following:

•	payroll administration;

•	tax return preparation;

•	human resources administration;

•	product information management;

•	catalog advertising production services; and

•	accounting and finance services necessary for the preparation of eCOST.com financial statement for the periods through the date of the distribution.

The Administrative Services Agreement has a term of one year from eCOST.com’s IPO, but either party may terminate the agreement earlier by providing the other party 90 days prior written notice of such termination.

Information Technology Systems Usage and Services Agreement

Under the Information Technology Systems Usage and Services Agreement, we provide eCOST.com with usage of telecommunications systems and hardware and software systems, information technology services and related support services, including maintaining eCOST.com’s management information and reporting systems and hosting its website. As consideration for the services and the usage of the hardware and software systems, eCOST.com pays a monthly fee of $40,000 and provides reimbursement for actual telecommunications systems usage charges. The agreement has a term of two years from eCOST.com’s IPO, but either party may terminate the agreement earlier by providing the other party 180 days prior written notice of such termination.

Sublease Agreement

Under the Sublease Agreement, eCOST.com currently leases office space from us located at our corporate headquarters in Torrance, California, of approximately 11,000 square feet at $9,130 monthly base rent. The sublease includes an increase in rentable square feet in January 2006 to 14,300 at $11,869 monthly base rent. The sublease terminates in September 2007.

* * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005, our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the SEC on May 10, 2005, and our Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and elsewhere in this report.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), is a leading rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products and services. Our headquarters is located in Torrance, California. We offer products and services to business, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force, and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, ClubMac and PC Mall Gov brands, our worldwide websites: pcmall.com, macmall.com, clubmac.com, pcmallgov.com, and onsale.com; and other promotional materials.

We operate in two reportable segments: 1) a rapid response supplier of technology solutions for business, government and educational institutions, as well as individual consumers, collectively referred to as “Core Business”; and 2) an online retailer of computer components and other consumer products under the OnSale.com brand. We allocate resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Management regularly reviews our performance using a variety of financial and non-financial metrics including sales, shipments, average order size, gross margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivables aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

We plan to continue to focus efforts investing in the training and retention of, and tools provided to our outbound sales force. This strategy is expected to result in increased expenses associated with the tools and training necessary to achieve those goals, which could have an impact on profitability in the near term.

On September 1, 2004, eCOST.com, Inc. (“eCOST.com”), our former subsidiary, completed the sale of 3,465,000 shares of its common stock for an aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million (the “IPO”). eCOST.com incurred approximately $2.0 million of offering expenses in connection with the offering. eCOST.com also paid a dividend of $2.5 million to PC Mall, Inc. through a non-cash settlement of the capital contribution due from PC Mall, Inc. outstanding at the completion of the IPO. Following the IPO, we owned 80.2% of the outstanding common stock of eCOST.com.

In April 2005, we completed the spin-off of eCOST.com by distributing our 80.2% ownership interest in eCOST.com to our stockholders. We distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result, we distributed to our stockholders an aggregate of 14,000,000 shares of eCOST.com common stock, which had an aggregate market value of approximately $90.3 million based on the last sale price for eCOST.com common stock on the NASDAQ National Market on April 11, 2005. The financial results for eCOST.com, which was a segment of our company, are presented in our consolidated statements of operations as a discontinued operation.

In September 2004, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. In March 2005, we amended the Administrative Services Agreement that our subsidiary, AF Services, entered into with eCOST.com in September 2004, pursuant to which the scope of the services covered by the agreement was reduced and monthly service charges were correspondingly reduced from $101,600 to $19,000, effective as of the date of our spin-off of eCOST.com. For a more detailed discussion of the Master Separation and Distribution Agreement, the Administrative Services Agreement, and the certain other agreements providing for the separation and distribution, you can refer to the information under the heading “Certain Relationships and Related Transactions” in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, AF Services entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. Each of these agreements terminates in August 2005.

For more information on the discontinued operation of eCOST.com, see Note 3 of the Notes to the Consolidated Financial Statements in Part I of this Form 10-Q.

In 2003, we established a Canadian call center in Montreal, serving the U.S. market. We believe that the Canadian call center allows us to access an abundant, educated labor pool and benefit from a government labor subsidy that extends through approximately the end of 2007. During the period through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program. As of June 30, 2005, we had an accrued receivable of $3.6 million related to these credits. We have prepared our 2004 claim totaling $2.3 million, and we expect to receive payment under this claim in the latter half of 2005.

In June 2002, we formed OnSale, Inc. as a wholly-owned subsidiary. We acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002. In October 2003, we formally launched OnSale.com, which today is focused on selling computer components and other consumer products. As of June 30, 2005, we have invested approximately $1.3 million in capital expenditures and software development costs in connection with our OnSale.com business.

Our sales are derived primarily from the sale of computer hardware, software, peripherals, electronics, and other consumer products to business, government and educational institutions, as well as individual consumers. We offer our products and services through dedicated outbound and inbound telemarketing sales executives, the Internet, relationship-based telemarketing techniques, direct response catalogs, a direct sales force and three retail showrooms, two of which are located in Southern California and one located in Tennessee.

Gross profit consists of net sales, less product costs, and outbound and inbound shipping costs, and offset by certain marketing development funds. Marketing development funds are received from manufacturers of products included in our catalogs and websites, as well as co-operative advertising funds (“vendor consideration”) on products purchased from manufacturers and vendors.

A substantial portion of our business is dependent on sales of HP products, Apple and Apple-related products, and products of other vendors including Adobe, Ingram Micro, Lenovo, Microsoft, Sony, and Tech Data. Products manufactured by HP represented 21% of our net sales in the three months ended June 30, 2005 and 20% of our net sales in the six months ended June 30, 2005. Products manufactured by Apple represented 21% of our net sales in the three months ended June 30, 2005 and 21% of our net sales in the six months ended June 30, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates, if any, are included in our results for the period in which the actual amounts become known.

Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101 (“SAB 101”). While the wording of SAB 104 has revised the original SAB 101, “Revenue Recognition,” the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Certain software products and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SAB 101 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

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

Deferred Vendor Consideration and Advertising Costs. We produce and circulate catalogs at various dates throughout the year and receive market development funds and other vendor consideration from vendors included in each catalog. These funds are recognized based on sales generated over the life of the catalog, which is approximately eight weeks, as an offset to cost of sales in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The costs of developing, producing and circulating each catalog are deferred and charged to advertising expense at the same rate as the vendor consideration based on the life of the catalog. Deferred vendor consideration is included in accrued expenses and other current liabilities, offset by deferred advertising costs, which are included in prepaid expenses and other current assets.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Consolidated Results of Operations

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2005	2004	$	%
Core Business	$252,423	$231,605	$20,818	9%
OnSale.com	747	8	739	9,238%

Total Net Sales	$253,170	$231,613	$21,557	9%

Total net sales for the second quarter of 2005 increased by $21.6 million, or 9%, compared to total net sales for the second quarter of 2004. This increase was primarily attributable to the increase in Core business net sales, which includes $19.6 million in net sales to eCOST.com under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005, as discussed above. These sales were generally made to eCOST.com at our cost. Each of these agreements terminates in August 2005 and we do not expect to have material net sales to eCOST.com following the termination of these agreements.

Core business net sales for the second quarter of 2005 increased by $20.8 million, or 9%, compared to the second quarter of 2004 due primarily to $19.6 million in sales to eCOST.com discussed above. Further, commercial net sales grew by $7.3 million, or 5%, to $157.1 million resulting from a 5% increase in commercial account manager headcount compared to the second quarter of 2004. Public sector net sales grew $0.8 million, or 4%, to $21.1 million resulting primarily from an increase in productivity of the sales force. The increases in commercial and public sector net sales were partially offset by a $7.6 million, or 12%, decrease in consumer net sales to $54.5 million, which resulted primarily from a 32% decrease in advertising expenditures supporting the consumer market and increased competition from direct sales by Apple. We decreased advertising expenditures in the second quarter of 2005 based upon analysis of the return on investment of certain advertising expenditures in the first quarter of 2005. We are uncertain if these decreased advertising levels will continue, and we expect to periodically adjust such advertising expenditures in the future based upon expected returns on investment from such expenditures, strategic consideration and other factors. However, should we continue to spend at these lower levels for advertising, or should there be increased competition from Apple’s direct sales, we expect to continue to have year-over-year declines in consumer net sales.

OnSale.com net sales for the second quarter of 2005 were $0.7 million. OnSale.com’s net sales for the second quarter of 2004 were insignificant as it was in its first year of operations, and therefore we believe it provides no meaningful comparison to the second quarter of 2005.

Total sales of products manufactured by Apple and HP each represented 21% of total net sales for the quarter ended June 30, 2005 compared to 21% and 20% of total net sales for the quarter ended June 30, 2004.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,				Change
	2005		2004		$	Margin
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Core business	$28,517	11.3%	$30,409	13.1%	$(1,892)	(1.8)%
OnSale.com	67	9.0%	8	100.0%	59	(91.0)%

Total gross profit	$28,584	11.3%	$30,417	13.1%	$(1,833)	(1.8)%

Total gross profit for the second quarter of 2005 decreased by $1.8 million, or 6%, compared to the total gross profit for the second quarter of 2004. Total gross profit margin for the second quarter of 2005 decreased by 1.8% of sales compared to the second quarter of 2004. The decrease in total gross profit and total gross profit margin resulted primarily from the decrease in the

Core business segment, which gross profit decreased by $1.9 million, or 6.2%, and which gross profit margin decreased by 1.8% compared to the prior year’s second quarter gross profit and gross profit margin.

The decrease in Core business gross profit was primarily the result of a more aggressive competitive pricing strategy. The decrease in Core business gross profit margin resulted from a 94 basis point dilutive impact of products sold to eCOST.com at cost under certain spin-off transition agreements discussed above, a more aggressive competitive pricing strategy and a shift in customer mix towards lower margin commercial customers. Other factors which may cause our gross profit margin to vary in future quarters include the continuation of key vendor support programs, including price protections, rebates and return policies, and our product mix, product acquisition and shipping costs, competition and other factors.

Gross profit for Onsale.com for the second quarter of 2005 was approximately $67,000, representing 9.0% of its net sales for the quarter. Gross profit margin for Onsale.com was impacted by heavy promotional activity. OnSale.com’s gross profit margin for the second quarter of 2004 is not meaningful as OnSale.com did not begin telemarketing sales until the fourth quarter of 2004, and therefore we believe it provides no meaningful comparison to the second quarter of 2005.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative (“SG&A”) expenses, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2005	2004	$	%
Core business	$28,254	$28,678	$(424)	(1)%
OnSale.com	548	334	214	64%

Total SG&A	$28,802	$29,012	$(210)	(1)%

Total SG&A expenses decreased by $0.2 million, or 1%, in the second quarter of 2005 compared with the second quarter of 2004. As a percent of sales, total SG&A expenses decreased to 11.4% in the second quarter of 2005 from 12.5% in the second quarter of the prior year. The decrease in total SG&A expenses was primarily due to the $0.4 million decrease in Core business SG&A, partially offset by a $0.2 million increase in OnSale.com SG&A.

The decrease in Core business SG&A expenses was primarily due to a $0.9 million strategic decrease in advertising expenditures supporting our consumer business, as well as a $0.3 million decline in personnel costs. These declines were offset by a $0.8 million reduction in administrative and fulfillment service charges to eCOST.com compared to the same period in the prior year, and a $0.2 million increase in legal and accounting consulting expenses. As a percent of sales, SG&A expenses for Core business decreased to 11.2% in the second quarter of 2005 compared with 12.4% in the second quarter of the prior year. The decline in SG&A as a percent of net sales was primarily due to the 0.9% impact on the SG&A as a percent of net sales to eCOST.com discussed above. Further, the advertising expenditure and personnel cost reductions discussed above accounted for a 41 basis point and 17 basis point decline, respectively, in SG&A as a percent of sales, partially offset by a 34 basis point increase in SG&A as a percent of sales from the reduction in service charges to eCOST.com and a 10 basis point increase in legal and accounting consulting expenses as a percent of sales. If advertising expenditures continue at current levels, we would expect advertising to continue to have year-over-year declines as a percent of net sales through the remainder of the year. Further, we expect the year-over-year effect of lower service charges to eCOST.com will continue through the remainder of the year, which we expect to be partially offset by a decrease in SG&A expenditures related to the performance of the reduced services.

For OnSale.com, SG&A expenses in the second quarter of 2005 were $0.5 million, an increase of $0.2 million from the second quarter of 2004 primarily due to increased personnel costs of $0.2 million to support its telemarketing operations. OnSale.com SG&A as a percent of sales was 73.4% in the second quarter of 2005. We believe OnSale.com’s SG&A as a percent of net sales in the second quarter of 2004 was not meaningful as it was in its first year of operations.

Net Interest Expense. Total net interest expense for the second quarter of 2005 increased to $0.7 million compared with $0.5 million in the second quarter of 2004. The increase in interest expense resulted from increased daily average borrowings on our credit facility as well as increases in our borrowing rate.

Income Tax Expense (Benefit). We recorded an income tax benefit of $0.3 million in the second quarter of 2005 compared to an income tax expense of $0.3 million in the second quarter of 2004. We utilized an effective tax rate of 38% for the quarter ended June 30, 2005 and 2004.

Income (Loss) from Discontinued Operation. Loss from discontinued operations, net of taxes, which includes the results of operations of eCOST.com which we spun-off in April 2005, was $0.6 million for the three months ended June 30, 2005 compared to income from discontinued operations, net of taxes, of $0.2 million in the same period of 2004. The $0.8 million change in the current period was due to an increase in operating losses from eCOST.com in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Consolidated Results of Operations

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2005	2004	$	%
Core business	$489,354	$471,397	$17,957	4%
OnSale.com	2,190	15	2,175	14,500%

Total net sales	$491,544	$471,412	$20,132	4%

Total net sales for the six months ended June 30, 2005 increased by $20.1 million, or 4%, compared to total net sales for the same period of 2004. This increase was primarily attributable to the increase in Core business net sales, which includes $19.6 million in net sales to eCOST.com under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005, as discussed above. These sales were generally made to eCOST.com at our cost. Each of these agreements terminates in August 2005 and we do not expect to have material net sales to eCOST.com following the termination of these agreements.

Core business net sales for the six months ended June 30, 2005 increased by $18.0 million, or 4%, compared to the same period of 2004 due primarily to the $19.6 million in sales to eCOST.com discussed above. Further, commercial net sales grew by $19.2 million, or 6.5%, to $313.4 million resulting from a 5% increase in commercial account manager headcount compared to the six months ended June 30, 2004. The increase in commercial net sales was offset by a decrease in consumer net sales of $19.9 million, or 14.3%, to $118.8 million, which resulted primarily from a 27% decrease in advertising expenditures supporting the consumer market and increased competition from direct sales by Apple. Public sector had net sales of $37.5 million in the six months ended June 30, 2005, a decline of $0.4 million, or 1%, compared to the six months ended June 30, 2004. We decreased advertising expenditures in the second quarter of 2005 based upon the return on investment of certain advertising expenditures in the first quarter of 2005. We are uncertain if these decreased advertising levels will continue, and we expect to periodically adjust such advertising expenditures in the future based upon expected returns on investment from such expenditures, strategic consideration and other factors. However, should we continue to spend at these lower levels for advertising, or should there be increased competition from Apple’s direct sales, we expect to continue to have year-over-year declines in consumer net sales.

OnSale.com net sales for the six months ended June 30, 2005 were $2.2 million. OnSale.com’s net sales for the six months ended June 30, 2004 were insignificant as it was in its first year of operations, and therefore we believe it provides no meaningful comparison to the six months ended June 30, 2005.

Total sales of Apple and HP products represented 21% and 20% of total net sales for the six months ended June 30, 2005 compared to 22% and 20% of total net sales for the six months ended June 30, 2004.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,				Change
	2005		2004		$	Margin
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Core business	$55,240	11.3%	$61,610	13.1%	$(6,370)	(1.8)%
OnSale.com	111	5.1%	15	100.0%	96	(94.9)%

Total gross profit	$55,351	11.3%	$61,625	13.1%	$(6,274)	(1.8)%

Total gross profit for the six months ended June 30, 2005 decreased by $6.3 million, or 10%, compared to the total gross profit for the six months ended June 30, 2004. Total gross profit margin for the six months ended June 30, 2005 decreased by 1.8% compared to the six months ended June 30, 2004. The decrease in total gross profit and total gross profit margin resulted primarily from the Core business segment, which gross profit decreased by $6.4 million, or 10%, and which gross profit margin decreased by 1.8% compared to the same period of last year.

The decrease in Core business gross profit was primarily the result of a more aggressive competitive pricing strategy. The decrease in Core business gross profit margin resulted from a 46 basis point dilutive impact of products sold to eCOST.com at cost under certain spin-off transition agreements discussed above, a more aggressive competitive pricing strategy, and a shift in customer mix towards lower margin commercial customers, increased promotional activities directed towards consumers such as freight promotions and mail-in rebates that did not result in a corresponding increase in sales, and a first quarter decline in consideration received from vendors. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, and our product mix, product acquisition and shipping costs, competition and other factors.

Gross profit for Onsale.com for the six months ended June 30, 2005 was $0.1 million, representing 5.1% of its net sales for the period. Gross profit margin for Onsale.com was impacted by heavy promotional activity. OnSale.com’s gross profit margin for the six months ended June 30, 2004 is not meaningful as OnSale.com did not begin telemarketing sales until the fourth quarter of 2004, and therefore we believe it provides no meaningful comparison to the six months ended June 30, 2005.

Selling, General and Administrative Expenses. The following table presents our SG&A expenses, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2005	2004	$	%
Core business	$58,567	$58,959	$(392)	1%
OnSale.com	1,161	653	508	78%

Total SG&A	$59,728	$59,612	$116	—%

Total SG&A expenses increased by $0.1 million in the six months ended June 30, 2005 compared with the six months ended June 30, 2004. As a percent of sales, total SG&A expenses decreased to 12.2% in the six months ended June 30, 2005 from 12.6% in the six months ended June 30, 2004. The increase in total SG&A expenses was primarily due to the $0.5 million increase in OnSale.com SG&A, partially offset by a decrease in Core business SG&A.

        The decrease in Core business SG&A expenses was primarily due to a $2.1 million strategic decrease in advertising expenditures supporting our consumer business, partially offset by an increase of $0.7 million in personnel costs and a $1.0 million increase in legal and accounting consulting expenses, which included $0.6 million of charges related to the implementation of the measures required or necessitated by the Sarbanes-Oxley Act of 2002. As a percent of sales, SG&A expenses for Core business decreased to 12.0% in the six months ended June 30, 2005 compared with 12.5% in the six months ended June 30, 2004. The decline in SG&A as a percent of net sales was primarily due to a 0.5% impact on SG&A as a percent of net sales to eCOST.com discussed above. Further, the advertising expenditure discussed above accounted for a 45 basis point decline in SG&A as a percent of sales, partially offset by a 21 basis point increase in legal and accounting consulting expenses as a percent of sales and a 17 basis point increase in personnel expenses as a percent of sales. If advertising expenditures continue at current levels, we would expect advertising to continue to have year-over-year declines as a percent of net sales through the remainder of the year.

For OnSale.com, SG&A expenses in the six months ended June 30, 2005 were $1.2 million, an increase of $0.5 million from the six months ended June 30, 2004 primarily due to increased personnel costs of $0.3 million to support its telemarketing operations as well as a $0.1 million increase in advertising expenditures relating to increasing its brand awareness. OnSale.com SG&A as a percent of sales was 53.0% for the six months ended June 30, 2005. We believe OnSale.com’s SG&A as a percent of sales for the six months ended June 30, 2004 was not meaningful as it was in its first year of operations.

Net Interest Expense. Total net interest expense for the six months ended June 30, 2005 increased to $1.3 million compared with $0.9 million in the same period of 2004. The increase in interest expense resulted from increased daily average borrowings on our credit facility as well as increases in our borrowing rate.

Income Tax Expense (Benefit). We recorded an income tax benefit of $2.2 million in the six months ended June 30, 2005 compared to an income tax expense of $0.4 million in the six months ended June 30, 2004. We utilized an effective tax rate of 38% for the six months ended June 30, 2005 and 2004.

Income (Loss) from Discontinued Operation. Loss from discontinued operations, net of taxes, which includes the results of operations of eCOST.com which we spun-off in April 2005, was $1.8 million for the six months ended June 30, 2005 compared to income from discontinued operations, net of taxes, of $0.2 million in the same period of 2004. The $2.0 million change in the current period was due to an increase in operating losses from eCOST.com in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flow from operations. We believe that our current working capital, including our existing cash balance, and together with cash flows from operations and available line of credit will be adequate to support our current operating plans for at least the next twelve months. If we need extra funds, such as for acquisitions or expansion or to fund a significant downturn in our sales or an increase in our operating expenses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

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

As of June 30, 2005, we had cash and cash equivalents of $5.9 million and working capital of $32.1 million. Net cash provided by operating activities was $9.8 million for the six months ended June 30, 2005 compared to net cash used in operating activities of $4.3 million for the six months ended June 30, 2004. Operating cash flow was driven primarily by a decrease in inventory of $30.9 million to $48.0 million at June 30, 2005 from December 31, 2004, reflecting our increased efforts to optimize inventory levels, as well as a $9.3 million reduction of inventory formerly used to support the business of eCOST.com. Accounts receivable increased by $5.4 million to $97.8 million at June 30, 2005 from December 31, 2004 and average days sales outstanding remained flat. For the six months ended June 30, 2005, capital expenditures were $1.8 million, compared to $1.6 million for the comparable period last year. Accounts payable and book overdraft decreased by a total of $4.3 million during the first six months of 2005, reflecting lower purchases made during this period and our aggressive utilization of vendor early-pay discounts. In addition, we paid down $13.7 million of our line of credit during the six months ended June 30, 2005.

Credit Facility and Note Payable. As of June 30, 2005, we maintained a $75 million, asset-based revolving credit facility from a lending unit of a large commercial bank (the “line of credit”) that commenced in March 2001 and expires in March 2007. The line of credit functions as a working capital line of credit with a borrowing base of inventory and accounts receivable and bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a 2% spread. The line of credit is secured by substantially all of our assets. The line of credit has as its single financial covenant a minimum tangible net worth requirement and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million. In February 2005, we terminated a flooring credit facility, which functioned in lieu of a vendor trade payable for inventory purchases and did not bear interest if paid within terms specific to each vendor. We did not draw any substantial amounts on the flooring credit facility during 2005 and 2004. At June 30, 2005 and December 31, 2004, we had $35.3 million and $49.0 million, respectively, of net working capital advances outstanding under the line of credit and had no borrowings under the flooring credit facility at the end of December 31, 2004. We had $25.5 million available to borrow for working capital advances under the line of credit at June 30, 2005. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early pay discounts. We were in compliance with our financial covenant under the line of credit at June 30, 2005. In addition to the security interests required by the line of credit, certain of our vendors have security interest in some of our assets related to their products.

In connection with and as a part of the line of credit, we entered into a term note, which matures in September 2011. As of June 30, 2005, we had borrowed $3.5 million under the term note, payable in equal monthly principal payments plus interest at prime and have $3.0 million outstanding under the term note. As of June 30, 2005, we have reflected $0.5 million of the principal amount of the term note in current liabilities as “Note payable-current” and $2.5 million of the principal amount was included in non-current liabilities as “Note payable” on our Consolidated Balance Sheets, based on the timing of scheduled payments.

As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. Any launch of a new business venture or any acquisition and the ensuing integration of the operations of the acquired company with those of ours would place additional demands on our management, operating and financial resources.

Inflation

Inflation has not had a material impact upon our operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be so affected by inflation.

Dividend Policy

We have not paid cash dividends on our capital stock and do not currently anticipate paying dividends in the future. We intend to retain our earnings to finance the growth and development of our business.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

For a discussion of “Certain Relationships and Related-Party Transactions,” see Part I, Item 1, Note 7 of the Notes to the Consolidated Financial Statements of this Form 10-Q, which is incorporated herein by reference.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of SFAS 123R such that the effective date of the new standard for our financial statements is the first fiscal quarter of 2006. We have not yet determined the impact of adopting SFAS 123R on our consolidated results of operations or financial position.

For a discussion of other recent accounting pronouncements, see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the Management’s Discussion and Analysis above, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions to identify forward-looking statements. Such statements include the statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding management’s ability to make adjustments to enhance our performance; cash position; expense reductions; sales growth; corporate and public sector sales initiatives; the effect of our reinvestment in our sales force; reduction of SG&A, the impact of our Canadian call center on operating results and the amount and timing of related subsidies; the level of advertising expenditures and the resulting impact on our sales; expected future sales to eCOST.com and the impact of any such sales on our results of operations; the sufficiency of our capital resources and any need for additional financing; the impact of inflation; the prospects for our OnSale.com subsidiary; and the impact of the adoption of SFAS 123R. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include, but are not limited to, the following:

•	our revenues are dependent on sales of products from a small number of vendors, including Apple, HP, Ingram Micro, Lenovo, Microsoft and Tech Data, and loss of any key vendor, a decline in sales of products from these vendors, pricing pressures or a decrease in supply of or demand for these products could materially impact our business;

•	we do not have long-term supply agreements or guaranteed price, delivery or payment arrangements with our vendors, and our agreements with our vendors are generally terminable within 30 days;

•	our success is dependent in part upon the ability of our vendors to develop and market products that meet the changing requirements of the marketplace and our ability to sell popular products;

•	we may not be able to maintain existing or build new vendor relationships, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations;

•	our narrow gross margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events;

•	we experience variability in our net sales and net income on a quarterly basis;

•	the transition of our business strategy to increase our corporate and public sector sales and our increased infrastructure investments in our outbound telemarketing sales models may not improve our profitability or result in expanded market share;

•	the success of our Canadian call center is dependent on our receipt of government credits;

•	existing or future government and tax regulations could expose us to liabilities or costly changes in our business operations;

•	we may not be able to achieve or maintain profitability and our operating results may be difficult to predict;

•	if we fail to accurately predict our inventory risk, our margins may decline as a result of write downs of our inventory due to lower prices obtained from older or obsolete products;

•	we may need additional or continued financing from third party investors or our vendors and may not be able to raise or maintain such financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders;

•	we may be subject to claims regarding our intellectual property, our business processes or the products we sell, any of which could result in expensive litigation, distract our management or force us to enter into costly royalty or licensing agreements;

•	we may fail to expand our merchandise categories, product offerings, website and processing systems in a cost-effective and timely manner as may be required to efficiently operate our business;

•	we may not be able to retain key personnel or attract and retain additional personnel;

•	our inability to effectively manage our growth may prevent us from successfully expanding our business;

•	our advertising, marketing and promotional efforts may be costly and may not achieve desired results;

•	changes and uncertainties in the economic climate could affect the rate of information technology spending by our customers, which would have an impact on our business;

•	increased product returns or a failure to accurately predict product returns could decrease our revenues and impact profitability;

•	our business may be harmed by fraudulent activities on our website, including fraudulent credit card transactions;

•	our facilities and systems are vulnerable to natural disasters or other catastrophic events;

•	our success is in part dependent on the quality and utilization of the information generated by our management information systems, and it will be necessary for us to upgrade such systems on a regular basis in the future;

•	we may not be able to compete successfully against existing or future competitors, which include some of our largest vendors;

•	our success is tied to the continued use of the Internet and the adequacy, security and reliability of the Internet and telecommunication infrastructures;

•	we rely on independent shipping companies to deliver the products we sell and may experience delays or increased costs; and

•	if we fail to maintain the adequacy of our internal controls, as such standards are established, modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.

The list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our reports filed with the SEC, including but not limited to those set forth in the section entitled “Certain Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2004. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and long-term debt. At June 30, 2005, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

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

It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, we did not have significant overall currency exposure as of June 30, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 in timely alerting them to material information required to be included in this report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC. (Registrant)

Date: August 9, 2005	By:	/s/ Theodore R. Sanders
Theodore R. Sanders
Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.