Form 10-Q
period 2005-09-30
PC MALL INC
filed 2005-11-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 2, 2005, the registrant had 11,716,687 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,685	$6,473
Accounts receivable, net of allowances of $3,354 and $2,846	97,191	92,393
Inventories, net	51,316	78,857
Prepaid expenses and other current assets	8,285	6,226
Deferred income taxes	3,204	3,204
Current assets of discontinued operation	—	20,596

Total current assets	165,681	207,749
Property and equipment, net	8,698	9,051
Deferred income taxes	9,689	7,695
Goodwill	1,405	1,405
Other assets	1,015	1,087
Non-current assets of discontinued operation	—	4,932

Total assets	$186,488	$231,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,321	$69,114
Accrued expenses and other current liabilities	18,662	20,810
Deferred revenue	9,974	10,262
Line of credit	37,175	49,027
Note payable – current	500	500
Current liabilities of discontinued operation	—	4,248

Total current liabilities	132,632	153,961
Note payable	2,375	2,750

Total liabilities	135,007	156,711

Commitments and contingencies
Minority interest in discontinued operation	—	4,297
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,010,625 and 11,851,115 shares issued; and 11,716,425 and 11,556,915 shares outstanding, respectively	12	12
Additional paid-in capital	83,367	99,172
Deferred stock-based compensation	—	(1,333)
Treasury stock, at cost: 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	330	198
Accumulated deficit	(31,213)	(26,123)

Total stockholders’ equity	51,481	70,911

Total liabilities and stockholders’ equity	$186,488	$231,919

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$244,039	$239,824	$735,583	$711,236
Cost of goods sold	214,546	209,735	650,739	619,522

Gross profit	29,493	30,089	84,844	91,714
Selling, general and administrative expenses	28,169	28,381	87,897	87,993

Operating profit (loss)	1,324	1,708	(3,053)	3,721
Interest expense, net	739	447	2,067	1,358

Income (loss) from continuing operations before income taxes	585	1,261	(5,120)	2,363
Income tax expense (benefit)	356	495	(1,811)	915

Income (loss) from continuing operations	229	766	(3,309)	1,448
Loss from discontinued operation, net of taxes	—	(556)	(1,781)	(395)

Net income (loss)	$229	$210	$(5,090)	$1,053

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$0.07	$(0.29)	$0.13
Loss from discontinued operation, net of taxes	—	(0.05)	(0.15)	(0.03)

Net income (loss)	$0.02	$0.02	$(0.44)	$0.10

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$0.06	$(0.29)	$0.12
Loss from discontinued operation, net of taxes	—	(0.04)	(0.15)	(0.03)

Net income (loss)	$0.02	$0.02	$(0.44)	$0.09

Weighted average number of common shares outstanding:
Basic	11,702	11,181	11,630	11,033
Diluted	12,403	12,183	11,630	12,148

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in- Capital	Deferred Stock-Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Outstanding	Amount
Balance at December 31, 2004	11,557	$12	$99,172	$(1,333)	$(1,015)	$198	$(26,123)	$70,911
Stock option exercises, including related income tax benefit	159	—	626	—	—	—	—	626
Amortization of deferred stock-based compensation	—	—	—	125	—	—	—	125
Spin-off of eCOST.com	—	—	(16,431)	1,208	—	—	—	(15,223)

Subtotal	—	—	—	—	—	—	—	(14,472)
Net loss	—	—	—	—	—	—	(5,090)	(5,090)
Translation adjustment	—	—	—	—	—	132	—	132

Comprehensive loss	—	—	—	—	—	—	—	(4,958)

Balance at September 30, 2005	11,716	$12	$83,367	$—	$(1,015)	$330	$(31,213)	$51,481

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$(5,090)	$1,053
Loss from discontinued operations, net of taxes	1,781	395

Income (loss) from continuing operations	(3,309)	1,448
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,032	3,034
(Benefit) provision for deferred income taxes	(1,811)	915
Non-cash stock-based compensation	85	90
Gain on sale of fixed assets	(26)	(3)
Change in other operating assets and liabilities:
Accounts receivable	(4,798)	(16,382)
Inventories	27,541	20,288
Prepaid expenses and other current assets	(2,059)	(1,762)
Other assets	(128)	116
Accounts payable	(1,858)	(10,346)
Accrued expenses and other current liabilities	(2,009)	(170)
Deferred revenue	(288)	2,722

Total adjustments	17,681	(1,498)

Net cash provided by (used in) operating activities	14,372	(50)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,547)	(2,364)
Proceeds from sale of property and equipment	93	3

Net cash used in investing activities	(2,454)	(2,361)

Cash Flows From Financing Activities
Borrowings under notes payable	—	2,625
Repayment under notes payable	(375)	(500)
Net (payments) borrowings under line of credit	(11,852)	14,173
Decrease in book overdraft	(935)	(16,484)
Proceeds from stock issued under stock option plans	324	1,198

Net cash (used in) provided by financing activities	(12,838)	1,012

Effect of foreign currency on cash flow	132	3

Net decrease in cash and cash equivalents	(788)	(1,396)
Cash and cash equivalents at beginning of the period	6,473	6,675

Cash and cash equivalents at end of the period	$5,685	$5,279

Supplemental Cash Flow Information
Interest paid	$2,068	$1,521
Income taxes paid	135	432

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), is a rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, ClubMac and PC Mall Gov brands, our websites: pcmall.com, macmall.com, clubmac.com, pcmallgov.com and onsale.com, and other promotional materials.

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc. (“eCOST.com”) when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com is presented as a discontinued operation for all periods presented herein. Our remaining reportable segments are Core business and OnSale.com. See Note 3 below for more information.

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 filed with the SEC on May 10, 2005 and August 9, 2005 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

The following table presents the effect on “Income (loss) from continuing operations” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income (loss) from continuing operations (as reported)	$229	$766	$(3,309)	$1,448
Less stock compensation expense, net of taxes, determined under the fair value based method	(325)	(283)	(1,463)	(1,074)
Add stock compensation expense, net of taxes, included in reported income (loss) from continuing operations	—	—	—	55

Income (loss) from continuing operations (pro forma)	$(96)	$483	$(4,772)	$429

Basic and diluted earnings (loss) from continuing operations per common share:
Basic – as reported	$0.02	$0.07	$(0.29)	$0.13
Basic – pro forma	(0.01)	0.04	(0.41)	0.04

Diluted – as reported	$0.02	$0.06	$(0.29)	$0.12
Diluted – pro forma	(0.01)	0.04	(0.41)	0.04

The following table presents the effect on “Net income (loss)” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) (as reported)	$229	$210	$(5,090)	$1,053
Less stock compensation expense, net of taxes, determined under the fair value based method	(325)	(888)	(1,768)	(1,761)
Add stock compensation expense, net of taxes, included in reported net income (loss)	—	649	93	752

Net income (loss) (pro forma)	$(96)	$(29)	$(6,765)	$44

Basic and diluted earnings (loss) per common share:
Basic – as reported	$0.02	$0.02	$(0.44)	$0.10
Basic – pro forma	(0.01)	—	(0.58)	—

Diluted – as reported	$0.02	$0.02	$(0.44)	$0.09
Diluted – pro forma	(0.01)	—	(0.58)	—

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rates	4.05%	4.24%	3.84%	3.50%
Expected dividend yield	None	None	None	None
Expected lives	6 years	7 years	5 years	7 years
Expected volatility	70%	115%	102%	116%
Weighted average grant date fair value	$3.24	$12.50	$4.09	$14.54

In October 2004, we issued options to purchase 45,000 shares of our common stock under our 1994 Plan to an investor and public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the options was reduced to $6.12 and the consultant received options to purchase 54,319 shares of eCOST.com common stock in the transaction. Of the original grant of options to purchase 45,000 shares, an aggregate of 7,500 shares of the options vested on the date of the grant, and the remaining shares vested quarterly over a one-year period from the date of grant. We valued the options at fair value based on a Black-Scholes fair value calculation. The options were valued at the date of grant and were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option. The options became fully vested in October 2005. We recorded a cumulative compensation expense through September 30, 2005 of $0.4 million, of which less than $0.1 million related to the three and nine months ended September 30, 2005.

In June 2003, we issued a warrant to purchase 30,000 shares of our common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five-year term, which vested monthly over a one year period from the date of grant. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the warrant was reduced to $1.59, and the consulting firm received a warrant to purchase 36,213 shares of eCOST.com common stock in the transaction. We valued the warrant at fair value based on a Black-Scholes fair value calculation. The warrant was valued at the date of grant and was measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the warrant. The warrant became fully vested in June 2004. We recorded compensation expense of approximately $21,000 and $0.1 million in connection with the issuance of this warrant for the three and six months ended June 30, 2004, at which time the warrant became fully vested. The warrant is still outstanding at September 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of SFAS 123R such that the effective date of the new standard for our financial statements is the first fiscal quarter of 2006. We have not yet determined the impact of adopting SFAS 123R on our consolidated results of operations or financial position.

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

The financial results of eCOST.com, which were historically reported as an operating segment, have been excluded from our results from continuing operations for all periods presented herein and have been presented as a discontinued operation. eCOST.com’s revenues, operating and non-operating results for all periods prior to April 12, 2005 are reflected in a single line item entitled “Loss from discontinued operation, net of taxes” on our Consolidated Statements of Operations, and eCOST.com’s assets and liabilities are presented in our Consolidated Balance Sheets in line items entitled “Current assets of discontinued operation,” “Non-current assets of discontinued operation” and “Current liabilities of discontinued operation” as of December 31, 2004. The carrying amounts of major classes of eCOST.com’s assets and liabilities that have been included in such balance sheet line items in our Consolidated Balance Sheet as of December 31, 2004 were as follows (in thousands):

December 31, 2004
Cash and cash equivalents	$8,617
Short-term investments	7,000
Accounts receivable, net	2,039
Inventories, net	1,794
Other current assets	1,146

Total current assets	20,596
Deferred income taxes	4,467
Other non-current assets	465

Total assets	$25,528

Accrued expenses and other current liabilities	$1,822
Deferred revenue	2,014
Other current liabilities	412

Total current liabilities	$4,248

Included in the total assets of $25.5 million and total current liabilities of $4.2 million is $1.0 million of reclassification adjustments to present eCOST.com’s financial statements on a stand-alone basis.

The operating results of the discontinued operation of eCOST.com reported in “Loss from discontinued operation, net of taxes” in our Consolidated Statements of Operations through April 11, 2005, the completion date of the spin-off, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$—	$43,459	$59,781	$120,667

Loss before income taxes	—	$(1,168)	$(3,252)	$(899)
Income tax benefit	—	(440)	(1,005)	(332)
Minority interest	—	172	466	172

Loss from discontinued operation, net of taxes	$—	$(556)	$(1,781)	$(395)

We entered into a Tax Allocation and Indemnification Agreement with eCOST.com, which governs the respective rights, responsibilities and obligations of eCOST.com and us after eCOST.com’s IPO with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. In general, under the Tax Allocation and Indemnification Agreement, among others, we are responsible for any U.S. federal, state or local income taxes that are determined on a consolidated, combined or unitary basis on a return that includes us (and/or one or more of our subsidiaries), on the one hand, and eCOST.com (and/or one or more of its subsidiaries), on the other hand. However, in the event that eCOST.com or one of its subsidiaries are included in such a return for a period, or portion thereof, beginning after the date of eCOST.com’s IPO, eCOST.com is responsible for its portion of the income tax liability in respect of the period as if eCOST.com and its subsidiaries had filed a separate tax return that included only eCOST.com and its subsidiaries for that period, or portion thereof.

As a result of eCOST.com being included in our consolidated federal income tax return until completion of its spin-off from us, losses incurred by eCOST.com prior to its spin-off are reduced by any of our profits for 2005. Any remaining unused operating loss allocable to eCOST.com under federal tax law will carry forward to eCOST.com’s separate federal income tax returns and will be available to offset eCOST.com’s operating profits earned as a stand-alone company beginning in 2006. Under the Tax Allocation and Indemnification Agreement, eCOST.com is not allocated any remaining unused operating loss under state or local law unless required under applicable state or local law.

4.	Line of Credit

On September 1, 2005, we entered into an Amended and Restated Loan and Security Agreement with an effective date of August 1, 2005. The agreement is substantially the same as our previous agreement, but has the following material provision changes: the total line of credit increased from $75.0 million to $100.0 million; the maturity date of the facility was extended from March 2007 to March 2008; credit card receivables are included in the borrowing base up to $7.5 million; receivables of up to $5.0 million from our former subsidiary, eCOST.com, are included in the borrowing base; and the unused line fee provisions were amended to provide that the existing unused line fee of 0.25% per annum will be assessed on the unused portion of the credit facility up to $60.0 million, unless the outstanding borrowings under the credit facility exceed $75.0 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80.0 million. The amended agreement also included a line increase fee of $62,500, a syndication fee of $25,000 and an extension fee of $100,000, which we deferred (included in “Other assets” in our Consolidated Balance Sheets) and began amortizing over the remaining modified term of the agreement beginning in the third quarter of 2005.

The asset-based revolving credit facility provided under the agreement (the “line of credit”) functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a 2% spread. The line of credit is secured by substantially all of our assets. The line of credit has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at September 30, 2005. In February 2005, we terminated a flooring credit facility, which functioned in lieu of a vendor trade payable for inventory purchases and did not bear interest if paid within terms specific to each vendor. We did not draw any substantial amounts on the flooring credit facility during 2005 and 2004.

At September 30, 2005 and December 31, 2004, we had $37.2 million and $49.0 million, respectively, of net working capital advances outstanding under the line of credit and had no borrowings under the flooring credit facility at the end of December 31, 2004. In addition to the security interests required by the line of credit, certain of our vendors have security interest in some of our assets related to their products.

In connection with and as a part of the line of credit, we entered into a term note, which matures in September 2011. As of September 30, 2005, we had borrowed $3.5 million under the term note, payable in equal monthly principal payments plus interest at the prime rate and have $2.9 million outstanding under the term note. As of September 30, 2005, we have reflected $0.5 million of the principal amount of the term note in current liabilities as “Note payable-current” and $2.4 million of the principal amount was included in non-current liabilities as “Note payable” on our Consolidated Balance Sheets, based on the timing of scheduled payments. Our note payable matures as follows: $125,000 in the remainder of 2005; $500,000 annually in each of the years 2006 through 2009 and $750,000 thereafter.

The carrying amount of our line of credit borrowings and notes payable approximates their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

5.	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 665,000 and 140,000 for the three months ended September 30, 2005 and 2004 and approximately 1,258,000 and 30,000 for the nine months ended September 30, 2005 and 2004 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income (Loss)	Shares	Per Share Amounts
Three Months Ended September 30, 2005:
Basic EPS
Income from continuing operations	$229	11,702	$0.02

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	701

Diluted EPS
Adjusted income from continuing operations	$229	12,403	$0.02

Three Months Ended September 30, 2004:
Basic EPS
Income from continuing operations	$766	11,181	$0.07

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,002

Diluted EPS
Adjusted income from continuing operations	$766	12,183	$0.06

Nine Months Ended September 30, 2005:
Basic EPS
Loss from continuing operations	$(3,309)	11,630	$(0.29)

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted loss from continuing operations	$(3,309)	11,630	$(0.29)

Nine Months Ended September 30, 2004:
Basic EPS
Income from continuing operations	$1,448	11,033	$0.13

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,115

Diluted EPS
Adjusted income from continuing operations	$1,448	12,148	$0.12

6.	Comprehensive Income (Loss)

Our total comprehensive income (loss) was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$229	$210	$(5,090)	$1,053
Other comprehensive income:
Foreign currency translation adjustments	271	4	132	3

Total comprehensive income (loss)	$500	$214	$(4,958)	$1,056

7.	Segment Information

We operate in two reportable segments: (1) a rapid response supplier of technology solutions for businesses, government and educational institutions, as well as consumers, collectively referred to as “Core business;” and (2) an online retailer of computer components and other consumer products under the OnSale.com brand. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Summarized segment information for our continuing operations for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

Three Months Ended September 30, 2005	Core business	OnSale.com	Consolidated
Net sales	$242,928	$1,111	$244,039
Gross profit	29,370	123	29,493
Operating profit (loss)	1,838	(514)	1,324

Three Months Ended September 30, 2004	Core business	OnSale.com	Consolidated
Net sales	$239,821	$3	$239,824
Gross profit	30,086	3	30,089
Operating profit (loss)	2,012	(304)	1,708

Nine Months Ended September 30, 2005	Core business	OnSale.com	Consolidated
Net sales	$732,282	$3,301	$735,583
Gross profit	84,610	234	84,844
Operating loss	(1,489)	(1,564)	(3,053)

Nine Months Ended September 30, 2004	Core business	OnSale.com	Consolidated
Net sales	$711,217	$19	$711,236
Gross profit	91,695	19	91,714
Operating profit (loss)	4,663	(942)	3,721

As of September 30, 2005, we had total consolidated assets of $186.5 million, of which $185.7 million was held by the Core business segment and $0.8 million was held by the OnSale.com segment. As of December 31, 2004, we had total consolidated assets of $231.9 million, of which $20.6 million, classified as “Current assets of discontinued operation,” and $4.9 million, classified as “Non-current assets of discontinued operation,” related to eCOST.com, $205.5 million was held by the Core business segment and $0.9 million was held by the OnSale.com segment.

8.	Related-Party Transactions

Frank F. Khulusi, our President, Chief Executive Officer and Chairman of the Board of Directors, became a greater than 10% stockholder of eCOST.com in April 2005 as a result of the spin-off of eCOST.com to our stockholders. As a result of his direct and indirect beneficial interests in eCOST.com and us, eCOST.com became our related party.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”) entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. For the period between April 12, 2005 and September 30, 2005, we had net sales to eCOST.com of $30.2 million, of which $10.6 million related to the third quarter of 2005, and we had a net receivable of $1.9 million from eCOST.com as of September 30, 2005.

We are also a party to certain other agreements with eCOST.com that were entered into in conjunction with eCOST.com’s IPO, as follows:

Master Separation and Distribution Agreement

The Master Separation and Distribution Agreement contains the key provisions relating to the separation of the eCOST.com business from our other businesses, the general terms and conditions and corporate transactions required to effect eCOST.com’s IPO and the distribution and the general intent of the parties as to how these matters would be undertaken and completed. The Master Separation and Distribution Agreement may be terminated by the mutual consent of eCOST.com and us.

Tax Allocation and Indemnification Agreement

The Tax Allocation and Indemnification Agreement governs the respective rights, responsibilities and obligations of us and eCOST.com after eCOST.com’s IPO with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

Administrative Services Agreement

Under the Administrative Services Agreement with eCOST.com, as amended in March 2005 to reduce the scope of the services covered by the agreement and the monthly service charge to $19,000, we provided eCOST.com with certain general and administrative services, including but not limited to, the following:

•	payroll administration;

•	tax return preparation;

•	human resources administration;

•	product information management;

•	catalog advertising production services; and

•	accounting and finance services necessary for the preparation of eCOST.com financial statement for the periods through the date of the distribution.

The Administrative Services Agreement terminated on September 1, 2005 in accordance with the terms of the agreement.

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

9.	Commitments

We entered into five new operating leases primarily for office space which became effective in 2005. Our minimum future commitment under such new leases of $2.1 million as of September 30, 2005 was payable as follows: approximately $42,000 in the remainder of 2005, $281,000 in 2006, $416,000 in 2007, $403,000 in 2008, $372,000 in 2009 and $594,000 thereafter.

Rent expense under operating leases, net of sublease income, was $1.0 million in each of the three months ended September 30, 2005 and 2004, and $3.0 million and $2.9 million for the nine months ended September 30, 2005 and 2004.

* * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 filed with the SEC on May 10, 2005 and August 9, 2005, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and elsewhere in this report.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), is a rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products and services. Our headquarters is located in Torrance, California. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing sales executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, ClubMac and PC Mall Gov brands, our websites: pcmall.com, macmall.com, clubmac.com, pcmallgov.com and onsale.com, and other promotional materials.

We operate in two reportable segments: 1) a rapid response supplier of technology solutions for businesses, government and educational institutions, as well as individual consumers, collectively referred to as “Core business;” and 2) an online retailer of computer components and other consumer products under the OnSale.com brand. We allocate resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Management regularly reviews our performance using a variety of financial and non-financial metrics, including sales, shipments, average order size, gross margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivables aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

We plan to continue to focus our efforts on investing in the training and retention of, and tools provided to, our outbound sales force. This strategy is expected to result in increased expenses associated with the tools and training necessary to achieve those goals, which could have an impact on profitability in the near term.

During the third quarter of 2005, we opened an office in the Philippines, which we believe should provide us an opportunity to reduce our administrative and back-office labor costs over time. The opening of the Philippines office has allowed us to devote additional resources inexpensively towards enhancing our marketing content on the Internet, and other customer acquisition and retention activities, in an effort to increase sales. We expect to begin realizing cost savings as a result of our Philippines office initiative in the first quarter of 2006.

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

In September 2004, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. The Administrative Services Agreement, under which we provided certain transitional administrative services to eCOST.com, terminated on September 1, 2005 in accordance with the terms of the agreement. We continue to provide certain information technology services to eCOST.com under the Information Technology Systems Usage and Services Agreement, which expires on August 31, 2006. For a more detailed discussion of the Master Separation and Distribution Agreement and certain other agreements providing for the separation and distribution, you can refer to the information under the heading “Certain Relationships and Related Transactions” in Part

III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

In April 2005, we completed the spin-off of eCOST.com by distributing our 80.2% ownership interest in eCOST.com to our stockholders. We distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result, we distributed to our stockholders an aggregate of 14,000,000 shares of eCOST.com common stock, which had an aggregate market value of approximately $90.3 million based on the last sale price for eCOST.com common stock on the NASDAQ National Market on April 11, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for all periods presented herein.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”) entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005.

For more information on the discontinued operation of eCOST.com, see Note 3 of the Notes to the Consolidated Financial Statements in Part I of this Form 10-Q.

In 2003, we established a call center in Montreal, Canada, serving the U.S. market. We believe that the Canadian call center allows us to access an abundant, educated labor pool and benefit from a government labor subsidy that extends through approximately the end of 2007. During the period through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program. As of September 30, 2005, we had an accrued receivable of $4.5 million related to these credits, which includes our 2004 claim totaling $2.4 million, and we expect to receive full payment under this claim.

In June 2002, we formed OnSale, Inc. as a wholly-owned subsidiary. We acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002. In October 2003, we formally launched OnSale.com, which today is focused on selling computer components and other consumer products. As of September 30, 2005, we have invested approximately $1.3 million in capital expenditures and software development costs in connection with our OnSale.com business.

Our sales are derived primarily from the sale of computer hardware, software, peripherals, electronics, and other consumer products to businesses, government and educational institutions, as well as individual consumers. We offer our products and services through dedicated outbound and inbound telemarketing sales executives, the Internet, relationship-based telemarketing techniques, direct response catalogs, a direct sales force and three retail showrooms, two of which are located in Southern California and one located in Tennessee.

Our gross profit consists of net sales and vendor consideration, less product costs and outbound and inbound shipping costs. Our vendor consideration includes market development funds and co-operative advertising funds, which we receive from our vendors in connection with our sales and promotion of their products and services.

A substantial portion of our business is dependent on sales of HP products, Apple and Apple-related products, and products of other vendors, including Adobe, Ingram Micro, Lenovo, Microsoft, Sony and Tech Data. Products manufactured by HP represented 23% of our net sales in the three months ended September 30, 2005 and 21% of our net sales in the nine months ended September 30, 2005. Products manufactured by Apple represented 19% of our net sales in the three months ended September 30, 2005 and 21% of our net sales in the nine months ended September 30, 2005.

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

Sales are reported net of estimated returns and allowances, discounts, coupon redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, coupon redemptions and credit card chargebacks are greater than estimated by management, additional expense may be incurred.

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

Deferred Vendor Consideration and Advertising Costs. We produce and circulate catalogs at various dates throughout the year and receive market development funds and other vendor consideration from vendors included in each catalog. These funds are deferred and recognized based on sales generated over the life of the catalog, which is approximately eight weeks, as an offset to cost of sales in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The costs of developing, producing and circulating each catalog are deferred and charged to advertising expense at the same rate as the vendor consideration based on the life of the catalog. Deferred vendor consideration is included in “Accrued expenses and other current liabilities,” and deferred advertising costs are included in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Consolidated Results of Operations

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,		Change
	2005	2004	$	%
Core business	$242,928	$239,821	$3,107	1%
OnSale.com	1,111	3	1,108	NMF (1)

Total net sales	$244,039	$239,824	$4,215	2%

(1)	Not meaningful.

Total net sales for the third quarter of 2005 increased by $4.2 million, or 2%, compared to total net sales for the third quarter of 2004. This increase was primarily attributable to the increase in Core business net sales, which includes $10.6 million in net sales to eCOST.com under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005. These sales were generally made to eCOST.com at our cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement terminated in September 2005. We do not expect to make significant product sales to eCOST.com in the future.

Core business net sales for the third quarter of 2005 increased by $3.1 million, or 1%, compared to the third quarter of 2004, due primarily to the $10.6 million in sales to eCOST.com and a growth in commercial net sales of $7.6 million, or 5%, to $155.6 million compared to the third quarter of 2004. These increases in net sales were offset by a decrease in public sector net sales of $6.2 million, or 19%, to $26.0 million which resulted primarily from competitive pricing pressures in the marketplace in the third quarter of 2005 and our decision not to pursue unprofitable transactions in such a competitive environment. Further, consumer net sales declined $9.6 million, or 16%, to $50.5 million resulting primarily from a 12% decrease in advertising expenditures supporting the consumer market and increased competition from direct sales by Apple. During the third quarter of 2005, we managed our advertising expenditures based on our attempt to optimize returns on investment from such expenditures. We are uncertain if these year-over-year decreases in advertising levels will continue, and we expect to periodically adjust such advertising expenditures in the future based upon expected returns on investment from such expenditures, strategic consideration and other factors. However, should we continue to spend at these lower levels for advertising, or should there be increased competition from Apple’s direct sales, we would expect to continue to have year-over-year declines in consumer net sales.

OnSale.com net sales for the third quarter of 2005 were $1.1 million. OnSale.com’s net sales for the third quarter of 2004 were insignificant as it was in its first year of operations, and therefore we believe it provides no meaningful comparison to the third quarter of 2005.

Total sales of products manufactured by HP and Apple represented 23% and 19% of total net sales for the quarter ended September 30, 2005 compared to 20% of total net sales for each of HP and Apple for the quarter ended September 30, 2004.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,
	2005		2004		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
Core business	$29,370	12.1%	$30,086	12.5%	$(716)	(0.4)%
OnSale.com	123	11.1%	3	100.0%	120	NMF

Total gross profit and gross profit margin	$29,493	12.1%	$30,089	12.5%	$(596)	(0.4)%

Total gross profit for the third quarter of 2005 decreased by $0.6 million, or 2%, compared to the total gross profit for the third quarter of 2004. Total gross profit margin for the third quarter of 2005 decreased by 0.4% compared to the third quarter of 2004. The decrease in total gross profit and total gross profit margin resulted primarily from the decrease in the Core business segment, which gross profit decreased by $0.7 million, or 2%, and which gross profit margin decreased by 0.4% compared to prior year’s third quarter gross profit and gross profit margin. The decrease in Core business gross profit was partially offset by the increase in OnSale.com gross profit, which increased by $0.1 million in the current period compared to the same period in prior year.

The decrease in Core business gross profit was primarily the result of a more aggressive consumer pricing strategy due to competitive pressures. The decrease in Core business gross profit margin resulted primarily from a 52 basis point dilutive impact of products sold to eCOST.com at cost under certain spin-off transition agreements. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product mix, product acquisition and shipping costs, competition and other factors.

Gross profit for Onsale.com for the third quarter of 2005 was approximately $0.1 million, representing 11.1% of its net sales for the quarter. OnSale.com’s gross profit margin for the third quarter of 2004 is not meaningful as OnSale.com did not begin product sales until the fourth quarter of 2004, and therefore we believe it provides no meaningful comparison to the third quarter of 2005.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative (“SG&A”) expenses, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,
	2005		2004		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$27,532	11.3%	$28,074	11.7%	$(542)	(2)%	(0.4)%
OnSale.com	637	57.3%	307	NMF	330	107%	NMF

Total SG&A expenses	$28,169	11.5%	$28,381	11.8%	$(212)	(1)%	(0.3)%

Total SG&A expenses decreased by $0.2 million, or 1%, in the third quarter of 2005 compared with the third quarter of 2004. As a percent of sales, total SG&A expenses decreased to 11.5% in the third quarter of 2005 from 11.8% in the third quarter of the prior year. The decrease in total SG&A expenses was primarily due to the $0.5 million decrease in Core business SG&A, offset by a $0.3 million increase in OnSale.com SG&A.

The decrease in Core business SG&A expenses was primarily due to a $0.6 million strategic decrease in advertising expenditures primarily supporting our consumer business, a $0.3 million decrease in credit card related fees and a $0.3 million decline in personnel costs. These declines were offset by a $0.7 million reduction in administrative and fulfillment service charges to eCOST.com compared to the same period in the prior year. As a percent of sales, SG&A expenses for Core business decreased to 11.3% in the third quarter of 2005 compared with 11.7% in the third quarter of the prior year. The decline in SG&A as a percent of net sales was primarily due to the 0.5% impact of net sales to eCOST.com on SG&A as a percent of net sales. Further, the advertising expenditure and credit card related fee reductions accounted for a 21 basis point and 9 basis point decline in SG&A as a percent of net sales, partially offset by a 28 basis point increase in SG&A as a percent of net sales from the reduction in service charges to eCOST.com and a 9 basis point increase in personnel costs as a percent of net sales. With the termination of certain transitional agreements with eCOST.com, we expect the year-over-year effect of lower service charges to eCOST.com to continue through the remainder of the year, which we also expect to be partially offset by a decrease in SG&A expenditures related to the performance of the reduced services.

For OnSale.com, SG&A expenses in the third quarter of 2005 were $0.6 million, an increase of $0.3 million from the third quarter of 2004 primarily due to a $0.2 million increase in personnel costs and a $0.1 million increase in advertising expenditures. OnSale.com SG&A as a percent of net sales was 57.3% in the third quarter of 2005. We believe OnSale.com’s SG&A as a percent of net sales in the third quarter of 2004 was not meaningful as it was in its first year of operations.

Net Interest Expense. Total net interest expense for the third quarter of 2005 increased to $0.7 million compared with $0.4 million in the third quarter of 2004. The increase in interest expense resulted from increased daily average borrowings on our credit facility as well as increases in our borrowing rate.

Income Tax Expense. We recorded an income tax expense of $0.4 million in the third quarter of 2005 compared to an income tax expense of $0.5 million in the third quarter of 2004. Our effective tax rate for the quarters ended September 30, 2005 and 2004 was 61% and 39%. The effective tax rate in the third quarter of 2005 was impacted by a reduction in the estimated effective tax rate for the full year of 2005, which is expected to be 35%.

Loss from Discontinued Operation. Loss from discontinued operation, net of taxes, which included the results of operation of eCOST.com, was $0.6 million for the three months ended September 30, 2004. We completed the eCOST.com spin-off in April 2005 and accordingly, we recognized no income (loss) from the discontinued operation of eCOST.com in the three months ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Consolidated Results of Operations

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2005	2004	$	%
Core business	$732,282	$711,217	$21,065	3%
OnSale.com	3,301	19	3,282	NMF

Total net sales	$735,583	$711,236	$24,347	3%

Total net sales for the nine months ended September 30, 2005 increased by $24.3 million, or 3%, compared to total net sales for the same period of 2004. This increase was primarily attributable to the increase in Core business net sales, which includes $30.2 million in net sales to eCOST.com under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005. These sales were generally made to eCOST.com at our cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement terminated in September 2005. We do not expect to make significant product sales to eCOST.com in the future.

Core business net sales for the nine months ended September 30, 2005 increased by $21.1 million, or 3%, compared to the same period of 2004 due primarily to the $30.2 million in sales to eCOST.com. Further, commercial net sales grew by $26.8 million, or 6%, to $468.9 million compared to the nine months ended September 30, 2004. These increases in net sales were offset by a decrease in consumer net sales of $29.4 million, or 15%, to $169.4 million, which resulted primarily from a 23% decrease in advertising expenditures supporting the consumer market and increased competition from direct sales by Apple, and a decrease in public sector net sales of $6.7 million, or 10%, to $63.5 million, which resulted primarily from competitive pricing pressures in the marketplace in the third quarter of 2005 and our decision not to pursue unprofitable transactions in such a competitive environment. During the second and third quarters of 2005, we managed our advertising expenditures based on our attempt to optimize returns on investment from such expenditures. We are uncertain if these year-over-year decreases in advertising levels will continue, and we expect to periodically adjust such advertising expenditures in the future based upon expected returns on investment from such expenditures, strategic consideration and other factors. However, should we continue to spend at these lower levels for advertising, or should there be increased competition from Apple’s direct sales, we would expect to continue to have year-over-year declines in consumer net sales.

OnSale.com net sales for the nine months ended September 30, 2005 were $3.3 million. OnSale.com’s net sales for the nine months ended September 30, 2004 were insignificant as it was in its first year of operations, and therefore we believe it provides no meaningful comparison to the nine months ended September 30, 2005.

Total sales of products manufactured by Apple and HP each represented 21% of total net sales for the nine months ended September 30, 2005 compared to 21% and 20% of total net sales for the nine months ended September 30, 2004.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2005		2004		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
Core business	$84,610	11.6%	$91,695	12.9%	$(7,085)	(1.3)%
OnSale.com	234	7.1%	19	100.0%	215	NMF

Total gross profit and gross profit margin	$84,844	11.5%	$91,714	12.9%	$(6,870)	(1.4)%

Total gross profit for the nine months ended September 30, 2005 decreased by $6.9 million, or 7%, compared to the total gross profit for the nine months ended September 30, 2004. Total gross profit margin for the nine months ended September 30, 2005 decreased by 1.4% compared to the nine months ended September 30, 2004. The decrease in total gross profit and total gross profit margin resulted primarily from the Core business segment, which gross profit decreased by $7.1 million, or 8%, and which gross profit margin decreased by 1.3% compared to the same period of last year. The decrease in Core business gross profit was partially offset by the increase in OnSale.com gross profit, which increased by $0.2 million in the current period compared to the same period in prior year.

The decrease in Core business gross profit was primarily the result of a more aggressive consumer pricing strategy due to competitive pressures. The decrease in Core business gross profit margin resulted from a 48 basis point dilutive impact of products sold to eCOST.com at cost under certain spin-off transition agreements, the competitive pricing strategy and a shift in customer mix towards lower margin commercial customers. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product mix, product acquisition and shipping costs, competition and other factors.

Gross profit for Onsale.com for the nine months ended September 30, 2005 was $0.2 million, representing 7.1% of its net sales for the period. OnSale.com’s gross profit margin for the nine months ended September 30, 2004 is not meaningful as OnSale.com did not begin product sales until the fourth quarter of 2004, and therefore we believe it provides no meaningful comparison to the nine months ended September 30, 2005.

Selling, General and Administrative Expenses. The following table presents our SG&A expenses, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2005		2004		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$86,099	11.8%	$87,033	12.2%	$(934)	(1)%	(0.4)%
OnSale.com	1,798	54.5%	960	NMF	838	87%	NMF

Total SG&A expenses	$87,897	11.9%	$87,993	12.4%	$(96)	—%	(0.5)%

Total SG&A expenses decreased by $0.1 million in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. As a percent of sales, total SG&A expenses decreased to 11.9% in the nine months ended September 30, 2005 from 12.4% in the nine months ended September 30, 2004. The decrease in total SG&A expenses was primarily due to the $0.9 million decrease in Core business SG&A, offset by the $0.8 million increase in OnSale.com SG&A.

The decrease in Core business SG&A expenses was primarily due to a $2.4 million strategic decrease in advertising expenditures primarily supporting our consumer business and a $0.4 million decrease in credit card related fees. These declines were partially offset by a $0.8 million reduction in administrative and fulfillment service charges to eCOST.com compared to the same period in the prior year, as well as a $1.1 million increase in legal and accounting consulting expenses, which included $0.7 million of charges related to the implementation of the measures required or necessitated by the Sarbanes-Oxley Act of 2002, and a $0.4 million increase in personnel costs. As a percent of sales, SG&A expenses for Core business decreased to 11.8% in the nine months ended September 30, 2005 compared with 12.2% in the nine months ended September 30, 2004. The decline in SG&A as a percent of net sales was primarily due to a 0.5% impact of net sales to eCOST.com on SG&A as a percent of net sales and a 32 basis point decline in SG&A as a percent of net sales resulting from the decline in advertising expenditures. These decreases were partially offset by a 16 basis point increase in legal and accounting consulting expenses as a percent of net sales, a 12 basis point increase in personnel costs as a percent of net sales and an 11 basis point increase in SG&A as a percent of net sales resulting from the reduction in service charges to eCOST.com. With the termination of certain transitional agreements with eCOST.com, we expect the year-over-year effect of lower service charges to eCOST.com to continue through the remainder of the year, which we also expect to be partially offset by a decrease in SG&A expenditures related to the performance of the reduced services.

For OnSale.com, SG&A expenses in the nine months ended September 30, 2005 were $1.8 million, an increase of $0.8 million from the nine months ended September 30, 2004. The increase in OnSale.com SG&A in the current period is primarily due to a $0.5 million increase in personnel costs, a $0.1 million increase in advertising expenditures and a $0.1 million increase in order fulfillment costs. OnSale.com SG&A as a percent of net sales was 54.5% for the nine months ended September 30, 2005. We believe OnSale.com’s SG&A as a percent of net sales for the nine months ended September 30, 2004 was not meaningful as it was in its first year of operations.

Net Interest Expense. Total net interest expense for the nine months ended September 30, 2005 increased to $2.1 million compared with $1.4 million in the same period of 2004. The increase in interest expense resulted from increased daily average borrowings on our credit facility as well as increases in our borrowing rate.

Income Tax Expense (Benefit). We recorded an income tax benefit of $1.8 million in the nine months ended September 30, 2005 compared to an income tax expense of $0.9 million in the nine months ended September 30, 2004. We utilized an effective tax rate of 35% and 39% for the nine months ended September 30, 2005 and 2004.

Loss from Discontinued Operation. Loss from discontinued operation, net of taxes, which includes the results of operation of eCOST.com which we spun-off in April 2005, was $1.8 million for the nine months ended September 30, 2005 compared to loss from discontinued operation, net of taxes, of $0.4 million in the same period of 2004. The $1.4 million change in the current period was due to an increase in operating losses from eCOST.com in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, and together with cash flows from operations and available borrowing capacity under our line of credit will be adequate to support our current operating plans for at least the next twelve months. If we need additional funds, such as for acquisitions or expansion, or to fund a significant downturn in our sales or an increase in our operating expenses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

We may in the future seek additional financing from public or private debt or equity financings to fund additional expansion, or to take advantage of opportunities or favorable market conditions. There can be no assurance that such financings will be available on terms favorable to us, if at all. To the extent any such financings involve the issuance of equity securities, existing stockholders could experience dilution.

As of September 30, 2005, we had cash and cash equivalents of $5.7 million and working capital of $33.0 million. Net cash provided by operating activities was $14.4 million for the nine months ended September 30, 2005 compared to net cash used in operating activities of less than $0.1 million for the nine months ended September 30, 2004. Operating cash flow was driven primarily by a decrease in inventory of $27.5 million to $51.3 million at September 30, 2005 from December 31, 2004, reflecting our increased efforts to optimize inventory levels, as well as a $9.3 million reduction of inventory formerly used to support the business of eCOST.com and the reductions from seasonally high inventory levels held at year end. Accounts receivable increased by $4.8 million to $97.2 million at September 30, 2005 from December 31, 2004 and average days sales outstanding remained flat. Accounts payable decreased by $1.9 million during the first nine months of 2005 reflecting lower purchases made during this period and our aggressive utilization of vendor early-pay discounts. Net cash used in investing activities was $2.5 million and $2.4 million for the nine months ended September 30, 2005 and 2004, relating to capital expenditures in each of the periods. Net cash used in financing activities was $12.8 million for the nine months ended September 30, 2005, driven primarily by the net payment on our line of credit of $11.9 million, compared to net cash provided by financing activities of $1.0 million for the nine months ended September 30, 2004, driven primarily by $14.2 million of net borrowings under our line of credit, $2.1 million of net borrowings under our note payable and $1.2 million of proceeds from stock issued under our stock option plans, partially offset by a $16.5 million decrease in book overdraft.

Credit Facility and Note Payable

On September 1, 2005, we entered into an Amended and Restated Loan and Security Agreement with an effective date of August 1, 2005. The agreement is substantially the same as our previous agreement, but has the following material provision changes: the total line of credit increased from $75.0 million to $100.0 million; the maturity date of the facility was extended from March 2007 to March 2008; credit card receivables are included in the borrowing base up to $7.5 million; receivables of up to $5.0 million from our former subsidiary, eCOST.com, are included in the borrowing base; and the unused line fee provisions were amended to provide that the existing unused line fee of 0.25% per annum will be assessed on the unused portion of the credit facility up to $60.0 million, unless the outstanding borrowings under the credit facility exceed $75.0 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80.0 million. The amended agreement also included a line increase fee of $62,500, a syndication fee of $25,000 and an extension fee of $100,000, which we deferred (included in “Other assets” on our Consolidated Balance Sheets) and began amortizing over the remaining modified term of the agreement beginning in the third quarter of 2005. The foregoing description of the Amended and Restated Loan and Security Agreement does not purport to be complete and is qualified by the terms of the agreement, which is included as Exhibit 10.1 to this Form 10-Q.

The asset-based revolving credit facility provided under the agreement (the “line of credit”) functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a 2% spread. The line of credit is secured by substantially all of our assets. The line of credit has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at September 30, 2005. In February 2005, we terminated a flooring credit facility, which functioned in lieu of a vendor trade payable for inventory purchases and did not bear interest if paid within terms specific to each vendor. We did not draw any substantial amounts on the flooring credit facility during 2005 and 2004.

At September 30, 2005 and December 31, 2004, we had $37.2 million and $49.0 million of net working capital advances outstanding under the line of credit and had no borrowings under the flooring credit facility at December 31, 2004. We had $20.7 million available to borrow for working capital advances under the line of credit at September 30, 2005. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early-pay discounts. In addition to the security interests required by the line of credit, certain of our vendors have security interest in some of our assets related to their products.

In connection with and as a part of the line of credit, we entered into a term note, which matures in September 2011. As of September 30, 2005, we had borrowed $3.5 million under the term note, payable in equal monthly principal payments plus interest at the prime rate and have $2.9 million outstanding under the term note. As of September 30, 2005, we have reflected $0.5 million of the principal amount of the term note in current liabilities as “Note payable-current” and $2.4 million of the principal amount in non-current liabilities as “Note payable” on our Consolidated Balance Sheets, based on the timing of scheduled payments. Our note payable matures as follows: $125,000 in the remainder of 2005; $500,000 annually in each of the years 2006 through 2009 and $750,000 thereafter.

As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. Any launch of a new business venture or any acquisition and the ensuing integration of the operations of the acquired company with those of ours would place additional demands on our management, and operating and financial resources.

Inflation

Inflation has not had a material impact on our operating results; however, there can be no assurance that inflation will not have a material impact on our business in the future.

Dividend Policy

We have not paid cash dividends on our capital stock and do not currently anticipate paying dividends in the future. We intend to retain our earnings to finance the growth and development of our business.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 30, 2005 (in thousands) which have materially changed from December 31, 2004, including the future periods in which payments are expected. Additional details regarding these obligations are provided in Note 9 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Details regarding our total contractual obligations as of December 31, 2004 can be found in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$2,108	$234	$816	$726	$332

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

For a discussion of “Certain Relationships and Related-Party Transactions,” see Part I, Item 1, Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q, which is incorporated herein by reference.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of SFAS 123R such that the effective date of the new standard for our financial statements is the first fiscal quarter of 2006. We have not yet determined the impact of adopting SFAS 123R on our consolidated results of operations or financial position.

For a discussion of other recent accounting pronouncements, see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Form 10-Q, which is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the Management’s Discussion and Analysis above, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions to identify forward-looking statements. Such statements include the statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding management’s ability to make adjustments to enhance our performance; cash position; expense reductions; sales growth; corporate and public sector sales initiatives; the effect of our reinvestment in our sales force; reduction of SG&A; the impact of our Canadian call center on operating results and the amount and timing of related subsidies; the level of advertising expenditures and the resulting impact on our sales; the impact of competition, including competing sales by some of our largest vendors; expected future sales to eCOST.com and the impact of any such sales on our results of operations; estimated amortization expense; the sufficiency of our capital resources and any need for additional financing; the impact of inflation; the effect of any change in interest rates; the prospects for our OnSale.com subsidiary; our growth strategy, including the possibility of acquisitions and new business ventures and their impact on our resources; and the impact of the adoption of SFAS 123R. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include, but are not limited to, the following:

•	our revenues are dependent on sales of products from a small number of vendors, including Apple, HP, Ingram Micro, Lenovo, Microsoft and Tech Data, and loss of any key vendor, a decline in sales of products from these vendors, pricing pressures or a decrease in supply of or demand for these products could materially impact our business;

•	we do not have long-term supply agreements or guaranteed price, delivery or payment arrangements with our vendors, and our agreements with our vendors are generally terminable within 30 days;

•	our success is dependent in part upon the ability of our vendors to develop and market products that meet the changing requirements of the marketplace and our ability to sell popular products;

•	we may not be able to maintain existing or build new vendor relationships, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations;

•	our narrow gross margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events;

•	we experience variability in our net sales and net income on a quarterly basis;

•	the transition of our business strategy to increase our corporate and public sector sales and our increased infrastructure investments in our outbound telemarketing sales models may not improve our profitability or result in expanded market share;

•	the success of our Canadian call center is dependent on our receipt of government credits;

•	existing or future government and tax regulations could expose us to liabilities or costly changes in our business operations;

•	we may not be able to achieve or maintain profitability and our operating results may be difficult to predict;

•	we have limited experience operating in the Philippines, which could prevent us from realizing expected cost savings or from enhancing our marketing content on the Internet and other customer acquisition and retention activities through our Philippines operation;

•	if we fail to accurately predict our inventory risk, our margins may decline as a result of write downs of our inventory due to lower prices obtained from older or obsolete products;

•	we may need additional or continued financing from third party investors or our vendors and may not be able to raise or maintain such financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders;

•	we may be subject to claims regarding our intellectual property, our business processes or the products we sell, any of which could result in expensive litigation, distract our management or force us to enter into costly royalty or licensing agreements;

•	we may fail to expand our merchandise categories, product offerings, website and processing systems in a cost-effective and timely manner as may be required to efficiently operate our business;

•	we may not be able to retain key personnel or attract and retain additional personnel;

•	our inability to effectively manage our growth may prevent us from successfully expanding our business;

•	our advertising, marketing and promotional efforts may be costly and may not achieve desired results;

•	changes and uncertainties in the economic climate could affect the rate of information technology spending by our customers, which would have an impact on our business;

•	increased product returns or a failure to accurately predict product returns could decrease our revenues and impact profitability;

•	our business may be harmed by fraudulent activities on our website, including fraudulent credit card transactions;

•	our facilities and systems are vulnerable to natural disasters or other catastrophic events;

•	our success is in part dependent on the quality and utilization of the information generated by our management information systems, and it will be necessary for us to upgrade such systems on a regular basis in the future;

•	we may not be able to compete successfully against existing or future competitors, which include some of our largest vendors;

•	our success is tied to the continued use of the Internet and the adequacy, security and reliability of the Internet and telecommunication infrastructures;

•	we rely on independent shipping companies to deliver the products we sell and may experience delays or increased costs; and

•	if we fail to maintain the adequacy of our internal controls, as such standards are established, modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.

The list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our reports filed with the SEC, including, but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if our experience or future changes show that the indicated results or events will not be realized.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At September 30, 2005, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have exposure to the risks of fluctuating interest rates on our line of credit. The variable interest rate on our line of credit is tied to the prime rate or the London Interbank Offered Rate, at our discretion. If the variable rate on our line of credit changes, we may be required to pay more interest.

It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, we did not have significant overall currency exposure as of September 30, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 in timely alerting them to material information required to be included in this report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the stockholders held on July 12, 2005, the following matters were submitted to a vote of the stockholders of PC Mall, Inc.:

1. The reelection as directors of Frank F. Khulusi, Mark C. Layton, Thomas A. Maloof and Ronald B. Reck, all of whom were reelected at the annual meeting. Each of the directors received the following votes:

	FOR	WITHHELD
Frank F. Khulusi	8,716,551	1,849,114
Mark C. Layton	10,127,699	437,966
Thomas A. Maloof	10,193,044	372,621
Ronald B. Reck	10,117,129	448,536

2. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

	FOR	AGAINST	ABSTENTIONS
Appointment of Independent Registered Public Accounting Firm	10,451,140	113,071	1,454

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1**	Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among the Registrant, certain subsidiaries of the Registrant, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc, filed September 8, 2005)

31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Incorporated herein by reference.

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: November 8, 2005	By:	/s/ Theodore R. Sanders
Theodore R. Sanders
Chief Financial Officer

(Duly Authorized Officer of the Registrant and
Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1**	Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among the Registrant, certain subsidiaries of the Registrant, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc, filed September 8, 2005)

31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Incorporated herein by reference.