Form 10-K
period 2005-12-31
PC MALL INC
filed 2006-03-31
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $43.9 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2006, the registrant had 11,773,145 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PC MALL, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, and litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

•	our beliefs relating to the benefits to be received from our Philippines office and Canadian call center, including tax credits and reduction in labor costs over time;
•	our competitive advantages and growth opportunities;
•	our ability to increase profitability and revenues;
•	our focus on what we believe are high-growth segments of the market;
•	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
•	our ability to penetrate the public sector market;
•	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future advertising levels and the effect on consumer sales;
•	our ability to capitalize on our inbound and outbound telemarketing and our expectations regarding related expense levels and their effect on profitability;
•	our ability to generate vendor supported marketing;
•	our ability to limit risk related to price reductions;
•	our use of management information systems;
•	our expectations regarding competition;
•	our compliance with laws and regulations; and
•	our expectations regarding our working capital, liquidity and cash flows from operations.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail under the heading “Risk Factors” in Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.

ITEM 1.	BUSINESS

General

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripherals, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, ClubMac and PC Mall Gov brands, our websites pcmall.com, macmall.com, clubmac.com, pcmallgov.com and onsale.com, and other promotional materials.

During the third quarter of 2005, we opened an office in the Philippines, which we believe should provide us an opportunity to reduce our administrative and back-office labor costs over time. The opening of the

Philippines office has allowed us to devote additional resources towards enhancing our marketing content on the Internet, and other customer acquisition and retention activities, in an effort to increase sales in a cost-effective manner. We have recently added certain call-center activities, including customer service, technical support and various inbound sales, to our Philippines office.

On September 1, 2004, eCOST.com, Inc. (“eCOST.com”), our former subsidiary, completed the sale of 3,465,000 shares of its common stock for an aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million (the “IPO”). eCOST.com incurred approximately $2.0 million of offering expenses in connection with the offering. eCOST.com also paid a dividend of $2.5 million to us through a non-cash settlement of the capital contribution due from us outstanding at the completion of the IPO. Following the IPO, we owned 80.2% of the outstanding common stock of eCOST.com.

In September 2004, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. An Administrative Services Agreement, under which we provided certain transitional administrative services to eCOST.com, terminated on September 1, 2005 in accordance with the terms of the agreement. We continue to provide certain information technology services to eCOST.com under an Information Technology Systems Usage and Services Agreement, which expires on August 31, 2006. On March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement. For a more detailed discussion of the Master Separation and Distribution Agreement and certain other agreements providing for the separation and distribution, you can refer to the information under the heading “Certain Relationships and Related Transactions” in Part III, Item 13 of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on May 2, 2005 and to Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

On April 11, 2005, we completed the spin-off of eCOST.com by distributing all of our 80.2% ownership interest in eCOST.com to our stockholders. We distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result, we distributed to our stockholders an aggregate of 14,000,000 shares of eCOST.com common stock, which had an aggregate market value of approximately $90.3 million based on the last sale price for eCOST.com common stock on the NASDAQ National Market on April 11, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for all periods presented herein.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, our wholly-owned subsidiary, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”), entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005.

For more information on the discontinued operation of eCOST.com, see Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

In June 2003, we established a call center in Montreal, Canada, serving the United States (“U.S.”) market. We believe that the Canadian call center allows us to access an abundant, educated labor pool and benefit from a Canadian government labor subsidy that extends through approximately the end of 2007. During the years through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program. We have prepared claims for $2.3 million for the year ended December 31, 2004 and $0.4 million for the year ended December 31, 2003, for which we received a payment of $0.4 million in cash for the 2003 claim in April 2005. We accrued $3.0 million of labor credits for the year ended December 31, 2005 and we are in the process of preparing the related annual claim.

In June 2002, we formed Onsale, Inc. as a wholly-owned subsidiary. We acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002. In October 2003, we formally launched OnSale.com and we began product sales in the fourth quarter of 2004. OnSale.com is focused on selling computer and consumer electronic products, primarily on the Internet.

We operate in two reportable segments: (1) a rapid response supplier of technology solutions for businesses, government and educational institutions, as well as consumers, collectively referred to as “Core business” and (2) an online retailer of computer and consumer electronic products under the OnSale.com brand. Beginning in the first quarter of 2003, we integrated our former eLinux segment into the Core business segment. Also, beginning in the third quarter of 2003, the OnSale.com segment, which was previously reported as part of the Core business, was established as a new segment. Prior period segment amounts have been reclassified to reflect the new segment presentation. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Strategy

Our strategy is to be a leading rapid response direct marketer of a broad range of computers, software and related technology and consumer electronic products and solutions to businesses, government and educational institutions and individual consumers. Specific elements of our operating strategy include:

Continued Development of Outbound Telemarketing. During 2005, we continued to intensify our outbound telemarketing efforts to focus on the small and medium-sized business market, as well as large enterprise, government and education markets. We believe that inherent cost efficiencies and our purchasing power with key vendors provide us with competitive advantages and growth opportunities to acquire market-share from small value-added resellers (“VARs”). In 2005, we modified our strategy of aggressively hiring new outbound account executives and placed a greater focus on increasing the productivity of our existing outbound telemarketing sales force through enhanced training and tools. We expect to continue our efforts to increase the productivity of our outbound telemarketing sales force.

As discussed above, we opened a new outbound call center in Canada in June 2003 to allow us to access an abundant, educated labor pool and to benefit from a government labor subsidy that extends through the end of 2007. As of December 31, 2005, we had 246 outbound telemarketing account executives in our Canadian sales office compared to 244 at December 31, 2004. In support of our overall objectives for the outbound telemarketing group, in 2005, we launched a new Customer Relationship Management (“CRM”) system called X Sale which is designed to provide better capability for managing our commercial customer relationships and our leads to our sales force. In addition, we also added resources through our Philippines operation in an effort to provide more and better content on the products we sell and enhance our outbound telemarketing sales force’s performance.

Focus on Sales of Enterprise Products. We continue to focus on sales of enterprise products such as networking products, servers, storage and volume licensing, which we believe represent high growth segments of the enterprise market. These products are sold primarily by our direct sales force known as Wareforce (formerly Wareforce and CCIT). We are authorized or otherwise have the ability to sell Cisco, HP, IBM, Lenovo, Microsoft, Symantec and other name brand enterprise products. We are also authorized to sell contractual licenses from leading publishers like Microsoft and IBM/Lotus to large enterprise customers as well as government and educational institutions. In the fourth quarter of 2005, we combined our two enterprise subsidiaries, Wareforce and CCIT, into one legal entity and reorganized them into one operating company called Wareforce Corp. This combination allows the CCIT sales force to benefit from the infrastructure and resources that Wareforce brings to the enterprise market.

Leverage Apple Market Position. Throughout 2005, we continued to be a leading rapid response direct marketer of Apple products. We believe our position provides us opportunities to acquire new customers as well as increase sales to existing customers. Our sales of Apple products in 2005 were $206.8 million, an increase of $0.9 million, or 0.4%, compared to $205.9 million in 2004, and a cumulative increase of $6.6 million, or 3.3%, compared to $200.2 million in 2003. During 2005, we published 13 editions of our MacMall catalog with a circulation of 17.5 million copies, a 12% decrease from the prior year’s 19.8 million circulation. The decrease in MacMall catalog circulation was due to our attempt to improve the profitability of our catalog response rate.

Increased Relationship-Based Selling. Our account executives are trained in relationship building with their customers and in offering high levels of service. We are committed to relationship-based selling. Account executives are trained and empowered to handle a variety of customer needs, including ongoing customer service and returns-related issues. Additionally, account executives bring product expertise to bear as needed from within the company, leveraging technical specialists supporting our leading manufacturers including Apple, Cisco, HP, IBM, Lenovo, Microsoft and Symantec.

Leverage of Internet Expertise. We have been involved in Internet e-commerce since 1995 and are focused on leveraging our Internet expertise. In 2005, we expanded our use of “Corporate Access Pages,” or CAP sites, which are custom extranet-based dedicated websites that are designed to allow business and public sector customers to perform routine tasks online and give account executives increased time for acquiring new customers. In October 2003, we formally launched OnSale.com, which today is focused on selling computer and consumer electronic products primarily on the Internet.

Penetration of the Public Sector Market. In April 2002, we formed PC Mall Gov, Inc. (“PC Mall Gov”) and hired an experienced public sector technology executive to lead its public sector sales efforts, which includes sales to federal, state and local governmental departments and agencies, as well as educational institutions. We believe that PC Mall Gov’s purchasing power and rapid response technology is well suited to support the procurement models of government and education buyers. PC Mall Gov is focused on establishing a larger presence in the federal government market. PC Mall Gov sales in 2005 decreased 12% over 2004 but increased a cumulative 3% over 2003.

Marketing and Sales

We design our marketing programs to attract new customers and to stimulate additional purchases by previous customers. We employ outbound telemarketing sales techniques to establish new customer relationships with businesses, selectively mail catalogs to prospective customers and advertise on the Internet and, to a limited extent, in major computer user magazines such as Federal Computer Week and MacWorld. In addition, we obtain the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers. We offer products and services to businesses, government and educational institutions, as well as individual consumers, primarily within the U.S.

We utilize sophisticated analysis tools designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques. The analysis combines optimization techniques with multiple models to more effectively match offers to individuals and businesses in an effort to provide the most profitable results.

Inbound and Outbound Telemarketing. We believe that much of our success has come from the quality and training of our account executives. Account executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions, and processing product orders. Account executives have the authority to vary prices within specified parameters in order to meet prices of competitors. In addition, account executives undergo an initial sales training program focusing on use of our systems, product offerings and networking solutions, sales techniques, phone etiquette and customer service. Account executives attend regular training sessions to stay up-to-date on new products. Account executives staff our toll-free order lines 24 hours a day, seven days a week. Customer service and technical support personnel assist outbound and inbound telemarketing account executives. Our phone and computer systems are used for order entry, customer tracking and inventory management. In mid 2005, we introduced a new CRM system called X Sale for our outbound account executives to assist them in the prospecting and account management functions. We also introduced a Customer Acquisition and Retention Development (“CARD”) model for the outbound account executives to support the ability of the account executives to sell across more product categories into their accounts.

Catalogs. We published 12 editions of our PC Mall catalog during 2005 and distributed approximately 4.9 million PC Mall catalogs, a decrease of 19% compared to 6.9 million catalogs distributed in 2004 and a cumulative 56% decrease compared to 11.1 million catalogs distributed in 2003. We published 13 editions of our MacMall catalog in 2005 and distributed approximately 17.5 million catalogs, a decrease of 12% compared to the 19.8 million catalogs distributed in 2004 and a cumulative 30% decrease compared to 25.1 million catalogs distributed in 2003. Active PC Mall and MacMall customers receive a catalog several times a year depending upon purchasing history, and we include a catalog with most orders shipped, as well as special promotional flyers and manufacturers’ product brochures. We also published and distributed ClubMac and PC Mall Gov catalogs in 2005, totaling an additional 18 editions, with approximately 2 million catalogs.

We create all of our catalogs in-house with our own design team and production artists. We believe the in-house preparation of catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

The Internet. We operate several websites, including pcmall.com, macmall.com, clubmac.com, pcmallgov.com and onsale.com. Our websites offer features such as on-line ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate an extranet for our corporate customers, called CAP sites. CAP sites provide custom catalogs and online purchasing channels for business and corporate customers and their employees. CAP sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing the account executive’s time for acquiring new customers. Sales generated through the Internet have grown rapidly for us as we offer our customers a convenient means of shopping and ordering our products. Our websites also serve as another source of new customers. During 2005, 2004 and 2003, our consolidated direct Internet sales were $162.2 million, $138.9 million and $107.5 million, representing 16%, 14% and 12% of our total net sales.

Vendor Supported Marketing. We sell advertising space in our catalogs and on our websites and provide vendor supported outbound telemarketing campaigns. These advertising sales generate funds that have historically offset a substantial portion of the expense of publishing and distributing the catalogs. We also develop marketing campaigns designed to maximize product sales and we receive funds from our vendors in the form of cooperative marketing allowances, volume incentive rebate programs and other programs.

Commercial Sales. We fulfill the specific needs of commercial buyers, including businesses, and government and educational institutions, through an outbound telemarketing sales force and a direct sales force. The sales forces are trained in our systems, processes and our products, and then provided leads of corporate or public sector customers in the U.S. Account executives prospect aggressively into their lead pool to build relationships with new buying customers. Our sales staff strives to build long-term relationships with commercial customers through regular phone contact and personalized service. Commercial customers may choose from several purchase or lease options for financing product purchases, and we extend credit to certain commercial customers based upon an evaluation of each customer’s financial condition and credit history.

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

The following table sets forth our net sales by major product categories as a percentage of total net sales for the periods presented, determined based upon internal product code classifications:

	Year Ended December 31,
	2005	2004	2003
Desktops and servers	16.3%	16.7%	18.4%
Notebooks	15.6	17.3	17.7
Software	15.1	15.3	13.1
Printers and related supplies	8.3	8.5	8.9
Storage and related supplies	8.0	8.1	8.6
Home electronics	7.9	5.6	4.9
Displays	7.7	7.9	8.0
Network and telecommunications	5.4	5.2	4.5
Accessories	4.3	4.0	3.6
Memory	3.5	4.0	3.5
Input devices	1.8	1.7	1.9
Other (1)	6.1	5.7	6.9

Total	100.0%	100.0%	100.0%

(1)	Other consists primarily of other electronic products, income from configuration charges, sales of extended warranties and other consumer products.

Purchasing and Inventory

We believe that effective purchasing is a key element of our strategy to provide name brand computer products and related software and peripherals at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. Products manufactured by HP accounted for 21.4% of net sales in 2005, 21.5% of net sales in 2004 and 21.5% of net sales in 2003. Products manufactured by Apple represented approximately 20.8%, 20.6% and 23.4% of our net sales in 2005, 2004 and 2003. We are also linked electronically with fourteen distributors or manufacturers, which allows account executives to view distributor product availability online and drop-ship product directly to customers. The benefits of this program include reduced inventory carrying costs, higher order fill rates and improved inventory turns.

Most key vendors have agreements to provide us with market development funds to assist in the active marketing and sales of their products. Such funds help offset portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs for their products, as well as other costs incurred to market their products. Termination or interruption of our relationships with our vendors, or modification of the terms of or discontinuance of our agreements with our vendors, could adversely affect our operating results. Our success is dependent in part upon the ability of our vendors to develop and market products that meet the changing requirements of the marketplace. As is customary in our industry, we have no long-term supply contracts with any of our vendors. Substantially all of our contracts with our vendors are terminable upon 30 days’ notice or less.

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

Backlog

Our backlog generally represents open, cancelable orders. We do not believe that backlog is useful for predicting our future sales.

Distribution

We operate a full-service 212,000 square foot distribution center in Memphis, Tennessee and a 20,254 square foot warehouse facility in Irvine, California. The Memphis warehouse is our primary distribution center and is strategically located near the Federal Express main hub in Memphis, which allows most orders of in-stock products accepted by 10:00 p.m. Eastern Time to be shipped for delivery by 10:30 a.m. the following day via Federal Express, if requested by the customer. Upon request, orders may also be shipped at a lower cost using other modes of transportation such as United Parcel Service delivery. The Irvine warehouse primarily functions as a custom configuration and distribution center for Wareforce’s corporate customers. We believe that our existing distribution facilities are adequate for our current needs.

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

We also have electronic purchasing and drop shipping systems for products that are not in stock at our distribution centers. Fourteen distributors or manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit an electronic order for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received.

Management Information Systems

We have committed significant resources to the development of sophisticated computer systems that are used to manage our business. Our computer systems support telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution and facilitate the preparation of daily operating control reports which are designed to provide concise and timely information regarding key aspects of our business. The systems allow us to, among other things, monitor sales trends, make informed purchasing decisions, and provide product availability and order status information. In addition to the main computer systems, we have systems of networked personal computers. We also apply our management information systems to the task of managing our inventory. We believe that in order to remain competitive we need to upgrade our management information systems on a regular basis.

Our success is dependent on the accuracy and proper utilization of our management information systems and our telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures. We currently operate our management information systems using an HP3000 Enterprise System. Hewlett-Packard has indicated that it will support this system until December 2008, by which time we expect that we will need to seek third party support for such systems or upgrade our management information systems hardware and software. Any interruption, corruption, degradation or failure of our management information systems or telephone system could adversely impact our ability to receive and process customer orders on a timely basis.

Retail Showrooms

We currently operate three retail showrooms, located in Santa Monica and Torrance, California, and Memphis, Tennessee, that are targeted at consumers and small businesses residing in the local area.

Competition

The business of direct marketing of computer and consumer electronic products is highly competitive. We believe that competition in our market is based predominantly on:

•	price;
•	product selection, quality and availability;
•	shopping convenience;
•	customer service; and
•	brand recognition.

We compete with a variety of companies that can be divided into several broad categories:

•	other direct marketers, including CDW, Insight Enterprises and PC Connection;
•	computer retail stores and resellers, including superstores such as Best Buy and CompUSA;
•	hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users;
•	online resellers, such as Amazon.com, Newegg.com and TigerDirect.com;
•	government resellers such as GTSI and CDWG;
•	software only resellers such as Soft Choice and Software House International; and
•	other direct marketers and value added resellers of hardware, software and computer-related and electronic products.

Barriers to entry are relatively low in the direct marketing industry and the risk of new competitors entering the market is high. The markets in which our retail showrooms operate are also highly competitive.

The manner in which the products and services we sell are distributed and sold is changing, and new methods of sales and distribution have emerged. Computer resellers are consolidating operations and acquiring or merging with other resellers to achieve economies of scale and increased efficiency. Our largest manufacturers have sold, and continue to intensify their efforts to sell, their products directly to customers. To the extent additional manufacturers adopt this selling format or this trend becomes more prevalent, it could adversely affect our sales and profitability. In addition, traditional retailers have entered and may increase their penetration into the direct mail channel. The current industry reconfiguration and the trend toward consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit.

Although many of our competitors have greater financial resources than we do, we believe that our ability to offer businesses, government and educational institutions and individual consumers a wide selection of products, at competitive prices, with prompt delivery and a high level of customer service, together with good relationships with our vendors and suppliers, allows us to compete effectively. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their websites and systems development than we can. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. Some of our competitors have reduced their prices in an attempt to stimulate sales. If competition or technological changes causes the prices of products we offer to decrease, we must sell a greater number of products to achieve the same level of net sales and gross profit. If prices decrease and we are unable to attract new customers and sell increased quantities of products, our sales and profitability could be adversely affected. There can be no assurance that we can continue to compete effectively against existing or new competitors that may enter the market. We believe that competition may increase in the future, which could require us to adopt competitive pricing strategies, which could include reduced prices or a decision not to raise prices to offset any cost increases; increase advertising expenditures; or take other competitive actions that may have an adverse effect on our operating results.

Intellectual Property

We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including our domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and administrative proceedings to be successful. We have numerous trademarks and service marks that we consider to be material to the successful operation of our business. The most important are PC MALL, MACMALL and WAREFORCE, which we currently use in connection with telephone, mail order, catalog and/or online retail services. We have registrations for PC MALL and MACMALL in the U.S. and in numerous foreign jurisdictions for telephone, mail order, catalog and/or online retail services, and applications in the U.S. and foreign jurisdictions for WAREFORCE for a variety of online services. In addition, we consider ONSALE and the ONSALE and price tag logo marks to be material to the successful operation of our business, and have registrations for the ONSALE and price tag logo mark in the U.S. and in numerous foreign jurisdictions for auction services and/or online retail store services, and pending applications for ONSALE in the U.S. and in numerous foreign jurisdictions for auction services and/or online retail store services.

Third parties have asserted, and may in the future assert, that our business or the technologies we use infringe their intellectual property rights. We may be subject to intellectual property legal proceedings and claims in the ordinary course of our business. If we are forced to defend against any other third-party infringement claims, we could face expensive and time-consuming litigation and be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies we are found to infringe. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time-consuming, or enter into costly royalty or licensing agreements.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2005, 2004 and 2003 are summarized in Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which we incorporate herein by reference.

Employees

As of December 31, 2005, we had 1,275 full-time employees. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

We consider our employee relations to be good. None of our employees is represented by a labor union, and we have experienced no work stoppages.

Regulatory and Legal Matters

Our direct response business is subject to the Mail or Telephone Order Merchandise Rule and other related regulations promulgated by the Federal Trade Commission and laws or regulations directly applicable to access to or commerce on the Internet. While we believe we are currently in compliance with such laws and regulations and have implemented processes, programs and systems to address our ongoing compliance with such regulations, no assurances can be given that new laws or regulations will not be enacted or adopted, or that our processes, programs and systems will be sufficient to comply with present or future laws or regulations, which might adversely affect our operations. Due to the increasing popularity and use of the Internet, it is likely that new laws and regulations will be adopted with respect to the Internet, including laws and regulations that may impose additional restrictions or burdens on our business. Moreover, the growth and development of the market for Internet commerce could prompt calls for more stringent consumer protection laws that, if enacted, could impose additional restrictions or burdens on companies conducting business over the Internet. In addition to imposing restrictions or burdens on our business, the adoption of any additional laws or regulations with respect to the Internet may decrease the growth of Internet usage, which, in turn, could decrease the demand for and growth of our Internet-based sales.

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

Available Information

We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, if any, available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. We have also adopted a code of conduct and ethics that applies to our directors, officers and employees which is available on our website. Our corporate website address is www.pcmall.com. The information contained on our website is not part of this report or incorporated by reference herein.

The public may read and copy any materials we file with or furnish to the SEC at the Public Reference Room maintained by the SEC located at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying costs. The SEC can be reached at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. We are an electronic filer with the SEC and all reports filed or furnished by us with the SEC are also available free of charge via EDGAR through the SEC’s website at www.sec.gov.

Executive Officers of the Registrant

Our executive officers as of March 30, 2006 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	39	Chairman of the Board, President and Chief Executive Officer
Theodore R. Sanders	51	Chief Financial Officer and Treasurer
Daniel J. DeVries	44	Executive Vice President – Marketing
Kristin M. Rogers	47	Executive Vice President – Sales
Robert I. Newton	40	General Counsel and Secretary

The following is a biographical summary of the experience of the executive officers:

Frank F. Khulusi is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987, served as President until July 1999, and resumed the office of President in March 2001. Mr. Khulusi attended the University of Southern California.

Theodore R. Sanders has served as our Chief Financial Officer since September 1998 and was our Vice President – Controller from May 1997 to September 1998. Prior to joining our company, Mr. Sanders spent ten years with the Pittston Company in various senior finance roles including Controller of its Burlington Air Express Global division and Director of Internal Audit. Mr. Sanders started his career with Deloitte & Touche and rose to the position of Manager. Mr. Sanders is a C.P.A. and received a B.S.B.A. degree from Nichols College.

Daniel J. DeVries has served as our Executive Vice President – Marketing since February 1996 and was our Senior Vice President from October 1994 to that time. Mr. DeVries is responsible for marketing and consumer sales strategy. From April 1993 to October 1994, he held various sales and marketing positions with our company. From July 1988 to April 1993, Mr. DeVries was a Regional Manager for Sun Computers, a computer retailer. Mr. DeVries attended the University of Michigan.

Kristin M. Rogers joined us in February 2000 and was appointed as our Executive Vice President – Sales in June 2001. Ms. Rogers is responsible for commercial sales strategy. Prior to joining us, Ms. Rogers held a variety of positions with Merisel, a computer wholesale distributor from 1980 through 1999, the most recent position being Senior Vice President and General Manager of the U.S. region. In addition, Ms. Rogers spent one year (1997) as Executive Vice President and General Manager of the U.S. region for Micro Warehouse, a direct marketer based in Norwalk, Connecticut. Ms. Rogers received a B.A. degree in Political Science from Bates College (Lewiston, Maine).

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

ITEM 1A.	RISK FACTORS

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, Lenovo, Microsoft and Sony. For example, products manufactured by HP accounted for 21.4% of net sales in 2005, 21.5% of net sales in 2004 and 21.5% of net sales in 2003, and products manufactured by Apple represented approximately 20.8% of net sales in 2005, 20.6% of net sales in 2004 and 23.4% of net sales in 2003. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

Certain of our key vendors provide us with incentives and other assistance that reduce our operating costs, and any future decline in these incentives and other assistance could materially harm our operating results.

Certain of our key vendors, including Apple, HP, Ingram Micro, Lenovo, Microsoft, Sony and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with most of our key vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple or HP, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow.

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

Substantially all of our agreements with vendors are terminable upon 30 days’ notice or less. For example, we are an authorized dealer for the full retail line of HP products, sales of which represented 21.4% of our net sales in 2005, and Apple products, sales of which represented 20.8% of our net sales in 2005, but HP and Apple can terminate our dealer agreements upon 30 days’ notice. Vendors that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other resellers or channels. Any termination, interruption or adverse modification of our relationship with a key vendor or a significant number of other vendors would likely adversely affect our operating income, cash flow and future prospects.

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

We experience variability in our net sales and net income on a quarterly basis as a result of many factors. These factors include the frequency of our catalog mailings, introduction or discontinuation of new catalogs, the introduction of new products or services by us and our competitors, changes in prices from our suppliers, the loss or consolidation of significant suppliers or customers, general competitive conditions such as pricing, our ability to control costs, the timing of our capital expenditures, the condition of the personal computer and electronics industry in general, seasonal shifts in demand for computer and electronics products, industry announcements and market acceptance of new products or upgrades, deferral of customer orders in anticipation of new product applications, product enhancements or operating systems, the relative mix of products sold during the period, any inability on our part to obtain adequate quantities of products carried in our catalogs, delays in the release by suppliers of new products and inventory adjustments, our expenditures on new business ventures, adverse weather conditions that affect response, distribution or shipping to our customers, and general economic conditions and geopolitical events. Our planned operating expenditures each quarter are based on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for the quarter may be materially adversely affected. Our narrow gross margins may magnify the impact of these factors on our operating results. We believe that period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. In addition, our results in any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below the expectations of public market analysts or investors and as a result the market price of our common stock could be materially adversely affected.

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

Existing or future government and tax regulations could expose us to liabilities or costly changes in our business operations, and could reduce demand for our products and services.

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

Furthermore, we are subject to general business regulations and laws, as well as regulations and laws specifically governing companies that do business over the Internet. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation of e-commerce, user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), database protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, and personal privacy, among other laws, apply to the Internet and e-commerce. Unfavorable resolution of these issues may expose us to liabilities and costly changes in our business operations, and could reduce customer demand for our products. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. For example, legislation in California requires us to notify our California customers if certain personal information about them is obtained by an unauthorized person, such as a computer hacker. These consumer protection laws could result in substantial compliance costs and could decrease our profitability.

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

Our ability to maintain profitability on a quarterly or annual basis given our planned business strategy depends upon a number of factors, including our ability to achieve and maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner, leverage our fixed cost structure, maintain adequate levels of vendor consideration, and maintain customer acquisition costs at acceptable levels. Our ability to maintain profitability on a quarterly or annual basis will also depend on our ability to manage and control operating expenses and to generate and sustain adequate levels of revenue. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. In addition, we may find that our business plan costs more to execute than we currently anticipate. Some of the factors that affect our ability to maintain profitability on a quarterly or annual basis are beyond our control.

Changes in accounting rules for stock-based compensation may adversely affect our consolidated operating results, our stock price and our ability to hire, retain and motivate employees.

We use employee stock options and other stock-based compensation to hire, retain and motivate certain of our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, beginning in the first fiscal quarter of 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value as of the date of grant and to recognize these costs as expenses in our consolidated statements of operations. The recognition of these expenses in our consolidated statements of operations will have a negative effect on our consolidated operating results, including our net income and earnings per share, which could negatively impact our stock price. Additionally, if we reduce or alter our use of stock-based compensation to reduce these expenses and their impact, our ability to hire, motivate and retain certain employees could be adversely affected and we may need to increase the cash compensation we pay to these employees.

Our operating results are difficult to predict and may adversely affect our stock price.

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of investors or analysts, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

•	the amount and timing of operating costs and capital expenditures relating to any expansion of our business operations and infrastructure;

•	price competition that results in lower sales volumes, lower profit margins, or net losses;

•	fluctuations in mail-in rebate redemption rates;

•	the amount and timing of advertising and marketing costs;

•	our ability to successfully integrate operations and technologies from any future acquisitions or other business combinations;

•	changes in the number of visitors to our websites or our inability to convert those visitors into customers;

•	technical difficulties, including system or Internet failures;

•	fluctuations in the demand for our products or overstocking or understocking of our products;

•	introduction of new or enhanced services or products by us or our competitors;

•	fluctuations in shipping costs, particularly during the holiday season;

•	economic conditions generally or economic conditions specific to the Internet, e-commerce, the retail industry or the mail order industry;

•	changes in the mix of products that we sell; and

•	fluctuations in levels of inventory theft, damage or obsolescence that we incur.

If we fail to accurately predict our inventory risk, our gross margins may decline as a result of required inventory write downs due to lower prices obtained from older or obsolete products.

In 2005, we derived approximately 76% of our gross sales from products sold out of inventory at our distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our distribution facilities. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion (e.g., computer hardware, software and consumer electronics), and because our distribution facilities sometimes stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our gross margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from Apple, HP, Lenovo, and certain other vendors, but these rights vary by product line, are subject to specified conditions and limitations, and can be terminated or changed at any time.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We require substantial working capital to fund our business. We believe that our current working capital, including our existing cash balance, together with our future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. However, if we need additional financing, such as for acquisitions or expansion or to fund a significant downturn in sales or an increase in operating expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financings to fund additional expansion, or take advantage of opportunities or favorable market conditions. There can be no assurance such financings will be available on terms favorable to us or at all. To the extent any such financings involve the issuance of equity securities, existing stockholders could suffer dilution. If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. If additional financing is required but not available, we would have to implement further measures to conserve cash and reduce costs. However, there is no assurance that such measures would be successful. Our failure to raise required additional financing could adversely affect our ability to maintain, develop or enhance our product offerings, take advantage of future opportunities, respond to competitive pressures or continue operations.

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

We have generated substantially all of our revenue in the past from the sale of computer hardware, software and accessories and consumer electronics products. Expansion into new product categories may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new product category to realize the expected benefits of that new category. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:

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

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Frank F. Khulusi, our Chairman of the Board, President and Chief Executive Officer. The loss of service of one or more of our key management members could have an adverse effect on our business. Our success and plans for future growth will also depend in part on our management’s continuing ability to hire, train and retain skilled personnel in all areas of our business. For example, our management information systems and processes require the services of employees with extensive knowledge of these systems and processes and the business environment in which we operate, and in order to successfully implement and operate our systems and processes we must be able to attract and retain a significant number of information technology specialists. We may not be able to attract, train and retain the skilled personnel required to, among other things, implement, maintain, and operate our information systems and processes, and any failure to do so would likely have a significant adverse effect on our operations.

If we fail to achieve and maintain adequate internal controls, we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.

We will continue to document and test our internal control procedures on an ongoing basis in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting and a report by an independent registered public accounting firm addressing such assessments if applicable. During the course of our testing we may from time to time identify deficiencies which we may not be able to remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

We are in the process of transitioning our business strategy to increasingly focus on business and public sector sales. During the most recent economic downturn in the U.S. and elsewhere, businesses and public sector entities generally reduced, often substantially, their rate of information technology spending. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could hinder our growth.

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

We mail catalogs and send electronic messages to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny and regulation. As a result, we are subject to increasing regulation relating to privacy and the use of personal information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of operating and growing our business. In addition, several states have proposed legislation that would limit the uses of personal information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would expand online privacy protections already provided to adults. Moreover, proposed legislation in the U.S. and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect or transfer demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of domestic or foreign or domestic privacy or data protection laws and regulations, including the national do-not-call list, may subject us to fines, penalties and damages, which could decrease our revenue and profitability.

The security risks of e-commerce may discourage customers from purchasing goods from us.

In order for the e-commerce market to be successful, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our websites and choose not to purchase from our websites. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of Internet usage and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Any security breach could expose us to risks of loss, litigation and liability and could seriously damage our reputation and disrupt our operations.

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

Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located near Los Angeles, California in an area that is susceptible to earthquakes and other natural disasters. Our distribution facilities, which are located in Memphis, Tennessee and Irvine, California, house the product inventory from which a substantial majority of our orders are shipped, and are also in areas that are susceptible to natural disasters and extreme weather conditions such as earthquakes, fire, floods and major storms. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and telephone system, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, California periodically experiences power outages as a result of insufficient electricity supplies. These outages may recur in the future and could disrupt our operations. We currently have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur.

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

The business of direct marketing of computer hardware, software, peripherals and electronics is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information. We compete with other direct marketers, including CDW, Insight Enterprises, and PC Connection. In addition, we compete with computer retail stores and resellers, including superstores such as Best Buy and CompUSA, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com, Newegg.com and TigerDirect.com, government resellers such as GTSI and CDWG, software only resellers such as Soft Choice and Software House International and other direct marketers and value added resellers of hardware, software and computer-related and electronic products. In the direct marketing and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

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

We are exposed to the risks of business and other conditions in the Asia Pacific region.

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

In the third quarter of 2005, we opened an office in the Philippines in connection with our cost reduction initiatives, and we may increase these and other offshore operations in the future. Establishing offshore operations may entail considerable expense before we realize cost savings, if any, from these initiatives. Our limited operating history in the Philippines, as well as the risks associated with doing business overseas and international events, could prevent us from realizing the expected benefits from our Philippines operations. For example, a national state of emergency was temporarily in effect in the Philippines in early 2006 as a result of political unrest. We could be subject to similar risks and uncertainties, particularly if and to the extent we increase or establish new offshore operations, in the Philippines or elsewhere in the future.

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

Our ability to analyze data derived from our management information systems, including our telephone system, to increase product promotions, manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis and to maintain cost-efficient operations, is dependent upon the quality and utilization of the information generated by our management information systems. We regularly upgrade our management information system hardware and software to better meet the information requirements of our users, and believe that to remain competitive, it will be necessary for us to upgrade our management information systems on a regular basis in the future. We currently operate our management information systems using an HP3000 Enterprise System. HP has indicated that it will support this system until December 2008, by which time we expect that we will need to seek third party support for our HP3000 Enterprise System or upgrade to other management information systems hardware and software. In addition to the costs associated with such upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures which could impair our ability to receive, process, ship and bill for orders in a timely manner. We do not currently have a redundant or back-up telephone system, nor do we have complete redundancy for our management information systems. Any interruption in our management information systems, including those caused by natural disasters, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to provide satisfactory customer service, we could lose customers or fail to attract new customers.

Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Furthermore, we may be unable to attract and retain adequate numbers of competent customer service representatives and relationship managers for our business customers, each of which is essential in creating a favorable interactive customer experience. If we are unable to continually provide adequate staffing and training for our customer service operations, our reputation could be seriously harmed and we could lose customers or fail to attract new customers. In addition, if our e-mail and telephone call volumes exceed our present system capacities, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Because our success depends largely on keeping our customers satisfied, any failure to provide high levels of customer service would likely impair our reputation and decrease our revenues.

Our stock price may be volatile.

We believe that certain factors, such as sales of our common stock into the market by existing stockholders, fluctuations in our quarterly operating results, changes in market conditions affecting stocks of computer hardware and software manufacturers and resellers generally and companies in the Internet and e-commerce industries in particular, could cause the market price of our common stock to fluctuate substantially. Other factors that could affect our stock price include, but are not limited to, the following:

•	failure to meet investors’ expectations regarding our operating performance;

•	changes in securities analysts’ recommendations or estimates of our financial performance;

•	publication of research reports by analysts;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•	actual or anticipated fluctuations in our operating results;

•	litigation developments; and

•	general market conditions or other economic factors unrelated to our performance.

The stock market in general, and the stocks of computer and software resellers, and companies in the Internet and electronic commerce industries in particular, and other technology or related stocks, have in the past experienced extreme price and volume fluctuations which have been unrelated to corporate operating performance. Such market volatility may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation, if asserted against us, could result in substantial costs to us and cause a likely diversion of our management’s attention from the operations of our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal facilities at December 31, 2005 were as follows:

Description	Sq. Ft.	Location
Corporate Headquarters, Sales Office and Retail Showroom	157,325	Torrance, CA
Distribution Center and Retail Showroom	212,000	Memphis, TN
Irvine Sales Office and Warehouse/Distribution Center	60,072	Irvine, CA
Wisconsin Sales Office	35,503	Menomonee Falls, WI
Canadian Office	45,128	Montreal, Quebec (Canada)
Retail Showroom	9,750	Santa Monica, CA
Philippine Office	13,154	Mandaluyong City, Philippines

We lease each of our principal facilities, except for the Santa Monica retail showroom, which we own. Our distribution center includes shipping, receiving, warehousing and administrative space. Our Core business segment uses all the properties described above. Our OnSale.com business segment uses the properties located at Torrance, California, Memphis, Tennessee and Mandaluyong City, Philippines. In addition to the properties listed above, we lease sales offices in various cities in the United States.

In March 2006, we entered into a lease for an additional 6,586 square feet of office space in Mandaluyong City, Philippines.

ITEM 3.	LEGAL PROCEEDINGS

Material pending legal proceedings to the business, to which we became or were a party during the year ended December 31, 2005 or subsequent thereto, but before the filing of this report, are summarized below:

On February 3, 2006, a purported class action lawsuit entitled Nicole Atkins, et al. v. PC Mall, Inc., et al. was filed in the Superior Court of California, Los Angeles County. The potential class consists of all of our current and former account executives in California. The lawsuit alleges that we improperly classified members of the putative class as “exempt” employees in violation of California’s wage and hour and unfair business practice laws and seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. We plan to vigorously defend this litigation. Because the case is in its preliminary stages, we cannot yet predict its outcome and potential financial impact on our business, results of operations and financial condition.

We are not currently a party to any other material legal proceedings. From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Any such litigation, including the litigation discussed above, could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been publicly traded on the Nasdaq National Market under the symbol “MALL” since our initial public offering on April 4, 1995. The following table sets forth the range of high and low sales price per share for our common stock for the periods indicated, as reported on the Nasdaq National Market.

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result, the high and low sales prices of our common stock for all periods presented through April 11, 2005 reflects an adjustment relating to this special dividend.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2005
First Quarter	$9.07	$4.63
Second Quarter	6.26	3.62
Third Quarter	5.99	3.96
Fourth Quarter	6.18	4.54

Year Ended December 31, 2004
First Quarter	$7.41	$5.41
Second Quarter	9.01	5.96
Third Quarter	7.62	4.47
Fourth Quarter	10.38	4.60

As of the close of business on March 28, 2006, there were approximately 44 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

We did not sell any equity securities during the fourth quarter of 2005 that were not registered under the Securities Act. We did not repurchase any securities during the fourth quarter of 2005.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

***

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005 and 2004 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2002 and 2001 along with the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 presented below were derived from our unaudited consolidated financial statements which are not included herein.

The selected consolidated statements of operations data and the selected consolidated balance sheet data reflect our former subsidiary, eCOST.com, which we spun-off in April 2005, as a discontinued operation for all periods presented herein.

	Years Ended December 31,
Consolidated Statements of Operations Data:	2005	2004	2003(1)	2002(2)	2001
	(in thousands, except per share data)
Net sales	$997,232	$978,320	$865,545	$774,621	$633,405
Cost of goods sold	878,665	852,073	750,817	686,577	559,644

Gross profit	118,567	126,247	114,728	88,044	73,761
Selling, general and administrative expenses	118,555	121,706	109,452	81,689	66,683

Operating profit	12	4,541	5,276	6,355	7,078
Interest expense, net	3,058	2,044	1,325	983	709

Income (loss) from continuing operations before income taxes	(3,046)	2,497	3,951	5,372	6,369
Income tax expense (benefit)	(1,114)	1,019	1,392	(3,594)	—

Income (loss) from continuing operations	(1,932)	1,478	2,559	8,966	6,369
Income (loss) from discontinued operation, net of taxes	(1,781)	(465)	484	(2,017)	(1,881)

Income (loss) before cumulative effect of accounting change	(3,713)	1,013	3,043	6,949	4,488
Cumulative effect of accounting change, net of taxes	—	—	—	(6,801)	—

Net income (loss)	$(3,713)	$1,013	$3,043	$148	$4,488

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.17)	$0.13	$0.24	$0.84	$0.61
Income (loss) from discontinued operation, net of taxes	(0.15)	(0.04)	0.05	(0.19)	(0.18)
Cumulative effect of accounting change, net of taxes	—	—	—	(0.64)	—

Net income (loss)	$(0.32)	$0.09	$0.29	$0.01	$0.43

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.17)	$0.12	$0.22	$0.80	$0.61
Income (loss) from discontinued operation, net of taxes	(0.15)	(0.04)	0.04	(0.18)	(0.18)
Cumulative effect of accounting change, net of taxes	—	—	—	(0.61)	—

Net income (loss)	$(0.32)	$0.08	$0.26	$0.01	$0.43

(1)	In 2003, we adopted EITF 02-16, whereby we reclassified certain vendor consideration in the amount of $20.0 million from “Selling, general and administrative expenses” to “Cost of goods sold.” See Note 2 of the Notes to the Consolidated Financial Statements.
(2)	The consolidated statement of operations data for 2002 includes i) the operating results of ClubMac and Wareforce, which we acquired in April 2002 and July 2002, ii) the $6.8 million cumulative effect of accounting change related to the adoption of SFAS 142 and iii) the income tax benefit of $3.6 million relating primarily to the reversal of the deferred tax asset valuation allowance.

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,289	$6,473	$6,675	$10,510	$9,540
Working capital (1)	35,621	53,849	28,222	22,848	17,270
Total assets	205,242	231,858	191,470	149,360	125,805
Short-term debt	500	500	1,000	291	1,437
Line of credit	53,517	49,027	26,202	17,497	1,561
Long-term debt, excluding current portion	2,250	2,750	250	—	375
Total stockholders’ equity	52,968	70,911	49,893	45,109	44,011

(1)	Included in 2004 and prior years presented is the working capital of the discontinued operations of eCOST.com. The increase in 2004 working capital compared to prior years is primarily due to the $16.7 million of net proceeds received from the completion of the IPO of eCOST.com in September 2004. The decrease in 2005 from 2004 reflects the completion of the spin-off of eCOST.com in April 2005.

***

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” in Item 1A and elsewhere in this report.

Overview

We are a rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products and services. Our headquarters is located in Torrance, California. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms, two of which are located in Southern California and one located in Tennessee. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, ClubMac and PC Mall Gov brands, our websites pcmall.com, macmall.com, clubmac.com, pcmallgov.com and onsale.com, and other promotional materials.

For a detailed discussion of our business, see Item 1 of Part I of this report, which includes general corporate information as well as information on strategy, marketing and sales, products and merchandising, purchasing and inventory, distribution, employees and several other areas of importance.

We operate in two reportable segments: 1) a rapid response supplier of technology solutions for businesses, government and educational institutions, as well as consumers, collectively referred to as “Core business” and 2) an online retailer of computer and consumer electronic products under the OnSale.com brand. Beginning in the first quarter of 2003, we integrated our former eLinux segment into the Core business segment. Also, beginning in the third quarter of 2003, the OnSale.com segment, which was previously reported as part of the Core business, was established as a new segment. Prior period segment amounts have been reclassified to reflect the new segment presentation. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Management regularly reviews our operating performance using a variety of financial and non-financial metrics including sales, shipments, average order size, gross margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivables aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

We plan to continue to focus our efforts on investing in the training and retention of, and tools provided to, our outbound sales force. This strategy is expected to result in increased expenses associated with the tools and training necessary to achieve those goals, which could have an impact on our profitability in the near term.

A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, Ingram Micro, Lenovo, Microsoft, Sony and Tech Data. Products manufactured by HP represented 21.4%, 21.5% and 21.5% of our net sales in 2005, 2004 and 2003. Products manufactured by Apple represented 20.8%, 20.6% and 23.4% of our net sales in 2005, 2004 and 2003.

Strategic Developments

During the third quarter of 2005, we opened an office in the Philippines, which we believe should provide us an opportunity to reduce our administrative and back-office labor costs over time. The opening of the Philippines office has allowed us to devote additional resources towards enhancing our marketing content on the

Internet, and other customer acquisition and retention activities, in an effort to increase sales in a cost-effective manner. We have recently added certain call-center activities, including customer service, technical support and various inbound sales, to our Philippines office.

On September 1, 2004, eCOST.com, Inc. (“eCOST.com”), our former subsidiary, completed the sale of 3,465,000 shares of its common stock for an aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million (the “IPO”). eCOST.com incurred approximately $2.0 million of offering expenses in connection with the offering. eCOST.com also paid a dividend of $2.5 million to us through a non-cash settlement of the capital contribution due from us outstanding at the completion of the IPO. Following the IPO, we owned 80.2% of the outstanding common stock of eCOST.com.

In September 2004, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. The Administrative Services Agreement, under which we provided certain transitional administrative services to eCOST.com, terminated on September 1, 2005 in accordance with the terms of the agreement. We continue to provide certain information technology services to eCOST.com under the Information Technology Systems Usage and Services Agreement, which expires on August 31, 2006. On March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement. For a more detailed discussion of the Master Separation and Distribution Agreement and certain other agreements providing for the separation and distribution, you can refer to the information under the heading “Certain Relationships and Related Transactions” in Part III, Item 13 of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2005 and to Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

On April 11, 2005, we completed the spin-off of eCOST.com by distributing all of our 80.2% ownership interest in eCOST.com to our stockholders. We distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result, we distributed to our stockholders an aggregate of 14,000,000 shares of eCOST.com common stock, which had an aggregate market value of approximately $90.3 million based on the last sale price for eCOST.com common stock on the NASDAQ National Market on April 11, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for all periods presented herein.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, our wholly-owned subsidiary, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”), entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005.

For more information on the discontinued operation of eCOST.com, see Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

In June 2003, we established a call center in Montreal, Canada, serving the U.S. market. We believe that the Canadian call center allows us to access an abundant, educated labor pool and benefit from a Canadian government labor subsidy that extends through approximately the end of 2007. During the years through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program. We have prepared claims for $2.3 million for the year ended December 31, 2004 and $0.4 million for the year ended December 31, 2003, for which we received a payment of $0.4 million in cash for the 2003 claim in April 2005. We accrued $3.0 million of labor credits for the year ended December 31, 2005 and we are in the process of preparing the related annual claim. As of December 31, 2005, we had an accrued receivable of

$5.3 million related to these labor credits recorded in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and we expect to receive full payment under our claim.

In June 2002, we formed Onsale, Inc. as a wholly-owned subsidiary. We acquired the URL and software that operated the original OnSale.com website for approximately $0.4 million through bankruptcy proceedings of Egghead in December 2002. In October 2003, we formally launched OnSale.com and we began product sales in the fourth quarter of 2004. OnSale.com is focused on selling computer and consumer electronic products, primarily on the Internet.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making estimates, actual results reported for future periods may be affected by changes in those estimates, and revisions to estimates are included in our results for the period in which the actual amounts become known.

Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial position.

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this report, which we incorporate herein by reference.

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). While the wording of SAB 104 has revised the original SAB 101, “Revenue Recognition”, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transaction based on the estimated value of products that have shipped, but have not yet been received by our customers, and we adjust such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Certain software products and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional expense may be incurred.

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Reserve for Inventory Obsolescence. We maintain an allowance for the valuation of our inventory by estimating obsolete or unmarketable inventory based on the difference between inventory cost and market value, which is determined by general market conditions, nature, age and type of each product and assumptions about future demand. We regularly evaluate the adequacy of our inventory reserve. If our inventory reserve subsequently proves to be insufficient, additional allowance may be required.

Mail-In Rebate Redemption Rate Estimates. We accrue monthly expense related to promotional mail-in rebates based upon the quantity of eligible orders transacted during the period and the estimated redemption rate. The estimated expense is accrued and presented as a reduction of net sales. The estimated redemption rates used to calculate the accrued mail-in rebate expense and related mail-in rebate liability are based upon historical redemption experience rates for similar products or mail-in rebate amounts. Estimated redemption rates and the related mail-in rebate expense and liability are regularly adjusted as actual mail-in rebate redemptions for the program are processed. If actual redemption rates are greater than anticipated, additional expense may be incurred.

Advertising Costs and Vendor Consideration. We account for advertising costs in accordance with Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” We produce and circulate direct response catalogs at various dates throughout the year. The costs of developing, producing and circulating each direct response catalog are deferred and amortized to advertising expense based on the life of the catalog, which is approximately eight weeks. Other non-catalog advertising expenditures are expensed in the period incurred. Advertising expenditures are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Deferred advertising costs are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets.

As we circulate catalogs throughout the year, we receive market development funds and other vendor consideration from vendors included in each catalog. These funds are deferred and recognized based on sales generated over the life of the catalog. We also receive other non-catalog related vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebate programs and other programs to support our marketing of their products. Most of our vendor consideration is recorded as an offset to cost of sales in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. We adopted EITF 02-16 on January 1, 2003, which requires, under certain circumstances, that vendor considerations received be recorded as a reduction of cost of sales rather than as an offset to selling, general and administrative expenses. This resulted in a significant change in our reported net advertising expense and cost of goods sold for 2003, the year of adopting EITF 02-16 compared to prior years. The adoption of EITF 02-16 in 2003 resulted in approximately $20.0 million of vendor consideration being recorded against cost of sales, which was previously recorded as an offset to selling, general and administrative expenses in prior years. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheets.

RESULTS OF OPERATIONS

Consolidated Statements of Operations Data

The following table sets forth, for the years indicated, our Consolidated Statements of Operations (in thousands) and information derived from our Consolidated Statements of Operations expressed as a percentage of net sales. There can be no assurance that trends in net sales, gross profit or operating results will continue in the future.

	Years Ended December 31,
	2005	2004	2003
Net sales	$997,232	$978,320	$865,545
Cost of goods sold	878,665	852,073	750,817

Gross profit	118,567	126,247	114,728
Selling, general and administrative expenses	118,555	121,706	109,452

Operating profit	12	4,541	5,276
Interest expense, net	3,058	2,044	1,325

Income (loss) from continuing operations before income taxes	(3,046)	2,497	3,951
Income tax expense (benefit)	(1,114)	1,019	1,392

Income (loss) from continuing operations	(1,932)	1,478	2,559
Income (loss) from discontinued operation, net of taxes	(1,781)	(465)	484

Net income (loss)	$(3,713)	$1,013	$3,043

	As a Percentage of Net Sales For Years Ended December 31,
	2005	2004	2003
Net sales	100%	100%	100%
Cost of goods sold	88.1%	87.1%	86.7%

Gross profit	11.9%	12.9%	13.3%
Selling, general and administrative expenses	11.9%	12.4%	12.6%

Operating profit	0.0%	0.5%	0.7%
Interest expense, net	0.3%	0.2%	0.2%

Income (loss) from continuing operations before income taxes	(0.3)%	0.3%	0.5%
Income tax expense (benefit)	(0.1)%	0.1%	0.2%

Income (loss) from continuing operations	(0.2)%	0.2%	0.3%
Income (loss) from discontinued operation, net of taxes	(0.2)%	(0.0)%	0.1%

Net income (loss)	(0.4)%	0.2%	0.4%

Selected Other Operating Data (in thousands, except sales percentages)

	Years Ended December 31,
	2005	2004	2003
Number of catalogs distributed	24,509	29,915	39,773
Commercial and public sector sales percentage	74.3%	71.1%	63.6%
Consumer sales percentage (includes OnSale.com)	25.7%	28.9%	36.4%
Commercial and public sector account executives (at end of period)	559	628	585

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2005	2004	$	%
Core business	$987,324	$977,626	$9,698	1%
OnSale.com	9,908	694	9,214	NMF (1)

Total net sales	$997,232	$978,320	$18,912	2%

(1)	Not meaningful.

Total net sales in 2005 increased by $18.9 million, or 2%, compared to total net sales in 2004. This increase was attributable to the increase in Core business net sales of $9.7 million and the increase in OnSale.com net sales of $9.2 million.

Core business net sales in 2005 increased by $9.7 million, or 1%, compared to 2004, due primarily to growth in our commercial net sales of $33.0 million, or 5%, to $636.1 million compared to 2004, resulting from improved productivity of our commercial account executives. Also contributing to the increase in Core business net sales was the $31.6 million in net sales to eCOST.com under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005. These sales were generally made to eCOST.com at our cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement terminated in September 2005. We do not expect to make significant product sales to eCOST.com in the future. These increases within Core business net sales were partially offset by a decrease in public sector net sales of $10.8 million, or 12%, to $81.7 million which resulted primarily from competitive pricing pressures in the marketplace predominantly in the second half of 2005 and our decision not to pursue certain unprofitable transactions in such a competitive environment. Further, consumer net sales declined $44.4 million, or 16%, to $237.6 million resulting primarily from a 25% decrease in advertising expenditures supporting the consumer market. During the second half of 2005, we reduced our advertising expenditures and attempted to optimize the return on such expenditures. We are uncertain if these year-over-year decreases in advertising levels will continue, and we expect to periodically adjust such advertising expenditures in the future. However, should we continue to spend at these lower levels for advertising, our consumer sales could be adversely affected.

OnSale.com net sales in 2005 were $9.9 million compared with $0.7 million in 2004 primarily due to our increased marketing efforts to promote the OnSale.com brand to the online marketplace beginning in late third quarter of 2005. OnSale.com’s net sales in 2004 were insignificant as it was in its first year of operations, and therefore we believe it provides no meaningful comparison to 2005.

Total sales of products manufactured by each of HP and Apple represented 21% of total net sales in 2005 compared to 22% and 21% of total net sales in 2004.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2005		2004		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
Core business	$117,776	11.9%	$126,201	12.9%	$(8,425)	(1.0)%
OnSale.com	791	8.0%	46	6.6%	745	1.4%

Total gross profit and gross profit margin	$118,567	11.9%	$126,247	12.9%	$(7,680)	(1.0)%

Total gross profit in 2005 decreased by $7.7 million, or 6%, compared to the total gross profit in 2004. Total gross profit margin in 2005 decreased by 1.0% compared to 2004. The decrease in total gross profit and total gross profit margin resulted primarily from a decrease in the Core business segment, which gross profit decreased by $8.4 million, or 7%, and which gross profit margin decreased by 1.0% compared to prior year’s gross profit and gross profit margin. The decrease in Core business gross profit was partially offset by the increase in OnSale.com gross profit, which increased by $0.7 million in 2005 compared to 2004.

The $8.4 million decrease in Core business gross profit in 2005 was primarily the result of the decline in public sector and consumer net sales and a more aggressive pricing strategy, including an increase in consumer promotions. The decrease in Core business gross profit margin of 1.0% in 2005 resulted primarily from a 38 basis point dilutive impact of products sold to eCOST.com at cost under certain spin-off transition agreements, a 51 basis point decline in gross profit margin related to our competitive pricing strategy, and a 14 basis point gross profit margin decline due to our shift in customer mix towards lower margin commercial customers. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product mix, product acquisition and shipping costs, competition and other factors.

Gross profit for OnSale.com for 2005 was approximately $0.8 million, representing 8.0% of its net sales for the current year. OnSale.com’s gross profit and gross profit margin in 2004 are not meaningful as OnSale.com did not begin product sales until the fourth quarter of 2004, and therefore we believe it provides no meaningful comparison to 2005.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative (“SG&A”) expenses, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2005		2004		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$115,255	11.7%	$120,251	12.3%	$(4,996)	(4)%	(0.6)%
OnSale.com	3,300	33.3%	1,455	NMF	1,845	127%	NMF

Total SG&A expenses	$118,555	11.9%	$121,706	12.4%	$(3,151)	(3)%	(0.5)%

Total SG&A expenses decreased by $3.2 million, or 3%, in 2005 compared with 2004. As a percent of sales, total SG&A expenses decreased to 11.9% in 2005 from 12.4% in 2004. The decrease in total SG&A expenses in 2005 was due to the $5.0 million decrease in Core business SG&A expenses, partially offset by a $1.8 million increase in OnSale.com SG&A expenses, compared to 2004.

The $5.0 million decrease in Core business SG&A expenses in 2005 was primarily due to a $4.0 million strategic decrease in advertising expenditures in 2005 primarily relating to our consumer business, a $1.1 million decline in personnel costs due primarily to back-office labor cost savings, a $0.8 million decrease in credit card related fees in 2005 due to a shift in our customer mix away from credit card sales, a $0.4 million decrease in Sarbanes-Oxley-related expenses, a $0.3 million decease in non-cash stock-based compensation expenses and the $0.5 million charge in 2004 related to the write-down of certain software costs. These declines were offset by a $2.0 million reduction in administrative and fulfillment service fees received from eCOST.com in 2005 compared to the same period in the prior year as a result of the spin-off of eCOST.com. As a percent of sales, SG&A expenses for Core business decreased to 11.7% in 2005 compared with 12.3% in the prior year. The decline in SG&A as a percent of net sales was primarily due to the 38 basis point dilutive impact of net sales to eCOST.com on SG&A as a percent of net sales and the 38 basis point impact of the decline in advertising expenditures, partially offset by a 20 basis point increase in SG&A as a percent of net sales from the reduction in service charges to eCOST.com.

For OnSale.com, SG&A expenses in 2005 were $3.3 million, an increase of $1.8 million from 2004 primarily due to a $0.5 million increase in personnel costs, a $0.6 million increase in advertising expenditures and a $0.3 million increase in fulfillment expenses. OnSale.com SG&A as a percent of net sales was 33.3% in 2005. We believe OnSale.com’s SG&A as a percent of net sales in 2004 was not meaningful as it was in its first year of operations.

Net Interest Expense. Total net interest expense in 2005 increased to $3.1 million compared with $2.0 million in 2004. The increase in interest expense resulted from increased daily average borrowings on our credit facility as well as increases in our borrowing rate.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $1.1 million in 2005 compared to an income tax expense of $1.0 million in 2004. Our effective tax rate for 2005 and 2004 was 37% and 41%. The decrease in the effective tax benefit rate in 2005 was primarily due to the effect of non-deductible expenses as a percentage of pre-tax loss in 2005 compared to the increase in the effective tax rate in 2004 resulting from the effect of non-deductible expenses as a percentage of pre-tax income in 2004.

Loss from Discontinued Operation. Loss from discontinued operation, net of taxes, which represents the results of operation of eCOST.com, was $1.8 million in 2005 and $0.5 million in 2004. The $1.3 million increase in loss from discontinued operations, net of taxes, in 2005 was due to an increase in operating losses from eCOST.com in the current year compared to the prior year.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2004	2003	$	%
Core business	$977,626	$865,531	$112,095	13%
OnSale.com	694	14	680	NMF

Total net sales	$978,320	$865,545	$112,775	13%

Total net sales in 2004 increased by $112.8 million, or 13%, compared to total net sales in 2003. This increase was primarily attributable to the increase in Core business net sales.

Core business net sales in 2004 increased by $112.1 million, or 13%, to $977.6 million compared to 2003. The Core business net sales increase in 2004 resulted primarily from an increase of $98.3 million, or 30%, to $430.7 million in our outbound telemarketing business sales, an increase of $13.5 million, or 17%, to $92.5 million in 2004 in public sector net sales and an increase of $0.6 million, or 2%, to $35.6 million in 2004 in retail sales, offset by a decline of $34.8 million, or 13%, to $240.3 million in 2004 in catalog sales.

The increases in outbound and public sector sales resulted primarily from expansion in their respective sales forces. Catalog circulation decreased 25% compared to the prior year, from 39.8 million catalogs in 2003 to 29.9 million catalogs in 2004. The cost savings from the decline in catalog circulation was used to partially offset the cost of the outbound and public sector sales force expansion.

OnSale.com net sales in 2004 were $0.7 million. OnSale.com’s net sales for 2003 were insignificant as it was in its first year of operations in 2004, and therefore we believe it provides no meaningful comparison to 2004.

Total sales of products manufactured by HP and Apple represented 22% and 21% of total net sales in 2004 compared to 22% and 23% of total net sales in 2003.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2004		2003		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
Core business	$126,201	12.9%	$114,714	13.3%	$11,487	(0.4)%
OnSale.com	46	6.6%	14	100.0%	32	NMF

Total gross profit and gross profit margin	$126,247	12.9%	$114,728	13.3%	$11,519	(0.4)%

Total gross profit in 2004 increased by $11.5 million, or 10%, compared to the total gross profit in 2003, primarily due to the increase in Core business gross profit. Total gross profit margin in 2004 decreased by 0.4% compared to 2003 primarily due to the decrease in Core business gross profit margin.

The $11.5 million increase in Core business gross profit in 2004 resulted from the increase in Core business net sales discussed above, and included the impact of the adoption of EITF 02-16 in the prior year, which resulted in approximately $2.8 million of vendor consideration being classified as an offset to cost of goods sold in 2004 whereas such consideration related to contracts entered into prior to January 1, 2003 was classified as an offset to advertising expense in 2003. For the year ended December 31, 2004, nearly all vendor consideration is recorded as an offset to cost of goods sold for all segments. Core business gross profit margin in 2004 decreased by 0.4% to 12.9% compared to 13.3% in 2003. Gross profit margin may vary depending on various factors, including outbound telemarketing sales initiatives, fluctuations in key vendor support programs and price protections, product mix, market conditions and other factors. See “Critical Accounting Policies and Estimates – Advertising Costs and Vendor Consideration” above for a discussion of our adoption of EITF 02-16.

Gross profit for OnSale.com in 2004 and 2003 were not meaningful as OnSale.com did not begin product sales until the fourth quarter of 2004.

Selling, General and Administrative Expenses. The following table presents our SG&A expenses, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2004		2003		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$120,251	12.3%	$108,415	12.5%	$11,836	11%	(0.2)%
OnSale.com	1,455	NMF	1,037	NMF	418	40%	NMF

Total SG&A expenses	$121,706	12.4%	$109,452	12.6%	$12,254	11%	(0.2)%

Total SG&A expenses increased by $12.3 million, or 11%, in 2004 compared to 2003. As a percent of sales, total SG&A expenses decreased to 12.4% in 2004 from 12.6% in the prior year. The increase in total SG&A expenses was primarily due to the $11.8 million increase in Core business SG&A expenses.

The $11.8 million increase in Core business SG&A expenses in 2004 compared to 2003 was primarily due to the $8.6 million of increased expenses of operating our Canadian call center, $1.7 million of expenses related to the implementation and testing of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 and a $2.8 million impact caused by the adoption of EITF 02-16 in the prior year. These increases were partially offset by a $4.0 million reduction in advertising expense to partially compensate for the cost of our outbound sales force expansion. As a percent of sales, Core business SG&A expenses were 12.3% in 2004, a slight decrease from 12.5% in 2003.

For OnSale.com, SG&A expenses in 2004 were $1.5 million, an increase of $0.4 million from 2003. The $0.4 million increase in 2004 and OnSale.com’s SG&A expenses as a percent of sales in 2004 and 2003 were not meaningful since OnSale.com was in its first year of operations in 2004.

Net Interest Expense. Total net interest expense in 2004 increased to $2.0 million compared with $1.3 million in 2003. The increase in interest expense was primarily due to borrowings for aggressive paydowns of accounts payable to take advantage of early-pay discounts, offset by reduced borrowing rates.

Income Tax Expense. We recorded an income tax expense of $1.0 million in 2004 compared to an income tax expense of $1.4 million in 2003. Our effective tax rate for 2004 and 2003 were 41% and 35%. The increase in our effective tax rate in 2004 was impacted by an increase in non-deductible expenses as a percentage of pre-tax income.

Income (Loss) from Discontinued Operation. Loss from discontinued operation, net of taxes, which represents the results of operation of eCOST.com, was $0.5 million for 2004 compared with income from discontinued operation, net of taxes, of $0.5 million for 2003. The change in income (loss) from discontinued operation, net of taxes, year-over-year was primarily due to the increase in operating loss of eCOST.com in 2004 compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flow from operations. We believe that our current working capital, including our existing cash balance, together with our future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. In 2006, our efforts to focus on commercial and public sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers, In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as ramping up our offshore operations, in an effort to reduce our costs.

In the future, if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, we may seek additional financing from public or private debt or equity financings; however, there can be no assurance that such financing will be available at acceptable terms, if at all. To the extent any such financings involve the issuance of equity securities, existing stockholders could experience dilution.

At December 31, 2005 and 2004, we had cash and cash equivalents of $6.3 million and $6.5 million. Our working capital decreased by $18.2 million to $35.6 million at December 31, 2005 from working capital of $53.8 million at December 31, 2004, primarily due to completion of the spin-off of eCOST.com in April 2005.

Our capital expenditures were $3.2 million in 2005, compared to $3.2 million in 2004 and $4.7 million in 2003. Our primary capital needs will continue to be the funding of our existing working capital requirements, possible sales growth and possible acquisitions and new business ventures.

Cash Flows from Operating Activities. Net cash used in operating activities from continuing operations was $5.6 million in 2005, compared to $6.5 million in 2004 and $23.2 million in 2003. The $5.6 million net cash used in operating activities from continuing operations in 2005 resulted primarily from the $10.6 million increase in accounts receivable as of December 31, 2005 compared to December 31, 2004 principally due to the increase in our commercial sales and the decrease in accounts payable of $8.7 million relating to declines in strategic inventory purchases from the prior year, partially offset by a decrease in inventory of $14.4 million primarily relating to the reduction of inventory formerly used to support the business of eCOST.com, which we spun-off in April 2005.

Net cash used in operating activities from continuing operations of $6.5 million in 2004 resulted primarily from the $20.7 million increase in accounts receivable as of December 31, 2004 compared to December 31, 2003 reflecting the increased sales to commercial customers, partially offset by the increase in accounts payable of $5.2 million resulting from an increased level of strategic inventory purchases at the end of 2004 compared to the prior year, the $3.0 million increase in accrued expenses and other current liabilities primarily relating to a $1.2 million increase in accrued third-party freight charges and a $0.7 million increase in accrued liabilities in our Canadian office, primarily due to the increase in its headcount, and the $1.5 million of income from continuing operations.

Net cash used in operating activities from continuing operations of $23.2 million in 2003 resulted primarily from the $24.7 million increase in inventory as of December 31, 2003 compared to December 31, 2002 relating to strategic inventory purchases made late in the year 2003 and a $17.1 million increase in accounts receivable due primarily to increased sales on account to commercial and public sector customers. These increases were offset by the $6.2 million of increase in accounts payable relating to the strategic inventory purchases noted above, a $4.9 million increase in accrued expenses and other current liabilities to support the growth in our business, and the $2.6 million income from continuing operations.

Cash Flows from Investing Activities. Net cash used in investing activities from continuing operations was $3.1 million in 2005, compared to $3.8 million in 2004 and $4.7 million in 2003, primarily relating to capital expenditures of $3.2 million, $3.2 million and $4.7 million in each of the years 2005, 2004 and 2003. The $3.2 million of capital expenditures in 2005 and 2004 related to expenditures to replace or improve our servers and personal computers, as well as the creation of enhanced electronic tools for our account executives and sales support staff. Capital expenditures of $4.7 million in 2003 related to expenditures to replace or improve our servers and personal computers, as well as the creation of enhanced electronic tools for our CAP sites and sales support staff and $0.7 million of expenditures related to the initial set-up of our Canadian office. Also included in 2004 net cash used in investing activities from continuing operations was a $0.6 million earnout provision paid in 2004 relating to additional purchase price consideration for the acquisition of Pacific Business Systems, Inc. completed in 2002.

Cash Flows from Financing Activities. Net cash provided by financing activities from continuing operations was $8.4 million in 2005, $9.9 million in 2004 and $24.0 million in 2003. The $8.4 million net cash provided by financing activities in 2005 resulted primarily from the $4.5 million net increase in our borrowings under our line of credit in order to finance the increase in accounts receivable and the $4.3 million increase in our book overdraft. The $9.9 million net cash provided by financing activities in 2004 resulted primarily from the $22.8 million net increase in our borrowings under our line of credit, which was used to finance the $20.7 million increase in accounts receivable, as well as the $2.0 million net increase in note payable primarily due to an aggressive program to obtain early-pay discounts, and the $2.3 million of proceeds resulting from stock issued related to exercise of stock options. These increases in cash provided by financing activities were partially offset by the $17.1 million decrease in book overdraft, which decrease was due to the timing of outstanding payments to vendors relative to the prior year. The $24.0 million net cash provided by financing activities in 2003 resulted primarily from the $8.7 million net increase in our borrowings under our line of credit, the $1.3 million of proceeds resulting from stock issued related to exercise of stock options and the $13.9 million increase in book overdraft.

Line of Credit and Note Payable. We maintain an asset-based revolving credit facility from a lending unit of a large commercial bank that commenced in March 2001. In March 2003, the credit facility was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms. In September 2005, the credit facility was amended to, among other things, increase the total line of credit from $75.0 million to $100.0 million and the maturity date of the facility was extended from March 2007 to March 2008.

The credit facility functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.0% or 2.25%, depending on certain earnings targets and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75.0 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80.0 million. At December 31, 2005, the prime rate was 7.0%, our effective LIBOR option was 6.35% and we had $53.5 million of net working capital advances outstanding under the line of credit. At December 31, 2005, we had $26.1 million available to borrow for working capital advances under the line of credit. The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at December 31, 2005. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early-pay discounts.

In connection with and as part of the credit facility, we entered into a term note, with a borrowing base of $3.5 million and which matures in September 2011. As of December 31, 2005, we had borrowed $3.5 million under the term note, payable in equal monthly principal installments, plus interest at the prime rate with the LIBOR option. At December 31, 2005, we had $2.75 million outstanding under the term note. Our term note matures as follows: $500,000 annually in each of the years 2006 through 2010 and $250,000 thereafter.

For a detailed discussion of our line of credit and note payable, see Note 5 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this report, which we incorporate herein by reference.

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

Dividend Policy

We have not paid cash dividends on our capital stock and we do not currently anticipate paying dividends in the future. We intend to retain our earnings to finance the growth and development of our business.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2005 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Item 8, Part II of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations
Long-term debt obligation (a) (Note 5)	$2,750	$500	$1,000	$1,000	$250
Purchase obligations (b) (Note 7)	3,484	3,378	106	—	—
Operating lease obligations (Note 7)	8,394	4,042	3,759	593	—

Total contractual obligations	$14,628	$7,920	$4,865	$1,593	$250

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Other commercial commitment
Line of credit (a) (Note 5)	$53,517	$53,517	$—	$—	$—

(a)	Long-term debt obligation and line of credit exclude interest, which is based on a variable rate tied to the prime rate or the LIBOR plus a spread, at our option.
(b)	Purchase obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and material employment contracts with certain executive and senior management (which consist of severance arrangements that, if exercised, would become payable in less than one year).

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Notes 7 and 14 of the Notes to the Consolidated Financial Statements of this report, which are incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

For a discussion of “Certain Relationships and Related-Party Transactions,” see Part II, Item 8, Note 13 of the Notes to the Consolidated Financial Statements of this report, which is incorporated herein by reference.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability, when incurred, for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We have adopted FIN 47 as of the end of our fiscal year ended December 31, 2005. The adoption of this standard did not have a significant impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of SFAS 123R such that the effective date of the new standard for our financial statements is the first fiscal quarter of 2006. We have determined that we will adopt the modified prospective method provided by SFAS 123R. However, we have not yet determined the impact of adopting SFAS 123R on our consolidated results of operations or financial position.

For a discussion of other recent accounting pronouncements, see Part II, Item 8, Note 2 of the Notes to the Consolidated Financial Statements of this report, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and long-term debt. At December 31, 2005, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rate on our line of credit and note payable is tied to the prime rate or the LIBOR, at our discretion. At December 31, 2005, we had $53.5 million outstanding under our line of credit and $2.75 million outstanding under our note payable. As of December 31, 2005, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowing under our line of credit would be to increase annual interest expense by $0.6 million.

It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, as of December 31, 2005, we did not have significant overall currency exposure.

***

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PC Mall, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for vendor consideration as of January 1, 2003.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California

March 24, 2006

PC MALL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,289	$6,473
Accounts receivable, net of allowances of $4,774 and $2,846	102,981	92,393
Inventories, net	64,448	78,857
Prepaid expenses and other current assets	8,330	6,226
Deferred income taxes	3,597	3,204
Current assets of discontinued operation	—	20,596

Total current assets	185,645	207,749
Property and equipment, net	8,416	9,051
Deferred income taxes	8,821	7,634
Goodwill	1,405	1,405
Other assets	955	1,087
Non-current assets of discontinued operation	—	4,932

Total assets	$205,242	$231,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,728	$69,114
Accrued expenses and other current liabilities	20,839	20,749
Deferred revenue	10,440	10,262
Line of credit	53,517	49,027
Note payable – current	500	500
Current liabilities of discontinued operation	—	4,248

Total current liabilities	150,024	153,900
Note payable	2,250	2,750

Total liabilities	152,274	156,650

Commitments and contingencies (Note 7)
Minority interest in discontinued operation	—	4,297
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,015,641 and 11,851,115 shares issued; and 11,721,441 and 11,556,915 shares outstanding, respectively	12	12
Additional paid-in capital	83,533	99,172
Deferred stock-based compensation	—	(1,333)
Treasury stock, at cost: 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	274	198
Accumulated deficit	(29,836)	(26,123)

Total stockholders’ equity	52,968	70,911

Total liabilities and stockholders’ equity	$205,242	$231,858

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Net sales	$997,232	$978,320	$865,545
Cost of goods sold	878,665	852,073	750,817

Gross profit	118,567	126,247	114,728
Selling, general and administrative expenses	118,555	121,706	109,452

Operating profit	12	4,541	5,276
Interest expense, net	3,058	2,044	1,325

Income (loss) from continuing operations before income taxes	(3,046)	2,497	3,951
Income tax expense (benefit)	(1,114)	1,019	1,392

Income (loss) from continuing operations	(1,932)	1,478	2,559
Income (loss) from discontinued operation, net of taxes	(1,781)	(465)	484

Net income (loss)	$(3,713)	$1,013	$3,043

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.17)	$0.13	$0.24
Income (loss) from discontinued operation, net of taxes	(0.15)	(0.04)	0.05

Net income (loss)	$(0.32)	$0.09	$0.29

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.17)	$0.12	$0.22
Income (loss) from discontinued operation, net of taxes	(0.15)	(0.04)	0.04

Net income (loss)	$(0.32)	$0.08	$0.26

Weighted average number of common shares outstanding:
Basic	11,652	11,119	10,651
Diluted	11,652	12,145	11,636

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Outstanding	Amount
Balance at December 31, 2002	10,632	$11	$75,833	$—	$(556)	$—	$(30,179)	$45,109
Stock option exercises, including related income tax benefit	367	—	2,117	—	—	—	—	2,117
Stock issuances	8	—	32	—	—	—	—	32
Deferred stock compensation	—	—	50	—	—	—	—	50
Stock repurchases	(136)	—	—	—	(459)	—	—	(459)

Subtotal								46,849
Net income	—	—	—	—	—	—	3,043	3,043
Translation adjustment	—	—	—	—	—	1	—	1

Comprehensive income	—	—	—	—	—	—	—	3,044

Balance at December 31, 2003	10,871	11	78,032	—	(1,015)	1	(27,136)	49,893
Stock option exercises, including related income tax benefit	686	1	6,091	—	—	—	—	6,092
Compensatory stock option grant	—	—	2,000	(2,000)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	667	—	—	—	667
Non-cash stock-based compensation	—	—	839	—	—	—	—	839
Capital contributed by minority stockholders of subsidiary, net	—	—	16,739	—	—	—	—	16,739
Minority interest in IPO proceeds	—	—	(4,529)	—	—	—	—	(4,529)

Subtotal								69,701
Net income	—	—	—	—	—	—	1,013	1,013
Translation adjustment	—	—	—	—	—	197	—	197

Comprehensive income	—	—	—	—	—	—	—	1,210

Balance at December 31, 2004	11,557	12	99,172	(1,333)	(1,015)	198	(26,123)	70,911
Stock option exercises, including related income tax benefit	164	—	611	—	—	—	—	611
Amortization of deferred stock-based compensation	—	—	—	125	—	—	—	125
Spin-off of eCOST.com	—	—	(16,250)	1,208	—	—	—	(15,042)

Subtotal								56,605
Net loss	—	—	—	—	—	—	(3,713)	(3,713)
Translation adjustment	—	—	—	—	—	76	—	76

Comprehensive loss	—	—	—	—	—	—	—	(3,637)

Balance at December 31, 2005	11,721	$12	$83,533	$—	$(1,015)	$274	$(29,836)	$52,968

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$(3,713)	$1,013	$3,043
(Income) loss from discontinued operations, net of taxes	1,781	465	(484)

Income (loss) from continuing operations	(1,932)	1,478	2,559
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,043	4,222	4,091
(Benefit) provision for deferred income taxes	(1,432)	(2,887)	169
Tax benefit related to stock option exercises	281	3,835	837
Non-cash stock-based compensation	105	415	294
Gain on sale of fixed assets	(60)	—	(64)
Loss on impairment of capitalized software	—	560	—
Change in operating assets and liabilities:
Accounts receivable	(10,588)	(20,736)	(17,050)
Inventories	14,409	486	(24,724)
Prepaid expenses and other current assets	(2,104)	(2,368)	(886)
Other assets	56	(94)	7
Accounts payable	(8,684)	5,225	6,164
Accrued expenses and other current liabilities	122	3,059	5,277
Deferred revenue	178	260	163

Total adjustments	(3,674)	(8,023)	(25,722)

Net cash used in operating activities	(5,606)	(6,545)	(23,163)

Cash Flows From Investing Activities
Purchases of property and equipment	(3,177)	(3,167)	(4,731)
Additional purchase price consideration for acquisition of PBS	—	(601)	—
Proceeds from sale of property and equipment	93	3	64

Net cash used in investing activities	(3,084)	(3,765)	(4,667)

Cash Flows From Financing Activities
Payments for deferred financing costs	(188)	(25)	(440)
Borrowings under note payable	—	3,500	2,000
Repayment under note payable	(500)	(1,500)	(917)
Net borrowings under line of credit	4,490	22,825	8,705
Change in book overdraft	4,298	(17,145)	13,917
Net payments of obligations under capital leases	—	—	(124)
Repurchase of common stock	—	—	(459)
Proceeds from issuance of common stock	—	—	32
Proceeds from stock issued under stock option plans	330	2,256	1,280

Net cash provided by financing activities	8,430	9,911	23,994

Effect of foreign currency on cash flow	76	197	1

Net cash used in continuing operations	(184)	(202)	(3,835)
Cash Flows From Discontinued Operation (Revised – See Note 2)
Net cash flow from operating activities	(5,937)	(8,741)	(707)
Net cash flow from investing activities	5,937	(7,272)	(19)
Net cash flow from financing activities	—	16,013	726

Net cash flows from discontinued operation	—	—	—

Net decrease in cash and cash equivalents	(184)	(202)	(3,835)
Cash and cash equivalents at beginning of the period	6,473	6,675	10,510

Cash and cash equivalents at end of the period	$6,289	$6,473	$6,675

Supplemental Cash Flow Information
Interest paid	$2,943	$1,960	$1,241
Income taxes paid	121	504	286

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, ClubMac and PC Mall Gov brands, our websites pcmall.com, macmall.com, clubmac.com, pcmallgov.com and onsale.com, and other promotional materials.

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc. (“eCOST.com”) when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for all periods presented herein. See Note 3 below for more information on the discontinued operation of eCOST.com.

We operate in two reportable segments: (1) a rapid response supplier of technology solutions for businesses, government and educational institutions, as well as consumers, collectively referred to as “Core business” and (2) an online retailer of computer and consumer electronic products under the OnSale.com brand. Beginning in the first quarter of 2003, we integrated our former eLinux segment into the Core business segment. Also, beginning in the third quarter of 2003, the OnSale.com segment, which was previously reported as part of the Core business, was established as a new segment. Prior period segment amounts have been reclassified to reflect the new segment presentation. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements included herein are presented on a consolidated basis and include our accounts and accounts of our subsidiaries after elimination of intercompany accounts and transactions. We allocate earnings and losses to minority interests only to the extent of a minority investor’s investment in a subsidiary.

Use of Estimates in the Preparation of the Consolidated Financial Statements

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates, judgments and assumptions that affect the amounts reported herein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statement amounts to conform to the 2005 presentation.

Revised Presentation of Consolidated Statements of Cash Flows

Beginning in the fourth quarter of 2005, we have revised the presentation of our Consolidated Statements of Cash Flows for all periods presented to separately disclose the operating, investing and financing portions of the cash flows attributable to the discontinued operation of eCOST.com, which we spun-off in April 2005. We had previously reported these amounts on a combined basis in our quarterly financial statements in 2005.

Revenue Recognition

We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”) as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). While the wording of SAB 104 has revised the original SAB 101, “Revenue Recognition”, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of the sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we adjust such amounts in the subsequent period when delivery has occurred.

For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Certain software products, extended warranties and certain other products and services that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SAB 101 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, mail-in rebate redemptions and/or credit card chargebacks are greater than estimated by management, additional expense may be incurred.

Cost of Goods Sold

Cost of goods sold includes product costs and outbound and inbound shipping costs, offset by certain market development funds and other vendor consideration from vendors included in our catalogs, as described in “Advertising Costs and Vendor Consideration” below.

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. Our cash management programs result in utilizing available cash to pay down our line of credit. Checks issued but not presented for payment to the bank totaling $14.8 million and $10.5 million as of December 31, 2005 and 2004 were included in “Accounts payable” in the Consolidated Balance Sheets.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of trade receivables for sales to customers on account and other receivables, which include all other types of receivables, mainly vendor receivables (in thousands):

	December 31,
	2005	2004
Trade receivables	$93,168	$80,116
Other receivables	14,587	15,123

Total gross accounts receivable	107,755	95,239
Less: Allowance for doubtful accounts receivable	(4,774)	(2,846)

Accounts receivable, net	$102,981	$92,393

We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowances may be required.

Concentration of Credit Risk

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history and generally do not require collateral. We have historically incurred credit losses within management’s expectations. No customer accounted for more than 10% of trade accounts receivable at December 31, 2005 and 2004.

Inventories

Inventories consist primarily of finished goods, and are stated at cost (determined under the first-in, first-out method) or market, whichever is lower. At December 31, 2005 and 2004, we had reserves of $2.2 million and $2.0 million, reflecting lower of cost or market pricing and potential excess and obsolete inventory for demonstration purposes. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until delivery has occurred. As such, inventories include goods-in-transit to customers at December 31, 2005 and 2004.

Advertising Costs and Vendor Consideration

We account for advertising costs in accordance with Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” We produce and circulate direct response catalogs at various dates throughout the year. The costs of developing, producing and circulating each direct response catalog are deferred and amortized to advertising expense based on the life of the catalog, which is approximately eight weeks. Other non-catalog advertising expenditures are expensed in the period incurred. Total net advertising expenditures, which are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $15.6 million in 2005, compared to $19.0 million in 2004 and $20.1 million in 2003. Deferred advertising costs, which are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets, were $1.1 million and $1.6 million at December 31, 2005 and 2004.

As we circulate catalogs throughout the year, we receive market development funds and other vendor consideration from vendors included in each catalog. These funds are deferred and recognized based on sales generated over the life of the catalog. We also receive other non-catalog related vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebate programs and other programs to support our marketing of their products. Most of our vendor consideration is recorded as an offset to cost of sales in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. We adopted EITF 02-16 on January 1, 2003, which requires, under certain circumstances, that vendor considerations received be recorded as a reduction of cost of sales rather than as an offset to selling, general and administrative expenses. This resulted in a significant change in our reported net advertising expense and cost of goods sold for 2003, the year of adopting EITF 02-16 compared to prior years. The adoption of EITF 02-16 in 2003 resulted in approximately $20.0 million of vendor consideration being recorded against cost of sales, which was previously recorded as an offset to selling, general and administrative expenses in prior years. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as noted below. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. We also capitalize computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.”

Computers, software, machinery and equipment	3 – 5 years
Leasehold improvements	1 – 10 years
Furniture and fixtures	3 – 15 years
Building and improvements	5 – 31 years

We had $2.0 and $2.3 million of unamortized internally developed software at December 31, 2005 and 2004. In December 2004, we recorded a charge of approximately $0.6 million to “Selling, general and administrative expenses” on our Consolidated Statements of Operations relating to an impairment of previously capitalized internally developed software.

Disclosures About Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values because of the short-term maturity of these instruments. The carrying amounts of our line of credit borrowings and notes payable approximate their fair values based upon the current rates offered to us for obligations of similar terms and remaining maturities.

Goodwill

Prior to January 1, 2002, goodwill resulting from acquisitions was amortized using the straight-line method over periods not exceeding twenty-five years and was subject to periodic review for impairment. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and

Other Intangible Assets” and ceased amortization of goodwill. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of our market capitalization. We perform our annual impairment test for goodwill during the fourth quarter of each year, using the present value of expected future cash flows and other techniques for determining fair value. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from the annual impairment test, such loss will be recorded as a pre-tax charge to operating income.

In April 2002, we acquired substantially all of the assets of Pacific Business Systems, Inc. (“PBS”), a privately held direct marketer of computer products to business and consumer customers under the ClubMac brand. We operate the acquired business as ClubMac and consider this business to be a part of our Core business segment (defined in Note 12). Under the terms of the asset purchase agreement, we acquired PBS’ customer database, accounts receivable, inventory, certain fixed assets and certain intellectual property and assumed certain liabilities equal to the negotiated values of acquired accounts receivable and inventory. In addition to certain liabilities assumed, we issued 300,000 shares of our common stock valued at approximately $1.3 million to PBS and agreed to a capped three-year earn-out, whereby additional consideration was paid to PBS based on the future results of the acquired business. During 2004, we recorded $0.5 million of additional purchase price consideration resulting from the earn-out provision and none in 2005. The change in the carrying amounts of goodwill, all of which is held at the Core business segment, was as follows (in thousands):

Goodwill
Balance at December 31, 2003	$861
Additional consideration pursuant to earn-out provision	544

Balance at December 31, 2004	1,405
Activity	—

Balance at December 31, 2005	$1,405

We performed our annual impairment test for goodwill in the fourth quarter of 2005. The estimated fair value of our Core business segment exceeded its net carrying value, and as such, we determined that no impairment of goodwill existed as of December 31, 2005.

Valuation of Long-Lived Assets

We review long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Changes in estimates of future cash flows attributable to the long-lived assets could result in a write-down of the asset in a future period.

Debt Issuance Costs

We defer costs incurred to obtain our credit facility and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Income Taxes

We account for income taxes under the liability method as prescribed in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax basis and financial reporting amounts of existing assets and liabilities. We make certain estimates and judgments in determining income tax provisions and benefits, in assessing the likelihood of recovering our deferred tax assets and in evaluating our tax positions. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized. See Note 6 for more detailed information.

Stock-Based Compensation

We have adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148, we continue to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair-value method had been applied. Accordingly, we do not record compensation expense on issuance of stock options to employees as all options issued to employees to date were granted at the then-current market value at the date of grant.

SFAS 123 Pro Forma Information

The following table presents the effect on “Income (loss) from continuing operations” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

	December 31,
	2005	2004	2003
Income (loss) from continuing operations (as reported)	$(1,932)	$1,478	$2,559
Less stock compensation expense, net of taxes, determined under the fair value based method	(1,966)	(1,735)	(1,082)
Add stock compensation expense, net of taxes, included in reported income (loss) from continuing operations	—	—	191

Income (loss) from continuing operations (pro forma)	$(3,898)	$(257)	$1,668

Basic and diluted earnings (loss) from continuing operations per common share:
Basic – as reported	$(0.17)	$0.13	$0.24
Basic – pro forma	(0.33)	(0.02)	0.16
Diluted – as reported	$(0.17)	$0.12	$0.22
Diluted – pro forma	(0.33)	(0.02)	0.14

The following table presents the effect on “Net income (loss)” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

	December 31,
	2005	2004	2003
Net income (loss) (as reported)	$(3,713)	$1,013	$3,043
Less stock compensation expense, net of taxes, determined under the fair value based method	(1,966)	(2,617)	(1,082)
Add stock compensation expense, net of taxes, included in reported net income (loss)	—	913	191

Net income (loss) (pro forma)	$(5,679)	$(691)	$2,152

Basic and diluted earnings (loss) per common share:
Basic – as reported	$(0.32)	$0.09	$0.29
Basic – pro forma	(0.49)	(0.06)	0.20
Diluted – as reported	$(0.32)	$0.08	$0.26
Diluted – pro forma	(0.49)	(0.06)	0.18

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	2005	2004	2003
Risk free interest rates	3.88%	3.62%	3.68%
Expected dividend yield	None	None	None
Expected lives	5 yrs.	6 yrs.	7 yrs.
Expected volatility	99%	110%	119%
Weighted average grant date fair value	$3.52	$13.52	$9.24

Foreign Currency Translation

The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of our Canadian and Philippine subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in other comprehensive income as a separate component of stockholders’ equity on our Consolidated Balance Sheets. All transaction gains or losses are recorded in the Consolidated Statements of Operations. These gains or losses were not material in any of the years presented in our consolidated financial statements.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. Under APB 20, a change in accounting principle was recognized as a cumulative effect of accounting change in the income statement of the period of the change. SFAS 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability, when incurred, for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We have adopted FIN 47 as of the end of our fiscal year ended December 31, 2005. The adoption of this standard did not have a significant impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a significant impact on our consolidated results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory

Pricing” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, double freight, rehandling costs and wasted material. SFAS 151 requires that these types of costs be recognized as current period expenses regardless of whether they meet the criteria of “so abnormal” as previously provided in ARB 43. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing which model will be used in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The SEC extended the implementation date of SFAS 123R such that the effective date of the new standard for our financial statements is the first fiscal quarter of 2006. We have determined that we will adopt the modified prospective method provided by SFAS 123R. However, we have not yet determined the impact of adopting SFAS 123R on our consolidated results of operations or financial position.

3. Discontinued Operation

On September 1, 2004, eCOST.com completed the sale of 3,465,000 shares of its common stock for an aggregate consideration of $20.1 million, less underwriting discounts and commissions of $1.4 million (the “IPO”). eCOST.com incurred approximately $2.0 million of offering expenses in connection with the offering. In connection with the IPO, eCOST.com paid a dividend of $2.5 million to us through a non-cash settlement of the capital contribution due from us outstanding at the completion of the IPO. Following the IPO, we owned 80.2% of the outstanding common stock of eCOST.com.

At the date of the IPO, we recorded a minority interest liability of $4.5 million representing the 19.8% interest in eCOST.com’s stockholders’ equity immediately following the IPO. The liability was offset by a corresponding reduction of additional paid-in-capital. Further, this liability was reduced by the 19.8% portion of eCOST.com’s net loss between the completion of the IPO date and the end of the fourth quarter of 2004, totaling $0.2 million.

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

The financial results of eCOST.com, which were historically reported as an operating segment, have been excluded from our results from continuing operations for all periods presented herein and have been presented as a discontinued operation. eCOST.com’s revenues, operating and non-operating results for all periods prior to April 12, 2005 are reflected in a single line item entitled “Income (loss) from discontinued operation, net of taxes” on our Consolidated Statements of Operations, and eCOST.com’s assets and liabilities are presented in our Consolidated Balance Sheets in line items entitled “Current assets of discontinued operation,” “Non-current assets of discontinued operation” and “Current liabilities of discontinued operation” as of December 31, 2004. Cash flows resulting from the discontinued operations of eCOST.com have been presented separately from cash flows resulting from our continuing operations. See “Revised Presentation of Consolidated Statements of Cash Flows” in Note 2 for more information.

The carrying amounts of major classes of eCOST.com’s assets and liabilities that have been included in such balance sheet line items, as described above, in our Consolidated Balance Sheet as of December 31, 2004 were as follows (in thousands):

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

Included in the total assets of $25.5 million and total current liabilities of $4.2 million as of December 31, 2004 presented above are $1.0 million of reclassification adjustments to present eCOST.com’s financial statements on a stand-alone basis.

The operating results of the discontinued operation of eCOST.com reported in “Income (loss) from discontinued operation, net of taxes” in our Consolidated Statements of Operations through April 11, 2005, the completion date of the spin-off, were as follows (in thousands):

	December 31,
	2005	2004	2003
Net sales	$59,781	$178,933	$110,041

Income (loss) before income taxes	$(3,252)	$(1,149)	$747
Income tax expense (benefit)	(1,005)	(452)	263
Minority interest	466	232	—

Income (loss) from discontinued operation, net of taxes	$(1,781)	$(465)	$484

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

4. Property and Equipment

Property and equipment consist of the following as of December 31 (in thousands):

	2005	2004
Computers, software, machinery and equipment	$27,031	$24,800
Leasehold improvements	4,057	3,985
Furniture and fixtures	3,484	3,435
Building and improvements	1,725	1,725
Land	912	912
Software development in progress	749	793

Subtotal	37,958	35,650
Less: Accumulated depreciation and amortization	(29,542)	(26,599)

Property and equipment, net	$8,416	$9,051

Depreciation and amortization expense for property and equipment for the years ended December 31, 2005, 2004 and 2003 totaled $3.8 million, $3.9 million and $3.5 million.

5. Line of Credit and Note Payable

We maintain an asset-based revolving credit facility from a lending unit of a large commercial bank that commenced in March 2001. In March 2003, the credit facility was amended to extend the term by an additional three years to expire in March 2007, and obtain improved terms. In September 2005, the credit facility was amended to, among other things, increase the total line of credit from $75.0 million to $100.0 million and the maturity date of the facility was extended from March 2007 to March 2008. The agreement is substantially the same as our previous agreement, but has the following additional material provision changes: credit card receivables are included in the borrowing base up to $7.5 million; receivables of up to $5.0 million from our former subsidiary, eCOST.com, are included in the borrowing base; and the unused line fee provisions were amended to provide that the existing unused line fee of 0.25% per annum will be assessed on the unused portion of the credit facility up to $60.0 million, unless the outstanding borrowings under the credit facility exceed $75.0 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80.0 million. The amended agreement also included a line increase fee of $62,500, a syndication fee of $25,000 and an extension fee of $100,000, which we deferred (included in “Other assets” in our Consolidated Balance Sheets) and began amortizing over the remaining modified term of the agreement beginning in the third quarter of 2005.

The credit facility functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.0% or 2.25%, depending on certain earnings targets. At December 31, 2005, the prime rate was 7.0%, our effective LIBOR option was 6.35% and we had $53.5 million of net working capital advances outstanding under the line of credit. At December 31, 2005, we had $26.1 million available to borrow for working capital advances under the line of credit. The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at December 31, 2005.

In February 2005, we terminated a flooring credit facility, which functioned in lieu of a vendor trade payable for inventory purchases and did not bear interest if paid within terms specific to each vendor. We did not draw any substantial amounts on the flooring credit facility during 2005, 2004 and 2003.

In connection with and as a part of the line of credit, we entered into a term note. In May 2004, we amended the term note to increase the borrowing base from $2.0 million to $3.5 million and extend the maturity date from March 2005 to September 2011. As of December 31, 2005, we had borrowed $3.5 million under the term note, payable in equal monthly principal installments, plus interest at the prime rate with a LIBOR option. At December 31, 2005, we had $2.75 million outstanding under the term note. Our term note matures as follows: $500,000 annually in each of the years 2006 through 2010 and $250,000 thereafter.

6. Income Taxes

Our income tax expense (benefit) consisted of the following for the years ended December 31 (in thousands):

	2005	2004	2003
Current
Federal	$—	$—	$111
State	37	71	275

Total – Current	37	71	386

Deferred
Federal	(1,019)	898	1,137
State	(171)	26	(131)
Foreign	39	24	—

Total – Deferred	(1,151)	948	1,006

Total income tax expense (benefit)	$(1,114)	$1,019	$1,392

The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

	2005	2004	2003
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.8	2.7	4.4
Non-deductible business expenses	(3.1)	3.9	2.2
Other	0.9	0.2	(5.4)

Total	36.6%	40.8%	35.2%

The significant components of deferred tax assets were as follows at December 31 (in thousands):

	2005	2004
Accounts receivable	$1,834	$1,084
Inventories	751	790
Property and equipment	1,026	530
Amortization	2,411	2,717
Accrued expenses and reserves	999	1,224
Tax credits and loss carryforwards	5,446	4,514
Other	(49)	(21)

Total	$12,418	$10,838

The exercise of stock options resulted in a tax benefit that has been reflected as a reduction of taxes payable, an increase to deferred tax assets and an increase to additional paid-in capital. The benefit recorded to additional paid-in capital was $0.3 million, $3.8 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003.

We entered into a Tax Allocation and Indemnification Agreement with eCOST.com, which governs the respective rights, responsibilities and obligations of eCOST.com and us after eCOST.com’s IPO in September 2004. As part of this agreement, any remaining unused operating loss allocable to eCOST.com under federal tax law will carry forward to eCOST.com’s separate federal income tax returns and will be available to offset eCOST.com’s operating profits earned as a stand-alone company beginning in 2006. Under the Tax Allocation and Indemnification Agreement, eCOST.com is not allocated any remaining unused operating loss under state or local law unless required under applicable state or local law. See Note 3 for a detailed discussion of this agreement.

At December 31, 2005, we had, net of unused operating loss allocated to eCOST.com as described above, state net operating loss carryforwards of $16.2 million, which begin to expire at the end of 2006, and federal net operating loss carryforwards of $13.4 million, which begin to expire at the end of 2019. At December 31, 2005, we had federal minimum tax credit carryforwards of approximately $52,000 which do not expire.

We account for income taxes under the liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon sufficient taxable income within the carryback years and the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, if carryback is permitted in the tax law, the projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and the projections for future taxable income over the periods when the deferred tax assets are deductible, management believes it is more likely than not that we will realize all of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

7. Commitments and Contingencies

Commitments

We lease office and warehouse space and equipment under various non-cancelable operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. We also have minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and material employment contracts with certain executive and senior management (which consist of severance arrangements that, if exercised, would become payable in less than one year). As of December 31, 2005, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$4,042	$2,738	$1,021	$519	$74	$—	$8,394
Other commitments	3,378	85	21	—	—	—	3,484

Total minimum payments	$7,420	$2,823	$1,042	$519	$74	$—	$11,878

For the years ended December 31, 2005, 2004 and 2003, total rent expense, net of sublease income, totaled $4.0 million, $3.9 million and $3.5 million. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Legal Proceedings

Various claims and actions, considered normal to our business, have been asserted and are pending against us. As of December 31, 2005, we do not believe that any such claims and actions will have a material adverse effect on our financial position. Litigation, however, involves uncertainties, and it is possible that the eventual outcome of litigation could adversely affect our consolidated results of operations or financial position for a particular period.

See Note 14 for a discussion of a purported class action lawsuit that was filed on February 3, 2006 against us.

8. Stockholders’ Equity

In July 1996, we announced a plan to repurchase up to 1,000,000 shares of our common stock. The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management determines additional purchases are not warranted. We will finance the repurchase plan with existing working capital. As of December 31, 2005, we have repurchased a cumulative total of 294,200 shares, which includes 254,200 shares repurchased under the program. We have not repurchased any shares of our common stock during 2005 or 2004.

9. Earnings (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of 1,250,823, 38,773 and 323,170 for the years ended December 31, 2005, 2004 and 2003 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income (Loss)	Shares	Per Share Amounts
Year Ended December 31, 2005:
Basic EPS
Loss from continuing operations	$(1,932)	11,652	$(0.17)

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted loss from continuing operations	$(1,932)	11,652	$(0.17)

Year Ended December 31, 2004:
Basic EPS
Income from continuing operations	$1,478	11,119	$0.13

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,026

Diluted EPS
Adjusted income from continuing operations	$1,478	12,145	$0.12

Year Ended December 31, 2003:
Basic EPS
Income from continuing operations	$2,559	10,651	$0.24

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	985

Diluted EPS
Adjusted income from continuing operations	$2,559	11,636	$0.22

10. Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. We made a 25% matching contribution for amounts that did not exceed 4% of the participants’ annual compensation until March 31, 2004, at which time we terminated the matching provision. During 2004 and 2003, we incurred approximately $42,000 and $188,000 of expenses related to the 401(k) matching component of this plan.

1994 Stock Incentive Plan

In November 1994, our Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “1994 Plan”), which provides for the grant of stock options to our employees and consultants. Under the 1994 Plan, we may grant options (“Incentive Stock Options”) within the meaning of Section 422A of the Internal Revenue Code, or options not intended to qualify as Incentive Stock Options (“Nonstatutory Stock Options”).

In May 2000, our Board of Directors and stockholders approved amendments to the 1994 Plan which (i) increased the number of shares authorized to be issued under the 1994 Plan from 1,950,000 shares to 2,950,000 shares, (ii) added an “evergreen provision,” the effect of which automatically increases the number of shares of our common stock available for issuance under the 1994 Plan as of January 1 of each year by three percent (3%) of our outstanding common stock as of December 31 of the immediately preceding fiscal year, (iii) added non-employee directors as persons eligible to receive options and other stock-based awards under the 1994 Plan and (iv) added certain provisions to the 1994 Plan to ensure that options may qualify as performance-based compensation under Section 162(m) of the Code. In June 2002, our Board of Directors and stockholders approved an amendment to and restated the 1994 Plan which increased the stated number of shares authorized to be issued under the 1994 Plan by 750,000 shares.

As of December 31, 2005, a total of 763,192 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2005 have been Nonstatutory Stock Options.

The 1994 Plan, as amended, is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 1994 Plan, the Compensation Committee has the authority to select the employees and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the option, (ii) when the option becomes exercisable, (iii) the option’s exercise price, which must be at least 100% with respect to Incentive Stock Options and at least 85% with respect to Nonstatutory Stock Options of the fair market value of the common stock as of the date of grant, and (iv) the duration of the option (which may not exceed ten years). All options generally vest over three to five years, and are nontransferable other than by will or by the laws of descent and distribution. The Compensation Committee has delegated to our Chief Executive Officer the authority to approve option grants to eligible employees under the 1994 Plan (other than executive officers), subject to certain numerical limits.

1995 Director Stock Option Plan

We adopted the Directors’ Non-Qualified Stock Option Plan (the “Director Plan”) in 1995. However, in May 2000, our Board of Directors and stockholders voted to terminate the Director Plan such that no further grants would be made thereunder, and further provided that non-employee directors are persons eligible to receive future options and other stock-based awards under the 1994 Plan, as discussed above. As of December 31, 2005, there were 5,000 options outstanding under the Director Plan.

Stock Warrants and Options Issued to Non-employees

In October 2004, we issued options to purchase 45,000 shares of our common stock under our 1994 Plan to an investor and public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the options was reduced to $6.12 and the consultant received options to purchase 54,319 shares of eCOST.com common stock in the transaction. Of the original grant of options to purchase 45,000 shares, an aggregate of 7,500 shares of the options vested on the date of the grant, and the remaining shares vested quarterly over a one-year period from the date of grant. We valued the options at fair value based on a Black-Scholes fair value calculation. The options were valued at the date of grant and were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option. The options became fully vested in October 2005. We recorded a cumulative compensation expense of $0.4 million, of which approximately $0.1 million related to 2005 and $0.3 million related to 2004. The options were still outstanding at December 31, 2005.

In June 2003, we issued a warrant to purchase 30,000 shares of our common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five-year term, which vested monthly over a one year period from the date of grant. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the warrant was reduced to $1.59, and the consulting firm received a warrant to purchase 36,213 shares of eCOST.com common stock in the transaction. We valued the warrant at fair value based on a Black-Scholes fair value calculation. The warrant was valued at the date of grant and was measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the warrant. The warrant became fully vested in June 2004. We recorded a cumulative compensation expense of $0.4 million, of which approximately $0.1 million related to 2004 and $0.3 million to 2003. The warrant was still outstanding at December 31, 2005.

The following table summarizes stock option and warrant activity for the above plans:

	Number	Weighted Average Exercise Price
Outstanding at December 31, 2002	2,538,182	$1.22
Granted	377,750	4.08
Canceled	(88,855)	1.37
Exercised	(367,404)	1.39

Outstanding at December 31, 2003	2,459,673	1.60
Granted	538,100	6.41
Canceled	(76,887)	3.58
Exercised	(684,092)	1.30

Outstanding at December 31, 2004	2,236,794	2.77
Granted	635,550	4.61
Canceled	(80,210)	4.11
Exercised	(164,526)	1.41

Outstanding at December 31, 2005	2,627,608	$3.27

Effective April 11, 2005, as a result of the spin-off of eCOST.com and the related special stock dividend, the exercise price of all options under the above plans was reduced by the pro rata effect of the reduction in our stock price.

Of the options outstanding at December 31, 2005, 2004 and 2003, options to purchase 1,700,522, 1,368,572 and 1,452,077 shares were exercisable at weighted average prices of $2.32, $1.66 and $1.22 per share. The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $0.82	571,824	4.31	$0.65	569,949	$0.65
$0.87 - $2.41	546,080	6.22	1.17	501,340	1.17
$2.46 - $4.41	576,034	7.47	3.85	287,430	3.37
$4.49 - $5.94	471,545	8.95	5.00	117,823	5.04
$6.04 - $16.56	462,125	8.70	6.48	223,980	6.39

	2,627,608			1,700,522

11. Comprehensive Income (Loss)

Our total comprehensive income (loss) was as follows for the periods presented (in thousands):

	December 31,
	2005	2004	2003
Net income (loss)	$(3,713)	$1,013	$3,043
Other comprehensive income:
Foreign currency translation adjustments	76	197	1

Total comprehensive income (loss)	$(3,637)	$1,210	$3,044

12. Segment Information

We operate in two reportable segments: (1) a rapid response supplier of technology solutions for businesses, government and educational institutions, as well as consumers, collectively referred to as “Core business” and (2) an online retailer of computer and consumer electronic products under the OnSale.com brand. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

Year Ended December 31, 2005	Core business	OnSale.com	Consolidated
Net sales	$987,324	$9,908	$997,232
Gross profit	117,776	791	118,567
Operating profit (loss)	2,521	(2,509)	12

Year Ended December 31, 2004
Net sales	$977,626	$694	$978,320
Gross profit	126,201	46	126,247
Operating profit (loss)	5,949	(1,408)	4,541

Year Ended December 31, 2003
Net sales	$865,531	$14	$865,545
Gross profit	114,714	14	114,728
Operating profit (loss)	6,299	(1,023)	5,276

As of December 31, 2005 and 2004, we had total consolidated assets of $205.2 million and $231.9 million. Our management does not have available to them and does not use assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein. Our total consolidated assets at December 31, 2004 of $231.9 million included the assets of our discontinued operation, eCOST.com, which was comprised of $20.6 million classified as “Current assets of discontinued operation” and $4.9 million classified as “Non-current assets of discontinued operation” on our Consolidated Balance Sheets.

Sales of our products and services are made to customers primarily within the U.S. During 2005, 2004 and 2003, less than 1% of our total net sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our net sales in the years ended December 31, 2005, 2004 and 2003. Our property and equipment are primarily located in the U.S., with approximately 15%, 11% and 6% of our total property and equipment, net, as of December 31, 2005, 2004 and 2003 located in Canada, and the Philippines as of December 31, 2005.

13. Related-Party Transactions

Frank F. Khulusi, our President, Chief Executive Officer and Chairman of the Board of Directors, became a greater than 10% stockholder of eCOST.com in April 2005 as a result of the spin-off of eCOST.com to our stockholders. As a result of his direct and indirect beneficial interests in eCOST.com and us, eCOST.com became our related party.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”) entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. For the period between April 12, 2005 and December 31, 2005, we had net sales to eCOST.com of $31.6 million and we had a net receivable of $0.2 million from eCOST.com as of December 31, 2005 included in “Accounts receivable, net” in the Consolidated Balance Sheets.

We are also a party to certain other agreements with eCOST.com that were entered into in conjunction with eCOST.com’s IPO as follows:

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

Tax Allocation and Indemnification Agreement

The Tax Allocation and Indemnification Agreement governs the respective rights, responsibilities and obligations of us and eCOST.com after eCOST.com’s IPO with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. See further discussion of this agreement in Note 3 and in Note 6.

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

Information Technology Systems Usage and Services Agreement

Under the Information Technology Systems Usage and Services Agreement, we provide eCOST.com with usage of telecommunications systems and hardware and software systems, information technology services and related support services, including maintaining eCOST.com’s management information and reporting systems and hosting its website. As consideration for the services and the usage of the hardware and software systems, eCOST.com pays a monthly fee of $40,000 and provides reimbursement for actual telecommunications systems usage charges. The agreement has a term of two years from eCOST.com’s IPO, but either party may terminate the agreement earlier by providing the other party 180 days prior written notice of such termination. On March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement.

Sublease Agreement

Under the Sublease Agreement, eCOST.com currently leases office space from us located at our corporate headquarters in Torrance, California, of approximately 11,000 square feet at $9,130 monthly base rent. In January 2006, the sublease was increased in rentable square feet to 14,300 at $11,869 monthly base rent. The sublease terminates in September 2007 pursuant to its terms; however, on March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement.

14. Subsequent Event

On February 3, 2006, a purported class action lawsuit entitled Nicole Atkins, et al. v. PC Mall, Inc., et al. was filed in the Superior Court of California, Los Angeles County. The potential class consists of all of our current and former account executives in California. The lawsuit alleges that we improperly classified members of the putative class as “exempt” employees in violation of California’s wage and hour and unfair business practice laws and seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. We plan to vigorously defend this litigation. Because the case is in its preliminary stages, we cannot yet predict its outcome and potential financial impact on our business, results of operations and financial condition.

We are not currently a party to any other material legal proceedings. From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Any such litigation, including the litigation discussed above, could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition.

***

PC MALL, INC.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION

(unaudited, in thousands, except per share data)

	2005 (2)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$238,374	$253,170	$244,039	$261,649
Gross profit	26,767	28,584	29,493	33,723
Income (loss) from continuing operations	$(2,985)	$(553)	$229	$1,377
Loss from discontinued operation, net of taxes	(1,182)	(599)	—	—

Net income (loss)	$(4,167)	$(1,152)	$229	$1,377

Basic and diluted earnings (loss) per common share from continuing operations:
Basic	$(0.26)	$(0.05)	$0.02	$0.12
Diluted	(0.26)	(0.05)	0.02	0.11

	2004 (2)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)
Net sales	$239,799	$231,613	$239,824	$267,084
Gross profit	31,208	30,417	30,089	34,533
Income from continuing operations	$128	$554	$766	$30
Income (loss) from discontinued operation, net of taxes	8	153	(556)	(70)

Net income (loss)	$136	$707	$210	$(40)

Basic and diluted earnings per common share from continuing operations:
Basic	$0.01	$0.05	$0.07	$—
Diluted	0.01	0.05	0.06	—

(1)	Includes adjustments to record amortization of approximately $77,000, net of taxes, related to customer relationship intangible assets and a reduction in revenues of approximately $54,000, net of taxes, related to software service advisor fees.
(2)	Reflects eCOST.com as a discontinued operation for all periods presented as a result of its spin-off in April 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our board of directors, audit committee, audit committee financial expert and code of business conduct and ethics is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

A list of our executive officers is included in Part I, Item 1 of this annual report under the caption “Executive Officers of the Registrant.”

All of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, must comply with our code of business conduct and ethics. Our code of business conduct and ethics is posted in the “Investor Relations” section of our website at www.pcmall.com. Any amendments to, or waivers from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be posted in the “Investor Relations” section of our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors – Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Executive Compensation – Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page Number
(1) Financial Statements	See Part II, Item 8, beginning on page 45
(2) Financial Statement Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004 and 2003	73

(3) Exhibits	74

The exhibits listed on the exhibit index attached hereto are incorporated herein by reference.

PC MALL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deduction from Reserves			Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2005	$2,846	$3,851	$(1,923)	(a	)	$4,774
December 31, 2004	2,014	2,678	(1,846)	(a	)	2,846
December 31, 2003	1,734	2,357	(2,077)	(a	)	2,014
Reserve for inventory for the years ended:
December 31, 2005	$2,022	$1,675	$(1,495)	(b	)	$2,202
December 31, 2004	1,506	1,354	(838)	(b	)	2,022
December 31, 2003	773	1,650	(917)	(b	)	1,506
Sales returns reserve for the years ended:
December 31, 2005	$3,415	$28,684	$(28,744)	(c	)	$3,355
December 31, 2004	2,509	33,744	(32,838)	(c	)	3,415
December 31, 2003	3,837	27,374	(28,702)	(c	)	2,509

(a)	Relates primarily to accounts written-off.
(b)	Relates primarily to excess and/or obsolete inventory written-off.
(c)	Relates to sales returns received and applied to sales returns reserve.

***

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2000 (File No. 0-25790) filed with the Commission on April 2, 2001 (the “2000 Form 10-K”))

10.1*	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (incorporated herein by reference to Annex A to the Definitive Proxy Statement of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 24, 2002)

10.2*	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*	Employment Agreement, dated January 1, 1994, between Creative Computers, Inc. and Daniel J. DeVries (incorporated herein by reference to the 1995 Form S-1)

10.4*	Directors’ Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 1999 (File No. 0-25790) filed with the Commission on August 16, 1999)

10.5	Authorized Apple Dealer U.S. Sales Agreement, dated August 29, 1996; Authorized Apple Catalog Reseller Sales Agreement, dated August 29, 1996; Dealer Apple Authorized Service Provider Agreement, dated August 29, 1996; Apple Corporate Alliance Program Addendum to the Authorized Apple Dealer Sales Agreement, dated August 29, 1996 (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 1996 (File No. 0-25790) filed with the Commission on March 31, 1997)

10.6	Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and certain of the subsidiaries of IdeaMall, Inc. (incorporated herein by reference to Exhibit 10.43 to the 2000 Form 10-K)

10.7	Agreement for Wholesale Financing, dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and certain of the subsidiaries of IdeaMall, Inc. (incorporated herein by reference to Exhibit 10.44 to the 2000 Form 10-K)

10.8*	Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

10.9	First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2003, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2002 (File No. 0-25790) filed with the Commission on November 14, 2002)

10.10	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2002 (File No. 0-25790) filed with the Commission on March 31, 2003)

10.11		Third Amendment to Loan and Security Agreement, dated March 31, 2003, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended March 31, 2003 (File No. 0-25790) filed with the Commission on May 15, 2003)

10.12		Fourth Amendment to Loan and Security Agreement, dated May 3, 2004, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended March 31, 2004 (File No. 0-25790) filed with the Commission on May 12, 2004 (the “March 31, 2004 Form 10-Q”))

10.13		Wholesale Financing Agreement, dated March 17, 2003, among GE Commercial Distribution Finance Corporation, PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.51 to the March 31, 2004 Form 10-Q)

10.14		First Amendment to Wholesale Financing Agreement, dated March 12, 2004, among GE Commercial Distribution Finance Corporation, PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.52 to the March 31, 2004 Form 10-Q)

10.15		Second Amendment to Wholesale Financing Agreement, dated April 12, 2004, among GE Commercial Distribution Finance Corporation, PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.53 to the March 31, 2004 Form 10-Q)

10.16	*	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2004 (File No. 0-25790) filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.17		Second Amendment to Loan and Security Agreement, dated October 31, 2003, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated by reference to Exhibit 10.55 to the June 30, 2004 Form 10-Q)

10.18		Master Separation and Distribution Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.56 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2004 (the “September 8, 2004 Form 8-K”))

10.19		Tax Allocation and Indemnification Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.57 to the September 8, 2004 Form 8-K)

10.20		Employee Benefit Matters Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.58 to the September 8, 2004 Form 8-K)

10.21		Registration Rights Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.59 to the September 8, 2004 Form 8-K)

10.22	*	Form of Executive Non-Qualified Stock Option Agreement (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2004 (File No. 0-25790) filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.23	*	Form of Executive Non-Qualified Stock Option Agreement (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.24		Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.25		Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.26	*	Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Ted Sanders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2005 (the “March 25, 2005 Form 8-K”))

10.27	*	Summary of Executive Salary and Bonus Arrangements

10.28	*	Summary of Director Compensation Arrangements

10.29	*	Summary of Executive Bonus Plan (incorporated herein by reference to Exhibit 10.68 to the December 31, 2004 Form 10-K)

10.30	*	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the March 25, 2005 Form 8-K)

10.31		Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.32	*	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi

10.33	*	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi

10.34		Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2005)

10.35	*	Severance Agreement, dated January 31, 2006, between PC Mall Inc. and Daniel J. DeVries (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 3, 2006)

21.1		Subsidiaries of PC Mall, Inc. as of December 31, 2005

23.1		Consent of PricewaterhouseCoopers LLP

31.1		Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PC MALL, INC. (Registrant)

Date: March 30, 2006	By:	/s/ FRANK F. KHULUSI
Frank F. Khulusi Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank F. Khulusi and Theodore R. Sanders, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK F. KHULUSI Frank F. Khulusi	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2006

/s/ THEODORE R. SANDERS Theodore R. Sanders	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ PAUL C. HEESCHEN Paul C. Heeschen	Director	March 30, 2006

/s/ THOMAS A. MALOOF Thomas A. Maloof	Director	March 30, 2006

/s/ RONALD B. RECK Ronald B. Reck	Director	March 30, 2006

***

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2000 (File No. 0-25790) filed with the Commission on April 2, 2001 (the “2000 Form 10-K”))

10.1*	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (incorporated herein by reference to Annex A to the Definitive Proxy Statement of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 24, 2002)

10.2*	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*	Employment Agreement, dated January 1, 1994, between Creative Computers, Inc. and Daniel J. DeVries (incorporated herein by reference to the 1995 Form S-1)

10.4*	Directors’ Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 1999 (File No. 0-25790) filed with the Commission on August 16, 1999)

10.5	Authorized Apple Dealer U.S. Sales Agreement, dated August 29, 1996; Authorized Apple Catalog Reseller Sales Agreement, dated August 29, 1996; Dealer Apple Authorized Service Provider Agreement, dated August 29, 1996; Apple Corporate Alliance Program Addendum to the Authorized Apple Dealer Sales Agreement, dated August 29, 1996 (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 1996 (File No. 0-25790) filed with the Commission on March 31, 1997)

10.6	Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and certain of the subsidiaries of IdeaMall, Inc. (incorporated herein by reference to Exhibit 10.43 to the 2000 Form 10-K)

10.7	Agreement for Wholesale Financing, dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and certain of the subsidiaries of IdeaMall, Inc. (incorporated herein by reference to Exhibit 10.44 to the 2000 Form 10-K)

10.8*	Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

10.9	First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2003, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2002 (File No. 0-25790) filed with the Commission on November 14, 2002)

10.10	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2002 (File No. 0-25790) filed with the Commission on March 31, 2003)

10.11		Third Amendment to Loan and Security Agreement, dated March 31, 2003, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended March 31, 2003 (File No. 0-25790) filed with the Commission on May 15, 2003)

10.12		Fourth Amendment to Loan and Security Agreement, dated May 3, 2004, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended March 31, 2004 (File No. 0-25790) filed with the Commission on May 12, 2004 (the “March 31, 2004 Form 10-Q”))

10.13		Wholesale Financing Agreement, dated March 17, 2003, among GE Commercial Distribution Finance Corporation, PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.51 to the March 31, 2004 Form 10-Q)

10.14		First Amendment to Wholesale Financing Agreement, dated March 12, 2004, among GE Commercial Distribution Finance Corporation, PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.52 to the March 31, 2004 Form 10-Q)

10.15		Second Amendment to Wholesale Financing Agreement, dated April 12, 2004, among GE Commercial Distribution Finance Corporation, PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.53 to the March 31, 2004 Form 10-Q)

10.16	*	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2004 (File No. 0-25790) filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.17		Second Amendment to Loan and Security Agreement, dated October 31, 2003, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated by reference to Exhibit 10.55 to the June 30, 2004 Form 10-Q)

10.18		Master Separation and Distribution Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.56 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2004 (the “September 8, 2004 Form 8-K”))

10.19		Tax Allocation and Indemnification Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.57 to the September 8, 2004 Form 8-K)

10.20		Employee Benefit Matters Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.58 to the September 8, 2004 Form 8-K)

10.21		Registration Rights Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.59 to the September 8, 2004 Form 8-K)

10.22	*	Form of Executive Non-Qualified Stock Option Agreement (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2004 (File No. 0-25790) filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.23	*	Form of Executive Non-Qualified Stock Option Agreement (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.24		Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.25		Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.26	*	Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Ted Sanders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2005 (the “March 25, 2005 Form 8-K”))

10.27	*	Summary of Executive Salary and Bonus Arrangements

10.28	*	Summary of Director Compensation Arrangements

10.29	*	Summary of Executive Bonus Plan (incorporated herein by reference to Exhibit 10.68 to the December 31, 2004 Form 10-K)

10.30	*	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the March 25, 2005 Form 8-K)

10.31		Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.32	*	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi

10.33	*	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi

10.34		Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2005)

10.35	*	Severance Agreement, dated January 31, 2006, between PC Mall Inc. and Daniel J. DeVries (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 3, 2006)

21.1		Subsidiaries of PC Mall, Inc. as of December 31, 2005

23.1		Consent of PricewaterhouseCoopers LLP

31.1		Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.

***