Form 10-K/A
period 2005-12-31
PC MALL INC
filed 2006-05-01
CIK 937941

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 24, 2006, the Registrant had 11,775,184 shares of common stock outstanding.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect the certifications required to be filed as exhibits to this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PC MALL, INC.

PC MALL, INC.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Our Board of Directors

Set forth below is certain information, as of April 24, 2006, regarding the members of PC Mall, Inc.’s (“PC Mall,” “we” or “us”) board of directors. Each of our directors holds office until our next annual meeting of stockholders, or until his successor is elected and qualified.

Name	Age	Position	Director Since
Frank F. Khulusi	39	Chairman of the Board, President and Chief Executive Officer	1987
Thomas A. Maloof (2)	54	Director	1998
Ronald B. Reck (1)(2)	57	Director	1999
Paul C. Heeschen (1)(2)(3)	48	Director	2006

(1)	Member of our compensation committee.
(2)	Member of our audit committee.
(3)	Elected to become a member of our board of directors, including our audit committee and the compensation committee, effective February 6, 2006, to fill the vacancy caused by Mr. Mark C. Layton’s resignation, which was effective February 1, 2006.

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

Thomas A. Maloof has served as one of our directors since May 1998. Since January 2001, Mr. Maloof has served as the Chief Financial Officer of HMC, Inc., a hospitality company. From February 1998 to November 2000, Mr. Maloof served as President of Perinatal Practice Management, Inc. From September 1997 until February 1998, Mr. Maloof served as Chief Financial Officer of Prospect Medical Holdings. From January 1995 until September 1997, Mr. Maloof was the Chief Executive Officer of Prime Health of Southern California. From August 2004 through April 11, 2005, Mr. Maloof served on the board of directors of our former subsidiary, eCOST.com, Inc.

Ronald B. Reck has served as one of our directors since April 1999. Mr. Reck was employed by Applebee’s International from 1987 to 1997, serving most recently as Executive Vice President and Chief Administrative Officer. Since 1998, Mr. Reck has served as President and Chief Executive Officer of Joron Properties, LLC, a real estate company.

Paul C. Heeschen has served as one of our directors since February 2006. Mr. Heeschen has served as a member of the board of directors of Diedrich Coffee, Inc. since January 1996, and was elected to serve as its chairman in February 2001. For the past 13 years, Mr. Heeschen has been a principal of Heeschen & Associates, a private investment firm.

Identification of Our Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” The members of our audit committee are Thomas A. Maloof (Chair), Paul C. Heeschen and Ronald B. Reck. Our board of directors has determined that each of the members of our audit committee is “independent” as that term is defined in Rule 10A-3 promulgated under the Exchange Act and is an “independent director” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Our board of directors has determined that each of Messrs. Maloof and Heeschen is an “audit committee financial expert” as that term is defined by regulations of the Securities and Exchange Commission, or “SEC.”

Executive Officers

A list of our executive officers is included in Part I, Item 1 of our original filing of this Form 10-K under the caption “Executive Officers of the Registrant.”

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics, including any amendments to, or waivers from such code, is posted in the “Investor Relations” section of our website at www.pcmall.com. We will provide a copy of our Code of Business Conduct and Ethics to any person, without charge, upon receipt of a written request directed to our Secretary at our principal executive offices.

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer and our other four executive officers whose compensation exceeded $100,000 during the 2005 fiscal year. The individuals listed in the following tables are sometimes referred to as the “named executive officers.”

Summary Compensation Table

		Annual Compensation (1)		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options (#)	All Other Compensation (1)(2)
Frank F. Khulusi	2005	$673,846	$48,574	—	$—
President and Chief Executive Officer	2004	645,385	136,907	100,000	656
	2003	600,000	190,823	—	2,438

Theodore R. Sanders	2005	300,000	15,339	35,000	8,340	(3)
Chief Financial Officer	2004	250,451	43,234	40,000	8,340	(3)
	2003	239,610	60,786	—	8,340	(3)

Daniel J. DeVries.	2005	257,500	4,601	20,000	12,950	(3)
Executive Vice President, Marketing	2004	259,481	16,525	25,000	12,721	(4)
	2003	254,904	39,606	—	11,444	(5)

Kristin M. Rogers	2005	257,500	28,760	50,000	7,217	(3)
Executive Vice President, Sales	2004	259,481	50,884	40,000	3,527	(6)
	2003	254,904	60,786	—	1,915

Robert I. Newton (7)	2005	250,000	37,500	50,000	—
General Counsel and Secretary	2004	143,269	35,135	50,000	—

(1)	The incremental cost to us of providing perquisites and other personal benefits during any indicated period did not exceed, as to any named executive officer, the lesser of $50,000 or 10% of the total salary and bonus paid to that named executive officer for the indicated period and, accordingly, is omitted from the table.

(2)	Unless otherwise specified, the number constitutes our matching contributions under our 401(k) plan.
(3)	Represents automobile allowance.
(4)	Represents automobile allowance of $12,028 and 401(k) matching contributions of $693.
(5)	Represents automobile allowance of $9,259 and 401(k) matching contributions of $2,185.
(6)	Represents automobile allowance of $3,007 and 401(k) matching contributions of $520.
(7)	Mr. Newton joined our company in June 2004 as General Counsel and Secretary.

Option Grants in Last Fiscal Year

The following table provides information on option grants in fiscal 2005 to the named executive officers:

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted in Fiscal Year(2)	Exercise or Base Price ($/sh)	Expiration Date	Grant Date Present Value ($)(3)
Frank F. Khulusi	—	—%	$—	—	$—
Theodore R. Sanders	35,000	5.5	4.41	06/28/2015	120,581
Daniel J. DeVries	20,000	3.2	4.41	06/28/2015	68,903
Kristin M. Rogers	50,000	7.9	4.41	06/28/2015	172,258
Robert I. Newton	50,000	7.9	4.41	06/28/2015	172,258

(1)	These options vest in equal quarterly installments over a three-year period beginning June 28, 2005.
(2)	We granted options to purchase an aggregate of 635,550 shares of our common stock in fiscal 2005.
(3)	As suggested by the SEC’s rules on executive compensation disclosure, we used the Black-Scholes model of options valuation to determine grant date present value. We do not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. The present value calculations are based on a ten-year option term, an expected life of five years, an interest rate of 3.77% and volatility of 105%.

Other than the eCOST.com options issued in connection with the adjustment of outstanding PC Mall options in connection with our spin-off of eCOST.com, there were no new grants of options to purchase eCOST.com common stock to our named executive officers during the 2005 fiscal year. For a discussion of the spin-off option adjustments, see “—Effect of eCOST.com Spin-Off on PC Mall Stock Options” below.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table presents information regarding PC Mall options exercised during 2005 and unexercised options to purchase our common stock held at December 31, 2005 by our named executive officers. No options were exercised by the named executive officers in fiscal year 2005.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (1) (2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank F. Khulusi	493,750	56,250	$2,120,000	$—
Theodore R. Sanders	143,133	51,667	570,207	36,459
Daniel J. DeVries (3)	115,155	35,417	490,140	20,834
Kristin M. Rogers	127,833	64,167	427,551	52,084
Robert I. Newton	33,333	66,667	10,416	52,084

(1)	Reflects adjustments made to outstanding options, including the related exercise prices, to purchase our common stock as a result of the eCOST.com spin-off completed in April 2005. See “—Effect of eCOST.com Spin-Off on PC Mall Stock Options” below.
(2)	Value based on the closing price of our common stock as reported on the Nasdaq National Market on December 30, 2005, which was $5.66, less the exercise price, times the number of shares issuable pursuant to such options.
(3)	Exercisable amount for Mr. DeVries excludes options to acquire 17,357 shares that have been transferred pursuant to a divorce settlement.

Effect of eCOST.com Spin-Off on PC Mall Stock Options

On April 11, 2005, we completed the spin-off of all of the shares of eCOST.com, Inc. we owned to our stockholders. In connection with the spin-off, each holder of our common stock as of the March 28, 2005 record date received a dividend of approximately 1.2071 shares of eCOST.com common stock for every share of our common stock held as of the record date. In addition, and subject to certain limited exceptions, all options to purchase our common stock that were outstanding as of the date of the spin-off were adjusted to become options to purchase shares of both our common stock and eCOST.com common stock. The number of shares of eCOST.com common stock covered by these options is based upon the ratio of the number of shares of eCOST.com common stock distributed to our stockholders in the spin-off, divided by the total number of shares of our common stock outstanding on the record date for the spin-off. In addition, the exercise price for each adjusted option was allocated between the option to purchase our common stock and the option to purchase eCOST.com common stock based on the respective pre- and post-distribution prices of our common stock and eCOST.com common stock on the Nasdaq National Market to preserve the intrinsic value and ratio of exercise to market price of the options both immediately before and immediately after the spin-off. Warrants to purchase PC Mall common stock that were outstanding as of the date of the spin-off were adjusted in the same manner. Additional information with respect to the eCOST.com spin-off is set forth in the Information Statement we filed as an exhibit to our Form 8-K filed with the SEC on April 1, 2005.

The following table presents information regarding eCOST.com options exercised during 2005 and unexercised options to purchase eCOST.com common stock held at December 31, 2005 by our named executive officers.

	Shares Acquired On Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (1)		Value of Unexercised In-The-Money Options at Fiscal Year End (1) (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Frank F. Khulusi	—	$—	596,006	67,899	$127,953	$—
Theodore R. Sanders	144,000	453,533	77,733	27,160	3,261	—
Daniel J. DeVries	51,429	25,715	223,548	22,633	151,898	—
Kristin M. Rogers	48,284	20,555	95,963	27,160	996	—
Robert I. Newton	—	—	30,177	30,178	—	—

(1)	Includes eCOST.com options issued in connection with the adjustments to outstanding PC Mall options as a result of the eCOST.com spin-off completed in April 2005. See “—Effect of eCOST.com Spin-Off on PC Mall Stock Options” above.
(2)	Value based on the closing price of eCOST.com common stock as reported on the Nasdaq National Market on December 30, 2005, which was $1.16, less the exercise price, times the number of shares issuable pursuant to such options.

Effective February 1, 2006, eCOST.com was acquired by PFSweb, Inc. As a result of the acquisition, any unexercised eCOST.com options outstanding on the completion of the acquisition were cancelled.

Compensation Committee Interlocks and Insider Participation

Messrs. Reck and Layton served as members of our Compensation Committee during the last fiscal year. In February 2006, Mr. Heeschen was elected by our board of directors to fill the vacancy on our board of directors, audit committee and compensation committee created by the resignation of Mr. Layton. There are no Compensation Committee interlocks between us and other entities involving our executive officers and board members who serve as executive officers of such companies.

Employment Agreements and Change-in-Control Arrangements

In January 1995, we entered into an employment agreement with Frank F. Khulusi, our Chairman, President and Chief Executive Officer. Mr. Khulusi’s employment agreement provides for one-year extensions unless it is terminated by us or Mr. Khulusi. Mr. Khulusi’s annual salary pursuant to his employment agreement has been increased periodically, and was most recently increased by our Compensation Committee, effective March 1, 2006, from $600,000 to $800,000. Previously, in May 2005, Mr. Khulusi voluntarily elected to reduce his annual base compensation from $800,000 to $600,000. Mr. Khulusi’s employment agreement provides that he is entitled to certain severance benefits in the event that his employment is terminated by us “without cause” or by Mr. Khulusi for “good reason” or following a “change of control” (all as defined in the employment agreement, as amended). In such cases, Mr. Khulusi would receive two times his salary and bonus for the preceding twelve months in a lump sum distribution following notice of termination. In December 2005, Mr. Khulusi’s employment agreement was amended to address certain changes in the tax law, specifically providing that upon a change in control, Mr. Khulusi’s employment agreement will automatically be terminated and Mr. Khulusi will receive such change of control payments upon the consummation of any such transaction. Mr. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In January 2000, we entered into an employment agreement with Kristin M. Rogers, our Executive Vice President, Sales. Pursuant to Ms. Rogers’ employment agreement, her compensation includes (i) an annual base salary and (ii) an annual bonus based upon the achievement of goals mutually agreed upon by us and Ms. Rogers. Pursuant to the terms of our agreement with Ms. Rogers, she is an “at will” employee and is currently entitled to an annual base salary of $300,000, which the Compensation Committee increased from $257,500, effective February 1, 2006. Ms. Rogers’ employment agreement also provides that in the event she is terminated by us without cause (as defined in her employment agreement), upon the execution of a separation agreement satisfactory to us, Ms. Rogers is entitled to receive a severance payment equal to six months of her base compensation. Instead of receiving an annual bonus as set forth in her employment agreement, Ms. Rogers participates, in the discretion of our Compensation Committee, in our executive bonus plan, which provides for bonus awards based upon the achievement of specified goals established depending upon the participant’s function in the organization. Ms. Rogers is entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

In March 2005, we entered into a written employment agreement with Theodore R. Sanders, our Chief Financial Officer. Prior to that time, our employment arrangements with Mr. Sanders were not memorialized in a written agreement. Pursuant to the terms of our agreement with Mr. Sanders, he is an “at will” employee and is currently entitled to an annual base salary of $300,000. Mr. Sanders is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, as well as to receive discretionary bonuses from time to time in the discretion of our Compensation Committee and our Chief Executive Officer. Mr. Sanders is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause (as defined in his employment agreement). Mr. Sanders is also entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In January 2004, we entered into a written employment agreement with Dan DeVries, our Executive Vice President, Marketing. Pursuant to the terms of our agreement with Mr. DeVries, he is an “at will” employee and is currently entitled to an annual base salary of $257,000. Mr. DeVries is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, as well as to receive discretionary bonuses from time to time in the discretion of our Compensation Committee and our Chief Executive Officer. In January 2006, we entered into a severance agreement with Mr. DeVries, which agreement was approved by our Compensation Committee, pursuant to which Mr. DeVries is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause (as defined in his severance agreement) and upon execution of a separation agreement satisfactory to us. Mr. DeVries is also entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Upon the occurrence of (i) certain events resulting in a change of control of our company or (ii) certain major corporate transactions, all of the unvested stock options we have granted to our named executive officers will become fully vested and exercisable, subject to certain exceptions and limitations.

Copies of each of the above-referenced employment agreements, as well as a summary of our executive bonus plan, are filed as exhibits to our original filing of this Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.

Compensation of Directors

During fiscal year 2005, we paid each non-employee director a quarterly retainer of $6,000, plus $2,500 for each regular board meeting attended in person or telephonically, $1,000 for each special board meeting attended in person or telephonically, $1,000 for each committee meeting attended in person, and $500 for each committee meeting attended telephonically. We also pay the chairperson of the Audit Committee of our Board of Directors an additional annual retainer of $12,500 (paid quarterly) for serving in such capacity.

Our directors are eligible to participate in our 1994 Stock Incentive Plan, as amended, which is administered by our Compensation Committee under authority delegated by our board of directors. The terms and conditions of option grants to our non-employee directors under our 1994 Stock Incentive Plan, as amended, are determined in the discretion of our Compensation Committee, and must be consistent with the terms of the 1994 Stock Incentive Plan, as amended, which is filed as an exhibit to our original filing of this Annual Report on Form 10-K.

On June 28, 2005, we granted an option to purchase 30,000 shares of our common stock to Thomas A. Maloof and an option to purchase 20,000 shares of our common stock to each of Mark C. Layton and Ronald B. Reck. Each of the foregoing option grants were made under our 1994 Stock Incentive Plan, as amended, and the options were granted at $4.41 per share (which was the fair market value as of the date of grant), vesting in equal quarterly installments over a two-year period, vesting in full upon a change of control, and expiring 10 years from the date of grant.

On February 6, 2006, we granted an option to purchase 20,000 shares of our common stock to Paul C. Heeschen, who was elected to fill the vacancy on our board of directors created by the resignation of Mark C. Layton on February 1, 2006. The foregoing option grant was made under our 1994 Stock Incentive Plan, as amended, and the option was granted at an exercise price of $5.55 per share (which was the fair market value as of the date of grant), vesting in equal quarterly installments over a two-year period, vesting in full upon a change of control, and expiring 10 years from the date of grant.

Directors who are our employees are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 24, 2006 by: (i) each of the named executive officers; (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage ownership is based on an aggregate of 11,775,184 shares of our common stock outstanding on April 24, 2006. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PC Mall, Inc., 2555 W. 190th Street, Suite 201, Torrance, California 90504.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Wells Fargo and Company (1)	1,485,296		12.6%
Boston Avenue Capital, LLC (2)	1,270,133		10.8
Jonathan L. Kimerling (3)	1,143,000		9.7
Amre A. Youness (4)	622,000		5.3

Current Directors and Executive Officers:
Frank F. Khulusi	2,150,721	(5)	17.5
Theodore R. Sanders	149,800	(6)	1.3
Kristin M. Rogers	135,750	(7)	1.1
Daniel J. DeVries	120,547	(8)	1.0
Robert I. Newton	45,833	(9)	*
Thomas A. Maloof	62,250	(10)	*
Ronald B. Reck	58,500	(11)	*
Paul C. Heeschen	6,227	(12)	*
All current directors and executive officers as a group (8 persons)	2,729,628	(13)	21.3%

*	Less than 1%.
(1)	Based on information contained in Schedule 13G/A filed on February 3, 2006 by Wells Fargo and Company and Wells Capital Management Incorporated, Wells Fargo and Company has sole voting power with respect to 1,356,896 shares and sole dispositive power with respect to 1,483,296 shares of our common stock, and Wells Capital Management Incorporated has sole voting power with respect to 1,354,896 shares and sole dispositive power with respect to 1,456,796 shares of our common stock. Wells Fargo and Company is the parent holding company of Wells Capital Management Incorporated, which is a registered investment advisor. The address for Wells Fargo and Company is 420 Montgomery Street, San Francisco, California 94104 and the address for Wells Capital Management Incorporated is 525 Market Street, San Francisco, CA 94105.
(2)	Based on information contained in Schedule 13D/A filed on January 10, 2006 by Boston Avenue Capital, LLC, Value Fund Advisors, LLC and Charles M. Gillman, Boston Avenue Capital, LLC has sole voting and dispositive power with respect to 1,270,133 shares of our common stock. Boston Avenue Capital, LLC is managed by Value Fund Advisors, LLC, which is owned and managed by Charles M. Gillman. The address for Boston Avenue Capital, LLC is 415 South Boston, 9th Floor, Tulsa, Oklahoma 74103.
(3)	Based on information contained in Schedule 13D filed on April 11, 2006 by Jonathan L. Kimerling and Four Leaf Management, LLC, Jonathan L. Kimerling has sole voting and dispositive power with respect to 120,000 shares (includes all shares held by Mr. Kimerling in an investment retirement account and shares held as custodian on behalf of Joel Kimerling, Victoria Kimerling and Isabella Kimerling) and shared voting and dispositive power with respect to 1,023,000 shares of our common stock. According to the Schedule 13D, Four Leaf Management LLC has sole voting and dispositive power with respect to 1,023,000 shares of our common stock. Mr. Kimerling is the sole managing member of Four Leaf Management LLC. The address for Mr. Kimerling and Four Leaf Management LLC is c/o Jonathan L. Kimerling, 2968 Cherokee Road, Birmingham, Alabama 35223.
(4)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.
(5)	Includes 1,647,596 shares held by the Khulusi Family Revocable Trust dated November 3, 1993, and 503,125 shares underlying options which are presently vested or will vest within 60 days of April 24, 2006.
(6)	Consists of 149,800 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2006.
(7)	Consists of 135,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2006.

(8)	Includes 119,947 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2006.
(9)	Consists of 45,833 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2006.
(10)	Consists of 62,250 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2006.
(11)	Includes 33,500 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2006.
(12)	Includes 2,500 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2006.
(13)	This figure includes an aggregate of 1,052,705 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2006.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options and warrants under all of our equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,597,608	$3.29	1,109,899	(2)
Equity Compensation Plans Not Approved by Security Holders (3)	30,000	1.59	—

Total	2,627,608	3.27	1,109,899

(1)	Reflects adjustments made to outstanding options and warrants to purchase our common stock, including related exercise prices, as a result of the eCOST.com spin-off completed in April 2005. See “—Effect of eCOST.com Spin-Off on PC Mall Stock Options” above.
(2)	Represents shares available for issuance under our 1994 Stock Incentive Plan, as amended, as of December 31, 2005. The 1994 Stock Incentive Plan, as amended, contains an evergreen provision pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 1994 Stock Incentive Plan, as amended, will increase by a number of shares equal to 3% of the outstanding shares on December 31 of the preceding year. On January 1, 2006, an additional 351,643 shares became available under this Plan pursuant to the evergreen provision.
(3)	Represents a warrant to purchase 30,000 shares of our common stock issued in June 2003 to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five year term, and vested monthly over a one year period from the date of grant. As a result of the adjustments made to outstanding options and warrants in connection with the spin-off of eCOST.com, the exercise price of these warrants was adjusted to $1.59. See “—Effect of eCOST.com Spin-Off on PC Mall Stock Options” above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into indemnification agreements with each of our current directors and executive officers that provide the maximum indemnity available to directors and officers under Section 145 of the Delaware General Corporation Law and our amended and restated certificate of incorporation, as well as certain procedural protections. We have also entered into transactions with certain of our directors and officers, as described under the heading “Executive Compensation.”

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed by Onsale, Inc. and AF Services, LLC, each a wholly-owned subsidiary of PC Mall, in fiscal year 2005 and earned and/or received compensation in the amount of $200,000. On June 28, 2005, we granted Sam U. Khulusi an option to purchase 40,000 shares of our common stock at an exercise price of $4.41 per share. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed by AF Services, LLC in fiscal year 2005 and earned and/or received compensation in the amount of $260,339, which includes $15,339 of bonus. Mr. Abuyounes is entitled to six months severance based on his base salary in the event his employment is terminated by us without cause. On March 23, 2005, we granted Mr. Abuyounes an option to purchase 30,000 shares of our common stock at an exercise price of $4.70 per share, and increased his annual salary to $250,000. On June 24, 2005, we granted Mr. Abuyounes an additional option to purchase 50,000 shares of our common stock at an exercise price of $4.40 per share. Mr. Abuyouness is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Relationships with eCOST.com

Prior to its initial public offering in September 2004, eCOST.com was a wholly-owned subsidiary of PC Mall. In connection with eCOST.com’s initial public offering and separation from PC Mall, we entered into a Master Separation and Distribution Agreement with eCOST.com that contains many of the key provisions related to its initial public offering and spin-off from us. The other agreements referenced in the Master Separation and Distribution Agreement govern certain aspects relating to the separation and various interim and ongoing relationships between us and eCOST.com following the completion of the initial public offering. Frank F. Khulusi is the principal stockholder, President and Chief Executive Officer of PC Mall. As a result of the distribution, at that time, Mr. Khulusi became the beneficial owner of approximately 14.2% of eCOST.com’s common stock. Thomas A. Maloof, one of our directors, served as a director of eCOST.com until his resignation from the eCOST.com board in April 2005.

Prior to the completion of eCOST.com’s initial public offering, eCOST.com declared a dividend of $2.5 million to us, which amount was paid by the non-cash settlement of the capital contribution due from PC Mall outstanding as of the date the initial public offering was completed.

On April 11, 2005, we completed the distribution of all outstanding common stock of eCOST.com that we owned to our stockholders, which we refer to as the distribution or spin-off. On February 1, 2006, eCOST.com was acquired by PFSweb, Inc. Mark C. Layton, who served on our board of directors until the completion of the acquisition, is the Chairman, President and Chief Executive Officer of PFSweb.

The following is a summary of the material terms of the Master Separation and Distribution Agreement and other key agreements relating to the separation of eCOST.com from us and our ongoing relationships following eCOST.com’s initial public offering and spin-off. For a complete description of these agreements, you should refer to the full text of these agreements, which have been filed with the SEC.

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

Pursuant to the terms of the agreement, the cost for products was net of any discounts, incentives or vendor consideration obtained by us in amounts determined consistent with past practices. We had the right to demand that eCOST.com purchase all or any portion of excess inventory acquired based on its inventory requirement projections at the end of each sales season. The agreement terminated pursuant to its terms upon the consummation of the distribution.

In March 2005, we entered into an Inventory Location Agreement with eCOST.com pursuant to which we delivered to eCOST.com, and eCOST.com housed at its new distribution facility, certain inventory from time to time to facilitate purchases of inventory under the Product Sales, Inventory Management and Order Fulfillment Agreement. The Inventory Location Agreement was amended in April 2005 to clarify that as of April 7, 2005, all inventory delivered by us to eCOST.com’s facility during the term was done so at eCOST.com’s request. Consistent with the terms of the Product Sales, Inventory Management and Order Fulfillment Agreement, eCOST.com agreed to purchase such inventory at our request, and eCOST.com agreed to make payment for certain inventory within two business days after such request. This agreement terminated according to its terms upon the distribution.

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

Sublease Agreement

In January 2003, we entered into a Sublease Agreement for approximately 7,800 square feet of office space located at our corporate headquarters in Torrance, California. Prior to eCOST.com’s initial public offering, eCOST.com paid us monthly base rent of $6,472, adjusted periodically based on rent changes in the master lease and upon changes in the amount of space eCOST.com may occupy from time to time. eCOST.com was also responsible for additional rent, which included its proportionate share of all common area maintenance, including but not limited to amortization of leasehold improvements, real estate taxes, telecommunications systems and hardware and software systems expenses and other operating expenses. The sublease terminates in September 2007 pursuant to its terms; however, on March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective May 31, 2006 in accordance with its termination rights under the agreement.

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

Registration Rights Agreement with Frank F. Khulusi

Pursuant to a registration rights agreement between Frank F. Khulusi and eCOST.com, Mr. Khulusi had the right, in certain circumstances, to require registration of shares of eCOST.com’s common stock that were held by Mr. Khulusi. This agreement was terminated in connection with the completion of eCOST.com’s acquisition by PFSweb, Inc. on February 1, 2006.

Product Sales Agreement, and Consignment and Product Sales Agreement

In April 2005, we entered into a Product Sales Agreement, pursuant to which we continued to sell certain products to eCOST.com for a transition period of up to 90 days after the distribution. Products were sold at a negotiated price, except in the case of certain refurbished products pursuant to which we had the right to require eCOST.com to purchase any products for which they have issued a purchase order at our cost. The Product Sales Agreement, which was subsequently amended to provide for an additional term, terminated in September 2005 pursuant to its amended terms.

In May 2005, we entered into a Consignment and Product Sales Agreement, pursuant to which we housed certain inventory at

eCOST.com’s facility, with title and risk of loss remaining with us, until such time as eCOST.com purchased such inventory pursuant to this agreement or other arrangement between the parties. The Consignment and Product Sales Agreement, which was subsequently amended to provide for an additional term, terminated in August 2005 pursuant to its amended terms.

For the period between April 12, 2005 (subsequent to completion of the eCOST.com spin-off) and the termination date of these two agreements, we had net sales to eCOST.com of $31.6 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for professional services it rendered to us for the audit of our annual financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those years, including the audit of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002, was $1,088,926 in 2005 and $1,710,000 in 2004.

Audit-Related Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal year 2005 for assurance or related services regarding the performance of its audit or review of our financial statements, other than those reported above under the caption “Audit Fees,” was $58,525. For fiscal 2005, the fees were primarily related to services performed in connection with the spin-off of eCOST.com in April 2005. PricewaterhouseCoopers LLP did not provide us, or bill us for, any audit-related services in fiscal year 2004.

Tax Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal years 2005 and 2004 for professional services rendered for tax compliance, tax advice or tax planning was $17,500 and $18,000.

All Other Fees

PricewaterhouseCoopers LLP did not provide us, or bill us for, any products or services in the last two fiscal years, other than the services performed in connection with the fees reported under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

Audit Committee Pre-Approval Policy

The audit committee of our board of directors has adopted a policy requiring that all services provided to us by our approved independent registered accounting firm be pre-approved by the audit committee. The policy pre-approves specific types of services that the independent registered accounting firm may provide us if the types of services do not exceed specified cost limits. Any type of service that is not clearly described in the policy, as well as any type of described service that would exceed the pre-approved cost limit set forth in the policy, must be explicitly approved by our audit committee prior to any engagement with respect to that type of service. Our audit committee reviews the pre-approval policy and establishes fee limits annually, and may revise the list of pre-approved services from time to time.

Additionally, our audit committee delegated to its chairman the authority to explicitly pre-approve engagements with our independent registered accounting firm, provided that any pre-approval decisions must be reported to our audit committee at its next scheduled meeting. If explicit pre-approval is required for any service, our Chief Financial Officer and our independent registered accounting firm must submit a joint request to the audit committee, or its authorized delegate, describing in detail the specific services proposed and the anticipated costs of those services, as well as a statement as to whether and why, in their view, providing those services will be consistent with the SEC’s rules regarding auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements - See Part II, Item 8 - Financial Statements beginning on page 45 of our original filing of this Form 10-K.

(2)	Financial Statement Schedule II – Valuation and Qualifying Accounts – See page 73 of our original filing of this Form 10-K.

(3)	Exhibits - The following exhibits are filed or incorporated herein by reference as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2000 (File No. 0-25790) filed with the Commission on April 2, 2001 (the “2000 Form 10-K”))

10.1*	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (incorporated herein by reference to Annex A to the Definitive Proxy Statement of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 24, 2002)

10.2*	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*	Employment Agreement, dated January 1, 1994, between Creative Computers, Inc. and Daniel J. DeVries (incorporated herein by reference to the 1995 Form S-1)

10.4*	Directors’ Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 1999 (File No. 0-25790) filed with the Commission on August 16, 1999)

10.5	Authorized Apple Dealer U.S. Sales Agreement, dated August 29, 1996; Authorized Apple Catalog Reseller Sales Agreement, dated August 29, 1996; Dealer Apple Authorized Service Provider Agreement, dated August 29, 1996; Apple Corporate Alliance Program Addendum to the Authorized Apple Dealer Sales Agreement, dated August 29, 1996 (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 1996 (File No. 0-25790) filed with the Commission on March 31, 1997)

10.6	Loan and Security Agreement, dated March 7, 2001, between Congress Financial Corporation and IdeaMall, Inc. and certain of the subsidiaries of IdeaMall, Inc. (incorporated herein by reference to Exhibit 10.43 to the 2000 Form 10-K)

10.7	Agreement for Wholesale Financing, dated March 15, 2001, between Deutsche Financial Services and IdeaMall, Inc. and certain of the subsidiaries of IdeaMall, Inc. (incorporated herein by reference to Exhibit 10.44 to the 2000 Form 10-K)

10.8*	Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

10.9	First Amendment to Loan and Security Agreement and Other Financing Agreements, dated as of August 23, 2003, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2002 (File No. 0-25790) filed with the Commission on November 14, 2002)

10.10	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2002 (File No. 0-25790) filed with the Commission on March 31, 2003)

10.11	Third Amendment to Loan and Security Agreement, dated March 31, 2003, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended March 31, 2003 (File No. 0-25790) filed with the Commission on May 15, 2003)

10.12	Fourth Amendment to Loan and Security Agreement, dated May 3, 2004, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended March 31, 2004 (File No. 0-25790) filed with the Commission on May 12, 2004 (the “March 31, 2004 Form 10-Q”))

10.13	Wholesale Financing Agreement, dated March 17, 2003, among GE Commercial Distribution Finance Corporation, PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.51 to the March 31, 2004 Form 10-Q)

10.14	First Amendment to Wholesale Financing Agreement, dated March 12, 2004, among GE Commercial Distribution Finance Corporation, PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.52 to the March 31, 2004 Form 10-Q)

10.15	Second Amendment to Wholesale Financing Agreement, dated April 12, 2004, among GE Commercial Distribution Finance Corporation, PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated herein by reference to Exhibit 10.53 to the March 31, 2004 Form 10-Q)

10.16*	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2004 (File No. 0-25790) filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.17	Second Amendment to Loan and Security Agreement, dated October 31, 2003, among Congress Financial Corporation (Western), PC Mall, Inc. and certain subsidiaries of PC Mall, Inc. (incorporated by reference to Exhibit 10.55 to the June 30, 2004 Form 10-Q)

10.18	Master Separation and Distribution Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.56 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2004 (the “September 8, 2004 Form 8-K”))

10.19	Tax Allocation and Indemnification Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.57 to the September 8, 2004 Form 8-K)

10.20	Employee Benefit Matters Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.58 to the September 8, 2004 Form 8-K)

10.21	Registration Rights Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.59 to the September 8, 2004 Form 8-K)

10.22*	Form of Executive Non-Qualified Stock Option Agreement (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2004 (File No. 0-25790) filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.23*	Form of Executive Non-Qualified Stock Option Agreement (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.24	Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.25	Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.26*	Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Ted Sanders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2005 (the “March 25, 2005 Form 8-K”))

10.27* †	Summary of Executive Salary and Bonus Arrangements

10.28* †	Summary of Director Compensation Arrangements

10.29*	Summary of Executive Bonus Plan (incorporated herein by reference to Exhibit 10.68 to the December 31, 2004 Form 10-K)

10.30*	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the March 25, 2005 Form 8-K)

10.31	Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.32* †	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi

10.33* †	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi

10.34	Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2005)

10.35*	Severance Agreement, dated January 31, 2006, between PC Mall Inc. and Daniel J. DeVries (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 3, 2006)

21.1 †	Subsidiaries of PC Mall, Inc. as of December 31, 2005

23.1 †	Consent of PricewaterhouseCoopers LLP

31.1 †	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2 †	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1

32.1 †	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
†	Previously filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2005 (File No. 0-25790) filed with the Commission on March 31, 2006.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC MALL, INC. (Registrant)

Date: April 27, 2006	By:	/s/ FRANK F. KHULUSI
Frank F. Khulusi
Chairman of the Board, President and Chief Executive Officer

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
31.3	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1