Form 10-Q
period 2006-03-31
PC MALL INC
filed 2006-05-11
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐    No  ☒

As of May 8, 2006, the registrant had 11,798,684 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,963	$6,289
Accounts receivable, net of allowances of $4,862 and $4,774	107,041	102,981
Inventories, net	53,084	64,448
Prepaid expenses and other current assets	9,246	8,330
Deferred income taxes	3,597	3,597

Total current assets	177,931	185,645
Property and equipment, net	8,520	8,416
Deferred income taxes	8,857	8,821
Goodwill	1,405	1,405
Other assets	917	955

Total assets	$197,630	$205,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,132	$64,728
Accrued expenses and other current liabilities	17,562	20,839
Deferred revenue	9,586	10,440
Line of credit	42,519	53,517
Note payable – current	500	500

Total current liabilities	141,299	150,024
Note payable	2,125	2,250

Total liabilities	143,424	152,274

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,067,395 and 12,015,641 shares issued; and 11,773,195 and 11,721,441 shares outstanding, respectively	12	12
Additional paid-in capital	84,862	83,533
Treasury stock, at cost: 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	238	274
Accumulated deficit	(29,891)	(29,836)

Total stockholders’ equity	54,206	52,968

Total liabilities and stockholders’ equity	$197,630	$205,242

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Net sales	$234,222	$238,374
Cost of goods sold	204,791	211,607

Gross profit	29,431	26,767
Selling, general and administrative expenses	28,493	30,926

Operating profit (loss)	938	(4,159)
Interest expense, net	1,029	654

Loss from continuing operations before income taxes	(91)	(4,813)
Income tax benefit	(36)	(1,828)

Loss from continuing operations	(55)	(2,985)
Loss from discontinued operation, net of taxes	—	(1,182)

Net loss	$(55)	$(4,167)

Basic and Diluted Loss Per Common Share
Basic loss per share:
Loss from continuing operations	$(0.00)	$(0.26)
Loss from discontinued operation, net of taxes	—	(0.10)

Net loss	$(0.00)	$(0.36)

Diluted loss per share:
Loss from continuing operations	$(0.00)	$(0.26)
Loss from discontinued operation, net of taxes	—	(0.10)

Net loss	$(0.00)	$(0.36)

Weighted average number of common shares outstanding:
Basic	11,731	11,569
Diluted	11,731	11,569

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Outstanding	Amount
Balance at December 31, 2005	11,721	$12	$83,533	$(1,015)	$274	$(29,836)	$52,968
Stock option exercises	52	—	63	—	—		63
Stock-based compensation expense	—	—	452	—	—	—	452
Vested stock option and warrant issued to non-employees	—	—	814	—	—	—	814

Subtotal	—	—	—	—	—	—	54,297
Net loss	—	—	—	—	—	(55)	(55)
Translation adjustments	—	—	—	—	(36)	—	(36)

Comprehensive loss	—	—	—	—	—	—	(91)

Balance at March 31, 2006	11,773	$12	$84,862	$(1,015)	$238	$(29,891)	$54,206

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(55)	$(4,167)
Loss from discontinued operations, net of taxes	—	1,182

Loss from continuing operations	(55)	(2,985)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	950	999
Benefit for deferred income taxes	(36)	(1,663)
Tax benefit related to stock option exercises	—	136
Non-cash stock-based compensation	452	44
Change in operating assets and liabilities:
Accounts receivable	(4,060)	3,747
Inventories	11,364	9,503
Prepaid expenses and other current assets	(916)	(525)
Other assets	(10)	(2)
Accounts payable	11,967	(7,216)
Accrued expenses and other current liabilities	(2,463)	1,512
Deferred revenue	(854)	(304)

Total adjustments	16,394	6,231

Net cash provided by operating activities	16,339	3,246

Cash Flows From Investing Activities
Purchases of property and equipment	(1,006)	(1,081)

Net cash used in investing activities	(1,006)	(1,081)

Cash Flows From Financing Activities
Repayments under note payable	(125)	(125)
Net payments under line of credit	(10,998)	(5,826)
Change in book overdraft	(5,563)	3,101
Proceeds from stock issued under stock option plans	63	165

Net cash used in financing activities	(16,623)	(2,685)

Effect of foreign currency on cash flow	(36)	(56)

Net cash used in continuing operations	(1,326)	(576)
Cash Flows From Discontinued Operation
Net cash flow from operating activities	—	(1,690)
Net cash flow from investing activities	—	1,287
Net cash flow from financing activities	—	403

Net cash flows from discontinued operation	—	—

Net decrease in cash and cash equivalents	(1,326)	(576)
Cash and cash equivalents at beginning of the period	6,289	6,473

Cash and cash equivalents at end of the period	$4,963	$5,897

Supplemental Cash Flow Information
Interest paid	$907	$901
Income taxes paid	35	81

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripherals, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and OnSale.com brands, our websites pcmall.com, macmall.com, pcmallgov.com and onsale.com, and other promotional materials.

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc. (“eCOST.com”) when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for the prior period presented herein. Our remaining reportable segments are Core business and OnSale.com, which are more fully discussed in Note 8. See Note 3 below for more information on the discontinued operation of eCOST.com.

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 and amended on May 1, 2006, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Summary of Significant Accounting Policies

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as we formerly did, and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock option grants subsequent to December 31, 2005 and unvested stock options outstanding as of January 1, 2006.

The modified prospective application method requires that compensation expense be recorded for all unvested stock options outstanding at the beginning of the first quarter of adopting SFAS 123R, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and

Disclosure” (“SFAS 148”) and for new share-based payment awards granted subsequent to our adoption of SFAS 123R, based on the grant date fair value estimated in accordance with SFAS 123R, both adjusted for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the modified prospective application method, our prior period financial statements were not restated to retrospectively apply SFAS 123R. In addition, under SFAS 123R, we elected to use the Black-Scholes option pricing model to value options we grant, which is consistent with our valuation model previously used for options in pro forma footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148. See further discussion of the impact of the adoption of SFAS 123R in Note 4.

Prior to adopting SFAS 123R, we accounted for share-based compensation awards using the intrinsic value method as prescribed by APB 25. As required by SFAS 148, the following table presents the effect on “Loss from continuing operations” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the period presented (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Loss from continuing operations (as reported)	$(2,985)
Less stock compensation expense, net of taxes, determined under the fair value based method	(477)
Add stock compensation expense, net of taxes, included in reported loss from continuing operations	—

Loss from continuing operations (pro forma)	$(3,462)

Basic and diluted loss from continuing operations per common share:
Basic – as reported	$(0.26)
Basic – pro forma	(0.30)
Diluted – as reported	$(0.26)
Diluted – pro forma	(0.30)

The following table presents the effect on “Net loss” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss (as reported)	$(4,167)
Less stock compensation expense, net of taxes, determined under the fair value based method	(782)
Add stock compensation expense, net of taxes, included in reported net loss	62

Net loss (pro forma)	$(4,887)

Basic and diluted loss per common share:
Basic – as reported	$(0.36)
Basic – pro forma	(0.42)
Diluted – as reported	$(0.36)
Diluted – pro forma	(0.42)

The fair value of each stock option grant, presented above in the pro forma stock compensation expense, has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

Three Months Ended March 31, 2005
Risk free interest rate	4.16%
Expected volatility	105%
Expected term	5 years
Expected dividend yield	None
Weighted average grant date fair value	$9.45

Stock Option Issued to Non-employee

In October 2004, we issued options to purchase 45,000 shares of our common stock under our 1994 Plan to an investor and public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the options was reduced to $6.12 and the consultant received options to purchase 54,319 shares of eCOST.com common stock in the transaction. Of the original grant of options to purchase 45,000 shares, an aggregate of 7,500 shares of the options vested on the date of the grant, and the remaining shares vested quarterly over a one-year period from the date of grant. We valued the options at fair value based on a Black-Scholes fair value calculation. The options were valued at the date of grant and were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option. The options became fully vested in October 2005. We recorded a cumulative compensation expense of $0.4 million, of which less than $0.1 million related to the three months ended March 31, 2005. The options were still outstanding at March 31, 2006.

Other Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. Under APB 20, a change in accounting principle was recognized as a cumulative effect of accounting change in the income statement of the period of the change. SFAS 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. The adoption of SFAS 154 did not have a significant impact on our consolidated results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, double freight, rehandling costs and wasted material. SFAS 151 requires that these types of costs be recognized as current period expenses regardless of whether they meet the criteria of “so abnormal” as previously provided in ARB 43. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS 151 on January 1, 2006. The adoption of SFAS 151 did not have a significant impact on our consolidated results of operations or financial position.

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

The financial results of eCOST.com, which were historically reported as an operating segment, have been excluded from our results from continuing operations for the three months ended March 31, 2005 and have been presented as a discontinued operation. eCOST.com’s revenues, and operating and non-operating results for the three months ended March 31, 2005 are reflected in a single line item entitled “Loss from discontinued operation, net of taxes” on our Consolidated Statements of Operations as follows (in thousands).

Three Months Ended March 31, 2005
Net sales	$55,314

Loss before income taxes	$(2,524)
Income tax benefit	(1,005)
Minority interest	337

Loss from discontinued operation, net of taxes	$(1,182)

4.	Stock-Based Compensation

Stock-Based Benefit Plans

1994 Stock Incentive Plan

In November 1994, our Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “1994 Plan”), as amended in May 2000 and June 2002 and approved by our Board of Directors and stockholders, which provides for the grant of stock options to our employees and consultants. Under the 1994 Plan, we may grant options (“Incentive Stock Options”) within the meaning of Section 422A of the Internal Revenue Code, or options not intended to qualify as Incentive Stock Options (“Nonstatutory Stock Options”). All options generally vest over three to five years, expire in ten years from the grant date, are granted at exercise prices equal to the market price of our stock at grant date and are nontransferable other than by will or by the laws of descent and distribution. As of March 31, 2006, a total of 1,500,108 shares of authorized and unissued shares were available for future grants. All options granted through March 31, 2006 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.

For more information on our 1994 Plan, refer to Note 10 of the Notes to the Consolidated Financial Statements included in Item 8, Part II of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

1995 Director Stock Option Plan

We adopted the Directors’ Non-Qualified Stock Option Plan (the “Director Plan”) in 1995. However, in May 2000, our Board of Directors and stockholders voted to terminate the Director Plan such that no further grants would be made thereunder, and further provided that non-employee directors are persons eligible to receive future options and other stock-based awards under the 1994 Plan, as discussed above. As of March 31, 2006, there were 5,000 options outstanding under the Director Plan.

Impact of the Adoption of SFAS 123R

On January 1, 2006, we adopted SFAS 123R using the modified prospective application method. SFAS 123R requires that we measure compensation cost for all unvested stock-based payment awards outstanding as of December 31, 2005 and new stock-based payment awards granted to employees and non-employee directors subsequent to the adoption of SFAS 123R based on estimated fair values as determined on their grant dates, adjusted for estimated forfeitures, and recognize compensation expense over the requisite service period (the vesting period). We recognized stock-based compensation expense of $0.5 million in “Selling, general and administrative expenses” in our Consolidated Statements of Operations for the three months ended March 31, 2006, using the straight-line attribution method, and a related deferred income tax benefit of $0.2 million. Results for the prior period have not been restated pursuant to the modified prospective application method of SFAS 123R.

Prior to our adoption of SFAS 123R on January 1, 2006, we accounted for options granted to employees using the intrinsic value method under APB 25, as allowed under SFAS 123. See Note 2 for the pro forma disclosure of our results of operations and loss per share as if the fair value based method had been applied to the period prior to our adoption of SFAS 123R and the respective weighted average assumptions used in that period.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the three months ended March 31, 2006 pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding the expected term for options granted during the three months ended March 31, 2006, we applied the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. We computed our expected volatility for the first quarter of 2006 using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options, which we determined to be six years. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. In the first quarter of 2006, we estimated a forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used for the current period:

Three Months Ended March 31, 2006
Risk free interest rate	4.57%
Expected volatility	96%
Expected term	6 years
Expected dividend yield	None

Stock-Based Payment Award Activity

The following table summarizes our stock option activity during the three months ended March 31, 2006, and stock options outstanding and exercisable at March 31, 2006 for the above plans:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,627,608	$3.27
Granted	23,000	5.64
Exercised	(51,754)	1.22
Forfeited	(56,519)	5.00
Expired/cancelled	(5,047)	1.94

Outstanding at March 31, 2006	2,537,288	$3.29	6.75	$7,933

Exercisable at March 31, 2006	1,735,095	$2.50	3.99	$6,775

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the closing price of our common stock on March 31, 2006, which was $6.38.

	Three Months Ended March 31,
	2006	2005
Weighted average grant-date fair value of options granted during the period	$4.46	$9.45
Total intrinsic value of options exercised during the period (in thousands)	242	365
Total fair value of shares vested during the period (in thousands)	452	672

As of March 31, 2006, there was $2.1 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize this cost over a weighted average period of 2.3 years.

5.	Line of Credit

We maintain a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables. The credit facility has a maturity date of March 2008, bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.0% or 2.25%, depending on certain earning targets, and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At March 31, 2006, our effective weighted average interest rate was 6.74% and we had $42.5 million of net working capital advances outstanding under the line of credit. At March 31, 2006, we had $23.7 million available to borrow for working capital advances under the line of credit.

The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at March 31, 2006.

In connection with and as a part of the line of credit, we entered into a term note, bearing interest at the prime rate with a LIBOR option, payable in equal monthly installments and maturing in September 2011. As of March 31, 2006, we had $2.625 million outstanding under the term note, payable as follows: $375,000 in the remainder of 2006; $500,000 annually in each of the years 2007 through 2010 and $250,000 thereafter.

The carrying amount of our line of credit borrowings and notes payable approximates their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6.	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 2,260,440 and 794,635 for the three months ended March 31, 2006 and 2005 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Loss	Shares	Per Share Amounts
Three Months Ended March 31, 2006:
Basic EPS
Loss from continuing operations	$(55)	11,731	$(0.00)

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted loss from continuing operations	$(55)	11,731	$(0.00)

Three Months Ended March 31, 2005:
Basic EPS
Loss from continuing operations	$(2,985)	11,569	$(0.26)

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted loss from continuing operations	$(2,985)	11,569	$(0.26)

7.	Comprehensive Loss

Our total comprehensive loss was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(55)	$(4,167)
Other comprehensive loss:
Foreign currency translation adjustments	(36)	(56)

Total comprehensive loss	$(91)	$(4,223)

8.	Segment Information

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

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

Three Months Ended March 31, 2006	Core business	OnSale.com	Consolidated
Net sales	$229,384	$4,838	$234,222
Gross profit	29,053	378	29,431
Operating profit (loss)	1,611	(673)	938

Three Months Ended March 31, 2005	Core business	OnSale.com	Consolidated
Net sales	$236,931	$1,443	$238,374
Gross profit	26,723	44	26,767
Operating loss	(3,547)	(612)	(4,159)

As of March 31, 2006 and December 31, 2005, we had total consolidated assets of $197.6 million and $205.2 million. Our management does not have available to them and does not use assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

9.	Related-Party Transactions

Frank F. Khulusi, our President, Chief Executive Officer and Chairman of the Board of Directors, became a greater than 10% stockholder of eCOST.com in April 2005 as a result of the spin-off of eCOST.com to our stockholders. As a result of his direct and indirect beneficial interests in eCOST.com and us, eCOST.com became our related party.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, our wholly-owned subsidiary, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”), entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. As of March 31, 2006, we had a net receivable of $0.4 million from eCOST.com included in our “Accounts receivable, net” in our Consolidated Balance Sheets.

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

Sublease Agreement

Under the Sublease Agreement, eCOST.com leases office space from us located at our corporate headquarters in Torrance, California. In January, pursuant to the terms of the sublease agreement, the monthly base rent increased from $9,130 per month relating to 11,000 square feet to $11,869 per month relating to 14,300 square feet. The sublease terminates in September 2007 pursuant to its terms; however, on March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective May 31, 2006 in accordance with its termination rights under the agreement.

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

10.	Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.0 million in each of the three month periods ended March 31, 2006 and 2005. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006 and amended on May 1, 2006, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

BUSINESS OVERVIEW

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripherals, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and OnSale.com brands, our websites pcmall.com, macmall.com, pcmallgov.com and onsale.com, and other promotional materials.

We operate in two reportable segments: 1) a rapid response supplier of technology solutions for businesses, government and educational institutions, as well as individual consumers, collectively referred to as “Core business” and 2) an online retailer of computer and consumer electronic products under the OnSale.com brand. We allocate resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.

Management regularly reviews our performance using a variety of financial and non-financial metrics, including sales, shipments, average order size, gross margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivable aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

We plan to continue to focus our efforts on investing in the training and retention of, and tools provided to, our outbound sales force. This strategy is expected to result in increased expenses associated with the tools and training necessary to achieve those goals, which could have an impact on profitability in the near term.

A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, IBM, Ingram Micro, Lenovo, Microsoft, Sony and Tech Data. Products manufactured by HP represented 23.3% and 21.0% of our net sales in the three months ended March 31, 2006 and 2005. Products manufactured by Apple represented 17.8% and 19.8% of our net sales in the three months ended March 31, 2006 and 2005.

STRATEGIC DEVELOPMENTS

During the third quarter of 2005, we opened an office in the Philippines, which we believe should provide us an opportunity to reduce our administrative and back-office labor costs over time. The opening of the Philippines office has allowed us to devote additional resources towards enhancing our marketing content on the Internet, and other customer acquisition and retention activities, in an effort to increase sales in a cost-effective manner. During the first quarter of 2006, we added certain call-center activities, including customer service, technical support and various inbound sales, to our Philippines office.

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc. (“eCOST.com”) when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for the prior period presented herein.

Frank F. Khulusi, our President, Chief Executive Officer and Chairman of the Board of Directors, became a greater than 10% stockholder of eCOST.com in April 2005 as a result of the spin-off of eCOST.com to our stockholders. As a result of his direct and indirect beneficial interests in eCOST.com and us, eCOST.com became our related party. Thomas A. Maloof, one of our directors, served as a director of eCOST.com until his resignation from the eCOST.com board in April 2005. In February 2006, Mr. Khulusi became a less than 10% stockholder of eCOST.com.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, our wholly-owned subsidiary, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”), entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. During the period from April 12, 2005 (subsequent to the completion of the eCOST.com spin-off) and the termination of these agreements, we had net sales to eCOST.com of $31.6 million. We do not expect to make significant product sales to eCOST.com in the future.

In September 2004, in connection with the initial public offering of eCOST.com, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. The Administrative Services Agreement, under which we provided certain transitional administrative services to eCOST.com, terminated on September 1, 2005 in accordance with the terms of the agreement. We continue to provide certain information technology services to eCOST.com under the Information Technology Systems Usage and Services Agreement. On March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement. For a more detailed discussion of the Master Separation and Distribution Agreement and certain other agreements providing for the separation and distribution, you can refer to the information under the heading “Certain Relationships and Related Transactions” in Part III, Item 13 of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on May 1, 2006 and to Note 9 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this report.

For more information on the discontinued operation of eCOST.com, see Note 3 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this report.

In June 2003, we established a call center in Montreal, Canada, serving the U.S. market. We believe that the Canadian call center allows us to access an abundant, educated labor pool and benefit from a Canadian government labor subsidy that extends through approximately the end of 2007. During the years through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program. As of March 31, 2006, we had an accrued receivable of $6.2 million related to these labor credits recorded in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and we expect to receive full payment under our claims.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 31, 2006, which we incorporate herein by reference.

Stock-Based Compensation. On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as we formerly did, and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock option grants subsequent to December 31, 2005 and unvested stock options outstanding as of January 1, 2006.

The modified prospective application method requires that compensation expense be recorded for all unvested stock options outstanding at the beginning of the first quarter of adopting SFAS 123R, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and for new share-based payment awards granted subsequent to our adoption of SFAS 123R, based on the grant date fair value estimated in accordance with SFAS 123R, both adjusted for estimated forfeitures. We estimate the grant date fair value of each stock option grant awarded pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options granted, we applied the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. We computed our expected volatility for the first quarter of 2006 using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. In the first quarter of 2006, we estimated a forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the modified prospective application method, our prior period financial statements were not restated to retrospectively apply SFAS 123R.

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). While the wording of SAB 104 has revised the original SAB 101, “Revenue Recognition”, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

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

Advertising Costs and Vendor Consideration. We account for advertising costs in accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs.” We produce and circulate direct response catalogs at various dates throughout the year. The costs of developing, producing and circulating each direct response catalog are deferred and amortized to advertising expense based on the life of the catalog, which is approximately eight weeks. Other non-catalog advertising expenditures are expensed in the period incurred. Advertising expenditures are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Deferred advertising costs are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS

Consolidated Statements of Operations Data

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations (in thousands, unaudited) and information derived from our Consolidated Statements of Operations expressed as a percentage of net sales. There can be no assurance that trends in our net sales, gross profit or operating results will continue in the future.

	Three Months Ended March 31,
	2006	2005
Net sales	$234,222	$238,374
Cost of goods sold	204,791	211,607

Gross profit	29,431	26,767
Selling, general and administrative expenses	28,493	30,926

Operating profit (loss)	938	(4,159)
Interest expense, net	1,029	654

Loss from continuing operations before income taxes	(91)	(4,813)
Income tax benefit	(36)	(1,828)

Loss from continuing operations	(55)	(2,985)
Loss from discontinued operation, net of taxes	—	(1,182)

Net loss	$(55)	$(4,167)

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	87.4%	88.8%

Gross profit	12.6%	11.2%
Selling, general and administrative expenses	12.2%	13.0%

Operating profit (loss)	0.4%	(1.8)%
Interest expense, net	0.4%	0.3%

Loss from continuing operations before income taxes	(0.0)%	(2.1)%
Income tax benefit	(0.0)%	(0.8)%

Loss from continuing operations	(0.0)%	(1.3)%
Loss from discontinued operation, net of taxes	—%	(0.4)%

Net loss	(0.0)%	(1.7)%

Selected Other Operating Data (in thousands, except sales percentages)

	Three Months Ended March 31,
	2006	2005
Number of catalogs distributed	7,820	8,130
Commercial and public sector sales percentage	75.9%	72.4%
Consumer sales percentage (includes OnSale.com)	24.1%	27.6%
Commercial and public sector account executives (at end of period)	570	706

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Core business	$229,384	$236,931	$(7,547)	(3)%
OnSale.com	4,838	1,443	3,395	NMF (1)

Total net sales	$234,222	$238,374	$(4,152)	(2)%

(1)	Not meaningful.

Total net sales for the first quarter of 2006 decreased by $4.2 million, or 2%, compared to total net sales for the first quarter of 2005. This decrease was primarily attributable to the $7.5 million decrease in Core business net sales, partially offset by the $3.4 million increase in OnSale.com net sales.

Core business net sales for the first quarter of 2006 decreased by $7.5 million, or 3%, compared to the first quarter of 2005. This decrease was primarily due to a decline in consumer net sales of $13.2 million, or 21%, to $51.1 million resulting primarily from increased competition from direct Apple sales, decreased demand for Apple CPUs and related peripherals and software due to Apple’s January 2006 announcement of an accelerated time-line for its transition to Intel processors and an 18% decrease in its advertising expenditures supporting the consumer market. In the near term, we expect Apple’s transition to Intel processors to negatively impact our consumer sales. During the first quarter of 2006, we continued to reduce our consumer advertising expenditures and attempted to optimize the return on such expenditures. We expect to periodically adjust such advertising expenditures in the future, and the amount of our advertising expenditures could affect our consumer sales. The decline in Core business net sales also included a decrease in public sector net sales of $2.7 million, or 17%, to $13.7 million in the first quarter of 2006 compared to the first quarter of 2005, primarily due to the competitive pricing pressures in the marketplace continuing from the second half of 2005. These decreases in net sales were offset by a growth in commercial net sales of $8.0 million, or 5%, to $164.2 million in the first quarter of 2006 compared to the first quarter of 2005, resulting primarily from the improved productivity of our commercial account executives.

OnSale.com net sales for the first quarter of 2006 were $4.8 million, an increase of $3.4 million compared to the first quarter of 2005, resulting primarily from our increased marketing efforts to promote the OnSale.com brand to the online marketplace beginning in latter part of the third quarter of 2005. OnSale.com was formally launched in October 2003 and began product sales in the fourth quarter of 2004.

Total sales of products manufactured by HP and Apple represented 23.3% and 17.8% of total net sales for the quarter ended March 31, 2006 compared to 21.0% and 19.8% of total net sales for the quarter ended March 31, 2005.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended March 31,
	2006		2005		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
Core business	$29,053	12.7%	$26,723	11.3%	$2,330	1.4%
OnSale.com	378	7.8%	44	3.0%	334	4.8%

Total gross profit and gross profit margin	$29,431	12.6%	$26,767	11.2%	$2,664	1.4%

Total gross profit for the first quarter of 2006 increased by $2.7 million, or 10%, compared to the total gross profit for the first quarter of 2005. Total gross profit margin for the first quarter of 2006 increased by 1.4% compared to the first quarter of 2005. The increase in total gross profit and total gross profit margin in the first quarter of 2006 compared to the same period last year resulted primarily from the increase in Core business gross profit and gross profit margin, which increased by $2.3 million and 1.4%.

The increase in Core business gross profit of $2.3 million for the first quarter of 2006 compared to the first quarter of 2005 was primarily the result of increases of $1.3 million resulting from an increase in vendor consideration, $0.5 million resulting from an improvement in our management of inventory and returns and $0.3 million resulting from a decrease in freight promotions. The increase in Core business gross profit margin of 1.4% in the first quarter of 2006 compared to the same period in the prior year was primarily due to increases of 66 basis points resulting from an increase in vendor consideration, 22 basis points from the improved inventory and returns management and 22 basis points from the improved selling margin, which includes a 17 basis point improvement relating to reduced freight promotions. Factors which may cause our gross profit and gross profit margin to vary in future periods include the continuation of key vendor support programs (including price protections, rebates and return policies), our product or customer mix, product acquisition and shipping costs, competition and other factors.

Gross profit for Onsale.com for the first quarter of 2006 was $0.4 million, an increase of $0.3 million compared to the first quarter of 2005, primarily due to an increase in its net sales. OnSale.com’s gross profit margin for the first quarter of 2006 was 7.8% compared to 3.0% in the first quarter of 2005. The comparison of OnSale.com gross profit margin for the first quarter of 2006 to the first quarter of 2005 is not meaningful as OnSale.com was in its first year of operations in 2004 and it did not have material sales until the fourth quarter of 2005.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative (“SG&A”) expenses, by segment, for the periods presented (in thousands):

	Three Months Ended March 31,
	2006		2005		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$27,441	12.0%	$30,270	12.8%	$(2,829)	(9)%	(0.8)%
OnSale.com	1,052	21.7%	656	NMF	396	NMF	NMF

Total SG&A expenses	$28,493	12.2%	$30,926	13.0%	$(2,433)	(8)%	(0.8)%

Total SG&A expenses decreased by $2.4 million, or 8%, in the first quarter of 2006 compared with the first quarter of 2005. As a percent of sales, total SG&A expenses decreased to 12.2% in the first quarter of 2006 from 13.0% in the first quarter of 2005. The decrease in total SG&A expenses was primarily due to the $2.8 million decrease in Core business SG&A expenses, partially offset by a $0.4 million increase in OnSale.com SG&A expenses.

The decrease in Core business SG&A expenses of $2.8 million was primarily due to a $2.1 million decrease in personnel costs (excluding non-cash stock-based compensation expense) principally due to back-office labor cost savings, a $0.7 million net strategic decrease in advertising expenditures primarily supporting our consumer business, a $0.5 million decrease in audit and audit-related fees and a $0.3 million decrease in credit card related fees. These declines were partially offset by a $0.7 million reduction in administrative and fulfillment service charges to eCOST.com compared to the same period in the prior year and a $0.5 million non-cash stock-based compensation expense in the first quarter of 2006 resulting from our prospective adoption of SFAS 123R on January 1, 2006. As a percent of net sales, SG&A expenses for Core business decreased to 12.0% in the first quarter of 2006 compared with 12.8% in the first quarter of the prior year. The 0.8% decline in Core business SG&A expenses as a percent of net sales was primarily due to a 68 basis point decline in personnel costs, a 25 basis point decline in advertising expenditures, a 19 basis point decline in audit and audit-related fees and a 12 basis point decline in credit card related fees. These declines in SG&A expenses as a percent of net sales were partially offset by a 31 basis point increase in SG&A expenses as a percent of net sales from the reduction in service charges to eCOST.com and a 20 basis point increase in SG&A expenses as a percent of net sales related to the non-cash stock-based compensation expense recognized in the first quarter of 2006.

For OnSale.com, SG&A expenses in the first quarter of 2006 were $1.1 million, an increase of $0.4 million from the first quarter of 2005 primarily due to a $0.3 million increase in advertising expenditures related to our increased marketing efforts to promote the OnSale.com brand to the online marketplace. OnSale.com SG&A expenses as a percent of net sales was 21.7% in the first quarter of 2006. We believe OnSale.com’s SG&A expenses as a percent of net sales for the first quarter of 2005 is not meaningful compared to the first quarter of 2006 as it did not have material sales until the fourth quarter of 2005.

Net Interest Expense. Total net interest expense for the first quarter of 2006 increased to $1.0 million compared with $0.7 million in the first quarter of 2005. The increase in interest expense resulted from higher interest rates during the first quarter of 2006 compared to the first quarter of 2005 as well as increased average daily borrowings. If interest rates continue to rise in the future, we would expect interest expense on our borrowings to increase.

Income Tax Benefit. We recorded an income tax benefit of approximately $36,000 in the first quarter of 2006 compared to an income tax benefit of $1.8 million in the first quarter of 2005. Our effective tax rates for the quarters ended March 31, 2006 and 2005 were approximately 40% and 38%. The decrease in our income tax benefit of $1.8 million for the first quarter of 2006 compared to the first quarter of 2005 was due to the decrease in loss from continuing operations before income taxes, partially offset by an increase in our annual effective tax rate in the current period due to higher expected state and foreign tax rates in the current year compared to the prior year.

Loss from Discontinued Operation. Loss from discontinued operation, net of taxes, which included the results of operation of eCOST.com, was $1.2 million for the three months ended March 31, 2005. We completed the eCOST.com spin-off in April 2005 and accordingly, we recognized no income (loss) from the discontinued operation of eCOST.com in the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, together with our future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. In the remainder of 2006, our efforts to focus on commercial and public sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as ramping up our offshore operations, in an effort to reduce our costs.

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

We had cash and cash equivalents of $5.0 million at March 31, 2006 and $6.3 million at December 31, 2005. Our working capital increased by $1.0 million to $36.6 million at March 31, 2006 from working capital of $35.6 million at December 31, 2005.

Our capital expenditures were $1.0 million during the three months ended March 31, 2006, compared to $1.1 million during the three months ended March 31, 2005. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, possible sales growth and possible acquisitions and new business ventures.

Cash Flows from Operating Activities. Net cash provided by operating activities from continuing operations was $16.3 million in the first quarter of 2006, compared to $3.2 million in the first quarter of 2005. The $16.3 million net cash provided by operating activities from continuing operations in the current quarter resulted primarily from a $12.0 million increase in gross accounts payable, which was mostly due to timing of payments to our vendors in the current period compared to the 2005 year end, and an $11.4 million decrease in inventories reflecting seasonality and our sell-through of year-end strategic buys for the holidays. These items contributing to the net cash provided by operating activities from continuing operations for the first quarter of 2006 were partially offset by a $4.1 million increase in accounts receivable primarily due to increased receivables from our vendors, and a $2.4 million decrease in accrued expenses and other current liabilities relating to the decreased accruals for mail-in rebates, audit fees and freight costs.

Net cash provided by operating activities from continuing operations of $3.2 million in the first quarter of 2005 resulted primarily from a $9.5 million decrease in inventory reflecting our sell-through of year-end strategic buys for the holidays and a $3.7 million decrease in accounts receivable primarily due to decreased receivables from our vendors. These items contributing to net cash provided by operating activities from continuing operations for the first quarter of 2005 were partially offset by a $7.2 million decrease in accounts payable reflecting lower purchases made during the first quarter of

2005 compared to the end of 2004 and our aggressive pursuit of vendor early-pay discounts, and the $3.0 million of loss from continuing operations in the first quarter of 2005.

Cash Flows from Investing Activities. Net cash used in investing activities from continuing operations was $1.0 million in the first quarter of 2006, compared to $1.1 million in the first quarter of 2005, related to capital expenditures in each period. The $1.0 million of capital expenditures in the first quarter of 2006 was primarily related to the continued expansion of our Philippines office, as well as the creation of enhanced electronic tools for our account executives and sales support staff. The $1.1 million of capital expenditures in the first quarter of 2005 was primarily related to the replacement and improvement of our servers and personal computers.

Cash Flows from Financing Activities. Net cash used in financing activities from continuing operations for the first quarter of 2006 was $16.6 million, compared to $2.7 million in the first quarter of 2005. The $16.6 million of net cash used in financing activities in the current year quarter was primarily related to $11.0 million of net payments of our outstanding balance on our line of credit and a $5.6 million decrease in book overdraft, which were both due to the timing of outstanding payments to vendors relative to the prior period. The $2.7 million of net cash used in financing activities in the first quarter of 2005 was primarily related to the $5.8 million of net payments of our outstanding balance on our line of credit, partially offset by a $3.1 million increase in book overdraft.

Line of Credit and Note Payable. We maintain a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables. The credit facility has a maturity date of March 2008, bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.0% or 2.25%, depending on certain earning targets, and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At March 31, 2006, our effective weighted average interest rate was 6.74% and we had $42.5 million of net working capital advances outstanding under the line of credit. At March 31, 2006, we had $23.7 million available to borrow for working capital advances under the line of credit.

The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at March 31, 2006. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early-pay discounts.

In connection with and as a part of the line of credit, we entered into a term note, bearing interest at the prime rate with a LIBOR option, payable in equal monthly installments and maturing in September 2011. As of March 31, 2006, we had $2.625 million outstanding under the term note, payable as follows: $375,000 in the remainder of 2006; $500,000 annually in each of the years 2007 through 2010 and $250,000 thereafter.

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 10 of the Notes to the Consolidated Financial Statements of this report, which are incorporated herein by reference.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements, see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this report, which is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the Management’s Discussion and Analysis above, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions to identify forward-looking statements. Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding: our expectations about the timing of our recognition of compensation costs related to unvested outstanding stock options; our plans to continue to invest in our outbound sales force and our expected results from that investment; our office in the Philippines and our belief that it should provide us an opportunity to reduce certain costs over time; our focus on commercial and public sector sales and its impact; the impact of our Canadian call center on operating results and the amount and timing of related subsidies; our expectation that we will not make significant product sales to eCOST.com in the future; our expectations regarding the near term effect on our consumer sales of Apple’s transition to Intel processors; the level of advertising expenditures and the resulting impact on our results of operations; the impact of competition, including competing sales by some of our largest vendors; the sufficiency of our capital resources and potential needs for and availability of additional financing; our expected capital needs; our expectation that we will continue to focus on increasing sales force productivity, reducing infrastructure costs and increasing offshore operations; our growth strategy, including the possibility of acquisitions and new business ventures and their impact on our resources; the impact of changes in interest rates; our plans regarding pending litigation; and our anticipation regarding future dividend payments. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include, but are not limited to, the following:

•	our revenues are dependent on sales of products from a small number of vendors, and the loss of any key vendor, a decline in sales of their products or pricing pressures could materially impact our business;

•	our success is dependent in part upon the ability of our vendors to develop and market products that meet the changing requirements of the marketplace and our ability to sell popular products;

•	our narrow gross margins magnify the impact on operating results of variations in operating costs and of adverse or unforeseen events;

•	the transition of our business strategy to increase our commercial and public sector sales and our increased infrastructure investments in and focus on our outbound telemarketing sales models may not improve our profitability or result in expanded market share;

•	the success of our Canadian call center is dependent on our receipt of government credits;

•	we have limited experience operating in the Philippines, which could prevent us from realizing expected cost savings or other expected benefits;

•	we may need additional or continued financing from third party investors or our vendors for potential acquisitions, working capital requirements or for other purposes, and may not be able to raise or maintain such financing on favorable terms or at all;

•	we cannot determine with any certainty the costs or outcome of pending or future litigation;

•	our advertising, marketing and promotional efforts may be costly and may not achieve desired results; and

•	we may not be able to compete successfully against existing or future competitors, which include some of our largest vendors.

The foregoing list of risks is not intended to be exhaustive. We also face additional risks, including but not limited to those discussed elsewhere in this report, and in particular those discussed under the heading “Risk Factors” in Part II, Item 1A of this report. Reference should also be made to the factors set forth from time to time in our reports filed with the SEC. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if our experience or future changes show that the indicated results or events will not be realized.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At March 31, 2006, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rate on our line of credit and note payable is tied to the prime rate or the LIBOR, at our discretion. At March 31, 2006, we had $42.5 million outstanding under our line of credit and $2.6 million outstanding under our note payable. As of March 31, 2006, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowing under our line of credit would be to increase annual interest expense by $0.5 million.

It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, we did not have significant overall currency exposure as of March 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Material pending legal proceedings to the business, to which we became or were a party during the quarter ended March 31, 2006 or subsequent thereto, but before the filing of this report, are summarized below:

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

ITEM 1A.	RISK FACTORS

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business which are set forth below. These risks include any material changes to and supersede the risks previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, Lenovo, Microsoft and Sony. For example, products manufactured by HP accounted for 23.3% of our total net sales in the first quarter of 2006 and 21.0% of our total net sales in the first quarter of 2005, and products manufactured by Apple represented approximately 17.8% of our total net sales in the first quarter of 2006 and 19.8% of our total net sales in the first quarter of 2005. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results. In the near term, we expect Apple’s transition to Intel processors to negatively impact our consumer sales.

Certain of our key vendors provide us with incentives and other assistance that reduce our operating costs, and any future decline in these incentives and other assistance could materially harm our operating results.

Certain of our key vendors, including Apple, HP, IBM, Ingram Micro, Lenovo, Microsoft, Sony and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with most of our key vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple or HP, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow.

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

Substantially all of our agreements with vendors are terminable upon 30 days’ notice or less. For example, we are an authorized dealer for the full retail line of HP products, sales of which represented 23.3% of our total net sales in the first quarter of 2006, and Apple products, sales of which represented 17.8% of our total net sales in the first quarter of 2006, but HP and Apple can terminate our dealer agreements upon 30 days’ notice. Vendors that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other resellers or channels. Any termination, interruption or adverse modification of our relationship with a key vendor or a significant number of other vendors would likely adversely affect our operating income, cash flow and future prospects.

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

We are subject to intense price competition with respect to the products we sell. As a result, our gross margins have historically been narrow, and we expect them to continue to be narrow. Our narrow gross margins magnify the impact of variations in our operating costs and of adverse or unforeseen events on our operating results. If we are unable to maintain our gross margins in the future, it could have a material adverse effect on our business, financial condition and results of operations. In addition, because price is an important competitive factor in our industry, we cannot assure you that we will not be subject to increased price competition in the future. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our gross margins, or that we will be able to compete effectively.

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

Our business strategy is to increasingly focus on commercial and public sector sales. In shifting our focus, we face numerous risks and challenges, including competition from a wider range of sources and an increased need to develop strategic relationships. We cannot assure you that our increased focus on business and public sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business and results of operations.

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

The effect of the change in accounting rules for stock-based compensation may materially adversely affect our consolidated operating results, our stock price and our ability to hire, retain and motivate employees.

We use employee stock options and other stock-based compensation to hire, retain and motivate certain of our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires us to measure compensation costs for all stock-based compensation (including stock options) at fair value as of the date of grant and to recognize these costs as expenses in our consolidated statements of operations. We adopted SFAS 123R on January 1, 2006. The recognition of non-cash stock-based compensation expenses in our consolidated statements of operations had and will have a negative effect on our consolidated operating results, including our net income and earnings per share, which could negatively impact our stock price. Additionally, if we reduce or alter our use of stock-based compensation to reduce these expenses and their impact, our ability to hire, motivate and retain certain employees could be adversely affected and we may need to increase the cash compensation we pay to these employees.

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

In the first quarter of 2006, we derived approximately 69% of our gross sales from products sold out of inventory at our distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our distribution facilities. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion (e.g., computer hardware, software and consumer electronics), and because our distribution facilities sometimes stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our gross margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from Apple, HP, Lenovo, and certain other vendors, but these rights vary by product line, are subject to specified conditions and limitations, and can be terminated or changed at any time.

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

Rising interest rates could negatively impact our results of operations and financial condition.

A significant portion of our working capital requirements has historically been funded through borrowings under our credit facility, which functions as a working capital line of credit and bears interest at the prime rate, with a LIBOR option, plus a spread of 2.0% or 2.25% depending on certain earnings targets. In connection with and as part of the line of credit, we also entered into a term note, bearing interest at the prime rate with a LIBOR option. If the variable interest rates on our line of credit and term note increase, we could incur greater interest expense than we have in the past. Rising interest rates, and our increased interest expense that would result from them, could negatively impact our results of operations and financial condition.

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

Costs and other factors associated with pending or future litigation could materially harm our business, results of operations and financial condition.

From time to time we receive claims and become subject to litigation, including consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. For example, we are currently a defendant in a purported class action lawsuit which alleges that we improperly classified certain current and former employees as “exempt” employees in violation of California law. Additionally, we may from time to time institute legal proceedings against third parties to protect our interests. Any litigation that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. We cannot determine with any certainty the costs or outcome of pending or future litigation. Any such litigation may materially harm our business, results of operations and financial condition.

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

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Frank F. Khulusi, our Chairman of the Board, President and Chief Executive Officer, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business. Our success and plans for future growth will also depend in part on our management’s continuing ability to hire, train and retain skilled personnel in all areas of our business. For example, our management information systems and processes require the services of employees with extensive knowledge of these systems and processes and the business environment in which we operate, and in order to successfully implement and operate our systems and processes we must be able to attract and retain a significant number of information technology specialists. We may not be able to attract, train and retain the skilled personnel required to, among other things, implement, maintain, and operate our information systems and processes, and any failure to do so would likely have a material adverse effect on our operations.

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

Our business strategy is to increasingly focus on commercial and public sector sales. During the most recent economic downturn in the U.S. and elsewhere, businesses and public sector entities generally reduced, often substantially, their rate of information technology spending. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could hinder our growth.

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

ITEM 5.	OTHER INFORMATION

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement:”

On February 6, 2006, in connection with the revision of our non-employee director compensation policy, our Board of Directors approved paying an annual retainer fee of $12,500 (paid quarterly) to the Chair of our Audit Committee. For a summary of our current director compensation arrangement, please see Exhibit 10.3 in Item 6 below.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Severance Agreement, dated January 31, 2006, between PC Mall Inc. and Daniel J. DeVries (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 3, 2006)

10.2*	Summary of Executive Salary and Bonus Arrangements (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 31, 2006 (the “2005 Form 10-K”))

10.3*	Summary of Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.28 to the 2005 Form 10-K)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC. (Registrant)

Date: May 11, 2006	By:	/s/ Theodore R. Sanders
Theodore R. Sanders
Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Severance Agreement, dated January 31, 2006, between PC Mall Inc. and Daniel J. DeVries (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 3, 2006)

10.2*	Summary of Executive Salary and Bonus Arrangements (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 31, 2006 (the “2005 Form 10-K”))

10.3*	Summary of Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.28 to the 2005 Form 10-K)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.