Form 10-Q
period 2006-06-30
PC MALL INC
filed 2006-08-08
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

As of August 3, 2006, the registrant had 12,212,288 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,711	$6,289
Accounts receivable, net of allowances of $5,130 and $4,774	112,135	102,981
Inventories, net	40,295	64,448
Prepaid expenses and other current assets	9,562	8,330
Deferred income taxes	3,597	3,597

Total current assets	170,300	185,645
Property and equipment, net	8,534	8,416
Deferred income taxes	8,594	8,821
Goodwill	1,405	1,405
Other assets	868	955

Total assets	$189,701	$205,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,929	$64,728
Accrued expenses and other current liabilities	15,572	20,839
Deferred revenue	9,737	10,440
Line of credit	41,303	53,517
Note payable – current	500	500

Total current liabilities	132,041	150,024
Note payable	2,000	2,250

Total liabilities	134,041	152,274

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,500,893 and 12,015,641 shares issued; and 12,206,693 and 11,721,441 shares outstanding, respectively	13	12
Additional paid-in capital	85,650	83,533
Treasury stock, at cost: 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	508	274
Accumulated deficit	(29,496)	(29,836)

Total stockholders’ equity	55,660	52,968

Total liabilities and stockholders’ equity	$189,701	$205,242

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$234,119	$253,170	$468,341	$491,544
Cost of goods sold	205,127	224,586	409,918	436,193

Gross profit	28,992	28,584	58,423	55,351
Selling, general and administrative expenses	27,366	28,802	55,859	59,728

Operating profit (loss)	1,626	(218)	2,564	(4,377)
Interest expense, net	971	674	2,000	1,328

Income (loss) from continuing operations before income taxes	655	(892)	564	(5,705)
Income tax expense (benefit)	260	(339)	224	(2,167)

Income (loss) from continuing operations	395	(553)	340	(3,538)
Loss from discontinued operation, net of taxes	—	(599)	—	(1,781)

Net income (loss)	$395	$(1,152)	$340	$(5,319)

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.05)	$0.03	$(0.31)
Loss from discontinued operation, net of taxes	—	(0.05)	—	(0.15)

Net income (loss)	$0.03	$(0.10)	$0.03	$(0.46)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.05)	$0.03	$(0.31)
Loss from discontinued operation, net of taxes	—	(0.05)	—	(0.15)

Net income (loss)	$0.03	$(0.10)	$0.03	$(0.46)

Weighted average number of common shares outstanding:
Basic	11,990	11,619	11,861	11,594
Diluted	12,832	11,619	12,807	11,594

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Outstanding	Amount
Balance at December 31, 2005	11,721	$12	$83,533	$(1,015)	$274	$(29,836)	$52,968
Stock option exercises	486	1	498	—	—		499
Stock-based compensation expense	—	—	805	—	—	—	805
Vested stock option and warrant issued to non-employees	—	—	814	—	—	—	814

Subtotal	—	—	—	—	—	—	55,086
Net income	—	—	—	—	—	340	340
Translation adjustments	—	—	—	—	234	—	234

Comprehensive income	—	—	—	—	—	—	574

Balance at June 30, 2006	12,207	$13	$85,650	$(1,015)	$508	$(29,496)	$55,660

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
		(Revised)
Cash Flows From Operating Activities
Net income (loss)	$340	$(5,319)
Loss from discontinued operations, net of taxes	—	1,781

Income (loss) from continuing operations	340	(3,538)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,938	2,001
Provision (benefit) for deferred income taxes	224	(2,524)
Tax benefit related to stock option exercises	—	357
Non-cash stock-based compensation	805	66
Gain on sale of fixed assets	—	(26)
Change in operating assets and liabilities:
Accounts receivable	(9,154)	(5,405)
Inventories	24,153	30,876
Prepaid expenses and other current assets	(1,232)	(433)
Other assets	(1)	26
Accounts payable	875	(9,589)
Accrued expenses and other current liabilities	(4,453)	(3,580)
Deferred revenue	(703)	1,547

Total adjustments	12,452	13,316

Net cash provided by operating activities	12,792	9,778

Cash Flows From Investing Activities
Purchases of property and equipment	(1,968)	(1,826)
Proceeds from sale of property and equipment	—	93

Net cash used in investing activities	(1,968)	(1,733)

Cash Flows From Financing Activities
Repayments under note payable	(250)	(250)
Net payments under line of credit	(12,214)	(13,724)
Change in book overdraft	(674)	5,262
Proceeds from stock issued under stock option plans	499	280

Net cash used in financing activities	(12,639)	(8,432)

Effect of foreign currency on cash flow	237	(139)

Net cash used in continuing operations	(1,578)	(526)
Cash Flows From Discontinued Operation (Revised – See Note 1)
Net cash flow from operating activities	—	(5,937)
Net cash flow from investing activities	—	5,937
Net cash flow from financing activities	—	—

Net cash flows from discontinued operation	—	—

Net decrease in cash and cash equivalents	(1,578)	(526)
Cash and cash equivalents at beginning of the period	6,289	6,473

Cash and cash equivalents at end of the period	$4,711	$5,947

Supplemental Cash Flow Information
Interest paid	$1,931	$1,338
Income taxes paid	67	80

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

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc. (“eCOST.com”) when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for the prior periods presented herein. Our remaining reportable segments are Core business and OnSale.com, which are more fully discussed in Note 8. See Note 3 below for more information on the discontinued operation of eCOST.com.

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 and amended on May 1, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 11, 2006 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC.

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

The modified prospective application method requires that compensation expense be recorded for all unvested stock options outstanding at the beginning of the first quarter of adopting SFAS 123R, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) and for new share-based payment awards granted subsequent to our adoption of SFAS 123R, based on the grant date fair value estimated in accordance with SFAS 123R, both adjusted for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the modified prospective application method, our prior period financial statements were not restated to retrospectively apply SFAS 123R. In addition, under SFAS 123R, we elected to use the Black-Scholes option pricing model to value options we grant, which is consistent with our valuation model previously used for options in pro forma footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148. See Note 4 for a further discussion of the impact of the adoption of SFAS 123R.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Loss from continuing operations (as reported)	$(553)	$(3,538)
Less stock compensation expense, net of taxes, determined under the fair value based method	(465)	(917)
Add stock compensation expense, net of taxes, included in reported loss from continuing operations	—	—

Loss from continuing operations (pro forma)	$(1,018)	$(4,455)

Basic and diluted loss from continuing operations per common share:
Basic and Diluted – as reported	$(0.05)	$(0.31)
Basic and Diluted – pro forma	(0.09)	(0.38)

The following table presents the effect on “Net loss” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss (as reported)	$(1,152)	$(5,319)
Less stock compensation expense, net of taxes, determined under the fair value based method	(465)	(917)
Add stock compensation expense, net of taxes, included in reported net loss	15	93

Net loss (pro forma)	$(1,602)	$(6,143)

Basic and diluted loss per common share:
Basic and Diluted – as reported	$(0.10)	$(0.46)
Basic and Diluted – pro forma	(0.14)	(0.53)

The fair value of each stock option grant, presented above in the pro forma stock compensation expense, has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Risk free interest rate	3.77%	3.83%
Expected volatility	105%	105%
Expected term	5 years	5 years
Expected dividend yield	None	None
Weighted average grant-date fair value	$3.50	$4.34

Stock Option Issued to Executive Officers and Non-employee Directors

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

Stock Option Issued to Non-employee

In October 2004, we issued options to purchase 45,000 shares of our common stock under our 1994 Plan to an investor and public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the options was reduced to $6.12 and the consultant received options to purchase 54,319 shares of eCOST.com common stock in the transaction. Of the original grant of options to purchase 45,000 shares, an aggregate of 7,500 shares of the options vested on the date of the grant, and the remaining shares vested quarterly over a one-year period from the date of grant. We valued the options at fair value based on a Black-Scholes fair value calculation. The options were valued at the date of grant and were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option. The options became fully vested in October 2005. We recorded a cumulative compensation expense of $0.4 million, of which less than $0.1 million related to the three and six months ended June 30, 2005. The options were still outstanding at June 30, 2006.

Other Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We believe that the adoption of FIN 48 will not have a significant impact on our consolidated results of operations or financial position.

In June 2006, the FASB ratified EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-03 also provides that the presentation of such taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements, and disclose any such taxes that are reported on a gross basis, if material, for each period for which an income statement is presented. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. We believe that the adoption of EITF 06-03 will not have a significant impact on our consolidated results of operations or financial position.

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

The financial results of eCOST.com, which were historically reported as an operating segment, have been excluded from our results from continuing operations for all prior periods and have been presented as a discontinued operation. eCOST.com’s revenues, and operating and non-operating results for the three and six months ended June 30, 2005 are reflected in a single line item entitled “Loss from discontinued operation, net of taxes” on our Consolidated Statements of Operations as follows (in thousands).

	April 1, 2005 - April 11, 2005	January 1, 2005 - April 11, 2005
Net sales	$4,467	$59,781

Loss before income taxes	$(728)	$(3,252)
Income tax benefit	—	(1,005)
Minority interest	129	466

Loss from discontinued operation, net of taxes	$(599)	$(1,781)

4.	Stock-Based Compensation

Stock-Based Benefit Plans

1994 Stock Incentive Plan

In November 1994, our Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “1994 Plan”), as amended in May 2000 and June 2002 and approved by our Board of Directors and stockholders, which provides for the grant of equity awards such as stock options, restricted stock or restricted stock units to our employees, officers, directors and consultants. Under the 1994 Plan, we may grant options (“Incentive Stock Options”) within the meaning of Section 422A of the Internal Revenue Code, or options not intended to qualify as Incentive Stock Options (“Nonstatutory Stock Options”). All options generally vest over three to five years, expire ten years from the grant date, are granted at exercise prices equal to the market price of our stock at grant date and are nontransferable other than by will or by the laws of descent and distribution. As of June 30, 2006, a total of 1,490,087 shares of authorized and unissued shares were available for future grants. All options granted through June 30, 2006 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.

For more information on our 1994 Plan, refer to Note 10 of the Notes to the Consolidated Financial Statements included in Item 8, Part II of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

1995 Director Stock Option Plan

We adopted the Directors’ Non-Qualified Stock Option Plan (the “Director Plan”) in 1995. However, in May 2000, our Board of Directors and stockholders voted to terminate the Director Plan such that no further grants would be made thereunder, and further provided that non-employee directors are persons eligible to receive future options and other stock-based awards under the 1994 Plan, as discussed above. As of June 30, 2006, there were 5,000 options outstanding under the Director Plan.

Impact of the Adoption of SFAS 123R

On January 1, 2006, we adopted SFAS 123R using the modified prospective application method. SFAS 123R requires that we measure compensation cost for all unvested stock-based payment awards outstanding as of December 31, 2005 and new stock-based payment awards granted to employees and non-employee directors subsequent to the adoption of SFAS 123R based on estimated fair values as determined on their grant dates, adjusted for estimated forfeitures, and recognize compensation expense over the requisite service period (the vesting period). For the three and six months ended June 30, 2006, we recognized stock-based compensation expense of $0.4 million and $0.8 million in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, using the straight-line attribution method, and a related deferred income tax benefit of $0.1 million and $0.3 million. Results for prior periods have not been restated pursuant to the modified prospective application method of SFAS 123R.

Prior to our adoption of SFAS 123R on January 1, 2006, we accounted for options granted to employees using the intrinsic value method under APB 25, as allowed under SFAS 123. See Note 2 for the pro forma disclosure of our results of operations and loss per share as if the fair value based method had been applied to the periods prior to our adoption of SFAS 123R and the respective weighted average assumptions used in those periods.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the three months ended June 30, 2006 pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding the expected term for options granted during the three months ended June 30, 2006, we applied the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. We computed our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options, which we determined to be six years. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. In the first quarter of 2006, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used for the current period:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Risk free interest rate	4.92%	4.75%
Expected volatility	93%	95%
Expected term	6 years	6 years
Expected dividend yield	None	None

Stock-Based Payment Award Activity

The following table summarizes our stock option activity during the six months ended June 30, 2006, and stock options outstanding and exercisable at June 30, 2006 for the above plans:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,627,608	$3.27
Granted	46,000	5.98
Exercised	(485,252)	1.03
Forfeited	(63,009)	5.00
Expired/cancelled	(11,536)	2.90

Outstanding at June 30, 2006	2,113,811	$3.79	6.95	$5,517

Exercisable at June 30, 2006	1,392,015	$3.13	6.13	$4,531

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the closing price of our common stock on June 30, 2006, which was $6.35.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of options granted during the period	$4.94	$3.50	$4.70	$4.34
Total intrinsic value of options exercised during the period (in thousands)	2,301	296	2,543	661
Total fair value of shares vested during the period (in thousands)	300	792	752	1,464

As of June 30, 2006, there was $2.0 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize this cost over a weighted average period of 2.1 years.

5.	Line of Credit

We maintain a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables. The credit facility has a maturity date of March 2008, bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.0% or 2.50%, depending on certain earning targets, and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At June 30, 2006, our effective weighted average interest rate was 7.81% and we had $41.3 million of net working capital advances outstanding under the line of credit. At June 30, 2006, we had $24.6 million available to borrow for working capital advances under the line of credit.

The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have a security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at June 30, 2006.

In connection with and as a part of the line of credit, we entered into a term note, bearing interest at the prime rate with a LIBOR option, payable in equal monthly installments and maturing in September 2011. As of June 30, 2006, we had $2.5 million outstanding under the term note, payable as follows: $250,000 in the remainder of 2006; $500,000 annually in each of the years 2007 through 2010 and $250,000 thereafter.

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

Potential common shares of approximately 1,098,000 and 670,000 for the three months ended June 30, 2006 and 2005 and approximately 1,144,000 and 719,000 for the six months ended June 30, 2006 and 2005 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income (Loss)	Shares	Per Share Amounts
Three Months Ended June 30, 2006:
Basic EPS
Income from continuing operations	$395	11,990	$0.03

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	842

Diluted EPS
Adjusted income from continuing operations	$395	12,832	$0.03

Three Months Ended June 30, 2005:
Basic EPS
Loss from continuing operations	$(553)	11,619	$(0.05)

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted loss from continuing operations	$(553)	11,619	$(0.05)

Six Months Ended June 30, 2006:
Basic EPS
Income from continuing operations	$340	11,861	$0.03

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	946

Diluted EPS
Adjusted income from continuing operations	$340	12,807	$0.03

Six Months Ended June 30, 2005:
Basic EPS
Loss from continuing operations	$(3,538)	11,594	$(0.31)

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted loss from continuing operations	$(3,538)	11,594	$(0.31)

7.	Comprehensive Income (Loss)

Our total comprehensive income (loss) was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$395	$(1,152)	$340	$(5,319)
Other comprehensive income (loss):
Foreign currency translation adjustments	270	(83)	234	(139)

Total comprehensive income (loss)	$665	$(1,235)	$574	$(5,458)

8.	Segment Information

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

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

Three Months Ended June 30, 2006	Core business	OnSale.com	Consolidated
Net sales	$231,123	$2,996	$234,119
Gross profit	28,434	558	28,992
Operating profit (loss)	1,793	(167)	1,626

Three Months Ended June 30, 2005	Core business	OnSale.com	Consolidated
Net sales	$252,423	$747	$253,170
Gross profit	28,517	67	28,584
Operating profit (loss)	287	(505)	(218)

Six Months Ended June 30, 2006	Core business	OnSale.com	Consolidated
Net sales	$460,507	$7,834	$468,341
Gross profit	57,487	936	58,423
Operating profit (loss)	3,404	(840)	2,564

Six Months Ended June 30, 2005	Core business	OnSale.com	Consolidated
Net sales	$489,354	$2,190	$491,544
Gross profit	55,240	111	55,351
Operating loss	(3,260)	(1,117)	(4,377)

As of June 30, 2006 and December 31, 2005, we had total consolidated assets of $189.7 million and $205.2 million. Our management does not have available to them and does not use assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

9.	Related-Party Transactions

Frank F. Khulusi, our President, Chief Executive Officer and Chairman of the Board of Directors, became a greater than 10% stockholder of eCOST.com in April 2005 as a result of the spin-off of eCOST.com to our stockholders. As a result of his direct and indirect beneficial interests in eCOST.com and us, eCOST.com became our related party. In February 2006, Mr. Khulusi became a less than 10% shareholder of eCOST.com.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, our wholly-owned subsidiary, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”), entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. As of June 30, 2006, we had a net receivable of $0.2 million from eCOST.com included in our “Accounts receivable, net” in our Consolidated Balance Sheets.

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

Information Technology Systems Usage and Services Agreement

Under the Information Technology Systems Usage and Services Agreement, we provided eCOST.com with usage of telecommunications systems and hardware and software systems, information technology services and related support services, including maintaining eCOST.com’s management information and reporting systems and hosting its website. As consideration for the services and the usage of the hardware and software systems, eCOST.com paid us a monthly fee of $40,000 and provided reimbursement for actual telecommunications systems usage charges. The agreement has a term of two years from eCOST.com’s IPO, but either party may terminate the agreement earlier by providing the other party 180 days prior written notice of such termination. On March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement. Accordingly, this agreement terminated on June 30, 2006.

Sublease Agreement

Under the Sublease Agreement, eCOST.com leased office space from us located at our corporate headquarters in Torrance, California. In January 2006, pursuant to the terms of the sublease agreement, the monthly base rent increased from $9,130 per month relating to 11,000 square feet to $11,869 per month relating to 14,300 square feet. The sublease terminates in September 2007 pursuant to its terms; however, on March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective May 31, 2006 in accordance with its termination rights under the agreement. Accordingly, this sublease terminated on May 31, 2006.

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

License Agreements

We have entered into two software license agreements to govern the respective rights, responsibilities, and obligations of eCOST.com and us in connection with certain technology and software eCOST.com licenses from us. eCOST.com paid a one-time license fee of $50,000 for one of the software license agreements. The licenses are non-exclusive, non-transferable, non-sublicensable, perpetual, royalty-free licenses for eCOST.com to continue to use the technology and software in a manner substantially similar to its uses prior to the closing of its initial public offering as well as to reproduce, prepare derivative works of, modify and use as reasonably necessary to operate its website. The technology and software is licensed on an “as is” basis.

10.	Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.1 million and $1.0 million in each of the three month periods ended June 30, 2006 and 2005 and $2.1 million and $2.0 million in each of the six month periods ended June 30, 2006 and 2005. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006 and amended on May 1, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 11, 2006 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

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

A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, IBM, Ingram Micro, Lenovo, Microsoft, Sony and Tech Data. Products manufactured by HP represented 23.4% and 21.4% of our total net sales in the three months ended June 30, 2006 and 2005 and 23.3% and 21.2% of our total net sales in the six months ended June 30, 2006 and 2005. Products manufactured by Apple represented 16.3% and 20.0% of our total net sales in the three months ended June 30, 2006 and 2005 and 17.1% and 19.9% of our total net sales in the six months ended June 30, 2006 and 2005.

STRATEGIC DEVELOPMENTS

During the third quarter of 2005, we opened an office in the Philippines, which we believe should provide us an opportunity to reduce our administrative and back-office labor costs over time. The opening of the Philippines office has allowed us to devote additional resources towards enhancing our marketing content on the Internet, and other customer acquisition and retention activities, in an effort to increase sales in a cost-effective manner. During the first half of 2006, we added certain call-center activities, including customer service, technical support and various inbound and small-office/home-office sales, to our Philippines office.

OTHER ITEMS AFFECTING RESULTS OF OPERATIONS

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc. (“eCOST.com”) when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for the prior periods presented herein.

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

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, our wholly-owned subsidiary, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”), entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. During the period from April 12, 2005 (subsequent to the completion of the eCOST.com spin-off) and the termination of these agreements, we had net sales to eCOST.com of $31.6 million, of which $19.6 million related to the three and six months ended June 30, 2005. We do not expect to make significant product sales to eCOST.com in the future.

In September 2004, in connection with the initial public offering of eCOST.com, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. The Administrative Services Agreement, under which we provided certain transitional administrative services to eCOST.com, terminated on September 1, 2005 in accordance with the terms of the agreement. We continued to provide certain information technology services to eCOST.com under the Information Technology Systems Usage and Services Agreement. On March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement. Accordingly, this agreement terminated on June 30, 2006. For a more detailed discussion of the Master Separation and Distribution Agreement and certain other agreements providing for the separation and distribution, you can refer to the information under the heading “Certain Relationships and Related Transactions” in Part III, Item 13 of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on May 1, 2006 and to Note 9 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

The modified prospective application method requires that compensation expense be recorded for all unvested stock options outstanding at the beginning of the first quarter of adopting SFAS 123R, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and for new share-based payment awards granted subsequent to our adoption of SFAS 123R, based on the grant date fair value estimated in accordance with SFAS 123R, both adjusted for estimated forfeitures. We estimate the grant date fair value of each stock option grant awarded pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options granted, we applied the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. We computed our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. In the first quarter of 2006, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Under the modified prospective application method, our prior period financial statements were not restated to retrospectively apply SFAS 123R.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$234,119	$253,170	$468,341	$491,544
Cost of goods sold	205,127	224,586	409,918	436,193

Gross profit	28,992	28,584	58,423	55,351
Selling, general and administrative expenses	27,366	28,802	55,859	59,728

Operating profit (loss)	1,626	(218)	2,564	(4,377)
Interest expense, net	971	674	2,000	1,328

Income (loss) from continuing operations before income taxes	655	(892)	564	(5,705)
Income tax expense (benefit)	260	(339)	224	(2,167)

Income (loss) from continuing operations	395	(553)	340	(3,538)
Loss from discontinued operation, net of taxes	—	(599)	—	(1,781)

Net income (loss)	$395	$(1,152)	$340	$(5,319)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.4	88.7	87.5	88.7

Gross profit	12.4	11.3	12.5	11.3
Selling, general and administrative expenses	11.7	11.4	11.9	12.2

Operating profit (loss)	0.7	(0.1)	0.6	(0.9)
Interest expense, net	0.4	0.3	0.4	0.3

Income (loss) from continuing operations before income taxes	0.3	(0.4)	0.2	(1.2)
Income tax expense (benefit)	0.1	(0.1)	0.1	(0.4)

Income (loss) from continuing operations	0.2	(0.3)	0.1	(0.8)
Loss from discontinued operation, net of taxes	—	(0.2)	—	(0.3)

Net income (loss)	0.2%	(0.5)%	0.1%	(1.1)%

Selected Other Operating Data (in thousands, except sales percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Number of catalogs distributed	4,642	4,922	12,462	13,052
Commercial and public sector sales percentage (1)	80.2%	76.3%	78.1%	74.3%
Consumer sales percentage (includes OnSale.com) (1)	19.8%	23.7%	21.9%	25.7%
Commercial and public sector account executives (at end of period)	566	653	566	653

(1)	Excluded from the calculation of the sales percentages as presented herein is $19.6 million of net sales to eCOST.com for the three months and six months ended June 30, 2005, which sales we discuss in detail below.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2006	2005	$	%
Core business	$231,123	$252,423	$(21,300)	(8.4)%
OnSale.com	2,996	747	2,249	NMF (1)

Total net sales	$234,119	$253,170	$(19,051)	(7.5)%

(1)	Not meaningful.

Total net sales for the second quarter of 2006 decreased by $19.1 million, or 7.5%, compared to total net sales for the second quarter of 2005. This decrease was primarily attributable to the $21.3 million decrease in Core business net sales, which primarily relates to the $19.6 million in net sales to eCOST.com in the second quarter of 2005 under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005, as discussed above. These sales were generally made to eCOST.com at our cost during the post-spin transition period. Each of these agreements terminated in the third quarter of 2005. Accordingly, no sales were made to eCOST.com during the second quarter of 2006. This decrease in Core business net sales was partially offset by the $2.2 million increase in OnSale.com net sales.

Core business net sales for the second quarter of 2006 decreased by $21.3 million, or 8.4%, compared to the second quarter of 2005 due primarily to the $19.6 million of net sales to eCOST.com discussed above, as well as a decline in consumer net sales and public sector net sales. Consumer net sales decreased by $11.3 million, or 20.7%, to $43.2 million in the second quarter of 2006 compared to the second quarter of 2005 resulting primarily from increased competition from direct Apple sales and decreased demand for Apple CPUs and related peripherals and software due to Apple’s January 2006 announcement of an accelerated time-line for its transition to Intel processors. Further, public sector net sales decreased by $2.4 million, or 11.5%, to $18.7 million in the second quarter of 2006 compared to the second quarter of 2005, primarily due to competitive pricing pressures in the marketplace continuing from the second half of 2005 and softness in sales under existing contracts. These decreases in Core business net sales were offset in part by a growth in commercial net sales of $11.9 million, or 7.6%, to $169.1 million in the second quarter of 2006 compared to the second quarter of 2005, resulting primarily from the improved productivity of our commercial account executives.

OnSale.com net sales for the second quarter of 2006 were $3.0 million, an increase of $2.2 million compared to the second quarter of 2005, resulting primarily from our increased marketing efforts to promote the OnSale.com brand beginning in the latter part of the third quarter of 2005.

Total sales of products manufactured by HP and Apple represented 23.4% and 16.3% of total net sales for the second quarter of 2006 compared to 21.4% and 20.0% of total net sales for the second quarter of 2005.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,
	2006		2005		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
Core business	$28,434	12.3%	$28,517	11.3%	$(83)	1.0%
OnSale.com	558	18.6%	67	9.0%	491	9.6%

Total gross profit and gross profit margin	$28,992	12.4%	$28,584	11.3%	$408	1.1%

Total gross profit for the second quarter of 2006 increased by $0.4 million, or 1.4%, compared to the total gross profit for the second quarter of 2005. Total gross profit margin for the second quarter of 2006 increased by 1.1% compared to the second quarter of 2005. The increase in total gross profit in the second quarter of 2006 compared to the same period last year resulted primarily from the increase on OnSale.com gross profit, partially offset by the decrease in Core business gross profit.

The decrease in Core business gross profit of $83,000 for the second quarter of 2006 compared to the second quarter of 2005 was primarily the result of the decline in core business net sales. The increase in Core business gross profit margin of 1.0% in the second quarter of 2006 compared to the same period in the prior year was primarily due to a 93 basis point increase related to the sales in the prior year to eCOST.com at our cost. Factors which may cause our gross profit and gross profit margin to vary in future periods include the continuation of key vendor support programs (including price protections, rebates, return policies and other consideration), our product or customer mix, product acquisition and shipping costs, competition and other factors.

Gross profit for Onsale.com for the second quarter of 2006 was $0.6 million, an increase of $0.5 million compared to the second quarter of 2005, primarily due to an increase in its net sales and an increase in its vendor consideration of $0.3 million. OnSale.com’s gross profit margin for the second quarter of 2006 increased to 18.6% compared to 9.0% in the second quarter of 2005, primarily due to significant vendor consideration received as a percentage of OnSale.com’s net sales. If OnSale.com’s net sales increase in the future or if vendor consideration received by Onsale.com were to decline, we would expect OnSale.com’s gross margin to decline.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative (“SG&A”) expenses, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,
	2006		2005		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$26,642	11.5%	$28,230	11.2%	$(1,588)	(5.6)%	0.3%
OnSale.com	724	24.2%	572	NMF	152	NMF	NMF

Total SG&A expenses	$27,366	11.7%	$28,802	11.4%	$(1,436)	(5.0)%	0.3%

Total SG&A expenses decreased by $1.4 million, or 5.0%, in the second quarter of 2006 compared with the second quarter of 2005. As a percent of net sales, total SG&A expenses increased to 11.7% in the second quarter of 2006 from 11.4% in the second quarter of 2005. The decrease in total SG&A expenses was primarily due to the $1.6 million decrease in Core business SG&A expenses, partially offset by a $0.2 million increase in OnSale.com SG&A expenses.

The decrease in Core business SG&A expenses of $1.6 million was primarily due to a $1.1 million decrease in personnel costs (excluding non-cash stock-based compensation expense) principally due to back-office labor cost savings, a $0.3 million net decrease in advertising expenditures primarily supporting our public sector business and a $0.7 million decrease in credit card related fees. These declines were partially offset by a $0.4 million non-cash stock-based compensation expense in the second quarter of 2006 resulting from our prospective adoption of SFAS 123R on January 1, 2006. As a percent of net sales, SG&A expenses for Core business increased to 11.5% in the second quarter of 2006 compared with 11.2% in the second quarter of the prior year. Excluding net sales to eCOST.com of $19.6 million as discussed above in the three months ended June 30, 2005, SG&A expenses as a percent of net sales for Core business decreased by 0.6% to 11.5% in the second quarter of 2006 compared with non-GAAP SG&A expenses as a percent of net sales of 12.1% in the second quarter of the prior year. The non-GAAP 0.6% decrease in Core business SG&A expenses as a percent of net sales was primarily due to a 43 basis point decline in personnel costs and a 30 basis point decline in credit card related fees as a percent of net sales, partially offset by a 15 basis point increase in SG&A expenses as a percent of net sales related to the non-cash stock-based compensation expense recognized in the second quarter of 2006. The $19.6 million of net sales to eCOST.com had a negative impact of 94 basis points on SG&A as a percent of net sales in the second quarter of 2006 compared to the second quarter of 2005.

We are presenting certain consolidated non-GAAP financial measures, which exclude the sales to eCOST.com, discussed above. We believe the exclusion of such sales from the prior year results allows a more meaningful comparison of our SG&A trends to both management and investors that is indicative of our consolidated operating results across reporting periods because such sales resulted solely as a result of our transition of eCOST.com, and are not expected to reoccur.

For OnSale.com, SG&A expenses in the second quarter of 2006 were $0.7 million, an increase of $0.2 million from the second quarter of 2005 primarily due to a $0.3 million increase in advertising expenditures related to our increased marketing efforts to promote the OnSale.com brand. OnSale.com SG&A expenses as a percent of net sales was 24.2% in the second quarter of 2006. We believe OnSale.com’s SG&A expenses as a percent of net sales for the second quarter of 2005 is not meaningful compared to the second quarter of 2006 as it did not have material sales until the fourth quarter of 2005. As OnSale.com’s business continues to mature, if OnSale.com’s net sales increase we would expect OnSale.com’s SG&A expenses as a percent of net sales to decline over time.

Net Interest Expense. Total net interest expense for the second quarter of 2006 increased to $1.0 million compared with $0.7 million in the second quarter of 2005. The increase in interest expense resulted from higher interest rates during the first half of 2006 compared to 2005 as well as increased average daily borrowings. If interest rates continue to rise in the future, we would expect interest expense on our borrowings to increase.

Income Tax Expense (Benefit). We recorded an income tax expense of approximately $0.3 million in the second quarter of 2006 compared to an income tax benefit of $0.3 million in the second quarter of 2005. Our effective tax rates for the quarters ended June 30, 2006 and 2005 were approximately 40% and 38%. The increase in income tax expense for the second quarter of 2006 compared to the income tax benefit for the second quarter of 2005 was due to the increase in income from continuing operations before income taxes, partially offset by an increase in our annual effective tax rate in the current period due to higher expected state and foreign tax rates in the current year compared to the prior year.

Loss from Discontinued Operation. Loss from discontinued operation, net of taxes, which included the results of operation of eCOST.com, was $0.6 million for the three months ended June 30, 2005. We completed the eCOST.com spin-off in April 2005 and accordingly, we recognized no income (loss) from the discontinued operation of eCOST.com in the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2006	2005	$	%
Core business	$460,507	$489,354	$(28,847)	(5.9)%
OnSale.com	7,834	2,190	5,644	NMF

Total net sales	$468,341	$491,544	$(23,203)	(4.7)%

Total net sales for the six months ended June 30, 2006 decreased by $23.2 million, or 4.7%, compared to same period of 2005. This decrease was primarily attributable to the $28.8 million decrease in Core business net sales, which primarily relates to the $19.6 million in net sales to eCOST.com in the six months ended June 30, 2005 under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005, as discussed above. These sales were generally made to eCOST.com at our cost during the post-spin transition period. Each of these agreements terminated in the third quarter of 2005. Accordingly, no sales were made to eCOST.com during the six months ended June 30, 2006. This decrease in Core business net sales was partially offset by the $5.6 million increase in OnSale.com net sales.

Core business net sales for the six months ended June 30, 2006 decreased by $28.8 million, or 5.9%, compared to the six months ended June 30, 2005 due primarily to the $19.6 million of net sales to eCOST.com discussed above, as well as a decline in consumer net sales and public sector net sales. Consumer net sales decreased by $24.5 million, or 20.6%, to $94.3 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulting primarily from increased competition from direct Apple sales, decreased demand for Apple CPUs and related peripherals and software due to Apple’s January 2006 announcement of an accelerated time-line for its transition to Intel processors, and an 11% decrease in its advertising expenditures supporting the consumer market. We continued to reduce our consumer advertising expenditures and attempted to optimize the return on such expenditures. We expect to periodically adjust such advertising expenditures in the future, and the amount of our advertising expenditures could affect our consumer sales. Further, public sector net sales decreased by $5.1 million, or 13.7%, to $32.3 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to the competitive pricing pressures in the marketplace continuing from the second half of 2005 and softness in sales under existing contracts. These decreases in Core business net sales were offset in part by a growth in commercial net sales of $19.9 million, or 6.4%, to $333.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, resulting primarily from the improved productivity of our commercial account executives.

OnSale.com net sales for the six months ended June 30, 2006 were $7.8 million, an increase of $5.6 million compared to the six months ended June 30, 2005, resulting primarily from our increased marketing efforts to promote the OnSale.com brand beginning in the latter part of the third quarter of 2005. OnSale.com was formally launched in October 2003 and began product sales in the fourth quarter of 2004.

Total sales of products manufactured by HP and Apple represented 23.3% and 17.1% of total net sales for the six months ended June 3, 2006 compared to 21.2% and 19.9% of total net sales for the six months ended June 30, 2005.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,				Change
	2006		2005
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
Core business	$57,487	12.5%	$55,240	11.3%	$2,247	1.2%
OnSale.com	936	11.9%	111	5.1%	825	6.8%

Total gross profit and gross profit margin	$58,423	12.5%	$55,351	11.3%	$3,072	1.2%

Total gross profit for the six months ended June 30, 2006 increased by $3.1 million, or 5.6%, compared to the total gross profit for the six months ended June 30, 2005. Total gross profit margin for the six months ended June 30, 2006 increased by 1.2% compared to the six months ended June 30, 2005. The increase in total gross profit and total gross profit margin in the six months ended June 30, 2006 compared to the same period last year resulted primarily from the increase in Core business gross profit and gross profit margin, which increased by $2.2 million and 1.2%.

The increase in Core business gross profit of $2.2 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily the result of increases of $1.9 million resulting from an increase in vendor consideration, $1.6 million resulting from an improvement in our management of inventory and returns, and $0.5 million resulting from a decrease in freight promotions. The increase in Core business gross profit margin of 1.2% in the six months ended June 30, 2006 compared to the same period in the prior year was primarily due to a 47 basis point increase related to the sales in the prior year to eCOST.com at our cost, a 48 basis point increase resulting from an increase in vendor consideration and a 19 basis point increase from the improved inventory and returns management. Factors which may cause our gross profit and gross profit margin to vary in future periods include the continuation of key vendor support programs (including price protections, rebates, return policies and other consideration), our product or customer mix, product acquisition and shipping costs, competition and other factors.

Gross profit for Onsale.com for the six months ended June 30, 2006 was $0.9 million, an increase of $0.8 million compared to the six months ended June 30, 2005, primarily due to an increase in its net sales and an increase in its vendor consideration of $0.4 million. OnSale.com’s gross profit margin for the six months ended June 30, 2006 increased to 11.9% compared to 5.1% in the six months ended June 30, 2005, primarily due to significant vendor consideration received as a percentage of OnSale.com’s net sales. If OnSale.com’s net sales increase in the future or if vendor consideration received by Onsale.com were to decline, we would expect OnSale.com’s gross margin to decline.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative (“SG&A”) expenses, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,
	2006		2005		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$54,083	11.7%	$58,500	12.0%	$(4,417)	(7.6)%	(0.3)%
OnSale.com	1,776	22.7%	1,228	NMF	548	NMF	NMF

Total SG&A expenses	$55,859	11.9%	$59,728	12.2%	$(3,869)	(6.5)%	(0.3)%

Total SG&A expenses decreased by $3.9 million, or 6.5%, in the six months ended June 30, 2006 compared with the six months ended June 30, 2005. As a percent of net sales, total SG&A expenses decreased to 11.9% in six months ended June 30, 2006 from 12.2% in the six months ended June 30, 2005. The decrease in total SG&A expenses was primarily due to the $4.4 million decrease in Core business SG&A expenses, partially offset by a $0.5 million increase in OnSale.com SG&A expenses.

The decrease in Core business SG&A expenses of $4.4 million was primarily due to a $3.2 million decrease in personnel costs (excluding non-cash stock-based compensation expense) principally due to back-office labor cost savings, a $1.1 million net strategic decrease in advertising expenditures primarily supporting our consumer and commercial businesses, a $1.1 million decrease in credit card related fees and a $0.5 million decrease in audit and audit-related fees. These declines were partially offset by a $0.7 million reduction in administrative and fulfillment service charges to eCOST.com compared to the same period in the prior year and a $0.8 million non-cash stock-based compensation expense in the six months ended

June 30, 2006 resulting from our prospective adoption of SFAS 123R on January 1, 2006. As a percent of net sales, SG&A expenses for Core business decreased to 11.7% in the six months ended June 30, 2006 compared with 12.0% in the six months ended June 30, 2005. Excluding net sales to eCOST.com of $19.6 million as discussed above in the six months ended June 30, 2005, SG&A expenses as a percent of net sales for Core business decreased by 0.8% to 11.7% in the six months ended June 30, 2006 compared with non-GAAP SG&A expenses as a percent of net sales of 12.5% in the six months ended June 30, 2005. The non-GAAP 0.8% decrease in Core business SG&A expenses as a percent of net sales was primarily due to a 55 basis point decline in personnel costs, a 21 basis point decline in credit card related fees, a 20 basis point decline in advertising expenditures and an 11 basis point decline in audit and audit-related fees. These declines in SG&A expenses as a percent of net sales were partially offset by a 17 basis point increase in SG&A expenses as a percent of net sales related to the non-cash stock-based compensation expense recognized in the six months ended June 30, 2006 and a 15 basis point increase in SG&A expenses as a percent of net sales from the reduction in service charges to eCOST.com. The $19.6 million of net sales to eCOST.com had a negative impact of 50 basis points on SG&A as a percent of net sales in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

We are presenting certain consolidated non-GAAP financial measures, which exclude the sales to eCOST.com, discussed above. We believe the exclusion of such sales from the prior year results allows a more meaningful comparison of our SG&A trends to both management and investors that is indicative of our consolidated operating results across reporting periods because such sales resulted solely as a result of our transition of eCOST.com, and are not expected to reoccur.

For OnSale.com, SG&A expenses in the six months ended June 30, 2006 were $1.8 million, an increase of $0.5 million from the six months ended June 30, 2005 primarily due to a $0.6 million increase in advertising expenditures related to our increased marketing efforts to promote the OnSale.com brand. OnSale.com SG&A expenses as a percent of net sales was 22.7% in the six months ended June 30, 2006. We believe OnSale.com’s SG&A expenses as a percent of net sales for the six months ended June 30, 2005 is not meaningful compared to the six months ended June 30, 2006 as it did not have material sales until the fourth quarter of 2005. As OnSale.com’s business continues to mature, if OnSale.com’s net sales increase we would expect OnSale.com’s SG&A expenses as a percent of net sales to decline over time.

Net Interest Expense. Total net interest expense for the six months ended June 30, 2006 increased to $2.0 million compared with $1.3 million in the same period of 2005. The increase in interest expense resulted from higher interest rates during the first half of 2006 compared to the first half of 2005 as well as increased average daily borrowings. If interest rates continue to rise in the future, we would expect interest expense on our borrowings to increase.

Income Tax Expense (Benefit). We recorded an income tax expense of approximately $0.2 million for the six months ended June 30, 2006 compared to an income tax benefit of $2.2 million for the six months ended June 30, 2005. Our effective tax rates for the six month periods ended June 30, 2006 and 2005 were approximately 40% and 38%. The increase in income tax expense for the six months ended June 30, 2006 compared to the income tax benefit for the six months ended June 30, 2005 was due to the increase in income from continuing operations before income taxes, partially offset by an increase in our annual effective tax rate in the current period due to higher expected state and foreign tax rates in the current year compared to the prior year.

Loss from Discontinued Operation. Loss from discontinued operation, net of taxes, which included the results of operation of eCOST.com, was $1.8 million for the six months ended June 30, 2005. We completed the eCOST.com spin-off in April 2005 and accordingly, we recognized no income (loss) from the discontinued operation of eCOST.com in the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, together with our future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. In the remainder of 2006, our efforts to focus on commercial and public sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms. In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as ramping up our offshore operations, in an effort to reduce our costs.

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

We had cash and cash equivalents of $4.7 million at June 30, 2006 and $6.3 million at December 31, 2005. Our working capital increased by $2.7 million to $38.3 million at June 30, 2006 from working capital of $35.6 million at December 31, 2005.

Our capital expenditures were $2.0 million during the six months ended June 30, 2006, compared to $1.8 million during the six months ended June 30, 2005. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, possible sales growth, and possible acquisitions and new business ventures.

In June 2003, we established a call center in Montreal, Canada, serving the U.S. market. We believe that the Canadian call center allows us to access an abundant, educated labor pool and benefit from a Canadian government labor subsidy that extends through approximately the end of 2007. During the years through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program. As of June 30, 2006, we had an accrued receivable of $7.3 million related to these labor credits recorded in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and we expect to receive full payment under our claims. In July 2006, we received the expected $2.4 million of payment from the Canadian government related to our 2004 claim.

Cash Flows from Operating Activities. Net cash provided by operating activities from continuing operations was $12.8 million in the six months ended June 30, 2006, compared to $9.8 million in the six months ended June 30, 2005. The $12.8 million net cash provided by operating activities from continuing operations in the current period resulted primarily from a $24.2 million decrease in inventories reflecting our efforts to optimize inventory levels, seasonality and our sell-through of year-end strategic buys for the holidays, partially offset by a $9.2 million increase in accounts receivable primarily due to increased open account sales and increased receivables from our vendors, and a $4.5 million decrease in accrued expenses and other current liabilities relating to the decreased accruals for mail-in rebates, audit fees and freight costs.

Net cash provided by operating activities from continuing operations of $9.8 million in the six months ended June 30, 2005 resulted primarily from a $30.9 million decrease in inventory reflecting our efforts to optimize inventory levels, sell-seasonality and our sell-through of year-end strategic buys for the holidays, partially offset by a $9.6 million decrease in accounts payable reflecting lower purchases made during the six months ended June 30, 2005 compared to the end of 2004 and our aggressive pursuit of vendor early-pay discounts, a $5.4 million increase in accounts receivable primarily due to increased open account sales, a $3.6 million decrease in accrued expenses and other current liabilities relating to the decreased accruals for freight costs, sales taxes and marketing expenditures and the $3.5 million of loss from continuing operations in the six months ended June 30, 2005.

Cash Flows from Investing Activities. Net cash used in investing activities from continuing operations was $2.0 million in the six months ended June 30, 2006, compared to $1.8 million in the six months ended June 30, 2005, related to capital expenditures in each period. The $2.0 million of capital expenditures in the six months ended June 30, 2006 was primarily related to the continued expansion of our Philippines office, as well as the creation of enhanced electronic tools for our account executives and sales support staff. The $1.8 million of capital expenditures in the six months ended June 30, 2005 was primarily related to the replacement and improvement of our servers and personal computers.

Cash Flows from Financing Activities. Net cash used in financing activities from continuing operations for the six months ended June 30, 2006 was $12.6 million, compared to $8.4 million in the six months ended June 30, 2005. The $12.6 million of net cash used in financing activities in the current six months ended June 30, 2006 was primarily related to $12.2 million of net payments of our outstanding balance on our line of credit and a $0.7 million decrease in book overdraft, which were both due to the timing of outstanding payments to vendors relative to the prior period. The $8.4 million of net cash used in financing activities in the six months ended June 30, 2005 was primarily related to the $13.7 million of net payments of our outstanding balance on our line of credit, partially offset by a $5.3 million increase in book overdraft.

Line of Credit and Note Payable. We maintain a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables. The credit facility has a maturity date of March 2008, bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.0% or 2.50%, depending on certain earning targets, and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At June 30, 2006, our effective weighted average interest rate was 7.81% and we had $41.3 million of net working capital advances outstanding under the line of credit. At June 30, 2006, we had $24.6 million available to borrow for working capital advances under the line of credit.

The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have a security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at June 30, 2006. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early-pay discounts.

In connection with and as a part of the line of credit, we entered into a term note, bearing interest at the prime rate with a LIBOR option, payable in equal monthly installments and maturing in September 2011. As of June 30, 2006, we had $2.5 million outstanding under the term note, payable as follows: $250,000 in the remainder of 2006; $500,000 annually in each of the years 2007 through 2010 and $250,000 thereafter.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements.

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

Our financial instruments include cash and cash equivalents and long-term debt. At June 30, 2006, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rate on our line of credit and note payable is tied to the prime rate or the LIBOR, at our discretion. At June 30, 2006, we had $41.3 million outstanding under our line of credit and $2.5 million outstanding under our note payable. As of June 30, 2006, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowing under our line of credit would be to increase annual interest expense by $0.4 million.

It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, we did not have significant overall currency exposure as of June 30, 2006.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Material pending legal proceedings to the business, to which we became or were a party during the quarter ended June 30, 2006 or subsequent thereto, but before the filing of this report, are summarized below:

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

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, Lenovo, Microsoft and Sony. For example, products manufactured by HP accounted for approximately 23.4% and 21.4% of our total net sales in the second quarter of 2006 and 2005 and 23.3% and 21.2% of our total net sales in the six months ended June 30, 2006 and 2005, and products manufactured by Apple accounted for approximately 16.3% and 20.0% of our total net sales in the second quarter of 2006 and 2005 and 17.1% and 19.9% of our total net sales in the six months ended June 30, 2006 and 2005. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results. In the near term, Apple’s transition to Intel processors could continue to negatively impact our consumer sales.

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

Substantially all of our agreements with vendors are terminable upon 30 days’ notice or less. For example, we are an authorized dealer for the full retail line of HP products, sales of which represented 23.4% and 23.3% of our total net sales in the second quarter and six month period ended June 30, 2006, and Apple products, sales of which represented 16.3% and 17.1% of our total net sales in the second quarter and six month period ended June 30, 2006, but HP and Apple can terminate our dealer agreements upon 30 days’ notice. Vendors that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other resellers or channels. Any termination, interruption or adverse modification of our relationship with a key vendor or a significant number of other vendors would likely adversely affect our operating income, cash flow and future prospects.

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

In the second quarter of 2006, we derived approximately 66% of our gross sales from products sold out of inventory at our distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our distribution facilities. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion (e.g., computer hardware, software and consumer electronics), and because our distribution facilities sometimes stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our gross margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from Apple, HP, Lenovo, and certain other vendors, but these rights vary by product line, are subject to specified conditions and limitations, and can be terminated or changed at any time.

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

A significant portion of our working capital requirements has historically been funded through borrowings under our credit facility, which functions as a working capital line of credit and bears interest at the prime rate, with a LIBOR option, plus a spread of 2.0% or 2.50% depending on certain earnings targets. In connection with and as part of the line of credit, we also entered into a term note, bearing interest at the prime rate with a LIBOR option. If the variable interest rates on our line of credit and term note increase, we could incur greater interest expense than we have in the past. Rising interest rates, and our increased interest expense that would result from them, could negatively impact our results of operations and financial condition.

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

We will continue to document and test our internal control procedures on an ongoing basis in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting and a report by an independent registered public accounting firm addressing such assessments if applicable. During the course of our testing, we may from time to time identify deficiencies which we may not be able to remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

PC MALL, INC. (Registrant)

Date: August 7, 2006	By:	/s/ Theodore R. Sanders
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