Form 10-Q
period 2006-09-30
PC MALL INC
filed 2006-11-06
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

As of November 2, 2006, the registrant had 12,224,495 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,872	$6,289
Accounts receivable, net of allowances of $4,818 and $4,774	116,718	102,981
Inventories, net	39,998	64,448
Prepaid expenses and other current assets	9,084	8,330
Deferred income taxes	3,597	3,597

Total current assets	176,269	185,645
Property and equipment, net	8,454	8,416
Deferred income taxes	7,338	8,821
Goodwill	3,473	1,405
Intangible assets, net	1,319	449
Other assets	491	506

Total assets	$197,344	$205,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,556	$64,728
Accrued expenses and other current liabilities	20,680	20,839
Deferred revenue	12,914	10,440
Line of credit	23,785	53,517
Note payable – current	500	500

Total current liabilities	137,435	150,024
Note payable	1,875	2,250

Total liabilities	139,310	152,274

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,518,695 and 12,015,641 shares issued; and 12,224,495 and 11,721,441 shares outstanding, respectively	13	12
Additional paid-in capital	86,062	83,533
Treasury stock, at cost: 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	562	274
Accumulated deficit	(27,588)	(29,836)

Total stockholders’ equity	58,034	52,968

Total liabilities and stockholders’ equity	$197,344	$205,242

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$242,171	$244,039	$710,512	$735,583
Cost of goods sold	210,615	214,546	620,533	650,739

Gross profit	31,556	29,493	89,979	84,844
Selling, general and administrative expenses	27,480	28,169	83,339	87,897

Operating profit (loss)	4,076	1,324	6,640	(3,053)
Interest expense, net	912	739	2,912	2,067

Income (loss) from continuing operations before income taxes	3,164	585	3,728	(5,120)
Income tax expense (benefit)	1,256	356	1,480	(1,811)

Income (loss) from continuing operations	1,908	229	2,248	(3,309)
Loss from discontinued operation, net of taxes	—	—	—	(1,781)

Net income (loss)	$1,908	$229	$2,248	$(5,090)

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.16	$0.02	$0.19	$(0.29)
Loss from discontinued operation, net of taxes	—	—	—	(0.15)

Net income (loss)	$0.16	$0.02	$0.19	$(0.44)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$0.02	$0.18	$(0.29)
Loss from discontinued operation, net of taxes	—	—	—	(0.15)

Net income (loss)	$0.15	$0.02	$0.18	$(0.44)

Weighted average number of common shares outstanding:
Basic	12,214	11,702	11,978	11,630
Diluted	12,927	12,403	12,842	11,630

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Outstanding	Amount
Balance at December 31, 2005	11,721	$12	$83,533	$(1,015)	$274	$(29,836)	$52,968
Stock option exercises	503	1	544	—	—		545
Stock-based compensation expense	—	—	1,171	—	—	—	1,171
Vested stock option and warrant issued to non-employees	—	—	814	—	—	—	814

Subtotal	—	—	—	—	—	—	55,498

Net income	—	—	—	—	—	2,248	2,248
Translation adjustments	—	—	—	—	288	—	288

Comprehensive income	—	—	—	—	—	—	2,536

Balance at September 30, 2006	12,224	$13	$86,062	$(1,015)	$562	$(27,588)	$58,034

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
		(Revised)
Cash Flows From Operating Activities
Net income (loss)	$2,248	$(5,090)
Loss from discontinued operations, net of taxes	—	1,781

Income (loss) from continuing operations	2,248	(3,309)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,071	3,032
Provision (benefit) for deferred income taxes	1,480	(2,113)
Tax benefit related to stock option exercises	—	302
Non-cash stock-based compensation	1,171	85
Gain on sale of fixed assets	—	(26)
Change in operating assets and liabilities:
Accounts receivable	(13,737)	(4,798)
Inventories	24,450	27,541
Prepaid expenses and other current assets	(754)	(2,059)
Other assets	14	(128)
Accounts payable	12,169	(1,858)
Accrued expenses and other current liabilities	655	(2,009)
Deferred revenue	2,474	(288)

Total adjustments	30,993	17,681

Net cash provided by operating activities	33,241	14,372

Cash Flows From Investing Activities
Purchases of property and equipment	(2,687)	(2,547)
Acquisition of GMRI’s products business	(3,359)	—
Proceeds from sale of property and equipment	—	93

Net cash used in investing activities	(6,046)	(2,454)

Cash Flows From Financing Activities
Repayments under note payable	(375)	(375)
Net payments under line of credit	(29,732)	(11,852)
Change in book overdraft	2,659	(935)
Proceeds from stock issued under stock option plans	545	324

Net cash used in financing activities	(26,903)	(12,838)

Effect of foreign currency on cash flow	291	132

Net cash provided by (used in) continuing operations	583	(788)
Cash Flows From Discontinued Operation (Revised – See Note 1)
Net cash flow from operating activities	—	(5,937)
Net cash flow from investing activities	—	5,937
Net cash flow from financing activities	—	—

Net cash flows from discontinued operation	—	—

Net increase (decrease) in cash and cash equivalents	583	(788)
Cash and cash equivalents at beginning of the period	6,289	6,473

Cash and cash equivalents at end of the period	$6,872	$5,685

Supplemental Cash Flow Information
Interest paid	$2,472	$2,068
Income taxes paid	99	135

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripherals, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall and PC Mall Gov brands, our websites pcmall.com, macmall.com, pcmallgov.com, wareforce.com and onsale.com, and other promotional materials.

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc. (“eCOST.com”) when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for the prior periods presented herein. Our remaining reportable segments are Core business and OnSale.com, which are more fully discussed in Note 10. See Note 3 below for more information on the discontinued operation of eCOST.com.

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 and amended on May 1, 2006, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 filed with the SEC on May 11, 2006 and August 8, 2006, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC.

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

Prior to adopting SFAS 123R, we accounted for share-based compensation awards using the intrinsic value method as prescribed by APB 25. As required by SFAS 148, the following table presents the effect on “Income (loss) from continuing operations” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the period presented (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Income (loss) from continuing operations (as reported)	$229	$(3,309)
Less stock compensation expense, net of taxes, determined under the fair value based method	(325)	(1,463)
Add stock compensation expense, net of taxes, included in reported loss from continuing operations	—	—

Loss from continuing operations (pro forma)	$(96)	$(4,772)

Basic and diluted earnings (loss) from continuing operations per common share:
Basic – as reported	$0.02	$(0.29)
Basic – pro forma	(0.01)	(0.41)
Diluted – as reported	$0.02	$(0.29)
Diluted – pro forma	(0.01)	(0.41)

The following table presents the effect on “Net income (loss)” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) (as reported)	$229	$(5,090)
Less stock compensation expense, net of taxes, determined under the fair value based method	(325)	(1,768)
Add stock compensation expense, net of taxes, included in reported net loss	—	93

Net loss (pro forma)	$(96)	$(6,765)

Basic and diluted earnings (loss) per common share:
Basic – as reported	$0.02	$(0.44)
Basic – pro forma	(0.01)	(0.58)
Diluted – as reported	$0.02	$(0.44)
Diluted – pro forma	(0.01)	(0.58)

The fair value of each stock option grant, presented above in the pro forma stock compensation expense, has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Risk free interest rate	4.05%	3.84%
Expected volatility	70%	102%
Expected term	6 years	5 years
Expected dividend yield	None	None
Weighted average grant-date fair value	$3.24	$4.09

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

Stock Option Issued to Non-employee

In October 2004, we issued options to purchase 45,000 shares of our common stock under our 1994 Plan to an investor and public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the options was reduced to $6.12 and the consultant received options to purchase 54,319 shares of eCOST.com common stock in the transaction. Of the original grant of options to purchase 45,000 shares, an aggregate of 7,500 shares of the options vested on the date of the grant, and the remaining shares vested quarterly over a one-year period from the date of grant. We valued the options at fair value based on a Black-Scholes fair value calculation. The options were valued at the date of grant and were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option. The options became fully vested in October 2005. We recorded a cumulative compensation expense of $0.4 million, of which less than $0.1 million related to the three and nine months ended September 30, 2005. The options were still outstanding at September 30, 2006.

Other Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which establishes a dual approach that requires the quantification of financial statement errors on a single quantification framework to be used by all public companies. Under SAB 108, financial statement errors will be quantified based on the effects of the error on each of a company’s financial statements and the related disclosures. This dual approach requires that errors be quantified under both the iron-curtain method, which focuses primarily on the effect of correcting the period-end balance sheet, and the roll-over method, which focuses primarily on the impact of an error on the income statement. SAB 108 is effective for fiscal years ending after November 15, 2006. We believe that the adoption of SAB 108 will not have a significant impact on our consolidated results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a significant impact on our consolidated results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We believe that the adoption of FIN 48 will not have a significant impact on our consolidated results of operations or financial position.

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

The financial results of eCOST.com, which were historically reported as an operating segment, have been excluded from our results from continuing operations for all prior periods and have been presented as a discontinued operation. eCOST.com’s revenues, and operating and non-operating results for the nine months ended September 30, 2005 are reflected in a single line item entitled “Loss from discontinued operation, net of taxes” on our Consolidated Statements of Operations as follows (in thousands):

Nine Months Ended September 30, 2005
Net sales	$59,781

Loss before income taxes	$(3,252)
Income tax benefit	(1,005)
Minority interest	466

Loss from discontinued operation, net of taxes	$(1,781)

4.	Stock-Based Compensation

Stock-Based Benefit Plans

1994 Stock Incentive Plan

In November 1994, our Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “1994 Plan”), as amended in May 2000 and June 2002 and approved by our Board of Directors and stockholders, which provides for the grant of equity awards such as stock options, restricted stock or restricted stock units to our employees, officers, directors and consultants. Under the 1994 Plan, we may grant options (“Incentive Stock Options”) within the meaning of Section 422A of the Internal Revenue Code, or options not intended to qualify as Incentive Stock Options (“Nonstatutory Stock Options”). All options generally vest over three to five years, expire ten years from the grant date, are granted at exercise prices equal to the market price of our stock at grant date and are nontransferable other than by will or by the laws of descent and distribution. As of September 30, 2006, a total of 1,490,087 shares of authorized and unissued shares were available for future grants. All options granted through September 30, 2006 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.

For more information on our 1994 Plan, refer to Note 10 of the Notes to the Consolidated Financial Statements included in Item 8, Part II of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

1995 Director Stock Option Plan

We adopted the Directors’ Non-Qualified Stock Option Plan (the “Director Plan”) in 1995. However, in May 2000, our Board of Directors and stockholders voted to terminate the Director Plan such that no further grants would be made thereunder, and further provided that non-employee directors are persons eligible to receive future options and other stock-based awards under the 1994 Plan, as discussed above. As of September 30, 2006, there were 5,000 options outstanding under the Director Plan.

Impact of the Adoption of SFAS 123R

On January 1, 2006, we adopted SFAS 123R using the modified prospective application method. SFAS 123R requires that we measure compensation cost for all unvested stock-based payment awards outstanding as of December 31, 2005 and new stock-based payment awards granted to employees and non-employee directors subsequent to the adoption of SFAS 123R based on estimated fair values as determined on their grant dates, adjusted for estimated forfeitures, and recognize compensation expense over the requisite service period (the vesting period). For the three and nine months ended September 30, 2006, we recognized stock-based compensation expense of $0.4 million and $1.2 million in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, using the straight-line attribution method, and a related deferred income tax benefit of $0.1 million and $0.5 million. Results for prior periods have not been restated pursuant to the modified prospective application method of SFAS 123R.

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

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the nine months ended September 30, 2006 pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding the expected term for options granted during the nine months ended September 30, 2006, we applied the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. We computed our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options, which we determined to be six years. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. In the first quarter of 2006, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used for the current period:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Risk free interest rate	—	4.75%
Expected volatility	—	95%
Expected term	—	6 years
Expected dividend yield	—	None

No stock options were awarded during the three months ended September 30, 2006.

Stock-Based Payment Award Activity

The following table summarizes our stock option activity during the nine months ended September 30, 2006, and stock options outstanding and exercisable at September 30, 2006 for the above plans:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,627,608	$3.27
Granted	46,000	5.98
Exercised	(503,054)	1.08
Forfeited	(75,160)	5.01
Expired/cancelled	(13,143)	3.05

Outstanding at September 30, 2006	2,082,251	$3.79	6.69	$7,118

Exercisable at September 30, 2006	1,475,225	$3.23	6.02	$5,853

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the closing price of our common stock on September 30, 2006, which was $7.19.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of options granted during the period	$—	$3.24	$4.70	$4.09
Total intrinsic value of options exercised during the period (in thousands)	77	121	2,620	782
Total fair value of shares vested during the period (in thousands)	375	852	1,127	2,316

As of September 30, 2006, there was $1.7 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize this cost over a weighted average period of 1.9 years.

5.	Acquisition

On September 7, 2006, PC Mall Gov, Inc. (“PC Mall Gov”), our wholly-owned subsidiary, acquired the products business from Government Micro Resources, Inc. (“GMRI”) for approximately $3.4 million in cash, including transaction costs. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items. We are currently reviewing whether certain contingent liabilities existed at the time of the acquisition. We estimate that such contingent liabilities, if any, could result in an increase to the purchase price by approximately $0.1 million to $0.8 million and could increase the amount allocated to goodwill.

Based on a preliminary purchase price allocation, which is subject to further review, we recorded $2.1 million of goodwill at the Core business segment and $1.3 million of intangible assets and furniture and equipment based on estimated fair values at the date of acquisition as follows (in thousands):

As of September 7, 2006
Goodwill	$2,068

Intangible assets:
Product backlog	582
Maintenance contracts	167
Tradenames	240
Software licenses	218
Non-compete agreements	20

Total intangible assets	1,227

Furniture and equipment	64

Total assets acquired	$3,359

We recorded approximately $0.2 million of amortization expense during the three months ended September 30, 2006 related to the estimated $1.3 million of intangible assets and furniture and equipment acquired in the GMRI transaction. For additional information on intangible assets and goodwill, see Note 6.

Beginning with September 8, 2006, the results of the acquired products business of GMRI have been included in our Core business segment results.

6.	Goodwill and Intangible Assets

Goodwill

As of September 30, 2006 and December 31, 2005, the carrying amounts for goodwill, recorded at the Core business segment, were $3.5 million and $1.4 million.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted Average Estimated Useful Lives (years)	September 30, 2006			December 31, 2005
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patent, trademark & URLs	7	$922	$485	$437	$682	$453	$229
Customer relationship	5	555	472	83	555	388	167
Product backlog	Various(1)	582	180	402	—	—	—
Software licenses	3	218	6	212	—	—	—
Maintenance contracts	Various(1)	167	38	129	—	—	—
Non-compete agreements	5	118	74	44	98	61	37
Other	5	35	23	12	35	19	16

Total intangible assets		$2,597	$1,278	$1,319	$1,370	$921	$449

(1)	Amortization of these intangible assets, which relate to customer orders, are based on actual shipments of goods or performance of service.

Amortization expense for intangible assets was $0.3 million and $0.4 million for the three month and nine month periods ended September 30, 2006 and $0.1 million and $0.2 million for the three month and nine month periods ended September 30, 2005.

Estimated amortization expense for intangible assets, excluding intangible assets based on customer orders, in each of the next five years and thereafter is as follows: $0.1 million in the remainder of 2006; $0.2 million in 2007; $0.2 million in 2008; $0.1 million in 2009; $0.1 million in 2010; and $0.1 million thereafter.

7.	Line of Credit

We maintain a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables. The credit facility has a maturity date of March 2008, bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.0% or 2.50%, depending on certain earning targets, and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At September 30, 2006, our effective weighted average interest rate was 7.90% and we had $23.8 million of net working capital advances outstanding under the line of credit. At September 30, 2006, we had $27.9 million available to borrow for working capital advances under the line of credit.

The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have a security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at September 30, 2006.

In connection with and as a part of the line of credit, we entered into a term note, bearing interest at the prime rate with a LIBOR option, payable in equal monthly installments and maturing in September 2011. As of September 30, 2006, we had $2.375 million outstanding under the term note, payable as follows: $125,000 in the remainder of 2006; $500,000 annually in each of the years 2007 through 2010 and $250,000 thereafter.

The carrying amount of our line of credit borrowings and notes payable approximates their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

8.	Earnings (Loss) Per Share

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

Potential common shares of approximately 576,000 and 665,000 for the three months ended September 30, 2006 and 2005 and approximately 1,080,000 and 1,258,000 for the nine months ended September 30, 2006 and 2005 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income (Loss)	Shares	Per Share Amounts
Three Months Ended September 30, 2006:
Basic EPS
Income from continuing operations	$1,908	12,214	$0.16

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	713

Diluted EPS
Adjusted income from continuing operations	$1,908	12,927	$0.15

Three Months Ended September 30, 2005:
Basic EPS
Income from continuing operations	$229	11,702	$0.02

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	701

Diluted EPS
Adjusted income from continuing operations	$229	12,403	$0.02

Nine Months Ended September 30, 2006:
Basic EPS
Income from continuing operations	$2,248	11,978	$0.19

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	864

Diluted EPS
Adjusted income from continuing operations	$2,248	12,842	$0.18

Nine Months Ended September 30, 2005:
Basic EPS
Loss from continuing operations	$(3,309)	11,630	$(0.29)

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted loss from continuing operations	$(3,309)	11,630	$(0.29)

9.	Comprehensive Income (Loss)

Our total comprehensive income (loss) was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$1,908	$229	$2,248	$(5,090)
Other comprehensive income:
Foreign currency translation adjustments	54	271	288	132

Total comprehensive income (loss)	$1,962	$500	$2,536	$(4,958)

10.	Segment Information

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

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

Three Months Ended September 30, 2006	Core business	OnSale.com	Consolidated
Net sales	$239,889	$2,282	$242,171
Gross profit	31,183	373	31,556
Operating profit (loss)	4,350	(274)	4,076

Three Months Ended September 30, 2005
Net sales	$242,928	$1,111	$244,039
Gross profit	29,370	123	29,493
Operating profit (loss)	1,869	(545)	1,324

Nine Months Ended September 30, 2006
Net sales	$700,396	$10,116	$710,512
Gross profit	88,670	1,309	89,979
Operating profit (loss)	7,754	(1,114)	6,640

Nine Months Ended September 30, 2005
Net sales	$732,282	$3,301	$735,583
Gross profit	84,610	234	84,844
Operating loss	(1,391)	(1,662)	(3,053)

As of September 30, 2006 and December 31, 2005, we had total consolidated assets of $197.3 million and $205.2 million. Our management does not have available to them and does not use assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

11.	Related-Party Transactions

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

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, our wholly-owned subsidiary, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”), entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. As of September 30, 2006, we had a net receivable of $0.2 million from eCOST.com included in our “Accounts receivable, net” in our Consolidated Balance Sheets.

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

12.	Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.1 million and $1.0 million in each of the three month periods ended September 30, 2006 and 2005 and $3.2 million and $2.9 million in each of the nine month periods ended September 30, 2006 and 2005. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, on March 31, 2006 and amended on May 1, 2006, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 filed with the SEC on May 11, 2006 and August 8, 2006, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

BUSINESS OVERVIEW

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripherals, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, and PC Mall Gov brands, our websites pcmall.com, macmall.com, pcmallgov.com, wareforce.com and onsale.com, and other promotional materials.

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

A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented 23.3% and 18.5% of our total net sales in the three months ended September 30, 2006 and 2005 and 19.2% and 19.4% of our total net sales in the nine months ended September 30, 2006 and 2005. Products manufactured by HP represented 20.0% and 22.4% of our total net sales in the three months ended September 30, 2006 and 2005 and 22.2% and 21.6% of our total net sales in the nine months ended September 30, 2006 and 2005.

STRATEGIC DEVELOPMENTS

On September 7, 2006, PC Mall Gov, Inc., or PC Mall Gov, our wholly-owned subsidiary, acquired the products business of Government Micro Resources, Inc., or GMRI, for approximately $3.4 million in cash, including transaction costs. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items. We are currently reviewing whether certain contingent liabilities existed at the time of the acquisition. We estimate that such contingent liabilities, if any, could result in an increase to the purchase price by approximately $0.1 million to $0.8 million and could increase the amount allocated to goodwill.

Based on a preliminary purchase price allocation, we recorded $2.1 million of goodwill at the Core business segment and $1.3 million of intangible assets and furniture and equipment based on estimated fair values at the date of acquisition. These allocations are subject to further review. Any material adjustment to these allocations could have a material adverse effect on our results of operations in the future.

Beginning with September 8, 2006, the results of the acquired products business of GMRI have been included in the public sector results of the Core business segment.

During the third quarter of 2005, we opened an office in the Philippines, in order to reduce certain of our administrative, back-office and call-center labor costs over time. The opening of the Philippines office has also allowed us to devote additional resources towards enhancing our marketing content on the Internet, and other customer acquisition and retention activities, in an effort to increase sales in a cost-effective manner.

OTHER ITEMS AFFECTING RESULTS OF OPERATIONS

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc., or eCOST.com, when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for the prior periods presented herein.

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

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, our wholly-owned subsidiary, AF Services, LLC (formerly AF Services, Inc.), or AF Services, entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. During the period from April 12, 2005 (subsequent to the completion of the eCOST.com spin-off) and the termination of these agreements, we had net sales to eCOST.com of $31.6 million, of which $10.6 million and $30.2 million related to the three and nine months ended September 30, 2005. We do not expect to make significant product sales to eCOST.com in the future.

In September 2004, in connection with the initial public offering of eCOST.com, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. The Administrative Services Agreement, under which we provided certain transitional administrative services to eCOST.com, terminated on September 1, 2005 in accordance with the terms of the agreement. We continued to provide certain information technology services to eCOST.com under the Information Technology Systems Usage and Services Agreement. On March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement. Accordingly, this agreement terminated on June 30, 2006. For a more detailed discussion of the Master Separation and Distribution Agreement and certain other agreements providing for the separation and distribution, you can refer to the information under the heading “Certain Relationships and Related Transactions” in Part III, Item 13 of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 1, 2006 and to Note 11 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Stock-Based Compensation. On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, using the modified prospective transition method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, as we formerly did, and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock option grants subsequent to December 31, 2005 and unvested stock options outstanding as of January 1, 2006.

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

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition,” or SAB 101. While the wording of SAB 104 has revised the original SAB 101, “Revenue Recognition”, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Certain software products and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SAB 104 and Emerging Issues Task Force, or EITF, Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

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

As we circulate catalogs throughout the year, we receive market development funds and other vendor consideration from vendors included in each catalog. These funds are deferred and recognized based on sales generated over the life of the catalog. We also receive other non-catalog related vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebate programs and other programs to support our marketing of their products. Most of our vendor consideration is recorded as an offset to cost of sales in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” or EITF 02-16, since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$242,171	$244,039	$710,512	$735,583
Cost of goods sold	210,615	214,546	620,533	650,739

Gross profit	31,556	29,493	89,979	84,844
Selling, general and administrative expenses	27,480	28,169	83,339	87,897

Operating profit (loss)	4,076	1,324	6,640	(3,053)
Interest expense, net	912	739	2,912	2,067

Income (loss) from continuing operations before income taxes	3,164	585	3,728	(5,120)
Income tax expense (benefit)	1,256	356	1,480	(1,811)

Income (loss) from continuing operations	1,908	229	2,248	(3,309)
Loss from discontinued operation, net of taxes	—	—	—	(1,781)

Net income (loss)	$1,908	$229	$2,248	$(5,090)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.0	87.9	87.3	88.5

Gross profit	13.0	12.1	12.7	11.5
Selling, general and administrative expenses	11.3	11.5	11.8	11.9

Operating profit (loss)	1.7	0.6	0.9	(0.4)
Interest expense, net	0.4	0.3	0.4	0.3

Income (loss) from continuing operations before income taxes	1.3	0.3	0.5	(0.7)
Income tax expense (benefit)	0.5	0.2	0.2	(0.3)

Income (loss) from continuing operations	0.8	0.1	0.3	(0.4)
Loss from discontinued operation, net of taxes	—	—	—	(0.3)

Net income (loss)	0.8%	0.1%	0.3%	(0.7)%

Selected Other Operating Data (in thousands, except sales percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Number of catalogs distributed	3,231	5,266	15,693	18,317
Commercial and public sector sales percentage (1)	80.3%	77.8%	78.8%	75.5%
Consumer sales percentage (includes OnSale.com) (1)	19.7%	22.2%	21.2%	24.5%
Commercial and public sector account executives (at end of period)	606	565	606	565

(1)	Excluded from the calculation of the sales percentages as presented herein are $10.6 million and $30.2 of net sales to eCOST.com for the three months and nine months ended September 30, 2005, which sales we discuss in detail below.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,		Change
	2006	2005	$	%
Core business	$239,889	$242,928	$(3,039)	(1.3)%
OnSale.com	2,282	1,111	1,171	NMF (1)

Total net sales	$242,171	$244,039	$(1,868)	(0.8)%

(1)	Not meaningful.

Total net sales for the third quarter of 2006 decreased by $1.9 million, or 0.8%, compared to total net sales for the third quarter of 2005. This decrease was primarily attributable to the $3.0 million decrease in Core business net sales, partially offset by the $1.2 million increase in OnSale.com net sales.

Core business net sales for the third quarter of 2006 decreased by $3.0 million, or 1.3%, compared to the third quarter of 2005. Core business net sales in the third quarter of 2005 included $10.6 million of net sales to eCOST.com under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005, as discussed above. These sales were generally made to eCOST.com at our cost during the post-spin transition period. Each of these agreements terminated in the third quarter of 2005. Accordingly, no sales were made to eCOST.com during the third quarter of 2006. Without the effect of the net sales to eCOST.com in the third quarter of 2005, Core business net sales increased in the third quarter of 2006 by $7.5 million, or 3.2%, compared to the third quarter of 2005.

We are presenting certain consolidated non-GAAP financial measures, which exclude the sales to eCOST.com, discussed above. We believe the exclusion of such sales from the prior year results allows a more meaningful comparison of our financial results to both management and investors that is indicative of our consolidated operating results across reporting periods because such sales resulted solely as a result of our transition of eCOST.com, and are not expected to reoccur.

In addition, consumer net sales in the third quarter of 2006 decreased by $5.2 million, or 10.3%, to $45.3 million compared to the third quarter of 2005. This 10.3% decrease is an improvement from the 20.5% and 20.7% decreases experienced in the first and second quarters of 2006 compared to the same periods in 2005. This improvement resulted in part from a reduced negative impact on our consumer net sales of Apple’s transition to Intel processors, which was completed in August 2006.

During the third quarter of 2006, our consumer net sales continued to be negatively impacted by competition from direct Apple sales and a 33% reduction of advertising expenditures supporting the consumer market. We continued to reduce our consumer advertising expenditures in an attempt to optimize the return on such expenditures. We expect to periodically adjust such advertising expenditures in the future, and the amount of our advertising expenditures could affect our consumer sales.

The decrease in Core business net sales was offset in part by a growth in commercial net sales of $11.8 million, or 7.6%, to $167.4 million in the third quarter of 2006 compared to the third quarter of 2005. Commercial net sales increased primarily as a result of sales to a single customer which purchased approximately $13.6 million of products during the third quarter of 2006. However, commercial net sales in the third quarter of 2006 were negatively impacted by the effect of one less shipping day in the quarter compared to the third quarter of 2005.

Public sector net sales increased by $1.1 million, or 4.1%, to $27.1 million in the third quarter of 2006 compared to the third quarter of 2005, primarily due to the $7.6 million of net sales resulting from the products business acquired from GMRI on September 7, 2006, partially offset by a $6.5 million decrease in net sales due to competitive pricing pressures in the marketplace continuing from the second half of 2005 and softness in sales under existing contracts.

OnSale.com net sales for the third quarter of 2006 were $2.3 million, an increase of $1.2 million compared to the third quarter of 2005, resulting primarily from our increased marketing efforts to promote the OnSale.com brand beginning in the latter part of the third quarter of 2005. We expect OnSale.com’s net sales to decrease in the fourth quarter as compared to the fourth quarter of 2005 due to decreases in planned advertising expense as compared to the fourth quarter of 2005 in an effort to optimize its operating results.

Total sales of products manufactured by Apple and HP represented 23.3% and 20.0% of total net sales for the third quarter of 2006 compared to 18.5% and 22.4% of total net sales for the third quarter of 2005.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,
	2006		2005		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
Core business	$31,183	13.0%	$29,370	12.1%	$1,813	0.9%
OnSale.com	373	16.3%	123	11.1%	250	5.2%

Total gross profit and gross profit margin	$31,556	13.0%	$29,493	12.1%	$2,063	0.9%

Total gross profit for the third quarter of 2006 increased by $2.1 million, or 7.0%, compared to the total gross profit for the third quarter of 2005. Total gross profit margin for the third quarter of 2006 increased by 0.9% compared to the third quarter of 2005. The increase in total gross profit and gross profit margin in the third quarter of 2006 compared to the same period last year resulted primarily from the $1.8 million increase in Core business gross profit and 0.9% increase in Core business gross profit margin.

The increase in Core business gross profit of $1.8 million for the third quarter of 2006 compared to the third quarter of 2005 was primarily the result the acquisition of the products business from GMRI discussed above, as well as increased consideration received from vendors during the quarter. The increase in Core business gross profit margin of 0.9% in the third quarter of 2006 compared to the same period in the prior year was primarily due to a 66 basis point increase in vendor consideration and a 52 basis point increase related to the sales in the prior year to eCOST.com generally at our cost.

In the fourth quarter of 2006, we, together with other channel resellers, were notified that a vendor consideration program which contributed approximately $2.8 million and $4.1 million during the three and nine months ended September 30, 2006 will be significantly reduced beginning in the fourth quarter of 2006. Our goal is to offset as much of this decrease as possible via a combination of the elimination of advertising and administrative costs associated with the program and increases in other vendor consideration. We expect our gross profit margin to decline from the third quarter of 2006 as a result of decreased vendor consideration as a percent of net sales. Vendor programs are periodically discontinued and new programs are created, requiring us to modify our efforts accordingly. Factors which may cause our gross profit and gross profit margin to vary in future periods include the continuation of key vendor support programs (including price protections, rebates, return policies and other consideration), our product or customer mix, product acquisition and shipping costs, competition and other factors.

Gross profit for OnSale.com for the third quarter of 2006 was $0.4 million, an increase of $0.3 million compared to the third quarter of 2005, primarily due to an increase in its net sales and an increase in its vendor consideration of $0.2 million. OnSale.com’s gross profit margin for the third quarter of 2006 increased to 16.3% compared to 11.1% in the third quarter of 2005, primarily due to significant vendor consideration received as a percentage of OnSale.com’s net sales. We expect OnSale.com’s vendor consideration as a percentage of net sales to decline going forward.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative, or SG&A, expenses, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,
	2006		2005		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$26,833	11.2%	$27,501	11.3%	$(668)	(2.4)%	(0.1)%
OnSale.com	647	28.4%	668	60.1%	(21)	(3.1)%	(31.7)%

Total SG&A expenses	$27,480	11.3%	$28,169	11.5%	$(689)	(2.4)%	(0.2)%

Total SG&A expenses decreased by $0.7 million, or 2.4%, in the third quarter of 2006 compared with the third quarter of 2005. SG&A expenses in the third quarter of 2006 include $0.6 million of SG&A expenses of the acquired products business of GMRI. As a percent of net sales, total SG&A expenses decreased to 11.3% in the third quarter of 2006 from 11.5% in the third quarter of 2005. The decrease in total SG&A expenses was primarily due to the $0.7 million decrease in Core business SG&A expenses.

Core business personnel costs (excluding non-cash stock-based compensation expense) declined $0.9 million principally due to continued labor cost savings. In addition, core business advertising costs declined $1.2 million as a result of our efforts to optimize the return on our advertising expenditures. These declines in Core business SG&A were partially offset by the $0.6 million of SG&A expenses related to GMRI discussed above, $0.4 million of non-cash stock-based compensation expense in the third quarter of 2006 resulting from our prospective adoption of SFAS 123R on January 1, 2006 and an increase of $0.3 million of facility costs.

As a percent of net sales, SG&A expenses for Core business decreased to 11.2% in the third quarter of 2006 compared with 11.3% in the third quarter of the prior year. Excluding net sales to eCOST.com of $10.6 million as discussed above in the three months ended September 30, 2005, SG&A expenses as a percent of net sales for Core business decreased by 0.6% to 11.2% in the third quarter of 2006 compared with non-GAAP SG&A expenses as a percent of net sales of 11.8% in the third quarter of the prior year. The non-GAAP 0.6% decrease in Core business SG&A expenses as a percent of net sales was primarily due to a 58 basis point decline in personnel costs and a 53 basis point decline in advertising expenditures as a percent of net sales, partially offset by the 15 basis point increase in SG&A expenses as a percent of net sales related to the non-cash stock-based compensation expense recognized in the third quarter of 2006. The $10.6 million of net sales to eCOST.com had a negative impact of 52 basis points on SG&A as a percent of net sales in the third quarter of 2006 compared to the third quarter of 2005.

OnSale.com SG&A expenses were $0.6 million in each of the third quarters of 2006 and 2005. OnSale.com’s advertising expenditures increased by $0.3 million during the third quarter of 2006 compared to the third quarter of 2005 related to our increased marketing efforts to promote the OnSale.com brand. This increase in advertising expenditures was offset by a $0.2 million decrease in personnel costs. OnSale.com SG&A expenses as a percent of net sales declined to 28.4% in the third quarter of 2006 compared to 60.1% in the third quarter of 2005, primarily as a result of increased sales.

Net Interest Expense. Total net interest expense for the third quarter of 2006 increased to $0.9 million compared with $0.7 million in the third quarter of 2005. The increased interest expense resulted from higher interest rates during the third quarter of 2006 compared to the third quarter of 2005, offset in part by decreased average daily borrowings. If interest rates continue to rise in the future, we would expect interest expense on our borrowings to increase.

Income Tax Expense. We recorded an income tax expense of approximately $1.3 million in the third quarter of 2006 compared to an income tax expense of $0.4 million in the third quarter of 2005. Our effective tax rates for the quarters ended September 30, 2006 and 2005 were approximately 40% and 61%. The increase in income tax expense for the third quarter of 2006 compared to the third quarter of 2005 was due to the increase in income from continuing operations before income taxes.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2006	2005	$	%
Core business	$700,396	$732,282	$(31,886)	(4.4)%
OnSale.com	10,116	3,301	6,815	NMF

Total net sales	$710,512	$735,583	$(25,071)	(3.4)%

Total net sales for the nine months ended September 30, 2006 decreased by $25.1 million, or 3.4%, compared to same period of 2005. This decrease was primarily attributable to the $31.9 million decrease in Core business net sales, partially offset by the $6.8 million increase in OnSale.com net sales.

Core business net sales for the nine months ended September 30, 2006 decreased by $31.9 million, or 4.4%, compared to the nine months ended September 30, 2005. Core business net sales for the nine months ended September 30, 2005 included $30.2 million of net sales to eCOST.com under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005, as discussed above. These sales were generally made to eCOST.com at our cost during the post-spin transition period. Each of these agreements terminated in the third quarter of 2005. Accordingly, no sales were made to eCOST.com during the nine months ended September 30, 2006. Without the effect of the net sales to eCOST.com for the nine months ended September 30, 2006, Core business net sales decreased by $1.7 million, or 0.2%, in the nine months ended September 30, 2006 compared to the same period in 2005.

We are presenting certain consolidated non-GAAP financial measures, which exclude the sales to eCOST.com, discussed above. We believe the exclusion of such sales from the prior year results allows a more meaningful comparison of our financial results to both management and investors that is indicative of our consolidated operating results across reporting periods because such sales resulted solely as a result of our transition of eCOST.com, and are not expected to reoccur.

In addition, consumer net sales for the nine months ended September 30, 2006 decreased by $29.7 million, or 17.6%, to $139.6 million compared to the nine months ended September 30, 2005. During the nine months ended September 30, 2006, advertising expenditures supporting the consumer market decreased 18%. We continued to reduce our consumer advertising expenditures in an attempt to optimize the return on such expenditures. We expect to periodically adjust such advertising expenditures in the future, and the amount of our advertising expenditures could affect our consumer sales. Further, we continued to be negatively impacted by competition from direct Apple sales.

We believe our consumer net sales during the third quarter of 2006 were less impacted by Apple’s transition to Intel processors than during the previous two quarters of 2006. Apple completed its transition to Intel processors in August 2006.

Public sector net sales decreased by $4.1 million, or 6.4%, to $59.4 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to the competitive pricing pressures in the marketplace continuing from the second half of 2005 and softness in sales under existing contracts, partially offset by an increase in net sales of $7.6 million resulting from the products business acquired from GMRI on September 7, 2006.

The decreases in Core business net sales were offset in part by a growth in commercial net sales of $31.7 million, or 6.8%, to $500.7 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The commercial net sales increase includes sales to a single customer which purchased approximately $13.6 million of products during the third quarter of 2006.

OnSale.com net sales for the nine months ended September 30, 2006 were $10.1 million, an increase of $6.8 million compared to the nine months ended September 30, 2005, resulting primarily from our increased marketing efforts to promote the OnSale.com brand beginning in the latter part of the third quarter of 2005.

Total sales of products manufactured by HP and Apple represented 22.2% and 19.2% of total net sales for the nine months ended September 30, 2006 compared to 21.6% and 19.4% of total net sales for the nine months ended September 30, 2005.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,				Change
	2006		2005
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
Core business	$88,670	12.7%	$84,610	11.6%	$4,060	1.1%
OnSale.com	1,309	12.9%	234	7.1%	1,075	5.8%

Total gross profit and gross profit margin	$89,979	12.7%	$84,844	11.5%	$5,135	1.2%

Total gross profit for the nine months ended September 30, 2006 increased by $5.1 million, or 6.1%, compared to total gross profit for the nine months ended September 30, 2005. Total gross profit margin for the nine months ended September 30, 2006 increased by 1.2% compared to the nine months ended September 30, 2005. The increase in total gross profit and total gross profit margin in the nine months ended September 30, 2006 compared to the same period last year resulted primarily from the $4.1 million increase in Core business gross profit and 1.1% increase in Core business gross profit margin.

The increase in Core business gross profit of $4.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily the result the acquisition of the products business from GMRI discussed above, as well as increased consideration received from vendors during the current period. The increase in Core business gross profit margin of 1.1% in the nine months ended September 30, 2006 compared to the same period in the prior year was primarily due to a 61 basis point increase in vendor consideration and a 48 basis point increase related to the sales in the prior year to eCOST.com generally at our cost.

In the fourth quarter of 2006, we, together with other channel resellers, were notified that a vendor consideration program which contributed approximately $2.8 million and $4.1 million during the three and nine months ended September 30, 2006 will be significantly reduced beginning in the fourth quarter of 2006. Our goal is to offset as much of this decrease as possible via a combination of the elimination of advertising and administrative costs associated with the program and increases in other vendor consideration. We expect our gross profit margin to decline from the third quarter of 2006 as a result of decreased vendor consideration as a percent of net sales. Vendor programs are periodically discontinued and new programs are created, requiring us to modify our efforts accordingly. Factors which may cause our gross profit and gross profit margin to vary in future periods include the continuation of key vendor support programs (including price protections, rebates, return policies and other consideration), our product or customer mix, product acquisition and shipping costs, competition and other factors.

Gross profit for OnSale.com for the nine months ended September 30, 2006 was $1.3 million, an increase of $1.1 million compared to the nine months ended September 30, 2005, primarily due to an increase in its net sales and an increase in its vendor consideration of $0.6 million. OnSale.com’s gross profit margin for the nine months ended September 30, 2006 increased to 12.9% compared to 7.1% in the nine months ended September 30, 2005, primarily due to significant vendor consideration received as a percentage of OnSale.com’s net sales. We expect OnSale.com’s vendor consideration as a percentage of net sales to decline going forward.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative (“SG&A”) expenses, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2006		2005		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$80,916	11.6%	$86,001	11.7%	$(5,085)	(5.9)%	(0.1)%
OnSale.com	2,423	24.0%	1,896	57.4%	527	27.8%	(33.4)%

Total SG&A expenses	$83,339	11.7%	$87,897	11.9%	$(4,558)	(5.2)%	(0.2)%

Total SG&A expenses decreased by $4.6 million, or 5.2%, in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. As a percent of net sales, total SG&A expenses decreased to 11.7% in the nine months ended September 30, 2006 from 11.9% in the nine months ended September 30, 2005. The decrease in total SG&A expenses was primarily due to the $5.1 million decrease in Core business SG&A expenses, partially offset by a $0.5 million increase in OnSale.com SG&A expenses.

Core business personnel costs (excluding non-cash stock-based compensation expense) declined $4.1 million principally due to continued labor cost savings. In addition, Core business advertising costs declined $2.2 million as a result of our efforts to optimize the return on our advertising expenditures, credit card related fees declined $1.3 million, and audit and audit-related fees declined $0.7 million. These declines in core business SG&A were partially offset by $1.2 million of non-cash stock-based compensation expense in the nine months ended September 30, 2006 resulting from our prospective adoption of SFAS 123R on January 1, 2006, a $0.7 million reduction in administrative and fulfillment service charges to eCOST.com compared to the same period in the prior year, the $0.6 million of SG&A expenses related to GMRI discussed above and an increase of $0.6 million of facility costs.

As a percent of net sales, SG&A expenses for Core business decreased to 11.6% in the nine months ended September 30, 2006 compared with 11.7% in the same period of prior year. Excluding net sales to eCOST.com of $30.2 million as discussed above in the nine months ended September 30, 2005, SG&A expenses as a percent of net sales for Core business decreased by 0.6% to 11.6% in the nine months ended September 30, 2006 compared with non-GAAP SG&A expenses as a percent of net sales of 12.2% in the same period of the prior year. The non-GAAP 0.6% decrease in Core business SG&A expenses as a percent of net sales was primarily due to a 57 basis point decline in personnel costs and a 31 basis point decline in advertising expenditures as a percent of net sales, partially offset by a 17 basis point increase in SG&A expenses as a percent of net sales related to the non-cash stock-based compensation expense recognized in nine months ended September 30, 2006. The $30.2 million of net sales to eCOST.com had a negative impact of 50 basis points on SG&A as a percent of net sales in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

OnSale.com SG&A expenses in the nine months ended September 30, 2006 were $2.4 million, an increase of $0.5 million from the nine months ended September 30, 2005. The increase of $0.5 million in OnSale.com’s SG&A expenses was primarily due to a $0.8 million increase in advertising expenditures related to our increased marketing efforts to promote the OnSale.com brand and a $0.2 million increase in credit card related fees, partially offset by a decrease of $0.5 million in personnel costs. OnSale.com SG&A expenses as a percent of net sales declined to 24.0% in the nine months ended September 30, 2006 compared to 57.4% in the nine months ended September 30, 2005, primarily as a result of increased sales.

Net Interest Expense. Total net interest expense for the nine months ended September 30, 2006 increased to $2.9 million compared with $2.1 million in the same period of 2005. The increase in interest expense resulted from higher interest rates during the first nine months of 2006 compared to the first nine months of 2005, partially offset by decreased average daily borrowings. If interest rates continue to rise in the future, we would expect interest expense on our borrowings to increase.

Income Tax Expense (Benefit). We recorded an income tax expense of approximately $1.5 million for the nine months ended September 30, 2006 compared to an income tax benefit of $1.8 million for the nine months ended September 30, 2005. Our effective tax rates for the nine month periods ended September 30, 2006 and 2005 were approximately 40% and 35%. The increase in income tax expense for the nine months ended September 30, 2006 compared to the income tax benefit for the nine months ended September 30, 2005 was due to the increase in income from continuing operations before income taxes, partially offset by an increase in our annual effective tax rate in the current period due to higher expected state and foreign tax rates in the current year compared to the prior year.

Loss from Discontinued Operation. Loss from discontinued operation, net of taxes, which included the results of operation of eCOST.com, was $1.8 million for the nine months ended September 30, 2005. We completed the eCOST.com spin-off in April 2005 and accordingly, we recognized no income (loss) from the discontinued operation of eCOST.com in the nine months ended September 30, 2006.

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

We had cash and cash equivalents of $6.9 million at September 30, 2006 and $6.3 million at December 31, 2005. Our working capital increased by $3.2 million to $38.8 million at September 30, 2006 from working capital of $35.6 million at December 31, 2005.

Our capital expenditures were $2.7 million during the nine months ended September 30, 2006, compared to $2.5 million during the nine months ended September 30, 2005. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, possible sales growth, and possible acquisitions and new business ventures.

In June 2003, we established a call center in Montreal, Canada, serving the U.S. market. We believe that the Canadian call center allows us to access an abundant, educated labor pool and benefit from a Canadian government labor subsidy that extends through approximately the end of 2007. During the years through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program. In July 2006, we received the expected $2.4 million of payment from the Canadian government related to our 2004 claim. As of September 30, 2006, we had an accrued receivable of $5.7 million related to these labor credits recorded in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and we expect to receive full payment under our claim.

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

Cash Flows from Operating Activities. Net cash provided by operating activities from continuing operations was $33.2 million in the nine months ended September 30, 2006, compared to $14.4 million in the nine months ended September 30, 2005. The $33.2 million net cash provided by operating activities from continuing operations in the current period resulted primarily from a $24.5 million decrease in inventories reflecting our efforts to optimize inventory levels, seasonality and our sell-through of year-end strategic buys for the holidays from the prior year end, a $12.2 million increase in accounts payable primarily due to the acquisition of the products business from GMRI in September 2006, partially offset by a $13.7 million increase in accounts receivable primarily due to receivables generated by the new GMRI products business we acquired and an increase in receivables from our vendors.

Net cash provided by operating activities from continuing operations of $14.4 million in the nine months ended September 30, 2005 resulted primarily from a $27.5 million decrease in inventory reflecting our efforts to optimize inventory levels, sell-seasonality and our sell-through of year-end strategic buys for the holidays, partially offset by a $1.9 million decrease in accounts payable reflecting our aggressive pursuit of vendor early-pay discounts, a $4.8 million increase in accounts receivable primarily due to increased open account sales, a $2.0 million decrease in accrued expenses and other current liabilities relating to the decreased accruals for freight costs, sales taxes and marketing expenditures and the $3.3 million of loss from continuing operations in the nine months ended September 30, 2005.

Cash Flows from Investing Activities. Net cash used in investing activities from continuing operations was $6.0 million in the nine months ended September 30, 2006, compared to $2.5 million in the nine months ended September 30, 2005. The $6.0 million of net cash used in investing activities in the nine months ended September 30, 2006 resulted from $2.7 million of capital expenditures relating to the continued expansion of our Philippines office, as well as the creation of enhanced electronic tools for our account executives and sales support staff, and $3.4 million related to the acquisition of the products business from GMRI in September 2006. The $2.5 million net cash used in investing activities in the nine months ended September 30, 2005 resulted from capital expenditures related to the replacement and improvement of our servers and personal computers.

Cash Flows from Financing Activities. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2006 was $26.9 million, compared to $12.8 million in the nine months ended September 30, 2005. The $26.9 million of net cash used in financing activities in the current nine months ended September 30, 2006 was primarily related to $29.7 million of net payments of our outstanding balance on our line of credit, partially offset by a $2.7 million increase in book overdraft, which were both due to the timing of outstanding payments to vendors relative to the prior period. The $12.8 million of net cash used in financing activities in the nine months ended September 30, 2005 was primarily related to the $11.9 million of net payments of our outstanding balance on our line of credit and a $0.9 million decrease in book overdraft.

Line of Credit and Note Payable. We maintain a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables. The credit facility has a maturity date of March 2008, bears interest at the prime rate or an option to select the London Interbank Offered Rate, or LIBOR, plus a spread of 2.0% or 2.50%, depending on certain earning targets, and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At September 30, 2006, our effective weighted average interest rate was 7.90% and we had $23.8 million of net working capital advances outstanding under the line of credit. At September 30, 2006, we had $27.9 million available to borrow for working capital advances under the line of credit.

The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have a security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at September 30, 2006. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early-pay discounts.

In connection with and as a part of the line of credit, we entered into a term note, bearing interest at the prime rate with a LIBOR option, payable in equal monthly installments and maturing in September 2011. As of September 30, 2006, we had $2.375 million outstanding under the term note, payable as follows: $125,000 in the remainder of 2006; $500,000 annually in each of the years 2007 through 2010 and $250,000 thereafter.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 12 of the Notes to the Consolidated Financial Statements of this report, which are incorporated herein by reference.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements, see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this report, which is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the Management’s Discussion and Analysis above, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions to identify forward-looking statements. Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding: our expectations about the timing of our recognition of compensation costs related to unvested outstanding stock options; our plans to continue to invest in our outbound sales force and our expected results from that investment; our office in the Philippines and our belief that it should provide us an opportunity to reduce certain costs over time; our focus on commercial and public sector sales and its impact; the impact of our Canadian call center on operating results and the amount and timing of related subsidies; our expectation that we will not make significant product sales to eCOST.com in the future; the effect of material sales to a single customer; our expectations regarding the effect on our consumer sales of Apple’s transition to Intel processors; the level of advertising expenditures and the resulting impact on our results of operations; the impact of the loss of vendor consideration program constituting $2.8 million in the third quarter of 2006 and our ability to offset such loss with other vendor consideration; the impact of competition, including competing sales by some of our largest vendors; the sufficiency of our capital resources and potential needs for and availability of additional financing; our expected capital needs; our expectation that we will continue to focus on increasing sales force productivity, reducing infrastructure costs and increasing offshore operations; our growth strategy, including the possibility of acquisitions and new business ventures and their impact on our resources; the impact of changes in interest rates; our plans regarding pending litigation; and our anticipation regarding future dividend payments. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include, but are not limited to, the following:

•	our revenues are dependent on sales of products from a small number of vendors, and the loss of any key vendor, a decline in sales of their products or pricing pressures could materially impact our business;

•	our success is dependent in part upon the ability of our vendors to develop and market products that meet the changing requirements of the marketplace and our ability to sell popular products;

•	our narrow gross margins magnify the impact on our operating results of variations in operating costs and of adverse or unforeseen events;

•	our operating results and cash flow could be materially harmed by declines in key vendor incentives and other assistance;

•	the transition of our business strategy to increase our commercial and public sector sales and our increased infrastructure investments in and focus on our outbound telemarketing sales models may not improve our profitability or result in expanded market share;

•	the success of our Canadian call center is dependent on our receipt of government credits;

•	we have limited experience operating in the Philippines, which could prevent us from realizing expected cost savings or other expected benefits;

•	we may need additional or continued financing from third party investors or our vendors for potential acquisitions, working capital requirements or for other purposes, and we may not be able to raise or maintain such financing on favorable terms or at all;

•	we cannot determine with any certainty the costs or outcome of pending or future litigation;

•	our advertising, marketing and promotional efforts may be costly and may not achieve desired results; and

•	we may not be able to compete successfully against existing or future competitors, which include some of our largest vendors.

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

Our financial instruments include cash and cash equivalents and long-term debt. At September 30, 2006, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rate on our line of credit and note payable is tied to the prime rate or the LIBOR, at our discretion. At September 30, 2006, we had $23.8 million outstanding under our line of credit and $2.4 million outstanding under our note payable. As of September 30, 2006, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowing under our line of credit would be to increase annual interest expense by $0.3 million.

It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, we did not have significant overall currency exposure as of September 30, 2006.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Material pending legal proceedings to the business, to which we became or were a party during the quarter ended September 30, 2006 or subsequent thereto, but before the filing of this report, are summarized below:

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

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, Lenovo, Microsoft and Sony. For example, products manufactured by HP accounted for approximately 20.0% and 22.4% of our total net sales in the third quarter of 2006 and 2005 and 22.2% and 21.6% of our total net sales in the nine months ended September 30, 2006 and 2005, and products manufactured by Apple accounted for approximately 23.3% and 18.5% of our total net sales in the third quarter of 2006 and 2005 and 19.2% and 19.4% of our total net sales in the nine months ended September 30, 2006 and 2005. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results. In the near term, Apple’s transition to Intel processors could continue to negatively impact our consumer sales.

Certain of our key vendors provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

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

Substantially all of our agreements with vendors are terminable upon 30 days’ notice or less. For example, we are an authorized dealer for the full retail line of HP products, sales of which represented 20.0% and 22.2% of our total net sales in the third quarter and nine month period ended September 30, 2006, and Apple products, sales of which represented 23.3% and 19.2% of our total net sales in the third quarter and nine month period ended September 30, 2006, but HP and Apple can terminate our dealer agreements upon 30 days’ notice. Vendors that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other resellers or channels. Any termination, interruption or adverse modification of our relationship with a key vendor or a significant number of other vendors would likely adversely affect our operating income, cash flow and future prospects.

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

In June 2003, we established a Canadian call center serving the U.S. market. One of the benefits we receive from having our Canadian call center is that we can claim Canadian government labor credits on eligible compensation paid to qualifying employees at the call center. The term of the government program that provides for these labor credits is currently scheduled to extend through approximately the end of 2007. During the period through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation paid to our qualifying employees under the program. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. While management believes the amounts claimed are collectible, if we do not receive these expected labor credits, or a sufficient portion of them, then the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer.

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

We derive most of our gross sales from products sold out of inventory at our distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our distribution facilities. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion (e.g., computer hardware, software and consumer electronics), and because our distribution facilities sometimes stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our gross margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from Apple, HP, Lenovo, and certain other vendors, but these rights vary by product line, are subject to specified conditions and limitations, and can be terminated or changed at any time.

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

At the annual meeting of the stockholders held on August 11, 2006, the following matters were submitted to a vote of the stockholders of PC Mall, Inc.:

1. The reelection as directors of Frank F. Khulusi, Thomas A. Maloof, Ronald B. Reck and Paul C. Heeschen, all of whom were reelected at the annual meeting. Each of the directors received the following votes:

	FOR	WITHHELD
Frank F. Khulusi	8,786,686	3,032,857
Thomas A. Maloof	11,538,891	280,652
Ronald B. Reck	11,438,198	381,345
Paul C. Heeschen	11,437,948	381,595

2. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

	FOR	AGAINST	ABSTENTIONS
Appointment of Independent Registered Public Accounting Firm	11,581,301	213,512	24,730

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI(incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.2	Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: November 3, 2006	By:	/s/ Theodore R. Sanders
Theodore R. Sanders
Chief Financial Officer

(Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI(incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.2	Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002