Form 10-K
period 2006-12-31
PC MALL INC
filed 2007-03-12
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(310) 354-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of June 30, 2006, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $46.8 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2007, the registrant had 12,409,169 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PC MALL, I NC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

•	our beliefs relating to the benefits to be received from our Philippines office and Canadian call center, including tax credits and reduction in labor costs over time;

•	our competitive advantages and growth opportunities;

•	our ability to increase profitability and revenues;

•	our focus on what we believe are high-growth segments of the market;

•	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;

•	our ability to penetrate the public sector market;

•	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future advertising levels and the effect on consumer sales;

•	our ability to capitalize on our inbound and outbound telemarketing activities and our expectations regarding related expense levels and their effect on profitability;

•	our ability to generate vendor supported marketing;

•	our ability to limit risk related to price reductions;

•	our use of management information systems and their need for future support or upgrade;

•	our expectations regarding competition;

•	our compliance with laws and regulations;

•	our expectations regarding our working capital, liquidity and cash flows from operations;

•	our estimates of contingent liabilities resulting from the acquisition of GMRI and any effects on the purchase price and amounts allocated to goodwill;

•	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;

•	the impact on accounts receivable from our efforts to focus on commercial and public sector sales;

•	our belief that the use of extranets has the potential to yield additional sales opportunities and the ability to reach new customer bases;

•	our belief that PC Mall Gov’s purchasing power and rapid response technology is well suited to support the procurement models of government and education buyers;

•	our beliefs regarding the benefits of in-house preparation of catalogs;

•	our belief that backlog is not useful for predicting future sales;

•	our belief that our existing distribution facilities are adequate for our current needs;

•	the likelihood that new laws and regulations will be adopted with respect to the Internet that may impose additional restrictions or burdens on our business;

•	our beliefs regarding the applicability of tax regulations;

•	our expectations regarding the impact of accounting pronouncements;

•	our plans for our growth strategy, capital needs and future financing.

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

General

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripherals, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall and PC Mall Gov brands, our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, wareforce.com and onsale.com, and other promotional materials.

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

On September 7, 2006, PC Mall Gov, Inc., or PC Mall Gov, our wholly-owned subsidiary, acquired the products business of Government Micro Resources, Inc., or GMRI, for approximately $3.4 million in cash, including transaction costs. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items. We are currently reviewing whether certain contingent liabilities existed at the time of the acquisition. We estimate that such contingent liabilities, if any, could result in an increase to the purchase price by approximately $0.1 million to $0.8 million and could increase the amount allocated to goodwill. Based on a preliminary purchase price allocation, we recorded $2.1 million of goodwill at the Core business segment and $1.3 million of intangible assets and furniture and equipment based on estimated fair values at the date of acquisition. These allocations are subject to further review. Any material adjustment to these allocations could have a material adverse effect on our results of operations in the future. Beginning with September 8, 2006, the results of the acquired products business of GMRI have been included in the pubic sector results of the Core business segment.

During the third quarter of 2005, we opened an office in the Philippines, an effort to reduce certain of our administrative, back-office and call-center labor costs. The opening of the Philippines office has also allowed us to devote additional resources towards enhancing our marketing content on the Internet, and other customer acquisition and retention activities, in an effort to increase sales in a cost-effective manner.

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc., when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for the prior periods presented herein.

For more information on the discontinued operation of eCOST.com, see Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

In June 2003, we established a call center in Montreal, Canada, serving the U.S. market. We believe that the Canadian call center allows us to access an abundant, educated labor pool and benefit from a Canadian government labor subsidy that extends through approximately the end of 2007. During the years through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation for qualifying employees under the program. In 2006, we received the expected payment of $2.4 million from the Canadian government related to our 2004 claim, and in 2005, we received the expected payment of $0.4 million related to our 2003 claim. As of December 31, 2006, we had an accrued receivable of $6.2 million related to these labor credits and we expect to receive full payment under our labor credit claim.

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

Continued Development of Outbound Telemarketing. During 2006, we continued to intensify our outbound telemarketing efforts to focus on the small and medium-sized business market, as well as large enterprise, government and education markets. We believe that inherent cost efficiencies and our purchasing power with key vendors provide us with competitive advantages and growth opportunities to acquire market-share from small value-added resellers (“VARs”). In 2006, we continued with a modified strategy of more modest hiring of new outbound account executives and continued to place a greater focus on increasing the productivity of our existing outbound telemarketing sales force through enhanced training and tools. We expect to continue our efforts to increase the productivity of our outbound telemarketing sales force.

As discussed above, we opened a new outbound call center in Canada in June 2003 to allow us to access an abundant, educated labor pool and to benefit from a government labor subsidy that extends through the end of 2007. As of December 31, 2006, we had 249 outbound telemarketing account executives in our Canadian sales office compared to 246 at December 31, 2005. In support of our overall objectives for the outbound telemarketing group, in 2006, we continued to invest in our internally developed customer relationship management (“CRM”) system, while also building a new quote management system for our outbound sales force which is expected to go into production in 2007. Our CRM system, called X Sale, is designed to provide better capability for managing our commercial customer relationships and our leads to our sales force. During 2006, we continue to capitalize on our Philippines by improving the bandwidth of the sales support staff and enhancing our outbound telemarketing sales force’s performance.

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

Leverage Apple Market Position. Throughout 2006, we continued to be a leading rapid response direct marketer of Apple products. We believe our position provides us opportunities to acquire new customers as well as increase sales to existing customers. Our sales of Apple products in 2006 were $234.2 million, an increase of $27.4 million, or 13%, compared to $206.8 million in 2005, and a cumulative increase of $28.3 million, or 14%, compared to $205.9 million in 2004. During 2006, we published 13 editions of our MacMall catalog with a circulation of 13.5 million copies, a 23% decrease from the prior year’s 17.5 million circulation. The decrease in MacMall catalog circulation was due to our attempt to improve the profitability of our catalog response rate.

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

Leverage of Internet Expertise. We have been involved in Internet e-commerce since 1995 and are focused on leveraging our Internet expertise. In 2006, we expanded our use of “Corporate Access Pages,” or CAP sites, which are custom extranet-based dedicated websites that are designed to allow business and public sector customers to perform routine tasks online and give account executives increased time for acquiring new customers. In 2006, we engaged with several large end users and OEMs to jointly develop and market employee purchase programs and other e-store versions of the traditional extranet platform. We believe that these traditional extranets and these newer applications of the extranets have the potential to yield additional sales opportunities in the future and the ability to reach new customer bases.

In October 2003, we formally launched OnSale.com, which today is focused on selling computer and consumer electronic products primarily on the Internet.

Penetration of the Public Sector Market. In April 2002, we formed PC Mall Gov and hired an experienced public sector technology executive to lead its public sector sales efforts, which includes sales to federal, state and local governmental departments and agencies, as well as educational institutions. PC Mall Gov is focused on establishing a larger presence in the federal government market and as a result, in September 2006, PC Mall Gov acquired the products business from GMRI, a government reseller of high-technology products and related service contracts. The acquisition expanded PC Mall Gov’s footprint in the government marketplace and further enhanced the breadth of products we sell to include Sun Microsystems products. We believe that PC Mall Gov’s purchasing power and rapid response technology is well suited to support the procurement models of government and education buyers. In 2006, our combined public sector net sales increased 13% over 2005. PC Mall Gov was also awarded several larger contracts in 2006, the most significant being the GSA EDD contract, which after several months of e-development work, was launched in late December 2006.

Selectively Pursue Strategic Acquisitions. Since our founding, we have supplemented our internal growth through selective, strategic acquisitions. We believe that the fragmented nature of the reseller industry and consolidation trends in our industry may continue to present acquisition opportunities for us, and we may target acquisitions in the markets that we already serve, as well as in new markets. We believe that acquisitions may allow us to increase our productivity and the efficiency of our operations by leveraging our existing infrastructure. Acquisitions in new markets may expand our geographic reach into markets we do not currently serve and may allow us to leverage fixed costs.

Marketing and Sales

We design our marketing programs to attract new customers and to stimulate additional purchases by previous customers. We employ outbound telemarketing sales techniques to establish new customer relationships with businesses, selectively mail catalogs to prospective customers and advertise on the Internet and, to a limited extent, in major computer user magazines such as PC World, Federal Computer Week and MacWorld. In addition, we obtain the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers. We offer products and services to businesses, government and educational institutions, as well as individual consumers, primarily within the U.S.

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

Catalogs. Active PC Mall and MacMall customers receive a catalog several times a year depending upon purchasing history, and we include a catalog with most orders shipped, as well as special promotional flyers and manufacturers’ product brochures. We published 13 editions of our PC Mall catalog during 2006 and distributed approximately 3.1 million PC Mall catalogs, a decrease of 37% compared to 4.9 million catalogs distributed in 2005 and a cumulative 55% decrease compared to 6.9 million catalogs distributed in 2004. We published 13 editions of our MacMall catalog in 2006 and distributed approximately 13.5 million catalogs, a decrease of 23% compared to 17.5 million catalogs distributed in 2005 and a cumulative 32% decrease compared to 19.8 million catalogs distributed in 2004. We also published and distributed ClubMac and PC Mall Gov catalogs in 2006, totaling an additional 12 editions, with approximately 1.3 million catalogs. In 2006, we launched our first Wareforce catalog, leveraging our relationships with key OEMs such as HP and utilizing the catalog to reach thousands of Wareforce customers and prospects.

We create all of our catalogs in-house with our own design team and production artists. We believe the in-house preparation of catalogs streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

The Internet. We operate several websites, including pcmall.com, macmall.com, clubmac.com, pcmallgov.com, gmri.com, wareforce.com and onsale.com. Our websites offer features such as on-line ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate an extranet for our corporate customers, called CAP sites at PC Mall and Ops Track at Wareforce. These extranet sites provide custom catalogs and online purchasing channels for business and corporate customers and their employees. These extranet sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing the account executive’s time for other tasks. Sales generated through the Internet have grown as we offer our customers a convenient means of shopping and ordering our products. Our websites also serve as another source of new customers. During 2006, 2005 and 2004, our consolidated direct Internet sales were $167.9 million, $162.2 million and $138.9 million, representing 17%, 16% and 14% of our total net sales.

Vendor Supported Marketing. We sell advertising space in our catalogs and on our websites and provide vendor supported outbound telemarketing campaigns. These advertising sales generate funds that have historically offset a substantial portion of the expense of publishing and distributing the catalogs. We also develop marketing campaigns designed to maximize product sales, and we receive funds from our vendors in the form of cooperative marketing allowances, volume incentive rebate programs and other programs.

Commercial Sales. We fulfill the specific needs of commercial buyers, including businesses, and government and educational institutions, through an outbound telemarketing sales force and a direct sales force. The sales forces are trained in our systems, processes and our products, and are then provided leads of corporate or public sector customers in the U.S. Account executives prospect aggressively into their lead pool to build relationships with new buying customers and re-establish relationships with inactive customers. Our sales staff strives to build long-term relationships with commercial customers through regular phone contact and personalized service. Commercial customers may choose from several purchase or lease options for financing product purchases, and we extend credit to certain commercial customers based upon an evaluation of each customer’s financial condition and credit history.

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

The following table sets forth our net sales by major product categories as a percentage of total net sales for the periods presented, determined based upon our internal product code classifications. Product classifications for the years ended December 31, 2005 and 2004 presented below have been retroactively adjusted for certain changes in individual product classifications.

	Years Ended December 31,
	2006	2005	2004
Notebooks	16.2%	15.6%	17.3%
Desktops and servers	14.6	16.4	16.7
Software	14.4	15.1	15.3
Home electronics	10.5	7.9	5.5
Printers and related supplies	8.2	8.4	8.6
Storage and related supplies	7.5	7.8	8.1
Displays	6.7	7.8	8.0
Network and telecommunications	5.0	5.5	5.2
Accessories	4.4	4.2	3.8
Memory	3.2	3.5	4.0
Input devices	1.9	1.8	1.7
Other (1)	7.4	6.0	5.8

Total	100.0%	100.0%	100.0%

(1)	Other consists primarily of other electronic products, income from configuration charges, sales of extended warranties and other consumer products.

Purchasing and Inventory

We believe that effective purchasing is a key element of our strategy to provide name brand computer products and related software and peripherals at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. Products manufactured by HP accounted for 20.7% of net sales in 2006, 21.4% of net sales in 2005 and 21.5% of net sales in 2004. Products manufactured by Apple represented approximately 23.3%, 20.8% and 20.6% of our net sales in 2006, 2005 and 2004. We are also linked electronically with thirteen distributors or manufacturers, which allows account executives to view distributor product availability online and drop-ship product directly to customers. The benefits of this program include reduced inventory carrying costs, higher order fill rates and improved inventory turns.

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

When an order is entered into our systems, a credit check or credit card verification is performed, and if approved, and the product is in stock, the order is electronically transmitted to the warehouse, where a packing slip is printed for order fulfillment. Inventory items are bar coded and located in computer-designated areas which are easily identified on the packing slip. Orders are checked with bar code scanners prior to final packing to ensure that each order is packed correctly.

We also have electronic purchasing and drop shipping systems for products that are not in stock at our distribution centers. Thirteen distributors or manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit an electronic order for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received.

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

Competition

The business of direct marketing of computer and consumer electronic products is highly competitive. We believe that competition in our market is based predominantly on:

•	price;

•	product selection, quality and availability;

•	shopping convenience;

•	customer service; and

•	brand recognition.

We compete with a variety of companies that can be divided into several broad categories:

•	other direct marketers, including CDW, Insight Enterprises and PC Connection;

•	computer retail stores and resellers, including superstores such as Best Buy and CompUSA;

•	hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users;

•	online resellers, such as Amazon.com, Newegg.com and TigerDirect.com;

•	government resellers such as GTSI, CDWG and GovConnection;

•	software only resellers such as Soft Choice and Software House International; and

•	other direct marketers and value added resellers of hardware, software and computer-related and electronic products.

Barriers to entry are relatively low in the direct marketing industry and the risk of new competitors entering the market is high. The markets in which our retail showrooms operate are also highly competitive.

The manner in which the products and services we sell are distributed and sold is changing, and new methods of sales and distribution have emerged. Computer resellers are consolidating operations and acquiring or merging with other resellers to achieve economies of scale and increased efficiency. Our largest manufacturers have sold, and continue to sell their products directly to customers. To the extent additional manufacturers adopt this selling format or this trend becomes more prevalent, it could adversely affect our sales and profitability. In addition, traditional retailers have entered and may increase their penetration into the direct mail channel and small and medium-sized business market. The current industry reconfiguration and the trend toward consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2006, 2005 and 2004 are summarized in Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

Employees

As of December 31, 2006, we had 1,449 full-time employees. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

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

Executive Officers of the Registrant

Our executive officers as of March 12, 2007 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	40	Chairman of the Board, President and Chief Executive Officer
Theodore R. Sanders	52	Chief Financial Officer and Treasurer
Kristin M. Rogers	48	Executive Vice President – Sales
Daniel J. DeVries	45	Executive Vice President – Marketing
Robert I. Newton	41	General Counsel and Secretary

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

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business which are set forth below. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, Lenovo, Microsoft and Sony. For example, products manufactured by HP accounted for approximately 20.7%, 21.4% and 21.5% of our total net sales in 2006, 2005 and 2004, and products manufactured by Apple accounted for approximately 23.3%, 20.8% and 20.6% of our total net sales in 2006, 2005 and 2004. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

Substantially all of our agreements with vendors are terminable upon 30 days’ notice or less. For example, while we are an authorized dealer for the full retail line of HP and Apple products, HP and Apple can terminate our dealer agreements upon 30 days’ notice. Vendors that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other resellers or channels. Any termination, interruption or adverse modification of our relationship with a key vendor or a significant number of other vendors would likely adversely affect our operating income, cash flow and future prospects.

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

We experience variability in our net sales and net income on a quarterly basis as a result of many factors. These factors include the frequency of our catalog mailings, introduction or discontinuation of new catalogs, variability in vendor programs, the introduction of new products or services by us and our competitors, changes in prices from our suppliers, the loss or consolidation of significant suppliers or customers, general competitive conditions such as pricing, our ability to control costs, the timing of our capital expenditures, the condition of the personal computer and electronics industry in general, seasonal shifts in demand for computer and electronics products, industry announcements and market acceptance of new products or upgrades, deferral of customer orders in anticipation of new product applications, product enhancements or operating systems, the relative mix of products sold during the period, any inability on our part to obtain adequate quantities of products carried in our catalogs, delays in the release by suppliers of new products and inventory adjustments, our expenditures on new business ventures, adverse weather conditions that affect response, distribution or shipping to our customers, and general economic conditions and geopolitical events. Our planned operating expenditures each quarter are based on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for the quarter may be materially adversely affected. Our narrow gross margins may magnify the impact of these factors on our operating results. We believe that period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. In addition, our results in any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below the expectations of public market analysts or investors and as a result the market price of our common stock could be materially adversely affected.

The transition of our business strategy to increasingly focus on commercial and public sector sales presents numerous risks and challenges, and may not improve our profitability or result in expanded market share.

An important element of our business strategy is to increasingly focus on commercial and public sector sales. In shifting our focus, we face numerous risks and challenges, including competition from a wider range of sources and an increased need to develop strategic relationships. We cannot assure you that our increased focus on commercial and public sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business and results of operations.

Our investments in our outbound telemarketing sales force model may not improve our profitability or result in expanded market share.

We have made and are currently making efforts to increase our market share by investing in training and retention of our outbound telemarketing sales force. We have also incurred, and expect to continue to incur, significant expenses resulting from infrastructure investments related to our outbound telemarketing sales force. We cannot assure you that any of our investments in our outbound telemarketing sales force will result in expanded market share or increased profitability in the near or long term.

Our financial performance could be adversely affected if we are not able to retain and increase the experience of our sales force or if we are not able to maintain or increase their productivity.

Our sales and operating results may be adversely affected if we are unable to increase the average tenure of our account executives or if the sales volumes and profitability achieved by our account executives do not increase with their increased experience.

Existing or future government and tax regulations could expose us to liabilities or costly changes in our business operations, and could reduce demand for our products and services.

Based upon current interpretations of existing law, certain of our subsidiaries currently collect and remit sales or use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state direct marketers. Furthermore, court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state was quite limited (e.g., visiting the state several times a year to aid customers or to inspect showrooms stocking their goods). We believe our operations in states in which we have no physical presence are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future.

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

One element of our business strategy involves expansion through the acquisition of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. No assurance can be given that the benefits or synergies we may expect from the acquisition of complementary or supplementary companies or businesses will be realized to the extent or in the time frame we initially anticipate. We may lose key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans. In addition, acquisitions may involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and management information systems, changing relationships with customers, suppliers and strategic partners, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of acquired companies could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact our business, financial condition and results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline.

An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, or involve our issuance of additional equity securities. If we are not able to obtain financing, then we may not be in a position to consummate acquisitions. If we issue equity securities in connection with an acquisition, we may dilute our common stock with securities that have an equal or a senior interest in our company. If we incur additional debt to pay for an acquisition, it may significantly increase our interest expense, leverage and debt service requirements and could negatively impact financial covenants in our credit facility or limit our ability to obtain credit from our vendors. Acquired entities also may be highly leveraged or dilutive to our earnings per share, or may have unknown liabilities. In addition, the combined entity may have lower revenues or higher expenses and therefore may not achieve the results that we anticipated at the time of the acquisition. Any of these factors relating to acquisitions could have a material adverse impact on our business, financial condition and results of operations.

We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions. We cannot assure you that we will be able to implement or sustain our acquisition strategy or that our strategy will ultimately prove profitable.

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

We monitor and will be periodically testing our internal control procedures. We may from time to time identify deficiencies which we may not be able to remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

We incur substantial expense in connection with our advertising and marketing efforts. Postage represents a significant expense for us because we generally mail our catalogs to current and potential customers through the U.S. Postal Service. Any future increases in postal rates will increase our mailing expenses and could have a material adverse effect on our business, financial condition and results of operations. We also incur significant expenses related to purchasing the paper we use in printing our catalogs. The cost of paper has fluctuated over the last several years, and may increase in the future. We believe that we may be able to recoup a portion of any increased postage and paper costs through increases in vendor advertising rates, but no assurance can be given that any efforts we may undertake to offset all or a portion of future increases in postage, paper and other advertising and marketing costs through increases in vendor advertising rates will be successful or sustained, or that they will offset all of the increased costs. Furthermore, although we target our advertising and marketing efforts on current and potential customers who we believe are likely to be in the market for the products we sell, we cannot assure you that our advertising and marketing efforts will achieve our desired results. In addition, we periodically adjust our advertising expenditures in an effort to optimize the return on such expenditures. Any decrease in the level of our advertising expenditures which may be made to optimize such return could adversely affect our sales.

Changes and uncertainties in the economic climate could negatively affect the rate of information technology spending by our customers, which would likely have an impact on our business.

An important element of our business strategy is to increasingly focus on commercial and public sector sales. During the most recent economic downturn in the U.S. and elsewhere, commercial and public sector entities generally reduced, often substantially, their rate of information technology spending. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could hinder our growth.

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

The business of direct marketing of computer hardware, software, peripherals and electronics is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information. We compete with other direct marketers, including CDW, Insight Enterprises, and PC Connection. In addition, we compete with computer retail stores and resellers, including superstores such as Best Buy and CompUSA, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com, Newegg.com and TigerDirect.com, government resellers such as GTSI, CDWG and GovConnection, software only resellers such as Soft Choice and Software House International and other direct marketers and value added resellers of hardware, software and computer-related and electronic products. In the direct marketing and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

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

The level of sales generated from our websites, both in absolute terms and as a percentage of our net sales, has increased in recent years in part because of the growing use and acceptance of the Internet by end-users. Continued growth of our Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. Widespread use of the Internet could decline as a result of disruptions, computer viruses or other damage to Internet servers or users’ computers. If consumer use of the Internet to purchase products decline in any significant way, our business, financial condition and results of operations could be adversely affected.

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

In June 2003, we established a Canadian call center serving the U.S. market. One of the benefits we receive from having our Canadian call center is that we can claim Canadian government labor credits on eligible compensation paid to qualifying employees at the call center. The term of the government program that provides for these labor credits is currently scheduled to terminate at the end of 2007. During the period through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation paid to our qualifying employees under the program. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. While management believes the amounts claimed are collectible, if we do not receive these expected labor credits, or a sufficient portion of them, then the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer. In addition, while we are currently reviewing alternative programs in an effort to partially replace in the future the labor credits we receive under the existing program, there can be no assurance that we will be able to identify or qualify for an acceptable alternative program or that any such program will replace in the future the amount of labor credits we receive under the current program.

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

The increasing significance of our foreign operations exposes us to risks that are beyond our control and could affect our ability to operate successfully.

In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our operations to jurisdictions with lower cost structures than that available in the United States. The transition of even a portion of our business operations to new facilities in a foreign country involves a number of logistical and technical challenges that could result in operational interruptions, which could reduce our revenues and adversely affect our business. We may encounter complications associated with the set-up, migration and operation of business systems and equipment in a new facility. This could result in disruptions that could damage our reputation and otherwise adversely affect our business and results of operations.

To the extent that we shift any operations or labor offshore to jurisdictions with lower cost structures, we may experience challenges in effectively managing those operations as a result of several factors, including time zone differences and regulatory, legal, cultural and logistical issues. Additionally, the relocation of labor resources may have a negative impact on our existing employees, which could negatively impact our operations. If we are unable to effectively manage our offshore personnel and any other offshore operations, our business and results of operations could be adversely affected.

We cannot be certain that any shifts in our operations to offshore jurisdictions will ultimately produce the expected cost savings. We cannot predict the extent of government support, availability of qualified workers, future labor rates, or monetary and economic conditions in any offshore locations where we may operate. Although some of these factors may influence our decision to establish or increase our offshore operations, there are inherent risks beyond our control, including:

•	political uncertainties;

•	wage inflation;

•	exposure to foreign currency fluctuations;

•	tariffs and other trade barriers; and

•	foreign regulatory restrictions and unexpected changes in regulatory environments.

We will likely be faced with competition in these offshore markets for qualified personnel, and we expect this competition to increase as other companies expand their operations offshore. If the supply of such qualified personnel becomes limited due to increased competition or otherwise, it could increase our costs and employee turnover rates. One or more of these factors or other factors relating to foreign operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could cause our operating results to decline and result in reduced revenues.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal facilities at December 31, 2006 were as follows:

Description	Sq. Ft.	Location
Corporate Headquarters, Sales Office and Retail Showroom	157,325	Torrance, CA
Distribution Center and Retail Showroom	212,000	Memphis, TN
Irvine Sales Office and Warehouse/Distribution Center	60,072	Irvine, CA
Canadian Office	45,128	Montreal, Quebec (Canada)
Wisconsin Sales Office	35,503	Menomonee Falls, WI
Philippine Office	19,740	Mandaluyong City, Philippines
Retail Showroom	9,750	Santa Monica, CA

We lease each of our principal facilities, except for the Santa Monica, CA retail showroom, which we own. Our distribution center includes shipping, receiving, warehousing and administrative space. Our Core business segment uses all the properties described above. Our OnSale.com business segment uses the properties located at Torrance, California, Memphis, Tennessee and Mandaluyong City, Philippines. In addition to the properties listed above, we lease sales offices in various cities in the United States.

ITEM 3.	LEGAL PROCEEDINGS

Material pending legal proceedings to the business, to which we became or were a party during the year ended December 31, 2006 or subsequent thereto, but before the filing of this report, are summarized below:

On February 3, 2006, a purported class action lawsuit entitled Nicole Atkins, et al. v. PC Mall, Inc., et al. was filed in the Superior Court of California, Los Angeles County. The matter was thereafter submitted to arbitration. The potential class consisted of all of the current and former outbound business account executives who worked for our PC Mall Sales subsidiary in California from February 3, 2002 through January 31, 2007. The lawsuit alleged that we improperly classified class members as “exempt” employees in violation of California’s wage and hour laws, that we failed to provide correctly itemized wage statements, and that we failed to provide employees with meal and rest breaks. It asserted that these practices violated various provisions of the California Labor Code and constituted unfair business practices. The Complaint sought unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief.

On January 31, 2007, we entered into a memorandum of understanding (the “MOU”) to settle the class action lawsuit. Under the MOU, we agreed to pay an aggregate of $1.5 million, which includes amounts to pay class members (shared proportionally among class members based on the number of verified class members and the amount of weeks worked during the class period), the plaintiffs’ attorneys’ fees and costs, enhanced payments for class representatives, and all funds needed for the administration of the settlement. We have the right to nullify the settlement in the event that 5% or more of the class members have opted out of the settlement. In exchange for the settlement payment, the plaintiff and all class members who do not opt out of the settlement will release us and our affiliates for all asserted and unasserted claims, known and unknown, relating to the class action. As part of the settlement, we continue to deny any liability or wrongdoing with respect to the claims made in the class action. While the settlement is subject to court or arbitrator approval, the MOU provides that it is intended to be binding and enforceable upon each of the parties. If the settlement is approved by the court or arbitrator, there will be a resulting judgment that dismisses the case with prejudice against all class members who do not opt out of the settlement. As a result of the settlement, we recorded a charge of $1.7 million, which includes the settlement amount and other costs related to the lawsuit, for the year ended December 31, 2006.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been publicly traded on the Nasdaq Global Market (formerly known as Nasdaq National Market) under the symbol “MALL” since our initial public offering on April 4, 1995. The following table sets forth the range of high and low sales price per share for our common stock for the periods indicated, as reported on the Nasdaq Stock Market.

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

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2006
First Quarter	$6.95	$5.50
Second Quarter	7.36	5.66
Third Quarter	7.65	5.87
Fourth Quarter	11.29	6.80

Year Ended December 31, 2005
First Quarter	$9.07	$4.63
Second Quarter	6.26	3.62
Third Quarter	5.99	3.96
Fourth Quarter	6.18	4.54

As of the close of business on March 8, 2007, there were approximately 37 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

We did not sell any equity securities during the fourth quarter of 2006 that were not registered under the Securities Act. We did not repurchase any securities during the fourth quarter of 2006.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Stock Performance Graph which follows shall not be deemed to be incorporated by reference into any such filings except to the extent that we specifically incorporate any such information into any such future filings.

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—U.S. Companies Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2001. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance. On April 11, 2005, we spun-off to our shareholders all of the shares of common stock of eCOST.com that we had owned. For each share of PC Mall common stock owned, our stockholders received approximately 1.2071 shares of eCOST.com common stock. For purposes of the graph below, it is assumed that each share of eCOST.com common stock received in the distribution was immediately sold for its market value and the proceeds reinvested in additional shares of PC Mall common stock. The value of PC Mall common stock in periods subsequent to the eCOST.com spin-off therefore includes the value of the spin-off shares but not the separate performance of those securities since the date of the spin-off.

	Measurement Period (fiscal years covered)
	12/01	12/02	12/03	12/04	12/05	12/06
PC Mall, Inc.	$100.00	$84.98	$399.75	$551.23	$336.43	$626.51
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
NASDA Retail Trade	100.00	91.74	152.61	209.80	190.93	182.65

***

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006 and 2005 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2003 and 2002 along with the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 presented below were derived from our audited consolidated financial statements which are not included herein.

The selected consolidated statements of operations data and the selected consolidated balance sheet data reflect our former subsidiary, eCOST.com, which we spun-off in April 2005, as a discontinued operation for 2005 and prior periods presented below.

	Years Ended December 31,
	2006	2005	2004	2003(1)	2002(2)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,005,820	$997,232	$978,320	$865,545	$774,621
Cost of goods sold	881,902	878,665	852,073	750,817	686,577

Gross profit	123,918	118,567	126,247	114,728	88,044
Selling, general and administrative expenses	113,500	118,555	121,706	109,452	81,689

Operating profit	10,418	12	4,541	5,276	6,355
Interest expense, net	3,940	3,058	2,044	1,325	983

Income (loss) from continuing operations before income taxes	6,478	(3,046)	2,497	3,951	5,372
Income tax expense (benefit)	2,522	(1,114)	1,019	1,392	(3,594)

Income (loss) from continuing operations	3,956	(1,932)	1,478	2,559	8,966
Income (loss) from discontinued operation, net of taxes	—	(1,781)	(465)	484	(2,017)

Income (loss) before cumulative effect of accounting change	3,956	(3,713)	1,013	3,043	6,949
Cumulative effect of accounting change, net of taxes	—	—	—	—	(6,801)

Net income (loss)	$3,956	$(3,713)	$1,013	$3,043	$148

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.33	$(0.17)	$0.13	$0.24	$0.84
Income (loss) from discontinued operation, net of taxes	—	(0.15)	(0.04)	0.05	(0.19)
Cumulative effect of accounting change, net of taxes	—	—	—	—	(0.64)

Net income (loss)	$0.33	$(0.32)	$0.09	$0.29	$0.01

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.31	$(0.17)	$0.12	$0.22	$0.80
Income (loss) from discontinued operation, net of taxes	—	(0.15)	(0.04)	0.04	(0.18)
Cumulative effect of accounting change, net of taxes	—	—	—	—	(0.61)

Net income (loss)	$0.31	$(0.32)	$0.08	$0.26	$0.01

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

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,836	$6,289	$6,473	$6,675	$10,510
Working capital (1)	43,386	35,621	53,849	28,222	22,848
Total assets	203,567	205,242	231,858	191,470	149,360
Short-term debt	500	500	500	1,000	291
Line of credit	32,477	53,517	49,027	26,202	17,497
Long-term debt, excluding current portion	1,750	2,250	2,750	250	—
Total stockholders’ equity	60,824	52,968	70,911	49,893	45,109

(1)

Included in 2004 and prior years are the accounts of the discontinued operations of eCOST.com. The increase in 2004 working capital compared to prior years is primarily due to the $16.7 million of net proceeds received by eCOST.com from the completion of its IPO in September 2004. The decrease in 2005 from 2004 reflects the completion of the spin-off of eCOST.com in April 2005.

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

BUSINESS OVERVIEW

We are a rapid response direct marketer of computer hardware, software, peripherals, electronics, and other consumer products and services. Our headquarters is located in Torrance, California. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms, two of which are located in Southern California and one located in Tennessee. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall, and PC Mall Gov brands, our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, wareforce.com and onsale.com, and other promotional materials.

For a detailed discussion of our business, see Item 1 of Part I of this report, which includes general corporate information as well as information on our strategy, marketing and sales, products and merchandising, purchasing and inventory, distribution, employees and several other areas of importance.

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

Management regularly reviews our operating performance using a variety of financial and non-financial metrics including sales, shipments, gross margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivables aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

We plan to continue to focus our efforts on investing in the training and retention of, and tools provided to, our outbound sales force. This strategy is expected to result in increased expenses associated with the tools and training necessary to achieve those goals, which could have an impact on our profitability in the near term.

A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by HP represented 20.7%, 21.4% and 21.5% of our net sales in 2006, 2005 and 2004. Products manufactured by Apple represented 23.3%, 20.8% and 20.6% of our net sales in 2006, 2005 and 2004.

Strategic Developments

On September 7, 2006, our wholly-owned subsidiary, PC Mall Gov, acquired the products business of GMRI for approximately $3.4 million in cash, including transaction costs. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items. We are currently reviewing whether certain contingent liabilities existed at the time of the acquisition. We estimate that such contingent liabilities, if any, could result in an increase to the purchase price by approximately $0.1 million to $0.8 million and could increase the amount allocated to goodwill. Based on a preliminary purchase price allocation, as of December 31, 2006, we recorded $2.1 million of goodwill in our Core business segment and $1.3 million of intangible assets and furniture and equipment based on their estimated fair values at the date of acquisition. These allocations are subject to further review. Any material adjustment to these allocations could have a material adverse effect on our results of operations in the future. Beginning with September 8, 2006, the results of the acquired products business of GMRI have been included in the public sector results of the Core business segment.

During the third quarter of 2005, we opened an office in the Philippines, an effort to reduce certain of our administrative, back-office and call-center labor costs. The opening of the Philippines office has also allowed us to devote additional resources towards enhancing our marketing content on the Internet, and other customer acquisition and retention activities, in an effort to increase sales in a cost-effective manner.

OTHER ITEMS AFFECTING RESULTS OF OPERATIONS

On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary eCOST.com when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for the prior periods presented herein.

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

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, our wholly-owned subsidiary AF Services entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. During the period from April 12, 2005 (subsequent to the completion of the eCOST.com spin-off) and the termination of these agreements, we had net sales to eCOST.com of $31.6 million, of which $10.6 million and $30.2 million related to the three and nine months ended September 30, 2005. We do not expect to make significant product sales to eCOST.com in the future.

In September 2004, in connection with the initial public offering of eCOST.com, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution of eCOST.com business, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. The Administrative Services Agreement, under which we provided certain transitional administrative services to eCOST.com, terminated on September 1, 2005 in accordance with the terms of the agreement. We continued to provide certain information technology services to eCOST.com under the Information Technology Systems Usage and Services Agreement. On March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement. Accordingly, this agreement terminated on June 30, 2006. For a more detailed discussion of the Master Separation and Distribution Agreement and certain other agreements providing for the separation and distribution, you can refer to the information under the heading “Certain Relationships and Related Transactions” in Part III, Item 13 of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 1, 2006 and to Note 16 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Stock-Based Compensation. On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, as we formerly did, and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock option grants subsequent to December 31, 2005 and unvested stock options outstanding as of January 1, 2006.

The modified prospective application method requires that compensation expense be recorded for all unvested stock options outstanding at the beginning of the first quarter of adopting SFAS 123R, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and for new share-based payment awards granted subsequent to our adoption of SFAS 123R, based on the grant date fair value estimated in accordance with SFAS 123R, both adjusted for estimated forfeitures. We estimate the grant date fair value of each stock option grant awarded pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options granted, we applied the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. We computed our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. In the first quarter of 2006, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Under the modified prospective application method, our prior period financial statements were not restated to retrospectively apply SFAS 123R. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

	Years Ended December 31,
	2006	2005	2004
Net sales	$1,005,820	$997,232	$978,320
Cost of goods sold	881,902	878,665	852,073

Gross profit	123,918	118,567	126,247
Selling, general and administrative expenses	113,500	118,555	121,706

Operating profit	10,418	12	4,541
Interest expense, net	3,940	3,058	2,044

Income (loss) from continuing operations before income taxes	6,478	(3,046)	2,497
Income tax expense (benefit)	2,522	(1,114)	1,019

Income (loss) from continuing operations	3,956	(1,932)	1,478
Income (loss) from discontinued operation, net of taxes	—	(1,781)	(465)

Net income (loss)	$3,956	$(3,713)	$1,013

	As a Percentage of Net Sales For Years Ended December 31,
	2006	2005	2004
Net sales	100%	100%	100%
Cost of goods sold	87.7	88.1	87.1

Gross profit	12.3	11.9	12.9
Selling, general and administrative expenses	11.3	11.9	12.4

Operating profit	1.0	0.0	0.5
Interest expense, net	0.4	0.3	0.2

Income (loss) from continuing operations before income taxes	0.6	(0.3)	0.3
Income tax expense (benefit)	0.2	(0.1)	0.1

Income (loss) from continuing operations	0.4	(0.2)	0.2
Income (loss) from discontinued operation, net of taxes	—	(0.2)	(0.0)

Net income (loss)	0.4%	(0.4)%	0.2%

Selected Other Operating Data

	Years Ended December 31,
	2006	2005	2004
Number of catalogs distributed (in thousands)	18,208	24,509	29,915
Commercial and public sector sales percentage	78.8%	74.3%	71.1%
Consumer sales percentage (includes OnSale.com)	21.2%	25.7%	28.9%
Commercial and public sector account executives (at end of period)	574	559	628

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2006	2005	$	%
Core business	$993,860	$987,324	$6,536	0.7%
OnSale.com	11,960	9,908	2,052	20.7%

Total net sales	$1,005,820	$997,232	$8,588	0.9%

Total net sales in 2006 increased by $8.6 million, or 0.9%, compared to total net sales in 2005. This increase was attributable to the increase in Core business net sales of $6.5 million and the increase in OnSale.com net sales of $2.1 million.

Core business net sales in 2006 increased by $6.5 million, or 0.7%, compared to 2005. Core business net sales in 2005 included $31.6 million of net sales to eCOST.com under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005, as discussed above. These sales were generally made to eCOST.com at our cost during the post-spin transition period. Each of these agreements terminated in the third quarter of 2005. Accordingly, no sales were made to eCOST.com during 2006 and we do not expect to make significant product sales to eCOST.com in the future. Without the effect of the net sales to eCOST.com, in 2006, Core business net sales increased by $38.1 million, or 4%, compared to 2005.

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

The increase in Core business net sales of $38.1 million in 2006 compared to 2005 discussed above was due primarily to growth in our commercial net sales of $64.4 million, or 10.1%, to $700.5 million, which resulted from improved productivity of our commercial account executives, including sales to a single customer of approximately $43.1 million in 2006. Also contributing to the increase in Core business net sales was the increase in public sector net sales of $10.8 million, or 13.3%, to $92.5 million. The increase in public sector net sales resulted primarily from sales generated by the products business we acquired from GMRI on September 7, 2006, partially offset by competitive pricing pressures in the marketplace continuing from the second half of 2005 and softness in sales under existing contracts.

These increases in Core business net sales were offset in part by a decrease in consumer net sales of $37.4 million, or 15.7%, to $200.2 million, which resulted primarily from the impact of Apple’s transition to Intel processors during the first eight months of 2006. Apple completed its transition to Intel processors in August 2006, and our sales of Apple products improved as a result. Further, we decreased advertising expenditures by 24% supporting the consumer market to optimize the return on such expenditures. We may periodically adjust our advertising expenditure levels in the future in order to optimize the returns on such expenditures.

OnSale.com net sales in 2006 were $12.0 million compared with $9.9 million in 2005, an increase of $2.1 million, or 20.7%, primarily due to increased marketing efforts to promote the OnSale.com brand in the first quarter of 2006.

Total sales of products manufactured by each of Apple and HP represented 23% and 21% of total net sales in 2006 compared to 21% of total net sales for each of Apple and HP in 2005.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2006		2005
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
Core business	$122,402	12.3%	$117,708	11.9%	$4,694	0.4%
OnSale.com	1,516	12.7%	859	8.7%	657	4.0%

Total gross profit and gross profit margin	$123,918	12.3%	$118,567	11.9%	$5,351	0.4%

Total gross profit in 2006 increased by $5.4 million, or 4.5%, compared to total gross profit in 2005. Total gross profit margin in 2006 increased by 0.4% compared to 2005. The increase in total gross profit and total gross profit margin resulted primarily from an increase in the Core business segment, which gross profit increased by $4.7 million, or 4.0%, and which gross profit margin increased by 0.4% compared to prior year’s gross profit and gross profit margin.

The $4.7 million increase in Core business gross profit in 2006 was primarily the result of a $3.6 million increase in consideration received from vendors, gross profit generated by the products business acquired from GMRI and a reduction in required inventory reserves of $1.2 million resulting from improved management of inventory and product returns. These increases in Core business gross profit were partially offset by decreases in gross profit resulting from competitive pricing pressures. The increase in Core business gross profit margin of 0.4% in 2006 compared to the same period in the prior year was primarily due to a 35 basis point increase in vendor consideration and a 38 basis point increase related to the sales in the prior year to eCOST.com generally at our cost, partially offset by a 41 basis points decrease in margin relating to sales to a single customer of approximately $43.1 million of low margin products in 2006 discussed above, and a change in the mix of products in our consumer business. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product mix, product acquisition and shipping costs, competition and other factors.

Gross profit for OnSale.com for 2006 was $1.5 million, representing 12.7% of its net sales for the current year, compared to gross profit of $0.9 million in 2005, representing 8.7% of its net sales. The increase in OnSale.com’s gross profit in 2006 was due to the increase in its net sales and an increase in its vendor consideration of $0.6 million. The increase in OnSale.com’s gross profit margin of 4.0% was due to the significant vendor consideration received in 2006 as a percentage of OnSale.com’s net sales.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative (“SG&A”) expenses, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2006		2005		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$110,467	11.1%	$115,255	11.7%	$(4,788)	(4.2)%	(0.6)%
OnSale.com	3,033	25.4%	3,300	33.3%	(267)	(8.1)%	(7.9)%

Total SG&A expenses	$113,500	11.3%	$118,555	11.9%	$(5,055)	(4.3)%	(0.6)%

Total SG&A expenses decreased by $5.1 million, or 4.3%, in 2006 compared with 2005. As a percent of net sales, total SG&A expenses decreased to 11.3% in 2006 from 11.9% in 2005. The decrease in total SG&A expenses in 2006 was primarily due to the $4.8 million decrease in Core business SG&A expenses compared to 2005.

The $4.8 million decrease in Core business SG&A in 2006 resulted in part from a decline in personnel costs of $5.5 million principally due to labor cost savings realized from our offshoring initiative in the Philippines. The personnel cost decline was partially offset by $1.5 million of non-cash stock-based compensation expense in 2006 resulting from our prospective adoption of SFAS 123R, as well as $1.6 million of additional personnel costs supporting our acquired GMRI business. Further, the decrease in Core business SG&A expenses includes a $3.8 million decrease in advertising costs, a decline of $1.7 million of credit card related fees and a decline of $1.4 million of audit and audit-related fees. These decreases in Core business SG&A expenses were partially offset by a $1.7 million lawsuit settlement charge in 2006, a $1.0 million reduction in administrative and fulfillment service fees we charged eCOST.com compared to the same period in the prior year and approximately $0.9 million of other SG&A expenses related to the products business acquired from GMRI discussed above.

As a percent of net sales, SG&A expenses for Core business decreased to 11.1% in 2006 compared with 11.7% in 2005, a decrease of 0.6%. Excluding net sales to eCOST.com of $31.6 million in 2005 as discussed above, SG&A expenses as a percent of net sales for Core business decreased by 1.0% to 11.1% in 2006 compared with non-GAAP SG&A expenses as a percent of net sales of 12.1% in the prior year. The 1.0% decrease in non-GAAP Core business SG&A expenses as a percent of net sales was primarily due to a 66 basis point decline in personnel costs, a 44 basis point decline in advertising expenditures, a 21 basis point decline in credit card related fees and a 14 basis point decline in audit and audit-related fees. These declines in SG&A as a percent of net sales were partially offset by a 17 basis point increase in SG&A expenses as a percent of net sales related to the lawsuit settlement charge in 2006, a 15 basis point increase related to the non-cash stock-based compensation expense recognized in 2006 and a 11 basis point increase due to a reduction in administrative and fulfillment service fees we charged eCOST.com, as discussed above. The $31.6 million of net sales to eCOST.com had a negative impact of 40 basis points on SG&A expenses as a percent of net sales in 2005.

OnSale.com SG&A expenses in 2006 were $3.0 million, representing a decrease of $0.3 million from 2005. The decrease of $0.3 million in OnSale.com’s SG&A expenses was primarily due to a $0.6 million decrease in personnel costs and a $0.3 million decrease in depreciation expense, partially offset by a $0.6 million increase in advertising expenditures related to our increased marketing efforts to promote the OnSale.com brand. OnSale.com SG&A expenses as a percent of net sales declined to 25.4% in 2006 compared to 33.3% in 2005 primarily as a result of increased sales.

Net Interest Expense. Total net interest expense in 2006 increased to $3.9 million compared with $3.1 million in 2005. The increase in interest expense resulted from increased daily average borrowings on our credit facility as well as increases in our borrowing rate.

Income Tax Expense (Benefit). We recorded an income tax expense of $2.5 million in 2006 compared to an income tax benefit of $1.1 million in 2005. Our effective tax rates for 2006 and 2005 were 39% and 37%. The increase in the effective income tax expense rate in 2006 was primarily due to the effect of non-deductible expenses as a percentage of pre-tax income in 2006 compared to the effect of a decrease in the effective tax rate in 2005 resulting from the effect of non-deductible expenses as a percentage of pre-tax loss in 2005.

Loss from Discontinued Operation. Loss from discontinued operation, net of taxes, which represents the results of operation of eCOST.com, was $1.8 million in 2005. We completed the eCOST.com spin-off in April 2005 and accordingly, we recognized no income (loss) from the discontinued operation of eCOST.com in 2006.

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

Core business net sales in 2005 increased by $9.7 million, or 1%, compared to 2004, due primarily to growth in our commercial net sales of $33.0 million, or 5%, to $636.1 million compared to 2004, resulting from improved productivity of our commercial account executives. Also contributing to the increase in Core business net sales was the $31.6 million in net sales to eCOST.com under a product sales agreement entered into in April 2005 and a consignment and product sales agreement entered into in May 2005. These sales were generally made to eCOST.com at our cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement terminated in September 2005. We do not expect to make significant product sales to eCOST.com in the future. These increases within Core business net sales were partially offset by a decrease in public sector net sales of $10.8 million, or 12%, to $81.7 million which resulted primarily from competitive pricing pressures in the marketplace predominantly in the second half of 2005 and our decision not to pursue certain unprofitable transactions in such a competitive environment. Further, consumer net sales declined $44.4 million, or 16%, to $237.6 million resulting primarily from a 25% decrease in advertising expenditures supporting the consumer market. Beginning in the second half of 2005, we reduced our advertising expenditures and attempted to optimize the return on such expenditures.

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

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2005		2004
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
Core business	$117,776	11.9%	$126,201	12.9%	$(8,425)	(1.0)%
OnSale.com	791	8.0%	46	6.6%	745	1.4%

Total gross profit and gross profit margin	$118,567	11.9%	$126,247	12.9%	$(7,680)	(1.0)%

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

Income Tax (Benefit) Expense. We recorded an income tax benefit of $1.1 million in 2005 compared to an income tax expense of $1.0 million in 2004. Our effective tax rates for 2005 and 2004 were 37% and 41%. The decrease in the effective tax benefit rate in 2005 was primarily due to the effect of non-deductible expenses as a percentage of pre-tax loss in 2005 compared to the increase in the effective tax rate in 2004 resulting from the effect of non-deductible expenses as a percentage of pre-tax income in 2004.

Loss from Discontinued Operation. Loss from discontinued operation, net of taxes, which represents the results of operation of eCOST.com, was $1.8 million in 2005 and $0.5 million in 2004. The $1.3 million increase in loss from discontinued operations, net of taxes, in 2005 was due to an increase in operating losses from eCOST.com in the current year compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, possible sales growth and possible acquisitions and new business ventures. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, together with our future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. Our efforts to focus on commercial and public sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as increasing our offshore operations, in an effort to reduce our costs.

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

In June 2003, we established a Canadian call center serving the U.S. market. One of the benefits we receive from having our Canadian call center is that we can claim Canadian government labor credits on eligible compensation paid to qualifying employees at the call center. The term of the government program that provides for these labor credits is currently scheduled to terminate at the end of 2007. During the period through 2007, we expect to annually claim labor credits of up to 35% of eligible compensation paid to our qualifying employees under the program. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. While management believes the amounts claimed are collectible, if we do not receive these expected labor credits, or a sufficient portion of them, then the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer. In addition, while we are currently reviewing alternative programs in an effort to partially replace in the future the labor credits we receive under the existing program, there can be no assurance that we will be able to identify or qualify for an acceptable alternative program or that any such program will replace in the future the amount of labor credits we receive under the current program. In July 2006, we received the expected $2.4 million of payment from the Canadian government related to our 2004 claim. As of December 31, 2006, we had an accrued receivable of $6.2 million related to these labor credits recorded in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets and we expect to receive full payment under our labor credit claim.

At December 31, 2006 and 2005, we had cash and cash equivalents of $5.8 million and $6.3 million. Our working capital increased by $7.8 million to $43.4 million at December 31, 2006 from working capital of $35.6 million at December 31, 2005, primarily due to a decrease in the outstanding balance on our line of credit.

Cash Flows from Operating Activities. Net cash provided by operating activities in 2006 was $31.5 million, compared to net cash used in operating activities from continuing operations of $5.6 million in 2005 and $6.5 million in 2004. The $31.5 million of net cash provided by operating activities in 2006 resulted primarily from the $15.8 million increase in accounts payable related to the increase in our sales during the current year and the increase in sales resulting from the acquisition of the products business from GMRI in 2006, the $13.2 million decrease in inventory reflecting our efforts to optimize our inventory levels and the $4.0 million of income from our operations, partially offset by the $11.2 million increase in accounts receivable as of December 31, 2006 compared for December 31, 2005 due to increased open account sales.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $6.6 million in 2006, compared to net cash used in investing activities from continuing operations of $3.1 million in 2005 and $3.8 million in 2004. The $6.6 million of net cash used in investing activities in 2006 was primarily due to $3.4 million used to acquire the products business from GMRI in September 2006 and capital expenditures of $3.3 million during the year. The $3.1 million and $3.8 million net cash used in investing activities in 2005 and 2004 resulted primarily from the $3.2 million of capital expenditures in each of those years. The $3.3 million of capital expenditures in 2006 related to expenditures to support the continued expansion of our Philippines office, as well as the creation of enhanced electronic tools for our account executives and sales support staff, and purchases of equipment to replace or improve our servers and personal computers. The $3.2 million of capital expenditures in each of the years 2005 and 2004 related to expenditures to replace or improve our servers and personal computers, as well as the creation of enhanced electronic tools for our account executives and sales support staff. Also included in 2004 net cash used in investing activities from continuing operations was a $0.6 million earnout provision paid in 2004 relating to additional purchase price consideration for the acquisition of Pacific Business Systems, Inc. completed in 2002.

Cash Flows from Financing Activities. Net cash used in financing activities was $25.3 million in 2006, compared to net cash provided by financing activities from continuing operations of $8.4 million in 2005 and $9.9 million in 2004. The $25.3 million of net cash used in financing activities in 2006 was due to the $21.0 million repayment on our line of credit and $4.7 million decrease in book overdraft, which decrease was due to the timing of outstanding payments to vendors relative to the prior year. The $8.4 million of net cash provided by financing activities in 2005 resulted primarily from the $4.5 million net increase in our borrowings under our line of credit in order to finance the increase in accounts receivable and the $4.3 million increase in our book overdraft. The $9.9 million net cash provided by financing activities in 2004 resulted primarily from the $22.8 million net increase in our borrowings under our line of credit, which was used to finance the $20.7 million increase in accounts receivable as of December 31, 2004 compared to December 31, 2004, as well as the $2.0 million net increase in note payable primarily due to an aggressive program to obtain early-pay discounts, and the $2.3 million of proceeds resulting from stock issued related to exercise of stock options. These increases in cash provided by financing activities in 2004 were partially offset by the $17.1 million decrease in book overdraft, which decrease was due to the timing of outstanding payments to vendors relative to the prior year.

Line of Credit and Note Payable. We maintain an asset-based revolving credit facility from a lending unit of a large commercial bank that commenced in March 2001. In March 2003, the credit facility was amended to extend the term by an additional three years to expire in March 2007, and contained improved terms. In September 2005, the credit facility was amended to, among other things, increase the total line of credit from $75.0 million to $100.0 million and the maturity date of the facility was extended from March 2007 to March 2008.

The credit facility functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and bears interest at the prime rate or an option to select the London

Interbank Offered Rate (“LIBOR”) plus a spread of 2.0% or 2.50%, depending on certain earnings targets and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75.0 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80.0 million. At December 31, 2006, our effected weighted average interest rate was 7.91% and we had $32.5 million of net working capital advances outstanding under the line of credit. At December 31, 2006, we had $29.7 million available to borrow for working capital advances under the line of credit. The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at December 31, 2006. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early-pay discounts.

In connection with and as part of the credit facility, we entered into a term note, with a borrowing base of $3.5 million and which matures in September 2011. As of December 31, 2006, we had borrowed $3.5 million under the term note, payable in equal monthly principal installments, plus interest at the prime rate with a LIBOR option. At December 31, 2006, we had $2.25 million outstanding under the term note, at an effective interest rate of 8.25%. Our term note matures as follows: $500,000 annually in each of the years 2007 through 2010 and $250,000 thereafter.

For a detailed discussion of our line of credit and note payable, see Note 8 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this report.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2006 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Item 8, Part II of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations
Long-term debt obligation (a) (Note 8)	$2,250	$500	$1,000	$750	$—
Purchase obligations (b) (Note 10)	3,729	3,617	112	—	—
Operating lease obligations (Note 10)	7,679	3,810	3,774	95	—

Total contractual obligations	$13,658	$7,927	$4,886	$845	$—

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Other commercial commitment
Line of credit (a) (Note 8)	$32,477	$32,477	$—	$—	$—

(a)	Long-term debt obligation and line of credit exclude interest, which is based on a variable rate tied to the prime rate or LIBOR plus a spread, at our option.

(b)	Purchase obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 10 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

For a discussion of related-party transactions, see Part II, Item 8, Note 16 of the Notes to the Consolidated Financial Statements of this report.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a significant impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which establishes a dual approach that requires the quantification of financial statement errors on a single quantification framework to be used by all public companies. Under SAB 108, financial statement errors will be quantified based on the effects of the error on each of a company’s financial statements and the related disclosures. This dual approach requires that errors be quantified under both the iron-curtain method, which focuses primarily on the effect of correcting the period-end balance sheet, and the roll-over method, which focuses primarily on the impact of an error on the income statement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 for our fiscal year ended December 31, 2006 did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a significant impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We believe that the adoption of FIN 48 will not have a significant impact on our consolidated financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-03 also provides that the presentation of such taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements, and disclose any such taxes that are reported on a gross basis, if material, for each period for which an income statement is presented. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. We believe that the adoption of EITF 06-03 will not have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. Under APB 20, a change in accounting principle was recognized as a cumulative effect of accounting change in the income statement of the period of the change. SFAS 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. The adoption of SFAS 154 did not have a significant impact on our consolidated financial statements.

On January 1, 2006, we adopted SFAS 123R using the modified prospective application method. SFAS 123R requires that we measure compensation cost for all unvested stock-based payment awards outstanding as of December 31, 2005 and new stock-based payment awards granted to employees and non-employee directors subsequent to the adoption of SFAS 123R based on estimated fair values as determined on their grant dates, adjusted for estimated forfeitures, and recognize compensation expense over the requisite service period (the vesting period). For the year ended December 31, 2006, we recognized stock-based compensation expense of $1.5 million in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, using the straight-line attribution method, and a related deferred income tax benefit of $0.6 million. Results for prior periods have not been restated pursuant to the modified prospective application method of SFAS 123R.

Prior to our adoption of SFAS 123R on January 1, 2006, we accounted for options granted to employees using the intrinsic value method under APB 25, as allowed under SFAS 123. See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for the pro forma disclosure of our results of operations and loss per share as if the fair value based method had been applied to the periods prior to our adoption of SFAS 123R and the respective weighted average assumptions used in those periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and long-term debt. At December 31, 2006, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rate on our line of credit and note payable is tied to the prime rate or LIBOR, at our discretion. At December 31, 2006, we had $32.5 million outstanding under our line of credit and $2.25 million outstanding under our note payable. As of December 31, 2006, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowing under our line of credit would be to increase annual interest expense by $0.3 million.

It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, as of December 31, 2006, we did not have significant overall currency exposure.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PC Mall, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Los Angeles, California

March 2, 2007

PC MALL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	At December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,836	$6,289
Accounts receivable, net of allowances of $4,630 and $4,774	114,184	102,981
Inventories, net	51,268	64,448
Prepaid expenses and other current assets	8,497	8,330
Deferred income taxes	4,594	3,597

Total current assets	184,379	185,645
Property and equipment, net	8,055	8,416
Deferred income taxes	6,248	8,821
Goodwill	3,525	1,405
Intangible assets, net	931	449
Other assets	429	506

Total assets	$203,567	$205,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,837	$64,728
Accrued expenses and other current liabilities	20,215	20,839
Deferred revenue	11,964	10,440
Line of credit	32,477	53,517
Note payable – current	500	500

Total current liabilities	140,993	150,024
Note payable	1,750	2,250

Total liabilities	142,743	152,274

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,648,720 and 12,015,641 shares issued; and 12,354,520 and 11,721,441 shares outstanding, respectively	13	12
Additional paid-in capital	87,465	83,533
Treasury stock, at cost: 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	241	274
Accumulated deficit	(25,880)	(29,836)

Total stockholders’ equity	60,824	52,968

Total liabilities and stockholders’ equity	$203,567	$205,242

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Net sales	$1,005,820	$997,232	$978,320
Cost of goods sold	881,902	878,665	852,073

Gross profit	123,918	118,567	126,247
Selling, general and administrative expenses	113,500	118,555	121,706

Operating profit	10,418	12	4,541
Interest expense, net	3,940	3,058	2,044

Income (loss) from continuing operations before income taxes	6,478	(3,046)	2,497
Income tax expense (benefit)	2,522	(1,114)	1,019

Income (loss) from continuing operations	3,956	(1,932)	1,478
Loss from discontinued operation, net of taxes	—	(1,781)	(465)

Net income (loss)	$3,956	$(3,713)	$1,013

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.33	$(0.17)	$0.13
Loss from discontinued operation, net of taxes	—	(0.15)	(0.04)

Net income (loss)	$0.33	$(0.32)	$0.09

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.31	$(0.17)	$0.12
Loss from discontinued operation, net of taxes	—	(0.15)	(0.04)

Net income (loss)	$0.31	$(0.32)	$0.08

Weighted average number of common shares outstanding:
Basic	12,052	11,652	11,119
Diluted	12,908	11,652	12,145

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Deferred Stock-Based	Treasury	Accumulated Other Comprehensive	Accumulated
	Outstanding	Amount	Capital	Compensation	Stock	Income	Deficit	Total
Balance at December 31, 2003	10,871	$11	$78,032	$—	$(1,015)	$1	$(27,136)	$49,893
Stock option exercises, including related income tax benefit	686	1	6,091	—	—	—	—	6,092
Compensatory stock option grant	—	—	2,000	(2,000)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	667	—	—	—	667
Non-cash stock-based compensation	—	—	839	—	—	—	—	839
Capital contributed by minority stockholders of subsidiary, net	—	—	16,739	—	—	—	—	16,739
Minority interest in IPO proceeds	—	—	(4,529)	—	—	—	—	(4,529)

Subtotal								69,701
Net income	—	—	—	—	—	—	1,013	1,013
Translation adjustments	—	—	—	—	—	197	—	197

Comprehensive income	—	—	—	—	—	—	—	1,210

Balance at December 31, 2004	11,557	12	99,172	(1,333)	(1,015)	198	(26,123)	70,911
Stock option exercises, including related income tax benefit	164	—	611	—	—	—	—	611
Amortization of deferred stock-based compensation	—	—	—	125	—	—	—	125
Spin-off of eCOST.com	—	—	(16,250)	1,208	—	—	—	(15,042)

Subtotal								56,605
Net loss	—	—	—	—	—	—	(3,713)	(3,713)
Translation adjustments	—	—	—	—	—	76	—	76

Comprehensive loss	—	—	—	—	—	—	—	(3,637)

Balance at December 31, 2005	11,721	12	83,533	—	(1,015)	274	(29,836)	52,968
Stock option exercises	633	1	913	—	—	—	—	914
Stock-based compensation expense	—	—	1,532	—	—	—	—	1,532
Vested stock option and warrant issued to non-employees	—	—	814	—	—	—	—	814
eCOST NOLs allocated to PC Mall	—	—	673	—	—	—	—	673

Subtotal								56,901
Net income	—	—	—	—	—	—	3,956	3,956
Translation adjustments	—	—	—	—	—	(33)	—	(33)

Comprehensive income	—	—	—	—	—	—	—	3,923

Balance at December 31, 2006	12,354	$13	$87,465	$—	$(1,015)	$241	$(25,880)	$60,824

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$3,956	$(3,713)	$1,013
Loss from discontinued operations, net of taxes	—	1,781	465

Income (loss) from continuing operations	3,956	(1,932)	1,478
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,417	4,043	4,222
Provision (benefit) for deferred income taxes	2,249	(1,432)	(2,887)
Tax benefit related to stock option exercises	—	281	3,835
Non-cash stock-based compensation	1,532	105	415
Gain on sale of fixed assets	(13)	(60)	—
Loss on impairment of capitalized software	—	—	560
Change in operating assets and liabilities:
Accounts receivable	(11,203)	(10,588)	(20,736)
Inventories	13,180	14,409	486
Prepaid expenses and other current assets	(167)	(2,104)	(2,368)
Other assets	78	56	(94)
Accounts payable	15,806	(8,684)	5,225
Accrued expenses and other current liabilities	190	122	3,059
Deferred revenue	1,524	178	260

Total adjustments	27,593	(3,674)	(8,023)

Net cash provided by (used in) operating activities	31,549	(5,606)	(6,545)

Cash Flows From Investing Activities
Purchases of property and equipment	(3,327)	(3,177)	(3,167)
Acquisition of GMRI’s products business	(3,386)	—	—
Additional purchase price consideration for acquisition of PBS	—	—	(601)
Proceeds from sale of property and equipment	67	93	3

Net cash used in investing activities	(6,646)	(3,084)	(3,765)

Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(21,040)	4,490	22,825
Change in book overdraft	(4,697)	4,298	(17,145)
Repayment under note payable	(500)	(500)	(1,500)
Payments for deferred financing costs	—	(188)	(25)
Borrowings under note payable	—	—	3,500
Proceeds from stock issued under stock option plans	914	330	2,256

Net cash (used in) provided by financing activities	(25,323)	8,430	9,911

Effect of foreign currency on cash flow	(33)	76	197

Net cash used in continuing operations	(453)	(184)	(202)
Cash Flows From Discontinued Operation
Net cash flow from operating activities	—	(5,937)	(8,741)
Net cash flow from investing activities	—	5,937	(7,272)
Net cash flow from financing activities	—	—	16,013

Net cash flows from discontinued operation	—	—	—

Net decrease in cash and cash equivalents	(453)	(184)	(202)
Cash and cash equivalents at beginning of the period	6,289	6,473	6,675

Cash and cash equivalents at end of the period	$5,836	$6,289	$6,473

Supplemental Cash Flow Information
Interest paid	$3,479	$2,943	$1,960
Income taxes paid	153	121	504

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall and PC Mall Gov brands, our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, wareforce.com and onsale.com, and other promotional materials.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements included herein are presented on a consolidated basis and include our accounts and the accounts of all of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

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

Reclassifications

Certain reclassifications have been made to prior year financial statement amounts to conform to the 2006 presentation.

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

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. Our cash management programs result in utilizing available cash to pay down our line of credit. Checks issued but not presented for payment to the bank totaling $10.1 million and $14.8 million as of December 31, 2006 and 2005 were included in “Accounts payable” in our Consolidated Balance Sheets.

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

The following table presents the gross amounts of trade receivables for sales to customers on account and other receivables, which include all other types of receivables, mainly vendor receivables (in thousands):

	December 31,
	2006	2005
Trade receivables	$98,974	$93,168
Other receivables	19,840	14,587

Total gross accounts receivable	118,814	107,755
Less: Allowance for doubtful accounts receivable	(4,630)	(4,774)

Accounts receivable, net	$114,184	$102,981

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

Concentration of Credit Risk

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history and generally do not require collateral. We have historically incurred credit losses within management’s expectations. No customer accounted for more than 10% of trade accounts receivable at December 31, 2006 and 2005.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. At December 31, 2006 and 2005, we had reserves of $1.6 million and $2.2 million, reflecting lower of cost or market pricing and potential excess and obsolete inventory for demonstration purposes. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until delivery has occurred. As such, inventories include goods-in-transit to customers at December 31, 2006 and 2005.

Advertising Costs and Vendor Consideration

We account for advertising costs in accordance with Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” We produce and circulate direct response catalogs at various dates throughout the year. The costs of developing, producing and circulating each direct response catalog are deferred and amortized to advertising expense based on the life of the catalog, which is approximately eight weeks. Other non-catalog advertising expenditures are expensed in the period incurred. Total net advertising expenditures, which are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $12.4 million in 2006, compared to $15.6 million in 2005 and $19.0 million in 2004. Deferred advertising costs, which are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets, were $0.5 million and $1.1 million at December 31, 2006 and 2005.

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

Computers, software, machinery and equipment	1 – 7 years
Leasehold improvements	1 – 10 years
Furniture and fixtures	3 – 15 years
Building and improvements	5 – 31 years

We had $2.1 million and $2.0 million of unamortized internally developed software at December 31, 2006 and 2005. In December 2004, we recorded a charge of approximately $0.6 million to “Selling, general and administrative expenses” on our Consolidated Statements of Operations relating to an impairment of previously capitalized internally developed software.

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

Goodwill & Intangible Assets

Goodwill is carried at historical costs, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill during the fourth quarter of each year, using the present value of expected future cash flows and other techniques for determining fair value. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of our market capitalization. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from the annual impairment test, such loss will be recorded as a pre-tax charge to our operating income.

We amortize other intangible assets with definite lives generally on a straight-line basis over their estimated useful lives.

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

Income Taxes

We account for income taxes under the liability method as prescribed in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax basis and financial reporting amounts of existing assets and liabilities. We make certain estimates and judgments in determining income tax provisions and benefits, in assessing the likelihood of recovering our deferred tax assets and in evaluating our tax positions. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized. See Note 9 for more detailed information.

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

	December 31,
	2005	2004
Income (loss) from continuing operations (as reported)	$(1,932)	$1,478
Less stock compensation expense, net of taxes, determined under the fair value based method	(1,966)	(1,735)
Add stock compensation expense, net of taxes, included in reported income (loss) from continuing operations	—	—

Loss from continuing operations (pro forma)	$(3,898)	$(257)

Basic and diluted earnings (loss) from continuing operations per common share:
Basic – as reported	$(0.17)	$0.13
Basic – pro forma	(0.33)	(0.02)
Diluted – as reported	(0.17)	0.12
Diluted – pro forma	(0.33)	(0.02)

The following table presents the effect on “Net income (loss)” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

	December 31,
	2005	2004
Net income (loss) (as reported)	$(3,713)	$1,013
Less stock compensation expense, net of taxes, determined under the fair value based method	(1,966)	(2,617)
Add stock compensation expense, net of taxes, included in reported net income (loss)	—	913

Net income (loss) (pro forma)	$(5,679)	$(691)

Basic and diluted earnings (loss) per common share:
Basic – as reported	$(0.32)	$0.09
Basic – pro forma	(0.49)	(0.06)
Diluted – as reported	(0.32)	0.08
Diluted – pro forma	(0.49)	(0.06)

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	2005	2004
Risk free interest rates	3.88%	3.62%
Expected dividend yield	None	None
Expected lives	5 yrs.	6 yrs.
Expected volatility	99%	110%
Weighted average grant date fair value	$3.52	$13.52

Foreign Currency Translation

The local currency of our foreign operations is their functional currency. The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Accordingly, the assets and liabilities of our Canadian and Philippine subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in other comprehensive income (loss), a separate component of stockholders’ equity on our Consolidated Balance Sheets. All transaction gains or losses are recorded in the Consolidated Statements of Operations. These gains or losses were not material in any of the years presented in our consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a significant impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which establishes a dual approach that requires the quantification of financial statement errors on a single quantification framework to be used by all public companies. Under SAB 108, financial statement errors will be quantified based on the effects of the error on each of a company’s financial statements and the related disclosures. This dual approach requires that errors be quantified under both the iron-curtain method, which focuses primarily on the effect of correcting the period-end balance sheet, and the roll-over method, which focuses primarily on the impact of an error on the income statement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 for our fiscal year ended December 31, 2006 did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a significant impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We believe that the adoption of FIN 48 will not have a significant impact on our consolidated financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-03 also provides that the presentation of such taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements, and disclose any such taxes that are reported on a gross basis, if material, for each period for which an income statement is presented. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. We believe that the adoption of EITF 06-03 will not have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. Under APB 20, a change in accounting principle was recognized as a cumulative effect of accounting change in the income statement of the period of the change. SFAS 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. The adoption of SFAS 154 did not have a significant impact on our consolidated financial statements.

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

On April 11, 2005, we completed the spin-off of eCOST.com by distributing our 80.2% ownership interest in eCOST.com to our stockholders. We distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result, we distributed to our stockholders an aggregate of 14,000,000 shares of eCOST.com common stock, which had an aggregate market value of approximately $90.3 million based on the last sale price for eCOST.com common stock on the Nasdaq Stock Market on April 11, 2005.

The financial results of eCOST.com, which were historically reported as an operating segment, have been excluded from our results from continuing operations for 2005 and 2004 presented herein and have been presented as a discontinued operation. eCOST.com’s revenues, operating and non-operating results for all periods prior to April 12, 2005 are reflected in a single line item entitled “Income (loss) from discontinued operation, net of taxes” on our Consolidated Statements of Operations. Cash flows resulting from the discontinued operations of eCOST.com have been presented separately from cash flows resulting from our continuing operations.

The operating results of the discontinued operation of eCOST.com reported in “Loss from discontinued operation, net of taxes” in our Consolidated Statements of Operations through April 11, 2005, the completion date of the spin-off, were as follows (in thousands):

	December 31,
	2005	2004
Net sales	$59,781	$178,933

Loss before income taxes	$(3,252)	$(1,149)
Income tax benefit	(1,005)	(452)
Minority interest	466	232

Loss from discontinued operation, net of taxes	$(1,781)	$(465)

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

As a result of eCOST.com being included in our consolidated federal income tax return until completion of its spin-off from us, losses incurred by eCOST.com prior to its spin-off are reduced by any of our profits for 2005. Any remaining unused operating loss allocable to eCOST.com under federal tax law was carried forward to eCOST.com’s separate federal income tax returns and was available to offset eCOST.com’s operating profits earned as a stand-alone company beginning in 2006. Under the Tax Allocation and Indemnification Agreement, eCOST.com is not allocated any remaining unused operating loss under state or local law unless required under applicable state or local law.

4. Stock-Based Compensation

Stock-Based Benefit Plans

1994 Stock Incentive Plan

In November 1994, our Board of Directors and stockholders approved the 1994 Stock Incentive Plan, as amended in May 2000 and June 2002 and approved by our Board of Directors and stockholders (the “1994 Plan”), which provides for the grant of equity awards such as stock options, restricted stock or restricted stock units to our employees, officers, directors and consultants. The 1994 Plan has an “evergreen provision” which automatically increases the number of shares of our common stock available for issuance under the 1994 Plan as of January 1 of each year by three percent of our outstanding common stock as of December 31 of the immediately preceding fiscal year. Under the 1994 Plan, we may grant options (“Incentive Stock Options”) within the meaning of Section 422A of the Internal Revenue Code, or options not intended to qualify as Incentive Stock Options (“Nonstatutory Stock Options”).

The 1994 Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 1994 Plan, the Compensation Committee has the authority to select the employees, officers, directors and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the option, (ii) when the option becomes exercisable, (iii) the option’s exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant with respect to Incentive Stock Options, and (iv) the duration of the option (which may not exceed ten years). All options generally vest over three to five years, expire ten years from the grant date, are granted at exercise prices equal to the market price of our stock at grant date and are nontransferable other than by will or by the laws of descent and distribution. The Compensation Committee has delegated to our Chief Executive Officer the authority to approve option grants to eligible employees under the 1994 Plan (other than executive officers), subject to certain numerical limits.

As of December 31, 2006, a total of 1,517,041 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2006 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.

1995 Director Stock Option Plan

We adopted the Directors’ Non-Qualified Stock Option Plan (the “Director Plan”) in 1995. However, in May 2000, our Board of Directors and stockholders voted to terminate the Director Plan such that no further grants would be made thereunder, and further provided that non-employee directors are persons eligible to receive future options and other stock-based awards under the 1994 Plan, as discussed above. As of December 31, 2006, there were 5,000 options outstanding under the Director Plan.

Impact of the Adoption of SFAS 123R

On January 1, 2006, we adopted SFAS 123R using the modified prospective application method. SFAS 123R requires that we measure compensation cost for all unvested stock-based payment awards outstanding as of December 31, 2005 and new stock-based payment awards granted to employees and non-employee directors subsequent to the adoption of SFAS 123R based on estimated fair values as determined on their grant dates, adjusted for estimated forfeitures, and recognize compensation expense over the requisite service period (the vesting period). For the year ended December 31, 2006, we recognized stock-based compensation expense of $1.5 million in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, using the straight-line attribution method, and a related deferred income tax benefit of $0.6 million. Results for prior periods have not been restated pursuant to the modified prospective application method of SFAS 123R.

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

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the year ended December 31, 2006 pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding the expected term for options granted during the year ended December 31, 2006, we applied the simplified method set out in

SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. We computed our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options, which we determined to be six years. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. In 2006, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used for the current period:

Year Ended December 31, 2006
Risk free interest rate	4.75%
Expected volatility	95%
Expected term	6 years
Expected dividend yield	None

Stock-Based Payment Award Activity

The following table summarizes our stock option activity during the year ended December 31, 2006, and stock options outstanding and exercisable at December 31, 2006 for the above plans:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,627,608	$3.27
Granted	46,000	5.98
Exercised	(633,079)	1.44
Forfeited	(88,344)	5.16
Expired/cancelled	(13,155)	3.31

Outstanding at December 31, 2006	1,939,030	$3.84	6.50	$12,991

Exercisable at December 31, 2006	1,450,686	$3.37	5.92	$10,399

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2006, which was $10.54.

	Years Ended December 31,
	2006	2005	2004
Weighted average grant-date fair value of options granted during the period	$4.70	$3.52	$13.52
Total intrinsic value of options exercised during the period (in thousands)	3,472	736	10,247
Total fair value of shares vested during the period (in thousands)	1,565	3,121	3,006

Effective April 11, 2005, as a result of the spin-off of eCOST.com and the related special stock dividend, the exercise price of all options under the above plans was reduced by the pro rata effect of the reduction in our stock price.

As of December 31, 2006, there was $1.6 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize this cost over a weighted average period of 1.7 years.

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

Based on a preliminary purchase price allocation, which is subject to further review, we recorded $2.1 million of goodwill at the Core business segment and $1.3 million of intangible assets and furniture and equipment based on their estimated fair values at the date of acquisition as follows (in thousands):

At December 31, 2006
Goodwill	$2,120

Intangible assets:
Product backlog	581
Maintenance contracts	143
Tradenames	240
Software licenses	218
Non-compete agreements	20

Total intangible assets	1,202

Furniture and equipment	64

Total assets acquired	$3,386

We recorded approximately $0.6 million of amortization and depreciation expense during the year ended December 31, 2006 related to the estimated $1.3 million of intangible assets and furniture and equipment acquired in the GMRI transaction. For additional information on intangible assets and goodwill, see Note 7.

Beginning with September 8, 2006, the results of the acquired products business of GMRI have been included in our Core business segment results.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	At December 31,
	2006	2005
Computers, software, machinery and equipment	$29,352	$27,031
Leasehold improvements	4,867	4,057
Furniture and fixtures	3,529	3,484
Building and improvements	1,725	1,725
Land	912	912
Software development in progress	848	749

Subtotal	41,233	37,958
Less: Accumulated depreciation and amortization	(33,178)	(29,542)

Property and equipment, net	$8,055	$8,416

Depreciation and amortization expense for property and equipment for the years ended December 31, 2006, 2005 and 2004 totaled $3.7 million, $3.8 million and $3.9 million.

7. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of goodwill, all of which is held at the Core business segment, was as follows (in thousands):

Goodwill
Balance at December 31, 2004	$1,405
Activity	—

Balance at December 31, 2005	1,405
Addition	2,120

Balance at December 31, 2006	$3,525

We performed our annual impairment test for goodwill in the fourth quarter of 2006 and 2005. The estimated fair value of our Core business segment exceeded its net carrying value, and as such, we determined that no impairment of goodwill existed as of December 31, 2006 and 2005.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted Average Estimated	At December 31, 2006			At December 31, 2005
	Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patent, trademark & URLs	7	$922	$504	$418	$682	$453	$229
Customer relationship	5	555	499	55	555	388	167
Product backlog	Various (1)	581	422	160	—	—	—
Software licenses	3	218	24	194	—	—	—
Maintenance contracts	Various (1)	143	84	59	—	—	—
Non-compete agreements	5	118	80	38	98	61	37
Other	5	32	25	7	35	19	16

Total intangible assets		$2,569	$1,638	$931	$1,370	$921	$449

(1)	Amortization of these intangible assets, which relate to customer orders, are based on actual shipments of goods or performance of service.

Amortization expense for intangible assets was $0.7 million, $0.3 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004.

Estimated amortization expense for intangible assets, excluding intangible assets based on customer orders, in each of the next five years and thereafter is as follows: $0.2 million in 2007; $0.1 million in 2008; $0.1 million in 2009; $0.1 million in 2010; $0.1 million in 2011 and $0.1 million thereafter.

8. Line of Credit and Note Payable

We maintain an asset-based revolving credit facility from a lending unit of a large commercial bank that commenced in March 2001. In March 2003, the credit facility was amended to extend the term by an additional three years to expire in March 2007, and contained improved terms. In September 2005, the credit facility was amended to, among other things, increase the total line of credit from $75.0 million to $100.0 million and the maturity date of the facility was extended from March 2007 to March 2008. The agreement is substantially the same as our previous agreement, but has the following additional material provision changes: credit card receivables are included in the borrowing base up to $7.5 million; receivables of up to $5.0 million from our former subsidiary, eCOST.com, are included in the borrowing base; and the unused line fee provisions were amended to provide that the existing unused line fee of 0.25% per annum will be assessed on the unused portion of the credit facility up to $60.0 million, unless the outstanding borrowings under the credit facility exceed $75.0 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80.0 million. The amended agreement also included a line increase fee of $62,500, a syndication fee of $25,000 and an extension fee of $100,000, which we deferred (included in “Other assets” in our Consolidated Balance Sheets) and began amortizing over the remaining modified term of the agreement beginning in the third quarter of 2005.

The credit facility functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.0% or 2.50%, depending on certain earnings targets. At December 31, 2006, our effective weighted average interest rate was 7.91% and we had $32.5 million of net working capital advances outstanding under the line of credit. At December 31, 2006, we had $29.7 million available to borrow for working capital advances under the line of credit. The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at December 31, 2006.

In February 2005, we terminated a flooring credit facility, which functioned in lieu of a vendor trade payable for inventory purchases and did not bear interest if paid within terms specific to each vendor. We did not draw any substantial amounts on the flooring credit facility during 2005 and 2004.

In connection with and as a part of the line of credit, we entered into a term note. In May 2004, we amended the term note to increase the borrowing base from $2.0 million to $3.5 million and extend the maturity date from March 2005 to September 2011. As of December 31, 2006, we had borrowed $3.5 million under the term note, payable in equal monthly principal installments, plus interest at the prime rate with a LIBOR option. At December 31, 2006, we had $2.25 million outstanding under the term note, at an effective interest rate of 8.25%. Our term note matures as follows: $500,000 annually in each of the years 2007 through 2010 and $250,000 thereafter.

9. Income Taxes

Our income tax expense (benefit) consisted of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current
Federal	$130	$—	$—
State and local	143	37	71

Total – Current	273	37	71

Deferred
Federal	2,027	(1,019)	898
State and local	210	(171)	26
Foreign	12	39	24

Total – Deferred	2,249	(1,151)	948

Total income tax expense (benefit)	$2,522	$(1,114)	$1,019

The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

	2006	2005	2004
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.6	4.8	2.7
Non-deductible business expenses	1.5	(3.1)	3.9
Other	(1.2)	0.9	0.2

Total	38.9%	36.6%	40.8%

The significant components of deferred tax assets were as follows at December 31 (in thousands):

	2006	2005
Accounts receivable	$1,715	$1,834
Inventories	682	751
Property and equipment	1,281	1,026
Amortization	2,242	2,411
Accrued expenses and reserves	2,347	999
Tax credits and loss carryforwards	2,825	5,446
Other	(48)	(49)

Subtotal	11,044	12,418
Valuation allowance	(202)	—

Total	$10,842	$12,418

As of December 31, 2006, we recorded a valuation allowance of $0.2 million for certain state net operation loss carryforwards, which we believe it is more likely than not that the related deferred tax assets will not be realized. We had no valuation allowance for deferred tax assets as of December 31, 2005.

The exercise of stock options in 2005 resulted in a tax benefit that has been reflected as a reduction of taxes payable, an increase to deferred tax assets and an increase to additional paid-in capital. The benefit recorded to additional paid-in capital was $0.3 million for the year ended December 31, 2005. There was no benefit recorded to additional paid-in capital for the tax benefit related to the exercises of stock options during year ended December 31, 2006 due to our company being subject to alternative minimum taxes.

At December 31, 2006, we had state net operating loss carryforwards of $17.6 million, which begin to expire at the end of 2012, and federal net operating loss carryforwards of $8.9 million, which begin to expire at the end of 2019. At December 31, 2006, we had federal and state minimum tax credit carryforwards of approximately $175,000 and $11,000 which do not expire. In addition, at December 31, 2006, we had $0.7 million of unrecorded deferred tax assets for which a benefit will be recorded in additional paid-in-capital when realized upon future reduction of income tax payable.

We account for income taxes under the liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon sufficient taxable income within the carryback years and the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, if carryback is permitted in the tax law, the projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and the projections for future taxable income over the periods when the deferred tax assets are deductible, management believes it is more likely than not that we will realize all of these deductible differences, with the exception of certain state net operating loss carryforwards as noted above. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

10. Commitments and Contingencies

Commitments

We lease office and warehouse space and equipment under various non-cancelable operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. We also have minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year). As of December 31, 2006, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$3,810	$2,205	$1,569	$95	$—	$—	$7,679
Other commitments	3,617	70	42	—	—	—	3,729

Total minimum payments	$7,427	$2,275	$1,611	$95	$—	$—	$11,408

For the years ended December 31, 2006, 2005 and 2004, total rent expense, net of sublease income, totaled $4.4 million, $4.0 million and $3.9 million. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Legal Proceedings

On February 3, 2006, a purported class action lawsuit entitled Nicole Atkins, et al. v. PC Mall, Inc., et al. was filed in the Superior Court of California, Los Angeles County. The matter was thereafter submitted to arbitration before JAMS. The potential class consisted of all of the current and former outbound business account executives who worked for our PC Mall Sales subsidiary in California from February 3, 2002 through January 31, 2007. The lawsuit alleged that we improperly classified class members as “exempt” employees in violation of California’s wage and hour laws, that we failed to provide correctly itemized wage statements, and that we failed to provide employees with meal and rest breaks. It asserted that these practices violated various provisions of the California Labor Code and constituted unfair business practices. The Complaint sought unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief.

On January 31, 2007, we entered into a memorandum of understanding (the “MOU”) to settle the class action lawsuit. Under the MOU, we agreed to pay an aggregate of $1.5 million, which includes amounts to pay class members (shared proportionally among class members based on the number of verified class members and the amount of weeks worked during the class period), the plaintiffs’ attorneys’ fees and costs, enhanced payments for class representatives, and all funds needed for the administration of the settlement. We have the right to nullify the settlement in the event that 5% or more of the class members have opted out of the settlement. In exchange for the settlement payment, the plaintiff and all class members who do not opt out of the settlement will release us and our affiliates for all asserted and unasserted claims, known and unknown, relating to the class action. As part of the settlement, we continue to deny any liability or wrongdoing with respect to the claims made in the class action. While the settlement is subject to court or arbitrator approval, the MOU provides that it is intended to be binding and enforceable upon each of the parties. If the settlement is approved by the court or arbitrator, there will be a resulting judgment that dismisses the case with prejudice against all class members who do not opt out of the settlement.

As a result of the settlement discussed above, we recorded a charge of $1.7 million, which includes the settlement amount and other costs related to the lawsuit, in “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the year ended December 31, 2006.

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

11. Stockholders’ Equity

In July 1996, we announced a plan to repurchase up to 1,000,000 shares of our common stock. The shares may be repurchased from time to time at prevailing market prices, through open market or negotiated transactions, depending upon market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management determines additional purchases are not warranted. We will finance the repurchase plan with existing working capital. As of December 31, 2006, we have repurchased a cumulative total of 294,200 shares, which includes 254,200 shares repurchased under the program. We have not repurchased any shares of our common stock during 2006, 2005 or 2004.

12. Earnings (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of 644,000, 1,250,823 and 38,773 for the years ended December 31, 2006, 2005 and 2004 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income (Loss)	Shares	Per Share Amounts
Year Ended December 31, 2006:
Basic EPS
Income from continuing operations	$3,956	12,052	$0.33

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	856

Diluted EPS
Adjusted loss from continuing operations	$3,956	12,908	$0.31

Year Ended December 31, 2005:
Basic EPS
Loss from continuing operations	$(1,932)	11,652	$(0.17)

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted loss from continuing operations	$(1,932)	11,652	$(0.17)

Year Ended December 31, 2004:
Basic EPS
Income from continuing operations	$1,478	11,119	$0.13

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,026

Diluted EPS
Adjusted income from continuing operations	$1,478	12,145	$0.12

13. Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. We made a 25% matching contribution for amounts that did not exceed 4% of the participants’ annual compensation until March 31, 2004, at which time we terminated the matching provision. During 2004, we incurred approximately $42,000 of expenses related to the 401(k) matching component of this plan.

Stock Warrants and Options Issued to Non-employees

In October 2004, we issued options to purchase 45,000 shares of our common stock under our 1994 Plan to an investor and public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the options was reduced to $6.12 and the consultant received options to purchase 54,319 shares of eCOST.com common stock in the transaction. Of the original grant of options to purchase 45,000 shares, an aggregate of 7,500 shares of the options vested on the date of the grant, and the remaining shares vested quarterly over a one-year period from the date of grant. We valued the options at fair value based on a Black-Scholes fair value calculation. The options were valued at the date of grant and were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option. The options became fully vested in October 2005. We recorded a cumulative compensation expense of $0.4 million, of which approximately $0.1 million related to 2005 and $0.3 million related to 2004. The options were still outstanding at December 31, 2006.

In June 2003, we issued a warrant to purchase 30,000 shares of our common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five-year term, which vested monthly over a one year period from the date of grant. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the warrant was reduced to $1.59, and the consulting firm received a warrant to purchase 36,213 shares of eCOST.com common stock in the transaction. We valued the warrant at fair value based on a Black-Scholes fair value calculation. The warrant was valued at the date of grant and was measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the warrant. The warrant became fully vested in June 2004. We recorded a cumulative compensation expense of $0.4 million, of which approximately $0.1 million related to 2004. The warrant was still outstanding at December 31, 2006.

14. Comprehensive Income (Loss)

Our total comprehensive income (loss) was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$3,956	$(3,713)	$1,013
Other comprehensive income (loss):
Foreign currency translation adjustments	(33)	76	197

Total comprehensive income (loss)	$3,923	$(3,637)	$1,210

15. Segment Information

We operate in two reportable segments: (1) a rapid response supplier of technology solutions for businesses, government and educational institutions, as well as consumers, collectively referred to as “Core business” and (2) an online retailer of computer and consumer electronic products under the OnSale.com brand. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating profit (loss) for management reporting purposes.

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Core business	OnSale.com	Consolidated
Year Ended December 31, 2006
Net sales	$993,860	$11,960	$1,005,820
Gross profit	122,402	1,516	123,918
Operating profit (loss)	11,935	(1,517)	10,418

Year Ended December 31, 2005
Net sales	$987,324	$9,908	$997,232
Gross profit	117,708	859	118,567
Operating profit (loss)	2,453	(2,441)	12

Year Ended December 31, 2004
Net sales	$977,585	$735	$978,320
Gross profit	126,196	51	126,247
Operating profit (loss)	5,946	(1,405)	4,541

As of December 31, 2006 and 2005, we had total consolidated assets of $204.8 million and $205.2 million. Our management does not have available to them and does not use assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S. During the years ended December 31, 2006, 2005 and 2004, less than 1% of our total net sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our net sales in the years ended December 31, 2006, 2005 and 2004.

Our property and equipment are located in the following countries (in thousands):

	At December 31,
Location:	2006	2005
United States	$6,247	$7,189
Philippines	1,319	395
Canada	489	832

Property and equipment, net	$8,055	$8,416

16. Related-Party Transactions

Frank F. Khulusi, our President, Chief Executive Officer and Chairman of the Board of Directors, became a greater than 10% stockholder of eCOST.com in April 2005 as a result of the spin-off of eCOST.com to our stockholders. As a result of his direct and indirect beneficial interests in eCOST.com and us, eCOST.com became our related party.

In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”) entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. For the period between April 12, 2005 and December 31, 2005, we had net sales to eCOST.com of $31.6 million.

We also entered into certain other agreements with eCOST.com in conjunction with eCOST.com’s IPO as follows:

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

Tax Allocation and Indemnification Agreement

The Tax Allocation and Indemnification Agreement governs the respective rights, responsibilities and obligations of us and eCOST.com after eCOST.com’s IPO with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. See further discussion of this agreement in Note 3 and in Note 9.

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

Information Technology Systems Usage and Services Agreement

Under the Information Technology Systems Usage and Services Agreement, we provided eCOST.com with usage of telecommunications systems and hardware and software systems, information technology services and related support services, including maintaining eCOST.com’s management information and reporting systems and hosting its website. As consideration for the services and the usage of the hardware and software systems, eCOST.com paid a monthly fee of $40,000 and provided reimbursement for actual telecommunications systems usage charges. The agreement had a term of two years from eCOST.com’s IPO, but either party had the right to terminate the agreement earlier by providing the other party 180 days prior written notice of such termination. On March 1, 2006, eCOST.com notified us that it elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement.

Sublease Agreement

Under the Sublease Agreement, eCOST.com leased office space from us located at our corporate headquarters in Torrance, California, of approximately 11,000 square feet at $9,130 monthly base rent. In January 2006, the sublease was increased in rentable square feet to 14,300 at $11,869 monthly base rent. The sublease terminates in September 2007 pursuant to its terms; however, eCOST.com terminated this agreement effective June 30, 2006 in accordance with its termination rights under the agreement.

***

PC MALL, INC.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION

(unaudited, in thousands, except per share data)

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Net sales	$234,222	$234,119	$242,171	$295,308
Gross profit	29,431	28,992	31,556	33,939
Net income (loss)	(55)	395	1,908	1,708
Basic and diluted earnings (loss) per common share:
Basic	$(0.00)	$0.03	$0.16	$0.14
Diluted	(0.00)	0.03	0.15	0.13

	2005(2)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$238,374	$253,170	$244,039	$261,649
Gross profit	26,767	28,584	29,493	33,723
Income (loss) from continuing operations	$(2,985)	$(553)	$229	$1,377
Loss from discontinued operation, net of taxes	(1,182)	(599)	—	—

Net income (loss)	$(4,167)	$(1,152)	$229	$1,377

Basic and diluted earnings (loss) per common share from continuing operations:
Basic	$(0.26)	$(0.05)	$0.02	$0.12
Diluted	(0.26)	(0.05)	0.02	0.11

(1)	Includes the results of GMRI, which we acquired on September 7, 2006.
(2)	Reflects eCOST.com as a discontinued operation for all periods presented as a result of its spin-off in April 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our board of directors, audit committee, audit committee financial expert, code of business conduct and ethics, and other corporate governance matters is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

A list of our executive officers is included in Part I, Item 1 of this annual report under the caption “Executive Officers of the Registrant” and such information is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our code of business conduct and ethics is posted in the “Investor Relations” section of our website at www.pcmall.com. Any amendments to, or waivers from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be posted in the “Investor Relations” section of our website. We will provide a copy of our code of business conduct and ethics to any person, without charge, upon receipt of a written request directed to our Corporate Secretary at our principal executive offices.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors – Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors – Director Independence” and “Executive Compensation – Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Page Number
(1) Financial Statements	See Part II, Item 8, beginning on page 44

(2) Financial Statement Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004	See Part IV, Item 15, beginning on page 70

(3) Exhibits	See Part IV, Item 15, beginning on page 71

PC MALL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2006	$4,774	$4,651	$(4,795	)(a)	$4,630
December 31, 2005	2,846	3,851	(1,923	)(a)	4,774
December 31, 2004	2,014	2,678	(1,846	)(a)	2,846
Reserve for inventory for the years ended:
December 31, 2006	$2,202	$1,245	$(1,831	)(b)	$1,616
December 31, 2005	2,022	1,675	(1,495	)(b)	2,202
December 31, 2004	1,506	1,354	(838	)(b)	2,022
Sales returns reserve for the years ended:
December 31, 2006	$3,355	$24,469	$(24,942	)(c)	$2,882
December 31, 2005	3,415	28,684	(28,744	)(c)	3,355
December 31, 2004	2,509	33,744	(32,838	)(c)	3,415
Valuation allowance for deferred tax assets for the year ended:
December 31, 2006	$—	$202	$—		$202

(a)	Relates primarily to accounts written-off.
(b)	Relates primarily to excess and/or obsolete inventory written-off.
(c)	Relates to sales returns received and applied to sales returns reserve.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2000 (File No. 0-25790) filed with the Commission on April 2, 2001 (the “2000 Form 10-K”))

10.1*	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (incorporated herein by reference to Annex A to the Definitive Proxy Statement of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 24, 2002)

10.2*	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*	Employment Agreement, dated January 1, 1994, between Creative Computers, Inc. and Daniel J. DeVries (incorporated herein by reference to the 1995 Form S-1)

10.4*	Directors’ Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 1999 (File No. 0-25790) filed with the Commission on August 16, 1999)

10.7*	Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

10.9	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2002 (File No. 0-25790) filed with the Commission on March 31, 2003)

10.12*	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2004 (File No. 0-25790) filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.14	Master Separation and Distribution Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.56 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2004 (the “September 8, 2004 Form 8-K”))

10.15	Tax Allocation and Indemnification Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.57 to the September 8, 2004 Form 8-K)

10.16	Employee Benefit Matters Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.58 to the September 8, 2004 Form 8-K)

10.17	Registration Rights Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.59 to the September 8, 2004 Form 8-K)

10.18*	Form of Executive Non-Qualified Stock Option Agreement (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2004 (File No. 0-25790) filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.19*	Form of Executive Non-Qualified Stock Option Agreement (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.20	Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.21	Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.22*	Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Ted Sanders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2005 (the “March 25, 2005 Form 8-K”))

10.23*	Summary of Executive Bonus Plan (incorporated herein by reference to Exhibit 10.68 to the December 31, 2004 Form 10-K)

10.24*	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the March 25, 2005 Form 8-K)

10.25	Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.26*	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the December 31, 2005 Form 10-K)

10.27*	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.28	Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2005)

10.29*	Severance Agreement, dated January 31, 2006, between PC Mall Inc. and Daniel J. DeVries (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 3, 2006)

10.30	Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.31	Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.32*	Summary of Executive Salary and Bonus Arrangements

10.33*	Summary of Director Compensation Arrangements

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2006

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: March 12, 2007	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date
/s/ FRANK F. KHULUSI Frank F. Khulusi	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2007

/s/ THEODORE R. SANDERS Theodore R. Sanders	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2007

/s/ THOMAS A. MALOOF Thomas A. Maloof	Director	March 12, 2007

/s/ RONALD B. RECK Ronald B. Reck	Director	March 12, 2007

/s/ PAUL C. HEESCHEN Paul C. Heeschen	Director	March 12, 2007

***

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2000 (File No. 0-25790) filed with the Commission on April 2, 2001 (the “2000 Form 10-K”))

10.1*	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (incorporated herein by reference to Annex A to the Definitive Proxy Statement of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 24, 2002)

10.2*	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*	Employment Agreement, dated January 1, 1994, between Creative Computers, Inc. and Daniel J. DeVries (incorporated herein by reference to the 1995 Form S-1)

10.4*	Directors’ Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 1999 (File No. 0-25790) filed with the Commission on August 16, 1999)

10.7*	Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

10.9	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2002 (File No. 0-25790) filed with the Commission on March 31, 2003)

10.12*	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2004 (File No. 0-25790) filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.14	Master Separation and Distribution Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.56 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2004 (the “September 8, 2004 Form 8-K”))

10.15	Tax Allocation and Indemnification Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.57 to the September 8, 2004 Form 8-K)

10.16	Employee Benefit Matters Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.58 to the September 8, 2004 Form 8-K)

10.17	Registration Rights Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.59 to the September 8, 2004 Form 8-K)

10.18*	Form of Executive Non-Qualified Stock Option Agreement (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2004 (File No. 0-25790) filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.19*	Form of Executive Non-Qualified Stock Option Agreement (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.20	Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.21	Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.22*	Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Ted Sanders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2005 (the “March 25, 2005 Form 8-K”))

10.23*	Summary of Executive Bonus Plan (incorporated herein by reference to Exhibit 10.68 to the December 31, 2004 Form 10-K)

10.24*	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the March 25, 2005 Form 8-K)

10.25	Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.26*	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the December 31, 2005 Form 10-K)

10.27*	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.28	Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2005)

10.29*	Severance Agreement, dated January 31, 2006, between PC Mall Inc. and Daniel J. DeVries (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 3, 2006)

10.30	Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.31	Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.32*	Summary of Executive Salary and Bonus Arrangements

10.33*	Summary of Director Compensation Arrangements

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2006

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.

***