Form 10-K/A
period 2006-12-31
PC MALL INC
filed 2007-04-30
CIK 937941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0-25790

PC MALL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4518700
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

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

As of April 23, 2007, the registrant had 12,412,515 shares of common stock outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 12, 2007 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

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

Name	Age	Position	Director Since

Frank F. Khulusi	40	Chairman of the Board, President and Chief Executive Officer	1987
Thomas A. Maloof(2)	55	Director	1998
Ronald B. Reck(1)(2)	58	Director	1999
Paul C. Heeschen(1)(2)(3)	49	Director	2006

(1)	Member of our compensation committee.

(2)	Member of our audit committee.

(3)	Elected to become a member of our board of directors, including our audit committee and the compensation committee, effective February 6, 2006, to fill the vacancy caused by Mr. Mark C. Layton’s resignation, which was effective February 1, 2006.

Frank F. Khulusi is our co-founder and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987. Mr. Khulusi served as our President from our inception in 1987 until July 1999, and he resumed that office in March 2001.

Thomas A. Maloof has served as one of our directors since May 1998. Since January 2001, Mr. Maloof has served as the Chief Financial Officer of HMC, LLC, a hospitality company. From February 1998 to November 2000, Mr. Maloof served as President of Perinatal Practice Management, Inc. From September 1997 until February 1998, Mr. Maloof served as Chief Financial Officer of Prospect Medical Holdings. From January 1995 until September 1997, Mr. Maloof was the Chief Executive Officer of Prime Health of Southern California. From August 2004 through April 11, 2005, Mr. Maloof served on the board of directors of our former subsidiary, eCOST.com, Inc. Mr. Maloof also serves as a director for Farmer Brothers Coffee (Nasdaq: FARM) and The Ensign Group, a private nursing home company.

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

Corporate Governance

Identification of Our Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” The members of our audit committee are Thomas A. Maloof (Chair), Paul C. Heeschen and Ronald B. Reck. Our board of directors has determined that each of the members of our audit committee is “independent” as that term is defined in Rule 10A-3 promulgated under the Exchange Act and is an “independent director” as defined in Rule 4200(a)(15) of the Nasdaq listing standards. Our board of directors has determined that each of Mr. Maloof and Mr. Heeschen is an “audit committee financial expert” as that term is defined by regulations of the Securities and Exchange Commission, or “SEC.”

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy and Principles

The Compensation Committee of our Board of Directors establishes our executive compensation philosophy and principles and oversees our executive compensation programs. The following are the primary principles of our executive compensation, which together constitute our executive compensation philosophy:

•	link executive compensation to the creation of stockholder value;

•	reward contributions of executive officers that enhance our specific business goals; and

•	attract, retain and motivate high quality individuals.

Our executive compensation programs have been designed and adopted by the Compensation Committee in an effort to implement the above principles. The key elements of our executive compensation program include base salary, quarterly bonuses, stock incentive awards, health insurance and other perquisites. The discussion below describes each of the key elements of our executive compensation for the fiscal year ended December 31, 2006.

Executive Compensation Process

In establishing compensation, our Compensation Committee, among other things:

•	reviews the performance of our executive officers and each of the components of their compensation;

•	evaluates the effectiveness of our overall executive compensation program on a periodic basis; and

•	administers our stock and bonus plans and, within the terms of the respective stock plan, determines the terms and conditions of the issuances thereunder.

In addition, our Compensation Committee annually reviews and approves our corporate goals and objectives relative to our Chief Executive Officer’s compensation, evaluates his compensation in light of such goals and objectives, and has the sole authority to set the Chief Executive Officer’s compensation based on this evaluation. The Compensation Committee also reviews the Chief Executive Officer’s recommendations regarding the compensation of our other executive officers and sets compensation for these individuals based in part on the recommendations of the Chief Executive Officer.

Our Compensation Committee has not historically engaged compensation consultants to assist in the evaluation of our compensation practices and programs. However, in April 2007, the Compensation Committee engaged Towers Perrin, a nationally recognized compensation consulting firm, to advise the Committee on our executive compensation programs and to conduct an independent competitive executive officer compensation assessment, based upon which the consultant will advise and assist us in analyzing our executive compensation programs and revising and implementing any revisions to our executive compensation programs that may be determined by the Compensation Committee to be appropriate.

Total Compensation of Executive Officers

Our executive compensation programs consist primarily of cash compensation in the form of base salary and quarterly cash bonuses and long term incentive compensation in the form of stock options. Each of these components of executive compensation has been provided to satisfy our compensation principles after review of market executive compensation data and, for executives other than the Chief Executive Officer, based in part on input and recommendations made to the Compensation Committee by our Chief Executive Officer. In the 2006 fiscal year, each of our executive officers received cash compensation in the form of an annual base salary and quarterly cash bonuses. No additional long-term incentive compensation was given to any of the executive officers in 2006, as is further discussed below. In approving the compensation for the 2006 fiscal year for each of our named executive officers (other than the Chief Executive Officer), the Compensation Committee reviewed the Chief Executive Officer’s compensation recommendations and then determined each executive officer’s base salary, bonuses and equity compensation.

In determining the compensation for our Chief Executive Officer, in addition to the applicable factors set forth below, the Compensation Committee also took into consideration the record of his leadership and vision over the past 20 years; his close identification with us by our employees and vendors, the financial community and the general public; and the recognition by the Compensation Committee and others in our industry of the importance of his leadership to our continued success.

Please refer to the tables under the “Executive and Director Compensation” section below for a detailed presentation of the specific compensation earned by each of our named executive officers in the 2006 fiscal year.

Our Compensation Committee periodically reviews third party market compensation data gathered by our human resources department at the direction of the Compensation Committee in an effort to ensure that the total compensation provided to each of our executive officers remains competitive with peer companies while satisfying the other principles of our compensation philosophy. The data gathered and reviewed by the Compensation Committee in making its assessments of our executive compensation programs has included compensation data for other publicly traded direct marketing companies, including CDW Corporation, Insight Enterprises, Inc., PC Connection, Inc. and Zones, Inc., as well as other companies that are not direct marketers but which have revenues between $100 million and $1 billion and are located in the Southern California area.

We have not historically engaged a compensation consultant to assist us in establishing a peer group for comparative purposes. The Compensation Committee reviewed and considered comparative peer data in establishing our executive compensation programs and determined for each executive officer that it believed the total compensation provided to each such officer was within the range of total compensation paid to similarly situated executive officers in the reviewed data. However, the Compensation Committee did not establish any specific comparative percentile targets for our executives’ total compensation or any component of such compensation.

In establishing our executive compensation programs, we did not establish any quantitative formulas for determining the relative percentages of total compensation that any of these components of compensation should represent. This was partly because the bonus and stock option components of the compensation programs were intended to offer different levels of reward to our executives depending on our success in achieving our goal of improving our profitability and increasing stockholder value. Accordingly, the relative percentages of these components were not targeted at any specific levels.

Base Salaries

The base salaries we provide to our executive officers are intended as compensation for each executive officer’s ongoing contributions to the performance of the operational area(s) for which he or she is responsible. In keeping with our compensation philosophy to attract and retain individuals of high quality, executive officer base salaries have been targeted to be competitive with base salaries paid to executive officers of the peer companies described above based on data reviewed by the Compensation Committee and for executive officers other than our Chief Executive Officer were established in part based upon input from our Chief Executive Officer about retention requirements after discussions with individual executive officers.

The base salary levels of each of our executive officers are based on existing employment agreements we have with our executive officers and have been increased from time to time by the Compensation Committee. These base salaries are reviewed annually and adjusted from time to time from the original amounts provided in the employment agreements to recognize individual performance, promotions, competitive compensation levels, retention requirements and other subjective factors. In addition to adjustments made for competitive and retention reasons, the Committee has periodically adjusted executive officer base salaries based on its assessment of each executive’s performance and history with us and our overall budgetary considerations for salary increases.

Short-Term Incentive Compensation

Each of our named executive officers other than our General Counsel is eligible and participated in 2006 in our executive bonus plan, which was adopted by our Compensation Committee in February 2005. The plan was designed to award quarterly cash bonuses to eligible officers only in the event we achieved short-term financial goals. These financial goals consist of year-over-year quarterly improvements in our Core business segment adjusted income. The plan was intended to reward and motivate our executives and to align the interests of management with our stated objectives to focus on our profitability and increase shareholder value. Under this executive bonus plan, for each fiscal quarter of 2006, eligible executive officers participated in a bonus pool equaling an aggregate 10% of any amount by which our adjusted Core business pre-tax income for such quarter exceeded our adjusted Core business pre-tax income for the same quarter of the prior year. For purposes of the executive bonus plan, “adjusted income” is defined under the plan as our aggregate pre-tax income for the applicable quarter for our Core business segment (i.e., excluding our OnSale.com segment and our previous eCOST.com segment), less certain costs that are excluded from the calculation on a quarterly basis by the Compensation Committee in its sole discretion. Such adjustments were intended to allow the Committee to exclude expenses that it determined did not allow for a fair comparison of performance in the applicable quarters or expenses which it determined were not in the control of the eligible executives. The Compensation Committee retains discretion to award less than the full amount of the bonuses prescribed under the executive bonus plan as well as discretion as to the items to be excluded in the calculation of “adjusted income.” Historically, these excluded items have included stock-based compensation expense and litigation settlement charges.

The Committee allocated available amounts under the plan to eligible executive officers based on quarterly fixed percentages of the pool for our Chief Executive Officer and our Chief Financial Officer equal to 38% and 12%, respectively. Our remaining eligible executive officers, Kris Rogers and Dan DeVries, after assessment of the performance of the operational areas for which they were responsible, received 18%, 8%, 12%, 12%, and 6%, 6%, 12% and 13%, respectively, of the executive bonus pool for each of the first, second, third and fourth quarters of fiscal year 2006. In 2006, our Chief Executive Officer declined certain of his entitled quarterly bonus under the executive bonus plan, accepting only 59% of his total aggregate bonus for fiscal year 2006.

The bonuses paid to our General Counsel, Mr. Newton, were paid in accordance with his employment agreement and additional amounts were paid to him in the discretion of the Compensation Committee based in part upon the recommendation of our Chief Executive Officer after a non-quantitative evaluation of his contributions to us.

Long-Term Incentive Compensation

Our long-term incentive compensation has historically consisted only of stock option grants, which are provided under our 1994 Stock Incentive Plan and administered by the Compensation Committee. We have made periodic grants of stock options to executives for the purpose of aligning their long-term motivations with the interests of our stockholders and in consideration of the fact that we offer no other long-term, deferred or retirement compensation to our executive officers.

Stock options have generally been granted to our executive officers based on a subjective and market-based evaluation by the Compensation Committee (based in part upon recommendations from our Chief Executive Officer with respect to executive officers other than the Chief Executive Officer) of a recipient’s contributions and continuing value to us and the performance of his or her respective operational areas of responsibility. Compensation previously realized by our executive officers from the exercise of vested options has not been considered by our Compensation Committee when giving new equity awards but may be considered when making future grants. Our Compensation Committee does consider the amount of unexercised and unvested stock options held by an executive when making the decision to make additional stock option grants and in determining how many options to award. The Compensation Committee did not grant additional stock option or other long term equity incentive awards in part because it determined that it was necessary to more fully evaluate the impact of our adoption of SFAS 123R “Share-Based Payment,” which requires us to expense the compensation costs related to stock option awards ratably over their vesting periods.

From time to time, our Compensation Committee evaluates the structure of our long-term incentive programs and may make modifications to these programs to reflect our changing needs and our need to attract, retain and motivate our executive officers. These changes may be based, in part, on market conditions and the compensation programs of our competitors. As new long-term incentive instruments are frequently developed and since the tax and accounting treatment of various instruments are subject to change over time, management and the Compensation Committee plan to regularly review our compensation programs to determine whether these programs are accomplishing our goals in a cost-effective manner. In April of 2007, our Compensation Committee engaged a compensation consultant, Towers Perrin, in part to advise our Compensation Committee on future long-term incentive compensation for our executive officers.

Timing, Pricing and Terms of Stock Option Awards

We have generally considered option grants to our executive officers on an annual basis at regularly scheduled meetings of the Compensation Committee. Formal approval of stock option grants is obtained on the date of grant. We do not have, and do not intend to have, any program, plan or practice to time the grant of stock options in coordination with the release of material non-public information. We also do not have, and do not intend to have, any program, plan or practice to time the release of material non-public information for the purpose of affecting the value to executive compensation. The exercise price for stock options we have granted equals the closing price of our common stock on the grant date. We have granted fixed-price stock options that generally vest in equal quarterly installments usually over a three or four year period. Our option grants have not historically contained performance vesting features in part because of unfavorable accounting consequences associated with performance vesting prior to the adoption of SFAS 123R.

Because the value of stock option awards increase only if the price of our common stock increases after grant, the time vesting feature of our option grants has been intended as an important feature of each option designed to motivate our executive officers to enhance our stockholders’ value over a long-term period.

Employment Agreements and Severance and Change-in-Control Arrangements

In January 1995, prior to our initial public offering, we entered into an employment agreement with Frank F. Khulusi, our Chairman, President and Chief Executive Officer. Mr. Khulusi’s employment agreement, which was amended in December 2005, provides for one-year extensions unless it is terminated by us or Mr. Khulusi. Mr. Khulusi’s annual salary pursuant to his employment agreement has been increased periodically, and was most recently increased by our Compensation Committee, effective March 1, 2006, from $600,000 to $800,000. Previously, in May 2005, Mr. Khulusi voluntarily elected to reduce his annual base compensation from $800,000 to $600,000. Mr. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Mr. Khulusi’s employment agreement provides that he is entitled to certain severance benefits in the event that his employment is terminated by us without cause or by Mr. Khulusi for good reason or following a change of control as follows:

•	If Mr. Khulusi’s employment is terminated by the Company without cause (which may occur at any time upon 90 days’ advance written notice to Mr. Khulusi), the Company will pay him his salary through the end of the notice period and, in addition, a lump sum amount equal to two times the total salary and bonus compensation paid to him for the twelve months immediately preceding the notice of termination;

•	If Mr. Khulusi’s employment is terminated by him for good reason (which may occur upon 30 days’ advance written notice to the Company), including as a result of the Company notifying him of its decision to not renew the employment agreement for an additional period as described above, the Company will pay him a lump sum upon such termination equal to two times the total salary and bonus compensation paid to him for the twelve months immediately preceding the notice of termination; and

•	In the event of a change of control of the Company, upon consummation of the change of control, Mr. Khulusi’s employment agreement will terminate and he will receive a lump sum payment equal to two times the total salary and bonus compensation paid to him for the twelve months immediately preceding the change of control.

If the severance payment payable under his employment agreement in the event of a change of control, either alone or together with other payments he has the right to receive from us, would not be deductible (in whole or in part) by the Company as a result of the payment constituting a “parachute payment” under Section 280G of the Internal Revenue Code, the severance payment under the employment agreement will be reduced to the maximum deductible amount under the Code.

For the purposes of Mr. Khulusi’s employment agreement, a “change of control” of the Company will be deemed to have occurred if:

•	there is consummated (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s common stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company’s common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, (ii) any reverse merger in which the Company is the continuing or surviving corporation but in which securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from those who hold such securities immediately prior to the merger, or (iii) any sale, lease, exchange or other transfer (in one or more related transactions) of all, or substantially all, of the assets of the Company;

•	our stockholders approve a plan or proposal for the liquidation or dissolution of us;

•	any person other than Mr. Khulusi or certain of his relatives or affiliates become the direct or indirect beneficial owners of 20% or more of our common stock (other than as a result of purchases by such person directly from us); or

•	during any 12-month period, individuals who at the beginning of the period constitute our entire Board of Directors cease for any reason to constitute a majority thereof unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.

If Mr. Khulusi’s employment is terminated due to death or disability, the terms of his employment agreement require that he (or his beneficiaries, as applicable) be paid his salary through the end of the month in which the termination occurs. If Mr. Khulusi is terminated for cause (which may occur upon 30 days’ advance written notice to Mr. Khulusi), the terms of his employment agreement require that he be paid his salary through the end of the notice period.

In March 2005, we entered into a written employment agreement with Ted Sanders, our Chief Financial Officer. Prior to that time, our employment arrangements with Mr. Sanders were not memorialized in a written agreement. Pursuant to the terms of our agreement with Mr. Sanders, he is an “at will” employee and is currently entitled to an annual base salary of $300,000. Mr. Sanders is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, as well as to receive discretionary bonuses from time to time in the discretion of our Compensation Committee and our Chief Executive Officer. Mr. Sanders is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and is contingent upon his execution of a satisfactory severance and release agreement. Mr. Sanders is also entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees. Mr. Sanders’ employment agreement contains non-solicitation and non-compete provisions that will apply for two year and one year, respectively, following his termination.

In January 2000, we entered into an employment agreement with Kristin M. Rogers, our Executive Vice President, Sales. Pursuant to Ms. Rogers’ employment agreement, her compensation includes (i) an annual base salary and (ii) an annual bonus based upon the achievement of goals mutually agreed upon by us and Ms. Rogers. Pursuant to the terms of our agreement with Ms. Rogers, she is an “at will” employee and is currently entitled to an annual base salary of $300,000, which the Compensation Committee increased from $257,500, effective February 1, 2006. Ms. Rogers’ employment agreement also provides that in the event she is terminated by us without cause (as defined in her employment agreement), upon the execution of a separation agreement satisfactory to us, Ms. Rogers is entitled to receive a severance payment equal to six months of her base compensation and health insurance coverage for Ms. Rogers and her family for up to six months or for a shorter period if other employment is accepted by Ms. Rogers. The severance payments would be made in equal installments over the six month (or shorter) period, as applicable. Instead of receiving an annual bonus as set forth in her employment agreement, Ms. Rogers participates, in the discretion of our Compensation Committee, in our executive bonus plan, and is entitled to receive discretionary bonuses from time to time in the discretion of the Compensation Committee and our Chief Executive Officer. Ms. Rogers is entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In June 2004, we entered into an employment agreement with Robert I. Newton, our General Counsel and Secretary. Mr. Newton’s employment agreement was amended in February 2005. Pursuant to the terms of our agreement with Mr. Newton, he is an “at will” employee and is currently entitled to an annual base salary of $250,000. Mr. Newton is eligible to receive an annual bonus of up to $50,000, as well as discretionary bonus as determined from time to time by the Compensation Committee, and is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and is contingent upon his execution of a satisfactory severance and release agreement. Mr. Newton is eligible to participate in our employee benefit plans that are generally available to similarly situated employees. Pursuant to the terms of his employment agreement, the stock option to purchase 50,000 shares of common stock that Mr. Newton received on June 8, 2004 in connection with his hiring, and which vests in equal quarterly installments over a period of three years from the grant date, is subject to partial acceleration of vesting in the event of a change of control of the Company. Upon a change of control, as defined in the Company’s Amended and Restated 1994 Stock Incentive Plan, the aforementioned stock option will vest as to the next four unvested quarterly installments, if any, together with a prorated portion of the remaining unvested quarterly installment.

In January 2004, we entered into a written employment agreement with Dan DeVries, our Executive Vice President, Marketing. Pursuant to the terms of our agreement with Mr. DeVries, he is an “at will” employee and is currently entitled to an annual base salary of $257,000. Mr. DeVries is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, as well as to receive discretionary bonuses from time to time in the discretion of our Compensation Committee and our Chief Executive Officer. In January 2006, we entered into a severance agreement with Mr. DeVries, which was approved by our Compensation Committee, pursuant to which Mr. DeVries is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and is contingent upon his execution of a satisfactory severance and release agreement. Mr. DeVries is also entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In addition to the above discussed agreements, under the terms of our option agreements with our executive officers, upon the occurrence of (i) certain events resulting in a change of control of our company or (ii) certain major corporate transactions, all of the unvested stock options for our chief executive officer and chief financial officer will become fully vested and exercisable, subject to certain exceptions and limitations and a portion of the unvested stock options of our other executive officers will become vested and exercisable, subject to certain exceptions and limitations.

The employment agreements and severance and change-in-control benefits provided to our executives under these agreements were approved by our Compensation Committee following our negotiations with our executive officers and were determined to be reasonable and necessary in order to retain these individuals. Mr. Khulusi’s agreement was originally executed in 1995 and at that time we established certain change-in-control and severance protections for Mr. Khulusi. We believe that it is important to provide continued professional stability to those executive-level employees who helped build our company and whose leadership is important to our continued success. Further, we believe that the interests of our stockholders will be best served if the interests of our most senior management are aligned with them. Providing change in control benefits, including the severance and option acceleration benefits, is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of our stockholders.

Copies of each of the above-referenced employment agreements, as well as a summary of our executive bonus plan, are filed as exhibits to our original filing of this Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2007.

Perquisites and Other Benefits

We provide our executive officers, including our Chief Executive Officer, with perquisites that we believe are reasonable, competitive and consistent with our overall executive compensation program. We believe that our perquisites help us to hire and retain qualified executives. Our executive officers receive health care benefits in the form of subsidized health care insurance premium payments we made on behalf of our executives and their family members. Mr. Sanders, Ms. Rogers and Mr. Devries each receive monthly car allowances. For additional information regarding perquisites we provided to each of our named executive officers in 2006, please refer to the “Summary Compensation Table” below.

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1.0 million paid to the Chief Executive Officer or any of the other four most highly compensated executive officers. However, certain compensation meeting a tax law definition of “performance-based” is generally exempt from this deduction limit. We do not currently have a policy regarding qualification of cash compensation, such as salary and bonuses, for deductibility under Section 162(m). We have included provisions in the 1994 Stock Incentive Plan designed to enable grants of options and stock appreciation rights to executives affected by Section 162(m) to qualify as “performance-based” compensation. Such grants cannot qualify until they are made by a committee consisting of “outside directors” under Section 162(m). In fiscal 2006, our executives did not receive compensation at a level that exceeds the $1 million limit. However, the Compensation Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our stockholders. Given our changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully deductible. Accordingly, the Compensation Committee may from time to time deem it appropriate to approve elements of compensation for certain officers that are not fully deductible.

* * *

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for fiscal year 2006 awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers whose compensation exceeded $100,000. The individuals listed in the following table are sometimes referred to as the “named executive officers.”

					Non-Equity
				Option	Incentive Plan		All Other
		Salary	Bonus	Awards	Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)	($)(2)	($)		($)		($)

Frank F. Khulusi	2006	$767,702	—	$103,740	$157,357	(1)	$10,701	(3)	$1,039,500
President and CEO
Theodore R. Sanders	2006	300,000	—	81,691	84,384		16,721	(4)	482,796
Chief Financial Officer
Kristin M. Rogers	2006	296,403	$82,928	98,917	—		15,598	(4)	493,846
Executive Vice President, Sales
Daniel J. DeVries	2006	257,500	78,143	57,549	—		19,481	(4)	412,673
Executive Vice President, Marketing
Robert I. Newton	2006	250,000	90,000	159,980	—		4,955	(3)	504,935
General Counsel and Secretary

(1)	Excludes certain bonus amounts under our executive bonus plan, which were awarded to Mr. Khulusi by the Compensation Committee, but which Mr. Khulusi voluntarily declined to receive as follows: $13,718 and $38,228 relating to the quarters ended March 31, 2006 and June 30, 2006, and $55,955, representing half of his bonus relating the quarter ended September 30, 2006. In total, Mr. Khulusi elected not to receive bonus payments aggregating $107,901 for fiscal 2006.

(2)	Represents the dollar amounts associated with the named executive officers’ option grants that are recognized as stock-based compensation expense in the 2006 fiscal year for financial statement reporting purposes in accordance with SFAS 123R, resulting from the vesting in 2006 of options granted in the years 2004 and 2005. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 4 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2006.

(3)	Represents medical and dental insurance premiums we subsidized on behalf of the executive above and beyond pricing that is available to the general employee population.

(4)	Includes medical and dental insurance premiums we subsidized on behalf of the executive above and beyond pricing that is available to the general employee population and car allowances.

Grants of Plan-Based Awards (2006)

During 2006, we did not grant any plan-based awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End (2006)

The following table sets forth information regarding unexercised options for each of our named executive officers outstanding as of December 31, 2006.

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option	Option
	Options (#)		Options (#)		Exercise	Expiration
Name	Exercisable		Unexercisable		Price ($)	Date

Frank F. Khulusi	50,000		—		$2.84	06/10/2009
	62,500		37,500	(1)	6.23	10/28/2014
Theodore R. Sanders	25,000		—		0.90	08/15/2012
	13,000		—		2.84	06/10/2009
	1,800		—		0.74	08/31/2008
	40,000		—		0.76	09/21/2008
	40,000		—		0.60	04/17/2011
	25,000		15,000	(1)	6.23	10/28/2014
	17,500		17,500	(2)	4.41	06/28/2015
Kristin M. Rogers	27,500		—		0.90	08/15/2012
	34,500		—		3.23	01/19/2010
	40,000		—		0.60	04/17/2011
	25,000		15,000	(1)	6.23	10/28/2014
	25,000		25,000	(2)	4.41	06/28/2015
Daniel J. DeVries	7,500		—		0.75	07/01/2007
	22,737		—		0.90	08/15/2012
	35,000	(5)	—		2.84	06/10/2009
	15,086		—		0.65	06/15/2008
	42,606		—		0.60	04/17/2011
	12,500		12,500	(4)	6.23	10/28/2014
	10,000		10,000	(2)	4.41	06/28/2015
Robert I. Newton	41,667		8,333	(3)	6.92	06/08/2014
	25,000		25,000	(2)	4.41	06/28/2015

(1)	These options were granted on October 28, 2004 and vested as to 25% on grant date, with the remaining 75% vesting quarterly in equal installments over four years, with full vesting on October 28, 2008.

(2)	These options were granted on June 28, 2005 and vest quarterly in equal installments over three years, with full vesting on June 28, 2008.

(3)	These options were granted on June 8, 2004 and vest quarterly in equal installments over three years, with full vesting on June 8, 2007.

(4)	These options were granted on October 28, 2004 and vest quarterly in equal installments over four years, with full vesting on October 28, 2008.

(5)	This includes options to purchase 17,357 shares of our common stock that have been transferred pursuant to a divorce settlement.

Option Exercises and Stock Vested (2006)

The following table provides information regarding each exercise of stock option awards for each of our named executive officers during the fiscal year ended December 31, 2006.

Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)

Frank F. Khulusi	400,000	$2,219,000	(1)
Theodore R. Sanders	—	—
Kristin M. Rogers	—	—
Daniel J. DeVries	—	—
Robert I. Newton	—	—

(1)	Value realized was computed by calculating the difference between the market price of our stock at the exercise date, which was May 11, 2006, and the exercise prices of the options exercised.

Effect of eCOST.com Spin-Off on PC Mall Stock Options

On April 11, 2005, we completed the spin-off of all of the shares of eCOST.com, Inc. we owned to our stockholders. In connection with the spin-off, each holder of our common stock as of the March 28, 2005 record date received a dividend of approximately 1.2071 shares of eCOST.com common stock for every share of our common stock held as of the record date. In addition, and subject to certain limited exceptions, all options to purchase our common stock that were outstanding as of the date of the spin-off were adjusted to become options to purchase shares of both our common stock and eCOST.com common stock. The number of shares of eCOST.com common stock covered by these options is based upon the ratio of the number of shares of eCOST.com common stock distributed to our stockholders in the spin-off, divided by the total number of shares of our common stock outstanding on the record date for the spin-off. In addition, the exercise price for each adjusted option was allocated between the option to purchase our common stock and the option to purchase eCOST.com common stock based on the respective pre- and post-distribution prices of our common stock and eCOST.com common stock on the Nasdaq Global Market to preserve the intrinsic value and ratio of exercise to market price of the options both immediately before and immediately after the spin-off. Additional information with respect to the eCOST.com spin-off is set forth in the Information Statement we filed as an exhibit to our Form 8-K filed with the SEC on April 1, 2005.

As a result of the eCOST.com spin-off and the related adjustment to outstanding options relating to our common stock as discussed above, all of our named executives received a pro-rata share of options to purchase eCOST.com common stock based on the number of PC Mall options each held as of March 28, 2005. In January 2006, some of our named executives exercised their eCOST.com options as follows: Mr. Khulusi exercised an aggregate of 482,840 of such options, realizing a total value of $223,280; Mr. Sanders exercised 40,917 of such options, realizing a value of $13,096; Ms. Rogers exercised 33,195 of such options, realizing a value of $10,622; and Mr. DeVries exercised 194,708 of such options, realizing a value of $192,244. Any remaining unexercised options to purchase eCOST.com common stock terminated upon completion of the merger of eCOST.com’s and PFSweb, Inc. on February 1, 2006.

Pension Benefits (2006)

We do not provide any pension benefits to our named executive officers or any other employees.

Non-Qualified Deferred Compensation (2006)

We do not provide non-qualified deferred compensation to our named executive officers or any other employees.

Potential Payments Upon Termination or Change in Control (2006)

Provisions of our employment and change of control arrangements with the named executive officers and our equity incentive plan or individual award agreements thereunder provide for certain payments to our named executive officers at, following or in connection with a termination of their employment or a change of control of PC Mall. See “Employment Agreements and Severance and Change-in-Control Arrangements” in our Compensation Discussion and Analysis section above for a discussion of the specific circumstances that would trigger payments under the employment agreements with our named executive officers

The agreements pursuant to which we granted stock options to Mr. Khulusi and Mr. Sanders provide for full acceleration of vesting of their unvested options in the event of a change of control of our company. The agreements pursuant to which each of our other named executive officers received stock options provide that, in the event of a change of control, a portion of the unvested options then outstanding will become fully vested and exercisable if:

•	the option is not assumed or replaced (by an option or comparable cash incentive) by the successor entity as part of such transaction; or

•	the option is assumed or replaced, but such officer’s employment is terminated by the successor entity without cause or by the executive for “good reason” within twelve (12) months of the change of control.

Under our stock incentive plan, a change of control is deemed to occur upon:

•	the direct or indirect acquisition by any person or related group of persons of more than 50% of the total voting power our outstanding stock;

•	a change in the composition of our board over a period of 36 months or less such that a majority of our continuing directors cease to be members of our board;

•	a merger or consolidation in which we are not the surviving entity or in which we survive as an entity but in which more than 50% of the voting power of our outstanding securities are transferred to persons different from those who held such securities immediately prior to such merger; or

•	the sale, transfer or other disposition of all or substantially all of our assets or the liquidation or dissolution of us.

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from PC Mall. The information set forth in the table assumes, as necessary:

•	The termination and/or the qualified change in control event occurred on December 29, 2006 (the last business day of our last completed fiscal year);

•	The price per share of our common stock on the date of termination is $10.54 (the closing market price of our common stock on the Nasdaq Global Market on December 29, 2006); and

•	With respect to unvested stock options, the options are not assumed or replaced as described above.

			Death or
	Voluntary		Permanent		Change of		Involuntary
Name	Termination		Disability		Control		Termination

Frank F. Khulusi
Employment Agreement	$1,850,118	(1)(2)	See	(8)	$1,850,118	(2)(3)	$1,850,118	(2)(7)
Acceleration of Unvested Options	—		—		161,625	(5)	—

Total:	$1,850,118		—		$2,011,743		$1,850,118

Theodore R. Sanders
Employment Agreement	—		—		—		$150,000	(4)(7)
Acceleration of Unvested Options	—		—		$171,925	(5)	—

Total:	—		—		$171,925		$150,000

Kristin M. Rogers
Employment Agreement	—		—		—		$159,286	(6)(7)
Acceleration of Unvested Options	—		—		$139,881	(5)	—

Total:	—		—		$139,881		$159,286

Daniel J. DeVries
Employment Agreement	—		—		—		$128,750	(4)(7)
Acceleration of Unvested Options	—		—		$72,297	(5)	—

Total:	—		—		$72,297		$128,750

Robert I. Newton
Employment Agreement	—		—		—		$125,000	(4)(7)
Acceleration of Unvested Options	—		—		$132,334	(5)	—

Total:	—		—		$132,234		$125,000

(1)	This severance benefit is provided pursuant to Mr. Khulusi’s employment agreement if his employment with us is terminated by Mr. Khulusi for “good reason,” as defined in his employment agreement, including if we choose to not renew the agreement.

(2)	Estimated severance payment is to be made in a single lump sum payment upon the termination or change of control, as applicable.

(3)	Pursuant to the terms of his employment agreement, to the extent the severance payment payable to Mr. Khulusi in the event of a change of control, either alone or together with other payments he has the right to receive from us, would not be deductible (in whole or in part) by us as a result of the payment constituting a “parachute payment” under Section 280G of the Internal Revenue Code, the severance payment will be reduced to the maximum deductible amount under the Code.

(4)	Severance payments are to be made in equal installments over a period of six months following the date of termination.

(5)	Represents the value of outstanding stock options as of December 31, 2006 that would vest upon consummation of a change in control. Assumes that the vested options are immediately exercised and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. As described above, the option agreements of Mr. Khulusi and Mr. Sanders provide for the full acceleration of vesting upon a change of control. The option agreements of our other named executive officers provide for partial acceleration of vesting upon a change of control if certain additional conditions occur, as described above. The amounts indicated in the table for the other named executive officers assume that the additional conditions occurred at or following a change of control.

(6)	Includes $9,286 of severance benefit relating to costs to continue health insurance benefits for Ms. Rogers and her family. Payments are to be made in equal bi-monthly installments over the six month severance period following the date of termination. All severance payment obligations, however, shall cease as of a date on which Ms. Rogers obtains other employment during the six month severance period.

(7)	The amount indicated reflects payments upon a termination not for cause. In the event of the individual’s termination for cause, no payment would be payable, except that pursuant to Mr. Khulusi’s employment agreement, if he is terminated for cause (which may occur upon 30 days’ advance written notice), he is to be paid his salary through the end of the notice period.

(8)	Upon executive’s death, we are required to pay to executive’s beneficiaries or estate the compensation to which he is entitled through the end of the month in which death occurs. Upon executive’s disability, which in the sole opinion of the Board, if executive is not able to properly perform his duties for more than 270 days in the aggregate or 180 consecutive days in any twelve month period, then executive’s employment shall termination on the last day of the month in which the Board determines executive to be disabled and be entitled to executive’s compensation through executive’s last day of employment.

Director Compensation (2006)

The following table provides information regarding the compensation earned for services performed for us as a director by each member of our board of directors, other than directors who are also named executive officers, during the fiscal year ended December 31, 2006.

	Fees Earned or	Option Awards		All Other
Name	Paid in Cash ($)	($)(3)(4)		Compensation ($)	Total ($)

Thomas A. Maloof	$54,500	$100,769		—	$155,269
Ronald B. Reck	45,500	83,543		$1,669	130,712
Paul C. Heeschen(1)	40,500	32,932	(5)	—	73,432
Mark C. Layton(2)	10,500	12,273		—	22,773

(1)	Mr. Heeschen was appointed to our board of directors effective February 6, 2006 to fill the vacancy created by the resignation of Mr. Layton, as discussed below.

(2)	Effective February 1, 2006, Mr. Layton resigned from our board of directors, when PFSweb, Inc. completed its acquisition of eCOST.com, Inc., our former subsidiary. Mr. Layton is the Chairman and Chief Executive Officer of PFSweb. Mr. Layton exercised all of his exercisable options within the time period allotted after his resignation and had no outstanding option awards as of December 31, 2006.

(3)	As of December 31, 2006, each of our directors had the following aggregate number of option awards outstanding: Mr. Maloof — 86,000, Mr. Reck — 51,000 and Mr. Heeschen — 20,000. Mr. Layton, who resigned from our board effective February 1, 2006, had no options outstanding as of December 31, 2006.

(4)	Represents the dollar amount associated with the director’s option grant that is recognized as stock-based compensation expense in the 2006 fiscal year for financial statement reporting purposes in accordance with SFAS 123R, resulting from the vesting in 2006 of options granted in 2004, 2005 and 2006. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 4 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2006.

(5)	We granted no option awards to our directors in 2006, with the exception of the option award granted to Mr. Heeschen upon his appointment to our board of directors on February 6, 2006 as described below. The grant date fair value of this option award was $87,820.

During fiscal year 2006, we paid each non-employee director a quarterly retainer of $6,000, plus $2,500 for each regular board meeting attended in person or telephonically, $1,000 for each special board meeting attended in person or telephonically, $1,000 for each committee meeting attended in person, and $500 for each committee meeting attended telephonically. We also pay the chairperson of the Audit Committee of our Board of Directors an additional annual retainer of $12,500 (paid quarterly) for serving in such capacity. Directors who are employed by us or any of our affiliates are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings. We have entered into indemnification agreements, a form of which has been attached as an exhibit to our original filing of this Annual Report on Form 10-K, with each of our directors.

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

On February 6, 2006, we granted an option to purchase 20,000 shares of our common stock to Mr. Heeschen, who was elected to fill the vacancy on our board of directors created by the resignation of Mr. Layton on February 1, 2006. The foregoing option grant was made under our 1994 Stock Incentive Plan, as amended, and the option was granted at an exercise price of $5.55 per share (which was the fair market value as of the date of grant), vesting in equal quarterly installments over a two-year period, vesting in full upon a change of control, and expiring 10 years from the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Reck, Mr. Heeschen and Mark C. Layton served as members of our Compensation Committee during the fiscal year ended December 31, 2006. In February 2006, Mr. Layton resigned as a member of our board of directors and Mr. Heeschen was elected by our board of directors to fill the vacancy on our board of directors, Audit Committee and Compensation Committee created by Mr. Layton’s resignation. There are no Compensation Committee interlocks between us and other entities involving our executive officers and board members who serve as executive officers of such companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in PC Mall, Inc.’s Form 10-K for the year ended December 31, 2006 and PC Mall, Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

The Compensation Committee

Ronald B. Reck (Chair)
Paul C. Heeschen

* * *

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 23, 2007 by: (i) each of the named executive officers; (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage ownership is based on an aggregate of 12,412,515 shares of our common stock outstanding on April 23, 2007. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PC Mall, Inc., 2555 W. 190th Street, Suite 201, Torrance, California 90504.

			Percentage of
	Number of Shares		Shares Beneficially
Name of Beneficial Owner	Beneficially Owned		Owned

5% or Greater Stockholders:
Jonathan L. Kimerling(1)	1,171,000		9.4%
Boston Avenue Capital, LLC(2)	1,054,305		8.5
Dimensional Fund Advisors LP(3)	707,414		5.7
Wells Fargo and Company(4)	653,096		5.3
Citadel Limited Partnership(5)	652,238		5.3
Amre A. Youness(6)	622,000		5.0
Current Directors and Executive Officers:
Frank F. Khulusi	2,169,471	(7)	17.3
Theodore R. Sanders	168,967	(8)	1.3
Kristin M. Rogers	159,917	(9)	1.3
Daniel J. DeVries	133,464	(10)	1.1
Robert I. Newton	79,167	(11)	*
Thomas A. Maloof	77,250	(12)	*
Ronald B. Reck	73,500	(13)	*
Paul C. Heeschen	16,227	(14)	*
All current directors and executive officers as a group (8 persons)	2,860,606	(15)	21.7%

*	Less than 1%

(1)	Based on information contained in Schedule 13D/A filed on September 13, 2006 by Jonathan L. Kimerling and Four Leaf Management, LLC, Jonathan L. Kimerling has sole voting and dispositive power with respect to 1,171,000 shares of our common stock (includes all shares held by Mr. Kimerling in an investment retirement account and shares held as custodian on behalf of Joel Kimerling, Victoria Kimerling and Isabella Kimerling) and Four Leaf Management, LLC has sole voting and dispositive power with respect to 1,028,000 shares of our common stock. Mr. Kimerling is the sole managing member of Four Leaf Management LLC. The address for Mr. Kimerling and Four Leaf Management LLC is c/o Jonathan L. Kimerling, 2968 Cherokee Road, Birmingham, Alabama 35223.

(2)	Based on information contained in Schedule 13D/A filed on March 13, 2007 by Boston Avenue Capital, LLC, Value Fund Advisors, LLC and Charles M. Gillman, Boston Avenue Capital, LLC has sole voting and dispositive power with respect to 1,054,305 shares of our common stock. Boston Avenue Capital, LLC is managed by Value Fund Advisors, LLC, which is owned and managed by Charles M. Gillman. The address for Boston Avenue Capital, LLC is 415 South Boston, 9th Floor, Tulsa, Oklahoma 74103.

(3)	Based on information contained in Schedule 13G filed on February 9, 2007 by Dimensional Fund Advisors LP, Dimensional Fund Advisors LP has sole voting and dispositive power with respect to 707,414 shares of our common stock. According to the Schedule 13G, Dimensional Fund Advisors LP furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, collectively known as the “Funds.” The address for Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, California 90401.

(4)	Based on information contained in Schedule 13G/A filed on March 9, 2007 by Wells Fargo and Company and Wells Capital Management Incorporated, Wells Fargo and Company has sole voting power with respect to 635,796 shares and sole dispositive power with respect to 653,096 shares of our common stock, and Wells Capital Management Incorporated has sole voting power with respect to 600,696 shares and sole dispositive power with respect to 653,096 shares of our common stock. Wells Fargo and Company is the parent holding company of Wells Capital Management Incorporated, which is a registered investment advisor. The address for Wells Fargo and Company is 420 Montgomery Street, San Francisco, California 94104 and the address for Wells Capital Management Incorporated is 525 Market Street, San Francisco, CA 94105.

(5)	Based on information contained in Schedule 13G filed on April 4, 2007 by Citadel Limited Partnership, Citadel Investment Group, L.L.C., Kenneth Griffin, Citadel Equity Fund Ltd. and Citadel Derivatives Group LLC, each of the named parties share voting and dispositive power with respect to 652,238 shares of our common stock. The address for each of the named parties is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(6)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.

(7)	Consists of 1,647,596 shares held by the Khulusi Family Revocable Trust dated November 3, 1993, 400,000 shares held by Frank F. Khulusi, and 121,875 shares underlying options which are presently vested or will vest within 60 days of April 23, 2007.

(8)	Consists of 168,967 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2007.

(9)	Consists of 159,917 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2007.

(10)	Includes 132,864 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2007.

(11)	Consists of 79,167 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2007.

(12)	Consists of 77,250 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2007.

(13)	Includes 48,500 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2007.

(14)	Includes 12,500 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2007.

(15)	This figure includes an aggregate of 801,040 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2007.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options and warrants under all of our equity compensation plans as of December 31, 2006:

	Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity Compensation Plans Approved by Security Holders	1,909,030	$3.88	1,517,041	(1)
Equity Compensation Plans Not Approved by Security Holders(2)	30,000	1.59	—

Total	1,939,030	3.84	1,517,041

(1)	Represents shares available for issuance under our 1994 Stock Incentive Plan, as amended, as of December 31, 2006. The 1994 Stock Incentive Plan, as amended, contains an evergreen provision pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 1994 Stock Incentive Plan, as amended, will increase by a number of shares equal to 3% of the outstanding shares on December 31 of the preceding year. On January 1, 2007, an additional 370,635 shares became available under the plan pursuant to the evergreen provision.

(2)	Represents a warrant to purchase 30,000 shares of our common stock issued in June 2003 to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99, adjusted to $1.59 on April 11, 2005 as a result of the adjustments made to outstanding options and warrants in connection with the spin-off of eCOST.com, with a five year term, and vested monthly over a one year period from the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

We have a written policy covering the review and approval of transactions with related persons, which policy requires that we comply with the Nasdaq continued listing standards. Our general counsel reviews and monitors the terms and conditions of all related party transactions and an independent committee of the board of directors approves all related party transactions.

Certain Relationships and Related Transactions

We have entered into indemnification agreements with each of our current directors and executive officers that provide the maximum indemnity available to directors and officers under Section 145 of the Delaware General Corporation Law and our amended and restated certificate of incorporation, as well as certain procedural protections. We have also entered into transactions with certain of our directors and officers, as described under the section “Executive Compensation.”

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed as a Senior Vice President of AF Services, LLC, a wholly-owned subsidiary of PC Mall, in fiscal year 2006 and earned compensation in the amount of $206,116. Sam U. Khulusi did not earn any bonus during 2006. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed as the President of AF Services, LLC in fiscal year 2006 and earned compensation in the amount of $334,404, which includes quarterly bonuses totaling $84,404. Mr. Abuyounes is entitled to six months severance based on his base salary in the event his employment is terminated by us without cause. Mr. Abuyounes is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Director Independence

Nasdaq listing standards require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the board of directors. After review of all of the relevant transactions or relationships between each director (and his family members) and us, our senior management and our independent registered public accounting firm, our board of directors has affirmatively determined that each of Messrs. Heeschen, Maloof and Reck is “independent” within the meaning of the applicable Nasdaq listing standards. Mark C. Layton served as a member of our board of directors and on our audit and compensation committees until his resignation from the board effective February 1, 2006. Our board of directors had determined that Mr. Layton was “independent” within the meaning of the applicable Nasdaq listing standards.

Each member of our board of directors serving on our audit and compensation committees is “independent” within the meaning of the applicable Nasdaq listing standards. The board of directors does not have a nominating committee. As permitted by the Nasdaq listing standards, in lieu of a nominating committee, nominations for director candidates are presented to the full board of directors for consideration and approval upon the recommendation of no less than a majority of the independent members of the board of directors as defined in Rule 4200(a)(15) of the Nasdaq listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for professional services it rendered to us for the audit of our annual financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those years was $892,500 in 2006 and $1,008,926 in 2005. Fiscal year 2005 also include services rendered and billed relating to the audit of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal year 2005 for assurance or related services regarding the performance of its audit or review of our financial statements, other than those reported above under the caption “Audit Fees” was $58,525. For fiscal 2005, the fees were primarily related to services performed in connection with the spin-off of eCOST.com in April 2005. No applicable fees were billed by PricewaterhousCoopers LLP in fiscal 2006.

Tax Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal years 2006 and 2005 for professional services rendered for tax compliance, tax advice or tax planning was $26,662 and $17,500, respectively.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements — See Part II, Item 8 — Financial Statements beginning on page 44 of our original filing of this Form 10-K.

(2)	Financial Statement Schedule II — Valuation and Qualifying Accounts — See page 70 of our original filing of this Form 10-K.

(3)	Exhibits — The following exhibits are filed or incorporated herein by reference as part of this report:

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)
3.2		Amended and Restated Bylaws of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2000 (File No. 0-25790) filed with the Commission on April 2, 2001 (the “2000 Form 10-K”))
10	.1*	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (incorporated herein by reference to Annex A to the Definitive Proxy Statement of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 24, 2002)
10	.2*	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))
10	.3*	Employment Agreement, dated January 1, 1994, between Creative Computers, Inc. and Daniel J. DeVries (incorporated herein by reference to the 1995 Form S-1)
10	.4*	Directors’ Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 1999 (File No. 0-25790) filed with the Commission on August 16, 1999)

Exhibit
Number		Description

10	.7*	Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)
10.9		Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2002 (File No. 0-25790) filed with the Commission on March 31, 2003)
10	.12*	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2004 (File No. 0-25790) filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))
10.14		Master Separation and Distribution Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.56 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2004 (the “September 8, 2004 Form 8-K”))
10.15		Tax Allocation and Indemnification Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.57 to the September 8, 2004 Form 8-K)
10.16		Employee Benefit Matters Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.58 to the September 8, 2004 Form 8-K)
10.17		Registration Rights Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.59 to the September 8, 2004 Form 8-K)
10	.18*	Form of Executive Non-Qualified Stock Option Agreement (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2004 (File No. 0-25790) filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))
10	.19*	Form of Executive Non-Qualified Stock Option Agreement (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)
10.20		Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))
10.21		Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)
10	.22*	Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Ted Sanders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2005 (the “March 25, 2005 Form 8-K”))
10	.23*	Summary of Executive Bonus Plan (incorporated herein by reference to Exhibit 10.68 to the December 31, 2004 Form 10-K)
10	.24*	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the March 25, 2005 Form 8-K)
10.25		Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)
10	.26*	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the December 31, 2005 Form 10-K)

Exhibit
Number		Description

10	.27*	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)
10.28		Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2005)
10	.29*	Severance Agreement, dated January 31, 2006, between PC Mall Inc. and Daniel J. DeVries (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 3, 2006)
10.30		Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)
10.31		Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)
10	.32* †	Summary of Executive Salary and Bonus Arrangements
10	.33* †	Summary of Director Compensation Arrangements
21	.1 †	Subsidiaries of PC Mall, Inc. as of December 31, 2006
23	.1 †	Consent of PricewaterhouseCoopers LLP
31	.1 †	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)
31	.2 †	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.3		Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1
31.4		Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1
32	.1 †	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2 †	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.

†	Previously filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 0-25790) filed with the Commission on March 12, 2007.

* * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC MALL, INC.
(Registrant)

By:	/s/ FRANK F. KHULUSI
Frank F. Khulusi
Chairman of the Board, President and
Chief Executive Officer

Date: April 30, 2007

PC MALL, INC.

EXHIBIT INDEX

Exhibit
Number	Description

31.3	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1
31.4	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1