Form 10-Q
period 2007-03-31
PC MALL INC
filed 2007-05-15
CIK 937941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 0-25790
PC MALL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4518700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
Yes ☐       No ☒
As of May 10, 2007, the registrant had 12,415,672 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts and share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,576	$5,836
Accounts receivable, net of allowances of $4,387 and $4,630	115,417	114,184
Inventories, net	41,122	51,268
Prepaid expenses and other current assets	8,328	8,497
Deferred income taxes	4,592	4,594

Total current assets	174,035	184,379
Property and equipment, net	7,675	8,055
Deferred income taxes	5,004	6,248
Goodwill	3,900	3,525
Intangible assets, net	803	931
Other assets	415	429

Total assets	$191,832	$203,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,889	$75,837
Accrued expenses and other current liabilities	20,493	20,215
Deferred revenue	11,251	11,964
Line of credit	26,826	32,477
Note payable — current	500	500

Total current liabilities	126,959	140,993
Note payable	1,625	1,750

Total liabilities	128,584	142,743

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,706,626 and 12,648,720 shares issued; and 12,412,426 and 12,354,520 shares outstanding, respectively	13	13
Additional paid-in capital	87,964	87,465
Treasury stock, at cost: 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	298	241
Accumulated deficit	(24,012)	(25,880)

Total stockholders’ equity	63,248	60,824

Total liabilities and stockholders’ equity	$191,832	$203,567

See Notes to the Consolidated Financial Statements.

PC MALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$256,780	$234,222
Cost of goods sold	224,968	204,791

Gross profit	31,812	29,431
Selling, general and administrative expenses	27,772	28,493

Operating profit	4,040	938
Interest expense, net	927	1,029

Income (loss) before income taxes	3,113	(91)
Income tax expense (benefit)	1,245	(36)

Net income (loss)	$1,868	$(55)

Basic and Diluted Income (Loss) Per Common Share
Basic	$0.15	$(0.00)
Diluted	0.14	(0.00)
Weighted average number of common shares outstanding:
Basic	12,382	11,731
Diluted	13,555	11,731
See Notes to the Consolidated Financial Statements.

PC MALL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock				Accumulated
			Additional		Other
			Paid-in-	Treasury	Comprehensive	Accumulated
	Outstanding	Amount	Capital	Stock	Income	Deficit	Total
Balance at December 31, 2006	12,354	$13	$87,465	$(1,015)	$241	$(25,880)	$60,824
Stock option exercises	58	—	183	—	—		183
Stock-based compensation expense	—	—	316	—	—	—	316

Subtotal	—	—	—	—	—	—	61,323

Net income	—	—	—	—	—	1,868	1,868
Translation adjustments	—	—	—	—	57	—	57

Comprehensive income	—	—	—	—	—	—	1,925

Balance at March 31, 2007	12,412	$13	$87,964	$(1,015)	$298	$(24,012)	$63,248

See Notes to the Consolidated Financial Statements.

PC MALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$1,868	$(55)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	986	950
Provision (benefit) for deferred income taxes	1,245	(36)
Stock-based compensation	316	452
Loss on disposal of fixed assets	35	—
Change in operating assets and liabilities:
Accounts receivable	(983)	(4,060)
Inventories	10,146	11,364
Prepaid expenses and other current assets	169	(916)
Other assets	16	(10)
Accounts payable	(8,618)	11,967
Accrued expenses and other current liabilities	(347)	(2,463)
Deferred revenue	(713)	(854)

Total adjustments	2,252	16,394

Net cash provided by operating activities	4,120	16,339

Cash Flows From Investing Activities
Purchases of property and equipment	(514)	(1,006)

Net cash used in investing activities	(514)	(1,006)

Cash Flows From Financing Activities
Repayments under note payable	(125)	(125)
Net payments under line of credit	(5,651)	(10,998)
Change in book overdraft	670	(5,563)
Proceeds from stock issued under stock option plans	183	63

Net cash used in financing activities	(4,923)	(16,623)

Effect of foreign currency on cash flow	57	(36)

Net decrease in cash and cash equivalents	(1,260)	(1,326)
Cash and cash equivalents at beginning of the period	5,836	6,289

Cash and cash equivalents at end of the period	$4,576	$4,963

Supplemental Cash Flow Information
Interest paid	$978	$907
Income taxes paid	242	35
Supplemental Non-Cash Investing Activity
Goodwill related to acquisition of GMRI’s products business (Note 3)	$383	$—
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
     We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 12, 2007, as amended on April 30, 2007, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.
2. Summary of Significant Accounting Policies and Recent Accounting Standards
Income Taxes
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. Our adoption of FIN 48 did not have an impact on our consolidated financial statements. See Note 6 below for more information.
Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective application transition method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as we formerly did, and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock option grants subsequent to December 31, 2005 and unvested stock options outstanding as of January 1, 2006.
     The modified prospective application transition method requires that compensation expense be recorded for all unvested stock options outstanding at the beginning of the first quarter of adopting SFAS 123R, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) and for new share-based payment awards granted subsequent to our adoption of

SFAS 123R, based on the grant date fair value estimated in accordance with SFAS 123R, both adjusted for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the modified prospective application transition method, our prior period financial statements were not restated to retrospectively apply SFAS 123R. In addition, under SFAS 123R, we elected to use the Black-Scholes option pricing model to value options we grant, which is consistent with our valuation model previously used for options in pro forma footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148.
Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a significant impact on our consolidated financial statements.
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
     In June 2006, the FASB ratified EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-03 also provides that the presentation of such taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements, and disclose any such taxes that are reported on a gross basis, if material, for each period for which an income statement is presented. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007, and have concluded that we will continue to report such taxes on a net basis in our consolidated statements of operations. As such, our adoption of EITF 06-03 did not have a significant impact on our consolidated financial statements.
3. Acquisition
     On September 7, 2006, PC Mall Gov, Inc. (“PC Mall Gov”), our wholly-owned subsidiary, acquired the products business of Government Micro Resources, Inc. (“GMRI”) pursuant to an Asset Purchase Agreement (the “Agreement”) for approximately $3.4 million in cash, including transaction costs. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items.
     Following the completion of the GMRI acquisition, during the first quarter of 2007, we completed our review of whether certain liabilities existed at the time of the acquisition. As a result of our review, we recorded an entry to adjust our preliminary purchase price allocation to increase the amount allocated to goodwill by approximately $0.4 million relating to net liabilities that we concluded existed at the time of the acquisition.

     Based on a preliminary purchase price allocation, which is subject to further review, we recorded the following assets and liabilities, including the $0.4 million discussed above, at the Core business segment based on their estimated fair values at the date of acquisition as follows (in thousands):

Other receivable	$250

Goodwill	$2,503

Intangible assets:
Product backlog	$581
Maintenance contracts	143
Tradenames	240
Software licenses	218
Non-compete agreements	20

Total intangible assets	1,202

Furniture and equipment	64

Total assets acquired	$4,019

Liabilities:
Accrued liabilities	$633

Net assets acquired	$3,386

     We recorded approximately $0.1 million of amortization and depreciation expense during the three months ended March 31, 2007 related to the estimated $1.3 million of intangible assets and furniture and equipment acquired in the GMRI transaction. For additional information on goodwill and intangible assets, see Note 4.
     Following the completion of the acquisition, the results of the acquired products business of GMRI have been included in our Core business segment.
4. Goodwill and Intangible Assets
Goodwill
     The change in the carrying amounts of goodwill, all of which is held at the Core business segment, was as follows (in thousands):

Goodwill
Balance at December 31, 2006	$3,525
Adjustment relating to purchase accounting	383
Other	(8)

Balance at March 31, 2007	$3,900

Intangible Assets
     The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted	At March 31, 2007			At December 31, 2006
	Average
	Estimated
	Useful Lives	Gross	Accumulated	Net	Gross	Accumulated	Net
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patent, trademark & URLs	7	$918	$520	$398	$922	$504	$418
Customer relationship	5	555	527	28	555	499	55
Product backlog	Various (1)	581	450	131	581	422	160
Software licenses	3	218	42	176	218	24	194
Maintenance contracts	Various (1)	143	110	33	143	84	59
Non-compete agreements	5	118	86	32	118	80	38
Other	5	32	27	5	32	25	7

Total intangible assets		$2,565	$1,762	$803	$2,569	$1,638	$931

(1)	Amortization of these intangible assets, which relate to customer orders, are based on actual shipments of goods or performance of service.
     Amortization expense for intangible assets was approximately $127,000 and approximately $48,000 for the three months ended March 31, 2007 and 2006.
     Estimated amortization expense for intangible assets, excluding intangible assets based on customer orders, in each of the next five years and thereafter is as follows: $160,000 in the remainder of 2007; $155,000 in 2008; $124,000 in 2009; $71,000 in 2010; $55,000 in 2011 and $74,000 thereafter.
5. Debt
     We maintain a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables. The credit facility has a maturity date of March 2008, bears interest at the prime rate or an option to select the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.0% to 2.5%, depending on certain earning targets, and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At March 31, 2007, our effective weighted average interest rate was 7.85% and we had $26.8 million of net working capital advances outstanding under the line of credit. At March 31, 2007, we had $16.8 million available to borrow for working capital advances under the line of credit.
     The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at March 31, 2007.
     In connection with and as a part of the line of credit, we entered into a term note, which is payable in equal monthly principal installments, plus interest at the prime rate with a LIBOR option. At March 31, 2007, we had $2.1 million outstanding under the term note, at an effective interest rate of 8.25%. Our term note matures as follows: $375,000 in the remainder of 2007, $500,000 annually in each of the years 2008 through 2010 and $250,000 thereafter.
     The carrying amounts of our line of credit borrowings and note payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.
6. Income Taxes
     We adopted FIN 48 on January 1, 2007. As of the adoption date, we had no material unrecognized tax benefits. We do not believe that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of March 31, 2007. We recognize penalties and interest accrued related to unrecognized tax benefits, if any, as part of income tax expense in our Consolidated Statements of Operations. As of January 1, 2007, we had no amounts accrued for income tax-related interest or income tax-related penalties on our Consolidated Balance Sheets.

     We conduct business through one or more of our subsidiaries in the U.S., Canada and the Philippines. We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Because we utilized or have available U.S. federal and state net operating loss carryforwards generated in certain jurisdictions for the years of 1997 through 2001, such jurisdictions for the respective tax years remain subject to examination by tax authorities. Except for the respective jurisdictions for the years indicated above, we are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. Tax returns for the 2006 fiscal year have not yet been filed as they are subject to extensions with the federal, state and foreign tax authorities.
7. Earnings (Loss) Per Share
     Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 9,100 and 2,260,440 for the three months ended March 31, 2007 and 2006 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.
     The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income		Per Share
	(Loss)	Shares	Amounts
Three Months Ended March 31, 2007:
Basic EPS
Net income	$1,868	12,382	$0.15

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,173

Diluted EPS
Adjusted net income	$1,868	13,555	$0.14

Three Months Ended March 31, 2006:
Basic EPS
Net loss	$(55)	11,731	$(0.00)

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted net loss	$(55)	11,731	$(0.00)

8. Comprehensive Income (Loss)
     Our total comprehensive income (loss) was as follows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$1,868	$(55)
Other comprehensive income (loss):
Foreign currency translation adjustments	57	(36)

Total comprehensive income (loss)	$1,925	$(91)

9. Segment Information
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
     Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

Three Months Ended March 31, 2007	Core business	OnSale.com	Consolidated
Net sales	$254,078	$2,702	$256,780
Gross profit	31,535	277	31,812
Operating profit (loss)	4,405	(365)	4,040

Three Months Ended March 31, 2006	Core business	OnSale.com	Consolidated
Net sales	$229,384	$4,838	$234,222
Gross profit	29,053	378	29,431
Operating profit (loss)	1,611	(673)	938
     As of March 31, 2007 and December 31, 2006, we had total consolidated assets of $191.8 million and $203.6 million. Our management does not have available to them and does not use assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.
10. Commitments and Contingencies
     Total rent expense under our operating leases, net of sublease income, was $1.1 million for the three months ended March 31, 2007 and $1.0 million for the three months ended March 31, 2006. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.
Legal Proceedings
     Material pending legal proceedings to the business, to which we became or were a party during the quarter ended March 31, 2007 or subsequent thereto, but before the filing of this report, are summarized below:
     On February 3, 2006, a purported class action lawsuit entitled Nicole Atkins, et al. v. PC Mall, Inc., et al. was filed in the Superior Court of California, Los Angeles County. The matter was thereafter submitted to arbitration. The potential class consisted of all of current and former outbound account executives who worked for our PC Mall Sales subsidiary in California from February 3, 2002 through January 31, 2007. The lawsuit alleged that we improperly classified class members as “exempt” employees in violation of California’s wage and hour laws, that we failed to provide correctly itemized wage statements, and that we failed to provide employees with meal and rest breaks. It asserted that these practices violated various provisions of the California Labor Code and constituted unfair business practices. The complaint sought unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief.
     On March 21, 2007, we entered into a settlement agreement to settle the class action lawsuit in accordance with a memorandum of understanding (the “MOU”) entered into on January 31, 2007. Under the MOU and the settlement agreement, we agreed to pay an aggregate of $1.5 million, which includes amounts to pay class members (shared proportionally among class members based on the number of verified class members and the amount of weeks worked during the class period), the plaintiff’s attorneys’ fees and costs, enhanced payments for class representative, and all funds needed for the administration of the settlement. We have the right to nullify the settlement in the event that 5% or more of the class members have opted out of the settlement. In exchange for the settlement payment, the plaintiff and all class members who do not opt out of the settlement will release us and our affiliates for all asserted and unasserted claims, known and unknown, relating to the class action. As part of the settlement, we continue to deny any liability or wrongdoing with respect to the claims made in the class action. While the settlement is subject to final court and arbitrator approval, the settlement agreement provides that it is intended to be binding and enforceable upon each of the parties. If the settlement is approved by the court and arbitrator, there will be a resulting judgment that dismisses the case with prejudice against all class members who do not opt out of the settlement.

     On March 28, 2007, the arbitrator granted the parties joint application for preliminary approval of the settlement and ordered that notices and claim forms be distributed to all class members. Class members will have through May 29, 2007 to submit a claim form and participate in the settlement, or in the alternative to opt out of the settlement or object to the settlement terms. The arbitrator scheduled a hearing for June 12, 2007 to finally approve the settlement agreement. In the event the arbitrator finally approves of the settlement, the parties thereafter anticipate seeking confirmation of the arbitrator’s ruling from the court.
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
     You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 12, 2007, as amended on April 30, 2007, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.
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
     We operate in two reportable segments: (1) a rapid response supplier of technology solutions for businesses, government and educational institutions, as well as individual consumers, collectively referred to as “Core business” and (2) an online retailer of computer and consumer electronic products under the OnSale.com brand. We allocate resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.
     Management regularly reviews our operating performance using a variety of financial and non-financial metrics, including sales, shipments, gross margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivable aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.
     A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented 27.1% and 17.8% of our net sales in the three months ended March 31, 2007 and 2006. Products manufactured by HP represented 19.8% and 23.3% of our net sales in the three months ended March 31, 2007 and 2006.
     In September 2006, our wholly-owned subsidiary, PC Mall Gov, acquired the products business of GMRI. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items. Following the completion of the acquisition, the results of the acquired products business of GMRI have been included in the public sector results of the Core business segment.
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
     Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 12, 2007, which we incorporate herein by reference.
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
     Stock-Based Compensation. On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as we formerly did, and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock option grants subsequent to December 31, 2005 and unvested stock options outstanding as of January 1, 2006.
     The modified prospective application transition method requires that compensation expense be recorded for all unvested stock options outstanding at the beginning of the first quarter of adopting SFAS 123R, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and for new share-based payment awards granted subsequent to our adoption of SFAS 123R, based on the grant date fair value estimated in accordance with SFAS 123R, both adjusted for estimated forfeitures. We estimate the grant date fair value of each stock option grant awarded pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options granted, we apply the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

	Three Months Ended
	March 31,
	2007	2006
Net sales	$256,780	$234,222
Cost of goods sold	224,968	204,791

Gross profit	31,812	29,431
Selling, general and administrative expenses	27,772	28,493

Operating profit	4,040	938
Interest expense, net	927	1,029

Income (loss) before income taxes	3,113	(91)
Income tax expense (benefit)	1,245	(36)

Net income (loss)	$1,868	$(55)

	Three Months Ended
	March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold	87.6%	87.4%

Gross profit	12.4%	12.6%
Selling, general and administrative expenses	10.8%	12.2%

Operating profit	1.6%	0.4%
Interest expense, net	0.4%	0.4%

Income (loss) before income taxes	1.2%	(0.0)%
Income tax expense (benefit)	0.5%	(0.0)%

Net income (loss)	0.7%	(0.0)%

Selected Other Operating Data

	Three Months Ended
	March 31,
	2007	2006
Commercial and public sector sales percentage	79.7%	75.9%
Consumer sales percentage (includes OnSale.com)	20.3%	24.1%
Commercial and public sector account executives (at end of period)	537	570

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
     Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Core business	$254,078	$229,384	$24,694	10.8%
OnSale.com	2,702	4,838	(2,136)	NMF	(1)

Total net sales	$256,780	$234,222	$22,558	9.6%

(1)	Not meaningful.
     Total net sales for the first quarter of 2007 increased by $22.6 million, or 9.6%, compared to total net sales for the first quarter of 2006. This increase was primarily attributable to the $24.7 million increase in Core business net sales, partially offset by the $2.1 million decrease in OnSale.com net sales.
     The increase in Core business net sales of $24.7 million for the first quarter of 2007 compared to the first quarter of 2006 was primarily due to growth in our commercial net sales of $15.8 million, or 9.7%, to $180.0 million. The growth in our commercial net sales resulted primarily from improved productivity of our commercial account executives serving the small and medium-size business market. Our commercial net sales included sales of $11.4 million in products to a single customer. In addition, our public sector net sales increased by $10.9 million, or 80.0%, to $24.6 million in the first quarter of 2007 compared to the first quarter of 2006, primarily due to our acquisition of the products business of GMRI in September 2006.
     These increases in Core business net sales were offset in part by a decrease in consumer net sales of $1.8 million, or 3.4%, to $49.4 million resulting primarily from a 37% decrease in advertising expenditures supporting the consumer market. This 3.4% decline in consumer net sales represents a continued, sequential improvement in our quarter over quarter consumer net sales comparisons, which improvement began in the last half of 2006. We believe the recent release of Adobe’s Creative Suite 3, which is compatible with Apple’s Intel processor-based Mac CPUs, may benefit our consumer sales in the near term. In addition, we believe that Apple’s anticipated release of OS X Leopard may benefit our consumer sales in the fourth quarter of 2007.
     OnSale.com net sales for the first quarter of 2007 were $2.7 million, a decrease of $2.1 million compared to the first quarter of 2006. The decrease in OnSale.com net sales in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to decreased advertising in the first quarter of 2007 in an effort to improve operating results.
     Total sales of products manufactured by Apple and HP represented 27.1% and 19.8% of total net sales for the quarter ended March 31, 2007 compared to 17.8% and 23.3% of total net sales for the quarter ended March 31, 2006.
     Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2007		2006		Change
		Gross Profit		Gross Profit
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
Core business	$31,535	12.4%	$29,053	12.7%	$2,482	(0.3)%
OnSale.com	277	10.3%	378	7.8%	(101)	2.5%

Total gross profit and gross profit margin	$31,812	12.4%	$29,431	12.6%	$2,381	(0.2)%

     Total gross profit for the first quarter of 2007 increased by $2.4 million, or 8.1%, compared to total gross profit for the first quarter of 2006. Total gross profit margin for the first quarter of 2007 decreased by 0.2% compared to the first quarter of 2006. The increase in total gross profit in the first quarter of 2007 compared to the same period last year resulted primarily from the $2.5 million increase in Core business gross profit. The decrease in total gross profit margin in the first quarter of 2007 compared to the same period last year was due to the decrease in Core business gross profit margin of 0.3%.
     The increase in Core business gross profit of $2.5 million for the first quarter of 2007 compared to the first quarter of 2006 was primarily the result of gross profit generated by the products business of GMRI that we acquired in September 2006 and the increase in net sales discussed above, partially offset by a decrease in vendor consideration of $0.4 million in the first quarter of 2007. The decrease in Core business gross profit margin of 0.3% in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to the negative impact of a 46 basis point decrease in margin relating to lower margin sales to a single customer of approximately $11.4 million in the first quarter of 2007 and a 46 basis point decrease relating to a decrease in vendor consideration partially offset by increases in product sales margin. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product or customer mix, product acquisition and shipping costs, competition and other factors.
     Gross profit for OnSale.com for the first quarter of 2007 was $0.3 million, a decrease of $0.1 million compared to the first quarter of 2006, primarily due to a decrease in OnSale.com’s net sales discussed above and a decrease in vendor consideration of approximately $40,000. OnSale.com’s gross profit margin for the first quarter of 2007 was 10.3% compared to 7.8% in the first quarter of 2006, an increase of 2.5%. This 2.5% increase in OnSale.com’s gross profit margin in the first quarter of 2007 was primarily due to further optimization of marketing efforts to promote higher margin products, as well as a 41 basis point increase in margin relating to vendor consideration received as a percentage of OnSale.com’s net sales.
     Selling, General and Administrative Expenses. The following table presents our selling, general and administrative (“SG&A”) expenses, by segment, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2007		2006		Change
		SG&A as a		SG&A as a			SG&A as a
	SG&A	% of Sales	SG&A	% of Sales	$	%	% of Sales
Core business	$27,130	10.7%	$27,441	12.0%	$(311)	(1.1)%	(1.3)%
OnSale.com	642	23.8%	1,052	21.7%	(410)	NMF	2.0%

Total SG&A expenses	$27,772	10.8%	$28,493	12.2%	$(721)	(2.5)%	(0.8)%

     Total SG&A expenses decreased by $0.7 million, or 2.5%, in the first quarter of 2007 compared with the first quarter of 2006. As a percent of sales, total SG&A expenses decreased to 10.8% in the first quarter of 2007 from 12.2% in the first quarter of 2006. The decrease in total SG&A expenses was due to the $0.3 million decrease in Core business SG&A expenses and the $0.4 million decrease in OnSale.com SG&A expenses.
     The decrease in Core business SG&A expenses of $0.3 million in the first quarter of 2007 compared to the same period last year was primarily due to a $1.7 million net strategic decrease in advertising expenditures primarily supporting our consumer business, partially offset by a $1.0 million increase in SG&A from our acquisition of the products business of GMRI.
     As a percent of net sales, SG&A expenses for Core business decreased to 10.7% in the first quarter of 2007 compared to 12.0% in the first quarter of 2006. The 1.3% decline in Core business SG&A expenses as a percent of net sales was primarily due to an 82 basis point decline in advertising expenditures, a 45 basis point decline in personnel costs and a 12 basis point decline in credit card related fees.
     In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program that is currently scheduled to terminate at the end of 2007. Under that program, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As a result, we have historically received a total of $2.8 million relating to our 2004 and 2003 claims since our participation in that program. We have filed our 2005 claim and we are in process of filing our 2006 claim. As of March 31, 2007, we had an accrued receivable of $7.0 million related to these labor credits and we expect to receive full payment under our labor credit claim. We are currently reviewing alternative programs in an effort to partially replace these labor credits upon the expiration of the program at the end of 2007; however, there can be no assurance that we will be able to identify or qualify for an acceptable alternative program or that any such program will replace in the future the amount of labor credits we receive under the current program. To the extent that we are not able to identify and qualify for an alternative program, the costs of operating our Canadian call center are expected to increase in the future, which would increase our Core business SG&A expenses.
     For OnSale.com, SG&A expenses in the first quarter of 2007 were $0.6 million, a decrease of $0.4 million from the first quarter of 2006 primarily due to a $0.2 million decrease in administrative and fulfillment expenses, a $0.1 million decrease in personnel costs and a $0.1 million decrease in advertising expenditures in the first quarter of 2007. OnSale.com SG&A expenses as a percent of net sales was 23.8% in the first quarter of 2007 compared to 21.7% in the first quarter of 2006, an increase of 2.0%. This increase of 2.0% in SG&A expenses as percent of net sales for OnSale.com was due to the 139 basis point increase in advertising expenditures as a percentage of net sales and a 105 basis point increase in personnel costs as a percentage of net sales resulting from the decrease in sales for OnSale.com.

     Net Interest Expense. Total net interest expense for the first quarter of 2007 decreased to $0.9 million compared with $1.0 million in the first quarter of 2006. The decrease in interest expense resulted from decreased average outstanding borrowings, partially offset by higher interest rates in effect during the first quarter of 2007 compared to the first quarter of 2006. If interest rates continue to rise in the future, we would expect interest expense on our borrowings to increase.
     Income Tax Expense (Benefit). We recorded an income tax expense of $1.2 million in the first quarter of 2007 compared to an income tax benefit of approximately $36,000 in the first quarter of 2006. Our effective tax rate for each of the quarters ended March 31, 2007 and 2006 was approximately 40%.
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
     We had cash and cash equivalents of $4.6 million at March 31, 2007 and $5.8 million at December 31, 2006. Our working capital increased by $3.7 million to $47.1 million at March 31, 2007 from working capital of $43.4 million at December 31, 2006.
     Cash Flows from Operating Activities. Net cash provided by operating activities was $4.1 million in the first quarter of 2007, compared to $16.3 million in the first quarter of 2006. The $4.1 million of net cash provided by operating activities in the first quarter of 2007 was primarily the result of a $10.1 million decrease in inventories reflecting seasonality, the $1.9 million of net income from our operations, partially offset by an $8.6 million decrease in gross accounts payable.
     The $16.3 million of net cash provided by operating activities in the first quarter of 2006 resulted primarily from a $12.0 million increase in gross accounts payable, which was mostly due to timing of payments to our vendors in the current period compared to the 2005 year end, and an $11.4 million decrease in inventories reflecting seasonality and our sell-through of year-end strategic buys for the holidays. These items contributing to the net cash provided by operating activities for the first quarter of 2006 were partially offset by a $4.1 million increase in accounts receivable primarily due to increased receivables from our vendors, and a $2.5 million decrease in accrued expenses and other current liabilities relating to the decreased accruals for mail-in rebates, audit fees and freight costs.
     Cash Flows from Investing Activities. Net cash used in investing activities was $0.5 million in the first quarter of 2007, compared to $1.0 million in the first quarter of 2006, related to capital expenditures in each period. The $0.5 million of capital expenditures in the first quarter of 2007 was primarily related to the creation of enhanced electronic tools for our account executives and sales support staff and the continued expansion of our Philippines office. The $1.0 million of capital expenditures in the first quarter of 2006 was primarily related to the expansion of our Philippines office, as well as the creation of enhanced electronic tools for our account executives and sales support staff.

     Cash Flows from Financing Activities. Net cash used in financing activities for the first quarter of 2007 was $4.9 million, compared to $16.6 million in the first quarter of 2006. The $4.9 million of net cash used in financing activities in the first quarter of 2007 was primarily related to $5.7 million of net payments on our outstanding balance of our line of credit, partially offset by a $0.7 million increase in book overdraft. The $16.6 million of net cash used in financing activities in the prior year quarter was primarily related to $11.0 million of net payments on our outstanding balance of our line of credit and a $5.6 million decrease in book overdraft, which were both due to the timing of outstanding payments to vendors relative to the prior period.
     Line of Credit and Note Payable. We maintain a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank that expires in March 2008. The credit facility functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and bears interest at the prime rate or an option to select the LIBOR plus a spread of 2.0% to 2.50%, depending on certain earnings targets and also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75.0 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80.0 million. At March 31, 2007, our effected weighted average interest rate was 7.85% and we had $26.8 million of net working capital advances outstanding under the line of credit. At March 31, 2007, we had $16.8 million available to borrow for working capital advances under the line of credit. The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at March 31, 2007. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and early-pay discounts.
     In connection with and as part of the credit facility, we entered into a term note, with a borrowing base of $3.5 million and which matures in September 2011. We borrowed $3.5 million under the term note, which is payable in equal monthly principal installments, plus interest at the prime rate with a LIBOR option. At March 31, 2007, we had $2.1 million outstanding under the term note, at an effective interest rate of 8.25%. Our term note matures as follows: $375,000 in the remainder of 2007, $500,000 annually in each of the years 2008 through 2010 and $250,000 thereafter.
     For a detailed discussion of our line of credit and note payable, see Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this report.
     As part of our growth strategy, we may, in the future, acquire other companies in the same or complementary lines of business, and pursue other business ventures. Any launch of a new business venture or any acquisition and the ensuing integration of the operations of the acquired company would place additional demands on our management, operating and financial resources.
Inflation
     Inflation has not historically had a material impact on our operating results; however, there can be no assurance that inflation will not have a material impact on our business in the future.
Dividend Policy
     We have not paid cash dividends on our capital stock and we do not currently anticipate paying dividends in the future. We intend to retain any earnings to finance the growth and development of our business.
Off-Balance Sheet Arrangements
     As of March 31, 2007, we did not have any off-balance sheet arrangements.
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
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:
•	our beliefs relating to the benefits to be received from our Philippines office and Canadian call center, including tax credits and reduction in labor costs over time;
•	our beliefs regarding changes in our total amount of unrecognized tax benefits;
•	our competitive advantages and growth opportunities;
•	our ability to increase profitability and revenues;
•	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
•	our ability to penetrate the public sector market;
•	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future advertising levels and the effect on consumer sales;
•	our belief that our consumer net sales may benefit in the near term from the recent release of Adobe’s Creative Suite 3 and that our consumer net sales may benefit in the fourth quarter from the anticipated release of Apple’s OS X Leopard;
•	our ability to capitalize on our inbound and outbound telemarketing activities and our expectations regarding related expense levels and their effect on profitability;
•	our ability to generate vendor supported marketing;
•	our ability to limit risk related to price reductions;
•	our use of management information systems and their need for future support or upgrade;
•	our expectations regarding competition;
•	our compliance with laws and regulations;
•	our acquisition strategy and the impact of any future acquisitions;
•	our expectations regarding our working capital, liquidity and cash flows from operations;
•	the impact on accounts receivable from our efforts to focus on commercial and public sector sales;
•	the likelihood that new laws and regulations will be adopted with respect to the Internet that may impose additional restrictions or burdens on our business;
•	our beliefs regarding the applicability of tax regulations;
•	our expectations regarding the impact of accounting pronouncements;
•	our plans and expectations relating to our growth strategy, capital needs and future financing.
     Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail under the heading “Risk Factors” in Item 1A, Part II of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents and long-term debt. At March 31, 2007, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.
     We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2007, we had $26.8 million outstanding under our line of credit and $2.1 million outstanding under our note payable. As of March 31, 2007, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by $0.3 million.
     It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, we did not have significant overall currency exposure as of March 31, 2007.
ITEM 4T. CONTROLS AND PROCEDURES
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
* * *

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Material pending legal proceedings to the business, to which we became or were a party during the quarter ended March 31, 2007 or subsequent thereto, but before the filing of this report, are summarized below:
     Material pending legal proceedings to the business, to which we became or were a party during the quarter ended March 31, 2007 or subsequent thereto, but before the filing of this report, are summarized below:
     On February 3, 2006, a purported class action lawsuit entitled Nicole Atkins, et al. v. PC Mall, Inc., et al. was filed in the Superior Court of California, Los Angeles County. The matter was thereafter submitted to arbitration. The potential class consisted of all of current and former outbound account executives who worked for our PC Mall Sales subsidiary in California from February 3, 2002 through January 31, 2007. The lawsuit alleged that we improperly classified class members as “exempt” employees in violation of California’s wage and hour laws, that we failed to provide correctly itemized wage statements, and that we failed to provide employees with meal and rest breaks. It asserted that these practices violated various provisions of the California Labor Code and constituted unfair business practices. The complaint sought unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief.
     On March 21, 2007, we entered into a settlement agreement to settle the class action lawsuit in accordance with a memorandum of understanding (the “MOU”) entered into on January 31, 2007. Under the MOU and the settlement agreement, we agreed to pay an aggregate of $1.5 million, which includes amounts to pay class members (shared proportionally among class members based on the number of verified class members and the amount of weeks worked during the class period), the plaintiff’s attorneys’ fees and costs, enhanced payments for class representative, and all funds needed for the administration of the settlement. We have the right to nullify the settlement in the event that 5% or more of the class members have opted out of the settlement. In exchange for the settlement payment, the plaintiff and all class members who do not opt out of the settlement will release us and our affiliates for all asserted and unasserted claims, known and unknown, relating to the class action. As part of the settlement, we continue to deny any liability or wrongdoing with respect to the claims made in the class action. While the settlement is subject to final court and arbitrator approval, the settlement agreement provides that it is intended to be binding and enforceable upon each of the parties. If the settlement is approved by the court and arbitrator, there will be a resulting judgment that dismisses the case with prejudice against all class members who do not opt out of the settlement.
     On March 28, 2007, the arbitrator granted the parties joint application for preliminary approval of the settlement and ordered that notices and claim forms be distributed to all class members. Class members will have through May 29, 2007 to submit a claim form and participate in the settlement, or in the alternative to opt out of the settlement or object to the settlement terms. The arbitrator scheduled a hearing for June 12, 2007 to finally approve the settlement agreement. In the event the arbitrator finally approves of the settlement, the parties thereafter anticipate seeking confirmation of the arbitrator’s ruling from the court.
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
     Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, Lenovo, Microsoft and Sony. For example, products manufactured by Apple accounted for approximately 27.1% and 17.8% of our total net sales for the quarters ended March 31, 2007 and 2006, and products manufactured HP accounted for approximately 19.8% and 23.3% of our total net sales for the quarters ended March 31, 2007 and 2006. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.
Certain of our key vendors provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.
     Certain of our key vendors, including Adobe, Apple, Cisco, HP, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with most of our key vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple or HP, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow.
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
     A significant portion of our working capital requirements has historically been funded through borrowings under our credit facility, which functions as a working capital line of credit and bears interest at the prime rate, with a LIBOR option, plus a spread of 2.0% to 2.50% depending on certain earnings targets. In connection with and as part of the line of credit, we also entered into a term note, bearing interest at the prime rate with a LIBOR option. If the variable interest rates on our line of credit and term note increase, we could incur greater interest expense than we have in the past. Rising interest rates, and our increased interest expense that would result from them, could negatively impact our results of operations and financial condition.
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
ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
***

PC MALL, INC.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC. (Registrant)
Date: May 15, 2007	By:	/s/ Theodore R. Sanders
Theodore R. Sanders
Chief Financial Officer (Duly Authorized Officer of the Registrant and Principal Financial Officer)

PC MALL, INC.
EXHIBIT INDEX

Exhibit
Number	Description

10.1	Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002