Form 10-Q
period 2007-06-30
PC MALL INC
filed 2007-08-14
CIK 937941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25790
PC MALL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4518700 (I.R.S. Employer Identification Number)
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
Yes ☐   No ☒
As of August 9, 2007, the registrant had 12,493,477 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts and share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,812	$5,836
Accounts receivable, net of allowances of $4,225 and $4,630	119,613	114,184
Inventories, net	50,601	51,268
Prepaid expenses and other current assets	11,238	8,497
Deferred income taxes	4,577	4,594

Total current assets	190,841	184,379
Property and equipment, net	7,193	8,055
Deferred income taxes	3,013	6,248
Goodwill	3,914	3,525
Intangible assets, net	669	931
Other assets	729	429

Total assets	$206,359	$203,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,516	$75,837
Accrued expenses and other current liabilities	22,351	20,215
Deferred revenue	10,565	11,964
Line of credit	8,329	32,477
Note payable - current	600	500

Total current liabilities	135,361	140,993
Note payable	3,600	1,750

Total liabilities	138,961	142,743

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,757,110 and 12,648,720 shares issued; and 12,462,910 and 12,354,520 shares outstanding, respectively	13	13
Additional paid-in capital	88,429	87,465
Treasury stock, at cost: 294,200 shares	(1,015)	(1,015)
Accumulated other comprehensive income	984	241
Accumulated deficit	(21,013)	(25,880)

Total stockholders’ equity	67,398	60,824

Total liabilities and stockholders’ equity	$206,359	$203,567

See Notes to the Consolidated Financial Statements.

PC MALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$262,958	$234,119	$519,738	$468,341
Cost of goods sold	229,026	205,127	453,994	409,918

Gross profit	33,932	28,992	65,744	58,423
Selling, general and administrative expenses	28,130	27,366	55,902	55,859

Operating profit	5,802	1,626	9,842	2,564
Interest expense, net	803	971	1,730	2,000

Income before income taxes	4,999	655	8,112	564
Income tax expense	2,000	260	3,245	224

Net income	$2,999	$395	$4,867	$340

Basic and Diluted Earnings Per Common Share
Basic	$0.24	$0.03	$0.39	$0.03
Diluted	0.22	0.03	0.36	0.03
Weighted average number of common shares outstanding:
Basic	12,431	11,990	12,407	11,861
Diluted	13,532	12,832	13,543	12,807
See Notes to the Consolidated Financial Statements.

PC MALL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock				Accumulated
			Additional		Other
			Paid-in-	Treasury	Comprehensive	Accumulated
	Outstanding	Amount	Capital	Stock	Income	Deficit	Total
Balance at December 31, 2006	12,354	$13	$87,465	$(1,015)	$ 241	$(25,880)	$60,824
Stock option exercises	109	—	292	—	—		292
Stock-based compensation expense	—	—	672	—	—	—	672

Subtotal	—	—	—	—	—	—	61,788

Net income	—	—	—	—	—	4,867	4,867
Translation adjustments	—	—	—	—	743	—	743

Comprehensive income	—	—	—	—	—	—	5,610

Balance at June 30, 2007	12,463	$13	$88,429	$(1,015)	$ 984	$(21,013)	$67,398

See Notes to the Consolidated Financial Statements.

PC MALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$4,867	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,970	1,938
Provision for deferred income taxes	3,245	224
Stock-based compensation	672	805
Loss on disposal of fixed assets	49	—
Change in operating assets and liabilities:
Accounts receivable	(5,179)	(9,154)
Inventories	667	24,153
Prepaid expenses and other current assets	(2,741)	(1,232)
Other assets	(293)	(1)
Accounts payable	(832)	875
Accrued expenses and other current liabilities	1,511	(4,453)
Deferred revenue	(1,399)	(703)

Total adjustments	(2,330)	12,452

Net cash provided by operating activities	2,537	12,792

Cash Flows From Investing Activities
Purchases of property and equipment	(909)	(1,968)

Net cash used in investing activities	(909)	(1,968)

Cash Flows From Financing Activities
Borrowings (repayments) under note payable	1,950	(250)
Net payments under line of credit	(24,148)	(12,214)
Change in book overdraft	18,511	(674)
Proceeds from stock issued under stock option plans	292	499

Net cash used in financing activities	(3,395)	(12,639)

Effect of foreign currency on cash flow	743	237

Net decrease in cash and cash equivalents	(1,024)	(1,578)
Cash and cash equivalents at beginning of the period	5,836	6,289

Cash and cash equivalents at end of the period	$4,812	$4,711

Supplemental Cash Flow Information
Interest paid	$1,827	$1,931
Income taxes paid	781	67
Supplemental Non-Cash Investing Activity
Goodwill related to acquisition of GMRI’s products business (Note 3)	$389	$—
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
     We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 12, 2007, as amended on April 30, 2007, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 15, 2007 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.
2. Summary of Significant Accounting Policies
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
3. GMRI Acquisition
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
     Following the completion of the GMRI acquisition, during the six months ended June 30, 2007, we completed our review of whether certain liabilities existed at the time of the acquisition. As a result of our review, we recorded an entry to adjust our preliminary purchase price allocation to increase the amount allocated to goodwill by approximately $0.4 million relating to net liabilities that we concluded existed at the time of the acquisition.

     Based on a purchase price allocation, which is subject to further review, we recorded the following assets and liabilities, including the $0.4 million discussed above, at the Core business segment based on their estimated fair values at the date of acquisition as follows (in thousands):

Other receivable	$250

Goodwill	$2,509

Intangible assets:
Product backlog	$567
Maintenance contracts	143
Tradenames	240
Software licenses	218
Non-compete agreements	20

Total intangible assets	$1,188

Furniture and equipment	$49

Total assets acquired	$3,996

Liabilities:
Accrued liabilities	$633

Net assets acquired	$3,363

     We recorded approximately $0.1 million and $0.2 million of amortization and depreciation expense during the three and six months ended June 30, 2007 related to the estimated $1.2 million of intangible assets and furniture and equipment acquired in the GMRI transaction. For additional information on goodwill and intangible assets, see Note 4.
     Following the completion of the acquisition, the results of the acquired products business of GMRI have been included in our Core business segment.
4. Goodwill and Intangible Assets
Goodwill
     The change in the carrying amounts of goodwill, all of which is held at the Core business segment, was as follows (in thousands):

Goodwill
Balance at December 31, 2006	$3,525
Adjustment relating to purchase accounting	389

Balance at June 30, 2007	$3,914

Intangible Assets
     The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted	At June 30, 2007			At December 31, 2006
	Average
	Estimated
	Useful Lives	Gross	Accumulated	Net	Gross	Accumulated	Net
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patent, trademark & URLs	7	$918	$539	$379	$922	$504	$418
Customer relationship	5	555	555	—	555	499	55
Product backlog	Various (1)	567	489	78	581	422	160
Software licenses	3	218	61	157	218	24	194
Maintenance contracts	Various (1)	143	119	24	143	84	59
Non-compete agreements	5	118	91	27	118	80	38
Other	5	32	28	4	32	25	7

Total intangible assets		$2,551	$1,882	$669	$2,569	$1,638	$931

(1)	Amortization of these intangible assets which relate to customer orders is based on actual shipments of goods or performance of service.
     Amortization expense for intangible assets was approximately $121,000 and approximately $40,000 for the three months ended June 30, 2007 and 2006 and approximately $248,000 and approximately $88,000 for the six months ended June 30, 2007 and 2006.
     Estimated amortization expense for intangible assets, excluding intangible assets based on customer orders, in each of the next five years and thereafter is as follows: $88,000 in the remainder of 2007; $155,000 in 2008; $124,000 in 2009; $71,000 in 2010; $55,000 in 2011 and $74,000 thereafter.
5. Debt
     We maintain a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank. On June 11, 2007, we amended our credit facility to provide, among other things: an extension of the maturity date of the facility from March 2008 to March 2011; an option for us to extend and increase the amount of the real estate term loan up to $4.2 million or 70% of appraised value within a limited time period; a reduction of the interest rate spread for the prime rate loans to (0.25)% and LIBOR loans to 1.50% to 1.75%, both of which spreads are dependent upon average excess availability under the facility; an increase in the advance rate against accounts receivable to 90% from 85% and against certain original closed box inventory to 80% from 75%; an increase in the sublimit for credit card receivables to $10 million from $7.5 million and for inventory to $40 million from the previous range of $20 million to $40 million, which was dependent upon turnover; and a restatement of “Adjustment Tangible Net Worth” to include certain additional assets as defined in the amendment.
     The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At June 30, 2007, our effective weighted average interest rate was 6.93% and we had $8.3 million of net working capital advances outstanding under the line of credit. At June 30, 2007, we had $55.3 million available to borrow for working capital advances under the line of credit. The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at June 30, 2007. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.
     In connection with and as part of the amended credit facility, we entered into an amended term note with a principal balance of $4.2 million, payable in equal monthly principal installments beginning on August 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in July 2014. At June 30, 2007, we had $4.2 million outstanding under the amended term note, at an effective interest rate of 8.0%. Our term note matures as follows: $250,000 in the remainder of 2007, $600,000 annually in each of the years 2008 through 2011 and $1.55 million thereafter.
     The carrying amounts of our line of credit borrowings and note payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.
6. Income Taxes
     We adopted FIN 48 on January 1, 2007. As of the adoption date, we had no material unrecognized tax benefits. We do not believe that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of June 30, 2007. We recognize penalties and interest accrued related to unrecognized tax benefits, if any, as part of income tax expense in our Consolidated Statements of Operations. As of January 1, 2007, we had no amounts accrued for income tax-related interest or income tax-related penalties on our Consolidated Balance Sheets.
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
7. Earnings (Loss) Per Share
     Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 62,000 and 1,098,000 for the three months ended June 30, 2007 and 2006 and 44,000 and 1,144,000 for the six months ended June 30, 2007 and 2006 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.
     The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

			Per Share
	Income	Shares	Amounts
Three Months Ended June 30, 2007:
Basic EPS
Net income	$2,999	12,431	$0.24

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,101

Diluted EPS
Adjusted net income	$2,999	13,532	$0.22

Three Months Ended June 30, 2006:
Basic EPS
Net income	$395	11,990	$0.03

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	842

Diluted EPS
Adjusted net income	$395	12,832	$0.03

Six Months Ended June 30, 2007:
Basic EPS
Net income	$4,867	12,407	$0.39

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,136

Diluted EPS
Adjusted net income	$4,867	13,543	$0.36

			Per Share
	Income	Shares	Amounts
Six Months Ended June 30, 2006:
Basic EPS
Net income	$340	11,861	$0.03

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted net income	$340	12,807	$0.03

8. Comprehensive Income
     Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$2,999	$395	$4,867	$340
Other comprehensive income:
Foreign currency translation adjustments	686	270	743	234

Total comprehensive income	$3,685	$665	$5,610	$574

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
     Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

Three Months Ended June 30, 2007	Core business	OnSale.com	Consolidated
Net sales	$259,967	$2,991	$262,958
Gross profit	33,541	391	33,932
Operating profit (loss)	6,003	(201)	5,802

Three Months Ended June 30, 2006
Net sales	$231,123	$2,996	$234,119
Gross profit	28,434	558	28,992
Operating profit (loss)	1,793	(167)	1,626

Six Months Ended June 30, 2007
Net sales	$514,045	$5,693	$519,738
Gross profit	65,076	668	65,744
Operating profit (loss)	10,408	(566)	9,842

Six Months Ended June 30, 2006
Net sales	$460,507	$7,834	$468,341
Gross profit	57,487	936	58,423
Operating loss	3,404	(840)	2,564

     As of June 30, 2007 and December 31, 2006, we had total consolidated assets of $206.4 million and $203.6 million. Our management does not have available to them and does not use assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.
10. Commitments and Contingencies
     Total rent expense under our operating leases, net of sublease income, was $1.2 million and $1.1 million for the three months ended June 30, 2007 and 2006, and $2.3 million and $2.1 million for the six months ended June 30, 2007 and 2006. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.
     On June 18, 2007, we entered into an agreement for the lease of approximately 67,660 square feet of our corporate headquarters located in Torrance, California, for a period of four years, beginning on October 1, 2007 and ending on September 30, 2011, with an option to extend the lease for a period of three years (the “New Lease”). The New Lease will replace the current 157,325 square foot lease for the facility immediately following the expiration of the current lease on September 30, 2007. Under the New Lease, the monthly base rent, which includes common area maintenance (CAM) and electricity costs, is approximately $1.5 million for the first and second year and approximately $1.6 million for the third and fourth year, for a total of approximately $6.2 million, subject to our proportionate share of increases in operating expenses of the facility from the base year.
Legal Proceedings
     Material pending legal proceedings to the business, to which we became or were a party during the quarter ended June 30, 2007 or subsequent thereto, but before the filing of this report, are summarized below:
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
     On March 21, 2007, we entered into a settlement agreement to settle the class action lawsuit in accordance with a memorandum of understanding (the “MOU”) entered into on January 31, 2007. Under the MOU and the settlement agreement, we agreed to pay an aggregate of $1.5 million, which includes amounts to pay class members (shared proportionally among class members based on the number of verified class members and the amount of weeks worked during the class period), the plaintiff’s attorneys’ fees and costs, enhanced payments for class representative, and all funds needed for the administration of the settlement. We had the right to nullify the settlement in the event that 5% or more of the class members opted out of the settlement. In exchange for the settlement payment, the plaintiff and all class members who did not opt out of the settlement released us and our affiliates for all asserted and unasserted claims, known and unknown, relating to the class action. As part of the settlement, we continue to deny any liability or wrongdoing with respect to the claims made in the class action.
     On March 28, 2007, the arbitrator granted the parties joint application for preliminary approval of the settlement and ordered that notices and claim forms be distributed to all class members. On June 15, 2007, the arbitrator granted final approval of the class action settlement, the incentive award to plaintiff and the award of attorneys’ fees and costs to class counsel, finding, among other things, that: (a) the settlement was fair, reasonable and in the best interest of the class, especially given that no class member objected to the settlement and no class member opted out of the settlement; (b) that the award of attorneys’ fees and costs to plaintiff’s counsel were reasonable; and (c) that the enhanced award to plaintiff was reasonable. On June 15, 2007, the arbitrator also executed the proposed judgment dismissing the case before JAMS with prejudice as against all class members.
     On or about June 21, 2007, the Los Angeles Superior Court confirmed the arbitrator’s award and entered judgment dismissing the action with prejudice as against the plaintiff and all class members. Based on the parties’ settlement agreement, we expect to distribute settlement funds to class members, class counsel and the plaintiff in the third quarter of 2007, on the condition that no appeal to the approval of the settlement agreement is filed.

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
* * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 12, 2007, as amended on April 30, 2007, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 15, 2007, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.
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
     A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented 21.4% and 16.3% of our total net sales in the three months ended June 30, 2007 and 2006, and 23.5% and 17.1% of our total net sales in the six months ended June 30, 2007 and 2006. Products manufactured by HP represented 21.1% and 23.4% of our total net sales in the three months ended June 30, 2007 and 2006, and 20.0% and 23.3% of our total net sales in the six months ended June 30, 2007 and 2006.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$262,958	$234,119	$519,738	$468,341
Cost of goods sold	229,026	205,127	453,994	409,918

Gross profit	33,932	28,992	65,744	58,423
Selling, general and administrative expenses	28,130	27,366	55,902	55,859

Operating profit	5,802	1,626	9,842	2,564
Interest expense, net	803	971	1,730	2,000

Income before income taxes	4,999	655	8,112	564
Income tax expense	2,000	260	3,245	224

Net income	$2,999	$395	$4,867	$340

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.1	87.6	87.4	87.5

Gross profit	12.9	12.4	12.6	12.5
Selling, general and administrative expenses	10.7	11.7	10.8	11.9

Operating profit	2.2	0.7	1.8	0.6
Interest expense, net	0.3	0.4	0.3	0.4

Income before income taxes	1.9	0.3	1.5	0.2
Income tax expense	0.8	0.1	0.6	0.1

Net income (loss)	1.1%	0.2%	0.9%	0.1%

Selected Other Operating Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Commercial and public sector sales percentage	81.0%	80.2%	80.4%	78.1%
Consumer sales percentage (includes OnSale.com)	19.0%	19.8%	19.6%	21.9%
Commercial and public sector account executives (at end of period)	574	566	574	566

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
        Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Three Months Ended
	June 30,		Change
	2007	2006	$	%
Core business	$259,967	$231,123	$28,844	12.5%
OnSale.com	2,991	2,996	(5)	NMF	(1)

Total net sales	$262,958	$234,119	$28,839	12.3%

(1)	Not meaningful.
     Total net sales for the second quarter of 2007 increased by $28.8 million, or 12.3%, compared to total net sales for the second quarter of 2006. This increase was primarily attributable to the $28.8 million increase in Core business net sales.
      The increase in Core business net sales of $28.8 million for the second quarter of 2007 compared to the second quarter of 2006 was primarily due to growth in our public sector net sales of $19.0 million, or 101.9%, to $37.7 million, which resulted primarily from our acquisition of the products business of GMRI in September 2006 and the launch of the GSA EDD contract with the federal government and contracts with several state, local and educational institutions. Also, our commercial net sales increased by $6.3 million, or 3.7%, to $175.4 million in the second quarter of 2007 compared to the second quarter of 2006, primarily due to an increase in our account executive productivity in the second quarter. Further, our consumer net sales increased by $3.7 million, or 8.6%, to $46.9 million in the second quarter of 2007 compared to the second quarter of 2006, primarily due to increased sales of Apple products which benefited from the recent release of Adobe’s Creative Suite 3. The improvement in our consumer net sales represents the first quarter over quarter increase in several years.
     OnSale.com net sales were $3.0 million for each of the second quarters of 2007 and 2006.
     Total sales of products manufactured by Apple and HP represented 21.4% and 21.1% of total net sales for the quarter ended June 30, 2007 compared to 16.3% and 23.4% of total net sales for the quarter ended June 30, 2006.
        Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2007		2006		Change
		Gross Profit		Gross Profit
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
Core business	$33,541	12.9%	$28,434	12.3%	$5,107	0.6%
OnSale.com	391	13.1%	558	18.6%	(167)	(5.6)%

Total gross profit and gross profit margin	$33,932	12.9%	$28,992	12.4%	$4,940	0.5%

     Total gross profit for the second quarter of 2007 increased by $4.9 million, or 17.0%, compared to total gross profit for the second quarter of 2006. Total gross profit margin for the second quarter of 2007 increased by 0.5% compared to the second quarter of 2006. The increase in total gross profit and total gross profit margin in the second quarter of 2007 compared to the same period last year resulted primarily from the $5.1 million and 0.6% increase in Core business gross profit and gross profit margin.
     The increase in Core business gross profit of $5.1 million for the second quarter of 2007 compared to the second quarter of 2006 was primarily the result of the increase in Core business net sales discussed above. The increase in Core business gross profit margin of 0.6% in the second quarter of 2007 compared to the second quarter of 2006 was primarily due to strong growth in contractual licensing sales, which are accounted for on a net basis, and increases in product sales margin. We expect to receive a reduced gross profit margin benefit from contractual licensing sales in the third quarter of 2007.
     Beginning in the fourth quarter of 2006, a vendor consideration program in which we, and other channel resellers, participated was significantly reduced. We expect our gross profit margin to decline in the third quarter of 2007 from the third quarter of 2006 as a result of decreased vendor consideration as a percent of net sales. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product or customer mix, product acquisition and shipping costs, competition and other factors.
     Gross profit for OnSale.com for the second quarter of 2007 was $0.4 million, a decrease of $0.2 million compared to the second quarter of 2006, primarily due to a decrease in vendor consideration. OnSale.com’s gross profit margin for the second quarter of 2007 was 13.1% compared to 18.6% in the second quarter of 2006, a decrease of 5.6%, which was primarily due to the decrease in vendor consideration received as a percentage of OnSale.com’s net sales.
     Selling, General and Administrative Expenses. The following table presents our selling, general and administrative, or SG&A, expenses, by segment, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2007		2006		Change
		SG&A as a		SG&A as a			SG&A as a
	SG&A	% of Sales	SG&A	% of Sales	$	%	% of Sales
Core business	$27,538	10.6%	$26,642	11.5%	$896	3.4%	(0.9)%
OnSale.com	592	19.8%	724	24.2%	(132)	(18.2)%	(4.4)%

Total SG&A expenses	$28,130	10.7%	$27,366	11.7%	$764	2.8%	(1.0)%

     Total SG&A expenses increased by $0.8 million, or 2.8%, in the second quarter of 2007 compared with the second quarter of 2006. As a percent of sales, total SG&A expenses decreased to 10.7% in the second quarter of 2007 from 11.7% in the second quarter of 2006. The increase in total SG&A expenses was due to the $0.9 million increase in Core business SG&A expenses, partially offset by the $0.1 million decrease in OnSale.com SG&A expenses.
     The increase in Core business SG&A expenses of $0.9 million in the second quarter of 2007 compared to the same period last year was primarily due to a $1.3 million increase in SG&A expenses resulting from our acquisition of the products business of GMRI and a $0.6 million increase in personnel costs, partially offset by a $1.0 million decrease in advertising expenditures. As a percent of net sales, SG&A expenses for Core business decreased by 0.9% to 10.6% in the second quarter of 2007 from 11.5% in the second quarter of 2006. The 0.9% decline in Core business SG&A expenses as a percent of net sales was primarily due to a 55 basis point decline in advertising expenditures and a 16 basis point decline in personnel costs.
     In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program that is currently scheduled to terminate at the end of 2007. Under that program, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As a result, as of June 30, 2007, we have historically received a total of $2.8 million relating to our 2004 and 2003 claims since our participation in that program. We have filed our 2005 claim and we are in process of filing our 2006 claim. As of June 30, 2007, we had an accrued receivable of $8.3 million related to these labor credits and we expect to receive full payment under our labor credit claim. We are currently reviewing alternative programs in an effort to partially replace these labor credits upon the expiration of the program at the end of 2007; however, there can be no assurance that we will be able to identify or qualify for an acceptable alternative program or that any such program will replace in the future the amount of labor credits we receive under the current program. To the extent that we are not able to identify and qualify for an alternative program, the costs of operating our Canadian call center are expected to increase in the future, which would increase our Core business SG&A expenses.
     For OnSale.com, SG&A expenses in the second quarter of 2007 were $0.6 million, a decrease of $0.1 million from the second quarter of 2006 primarily due to a decrease in advertising expenditures. OnSale.com SG&A expenses as a percent of net sales was 19.8% in the second quarter of 2007 compared to 24.2% in the second quarter of 2006, a decrease of 4.4%. This decrease of 4.4% in SG&A expenses as percent of net sales for OnSale.com was due to a 248 basis point decrease in advertising expenditures as a percentage of net sales and a 128 basis point decrease in personnel costs as a percentage of net sales.
        Net Interest Expense. Total net interest expense for the second quarter of 2007 decreased to $0.8 million compared with $1.0 million in the second quarter of 2006. The decreased interest expense resulted from decreased average outstanding borrowings and lower interest rates in effect during the second quarter of 2007 compared to the second quarter of 2006. If interest rates rise in the future, we would expect interest expense on our borrowings to increase.
        Income Tax Expense. We recorded an income tax expense of approximately $2.0 million in the second quarter of 2007 compared to an income tax expense of $0.3 million in the second quarter of 2006. Our effective tax rate for each of the quarterly periods ended June 30, 2007 and 2006 was approximately 40%. The increase in income tax expense for the second quarter of 2007 compared to the second quarter of 2006 was due to the increase in our taxable income.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
        Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Six Months Ended
	June 30,		Change
	2007	2006	$	%
Core business	$514,045	$460,507	$53,538	11.6%
OnSale.com	5,693	7,834	(2,141)	NMF	(1)

Total net sales	$519,738	$468,341	$51,397	11.0%

(1)	Not meaningful.
     Total net sales for the six months ended June 30, 2007 increased by $51.4 million, or 11.0%, compared to total net sales for the six months ended June 30, 2006. This increase was primarily attributable to the $53.5 million increase in Core business net sales, partially offset by the $2.1 million decrease in OnSale.com net sales.
      The increase in Core business net sales of $53.5 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to growth in our public sector net sales and commercial net sales. Our public sector net sales increased by $30.8 million, or 95.4%, to $63.2 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to our acquisition of the products business of GMRI in September 2006 and the launch of the GSA EDD contract with the federal government and contracts with several state, local and educational institutions. Our commercial net sales increased by $21.2 million, or 6.4%, to $354.5 million, primarily due to an increase in our account executive productivity in the current period. In addition, our consumer net sales increased by $2.0 million, or 2.1%, to $96.3 million in the six month period ended June 30, 2007 compared to the same period in the prior year, primarily due to increased sales of Apple products which benefited from the recent release of Adobe’s Creative Suite 3 in the second quarter of 2007.
     OnSale.com net sales for the six months ended June 30, 2007 were $5.7 million, a decrease of $2.1 million compared to the six months ended June 30, 2006, primarily due to decreased advertising in an effort to improve operating results.
     Total sales of products manufactured by Apple and HP represented 23.5% and 20.0% of total net sales for the six months ended June 30, 2007 compared to 17.1% and 23.3% of total net sales for the six months ended June 30, 2006.
     Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2007		2006		Change
		Gross Profit		Gross Profit
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
Core business	$65,076	12.7%	$57,487	12.5%	$7,589	0.2%
OnSale.com	668	11.7%	936	11.9%	(268)	(0.2)%

Total gross profit and gross profit margin	$65,744	12.6%	$58,423	12.5%	$7,321	0.1%

     Total gross profit for the six months ended June 30, 2007 increased by $7.3 million, or 12.5%, compared to total gross profit for the six months ended June 30, 2006. Total gross profit margin for the six months ended June 30, 2007 increased by 0.1% compared to the six months ended June 30, 2006. The increase in total gross profit and total gross profit margin in the six months ended June 30, 2007 compared to the same period last year resulted primarily from the $7.6 million increase in Core business gross profit and the 0.2% increase in Core business gross profit margin.
     The increase in Core business gross profit of $7.6 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily the result of increase in Core business net sales discussed above. The increase in Core business gross profit margin of 0.2% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to increases in product sales margin, partially offset by a decrease relating to vendor consideration received as a percentage of net sales.

     Beginning in the fourth quarter of 2006, a vendor consideration program in which we, and other channel resellers, participated was significantly reduced. We expect our gross profit margin to decline in the third quarter of 2007 from the third quarter of 2006 as a result of decreased vendor consideration as a percent of net sales. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product or customer mix, product acquisition and shipping costs, competition and other factors.
     Gross profit for OnSale.com for the six months ended June 30, 2007 was $0.7 million, a decrease of $0.3 million compared to the six months ended June 30, 2006, primarily due to a decrease in vendor consideration. OnSale.com’s gross profit margin for the six months ended June 30, 2007 was 11.7% compared to 11.9% in the six months ended June 30, 2006, a decrease of 0.2%. This 0.2% decrease in OnSale.com’s gross profit margin in the six months ended June 30, 2007 was primarily due to a 147 basis point decrease in margin relating to vendor consideration received as a percentage of OnSale.com’s net sales, partially offset by a 115 basis point increase in product sales margin.
     Selling, General and Administrative Expenses. The following table presents our selling, general and administrative, or SG&A, expenses, by segment, for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2007		2006		Change
		SG&A as a		SG&A as a			SG&A as a
	SG&A	% of Sales	SG&A	% of Sales	$	%	% of Sales
Core business	$54,668	10.6%	$54,083	11.7%	$585	1.1%	(1.1)%
OnSale.com	1,234	21.7%	1,776	22.7%	(542)	(30.5)%	(1.0)%

Total SG&A expenses	$55,902	10.8%	$55,859	11.9%	$43	0.1%	(1.1)%

     Total SG&A expenses remained essentially unchanged in the six months ended June 30, 2007 compared with the six months ended June 30, 2006. As a percent of sales, total SG&A expenses decreased to 10.8% in the six months ended June 30, 2007 from 11.9% in the six months ended June 30, 2006. The change in total SG&A expenses in the current period includes a $0.6 million increase in Core business SG&A expenses, partially offset by a $0.5 million decrease in OnSale.com SG&A expenses.
     The increase in Core business SG&A expenses of $0.6 million in the six months ended June 30, 2007 compared to the same period last year was primarily due to a $2.3 million increase in SG&A expenses from our acquisition of the products business of GMRI, a $0.5 million increase in telecommunications costs and a $0.2 million increase in professional consulting fees, partially offset by a $2.7 million net strategic decrease in advertising expenditures primarily supporting our consumer business.
     As a percent of net sales, SG&A expenses for Core business decreased to 10.8% in the six months ended June 30, 2007 compared to 11.9% in the six months ended June 30, 2006. The 1.1% decline in Core business SG&A expenses as a percent of net sales was primarily due to a 68 basis point decline in advertising expenditures and a 34 basis point decline in personnel costs.
     In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program that is currently scheduled to terminate at the end of 2007. Under that program, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As a result, as of June 30, 2007, we have historically received a total of $2.8 million relating to our 2004 and 2003 claims since our participation in that program. We have filed our 2005 claim and we are in process of filing our 2006 claim. As of June 30, 2007, we had an accrued receivable of $8.3 million related to these labor credits and we expect to receive full payment under our labor credit claim. We are currently reviewing alternative programs in an effort to partially replace these labor credits upon the expiration of the program at the end of 2007; however, there can be no assurance that we will be able to identify or qualify for an acceptable alternative program or that any such program will replace in the future the amount of labor credits we receive under the current program. To the extent that we are not able to identify and qualify for an alternative program, the costs of operating our Canadian call center are expected to increase in the future, which would increase our Core business SG&A expenses.

     For OnSale.com, SG&A expenses in the six months ended June 30, 2007 were $1.2 million, a decrease of $0.5 million from the six months ended June 30, 2006 primarily due to a $0.2 million decrease in advertising expenditures, a $0.1 million decrease in administrative and fulfillment expenses and a $0.1 million decrease in personnel costs in the six months ended June 30, 2007. OnSale.com SG&A expenses as a percent of net sales was 21.7% in the six months ended June 30, 2007 compared to 22.7% in the six months ended June 30, 2006, a decrease of 1.0%. This decrease of 1.0% in SG&A expenses as percent of net sales for OnSale.com was primarily due to the 34 basis point decrease in advertising expenditures as a percentage of net sales and a 34 basis point decrease in administrative and fulfillment expenses as a percentage of net sales.
        Net Interest Expense. Total net interest expense for the six months ended June 30, 2007 decreased to $1.7 million compared with $2.0 million in the same period of 2006. The decreased interest expense resulted from decreased average outstanding borrowings and lower interest rates in effect during the first half of 2007 compared to the first half of 2006. If interest rates rise in the future, we would expect interest expense on our borrowings to increase.
        Income Tax Expense. We recorded an income tax expense of approximately $3.2 million in the six months ended June 30, 2007 compared to an income tax expense of $0.2 million in the six months ended June 30, 2006. Our effective tax rate for each of the six month periods ended June 30, 2007 and 2006 was approximately 40%. The increase in income tax expense in the six months ended June 30, 2007 compared to the second period of 2006 was due to the increase in our taxable income.
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
     We had cash and cash equivalents of $4.8 million at June 30, 2007 and $5.8 million at December 31, 2006. Our working capital increased by $12.1 million to $55.5 million at March 31, 2007 from working capital of $43.4 million at December 31, 2006.
     Cash Flows from Operating Activities. Net cash provided by operating activities was $2.5 million in the six months ended June 30, 2007 compared to $12.8 million in the six months ended June 30, 2006. The $2.5 million of net cash provided by operating activities in the six months ended June 30, 2007 was primarily the result of the $4.9 million of net income from our operations, and the $3.2 million of deferred income taxes in the current period, partially offset by a $5.2 million increase in accounts receivable primarily due to increased open account sales.
        The $12.8 million net cash provided by operating activities in the six months ended June 30, 2006 resulted primarily from a $24.2 million decrease in inventories reflecting our efforts to optimize inventory levels, seasonality and our sell-through of year-end strategic buys for the holidays, partially offset by a $9.2 million increase in accounts receivable primarily due to increased open account sales and increased receivables from our vendors, and a $4.5 million decrease in accrued expenses and other current liabilities relating to the decreased accruals for mail-in rebates, audit fees and freight costs.
     Cash Flows from Investing Activities. Net cash used in investing activities was $0.9 million in the six months ended June 30, 2007 compared to $2.0 million in the same period of 2006, related to capital expenditures in each period. The $0.9 million and $2.0 million of capital expenditures in each of the six months ended June 30, 2007 and 2006 were primarily related to the creation of enhanced electronic tools for our account executives and sales support staff and the continued expansion of our Philippines office.
     Cash Flows from Financing Activities. Net cash used in financing activities $3.4 million in the six months ended June 30, 2007 compared to $12.6 million in the same period of 2006. The $3.4 million of net cash used in financing activities in the six months ended June 30, 2007 was primarily related to $24.1 million of net payments on our outstanding balance of our line of credit, partially offset by an $18.5 million increase in book overdraft, which was due to timing of outstanding payments to vendors, and a $2.0 million net increase in our term note. The $12.6 million of net cash used in financing activities in the prior year period was primarily related to $12.2 million of net payments on our outstanding balance of our line of credit.
     Line of Credit and Note Payable. We maintain a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank. On June 11, 2007, we amended our credit facility to provide, among other things: an extension of the maturity date of the facility from March 2008 to March 2011; an option for us to extend and increase the amount of the real estate term loan up to $4.2 million or 70% of appraised value within a limited time period; a reduction of the interest rate spread for the prime rate loans to (0.25)% and LIBOR loans to 1.50% to 1.75%, both of which spreads are dependent upon average excess availability under the facility; an increase in the advance rate against accounts receivable to 90% from 85% and against certain original closed box inventory to 80% from 75%; an increase in the sublimit for credit card receivables to $10 million from $7.5 million and for inventory to $40 million from the previous range of $20 million to $40 million, which was dependent upon turnover; and a restatement of “Adjustment Tangible Net Worth” to include certain additional assets as defined in the amendment.
     The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At June 30, 2007, our effective weighted average interest rate was 6.93% and we had $8.3 million of net working capital advances outstanding under the line of credit. At June 30, 2007, we had $55.3 million available to borrow for working capital advances under the line of credit. The credit facility is secured by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interest in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement, which we were in compliance with at June 30, 2007. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.
     In connection with and as part of the amended credit facility, we entered into an amended term note with a principal balance of $4.2 million, payable in equal monthly principal installments beginning on August 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in July 2014. At June 30, 2007, we had $4.2 million outstanding under the amended term note, at an effective interest rate of 8.0%. Our term note matures as follows: $250,000 in the remainder of 2007, $600,000 annually in each of the years 2008 through 2011 and $1.55 million thereafter.
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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
Contractual Obligations
     On June 18, 2007, we entered into an agreement for the lease of approximately 67,660 square feet of our corporate headquarters located in Torrance, California, for a period of four years, beginning on October 1, 2007 and ending on September 30, 2011, with an option to extend the lease for a period of three years (the “New Lease”). The New Lease will replace the current 157,325 square foot lease for the facility immediately following the expiration of the current lease on September 30, 2007. Under the New Lease, the monthly base rent, which includes common area maintenance (CAM) and electricity costs, is approximately $1.5 million for the first and second year and approximately $1.6 million for the third and fourth year, for a total of approximately $6.2 million, subject to our proportionate share of increases in operating expenses of the facility from the base year.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we did not have any off-balance sheet arrangements.
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
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:
•	our beliefs relating to the benefits to be received from our Philippines office and Canadian call center, including tax credits and reduction in labor costs over time;
•	our beliefs regarding changes in our total amount of unrecognized tax benefits;
•	our competitive advantages and growth opportunities;
•	our ability to increase profitability and revenues;
•	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
•	our ability to penetrate the public sector market;
•	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future advertising levels and the effect on consumer sales;
•	our ability to capitalize on our inbound and outbound telemarketing activities and our expectations regarding related expense levels and their effect on profitability;
•	our ability to generate vendor supported marketing;
•	the expected impact on our gross margin of changes in vendor consideration programs and contractual licensing sales;
•	our ability to limit risk related to price reductions;
•	our use of management information systems and their need for future support or upgrade;
•	our expectations regarding competition;
•	our compliance with laws and regulations;

•	our acquisition strategy and the impact of any future acquisitions;
•	our expectations regarding our working capital, liquidity and cash flows from operations;
•	the impact on accounts receivable from our efforts to focus on commercial and public sector sales;
•	the likelihood that new laws and regulations will be adopted with respect to the Internet that may impose additional restrictions or burdens on our business;
•	our beliefs regarding the applicability of tax regulations;
•	our expectations regarding the impact of accounting pronouncements;
•	our plans and expectations relating to our growth strategy, capital needs and future financing.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents and long-term debt. At June 30, 2007, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.
     We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2007, we had $8.3 million outstanding under our line of credit and $4.2 million outstanding under our note payable. As of June 30, 2007, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by $0.1 million.
     It is our policy not to enter into derivative financial instruments, and we do not have any significant foreign currency exposure. Therefore, we did not have significant overall currency exposure as of June 30, 2007.
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
          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control Over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
* * *

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Material pending legal proceedings to the business, to which we became or were a party during the quarter ended June 30, 2007 or subsequent thereto, but before the filing of this report, are summarized below:
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
     On March 21, 2007, we entered into a settlement agreement to settle the class action lawsuit in accordance with a memorandum of understanding (the “MOU”) entered into on January 31, 2007. Under the MOU and the settlement agreement, we agreed to pay an aggregate of $1.5 million, which includes amounts to pay class members (shared proportionally among class members based on the number of verified class members and the amount of weeks worked during the class period), the plaintiff’s attorneys’ fees and costs, enhanced payments for class representative, and all funds needed for the administration of the settlement. We had the right to nullify the settlement in the event that 5% or more of the class members opted out of the settlement. In exchange for the settlement payment, the plaintiff and all class members who did not opt out of the settlement released us and our affiliates for all asserted and unasserted claims, known and unknown, relating to the class action. As part of the settlement, we continue to deny any liability or wrongdoing with respect to the claims made in the class action.
     On March 28, 2007, the arbitrator granted the parties joint application for preliminary approval of the settlement and ordered that notices and claim forms be distributed to all class members. On June 15, 2007, the arbitrator granted final approval of the class action settlement, the incentive award to plaintiff and the award of attorneys’ fees and costs to class counsel, finding, among other things, that: (a) the settlement was fair, reasonable and in the best interest of the class, especially given that no class member objected to the settlement and no class member opted out of the settlement; (b) that the award of attorneys’ fees and costs to plaintiff’s counsel were reasonable; and (c) that the enhanced award to plaintiff was reasonable. On June 15, 2007, the arbitrator also executed the proposed judgment dismissing the case before JAMS with prejudice as against all class members.
     On or about June 21, 2007, the Los Angeles Superior Court confirmed the arbitrator’s award and entered judgment dismissing the action with prejudice as against the plaintiff and all class members. Based on the parties’ settlement agreement, we expect to distribute settlement funds to class members, class counsel and the plaintiff in the third quarter of 2007, on the condition that no appeal to the approval of the settlement agreement is filed.
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
     Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple accounted for approximately 21.4% and 16.3% of our total net sales for the quarters ended June 30, 2007 and 2006, and products manufactured HP accounted for approximately 21.1% and 23.4% of our total net sales for the quarters ended June 30, 2007 and 2006. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.
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
     One element of our business strategy involves expansion through the acquisition of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. No assurance can be given that the benefits or synergies we may expect from the acquisition of complementary or supplementary companies or businesses will be realized to the extent or in the time frame we initially anticipate. We may lose key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans. In addition, acquisitions may involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and management information systems, changing relationships with customers, suppliers and strategic partners, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of acquired companies or otherwise related to the acquisitions could have a material adverse effect on our business, financial condition and results of operations.
     Acquisitions may require large one-time charges and can result in increased debt or other contingent liabilities, adverse tax consequences, deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact our business, financial condition and results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline.
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
      A significant portion of our working capital requirements has historically been funded through borrowings under our credit facility, which functions as a working capital line of credit and bears interest at variable rates, tied to the LIBOR or prime rate. In connection with and as part of the line of credit, we also entered into a term note, bearing interest at the same rate as our credit facility. If the variable interest rates on our line of credit and term note increase, we could incur greater interest expense than we have in the past. Rising interest rates, and our increased interest expense that would result from them, could negatively impact our results of operations and financial condition.
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

10.1
Office Lease by and between St. Paul Properties, Inc., as Landlord, and PC Mall, Inc., as Tenant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2007)

10.2
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of June 11, 2007, by and among the Registrant, certain subsidiaries of the Registrant, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2007)

10.3
Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 15, 2007)

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

PC MALL, INC. (Registrant)
Date: August 13, 2007	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Interim Chief Financial Officer

***

PC MALL, INC.
EXHIBIT INDEX

Exhibit
Number	Description

10.1
Office Lease by and between St. Paul Properties, Inc., as Landlord, and PC Mall, Inc., as Tenant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2007)

10.2
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of June 11, 2007, by and among the Registrant, certain subsidiaries of the Registrant, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2007)

10.3
Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 15, 2007)

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