Form 10-Q
period 2007-09-30
PC MALL INC
filed 2007-11-14
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☑

As of November 9, 2007, the registrant had 13,381,012 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,799	$5,836
Accounts receivable, net of allowances of $4,583 and $4,630	160,524	114,184
Inventories, net	59,711	51,268
Prepaid expenses and other current assets	9,322	8,497
Deferred income taxes	4,564	4,594
Total current assets	243,920	184,379
Property and equipment, net	9,255	8,055
Deferred income taxes	1,034	6,248
Goodwill	32,542	3,525
Intangible assets, net	5,538	931
Other assets	480	429
Total assets	$292,769	$203,567
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,452	$75,837
Accrued expenses and other current liabilities	23,661	20,215
Deferred revenue	16,243	11,964
Line of credit	58,915	32,477
Note payable – current	775	500
Total current liabilities	210,046	140,993
Note payable and other long-term liabilities	4,873	1,750
Total liabilities	214,919	142,743
Commitments and contingencies (Note 10)
Redeemable common stock, $0.001 par value, 511,503 shares issued and outstanding (Note 3)	6,051	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,099,532 and 12,648,720 shares issued; and 12,682,854 and 12,354,520 shares outstanding, respectively	14	13
Additional paid-in capital	89,405	87,465
Treasury stock, at cost: 416,678 shares and 294,200 shares, respectively	(1,015)	(1,015)
Accumulated other comprehensive income	1,430	241
Accumulated deficit	(18,035)	(25,880)
Total stockholders’ equity	71,799	60,824
Total liabilities, redeemable common stock and stockholders’ equity	$292,769	$203,567

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$287,688	$242,171	$807,426	$710,512
Cost of goods sold	253,509	210,615	707,503	620,533
Gross profit	34,179	31,556	99,923	89,979
Selling, general and administrative expenses	28,413	27,480	84,315	83,339
Operating profit	5,766	4,076	15,608	6,640
Interest expense, net	800	912	2,530	2,912
Income before income taxes	4,966	3,164	13,078	3,728
Income tax expense	1,988	1,256	5,233	1,480
Net income	$2,978	$1,908	$7,845	$2,248
Basic and Diluted Earnings Per Common Share
Basic	$0.24	$0.16	$0.63	$0.19
Diluted	0.22	0.15	0.58	0.18
Weighted average number of common shares outstanding:
Basic	12,606	12,214	12,473	11,978
Diluted	13,715	12,927	13,604	12,842

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock				Accumulated
	Outstanding	Amount	Additional Paid-in- Capital	Treasury Stock	Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2006	12,354	$13	$87,465	$(1,015)	$241	$(25,880)	$60,824
SARCOM acquisition (Note 3)	—	—	136	—	—		136
Stock option exercises	329	1	855	—	—		856
Stock-based compensation expense	—	—	949	—	—	—	949
Subtotal	—	—	—	—	—	—	62,765
Net income	—	—	—	—	—	7,845	7,845
Translation adjustments	—	—	—	—	1,189	—	1,189
Comprehensive income	—	—	—	—	—	—	9,034
Balance at September 30, 2007	12,683	$14	$89,405	$(1,015)	$1,430	$(18,035)	$71,799

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$7,845	$2,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,962	3,071
Provision for deferred income taxes	5,233	1,480
Stock-based compensation	949	1,171
Loss on disposal of fixed assets	49	—
Change in operating assets and liabilities:
Accounts receivable	(15,190)	(13,737)
Inventories	(4,028)	24,450
Prepaid expenses and other current assets	43	(754)
Other assets	499	14
Accounts payable	11,595	12,169
Accrued expenses and other current liabilities	(2,751)	655
Deferred revenue	1,940	2,474
Total adjustments	1,301	30,993
Net cash provided by operating activities	9,146	33,241
Cash Flows From Investing Activities
Purchases of property and equipment	(1,331)	(2,687)
Acquisition of SARCOM, net of cash acquired	(47,650)	—
Acquisition of GMRI’s products business	—	(3,359)
Net cash used in investing activities	(48,981)	(6,046)
Cash Flows From Financing Activities
Borrowings (repayments) under note payable	3,175	(375)
Net borrowings (payments) under line of credit	26,438	(29,732)
Change in book overdraft	12,533	2,659
Payments of obligations under capital lease	(118)	—
Payments for deferred financing costs	(275)	—
Proceeds from stock issued under stock option plans	856	545
Net cash provided by (used in) financing activities	42,609	(26,903)
Effect of foreign currency on cash flow	1,189	291
Net increase in cash and cash equivalents	3,963	583
Cash and cash equivalents at beginning of the period	5,836	6,289
Cash and cash equivalents at end of the period	$9,799	$6,872
Supplemental Cash Flow Information
Interest paid	$2,460	$2,472
Income taxes paid	2,850	99
Supplemental Non-Cash Investing Activity (Note 3)
Goodwill related to acquisition of GMRI’s products business	$389	$—
Sarcom acquisition related:
Fair value of assets acquired	$73,147	$3,996
Cash paid	(48,220)	(3,363)
Value of common stock issued (including redeemable common stock)	(6,188)	—
Liabilities assumed	$18,739	$633

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripheral, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall and PC Mall Gov brands, our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, wareforce.com, sarcom.com and onsale.com, and other promotional materials.

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 12, 2007, as amended on April 30, 2007, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 filed with the SEC on May 15, 2007 and August 14, 2007 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC from the end of our prior fiscal year through the date of this report.

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

3. Acquisitions

SARCOM

On September 17, 2007, we completed the acquisition of SARCOM, Inc. (“SARCOM”), a provider of advanced technology solutions, pursuant to the terms of an Agreement and Plan of Merger, dated as of August 17, 2007 for an initial total purchase price of approximately $55.7 million, including transaction costs. SARCOM, headquartered in Columbus, Ohio, has served the mid-market and enterprise market for over 20 years and currently specializes in providing enterprise hardware and software solutions, procurement solutions and a full range of professional and managed services. Our acquisition of SARCOM was motivated in part by our desire to enhance our capabilities as a reseller of advanced technology product solutions and services, consistent with our commitment to grow our business in part through an effort to expand our share of our customers’ IT spending. The results of SARCOM are included in our Core business segment from the closing date of the acquisition.

The total purchase price was subject to a post-closing debt and net asset value adjustment (see below for a discussion of the final net asset value adjustment on November 6, 2007). The aggregate purchase price paid at closing included a total of $48.2 million in cash and approximately $7.5 million in shares of our common stock, the number of shares being based on the average closing price of our stock on the Nasdaq Global Market for the 20 consecutive trading days immediately preceding the acquisition closing date. Under that formula, at closing, we issued an aggregate of 633,981 shares of our common stock to the sellers as payment of the stock component of the purchase price. We financed the cash component of the purchase price through borrowings under our existing credit facility.

On November 6, 2007, we and the sellers agreed on a final net asset value adjustment, resulting in a decrease in the purchase price by approximately $2.1 million, which was to be repaid, at the sellers’ option, in either cash or shares of our common stock based on a per share price determined by the average closing price for the 20 consecutive trading days ending on the date of final determination of the net asset value adjustment. As a result, in settlement of the $2.1 million net asset value adjustment, the sellers tendered back to us a total of 122,478 shares of our common stock previously issued to them, which has been recorded as a reduction of the purchase price as of September 30, 2007.

In determining the purchase price for accounting purposes, we measured the fair value of the shares issued in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” We used an average closing price of our common stock over the four days prior to the close of the SARCOM acquisition, resulting in a total fair value of approximately $6.2 million for the 511,503 shares of common stock ultimately issued. As of September 30, 2007, the adjusted total purchase price for accounting purposes, which includes the valuation of the net stock payment under EITF No. 99-12, was $59.4 million.

Pursuant to a registration rights agreement entered into with each of the recipients of the shares of our common stock issued in the SARCOM acquisition, if we were unable to file, by October 17, 2007, a registration statement with the SEC covering the sale of the shares held by each of such recipients, the recipients of such shares would then have the right to require us to repurchase all, or any portion, of the shares held by the recipients at the same formula price at which the original number of shares was determined. As such, we have treated the shares issued as redeemable common stock and classified the redemption amount outside of the stockholders’ equity section on our Consolidated Balance Sheet as of September 30, 2007. We filed the registration statement on October 17, 2007 and as a result, the common stock is no longer considered redeemable and will be reclassified to equity in the fourth quarter. At September 30, 2007, the excess of accounting value over the redemption amount of the shares of approximately $136,000 was included in additional paid-in capital.

As of September 30, 2007, based on a preliminary purchase price allocation, which is subject to further review, we recorded the following assets and liabilities in our Core business segment based on their estimated fair values at the date of acquisition (in thousands):

Total purchase price, adjusted	$54,408

Cash	$571
Accounts receivable	27,728
Inventory	4,415
Other accounts receivable	3,172
Property and equipment, net	2,502
Other assets	1,131
Intangible assets:
Customer relationships	$4,310
Trade names	400
Software licenses	250
Non-compete agreements	40
Total intangible assets	5,000
Total assets acquired	$44,519

Accounts payable	$(10,487)
Accrued liabilities	(5,914)
Deferred revenue	(2,338)
Total liabilities assumed	$(18,739)

Total allocated to goodwill	$28,628

The following table sets forth our results of operations on a pro forma basis as though the SARCOM acquisition had been completed as of the beginning of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$334,339	$305,169	$989,995	$881,495
Operating profit	5,449	5,353	17,973	8,672
Net income	2,250	2,096	7,590	1,863
Basic and Diluted Earnings Per Common Share
Basic	$0.18	$0.17	$0.59	$0.15
Diluted	0.17	0.16	0.54	0.14
Weighted average number of common shares outstanding:
Basic	12,521	12,214	12,956	12,490
Diluted	13,629	12,927	14,087	13,353

GMRI

On September 7, 2006, PC Mall Gov, Inc. (“PC Mall Gov”), our wholly-owned subsidiary, acquired the products business of Government Micro Resources, Inc. (“GMRI”) pursuant to an Asset Purchase Agreement for approximately $3.4 million in cash, including transaction costs. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items.

Following the completion of the GMRI acquisition, during the nine months ended September 30, 2007, we completed our review of whether certain liabilities existed at the time of the acquisition. As a result of our review, we recorded an entry to adjust our preliminary purchase price allocation to increase the amount allocated to goodwill by approximately $0.4 million relating to net liabilities that we concluded existed at the time of the acquisition.

Based on our purchase price allocation, we recorded the following assets and liabilities, including the $0.4 million discussed above, at the Core business segment based on their estimated fair values at the date of acquisition (in thousands):

Other receivable	$250

Goodwill	$2,509

Intangible assets:
Product backlog	$567
Maintenance contracts	143
Trade names	240
Software licenses	218
Non-compete agreements	20
Total intangible assets	$1,188

Furniture and equipment	$49

Total assets acquired	$3,996

Liabilities:
Accrued liabilities	$633

Net assets acquired	$3,363

We recorded approximately $71,000 and $237,000 of amortization expense during the three and nine months ended September 30, 2007 related to the estimated $1.2 million of intangible assets acquired in the GMRI transaction. For additional information on goodwill and intangible assets, see Note 4.

Following the completion of the acquisition, the results of the acquired products business of GMRI have been included in our Core business segment.

4. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of goodwill, all of which is held at the Core business segment, was as follows (in thousands):

Goodwill
Balance at December 31, 2006	$3,525
Acquisition of SARCOM	28,628
Adjustment relating to purchase accounting for the GMRI acquisition	389
Balance at September 30, 2007	$32,542

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands), including intangibles related to our acquisition of SARCOM in September 2007. The estimated fair values of such intangibles resulting from the SARCOM acquisition are based on a preliminary purchase price allocation, as more fully described in Note 3 above, and is subject to change:

	Weighted	At September 30, 2007			At December 31, 2006
	Average Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patent, trademark & URLs	7	$1,318	$562	$756	$922	$504	$418
Customer relationships	5	4,865	596	4,269	555	499	55
Product backlog	Various (1)	567	522	45	581	422	160
Software licenses	3	468	81	387	218	24	194
Maintenance contracts	Various (1)	143	125	18	143	84	59
Non-compete agreements	5	158	97	61	118	80	38
Other	5	32	30	2	32	25	7
Total intangible assets		$7,551	$2,013	$5,538	$2,569	$1,638	$931

(1)       Amortization of these intangible assets which relate to customer orders is based on actual shipments of goods or performance of service.

Amortization expense for intangible assets was approximately $131,000 and approximately $270,000 for the three months ended September 30, 2007 and 2006 and approximately $379,000 and approximately $358,000 for the nine months ended September 30, 2007 and 2006.

Estimated amortization expense for intangible assets, excluding intangible assets based on customer orders, in each of the next five years and thereafter is as follows: $356,000 in the remainder of 2007; $1,405,000 in 2008; $1,374,000 in 2009; $1,321,000 in 2010; $944,000 in 2011 and $75,000 thereafter.

5. Debt

As of September 30, 2007, we maintained a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank. On June 11, 2007, we amended our credit facility to provide, among other things: an extension of the maturity date of the facility from March 2008 to March 2011; an option for us to extend and increase the amount of the real estate term loan up to $4.2 million or 70% of appraised value within a limited time period; a reduction of the interest rate spread for the prime rate loans to a range of negative 0.25% to 0.00% from a previous spread of 0.00% and LIBOR loans to a range of 1.50% to 1.75% from a previous range of 2.00% to 2.50%, both of which spreads are dependent upon average excess availability under the facility; an increase in the advance rate against accounts receivable to 90% from 85% and against certain original closed box inventory to 80% from 75%; an increase in the sublimit for credit card receivables to $10 million from $7.5 million and for inventory to $40 million from the previous range of $20 million to $40 million, which was dependent upon turnover; and a restatement of the definition of “Adjustment Tangible Net Worth” to include certain additional assets as defined in the amendment.

On September 17, 2007, in connection with our acquisition of SARCOM as discussed in Note 3, we entered into a third amendment to the credit facility. The amendment provided, among other things, for the addition of SARCOM as a subsidiary borrower under the loan agreement, and an increase in the amount of the real estate term loan, which is discussed below, to $5.425 million.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At September 30, 2007, our effective weighted average annual interest rate was 7.83% and we had $58.9 million of net working capital advances outstanding under the line of credit. At September 30, 2007, we had $35.0 million available to borrow for working capital advances under the line of credit. The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at September 30, 2007. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in October 2014. At September 30, 2007, we had $5.425 million outstanding under the amended term note, at an effective interest rate of 8.0%. Our term note matures as follows: $193,750 in the remainder of 2007, $775,000 annually in each of the years 2008 through 2011 and $2,131,250 thereafter.

The carrying amounts of our line of credit borrowings and note payable approximate their fair values based upon the current rates offered to us for obligations of similar terms and remaining maturities.

See Note 11 for a discussion of the amendment to our credit facility entered into on November 5, 2007, which increased our maximum credit line by up to $50 million, for a total line up to $150 million.

6. Income Taxes

We adopted FIN 48 on January 1, 2007. As of the adoption date, we had no material unrecognized tax benefits. We do not believe that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of September 30, 2007. We recognize penalties and interest accrued related to unrecognized tax benefits, if any, as part of income tax expense in our Consolidated Statements of Operations. As of January 1, 2007, we had no amounts accrued for income tax-related interest or income tax-related penalties on our Consolidated Balance Sheets.

We conduct business through one or more of our subsidiaries in the U.S., Canada and the Philippines. We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Because we utilized or have available U.S. federal and state net operating loss carryforwards generated in certain jurisdictions for the years of 1997 through 2001, such jurisdictions for the respective tax years remain subject to examination by tax authorities. Except for the respective jurisdictions for the years indicated above, we are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. All tax returns for the 2006 fiscal year have been filed.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. In addition, we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. As such, potential common shares of approximately 125,000 and 576,000 for the three months ended September 30, 2007 and 2006, and approximately 63,000 and 1,080,000 for the nine months ended September 30, 2007 and 2006 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Three Months Ended September 30, 2007:
Basic EPS
Net income	$2,978	12,606	$0.24
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,109
Diluted EPS
Adjusted net income	$2,978	13,715	$0.22
Three Months Ended September 30, 2006:
Basic EPS
Net income	$1,908	12,214	$0.16
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	713
Diluted EPS
Adjusted net income	$1,908	12,927	$0.15
Nine Months Ended September 30, 2007:
Basic EPS
Net income	$7,845	12,473	$0.63
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,131
Diluted EPS
Adjusted net income	$7,845	13,604	$0.58
Nine Months Ended September 30, 2006:
Basic EPS
Net income	$2,248	11,978	$0.19
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	864
Diluted EPS
Adjusted net income	$2,248	12,842	$0.18

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,978	$1,908	$7,845	$2,248
Other comprehensive income:
Foreign currency translation adjustments	446	54	1,189	288
Total comprehensive income	$3,424	$1,962	$9,034	$2,536

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

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

Three Months Ended September 30, 2007	Core business	OnSale.com	Consolidated
Net sales	$283,267	$4,421	$287,688
Gross profit	33,713	466	34,179
Operating profit (loss)	6,096	(330)	5,766

Three Months Ended September 30, 2006
Net sales	$239,889	$2,282	$242,171
Gross profit	31,183	373	31,556
Operating profit (loss)	4,350	(274)	4,076

Nine Months Ended September 30, 2007
Net sales	$797,312	$10,114	$807,426
Gross profit	98,789	1,134	99,923
Operating profit (loss)	16,504	(896)	15,608

Nine Months Ended September 30, 2006
Net sales	$700,396	$10,116	$710,512
Gross profit	88,670	1,309	89,979
Operating profit (loss)	7,754	(1,114)	6,640

As of September 30, 2007 and December 31, 2006, we had total consolidated assets of $292.8 million and $203.6 million. Our management does not have available to them and does not use assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Commitments

In connection with our acquisition of SARCOM on September 17, 2007, which is described in Note 3, we assumed the remaining commitments of SARCOM under its operating leases covering all of its office space located in various states throughout the U.S. and its capital lease covering various computer and network related equipment and software. As of September 30, 2007,  the remaining commitments we assumed under the operating leases totaled approximately $3.7 million, of which approximately $1.3 million is due by September 30, 2008, $1.2 million by September 30, 2009, $0.6 million by September 30, 2010, $0.5 million by September 30, 2011 and $0.1 million by September 30, 2012. As of September 30, 2007, the remaining commitments we assumed under the capital leases totaled approximately $0.3 million, of which approximately $178,000 is due by September 30, 2008, and approximately $75,000 and $25,000 is due in each of the years thereafter. In addition, we financed the cash component of the purchase price we paid in the SARCOM acquisition through borrowings under our existing credit facility. As a result, the outstanding balance on our revolving line of credit and term note, which is described in Note 5, increased to $58.9 million and $5.425 million as of September 30, 2007 from $32.5 million and $2.2 million as of December 31, 2006.

Total rent expense under our operating leases, net of sublease income, was $1.2 million and $1.1 million for the three months ended September 30, 2007 and 2006, and $3.5 million and $3.2 million for the nine months ended September 30, 2007 and 2006. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Legal Proceedings

Zekiya Whitmill and Lee Hanzy v. PC Mall Gov, Inc.

On July 6, 2007, Zekiya Whitmill and Lee Hanzy filed a purported class action lawsuit entitled Zekiya Whitmill and Lee Hanzy, individually and on behalf of others similarly situated, Plaintiffs, vs. PC Mall Gov, Inc., a Delaware corporation, and Does 1 through 200, inclusive, Defendants, Case No., BC373934 in the Superior Court of

California, County of Los Angeles. The potential class consists of current and former account executives in California who worked for PC Mall Gov., Inc., one of our wholly-owned subsidiaries. The lawsuit alleges that PC Mall Gov. improperly classified members of the putative class as “exempt” employees and failed to provide putative class members with meal and rest breaks. The complaint in this action asserts the following three causes of action: (1) failure to pay wages, including overtime, in violation of California Labor Code sections 201 through 203, and section 1194(a); (2) failure to provide meal and rest periods in violation of California Labor Code section 226.7; and (3) violation of section 17200 of the California Business and Professions Code. The lawsuit seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. While the case was originally filed in Los Angeles Superior Court, on September 26, 2007, the Superior Court ordered the action to arbitration and stayed all proceedings in superior court. We plan to vigorously defend this litigation. Because the case is in its preliminary stages, we cannot yet predict its outcome and potential financial impact on our business, results of operations and financial condition.

Lee Hanzy v. PC Mall, Inc. dba MACMALL, et al.

On July 6, 2007, Lee Hanzy filed a purported class action lawsuit entitled Lee Hanzy, individually and on behalf of others similarly situated, Plaintiff, vs. PC Mall, Inc., a Delaware corporation dba MACMALL, and Does 1 through 200, inclusive, Defendants, Case No., BC373935 in the Superior Court of California, County of Los Angeles. The potential class consists of current and former account executives in California who worked for PC Mall, and in particular, the MacMall operating division of PC Mall. The lawsuit alleges that PC Mall improperly classified members of the putative class as “exempt” employees and failed to provide putative class members with meal and rest breaks. The Complaint in this action asserts the following three causes of action: (1) failure to pay wages, including overtime, in violation of California Labor Code sections 201 through 203, and section 1194(a); (2) failure to provide meal and rest periods in violation of California Labor Code section 226.7; and (3) violation of section 17200 of the California Business and Professions Code. The lawsuit seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. While the case was originally filed in Los Angeles Superior Court, on August 30, 2007, the Superior Court ordered the action to arbitration and stayed all proceedings in superior court. We plan to vigorously defend this litigation. Because the case is in its preliminary stages, we cannot yet predict its outcome and potential financial impact on our business, results of operations and financial condition.

From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other litigation related to the conduct of our business. Any such litigation, including the litigation discussed above, could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition.

11. Subsequent Event

On November 5, 2007, we entered into a fourth amendment to our credit facility. The amendment provides for, among other things, (i) an increase to the credit limit in increments of $5 million, up to a total maximum amount of $150 million, provided that any increase of the total credit limit in excess of $120 million is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; and (iii) an increase in the number of LIBOR interest rate options we can enter into and the elimination of a limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option.

On November 6, 2007, we and the sellers of SARCOM agreed on a final net asset value adjustment, resulting in a decrease in our initial total purchase price by approximately $2.1 million. See Note 3 for a detailed discussion.

* * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 12, 2007, as amended on April 30, 2007, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 filed with the SEC on May 15, 2007 and August 14, 2007, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC from the end of our prior fiscal year through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

BUSINESS OVERVIEW

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we” or “us”), founded in 1987, is a rapid response direct marketer of computer hardware, software, peripherals, electronics, and other consumer products and services. We offer products and services to businesses, government and educational institutions, as well as individual consumers, through dedicated outbound and inbound telemarketing account executives, the Internet, direct marketing techniques, direct response catalogs, a direct sales force and three retail showrooms. We offer a broad selection of products through our distinctive full-color catalogs under the PC Mall, MacMall and PC Mall Gov brands, our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, wareforce.com, sarcom.com and onsale.com, and other promotional materials.

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

Management reviews our operating performance using a variety of financial and non-financial metrics, including sales, shipments, gross margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivable aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Excluding SARCOM, products manufactured by Apple represented approximately 22% and 23% of our total net sales in the three months ended September 30, 2007 and 2006, and approximately 23% and 19% of our total net sales in the nine months ended September 30, 2007 and 2006. Excluding SARCOM, products manufactured by HP represented approximately 19% and 20% of our total net sales in the three months ended September 30, 2007 and 2006, and approximately 20% and 22% of our total net sales in the nine months ended September 30, 2007 and 2006.

Acquisitions

SARCOM

On September 17, 2007, we completed the acquisition of SARCOM, Inc. (“SARCOM”), a provider of advanced technology solutions, pursuant to the terms of an Agreement and Plan of Merger, dated as of August 17, 2007 for an initial total purchase price of approximately $55.7 million, including transaction costs. SARCOM, headquartered in Columbus, Ohio, has served the mid-market and enterprise market for over 20 years and currently specializes in providing enterprise hardware and software solutions, procurement solutions and a full range of professional and managed services. Also included in the acquisition is the Abreon Group, a division of SARCOM. Abreon is a high end consulting and training business focused on providing business reengineering, business consulting and training services to mid-market and enterprise clients. Our acquisition of SARCOM was motivated in part by our desire to enhance our capabilities as a reseller of advanced technology product solutions and services, consistent with our commitment to grow our business in part through an effort to expand our share of our customers’ IT spending. The results of SARCOM are included in our Core business segment from the closing date of the acquisition.

The total purchase price was subject to a post-closing debt and net asset value adjustment (see below for a discussion of the final net asset value adjustment on November 6, 2007). The aggregate purchase price paid at closing included a total of $48.2 million in cash and approximately $7.5 million in shares of our common stock, the number of shares being based on the average closing price of our stock on the Nasdaq Global Market for the 20 consecutive trading days immediately preceding the acquisition closing date. Under that formula, at closing, we issued an aggregate of 633,981 shares of our common stock to the sellers as payment of the stock component of the purchase price. We financed the cash component of the purchase price through borrowings under our existing credit facility.

On November 6, 2007, we and the sellers agreed on a final net asset value adjustment, resulting in a decrease in the purchase price by approximately $2.1 million, which was to be repaid, at the sellers’ option, in either cash or shares of our common stock based on a per share price determined by the average closing price for the 20 consecutive trading days ending on the date of final determination of the net asset value adjustment. As a result, in settlement of the $2.1 million net asset value adjustment, the sellers tendered back to us a total of 122,478 shares of our common stock previously issued to them, which has been recorded as a reduction of the purchase price as of September 30, 2007.

Following the completion of the acquisition, the results of SARCOM have been included in the commercial division of our Core business segment.

GMRI

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

Stock-Based Compensation. On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock option grants subsequent to December 31, 2005 and unvested stock options outstanding as of January 1, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$287,688	$242,171	$807,426	$710,512
Cost of goods sold	253,509	210,615	707,503	620,533
Gross profit	34,179	31,556	99,923	89,979
Selling, general and administrative expenses	28,413	27,480	84,315	83,339
Operating profit	5,766	4,076	15,608	6,640
Interest expense, net	800	912	2,530	2,912
Income before income taxes	4,966	3,164	13,078	3,728
Income tax expense	1,988	1,256	5,233	1,480
Net income	$2,978	$1,908	$7,845	$2,248

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.1	87.0	87.6	87.3
Gross profit	11.9	13.0	12.4	12.7
Selling, general and administrative expenses	9.9	11.3	10.5	11.8
Operating profit	2.0	1.7	1.9	0.9
Interest expense, net	0.3	0.4	0.3	0.4
Income before income taxes	1.7	1.3	1.6	0.5
Income tax expense	0.7	0.5	0.6	0.2
Net income	1.0%	0.8%	1.0%	0.3%

Selected Other Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Commercial and public sector sales percentage	82.2%	80.2%	81.0%	78.1%
Consumer sales percentage (includes OnSale.com)	17.8%	19.8%	19.0%	21.9%
Commercial and public sector account executives (at end of period, excluding SARCOM)	569	606	569	606

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,		Change
	2007	2006	$	%
Core business	$283,267	$239,889	$43,378	18%
OnSale.com	4,421	2,282	2,139	NMF(1)
Total net sales	$287,688	$242,171	$45,517	19%

(1)       Not meaningful.

Total net sales for the third quarter of 2007 increased by $45.5 million, or 19%, compared to total net sales for the third quarter of 2006. This increase was primarily attributable to the $43.4 million increase in Core business net sales.

The increase in Core business net sales of $43.4 million for the third quarter of 2007 compared to the third quarter of 2006 was primarily due to growth in our public sector net sales of $21.3 million, or 79%, to $48.4 million, which resulted primarily from our acquisition of the products business of GMRI in September 2006 and a strong finish in the federal government sales season. Also, our commercial net sales increased by $20.7 million, or 12%, to $188.1 million in the third quarter of 2007 compared to the third quarter of 2006, primarily due to an increase in our account executive productivity in the third quarter and the addition of approximately $8.0 million of SARCOM’s sales since the completion of our acquisition on September 17, 2007. Further, our consumer net sales increased by $1.4 million, or 3%, to $46.8 million in the third quarter of 2007 compared to the third quarter of 2006, primarily due to increased sales of Apple products, offset by some delayed purchases due to the pending release of Apple’s OS X Leopard, which started shipping late in October 2007.

OnSale.com net sales were $4.4 million for the third quarter of 2007 compared to $2.3 million for the third quarter of 2006, an increase of $2.1 million.

Excluding SARCOM, sales of products manufactured by Apple and HP represented approximately 22% and 19% of net sales for the quarter ended September 30, 2007 compared to approximately 23% and 20% of net sales for the quarter ended September 30, 2006.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,
	2007		2006		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
Core business	$33,713	11.9%	$31,183	13.0%	$2,530	(1.1)%
OnSale.com	466	10.5%	373	16.3%	93	(5.8)%
Total gross profit and gross profit margin	$34,179	11.9%	$31,556	13.0%	$2,623	(1.1)%

Total gross profit for the third quarter of 2007 increased by $2.6 million, or 8%, compared to total gross profit for the third quarter of 2006. Total gross profit margin for the third quarter of 2007 decreased by 1.1% compared to the third quarter of 2006. The increase in total gross profit was due to the $2.5 million increase in Core business gross profit. The decrease in total gross profit margin was primarily due to the 1.1% decrease in Core business gross profit margin.

The increase in Core business gross profit of $2.5 million for the third quarter of 2007 compared to the third quarter of 2006 was primarily the result of the increase in Core business net sales discussed above. The decrease in Core business gross profit margin of 1.1% in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to the reduction in a single vendor consideration program beginning in the fourth quarter of 2006. In addition, the decline in Core business gross profit margin in the current quarter also includes the effect of a significant year-over-year increase in federal government sales at lower product margins. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product or customer mix, product acquisition and shipping costs, competition and other factors.

Gross profit for OnSale.com for the third quarter of 2007 was $0.5 million, an increase of $0.1 million compared to the third quarter of 2006, primarily due to the increase in OnSale.com’s net sales. OnSale.com’s gross profit margin for the third quarter of 2007 was 10.5% compared to 16.3% in the third quarter of 2006, a decrease of 5.8%, which was primarily due to the decrease in vendor consideration received as a percentage of OnSale.com’s net sales.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative, or SG&A, expenses, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,
	2007		2006		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$27,617	9.8%	$26,833	11.2%	$784	3%	(1.4)%
OnSale.com	796	18.0%	647	28.4%	149	23%	(10.4)%
Total SG&A expenses	$28,413	9.9%	$27,480	11.3%	$933	3%	(1.4)%

Total SG&A expenses increased by $0.9 million, or 3%, in the third quarter of 2007 compared with the third quarter of 2006. As a percent of sales, total SG&A expenses decreased to 9.9% in the third quarter of 2007 from 11.3% in the third quarter of 2006. The increase in total SG&A expenses was primarily due to the $0.8 million increase in Core business SG&A expenses.

The increase in Core business SG&A expenses of $0.8 million in the third quarter of 2007 compared to the same period last year was primarily due to $1.5 million of incremental personnel costs attributable to the acquisitions of SARCOM and GMRI. This increase was partially offset by a $0.8 million decrease in bad debt expense resulting from improvements in our accounts receivable aging. As a percent of net sales, SG&A expenses for the Core business decreased by 1.4% to 9.8% in the third quarter of 2007 from 11.2% in the third quarter of 2006. The 1.4% decline in Core business SG&A expenses as a percent of net sales was primarily due to a 41 basis point decline in personnel costs, a 35 basis point decline in bad debt expense, a 21 basis point decline in professional fees and a 16 basis point decline in advertising expenditures.

In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program that is currently scheduled to terminate at the end of 2007. Under that program, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As a result, as of September 30, 2007, we had received a total of $6.4 million relating to our 2005, 2004 and 2003 claims under that program. We have filed our 2006 claim and are awaiting its results. As of September 30, 2007, we had an accrued receivable of $6.1 million related to these labor credits and we expect to receive full payment under our labor credit claim. We have applied for an alternative program in an effort to partially replace these labor credits upon the expiration of the current program at the end of 2007; however, there can be no assurance that we will qualify for the alternative program. In the event that we do qualify for the new program, we could receive labor credits of up to 25% of eligible compensation paid to our qualifying employees in Canada. The alternative program could continue through the end of 2015.

For OnSale.com, SG&A expenses in the third quarter of 2007 were $0.8 million, an increase of $0.1 million from the third quarter of 2006. OnSale.com SG&A expenses as a percent of net sales was 18.0% in the third quarter of 2007 compared to 28.4% in the third quarter of 2006, a decrease of 10.4%. This decrease of 10.4% in SG&A expenses as percent of net sales for OnSale.com was primarily due to the increase in OnSale.com’s net sales in the current quarter.

Net Interest Expense. Total net interest expense for the third quarter of 2007 decreased to $0.8 million compared with $0.9 million in the third quarter of 2006. The decreased interest expense resulted from a lower average interest rate in effect during the third quarter of 2007 compared to the third quarter of 2006, partially offset by a higher average outstanding loan balance in the current period. In September 2007, we borrowed approximately $48 million under our credit facility in connection with the SARCOM acquisition. As a result, we expect a significant increase in our interest expense beginning in the fourth quarter of 2007. Additionally, if interest rates rise in the future, we would expect interest expense on our borrowings to increase.

Income Tax Expense. We recorded an income tax expense of approximately $2.0 million in the third quarter of 2007 compared to an income tax expense of $1.3 million in the third quarter of 2006. Our effective tax rate for each of the quarterly periods ended September 30, 2007 and 2006 was approximately 40%. The increase in income tax expense for the third quarter of 2007 compared to the third quarter of 2006 was due to the increase in our taxable income.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2007	2006	$	%
Core business	$797,312	$700,396	$96,916	14%
OnSale.com	10,114	10,116	(2)	NMF(1)
Total net sales	$807,426	$710,512	$96,914	14%

(1)       Not meaningful.

Total net sales for the nine months ended September 30, 2007 increased by $96.9 million, or 14%, compared to total net sales for the nine months ended September 30, 2006. This increase was primarily attributable to the $96.9 million increase in Core business net sales.

The increase in Core business net sales of $96.9 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to growth in our public sector and commercial net sales. Our public sector net sales increased by $52.2 million, or 88%, to $111.6 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to our acquisition of the products business of GMRI in September 2006, the launch of the GSA EDD contract with the federal government and contracts with several state, local and educational institutions, and a strong finish in the federal government sales season. Our commercial net sales increased by $41.9 million, or 8%, to $542.6 million, primarily due to an increase in our account executive productivity in the current period and the addition of approximately $8.0 million of SARCOM’s sales since the completion of our acquisition on September 17, 2007. In addition, our consumer net sales increased by $3.4 million, or 2%, to $143.0 million in the nine month period ended September 30, 2007 compared to the same period in the prior year, primarily due to increased sales of Apple products, offset by some delayed purchases due to the pending release of Apple’s OS X Leopard, which started shipping late in October 2007.

OnSale.com net sales were $10.1 million in each of the nine month periods ended September 30, 2007 and 2006.

Excluding SARCOM, sales of products manufactured by Apple and HP represented approximately 23% and 20% of net sales for the nine months ended September 30, 2007 compared to approximately 19% and 22% of net sales for the nine months ended September 30, 2006.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2007		2006		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$		Margin
Core business	$98,789	12.4%	$88,670	12.7%		$10,119	(0.3)%
OnSale.com	1,134	11.2%	1,309	12.9%	(175)		(1.7)%
Total gross profit and gross profit margin	$99,923	12.4%	$89,979	12.7%		$9,944	(0.3)%

Total gross profit for the nine months ended September 30, 2007 increased by $9.9 million, or 11%, compared to total gross profit for the nine months ended September 30, 2006. Total gross profit margin for the nine months ended September 30, 2007 decreased by 0.3% compared to the nine months ended September 30, 2006. The increase in total gross profit was primarily due to the $10.1 million increase in Core business gross profit in the current period compared to the same period in the prior year. The decrease in total gross profit margin in the nine months ended September 30, 2007 compared to the same period last year resulted primarily from the 0.3% decrease in Core business gross profit margin.

The increase in Core business gross profit of $10.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily the result of the increase in Core business net sales discussed above. The decrease in Core business gross profit margin of 0.3% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to the reduction in a single vendor consideration program beginning in the fourth quarter of 2006. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product or customer mix, product acquisition and shipping costs, competition and other factors.

Gross profit for OnSale.com for the nine months ended September 30, 2007 was $1.1 million, a decrease of $0.2 million compared to the nine months ended September 30, 2006, primarily due to a decrease in vendor consideration. OnSale.com’s gross profit margin for the nine months ended September 30, 2007 was 11.2% compared to 12.9% in the nine months ended September 30, 2006, a decrease of 1.7%, primarily due to a 239 basis point decrease in margin relating to vendor consideration received as a percentage of OnSale.com’s net sales, partially offset by a 60 basis point increase in product sales margin.

Selling, General and Administrative Expenses. The following table presents our selling, general and administrative, or SG&A, expenses, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2007		2006		Change
	SG&A	SG&A as a % of Sales	SG&A	SG&A as a % of Sales	$	%	SG&A as a % of Sales
Core business	$82,285	10.3%	$80,916	11.6%	$1,369	1.7%	(1.3)%
OnSale.com	2,030	20.1%	2,423	24.0%	(393)	(16.2)%	(3.9)%
Total SG&A expenses	$84,315	10.4%	$83,339	11.7%	$976	1.2%	(1.3)%

Total SG&A expenses increased by $1.0 million in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. As a percent of sales, total SG&A expenses decreased to 10.4% in the nine months ended September 30, 2007 from 11.7% in the nine months ended September 30, 2006. The increase in total SG&A expenses in the current period was due to the $1.4 million increase in Core business SG&A expenses, partially offset by a $0.4 million decrease in OnSale.com SG&A expenses.

The increase in Core business SG&A expenses of $1.4 million in the nine months ended September 30, 2007 compared to the same period last year was primarily due to $3.3 million of incremental personnel costs attributable to the acquisitions of SARCOM and GMRI and a $0.6 million increase in facilities related expenses, partially offset by a $2.9 million decrease in advertising expenditures primarily supporting our consumer business.

As a percent of net sales, SG&A expenses for Core business decreased to 10.3% in the nine months ended September 30, 2007 compared to 11.6% in the nine months ended September 30, 2006. The 1.3% decline in Core business SG&A expenses as a percent of net sales was primarily due to a 53 basis point decline in advertising expenditures, a 36 basis point decline in personnel costs and a 16 basis point decline in bad debt expense as a percent of net sales.

For OnSale.com, SG&A expenses in the nine months ended September 30, 2007 were $2.0 million, a decrease of $0.4 million from the nine months ended September 30, 2006 primarily due to a $0.2 million decrease in advertising expenditures, a $0.1 million decrease in administrative and fulfillment expenses and a $0.1 million decrease in personnel costs in the nine months ended September 30, 2007. OnSale.com SG&A expenses as a percent of net sales was 20.1% in the nine months ended September 30, 2007 compared to 24.0% in the nine months ended September 30, 2006, a decrease of 3.9%. This decrease of 3.9% in SG&A expenses as percent of net sales for OnSale.com was primarily due to a 211 basis point decrease in advertising expenditures as a percentage of net sales, a 92 basis point decrease in personnel costs and a 53 basis point decrease in administrative and fulfillment expenses as a percentage of net sales.

Net Interest Expense. Total net interest expense for the nine months ended September 30, 2007 decreased to $2.5 million compared with $2.9 million in the same period of 2006. The decreased interest expense resulted from a lower average outstanding balance during the first nine months of 2007 compared to the first nine months of 2006, partially offset by a higher average interest rate in effect in the current period compared to the same period in the prior year.

Income Tax Expense. We recorded an income tax expense of approximately $5.2 million in the nine months ended September 30, 2007 compared to an income tax expense of $1.5 million in the nine months ended September 30, 2006. Our effective tax rate for each of the nine month periods ended September 30, 2007 and 2006 was approximately 40%. The increase in income tax expense in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was due to the increase in our taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, possible sales growth and possible acquisitions and new business ventures. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. Our efforts to focus on commercial and public sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as increasing our offshore operations, in an effort to reduce our costs.

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

We had cash and cash equivalents of $9.8 million at September 30, 2007 and $5.8 million at December 31, 2006. Our working capital decreased by $9.5 million to $33.9 million at September 30, 2007 from working capital of $43.4 million at December 31, 2006.

Cash Flows from Operating Activities. Net cash provided by operating activities was $9.1 million in the nine months ended September 30, 2007 compared to $33.2 million in the nine months ended September 30, 2006. The $9.1 million of net cash provided by operating activities in the nine months ended September 30, 2007 was primarily the result of the $11.6 million increase in accounts payable related to the increase in our sales during the current period and the timing of our vendor payables and the $7.8 million of net income from our operations, partially offset by a $15.2 million increase in accounts receivable primarily due to increased open account sales.

The $33.2 million net cash provided by operating activities in the nine months ended September 30, 2006 resulted primarily from a $24.5 million decrease in inventories reflecting our efforts to optimize inventory levels, seasonality and our sell-through of year-end strategic buys for the holidays from the prior year end, a $12.2 million increase in accounts payable primarily due to the acquisition of the products business from GMRI in September 2006, partially offset by a $13.7 million increase in accounts receivable primarily due to receivables generated by the new GMRI products business we acquired and an increase in receivables from our vendors.

Cash Flows from Investing Activities. Net cash used in investing activities was $49.0 million in the nine months ended September 30, 2007 compared to $6.0 million in the same period of 2006. The $ 49.0 million of net cash used in investing activities in the nine months ended September 30, 2007 resulted from the $47.7 million related to the acquisition of SARCOM in September 2007 and the $1.3 million of capital expenditures relating to the creation of enhanced electronic tools for our account executives and sales support staff and the continued expansion of our Philippines office. The $6.0 million of net cash used in investing activities in the nine months ended September 30, 2006 resulted from the $2.7 million of capital expenditures relating to the continued expansion of our Philippines office, as well as the creation of enhanced electronic tools for our account executives and sales support staff, and the $3.4 million related to the acquisition of the products business from GMRI in September 2006.

Cash Flows from Financing Activities. Net cash provided by financing activities was $42.6 million in the nine months ended September 30, 2007 compared to net cash used in financing activities of $26.9 million in the same period of 2006. The $42.6 million of net cash provided by financing activities in the nine months ended September 30, 2007 was primarily related to financing required to fund the cash portion of the purchase price of SARCOM in the amount of approximately $48 million, which net of payments made on the outstanding balance of our line of credit resulted in a net increase of $26.4 million in our line of credit, and a $12.5 million increase in book overdraft, which was due to timing of outstanding payments to vendors. The $26.9 million of net cash used in financing activities in the nine months ended September 30, 2006 was primarily related to $29.7 million of net payments of our outstanding balance on our line of credit, partially offset by a $2.7 million increase in book overdraft, which were both due to the timing of outstanding payments to vendors relative to the prior period.

Line of Credit and Note Payable. As of September 30, 2007, we maintained a $100 million asset-based revolving credit facility from a lending unit of a large commercial bank. On June 11, 2007, we amended our credit facility to provide, among other things: an extension of the maturity date of the facility from March 2008 to March 2011; an option for us to extend and increase the amount of the real estate term loan up to $4.2 million or 70% of appraised value within a limited time period; a reduction of the interest rate spread for the prime rate loans to a range of negative 0.25% to 0.00% from a previous spread of 0.00% and LIBOR loans to a range of 1.50% to 1.75% from a previous range of 2.00% to 2.50%, both of which spreads are dependent upon average excess availability under the facility; an increase in the advance rate against accounts receivable to 90% from 85% and against certain original closed box inventory to 80% from 75%; an increase in the sublimit for credit card receivables to $10 million from $7.5 million and for inventory to $40 million from the previous range of $20 million to $40 million, which was dependent upon turnover; and a restatement of the definition of “Adjustment Tangible Net Worth” to include certain additional assets as defined in the amendment.

On September 17, 2007, in connection with our acquisition of SARCOM, we entered into a third amendment to the credit facility. The amendment provided, among other things, for the addition of SARCOM as a new subsidiary borrower under the loan agreement, and an increase in the amount of the real estate term loan, which is discussed below, to $5.425 million.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a commitment fee of 0.25% annually on the unused portion of the line up to $60 million, unless the outstanding borrowings under the credit facility exceed $75 million, at which time the unused line fees will be assessed on the unused portion of the facility up to $80 million. At September 30, 2007, our effective weighted average annual interest rate was 7.83% and we had $58.9 million of net working capital advances outstanding under the line of credit. At September 30, 2007, we had $35.0 million available to borrow for working capital advances under the line of credit. The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at September 30, 2007. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in October 2014. At September 30, 2007, we had $5.425 million outstanding under the amended term note, at an effective interest rate of 8.0%. Our term note matures as follows: $193,750 in the remainder of 2007, $775,000 annually in each of the years 2008 through 2011 and $2,131,250 thereafter.

On November 5, 2007, we entered into a fourth amendment to our credit facility. The amendment provides for, among other things, (i) an increase to the credit limit in increments of $5 million, up to a total maximum amount of $150 million, provided that any increase of the total credit limit in excess of $120 million is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; and (iii) an increase in the number of LIBOR interest rate options we can enter into and the elimination of a limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

In connection with our acquisition of SARCOM on September 17, 2007, we assumed the remaining commitments of SARCOM under its operating leases covering all of its office space located in various states throughout the U.S. and its capital lease covering various computer and network related equipment and software. As of September 30, 2007,  the remaining commitments we assumed under the operating leases totaled approximately $3.7 million, of which approximately $1.3 million is due by September 30, 2008, $1.2 million by September 30, 2009, $0.6 million by September 30, 2010, $0.5 million by September 30, 2011 and $0.1 million by September 30, 2012. As of September 30, 2007, the remaining commitments we assumed under the capital leases totaled approximately $0.3 million, of which approximately $178,000 is due by September 30, 2008, and approximately $75,000 and $25,000 is due in each of the years thereafter. In addition, we financed the cash component of the purchase price we paid in the SARCOM acquisition through borrowings under our existing credit facility. As a result, the outstanding balance on our revolving line of credit and term note increased to $58.9 million and $5.425 million as of September 30, 2007 from $32.5 million and $2.2 million as of December 31, 2006.

Off-Balance Sheet Arrangements

 As of September 30, 2007, we did not have any off-balance sheet arrangements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

•             our beliefs relating to the benefits to be received from our Philippines office and Canadian call center;

•             our beliefs regarding changes in our total amount of unrecognized tax benefits;

•             our expectations regarding future expenses from infrastructure related to our outbound telemarketing sales force;

•             the possibility that we will not fully realize the anticipated benefits of the SARCOM acquisition;

•             the impact of the SARCOM acquisition on our financial condition, liquidity and our future cash flows and earnings;

•             our ability to execute our business strategy;

•             the availability of funding;

•             our acquisition strategy and the impact of any past or future acquisitions;

•             our expectations regarding our working capital, liquidity and cash flows from operations;

•             the impact on accounts receivable from our efforts to focus on commercial and public sector sales;

•             our beliefs regarding the applicability of tax regulations;

•             our expectations regarding the impact of accounting pronouncements; and

•             our plans and expectations relating to our growth strategy, capital needs, cost reduction efforts and future financing.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail under the heading “Risk Factors” in Item 1A, Part II of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, we assume no obligation to update or revise any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2007, we had $58.9 million outstanding under our line of credit and $5.4 million outstanding under our note payable. As of September 30, 2007, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.6 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and gains and losses resulting from exchange rate fluctuations on long-term intercompany accounts in our Consolidated Balance Sheets under “Accumulated other comprehensive income,” a section of stockholders’ equity. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. However, we did not have significant foreign currency or overall currency exposure as of September 30, 2007. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

Other

Our financial instruments include cash and cash equivalents and long-term debt. At September 30, 2007, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2007.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, other than ordinary routine litigation incidental to the business. From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other litigation related to the conduct of our business. Any such litigation, including the litigation discussed above, could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition.

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

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. You should carefully consider the risks and uncertainties facing our business which are set forth below. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, excluding SARCOM, products manufactured by Apple accounted for approximately 22% and 23% of our total net sales for the quarters ended September 30, 2007 and 2006, and products manufactured by HP accounted for approximately 19% and 20% of our total net sales for the quarters ended September 30, 2007 and 2006. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We generally do not have long-term supply agreements or guaranteed price or delivery arrangements with our vendors.

In most cases we have no guaranteed price or delivery arrangements with our vendors. As a result, we have experienced and may in the future experience inventory shortages on certain products. Furthermore, our industry occasionally experiences significant product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply certain products as needed. We cannot assure you that suppliers will maintain an adequate supply of products to fulfill our orders on a timely basis, or at all, or that we will be able to obtain particular products on favorable terms or at all. Additionally, we cannot assure you that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our vendors, or a significant increase in the price of those products, could reduce our sales and negatively affect our operating results.

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

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We also maintain certain qualifications and preferred provider status with several of our vendors, which provides us with preferred pricing, vendor training and support, preferred access to products, and other significant benefits. While these vendor relationships are an important element of our business, we do not have long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, we agree to offer products through our catalogs and on our websites and the vendors agree to provide us with information about their products and honor our customer service policies. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers offering a mix of close-out and refurbished products in addition to new products. From time to time, vendors may terminate our right to sell some or all of their products, modify or terminate our preferred provider or qualification status, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. Any such termination or the implementation of such changes, or our failure to build new vendor relationships, could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and may adversely affect our operating results.

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

We experience variability in our net sales and net income on a quarterly basis as a result of many factors. These factors include the frequency of our catalog mailings, introduction or discontinuation of new catalogs, variability in vendor programs, the introduction of new products or services by us and our competitors, changes in prices from our suppliers, the loss or consolidation of significant suppliers or customers, general competitive conditions such as pricing, our ability to control costs, the timing of our capital expenditures, the condition of our industry in general, seasonal shifts in demand for computer and electronics products, industry announcements and market acceptance of new products or upgrades, deferral of customer orders in anticipation of new product applications, product enhancements or operating systems, the relative mix of products sold during the period, any inability on our part to obtain adequate quantities of products carried in our catalogs, delays in the release by suppliers of new products and inventory adjustments, our expenditures on new business ventures and acquisitions, performance of acquired businesses, adverse weather conditions that affect response, distribution or shipping to our customers, and general economic conditions and geopolitical events. Our planned operating expenditures each quarter are based on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for the quarter may be materially adversely affected. Our narrow gross margins may magnify the impact of these factors on our operating results. We believe that period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. In addition, our results in any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below the expectations of public market analysts or investors and as a result the market price of our common stock could be materially adversely affected.

The transition of our business strategy to increasingly focus on commercial and public sector sales presents numerous risks and challenges, and may not improve our profitability or result in expanded market share.

An important element of our business strategy is to increasingly focus on commercial and public sector sales. In shifting our focus, we face numerous risks and challenges, including competition from a wider range of sources and an increased need to develop strategic relationships. We cannot assure you that our increased focus on commercial and public sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business and results of operations. Moreover, contracting with governmental departments and agencies involves additional risks, such as limited recourse against the government agency in the event of a business dispute, the potential lack of a limitation of our liability for damages from our provision of services to the department or agency, and the potential for changes in statutory or regulatory provisions that negatively affect the profitability of such contracts.

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

Based upon current interpretations of existing law, certain of our subsidiaries currently collect and remit sales or use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state direct marketers. Furthermore, court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state were quite limited (e.g., visiting the state several times a year to aid customers or to inspect showrooms stocking their goods). We believe our operations in states in which we have no physical presence are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future.

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

Part of our business strategy includes the acquisition of other companies, and we may have difficulties integrating acquired companies into our operations in a cost-effective manner, if at all .

One element of our business strategy involves expansion through the acquisition of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business, including challenges we may face in connection with our recent acquisition of SARCOM. No assurance can be given that the benefits or synergies we may expect from the acquisition of companies or businesses will be realized to the extent or in the time frame we anticipate. We may lose key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans. In addition, acquisitions may involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and management information systems, changing relationships with customers, suppliers and strategic partners, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of acquired companies or otherwise related to the acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, or involve our issuance of additional equity securities. If we are not able to obtain financing, then we may not be in a position to consummate acquisitions. If we issue equity securities in connection with an acquisition, we may dilute our common stock with securities that have an equal or a senior interest in our company. If we incur additional debt to pay for an acquisition, it may significantly reduce amounts that would otherwise be available under our credit facility, increase our interest expense, leverage and debt service requirements and could negatively impact our ability to comply with applicable financial covenants in our credit facility or limit our ability to obtain credit from our vendors. Acquired entities also may be highly leveraged or dilutive to our earnings per share, or may have unknown liabilities. In addition, the combined entity may have lower revenues or higher expenses and therefore may not achieve the anticipated results. Any of these factors relating to acquisitions could have a material adverse impact on our business, financial condition and results of operations.

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

If purchased goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

The purchase price allocation for the acquisition of SARCOM resulted in a material amount allocated to goodwill and amortizable intangible assets. In accordance with GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We review the fair value of our goodwill and test it for impairment annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could have a material adverse effect on our results of operations.

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

•                     our ability to successfully integrate operations and technologies from any past or future acquisitions or other business combinations;

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

•                     changes in the amounts of information technology spending by commercial and public sector entities;

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

We require substantial working capital to fund our business. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. However, if we need additional financing, such as for acquisitions or expansion or to fund a significant downturn in sales or an increase in operating expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financings to fund additional expansion, or take advantage of opportunities or favorable market conditions. There can be no assurance such financings will be available on terms favorable to us or at all. To the extent any such financings involve the issuance of equity securities, existing stockholders could suffer dilution. If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. If additional financing is required but not available, we would have to implement further measures to conserve cash and reduce costs. However, there is no assurance that such measures would be successful. Our failure to raise required additional financing could adversely affect our ability to maintain, develop or enhance our product offerings, take advantage of future opportunities, respond to competitive pressures or continue operations.

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

From time to time we receive claims and become subject to litigation, including consumer protection, employment, intellectual property and other litigation related to the conduct of our business. Additionally, we may from time to time institute legal proceedings against third parties to protect our interests. Any litigation that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. We cannot determine with any certainty the costs or outcome of pending or future litigation. Any such litigation may materially harm our business, results of operations and financial condition.

We may fail to expand our merchandise categories, product offerings, websites and processing systems in a cost-effective and timely manner as may be required to efficiently operate our business.

We may be required to expand or change our merchandise categories, product offerings, websites and processing systems in order to compete in our highly competitive and rapidly changing industry or to efficiently operate our business. Any failure on our part to expand or change the way we do business in a cost-effective and timely manner in response to any such requirements would likely adversely affect our operating results, financial condition and future prospects. Additionally, we cannot assure you that we will be successful in implementing any such changes when and if they are required.

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

We monitor and periodically test our internal control procedures. We may from time to time identify deficiencies which we may not be able to remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located near Los Angeles, California in an area that is susceptible to earthquakes and other natural disasters. Our distribution facilities, which are located in Memphis, Tennessee, Irvine, California, and Lewis Center, Ohio house the product inventory from which a substantial majority of our orders are shipped, and are also in areas that are susceptible to natural disasters and extreme weather conditions such as earthquakes, fire, floods and major storms. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and telephone system, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, California periodically experiences power outages as a result of insufficient electricity supplies. These outages may recur in the future and could disrupt our operations. We currently have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur.

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

The business of direct marketing of computer hardware, software, peripherals and electronics is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information. We compete with other direct marketers, including CDW, Insight Enterprises, and PC Connection. In addition, we compete with computer retail stores and resellers, including superstores such as Best Buy and CompUSA, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com, Newegg.com and TigerDirect.com, government resellers such as GTSI, CDWG and GovConnection, software only resellers such as Soft Choice and Software House International and other direct marketers and value added resellers of hardware, software and computer-related and electronic products. We also compete with value-added resellers and providers of information technology solutions. In the direct marketing and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

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

In June 2003, we established a Canadian call center serving the U.S. market. One of the benefits we receive from having our Canadian call center is that we can claim Canadian government labor credits on eligible compensation paid to qualifying employees at the call center. The government program that provides for these labor credits is currently scheduled to terminate at the end of 2007. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. If we do not receive these expected labor credits, or a sufficient portion of them, then the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer. We have applied for an alternative program in an effort to partially replace these labor credits upon the expiration of the current program at the end of 2007; however, there can be no assurance that we will qualify for the alternative program. In the event that we do not qualify for the new program, our labor costs in our Canadian call center would increase materially, which could adversely affect our consolidated results of operations.

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

International operations expose us to currency exchange risk and we cannot predict the effect of future exchange rate fluctuations on our business and operating results.

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

In addition, our international operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to the U.S. dollar. Although the effect of currency fluctuations on our financial statements has not generally been material in the past, there can be no guarantee that the effect of currency fluctuations will not be material in the future.

We are subject to risks associated with the evolution of, and consolidation within, our industry.

Our industry has undergone significant change in the past several years. In addition, many new, cost-effective channels of distribution have developed in the industry, such as the Internet, computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchants. Many computer resellers are consolidating operations and acquiring or merging with other resellers, direct marketers and providers of information technology solutions to achieve economies of scale, expanded product and service offerings, and increased efficiency. The current industry reconfiguration and the trend towards consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit. Declining prices, resulting in part from technological changes, may require us to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for us to continue to increase our net sales and earnings growth. In addition, growth in the information technology market has slowed. If the growth rate of the information technology market were to further decrease, our business, financial condition and operating results could be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required under this item was disclosed under Item 3.02 of our Current Report on Form 8-K, filed with the SEC on September 18, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the stockholders held on August 31, 2007, the following matters were submitted to a vote of the stockholders of PC Mall, Inc.:

1. The re-election as directors of Frank F. Khulusi, Thomas A. Maloof, Ronald B. Reck and Paul C. Heeschen, all of whom were re-elected at the annual meeting. The directors received the following votes:

	FOR	WITHHELD
Frank F. Khulusi	7,159,915	2,330,592
Thomas A. Maloof	8,506,016	984,491
Ronald B. Reck	8,506,016	984,491
Paul C. Heeschen	8,506,016	984,491

2. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

	FOR	AGAINST	ABSTENTIONS
Appointment of Independent Registered Public Accounting Firm	9,374,536	61,451	54,520

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of August 17, 2007, by and among PC Mall, Inc., Mall Acquisition 2, Inc., SARCOM, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on September 18, 2007)

10.1	Summary of Executive Salary and Bonus Arrangements

10.2	Summary of Director Compensation Arrangements

10.3	Form of Director Restricted Stock Bonus Award Agreement

10.4	Severance Agreement between AF Services, LLC and Brandon LaVerne

10.5

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on September 18, 2007)

10.6

Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on September 18, 2007)

10.7

Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of November 5, 2007, by and among PC Mall, Inc, certain of its subsidiaries, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

10.8	Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Interim Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Interim Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Interim Chief Financial Officer

***

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of August 17, 2007, by and among PC Mall, Inc., Mall Acquisition 2, Inc., SARCOM, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on September 18, 2007)

10.1	Summary of Executive Salary and Bonus Arrangements

10.2	Summary of Director Compensation Arrangements

10.3	Form of Director Restricted Stock Bonus Award Agreement

10.4	Severance Agreement between AF Services, LLC and Brandon LaVerne

10.5

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on September 18, 2007)

10.6

Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on September 18, 2007)

10.7

Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of November 5, 2007, by and among PC Mall, Inc, certain of its subsidiaries, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

10.8	Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Interim Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Interim Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002