Form 10-K
period 2007-12-31
PC MALL INC
filed 2008-03-17
CIK 937941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $127.2 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2008, the registrant had 13,274,087 shares of common stock outstanding.
Documents Incorporated By Reference Into Part III:
Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PC MALL, INC.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:
•	our beliefs relating to the benefits to be received from our Philippines office and Canadian call center, including tax credits and reduction in labor costs over time;

•	our competitive advantages and growth opportunities;

•	our ability to increase profitability and revenues;

•	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;

•	our ability to penetrate the public sector market;

•	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future advertising levels and the effect on consumer sales;

•	our ability to generate vendor supported marketing;

•	our ability to limit risk related to price reductions;

•	our use of management information systems and their need for future support or upgrade;

•	our expectations regarding competition and the industry trend toward consolidation;

•	our compliance with laws and regulations;

•	our expectations regarding our working capital, liquidity, cash flows from operations and our credit limit under our credit facility;

•	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;

•	the impact on accounts receivable from our efforts to focus on commercial and public sector sales;

•	our belief that the use of extranets has the potential to yield additional sales opportunities and the ability to reach new customer bases;

•	our expectations regarding the ability of our marketing programs or campaigns to stimulate additional purchases or to maximize product sales;

•	our belief that backlog is not useful for predicting our future sales;

•	our belief that our existing distribution facilities are adequate for our current and foreseeable future needs;

•	the likelihood that new laws and regulations will be adopted with respect to the Internet that may impose additional restrictions or burdens on our business;

•	our beliefs regarding the applicability of tax regulations;

•	our belief regarding our exposure to currency exchange risks;

•	our expectations regarding the impact of accounting pronouncements;

•	our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business; and

•	our plans for our growth strategy, capital needs and future financing.
Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.

ITEM 1. BUSINESS
General
PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions, to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, various direct marketing techniques, and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall and PC Mall Gov brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, wareforce.com, sarcom.com, abreon.com and onsale.com, and other promotional materials.
We operate in two reportable segments: (1) a value added direct marketer of technology solutions for businesses, government and educational institutions, as well as consumers, collectively referred to as “Core business” and (2) an online retailer of computer and consumer electronic products under the OnSale.com brand. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.
On September 17, 2007, we completed the acquisition of SARCOM, Inc. (“SARCOM”), a provider of advanced technology solutions, for an initial total purchase price of approximately $55.7 million, including transaction costs, comprised of approximately $48.2 million in cash and approximately $7.5 million in shares of our common stock. The purchase price was subsequently adjusted down by $2.1 million for a final net asset value adjustment entered into on November 6, 2007, under which the sellers tendered back to us approximately 122,478 shares of our common stock previously issued to them.
SARCOM, headquartered in Columbus, Ohio, has served the mid-market and enterprise market for over 20 years and currently specializes in providing enterprise hardware and software solutions, procurement solutions and a full range of professional and managed services. Also included in the acquisition is the Abreon Group (“Abreon”), a division of SARCOM. Abreon is a high-end consulting and training business focused on providing business reengineering, business consulting and training services to mid-market and enterprise clients. Our acquisition of SARCOM was motivated in part by our desire to enhance our capabilities as a value added direct marketer of advanced technology products, services and solutions, consistent with our commitment to grow our business in part by expanding our share of our customers’ IT spending. The results of SARCOM have been included in the commercial sector results of the Core business segment from the closing date of the acquisition.
On September 7, 2006, PC Mall Gov, Inc. (“PC Mall Gov”), our wholly-owned subsidiary, acquired the products business of Government Micro Resources, Inc. (“GMRI”) for approximately $3.4 million in cash, including transaction costs. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items. Following the completion of the GMRI acquisition, in 2007, we completed our review of whether certain liabilities existed at the time of the acquisition. As a result of our review, we recorded an adjustment to our preliminary purchase price allocation to increase the amount allocated to goodwill by approximately $0.4 million relating to net liabilities that we concluded existed at the time of the acquisition. Beginning with September 8, 2006, the results of the acquired products business of GMRI have been included in the public sector results of the Core business segment.
During the third quarter of 2005, we opened an office in the Philippines in an effort to reduce certain of our administrative, back-office and call-center labor costs. The opening of the Philippines office has also allowed us to devote additional resources towards enhancing our marketing content on the Internet, and other customer acquisition and retention activities.
On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc., when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for 2005 and the prior periods presented herein.
For more information on the discontinued operation of eCOST.com, see Note 5 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we will be required to maintain a minimum of 317 eligible employees employed by PC Mall Canada, Inc., our subsidiary, in the province of Quebec, at all times to remain eligible to annually apply for these labor credits. As a result of this new certification, we will be eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of December 31, 2007, we had received a total of $6.4 million relating to our 2005, 2004 and 2003 claims under that program. We have filed our 2006 claim and are awaiting its results. We are in process with the preparation of our 2007 claim. As of December 31, 2007, we had an accrued receivable of $6.9 million related to these labor credits, and we expect to receive full payment under our labor credit claim.
Strategy
Our strategy is to be a value added single source provider of information technology products, services and solutions for our customers. Historically, we implemented our strategy as a rapid response, high volume, cost-efficient direct marketer of multi-branded, competitively-priced information technology products and services, while providing a high level of support to our customers.
In 2006 and 2007, through the acquisitions of GMRI and SARCOM, we accelerated the transformation of our strategy to include providing information technology solutions and engineering capabilities in advanced technologies. We intend to use the solutions and services assets acquired as a platform to expand our capability to offer advanced technology solutions and engineering capability on a national basis. The key elements of our strategy are discussed below.
Utilize Multiple Selling Models. We utilize multiple selling models including outbound phone-based selling, inbound phone-based selling and order management, and field-based selling.
For small and medium-sized business (“SMB”) customers as well as public sector customers, we use an outbound phone, relationship-based selling model. In 2007, we continued to develop our efforts in this selling model. We continued with a strategy of modest hiring of new outbound account executives and continued to place a greater focus on increasing the productivity and tenure of our existing sales force through enhanced training and tools.
In 2007, we also continued to invest in our internally developed customer relationship management (“CRM”) system by adding a scoring capability that provides quantifiable metrics to aid in the penetration of our SMB accounts. We continue to develop capabilities for a quote management system for our sales force. All of these tools are designed to provide our sales force with better capability for managing our commercial customer relationships and our customer leads.
We operate several call centers in North America, including our largest call center in Montreal, Canada, which provides us access to an abundant, educated labor pool and a government labor subsidy that extends through the end of 2016.
Through the acquisition of SARCOM, we significantly enhanced the size and capability of our field relationship-based selling model, which is used with our mid-market, enterprise and public sector customers. These larger customers demand more complex solutions, which can be best delivered with a face-to-face selling model. These sales representatives have access to technical field resources and they engage with the manufacturers’ representatives in the field to facilitate a high value, high touch level of support for our larger, more sophisticated customers.
For our consumer customer base, we use an inbound selling and order management model and leverage our catalog and internet marketing demand generation activities. During 2007, we continued to capitalize on our Philippines office by strengthening our sales support staff and enhancing the performance of our inbound sales force.
Focus on Sales of Solutions. We continue to focus on sales of solutions including networking products, servers, storage and contractual licensing, which we believe represent high growth segments of the SMB, mid-market, enterprise and public sector markets. We are authorized to sell Cisco, HP, IBM, Lenovo, Microsoft, Symantec and other name brand enterprise solutions. We are also authorized to sell contractual licenses from leading publishers like Adobe, IBM/Lotus, Microsoft, Symantec and VMWare to our mid-market and enterprise customers, SMB customers and the public sector customers. We have continued to invest in pre-sales assets, including pre-sales technical representatives, technical content, and training that assist our account executives focused on the SMB, mid-market and enterprise, and public sector markets in identifying and closing opportunities for product services and solutions.

We believe a key to supporting the successful acquisition and growth of customers in the SMB, mid-market, enterprise and public sector markets is using relationship-based selling models. Our account executives are trained in relationship building, account management and offering high levels of service through a high touch model. They handle a variety of customer needs, including ongoing customer service, technology assessment and support requirements, operations and procurement processes and other value-added services. Additionally, account executives bring product expertise to bear, from within the company, leveraging technical specialists who support our leading manufacturers including Apple, Cisco, HP, IBM, Lenovo, Microsoft and Symantec.
Continue Demand Generation Programs. We believe that a variety of demand generation programs are necessary for customer acquisition and retention. We use a combination of direct marketing, including catalogs and internet marketing to reach prospective and ongoing customers. We also use magazine and newspaper advertising to leverage vertical markets and seasonality of certain customer bases, and to drive demand for selected brands. In support of the marketing communication vehicles discussed above, we also use product promotions to engage current and prospective customers for new and ongoing business.
Leverage Apple Market Position. Throughout 2007, we continued to be a leading direct marketer of Apple products. Apple is an industry leader in innovation with its award-winning computers, OS X operating system, software and consumer electronics. We believe that our historic performance with Apple, combined with Apple’s improving share position, provides us opportunities to acquire new customers as well as increase sales on the Mac platform to certain existing customers. We intend to continue to leverage our position as a leading direct marketer of Apple products.
Utilize E-Commerce Expertise. We have been involved in Internet e-commerce since 1995 and are focused on leveraging our e-commerce expertise. We utilize our public websites to provide our customers with easy and convenient shopping, ordering and tracking tools. Our CAP sites, which are customized extranets for commercial and public sector customers, provide these same capabilities along with custom catalogs, pricing, security, asset management, and workflow configurable to the customers’ needs. We believe having sophisticated e-commerce capabilities facilitates customer acquisition and retention.
Part of our e-commerce expertise is the capability we have developed to leverage online shopping programs and tools, such as search engines, shopping bots and other programs. In 2007, we continued to invest in web merchandising resources and skills, as well as enhanced our e-commerce technology to increase the efficiency of these online marketing vehicles. In 2007, we continued to shift our advertising expenditures to web marketing.
Focus on Public Sector Market. In addition to the traditional consumer and commercial customer markets, we believe that marketing to federal, state and local government and educational institutions is a necessary part of our strategy for growth and leadership. We believe the public sector market has represented an important and sizeable piece of the overall IT market. We also believe that the public sector market has specific support requirements, and therefore PC Mall’s strategy of dedicated management and infrastructure to address this market is important.
We address the public sector market through our PC Mall Gov subsidiary, which has dedicated management deploying an outbound phone based selling model, as well as a field sales force to support the federal, state and local governments as well as educational institutions. As part of our strategy to grow our sales to the federal government, in September 2006, PC Mall Gov acquired the products business of GMRI, a government reseller of high-technology products and related service contracts. The acquisition of GMRI expanded PC Mall Gov’s presence in the government sales marketplace and further enhanced the breadth of products we sell to include Sun Microsystems products. In 2007, we completed the integration of GMRI, and as a result, have a comprehensive sales, marketing and operations infrastructure to support our federal model.
Selectively Pursue Strategic Acquisitions. Since our founding, we have supplemented our internal growth through selective, strategic acquisitions. We believe that the fragmented nature of the reseller industry and industry consolidation trends may continue to present acquisition opportunities for us, and we may target acquisitions in the markets that we already serve, as well as in new markets. We believe that acquisitions may allow us to increase our productivity and the efficiency of our operations by leveraging our existing infrastructure. Acquisitions in new markets may expand our geographic reach into markets we do not currently serve and may allow us to leverage fixed costs.

Sales and Marketing
Sales Activities. We believe that much of our success has come from the quality and training of our account executives. Account executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders. Account executives have the authority to vary prices within specified parameters in order to be competitive. In addition, account executives undergo an initial sales training program focusing on use of our systems, product offerings and networking solutions, sales techniques, phone etiquette and customer service. Account executives also attend regular training sessions to stay up-to-date on new products. Customer service and technical support personnel assist outbound account executives. Our phone and computer systems are used for order entry, customer tracking and inventory management. We use a proprietary customer relationship management system for our outbound account executives to assist them with prospecting and account management functions. We also use a customer acquisition and retention development program to support the ability of our outbound account executives to sell across more product categories into their accounts.
We address the needs of our consumer buyers through inbound account executives, who are trained to support the product needs and the order management requirements of the consumer customer. The account executives are managed to efficiently handle inquiries, while managing their ability to process orders rapidly and address customer service issues. The inbound sales force has access to phone-based technical and customer service resources to ensure a 24/7 ability to handle consumer customer needs.
We fulfill the specific needs of SMB, mid-market/enterprise and public sector buyers through an outbound phone based sales force and where applicable, a field based sales force. The sales force is trained in our systems, processes and products, and is then provided leads of existing and prospective corporate or public sector customers in the U.S. Account executives prospect aggressively into their lead pools to enhance relationships with existing customers, re-establish relationships with inactive customers and build relationships with new customers. Our sales staff strives to build long-term relationships with commercial customers through regular phone contact and personalized service. Commercial customers may choose from several purchase or third-party lease options for financing product purchases, and we extend credit to certain commercial customers based upon an evaluation of the customer’s financial condition and credit history.
Marketing Activities. We design our marketing programs to attract new customers and to stimulate additional purchases by previous customers. Our marketing programs are tailored for consumer, SMB, mid-market/enterprise and public sector customers. We utilize sophisticated analytic tools designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques. The analytic tools combine optimization techniques with multiple models to more effectively match offers to individuals and businesses in an effort to provide the most profitable results.
Vendor Supported Marketing. We sell advertising space in our catalogs and on our websites and provide vendor supported outbound phone campaigns. We also work collaboratively with our manufacturer partners to use manufacturer funding to help offset portions of these costs of marketing promotions, direct mail offers, customer trainings and events, emarketing or sales incentives, which are based on market opportunity and the manufacturers’ needs. We also develop marketing campaigns designed to maximize product sales, and we receive funds from our vendors in the form of volume incentive rebates and other programs.
Proprietary Websites. We operate several websites, including pcmall.com, macmall.com, clubmac.com, pcmallgov.com, gmri.com, wareforce.com, sarcom.com, abreon.com and onsale.com. Our websites offer features such as on-line ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate commercial, customized extranets to provide custom catalogs and online purchasing channels for commercial and public sector customers and their employees. These extranet sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing the associated account executive’s time for other tasks. Sales generated through the Internet have grown as we offer our customers a convenient means of shopping and ordering our products.
Direct Marketing. We selectively mail catalogs to prospective customers, advertise on the Internet and, to a limited extent, advertise in major computer magazines such as PC World, Computer Shopper and MacWorld. In addition, we obtain the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers. In addition to catalogs, we utilize e-mail marketing, as well as shopping bots, search engine optimization and other online marketing techniques, to drive new and existing customers to our sites and to promote offers.

We create our marketing materials in-house with our own design team and production artists. We believe the in-house preparation of catalogs, advertisements, and promotional materials streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.
Products and Merchandising
We offer information technology products, services and solutions, as well as consumer electronics equipment and other consumer products. We screen and select new products and manufacturers based on the market opportunity and technology adoption trends within our targeted customer markets. We also consider product attributes like features, quality, sales trends, price, margins, cooperative/market development funds and warranties. We offer our customers other value-added services, such as custom configured systems, software licensing asset management, custom product catalogs and product asset tagging.
Through frequent mailings of our catalogs and e-mails to our customers, we believe we are able to quickly introduce new products and replace slower selling products with new products. We also use various marketing materials to educate our customers on solutions and more complex technologies, and provide other content to describe technology applications and how they will benefit the customer. Through these materials, we showcase the full breadth of the products and solutions we sell, insuring that our customers have a “one stop” shop for all their technology needs.
The following table sets forth our net sales by major categories as a percentage of total net sales for the periods presented, determined based upon our internal product code classifications.

	Years Ended December 31,
	2007	2006	2005
Notebooks	16.1%	15.8%	15.6%
Desktops and servers	15.2	14.8	16.4
Software	14.3	14.5	15.1
Home electronics	11.8	10.2	7.9
Printers and related supplies	6.4	8.0	8.4
Storage and related supplies	7.3	8.1	7.8
Displays	5.5	6.5	7.8
Network and telecommunications	4.8	5.0	5.5
Accessories	5.0	4.6	4.2
Memory	2.4	3.2	3.5
Input devices	1.6	1.9	1.8
Other (1)	9.6	7.4	6.0

Total	100.0%	100.0%	100.0%

(1)	Other consists primarily of other electronic products, income from configuration charges, sales of extended service agreements and other consumer products.
Service Offerings for Commercial and Public Sector Markets
With our acquisition of SARCOM in September 2007, we expanded the scope and reach of our information technology services capabilities. As a result, we are now able to provide sophisticated services with national reach, enabling us to help businesses effectively manage and leverage their technology infrastructure. Our services now include product procurement, service support, system design, implementation and education, and e-procurement solutions enabling our ability to support commercial and public sector customers in the technology applications of life cycle management, network infrastructure, enterprise security, enterprise server and storage, along with software licensing and procurement solutions.
With over 500 technicians nationwide and a national network of third party service providers, we can provide pre-sales assessment, and post-sales services efficiently to our customers in the SMB, mid market/enterprise and the public sector markets. We hold over 3,000 certifications on manufacturers and product solutions which enable our sales and service teams to effectively support our customers. Our technical resources and service teams regularly undergo training to maintain these certifications and authorizations. We are an authorized delivery partner for HP, Cisco, Microsoft, and others. Where we do not have in-house capability, we attempt to utilize our relationships with third party service contactors.

Purchasing and Inventory
Effective purchasing is a key element of our strategy to provide name brand computer products and related software and peripherals at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. Products manufactured by Apple represented approximately 25.4%, 23.3% and 20.8% of our net sales in 2007, 2006 and 2005. Products manufactured by HP accounted for 19.7%, 20.7% and 21.4% of our net sales in 2007, 2006 and 2005. We are also linked electronically with fifteen distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. The benefits of this program include reduced inventory carrying costs, higher order fill rates and improved inventory turns.
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
We attempt to manage our inventory to optimize order fill rate and customer satisfaction, while limiting inventory risk. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, our practice of making large-volume purchases when we deem the terms of such purchases to be attractive and the addition of new manufacturers and products. We have negotiated agreements with many of our vendors that contain price protection provisions intended to reduce our risk of loss due to manufacturer price reductions. We currently have such rights with respect to certain products that we purchase from Apple, HP and certain other vendors; however, rights vary by product line, have conditions and limitations, and can generally be terminated or changed at any time.
The market for information technology products, solutions and services is characterized by rapid technological change and growing diversity. We believe that our success depends in large part on our ability to identify and obtain the right to market products, solutions and services that meet the changing requirements of the marketplace and to obtain sufficient quantities to meet changing demands. There can be no assurance that we will be able to identify and offer products, solutions and services necessary to remain competitive or avoid losses related to excess or obsolete inventory.
Backlog
Our backlog generally represents open, cancelable orders and may vary significantly from period to period. We do not believe that backlog is useful for predicting our future sales.
Distribution
We operate a full-service 212,000 square foot distribution center in Memphis, Tennessee, a 79,000 square foot warehouse facility in Columbus, Ohio and a 20,254 square foot warehouse facility in Irvine, California. The Memphis warehouse is our primary distribution center and is strategically located near the Federal Express main hub in Memphis, which allows most orders of in-stock products accepted by 10:00 p.m. Eastern Time to be shipped for delivery by 10:30 a.m. the following day via Federal Express, if requested by the customer. Upon request, orders may also be shipped at a lower cost using other modes of transportation such as United Parcel Service ground delivery. The Columbus warehouse primarily functions as a custom configuration and distribution center for SARCOM’s corporate customers and the Irvine warehouse primarily functions as a custom configuration and distribution center for Wareforce’s corporate customers. We believe that our existing distribution facilities are adequate for our current and foreseeable future needs.
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
We also have electronic purchasing and drop shipping systems for products that are not in stock at our distribution centers. Fifteen distributors or manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit orders electronically for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received.

Management Information Systems
We have committed significant resources to the development of sophisticated computer systems that are used to manage our business. Our computer systems support phone-based sales, marketing, purchasing, accounting, customer service, warehousing and distribution and facilitate the preparation of daily operating control reports which are designed to provide concise and timely information regarding key aspects of our business. The systems allow us to, among other things, monitor sales trends, make informed purchasing decisions, and provide product availability and order status information. In addition to the main computer systems, we have systems of networked personal computers across all of our U.S. and foreign locations. We also use our management information systems to manage our inventory. We believe that in order to remain competitive, we will need to upgrade our management information systems on a regular basis, which could require significant capital expenditures.
Our success is dependent on the accuracy and proper utilization of our management information systems and our telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures. We currently operate our management information systems using an HP3000 Enterprise System. HP has indicated that it will support this system until December 2010, by which time we expect that we will need to seek third party support for such systems or upgrade our management information systems hardware and software. Any interruption, corruption, degradation or failure of our management information systems or telephone system could adversely impact our ability to receive and process customer orders on a timely basis.
Retail Stores
We currently operate three retail stores, located in Santa Monica and Torrance, California, and Memphis, Tennessee, that are targeted at consumers and small businesses residing in the local areas.
Competition
The business of selling information technology products, solutions and services is highly competitive. We compete with a variety of companies that can be divided into several broad categories:
•	other direct marketers, including CDW, Insight Enterprises and PC Connection;

•	computer retail stores and resellers, including superstores such as Best Buy and CompUSA;

•	hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users;

•	online resellers, such as Amazon.com, Newegg.com and TigerDirect.com;

•	government resellers such as GTSI, CDWG and GovConnection;

•	system integrators;

•	software focused resellers such as Soft Choice and Software House International; and

•	other direct marketers and value added resellers of information technology products, solutions and services.
Barriers to entry are relatively low in the direct marketing industry, and the risk of new competitors entering the market is high. The markets in which our retail stores operate are also highly competitive.
We believe that competition in our market is based on various factors, including but not limited to, price, product selection, quality and availability, ease of doing business, customer service, and brand recognition.
The manner in which the products, solutions and services we sell are distributed and sold is changing, and new methods of sales and distribution have emerged. Information technology resellers are consolidating operations and acquiring or merging with other resellers to achieve economies of scale and increased efficiency. Our largest manufacturers have sold, and continue to sell, their products directly to customers. To the extent additional manufacturers adopt this selling format or this trend becomes more prevalent, it could adversely affect our sales and profitability. In addition, traditional retailers have entered and may increase their penetration into direct marketing and the SMB market. The current industry reconfiguration and the trend toward consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit.

Although many of our competitors have greater financial resources than we do, we believe that our ability to offer SMB, mid-market/enterprise, public sector and consumer customers a wide selection of products, solutions and services, at competitive prices, with prompt delivery and a high level of customer satisfaction, together with good relationships with our vendors and suppliers, allows us to compete effectively. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products and solutions, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their websites and systems development than we can. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. Some of our competitors have reduced their prices in an attempt to stimulate sales. If competition or technological changes causes the prices of our products, solutions and services to decrease, we must increase the quantity of the products, solutions and services we sell to achieve the same level of net sales and gross profit. If prices decrease and we are unable to attract new customers and sell increased quantities, our sales and profitability could be adversely affected. There can be no assurance that we can continue to compete effectively against existing or new competitors that may enter the market. We believe that competition may increase in the future, which could require us to adopt competitive pricing strategies, which could include reduced prices or a decision not to raise prices to offset any cost increases; increase advertising expenditures; or take other competitive actions that may have an adverse effect on our operating results.
Intellectual Property
We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including using our trademarks in domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and administrative proceedings to be successful. We have numerous trademarks and service marks that we consider to be material to the successful operation of our business. The most important are PC MALL and MACMALL, which we currently use in connection with telephone, mail order, catalog and/or online retail services. We have registrations for PC MALL and MACMALL in the U.S. and in numerous foreign jurisdictions for telephone, mail order, catalog and/or online retail services, and a registration in the U.S. and an application in Canada for WAREFORCE for a variety of online services.
Third parties have asserted, and may in the future assert, that our business methods or the technologies we use infringe their intellectual property rights. We may be subject to intellectual property claims and legal proceedings in the ordinary course of our business. If we are forced to defend against any third-party infringement claims, we could face expensive and time-consuming litigation and be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any business methods or technologies that are found to be infringing. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing business methods or technology, which could be costly and time-consuming, or enter into costly royalty or licensing agreements.
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
Segment Reporting Data
Operating segment and principal geographic area data for 2007, 2006 and 2005 are summarized in Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

Employees
As of December 31, 2007, we had 2,410 full-time employees. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.
We consider our employee relations to be good. None of our employees is represented by a labor union, and we have experienced no work stoppages.
Regulatory and Legal Matters
Our direct response business is subject to the Mail or Telephone Order Merchandise Rule and other related regulations promulgated by the Federal Trade Commission and it is also subject to other laws and regulations applicable to access to or commerce on the Internet. While we believe we are currently in compliance with such laws and regulations and have sought to implement processes, programs and systems in an effort to achieve compliance with existing laws and regulations applicable to our business, many of these laws and regulations are unclear and have yet to be interpreted by courts, or may be subject to conflicting interpretations by courts. No assurances can be given that new laws or regulations will not be enacted or adopted, or that our processes, programs and systems will be sufficient to comply with present or future laws or regulations, which might adversely affect our operations. Due to the increasing popularity and use of the Internet, it is likely that new laws and regulations will be adopted with respect to the Internet, including laws and regulations that may impose additional restrictions or burdens on our business. Moreover, the growth and development of the market for Internet commerce could prompt calls for more stringent consumer protection laws that, if enacted, could impose additional restrictions or burdens on us and other companies conducting business over the Internet. In addition to imposing restrictions or burdens on our business, the adoption of any additional laws or regulations with respect to the Internet may decrease the growth of Internet usage, which, in turn, could decrease the demand for and growth of our Internet-based sales.
Based upon current law, certain of our subsidiaries currently collect and remit sales and use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered. Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products or services shipped or sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. In addition, a number of bills may be introduced or are pending before federal and state legislatures that would potentially expand our tax collection responsibility. Until these legislative efforts have run their course and the courts have considered and resolved some cases involving these tax collection issues, there can be no assurance that future laws or interpretations of existing laws imposing taxes or other regulations on direct marketing or Internet commerce would not substantially impair our growth or otherwise have a material adverse effect on our business, results of operations and financial condition.
In addition, we and our subsidiaries may be subject to state or local taxes on income or (in states such as Texas, Kentucky or Washington) on gross receipts earned in a state even though we and our subsidiaries may have no physical presence in the state. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay income and gross receipts taxes has also been the subject of court actions and various legislative efforts. There can be no assurance that these taxes will not be imposed upon us and our subsidiaries.
Available Information
We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, if any, available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. We have also adopted a code of conduct and ethics that applies to our directors, officers and employees which is available on our website. Our corporate website address is www.pcmall.com. The information contained on our website is not part of this report or incorporated by reference herein.

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
***
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
Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple accounted for approximately 25.4%, 23.3% and 20.8% of our total net sales for 2007, 2006 and 2005, and products manufactured by HP accounted for approximately 19.7%, 20.7% and 21.4% of our total net sales for 2007, 2006 and 2005. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.
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
Our investments in our outbound phone-based sales force model may not improve our profitability or result in expanded market share.
We have made and are currently making efforts to increase our market share by investing in training and retention of our outbound phone-based sales force. We have also incurred, and expect to continue to incur, significant expenses resulting from infrastructure investments related to our outbound phone-based sales force. We cannot assure you that any of our investments in our outbound phone-based sales force will result in expanded market share or increased profitability in the near or long term.
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
Based upon current interpretations of existing law, certain of our subsidiaries currently collect and remit sales or use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state direct marketers. Furthermore, court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state were quite limited (e.g., visiting the state several times a year to aid customers or to inspect stores stocking their goods or to provide training or other support to customers in the state).

States have also successfully imposed sales and use tax collection responsibility upon in-state manufacturers that agree to act as a drop shipper for the out-of-state marketer, giving rise to the risk that such taxes may be imposed indirectly on the out-of-state seller. We believe our operations in states in which we have no physical presence are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. Until these efforts by state taxing authorities have run their course and the courts have considered and resolved some cases involving these tax collection issues, there can be no assurance that future laws or interpretations of existing laws imposing taxes or other regulations on direct marketing or Internet commerce would not substantially impair our growth or otherwise have a material adverse effect on our business, results or operations and financial condition.
In addition, we and our subsidiaries may be subject to state or local taxes on income or (in states such as Texas, Kentucky or Washington) on gross receipts earned in a state even though we and our subsidiaries may have no physical presence in the state. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay income and gross receipts taxes has also been the subject of court actions and various legislative efforts. There can be no assurance that these taxes will not be imposed upon us and our subsidiaries.
Furthermore, we are subject to general business laws and regulations, as well as laws and regulations specifically governing companies that do business over the Internet. These laws and regulations may cover taxation of e-commerce, user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), database protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, data security, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. While we have sought to implement processes, programs and systems in an effort to achieve compliance with existing laws and regulations applicable to our business, many of these laws and regulations are unclear and have yet to be interpreted by courts, or may be subject to conflicting interpretations by courts. Further, no assurances can be given that new laws or regulations will not be enacted or adopted, or that our processes, programs and systems will be sufficient to comply with present or future laws or regulations, which might adversely affect our operations. For example, the CAN-SPAM Act of 2003, or CAN-SPAM, imposes complex and often burdensome requirements in connection with the sending of commercial e-mail. The language of CAN-SPAM contains ambiguities, and courts to date have provided little guidance on interpreting CAN-SPAM. Depending on how it is interpreted, CAN-SPAM may impose significant burdens on our e-mail marketing practices, on our ability to utilize viral marketing campaigns, on joint marketing initiatives that we undertake with our business partners, on our use of mailing lists and on features of our business operations. Moreover, Internet service providers may increasingly block legitimate marketing e-mails in an effort to address complaints regarding commercial e-mail or as a result of using overly aggressive e-mail filtering technologies.
Such existing and future laws and regulations may also impede the growth of the Internet or other online services, including our business. Additionally, it is not always clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, and personal privacy, among other laws, apply to the Internet and e-commerce. Unfavorable resolution of these issues may expose us to liability and costly changes in our business operations, and could reduce customer demand for our products.
The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs and could decrease our profitability. For example, data security laws are becoming more widespread and burdensome in the United States, and increasingly require notification of affected individuals and, in some instances, regulators. Moreover, third parties are engaging in increased cyber-attacks against companies doing business on the Internet, and individuals are increasingly subjected to identity and credit card theft on the Internet. There is a risk that we may fail to prevent such activities and that our customers or others may assert claims against us. In addition, the FTC and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in those companies’ data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks or other breaches in such companies’ data security, present an ongoing risk to us, could result in a loss of users and could damage our reputation. Further, additional regulation of the Internet may lead to a decrease in Internet usage, which could adversely affect our business.
Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny or litigation. In the past, the FTC has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of our privacy policy, we may face a loss of users and damage to our reputation and be forced to expend significant amounts of financial and managerial resources to defend against these accusations and we may face potential liability as well as extended regulatory oversight in the form of a long-term consent order.

Additionally, although historically only a small percentage of our total sales in any given quarter or year are made to customers outside of the continental United States, there is a possibility that a foreign jurisdiction may take the position that our business is subject to its laws and regulations, which could impose restrictions or burdens on us and expose us to tax and other potential liabilities and could also require costly changes to our business operations with respect to those jurisdictions.
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
If purchased goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
The purchase price allocation for the acquisition of SARCOM resulted in a material amount allocated to goodwill and intangible assets. In accordance with GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We review the fair value of our goodwill and test it for impairment annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which could have a material adverse effect on our results of operations.

We may not be able to maintain profitability on a quarterly or annual basis.
Our ability to maintain profitability on a quarterly or annual basis given our planned business strategy depends upon a number of factors, including, but not limited to, our ability to achieve and maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner, leverage our fixed cost structure, maintain adequate levels of vendor consideration and price protection, maintain a well-balanced product and customer mix, maintain customer acquisition costs and shipping costs at acceptable levels, and our ability to effectively compete in the marketplace with our competitors. Our ability to maintain profitability on a quarterly or annual basis will also depend on our ability to manage and control operating expenses and to generate and sustain adequate levels of revenue. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than what we project. In addition, we may find that our business plan costs more to execute than what we currently anticipate. Some of the factors that affect our ability to maintain profitability on a quarterly or annual basis are beyond our control.
The effect of accounting rules for stock-based compensation may materially adversely affect our consolidated operating results, our stock price and our ability to hire, retain and motivate employees.
We use employee stock options and other stock-based compensation to hire, retain and motivate certain of our employees. Current accounting rules require us to measure compensation costs for all stock-based compensation (including stock options) at fair value as of the date of grant and to recognize these costs as expenses in our consolidated statements of operations. The recognition of non-cash stock-based compensation expenses in our consolidated statements of operations has had and will likely continue to have a negative effect on our consolidated operating results, including our net income and earnings per share, which could negatively impact our stock price. Additionally, if we reduce or alter our use of stock-based compensation to reduce these expenses and their impact, our ability to hire, motivate and retain certain employees could be adversely affected and we may need to increase the cash compensation we pay to these employees.
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
Third parties have asserted, and may in the future assert, that our business or the technologies we use infringe on their intellectual property rights. As a result, we may be subject to intellectual property legal proceedings and claims in the ordinary course of our business. We cannot predict whether third parties will assert additional claims of infringement against us in the future or whether any future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against any third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could result in the imposition of a preliminary injunction preventing us from continuing to operate our business as currently conducted throughout the duration of the litigation or distract our technical and management personnel. If we are found to infringe, we may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are enjoined or required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, our business, results of operations and financial condition could be materially harmed. Similarly, we may be required incur substantial monetary and diverted resource costs in order to protect our intellectual property rights against infringement by others.
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
We monitor and periodically test our internal control procedures. We may from time to time identify deficiencies which we may not be able to remediate in a timely or cost-effective manner. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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
An important element of our business strategy is to increasingly focus on commercial and public sector sales. During the last economic downturn in the U.S. and elsewhere, commercial and public sector entities generally reduced, often substantially, their rate of information technology spending. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could hinder our growth.
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
We mail catalogs and send electronic messages to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny and regulation. As a result, we are subject to increasing regulation relating to privacy and the use of personal information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of operating and growing our business. In addition, several states have proposed legislation that would limit the uses of personal information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would expand online privacy protections already provided to adults. Moreover, both in the United States and elsewhere, laws and regulations are becoming increasingly protective of consumer privacy, with a trend toward requiring companies to establish procedures to notify users of privacy and security policies, to obtain consent from users for collection and use of personal information, and to provide users with the ability to access, correct and delete personal information stored by companies. Such privacy and data protection laws and regulations, and efforts to enforce such laws and regulations, may restrict our ability to collect, use or transfer demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of domestic or foreign privacy or data protection laws and regulations, including the national do-not-call list, may subject us to fines, penalties and damages, which could decrease our revenue and profitability.
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
Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located near Los Angeles, California in an area that is susceptible to earthquakes and other natural disasters. Our distribution facilities, which are located in Memphis, Tennessee, Irvine, California, and Lewis Center, Ohio, house the product inventory from which a substantial majority of our orders are shipped, and are also in areas that are susceptible to natural disasters and extreme weather conditions such as earthquakes, fire, floods and major storms. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and telephone system, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, California periodically experiences power outages as a result of insufficient electricity supplies. These outages may recur in the future and could disrupt our operations. We currently have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur.

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
The level of sales generated from our websites, both in absolute terms and as a percentage of our net sales, has increased in recent years in part because of the growing use and acceptance of the Internet by end-users. Continued growth of our Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. Widespread use of the Internet could decline as a result of disruptions, computer viruses or other damage to Internet servers or users’ computers. If consumer use of the Internet to purchase products declines in any significant way, our business, financial condition and results of operations could be adversely affected.

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
In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, which extends through fiscal year 2016, we will be required to maintain a minimum of 317 eligible employees employed by PC Mall Canada, Inc., our subsidiary, in the province of Quebec, at all times to remain eligible to annually apply for these labor credits. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. If we do not receive these expected labor credits, or a sufficient portion of them, then the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer.
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

HP has indicated that it will support this system until December 2010, by which time we expect that we will need to seek third party support for our HP3000 Enterprise System or upgrade to other management information systems hardware and software. In addition to the costs associated with such upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures which could impair our ability to receive, process, ship and bill for orders in a timely manner. We do not currently have a redundant or back-up telephone system, nor do we have complete redundancy for our management information systems. Any interruption in our management information systems, including those caused by natural disasters, could have a material adverse effect on our business, financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal facilities at December 31, 2007 were as follows:

Description	Sq. Ft.	Location
Distribution Center and Retail Store	212,000	Memphis, TN
Sarcom Headquarters, Sales Office and Warehouse/Distribution Center	115,846	Lewis Center, OH
PC Mall Corporate Headquarters, Sales Office and Retail Store	67,660	Torrance, CA
Irvine Sales Office and Warehouse/Distribution Center	60,072	Irvine, CA
Canadian Office	45,128	Montreal, Quebec
Wisconsin Sales Office	35,503	Menomonee Falls, WI
Philippines Office	19,740	Mandaluyong City, Philippines
Retail Store	9,750	Santa Monica, CA
We lease each of our principal facilities, except for the Santa Monica, CA retail store, which we own. Our distribution center includes shipping, receiving, warehousing and administrative space. Our Core business segment uses all the properties described above. Our OnSale.com business segment uses the properties located at Torrance, California, Memphis, Tennessee and Mandaluyong City, Philippines. In addition to the properties listed above, we lease sales offices in various cities in the United States.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2007.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers as of March 17, 2008 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	41	Chairman of the Board, President and Chief Executive Officer
Brandon H. LaVerne	36	Interim Chief Financial Officer, Treasurer and Chief Accounting Officer
Kristin M. Rogers	49	Executive Vice President — Sales and Marketing
Daniel J. DeVries	46	Executive Vice President — Consumer
Robert I. Newton	42	General Counsel and Secretary
The following is a biographical summary of the experience of the executive officers:
Frank F. Khulusi is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987, served as President until July 1999, and resumed the office of President in March 2001. Mr. Khulusi attended the University of Southern California.
Brandon H. LaVerne was appointed as Interim Chief Financial Officer, Treasurer and Chief Accounting Officer by our Board of Directors effective on June 30, 2007. Prior to his appointment, Mr. LaVerne served as Vice President and Controller and has been with our company since October 1998. Prior to joining the company, Mr. LaVerne worked for Computer Sciences Corporation and started his career with Deloitte & Touche LLP. Mr. LaVerne received his B.S. in Accounting from the University of Southern California and is a Certified Public Accountant.

Kristin M. Rogers joined us in February 2000 and was appointed as our Executive Vice President — Sales in June 2001. Ms. Rogers currently serves as Executive Vice President — Sales and Marketing and is responsible for all sales and marketing functions of the company. Prior to joining the company, Ms. Rogers held a variety of positions with Merisel, a computer wholesale distributor from 1980 through 1999, most recently as Senior Vice President and General Manager of the U.S. region. In addition, Ms. Rogers spent one year (1997) as Executive Vice President and General Manager of the U.S. region for Micro Warehouse, a direct marketer based in Norwalk, Connecticut. Ms. Rogers received a B.A. degree in Political Science from Bates College in Lewiston, Maine. Ms. Rogers also serves as the Vice President of the HP SMB Advisory Council.
Daniel J. DeVries has served as our Executive Vice President — Marketing since February 1996 and was our Senior Vice President from October 1994 to that time. Mr. DeVries currently serves as Executive Vice President — Consumer and is responsible for all aspects of our Consumer businesses, including sales and marketing. From April 1993 to October 1994, Mr. DeVries held various sales and marketing positions with our company. From July 1988 to April 1993, Mr. DeVries was a Regional Manager for Sun Computers, a computer retailer. Mr. DeVries attended the University of Michigan.
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
***

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been publicly traded on the Nasdaq Global Market (formerly known as Nasdaq National Market) under the symbol “MALL” since our initial public offering on April 4, 1995. The following table sets forth the range of high and low sales price per share for our common stock for the periods indicated, as reported on the Nasdaq Stock Market.

	Price Range of
	Common Stock
	High	Low
Year Ended December 31, 2007
First Quarter	$15.15	$9.50
Second Quarter	13.47	9.84
Third Quarter	16.00	9.59
Fourth Quarter	20.50	9.09
Year Ended December 31, 2006
First Quarter	$6.95	$5.50
Second Quarter	7.36	5.66
Third Quarter	7.65	5.87
Fourth Quarter	11.29	6.80
As of the close of business on March 12, 2008, there were approximately 43 holders of record of our common stock.
We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.
We did not sell any equity securities during the fourth quarter of 2007 that were not registered under the Securities Act.
Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.
Issuer Purchases of Equity Securities

	Total Number of		Average Price
	Shares Purchased		Per Share
October 1, 2007 to October 31, 2007	—		—
November 1, 2007 to November 30, 2007	122,478	(1)	$17.16	(1)
December 1, 2007 to December 31, 2007	—		—

Total	122,478		17.16

(1)	Represents shares of PC Mall, Inc. common stock we received from the sellers of SARCOM in connection with the settlement of a net asset value adjustment on November 6, 2007. The net asset value adjustment settlement is related to our acquisition of SARCOM, which closed on September 17, 2007. The shares were tendered by the sellers in settlement of a $2.1 million post-closing net asset value purchase price adjustment in our favor pursuant to the terms of the Agreement and Plan of Merger for the acquisition. The per share price for the shares of common stock we received in the settlement was determined by the average closing price of our common stock for the 20 consecutive trading days ending on the date of the final determination of the net asset value adjustment, which was November 6, 2007. The repurchase was not made pursuant to any publicly announced plan or program. For additional information regarding the repurchase, see Notes 4 and 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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
Stock Performance Graph
The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2002. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance. On April 11, 2005, we spun-off to our shareholders all of the shares of common stock of our former subsidiary, eCOST.com, that we had owned. For each share of PC Mall common stock owned, our stockholders received approximately 1.2071 shares of eCOST.com common stock. For purposes of the graph below, it is assumed that each share of eCOST.com common stock received in the distribution was immediately sold for its market value and the proceeds reinvested in additional shares of PC Mall common stock. The value of PC Mall common stock in periods subsequent to the eCOST.com spin-off therefore includes the value of the spin-off shares but not the separate performance of those securities since the date of the spin-off.

	Measurement Period (fiscal years covered)
	12/02	12/03	12/04	12/05	12/06	12/07
PC Mall, Inc.	$100.00	$470.43	$648.70	$890.40	$1,658.10	$1,464.61
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Retail Trade	100.00	168.12	232.55	211.17	200.82	216.39

***

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.
The selected consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2004 and 2003 along with the consolidated balance sheet data as of December 31, 2005, 2004, and 2003 presented below were derived from our audited consolidated financial statements which are not included elsewhere herein.
The selected consolidated statements of operations data and the selected consolidated balance sheet data reflect our former subsidiary, eCOST.com, which we spun-off in April 2005, as a discontinued operation for 2005 and prior periods presented below.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,215,433	$1,005,820	$997,232	$978,320	$865,545
Cost of goods sold	1,067,595	881,902	878,665	852,073	750,817

Gross profit	147,838	123,918	118,567	126,247	114,728
Selling, general and administrative expenses	123,520	113,500	118,555	121,706	109,452

Operating profit	24,318	10,418	12	4,541	5,276
Interest expense, net	4,031	3,940	3,058	2,044	1,325

Income (loss) from continuing operations before income taxes	20,287	6,478	(3,046)	2,497	3,951
Income tax expense (benefit)	7,844	2,522	(1,114)	1,019	1,392

Income (loss) from continuing operations	12,443	3,956	(1,932)	1,478	2,559
Income (loss) from discontinued operation, net of taxes	—	—	(1,781)	(465)	484

Net income (loss)	$12,443	$3,956	$(3,713)	$1,013	$3,043

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.98	$0.33	$(0.17)	$0.13	$0.24
Income (loss) from discontinued operation, net of taxes	—	—	(0.15)	(0.04)	0.05

Net income (loss)	$0.98	$0.33	$(0.32)	$0.09	$0.29

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.90	$0.31	$(0.17)	$0.12	$0.22
Income (loss) from discontinued operation, net of taxes	—	—	(0.15)	(0.04)	0.04

Net income (loss)	$0.90	$0.31	$(0.32)	$0.08	$0.26

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,623	$5,836	$6,289	$6,473	$6,675
Working capital (1)	37,264	43,386	35,621	53,849	28,222
Total assets	296,235	203,567	205,242	231,858	191,470
Short-term debt	775	500	500	500	1,000
Line of credit	53,893	32,477	53,517	49,027	26,202
Long-term debt, excluding current portion	4,456	1,750	2,250	2,750	250
Total stockholders’ equity	84,424	60,824	52,968	70,911	49,893

(1)	Included in 2004 and 2003 are the accounts of the discontinued operations of eCOST.com. The increase in 2004 working capital compared to prior years is primarily due to the $16.7 million of net proceeds received by eCOST.com from the completion of its IPO in September 2004. The decrease in 2005 from 2004 reflects the completion of the spin-off of eCOST.com in April 2005.
***

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS OVERVIEW
PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions, to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, various direct marketing techniques, and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall and PC Mall Gov brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, wareforce.com, sarcom.com, abreon.com and onsale.com, and other promotional materials.
For a detailed discussion of our business, see Item 1 of Part I of this report, which includes general company information as well as information on our strategy, sales and marketing, products and merchandising, service offerings for commercial and public sector markets, purchasing and inventory, distribution, employees and several other areas of importance.
We operate in two reportable segments: 1) a value added direct marketer of technology solutions for businesses, government and educational institutions, as well as consumers, collectively referred to as “Core business” and 2) an online retailer of computer and consumer electronic products under the OnSale.com brand. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.
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
We plan to continue to focus our efforts on investing in the training and retention of, and tools provided to, our outbound sales force. This strategy is expected to result in increased expenses associated with the tools and training necessary to achieve those goals, which could have an adverse impact on our profitability in the near term.
A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented 25.4%, 23.3% and 20.8% of our net sales in 2007, 2006 and 2005. Products manufactured by HP represented 19.7%, 20.7% and 21.4% of our net sales in 2007, 2006 and 2005.
STRATEGIC DEVELOPMENTS
SARCOM
On September 17, 2007, we completed the acquisition of SARCOM, Inc. (“SARCOM”), a provider of advanced technology solutions, pursuant to the terms of an Agreement and Plan of Merger, dated as of August 17, 2007 for an initial total purchase price of approximately $55.7 million, including transaction costs. SARCOM, headquartered in Columbus, Ohio, has served the mid-market and enterprise market for over 20 years and currently specializes in providing enterprise hardware and software solutions, procurement solutions and a full range of professional and managed services. Also included in the acquisition is the Abreon Group (“Abreon”), a division of SARCOM. Abreon is a high-end consulting and training business focused on providing business reengineering, business consulting and training services to mid-market and enterprise clients. Our acquisition of SARCOM was motivated in part by our desire to enhance our capabilities as a value added direct marketer of advanced technology products, services and solutions, consistent with our commitment to grow our business in part by expanding our share of our customers’ IT spending.

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
On November 6, 2007, we and the sellers agreed on a final net asset value adjustment, resulting in a decrease in the purchase price by approximately $2.1 million, which was to be repaid, at the sellers’ option, in either cash or shares of our common stock based on a per share price determined by the average closing price for the 20 consecutive trading days ending on the date of final determination of the net asset value adjustment. As a result, in settlement of the $2.1 million net asset value adjustment, the sellers tendered back to us a total of 122,478 shares of our common stock previously issued to them, which has been recorded as a reduction of the purchase price.
Following the completion of the acquisition, the results of SARCOM have been included in the commercial division of our Core business segment.
GMRI
On September 7, 2006, PC Mall Gov, our wholly-owned subsidiary, acquired the products business of GMRI for approximately $3.4 million in cash, including transaction costs. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items. Following the completion of the GMRI acquisition, in 2007, we completed our review of whether certain liabilities existed at the time of the acquisition. As a result of our review, we recorded an adjustment to our preliminary purchase price allocation to increase the amount allocated to goodwill by approximately $0.4 million relating to net liabilities that we concluded existed at the time of the acquisition. Beginning with September 8, 2006, the results of the acquired products business of GMRI have been included in the public sector results of the Core business segment.
OTHER ITEMS AFFECTING RESULTS OF OPERATIONS
During the third quarter of 2005, we opened an office in the Philippines in an effort to reduce certain of our administrative, back-office and call-center labor costs. The opening of the Philippines office has also allowed us to devote additional resources towards enhancing our marketing content on the Internet, and other customer acquisition and retention activities.
On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary eCOST.com when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for the year 2005 presented herein.
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

In September 2004, in connection with the initial public offering of eCOST.com, we and eCOST.com entered into a Master Separation and Distribution Agreement and certain other agreements providing for the separation and the distribution of eCOST.com business, the provision by us of certain interim services to eCOST.com, and addressing employee benefit arrangements, tax and other matters. The Administrative Services Agreement, under which we provided certain transitional administrative services to eCOST.com, terminated on September 1, 2005 in accordance with the terms of the agreement. We continued to provide certain information technology services to eCOST.com under the Information Technology Systems Usage and Services Agreement. On March 1, 2006, eCOST.com notified us that it has elected to terminate this agreement effective June 30, 2006 in accordance with its termination rights under the agreement. Accordingly, this agreement terminated on June 30, 2006. For a more detailed discussion of the Master Separation and Distribution Agreement and certain other agreements providing for the separation and distribution, you can refer to the information under the heading “Certain Relationships and Related Transactions” in Part III, Item 13 of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 1, 2006 and to Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
For more information on the discontinued operation of eCOST.com, see Note 5 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). Under SAB 104, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we adjust such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.
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
As we circulate catalogs throughout the year, we receive market development funds and other vendor consideration from vendors included in each catalog. These funds are deferred and recognized based on sales generated over the life of the catalog. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheets. We also receive other non-catalog related vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. At the end of any given period, included in our “Accounts receivable, net of allowances” are unbilled receivables related to our vendor consideration.
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

We estimate the grant date fair value of each stock option grant awarded pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options granted, we apply the simplified method set out in SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which was issued in March 2005. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations. In December 2007, the SEC issued SAB No. 110, which became effective on January 1, 2008, and allows companies, under certain circumstances, to continue using the simplified method provided in SAB No. 107.
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

	Years Ended December 31,
	2007	2006	2005
Net sales	$1,215,433	$1,005,820	$997,232
Cost of goods sold	1,067,595	881,902	878,665

Gross profit	147,838	123,918	118,567
Selling, general and administrative expenses	123,520	113,500	118,555

Operating profit	24,318	10,418	12
Interest expense, net	4,031	3,940	3,058

Income (loss) from continuing operations before income taxes	20,287	6,478	(3,046)
Income tax expense (benefit)	7,844	2,522	(1,114)

Income (loss) from continuing operations	12,443	3,956	(1,932)
Loss from discontinued operation, net of taxes	—	—	(1,781)

Net income (loss)	$12,443	$3,956	$(3,713)

	As a Percentage of Net Sales
	For Years Ended December 31,
	2007	2006	2005
Net sales	100%	100%	100%
Cost of goods sold	87.8	87.7	88.1

Gross profit	12.2	12.3	11.9
Selling, general and administrative expenses	10.2	11.3	11.9

Operating profit	2.0	1.0	0.0
Interest expense, net	0.3	0.4	0.3

Income (loss) from continuing operations before income taxes	1.7	0.6	(0.3)
Income tax expense (benefit)	0.7	0.2	(0.1)

Income (loss) from continuing operations	1.0	0.4	(0.2)
Loss from discontinued operation, net of taxes	—	—	(0.2)

Net income (loss)	1.0%	0.4%	(0.4)%

Selected Other Operating Data

	Years Ended December 31,
	2007	2006	2005
Commercial and public sector sales percentage	80.9%	78.8%	74.3%
Consumer sales percentage (includes OnSale.com)	19.1%	21.2%	25.7%
Commercial and public sector account executives (at end of period)	694	574	559

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended
	December 31,		Change
	2007	2006	$	%
Core business	$1,199,999	$993,860	$206,139	20.7%
OnSale.com	15,434	11,960	3,474	29.0%

Total net sales	$1,215,433	$1,005,820	$209,613	20.8%

Total net sales in 2007 increased by $209.6 million, or 20.8%, compared to total net sales in 2006. This increase was primarily attributable to the increase in our Core business net sales of $206.1 million during the current year.
The increase in Core business net sales of $206.1 million in 2007 compared to 2006 discussed above was due primarily to growth in our commercial net sales of $125.9 million, or 18.0%, to $826.4 million, which resulted primarily from the $67.2 million of net sales of SARCOM, which we acquired on September 17, 2007, and increases in our SMB sales which resulted primarily from increased account executive productivity. Also contributing to the increase in Core business net sales was the increase in public sector net sales of $64.4 million, or 69.6%, to $157.0 million in 2007 compared to 2006 and the increase in consumer net sales of $16.3 million, or 8.1%, to $216.5 million in 2007 compared to 2006. The increase in public sector net sales resulted primarily from sales generated by the products business we acquired from GMRI on September 7, 2006, the launch of the ESA EDD Contract with the federal government and contracts with several state, local and educational institutions, and a strong finish in the federal government sales season. The increase in consumer net sales resulted primarily from increased sales of Apple products, driven by increased Apple demand in the marketplace and our aggressive promotional strategy in the latter half of 2007.
OnSale.com net sales in 2007 were $15.4 million compared with $12.0 million in 2006, an increase of $3.4 million, or 29.0%, which we believe resulted primarily from improved marketing and advertising efficiencies and our aggressive pricing strategy to increase OnSale.com’s market share.
Total sales of products manufactured by each of Apple and HP represented 25% and 20% of total net sales in 2007 compared to 23% and 21% of total net sales for each of Apple and HP in 2006.
Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2007		2006
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
Core business	$146,175	12.2%	$122,402	12.3%	$23,773	(0.1)%
OnSale.com	1,663	10.8%	1,516	12.7%	147	(1.9)%

Total gross profit and gross profit margin	$147,838	12.2%	$123,918	12.3%	$23,920	(0.1)%

Total gross profit in 2007 increased by $23.9 million, or 19.3%, compared to total gross profit in 2006. Total gross profit margin in 2007 decreased by 0.1% compared to 2006. The increase in total gross profit and decrease in total gross profit margin resulted primarily from the Core business segment, which gross profit increased by $23.8 million, or 19.4%, and which gross profit margin decreased by 0.1% compared to prior year’s gross profit and gross profit margin.
The $23.8 million increase in Core business gross profit in 2007 was primarily the result of the increase in Core business net sales discussed above. The decrease in our Core business gross profit margin of 0.1% in 2007 compared to 2006 was primarily due to a reduction in vendor consideration as a percentage of net sales and an aggressive consumer pricing strategy and promotional offers, partially offset by higher gross margins achieved by our new SARCOM business. The reduction in our vendor consideration as a percentage of net sales in 2007 compared to 2006 was primarily due to the $3.3 million reduction in a single vendor consideration program beginning in the fourth quarter of 2006. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product and customer mix, product acquisition and shipping costs, competition and other factors.

Gross profit for OnSale.com for 2007 was $1.7 million, representing 10.8% of its net sales for the current year, compared to gross profit of $1.5 million in 2006, representing 12.7% of its net sales. The increase in OnSale.com’s gross profit in 2007 of approximately $0.2 million was primarily due to the increase in its net sales discussed above, partially offset by a decrease in vendor consideration of $0.1 million in 2007 compared to 2006. The 1.9% decrease in OnSale.com’s gross profit margin was primarily due to a 210 basis point decrease in its vendor consideration as a percentage of net sales, which was due to the significant vendor consideration received in 2006 as a percentage of OnSale.com’s net sales.
Selling, General and Administrative Expenses. The following table presents our selling, general and administrative (“SG&A”) expenses, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2007		2006		Change
		SG&A as a		SG&A as a			SG&A as a
	SG&A	% of Sales	SG&A	% of Sales	$	%	% of Sales
Core business	$120,694	10.1%	$110,467	11.1%	$10,227	9.3%	(1.0)%
OnSale.com	2,826	18.3%	3,033	25.4%	(207)	(6.8)%	(7.1)%

Total SG&A expenses	$123,520	10.2%	$113,500	11.3%	$10,020	8.8%	(1.1)%

Total SG&A expenses increased by $10 million, or 8.8%, in 2007 compared with 2006. As a percent of net sales, total SG&A expenses decreased to 10.2% in 2007 from 11.3% in 2006. The increase in total SG&A expenses in 2007 was primarily due to the $10.3 million increase in Core business SG&A expenses compared to 2006.
The $10.3 million increase in Core business SG&A expenses in 2007 compared to 2006 resulted primarily from the $10.5 million of SG&A expenses related to SARCOM, which we acquired in September 2007, a $2.0 million increase in personnel costs related to GMRI, which we acquired in September 2006, a $2.0 million increase in our other personnel costs, a $0.5 million increase relating to telecommunication costs, and a $0.5 million increase relating to credit card processing fees. These increases in Core business SG&A expenses were offset by a $2.4 million decrease in advertising expenditures and a $1.4 million decrease in bad debt expense. SG&A expenses in 2006 include a $1.7 million lawsuit settlement charge.
As a percent of net sales, Core Business SG&A expenses decreased by 1.0% to 10.1% in 2007 compared with 11.1% in 2006. The 1.0% decrease in Core business SG&A expenses as a percent of net sales was primarily due to, excluding the effect of the addition of SARCOM SG&A expenses, a 42 basis point decline in personnel costs, a 34 basis point decline in advertising expenditures, a 17 basis point decline relating to the 2006 lawsuit settlement charge and a 15 basis point decline in bad debt expense. These declines in Core business SG&A expenses as a percent of sales were partially offset by a 33 basis point increase resulting from the addition of SARCOM’s SG&A expenses as a percent of sales.
OnSale.com SG&A expenses in 2007 were $2.8 million, representing a decrease of $0.2 million from 2006. The decrease of $0.2 million in OnSale.com’s SG&A expenses was primarily due to a $0.2 million decrease in advertising expenditures. OnSale.com SG&A expenses as a percent of net sales declined by 710 basis points to 18.3% in 2007 compared to 25.4% in 2006 primarily as a result of increased sales discussed above as well as a 381 basis point decline in advertising expenditures, a 153 basis point decline in administrative fulfillment charges and a 141 basis point decline in personnel costs.
Net Interest Expense. Total net interest expense in 2007 increased to $4.0 million compared with $3.9 million in 2006. The increase in interest expense resulted primarily from an increase in our total outstanding borrowings which included a $48.2 million increase to fund the cash portion of our purchase price of the SARCOM acquisition in September 2007, partially offset by a decrease in our average effective borrowing rate in 2007 compared to 2006.
Income Tax Expense. We recorded an income tax expense of $7.8 million in 2007 compared to an income tax expense of $2.5 million in 2006. Our effective tax rate was approximately 39% for each of 2007 and 2006. The increase in income tax expense is primarily attributable to the increase in pre-tax income.

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
Gross profit for OnSale.com in 2006 was $1.5 million, representing 12.7% of its net sales for the current year, compared to gross profit of $0.9 million in 2005, representing 8.7% of its net sales. The increase in OnSale.com’s gross profit in 2006 was due to the increase in its net sales and an increase in its vendor consideration of $0.6 million. The increase in OnSale.com’s gross profit margin of 4.0% was due to the significant vendor consideration received in 2006 as a percentage of OnSale.com’s net sales.
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
The $4.8 million decrease in Core business SG&A in 2006 resulted in part from a decline in personnel costs of $5.5 million principally due to labor cost savings realized from our off-shoring initiative in the Philippines. The personnel cost decline was partially offset by $1.5 million of non-cash stock-based compensation expense in 2006 resulting from our prospective adoption of SFAS 123R, as well as $1.6 million of additional personnel costs supporting our acquired GMRI business. Further, the decrease in Core business SG&A expenses includes a $3.8 million decrease in advertising costs, a decline of $1.7 million of credit card related fees and a decline of $1.4 million of audit and audit-related fees. These decreases in Core business SG&A expenses were partially offset by a $1.7 million lawsuit settlement charge in 2006, a $1.0 million reduction in administrative and fulfillment service fees we charged eCOST.com compared to the same period in the prior year and approximately $0.9 million of other SG&A expenses related to the products business acquired from GMRI discussed above.
As a percent of net sales, Core Business SG&A expenses decreased to 11.1% in 2006 compared with 11.7% in 2005, a decrease of 0.6%. Excluding net sales to eCOST.com of $31.6 million in 2005 as discussed above, SG&A expenses as a percent of net sales for Core business decreased by 1.0% to 11.1% in 2006 compared with non-GAAP SG&A expenses as a percent of net sales of 12.1% in the prior year. The 1.0% decrease in non-GAAP Core business SG&A expenses as a percent of net sales was primarily due to a 66 basis point decline in personnel costs, a 44 basis point decline in advertising expenditures, a 21 basis point decline in credit card related fees and a 14 basis point decline in audit and audit-related fees. These declines in SG&A as a percent of net sales were partially offset by a 17 basis point increase in SG&A expenses as a percent of net sales related to the lawsuit settlement charge in 2006, a 15 basis point increase related to the non-cash stock-based compensation expense recognized in 2006 and a 11 basis point increase due to a reduction in administrative and fulfillment service fees we charged eCOST.com, as discussed above. The $31.6 million of net sales to eCOST.com had a negative impact of 40 basis points on SG&A expenses as a percent of net sales in 2005.

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
Loss from Discontinued Operation. Loss from discontinued operation, net of taxes, which represents the results of operation of eCOST.com, was $1.8 million in 2005. We completed the eCOST.com spin-off in April 2005, and accordingly, we recognized no income (loss) from the discontinued operation of eCOST.com in 2006.
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
In the future, if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, we may seek additional financing from public or private debt or equity financings; however, there can be no assurance that such financing will be available at acceptable terms, if at all. To the extent any such financings involve the issuance of equity securities (or securities convertible into or exchangeable for equity securities), existing stockholders could experience dilution.
We had cash and cash equivalents of $6.6 million at December 31, 2007 and $5.8 million at December 31, 2006. Our working capital decreased by $6.1 million to $37.3 million at December 31, 2007 from working capital of $43.4 million at December 31, 2006. The decrease in our working capital was primarily due to a $34.9 million increase in accounts payable which resulted from the timing of vendor payables and the addition of SARCOM’s payables, and the $21.4 million increase in outstanding balance on our line of credit which was principally due to financing related to the SARCOM acquisition, partially offset by a $45.2 million increase in our accounts receivable relating to the acquisition of SARCOM as well as an increase in receivables from our government customers.
In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we will be required to maintain a minimum of 317 eligible employees employed by PC Mall Canada, Inc., our subsidiary, in the province of Quebec, at all times to remain eligible to annually apply for these labor credits. As a result of this new certification, we will be eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of December 31, 2007, we had received a total of $6.4 million relating to our 2005, 2004 and 2003 claims under that program. We have filed our 2006 claim and are awaiting its results. We are in process with the preparation of our 2007 claim. As of December 31, 2007, we had an accrued receivable of $6.9 million related to these labor credits, and we expect to receive full payment under our labor credit claim.

Cash Flows from Operating Activities. Net cash provided by operating activities in 2007 was $29.8 million, compared to net cash provided by operating activities of $31.5 million in 2006 and net cash used in operating activities from continuing operations of $5.6 million in 2005. The $29.8 million of net cash provided by operating activities in 2007 resulted primarily from the $31.7 million increase in accounts payable which resulted from timing of our vendor payables and the $12.4 million of income from our operations, partially offset by a $12.8 million increase in accounts receivable as of December 31, 2007 compared to December 31, 2006 primarily due to increased receivables from our government customers.

The $31.5 million of net cash provided by operating activities in 2006 resulted primarily from the $15.8 million increase in accounts payable related to an increase in our purchases to support our increased sales during 2006 and the increase in sales resulting from the acquisition of the products business from GMRI in 2006, the $13.2 million decrease in inventory reflecting our efforts to optimize our inventory levels and the $4.0 million of income from our operations, partially offset by the $11.2 million increase in accounts receivable as of December 31, 2006 compared for December 31, 2005 due to increased open account sales.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $50.3 million in 2007, compared to net cash used in investing activities of $6.6 million in 2006 and net cash used in investing activities from continuing operations of $3.1 million in 2005. The $50.3 million of net cash used in investing activities in 2007 resulted from the $47.7 million related to the acquisition of SARCOM in September 2007 and the $2.6 million of capital expenditures relating to the creation of enhanced electronic tools for our account executives and sales support staff and the continued expansion of our Philippines offices. The $6.6 million of net cash used in investing activities in 2006 was primarily due to $3.4 million used to acquire the products business from GMRI in September 2006 and capital expenditures of $3.3 million during the year which related to the continued expansion of our Philippines office, as well as the creation of enhanced electronic tools for our account executives and sales support staff and purchases of equipment to replace or improve our servers and personal computers. The $3.1 million of net cash used in investing activities in 2005 resulted primarily from the $3.2 million of capital expenditures, which related to expenditures to replace or improve our servers and personal computers, as well as the creation of enhanced electronic tools for our account executives and sales support staff.

Cash Flows from Financing Activities. Net cash provided by financing activities was $20.5 million in 2007, compared to net cash used in financing activities of $25.3 million in 2006 and net cash provided by financing activities from continuing operations of $8.4 million in 2005. The $20.5 million of net cash provided by financing activities in 2007 was primarily due to financing required to fund the cash portion of the purchase price of SARCOM in the amount of approximately $48.2 million, which net of payments made on the outstanding balance of our line of credit resulted in a net increase of $21.4 million on our line of credit, an increase in our note payable of $3.0 million, partially offset by a decrease in book overdraft of $7.2 million which was due to timing of our outstanding payments to vendors relative to the prior year. The $25.3 million of net cash used in financing activities in 2006 was due to the $21.0 million repayment on our line of credit and a $4.7 million decrease in book overdraft, which decrease was due to the timing of our outstanding payments to vendors relative to the prior year. The $8.4 million of net cash provided by financing activities in 2005 resulted primarily from the $4.5 million net increase in our borrowings under our line of credit in order to finance the increase in accounts receivable and a $4.3 million increase in our book overdraft.

Line of Credit and Note Payable. We maintain an asset-based revolving credit facility, as amended from time to time (discussed below), of up to $150 million from a lending unit of a large commercial bank. On June 11, 2007, we amended our credit facility to provide, among other things: an extension of the maturity date of the facility from March 2008 to March 2011; an option for us to extend and increase the amount of the real estate term loan up to $4.2 million or 70% of appraised value within a limited time period; a reduction of the interest rate spread for the prime rate loans to a range of negative 0.25% to 0.00% from a previous spread of 0.00% and LIBOR loans to a range of 1.50% to 1.75% from a previous range of 2.00% to 2.50%, both of which spreads are dependent upon average excess availability under the facility; an increase in the advance rate against accounts receivable to 90% from 85% and against certain original closed box inventory to 80% from 75%; an increase in the sublimit for credit card receivables to $10 million from $7.5 million and for inventory to $40 million from the previous range of $20 million to $40 million, which was dependent upon turnover; and a restatement of the definition of “Adjustment Tangible Net Worth” to include certain additional assets as defined in the amendment.
On September 17, 2007, in connection with our acquisition of SARCOM, we entered into a third amendment to the credit facility. The amendment provided, among other things, for the addition of SARCOM as a new subsidiary borrower under the loan agreement, and an increase in the amount of the real estate term loan, which is discussed below, to $5.425 million.
On November 5, 2007, we entered into a fourth amendment to our credit facility. The amendment provides for, among other things, (i) an increase to the credit limit, from $100 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $120 million (subsequently increased to $130 million in December 2007) is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; and (iii) an increase in the number of LIBOR interest rate options we can enter into and the elimination of a limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option. As of December 31, 2007, we have not exceeded the $130 million credit limit described above. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the excess $20 million of credit in any future period. As a result, we may not be able to access the credit facility beyond its limit of $130 million.
The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At December 31, 2007, we had $53.9 million of net working capital advances outstanding under the line of credit. At December 31, 2007, the maximum credit line was $115 million and we had $41.3 million available to borrow for working capital advances under the line of credit. The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at December 31, 2007. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.
In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in October 2014. At December 31, 2007, we had $5.231 million outstanding under the amended term note. Our term note matures as follows: $775,000 annually in each of the years 2008 through 2012 and $1,356,250 thereafter.
At December 31, 2007, our effective weighted average annual interest rate was 6.52%.
The carrying amounts of our line of credit borrowings and note payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.
As part of our growth strategy, we may, in the future, make acquisitions in the same or complementary lines of business, and pursue other business ventures. Any launch of a new business venture or any acquisition and the ensuing integration of the acquired operations would place additional demands on our management, and our operating and financial resources.

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
CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
Contractual Obligations
The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2007 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
		Less than
	Total	1 year	1-3 years	3-5 years	After 5 years
Contractual obligations
Long-term debt obligation (a) (Note 8)	$5,231	$775	$1,550	$1,550	$1,356
Purchase obligations (b) (Note 10)	4,740	4,518	218	4	—
Operating lease obligations (Note 10)	13,663	5,309	6,583	1,758	13
Capital lease obligations (Note 10)	185	112	73	—	—

Total contractual obligations	$23,819	$10,714	$8,424	$3,312	$1,369

		Less than
	Total	1 year	1-3 years	3-5 years	After 5 years
Other commercial commitment
Line of credit (a) (Note 8)	$53,893	$53,893	$—	$—	$—

(a)	Long-term debt obligation and line of credit exclude interest, which is based on a variable rate tied to the prime rate or LIBOR plus a variable spread, at our option.

(b)	Purchase obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).
On January 10, 2008, PC Mall Canada, Inc., our wholly-owned subsidiary, exercised its first option to extend the term of its lease agreement with Complexe Rue Universite S.E.C. for a period of 102 months, commencing on July 1, 2008 and continuing through December 31, 2016, with an option to extend the lease for an additional period of five years. The leased property is 45,128 square feet of office space, located in Montreal, Quebec. The monthly base rent, for the period commencing on July 1, 2008 through December 31, 2016, will be approximately $49,000 per month plus applicable taxes for the first five years and approximately $53,000 per month plus applicable taxes thereafter.
Off-Balance Sheet Arrangements
As of December 31, 2007, we did not have any off-balance sheet arrangements.
Contingencies
For a discussion of contingencies, see Part II, Item 8, Note 10 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS
For a discussion of related-party transactions, see Part II, Item 8, Note 16 of the Notes to the Consolidated Financial Statements of this report.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment,” which became effective on January 1, 2008. SAB 110 allows companies, under certain circumstances, to continue using the “simplified” method of estimating the expected term of “plain vanilla” share options discussed in SAB No. 107, “Share-Based Payment,” in accordance with SFAS 123R. Under SAB 107, the SEC staff had previously indicated that it would not expect companies to use the “simplified” method for share option grants made after December 31, 2007. We believe that the adoption of SAB 110 will not have a significant impact on our consolidated financial statements.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” which replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures i) the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, ii) the goodwill acquired in the business combination or a gain from a bargain purchase, and iii) determines what information to be disclosed. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe that the adoption of SFAS 141R will not have a significant impact on our consolidated financial statements.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51.” SFAS 160 establishes the standards for accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements. SFAS 160 also provides guidance on accounting for changes in a parent’s ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary. SFAS 160 requires an entity to present minority interests as a component of equity and to present consolidated net income attributable to the parent and to the noncontrolling interest separately on the face of the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We believe that the adoption of SFAS 160 will not have a significant impact on our consolidated financial statements.
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
***

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents and long-term debt. At December 31, 2007, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.
We have not entered into derivative financial instruments as of December 31, 2007. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.
Interest Rate Risk
We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2007, we had $53.9 million outstanding under our line of credit and $5.2 million outstanding under our note payable. As of December 31, 2007, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.6 million.
Foreign Currency Exchange Risk
We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and gains and losses resulting from exchange rate fluctuations on long-term intercompany accounts in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of December 31, 2007, we did not have significant foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.
***

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PC Mall, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded SARCOM, Inc. from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded SARCOM, Inc. from our audit of internal control over financial reporting. SARCOM, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 9.4% and 5.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California March 14, 2008

PC MALL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts and share data)

	At December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,623	$5,836
Accounts receivable, net of allowances of $4,653 and $4,630	159,362	114,184
Inventories, net	64,515	51,268
Prepaid expenses and other current assets	9,233	8,497
Deferred income taxes	4,698	4,594

Total current assets	244,431	184,379
Property and equipment, net	8,958	8,055
Deferred income taxes	2,728	6,248
Goodwill	26,912	3,525
Intangible assets, net	12,024	931
Other assets	1,182	429

Total assets	$296,235	$203,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,786	$75,837
Accrued expenses and other current liabilities	29,150	20,215
Deferred revenue	12,563	11,964
Line of credit	53,893	32,477
Note payable – current	775	500

Total current liabilities	207,167	140,993
Note payable and other long-term liabilities	4,644	1,750

Total liabilities	211,811	142,743

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,676,765 and 12,648,720 shares issued; and 13,260,087 and 12,354,520 shares outstanding, respectively	14	13
Additional paid-in capital	97,869	87,465
Treasury stock, at cost: 416,678 shares and 294,200 shares, respectively	(1,015)	(1,015)
Accumulated other comprehensive income	993	241
Accumulated deficit	(13,437)	(25,880)

Total stockholders’ equity	84,424	60,824

Total liabilities and stockholders’ equity	$296,235	$203,567

See Notes to the Consolidated Financial Statements.

PC MALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Net sales	$1,215,433	$1,005,820	$997,232
Cost of goods sold	1,067,595	881,902	878,665

Gross profit	147,838	123,918	118,567
Selling, general and administrative expenses	123,520	113,500	118,555

Operating profit	24,318	10,418	12
Interest expense, net	4,031	3,940	3,058

Income (loss) from continuing operations before income taxes	20,287	6,478	(3,046)
Income tax expense (benefit)	7,844	2,522	(1,114)

Income (loss) from continuing operations	12,443	3,956	(1,932)
Loss from discontinued operation, net of taxes	—	—	(1,781)

Net income (loss)	$12,443	$3,956	$(3,713)

Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.98	$0.33	$(0.17)
Loss from discontinued operation, net of taxes	—	—	(0.15)

Net income (loss)	$0.98	$0.33	$(0.32)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.90	$0.31	$(0.17)
Loss from discontinued operation, net of taxes	—	—	(0.15)

Net income (loss)	$0.90	$0.31	$(0.32)

Weighted average number of common shares outstanding:
Basic	12,667	12,052	11,652
Diluted	13,767	12,908	11,652
See Notes to the Consolidated Financial Statements.

PC MALL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-in	Stock-Based	Treasury	Comprehensive	Accumulated
	Outstanding	Amount	Capital	Compensation	Stock	Income (Loss)	Deficit	Total
Balance at December 31, 2004	11,557	$12	$99,172	$(1,333)	$(1,015)	$198	$(26,123)	$70,911
Stock option exercises, including related income tax benefit	164	—	611	—	—	—	—	611
Amortization of deferred stock-based compensation	—	—	—	125	—	—	—	125
Spin-off of eCOST.com	—	—	(16,250)	1,208	—	—	—	(15,042)

Subtotal	—	—	—	—	—	—	—	56,605
Net loss	—	—	—	—	—	—	(3,713)	(3,713)
Translation adjustments	—	—	—	—	—	76	—	76

Comprehensive loss	—	—	—	—	—	—	—	(3,637)

Balance at December 31, 2005	11,721	12	83,533	—	(1,015)	274	(29,836)	52,968
Stock option exercises	633	1	913	—	—	—	—	914
Stock-based compensation expense	—	—	1,532	—	—	—	—	1,532
Vested stock option and warrant issued to non-employees	—	—	814	—	—	—	—	814
eCOST NOLs allocated to PC Mall	—	—	673	—	—	—	—	673

Subtotal	—	—	—	—	—	—	—	56,901
Net income	—	—	—	—	—	—	3,956	3,956
Translation adjustments	—	—	—	—	—	(33)	—	(33)

Comprehensive income	—	—	—	—	—	—	—	3,923

Balance at December 31, 2006	12,354	13	87,465	—	(1,015)	241	(25,880)	60,824
Stock option exercises, including related income tax benefit	394	1	2,864	—	—	—	—	2,865
Stock-based compensation expense	—	—	1,353	—	—	—	—	1,353
SARCOM acquisition	512	—	6,187	—	—	—	—	6,187

Subtotal	—	—	—	—	—	—	—	71,229
Net income	—	—	—	—	—	—	12,443	12,443
Translation adjustments, net of taxes	—	—	—	—	—	752	—	752

Comprehensive income	—	—	—	—	—	—	—	13,195

Balance at December 31, 2007	13,260	$14	$97,869	$—	$(1,015)	$993	$(13,437)	$84,424

See Notes to the Consolidated Financial Statements.

PC MALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$12,443	$3,956	$(3,713)
Loss from discontinued operations, net of taxes	—	—	1,781

Income (loss) from continuing operations	12,443	3,956	(1,932)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,357	4,417	4,043
Provision (benefit) for deferred income taxes	1,960	2,249	(1,432)
Tax benefit related to stock option exercises	1,833	—	281
Excess tax benefit related to stock option exercises	(2,663)	—	—
Non-cash stock-based compensation	1,353	1,532	105
(Gain)/loss on sale of fixed assets	57	(13)	(60)
Change in operating assets and liabilities:
Accounts receivable	(12,783)	(11,203)	(10,588)
Inventories	(8,832)	13,180	14,409
Prepaid expenses and other current assets	132	(167)	(2,104)
Other assets	(189)	78	56
Accounts payable	31,656	15,806	(8,684)
Accrued expenses and other current liabilities	2,249	190	122
Deferred revenue	(1,739)	1,524	178

Total adjustments	17,391	27,593	(3,674)

Net cash provided by (used in) operating activities	29,834	31,549	(5,606)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,619)	(3,327)	(3,177)
Acquisition of SARCOM	(47,650)	—	—
Acquisition of GMRI’s products business	—	(3,386)	—
Proceeds from sale of property and equipment	—	67	93

Net cash used in investing activities	(50,269)	(6,646)	(3,084)

Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	21,416	(21,040)	4,490
Change in book overdraft	(7,194)	(4,697)	4,298
Net borrowings (repayments) under note payable	2,981	(500)	(500)
Payments for deferred financing costs	(275)	—	(188)
Payments of obligations under capital lease	(153)	—	—
Proceeds from stock issued under stock option plans	1,032	914	330
Excess tax benefit related to stock option exercises	2,663	—	—

Net cash (used in) provided by financing activities	20,470	(25,323)	8,430

Effect of foreign currency on cash flow	752	(33)	76

Net cash provided by (used in) continuing operations	787	(453)	(184)
Cash Flows From Discontinued Operation
Net cash flow from operating activities	—	—	(5,937)
Net cash flow from investing activities	—	—	5,937
Net cash flow from financing activities	—	—	—

Net cash flows from discontinued operation	—	—	—

Net decrease in cash and cash equivalents	787	(453)	(184)
Cash and cash equivalents at beginning of the period	5,836	6,289	6,473

Cash and cash equivalents at end of the period	$6,623	$5,836	$6,289

Supplemental Cash Flow Information
Interest paid	$3,897	$3,479	$2,943
Income taxes paid	3,146	153	121
Supplemental Non-Cash Investing Activity (Note 4)
Goodwill related to acquisition of GMRI’s products business	$389	$—	$—
Sarcom and GMRI acquisitions related:			—
Fair value of assets acquired	$73,821	$3,996	—
Cash paid	(48,220)	(3,363)	$—
Value of common stock issued (including redeemable common stock)	(6,188)	—	—

Liabilities assumed	$19,413	$633	—

See Notes to the Consolidated Financial Statements.

PC MALL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Company
PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions, to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, various direct marketing techniques, and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall and PC Mall Gov brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, wareforce.com, sarcom.com, abreon.com and onsale.com, and other promotional materials.
On April 11, 2005, we completed the spin-off of our 80.2% owned subsidiary, eCOST.com, Inc. (“eCOST.com”) when we distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result of the spin-off, eCOST.com, which was a segment of our company, is presented as a discontinued operation for the year 2005 presented herein. See Note 5 below for more information on the discontinued operation of eCOST.com.
We operate in two reportable segments: (1) a value added direct marketer of technology solutions for businesses, government and educational institutions, as well as consumers, collectively referred to as “Core business” and (2) an online retailer of computer and consumer electronic products under the OnSale.com brand. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating income for management reporting purposes.
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
Reclassifications
Certain reclassifications have been made to prior year financial statement amounts to conform to the 2007 presentation.
Revenue Recognition
We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”) as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). Under SAB 104, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we adjust such amounts in the subsequent period when delivery has occurred.

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
Cost of Goods Sold
Cost of goods sold includes product costs and outbound and inbound shipping costs, offset by certain market development funds and other consideration from vendors included in our catalogs, as described in “Advertising Costs and Vendor Consideration” below.
Cash and Cash Equivalents
All highly liquid investments with initial maturities of three months or less are considered cash equivalents. Our cash management programs result in utilizing available cash to pay down our line of credit. Checks issued but not presented for payment to the bank totaling $2.9 million and $10.1 million as of December 31, 2007 and 2006 were included in “Accounts payable” in our Consolidated Balance Sheets.
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
The following table presents the gross amounts of trade receivables for sales to customers on account and other receivables, which include all other types of receivables, mainly vendor receivables (in thousands):

	December 31,
	2007	2006
Trade receivables	$138,490	$98,974
Other receivables	25,525	19,840

Total gross accounts receivable	164,015	118,814
Less: Allowance for doubtful accounts receivable	(4,653)	(4,630)

Accounts receivable, net	$159,362	$114,184

As of December 31, 2007 and 2006, included in “Other receivables” presented above were $10.9 million and $7.3 million of unbilled receivables relating to vendor consideration, which are described below under “Advertising Costs and Vendor Consideration.”
We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and we generally do not require collateral. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowances may be required.

Concentration of Credit Risk
Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history and generally do not require collateral. We have historically incurred credit losses within management’s expectations. No customer accounted for more than 10% of trade accounts receivable at December 31, 2007 and 2006.
Inventories
Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. At December 31, 2007 and 2006, we had reserves of $1.7 million and $1.6 million, reflecting lower of cost or market pricing and allowance for potential excess and obsolete inventory. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until delivery has occurred. As such, inventories include goods-in-transit to customers at December 31, 2007 and 2006.
Advertising Costs and Vendor Consideration
We account for advertising costs in accordance with Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” We produce and circulate direct response catalogs at various dates throughout the year. The costs of developing, producing and circulating each direct response catalog are deferred and amortized to advertising expense based on the life of the catalog, which is approximately eight weeks. Other non-catalog advertising expenditures are expensed in the period incurred. Total net advertising expenditures, which are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $9.8 million in 2007, compared to $12.4 million in 2006 and $15.6 million in 2005. Deferred advertising costs, which are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets, were $0.3 million and $0.5 million at December 31, 2007 and 2006.
As we circulate catalogs throughout the year, we receive market development funds and other vendor consideration from vendors included in each catalog. These funds are deferred and recognized based on sales generated over the life of the catalog. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheets. We also receive other non-catalog related vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. At the end of any given period, included in our “Accounts receivable, net of allowances” are unbilled receivables related to our vendor consideration. See discussion in “Accounts Receivable” above.
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
We had $1.8 million and $2.1 million of unamortized internally developed software at December 31, 2007 and 2006.
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

Goodwill and Intangible Assets
Goodwill is carried at historical costs, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill as of December 31 of each year. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value, including consideration of our market capitalization. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from the annual impairment test, such loss will be recorded as a pre-tax charge to our operating income.
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
We account for uncertainty in income taxes recognized in financial statements in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which we adopted on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. Under FIN 48, we recognize penalties and interest accrued related to unrecognized tax benefits, if any, as part of “Income tax expense (benefit)” in our Consolidated Statements of Operations.
Sales Taxes
We present sales tax we collect from our customers on a net basis (excluded from our revenues), a presentation which is prescribed as one of two methods available under EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).”
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

The modified prospective application method requires that compensation expense be recorded for all unvested stock options outstanding at the beginning of the first quarter of adopting SFAS 123R, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) and for new share-based payment awards granted subsequent to our adoption of SFAS 123R, based on the grant date fair value estimated in accordance with SFAS 123R, both adjusted for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the modified prospective application method, our prior period financial statements were not restated to retrospectively apply SFAS 123R. In addition, under SFAS 123R, we elected to use the Black-Scholes option pricing model to value options we grant, which is consistent with our valuation model previously used for options in pro forma footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148. See Note 3 for a further discussion of the impact of the adoption of SFAS 123R.
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

December 31,
2005
Loss from continuing operations (as reported)	$(1,932)
Less stock compensation expense, net of taxes, determined under the fair value based method	(1,966)
Add stock compensation expense, net of taxes, included in reported loss from continuing operations	—

Loss from continuing operations (pro forma)	$(3,898)

Basic and diluted loss from continuing operations per common share:
Basic and diluted – as reported	$(0.17)
Basic and diluted – pro forma	(0.33)
The following table presents the effect on “Net loss” of recognizing stock-based compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options as of the periods presented (in thousands, except per share amounts):

December 31,
2005
Net loss (as reported)	$(3,713)
Less stock compensation expense, net of taxes, determined under the fair value based method	(1,966)
Add stock compensation expense, net of taxes, included in reported net loss	—

Net loss (pro forma)	$(5,679)

Basic and diluted loss per common share:
Basic and diluted – as reported	$(0.32)
Basic and diluted – pro forma	(0.49)

The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

2005
Risk free interest rates	3.88%
Expected dividend yield	None
Expected lives (in years)	5
Expected volatility	99%
Weighted average grant date fair value	$3.52
Foreign Currency Translation
The local currency of our foreign operations is their functional currency. The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Accordingly, the assets and liabilities of our Canadian and Philippine subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. All transaction gains or losses are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations. These gains or losses were not material in any of the years presented in our consolidated financial statements.
Recent Accounting Pronouncements
In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment,” which became effective on January 1, 2008. SAB 110 allows companies, under certain circumstances, to continue using the “simplified” method of estimating the expected term of “plain vanilla” share options discussed in SAB No. 107, “Share-Based Payment,” in accordance with SFAS 123R. Under SAB 107, the SEC staff had previously indicated that it would not expect companies to use the “simplified” method for share option grants made after December 31, 2007. We believe that the adoption of SAB 110 will not have a significant impact on our consolidated financial statements.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” which replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures i) the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, ii) the goodwill acquired in the business combination or a gain from a bargain purchase, and iii) determines what information to be disclosed. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe that the adoption of SFAS 141R will not have a significant impact on our consolidated financial statements.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51.” SFAS 160 establishes the standards for accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements. SFAS 160 also provides guidance on accounting for changes in a parent’s ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary. SFAS 160 requires an entity to present minority interests as a component of equity and to present consolidated net income attributable to the parent and to the noncontrolling interest separately on the face of the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We believe that the adoption of SFAS 160 will not have a significant impact on our consolidated financial statements.
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
3. Stock-Based Compensation
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
On August 31, 2007, our Compensation Committee approved and granted, under our 1994 Plan, the award of 3,000 shares of restricted stock to each of our non-employee members of the board for a total award of 9,000 shares of restricted stock. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. In accordance with SFAS 123R, we valued the restricted stock award at fair value as of the grant date and we recognize compensation expense on a straight-line basis over the vesting period.
As of December 31, 2007, a total of 1,588,233 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2007 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.
1995 Director Stock Option Plan
We adopted the Directors’ Non-Qualified Stock Option Plan (the “Director Plan”) in 1995. However, in May 2000, our Board of Directors and stockholders voted to terminate the Director Plan such that no further grants would be made thereunder, and further provided that non-employee directors are persons eligible to receive future options and other stock-based awards under the 1994 Plan, as discussed above. As of December 31, 2007, there were no options remaining outstanding under the Director Plan.
Impact of the Adoption of SFAS 123R
On January 1, 2006, we adopted SFAS 123R using the modified prospective application method. SFAS 123R requires that we measure compensation cost for all unvested stock-based payment awards outstanding as of December 31, 2005 and new stock-based payment awards granted to employees and non-employee directors subsequent to the adoption of SFAS 123R based on estimated fair values as determined on their grant dates, adjusted for estimated forfeitures, and recognize compensation expense over the requisite service period (the vesting period). For the years ended December 31, 2007 and 2006, we recognized stock-based compensation expense of $1.4 million and $1.5 million in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, using the straight-line attribution method, and a related deferred income tax benefit of $0.5 million and $0.6 million. Results for prior periods have not been restated pursuant to the modified prospective application method of SFAS 123R.

Prior to our adoption of SFAS 123R on January 1, 2006, we accounted for options granted to employees using the intrinsic value method under APB 25, as allowed under SFAS 123. See Note 2 for the pro forma disclosure of our results of operations and loss per share as if the fair value based method had been applied to the period prior to our adoption of SFAS 123R and the respective weighted average assumptions used in the applicable period.
Valuation Assumptions
We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2007 and 2006 pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding the expected term for options granted during the years ended December 31, 2007 and 2006, we applied the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. We computed our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options, which we determined to be six years for grants made during the year ended December 31, 2007 and 2006, respectively. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. In 2007 and 2006, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates.
The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2007	2006
Risk free interest rate	4.25%	4.75%
Expected volatility	66%	95%
Expected term (in years)	6	6
Expected dividend yield	None	None
Stock-Based Payment Award Activity
Stock Options
The following table summarizes our stock option activity during the year ended December 31, 2007 and stock options outstanding and exercisable at December 31, 2007 for the above plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Number	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2006	1,939,030	$3.84
Granted	343,750	11.24
Exercised	(394,064)	2.62
Forfeited	(43,366)	6.00
Expired/cancelled	(9,941)	2.64

Outstanding at December 31, 2007	1,835,409	$5.44	6.48	$7,748

Exercisable at December 31, 2007	1,347,882	$4.07	5.61	$7,096

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2007, which was $9.31.

	Years Ended December 31,
	2007	2006	2005
Weighted average grant-date fair value of options granted during the period	$7.07	$4.70	$3.52
Total intrinsic value of options exercised during the period (in thousands)	4,462	3,472	736
Total fair value of shares vested during the period (in thousands)	1,344	1,565	3,121

Effective April 11, 2005, as a result of the spin-off of eCOST.com and the related special stock dividend, the exercise price of all options under the above plans was reduced by the pro rata effect of the reduction in our stock price.
Restricted Stock
The following table summarizes our restricted stock activity during the year ended December 31, 2007 for the above plans:

		Weighted Average
		Grant Date Fair
	Number	Value
Non-vested at December 31, 2006	—	$—
Granted	9,000	12.27
Vested	(2,250)	12.27
Forfeited	—	—

Non-vested at December 31, 2007	6,750	12.27

We did not grant restricted stock during 2006 and 2005. The fair value of restricted stock awards which vested during 2007 was $24,458, which was computed based on the closing stock price on the day of vesting.
As of December 31, 2007, there was $2.1 million of unrecognized compensation cost related to unvested outstanding stock options and restricted stock. We expect to recognize this cost over a weighted average period of 1.3 years.
4. Acquisitions
SARCOM
On September 17, 2007, we completed the acquisition of SARCOM, Inc. (“SARCOM”), a provider of advanced technology solutions, pursuant to the terms of an Agreement and Plan of Merger, dated as of August 17, 2007, for an initial total purchase price of approximately $55.7 million, including transaction costs. SARCOM, headquartered in Columbus, Ohio, has served the mid-market and enterprise market for over 20 years and currently specializes in providing enterprise hardware and software solutions, procurement solutions and a full range of professional and managed services. Our acquisition of SARCOM was motivated in part by our desire to enhance our capabilities as a value added direct marketer of advanced technology products, services and solutions, consistent with our commitment to grow our business in part by expanding our share of our customers’ IT spending. The results of SARCOM are included in our Core business segment from the closing date of the acquisition.
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
On November 6, 2007, we and the sellers agreed on a final net asset value adjustment, resulting in a decrease in the purchase price by approximately $2.1 million, which was to be repaid, at the sellers’ option, in either cash or shares of our common stock based on a per share price determined by the average closing price for the 20 consecutive trading days ending on the date of final determination of the net asset value adjustment. As a result, in settlement of the $2.1 million net asset value adjustment, the sellers tendered back to us a total of 122,478 shares of our common stock previously issued to them, which has been recorded as a reduction to the purchase price we paid.
In determining the purchase price for accounting purposes, we measured the fair value of the shares issued in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” We used an average closing price of our common stock over the four days prior to the close of the SARCOM acquisition, resulting in a total fair value of approximately $6.2 million for the 511,503 shares of common stock ultimately issued. As a result, the adjusted total purchase price for accounting purposes, which includes the valuation of the net stock payment under EITF No. 99-12, was $54.4 million.

During the fourth quarter of 2007, we refined our preliminary purchase price allocation relating to the SARCOM acquisition. As a result, we recorded an entry to adjust our preliminary purchase price allocation to increase the amount allocated to various intangible assets by approximately $6.9 million, a decrease to property and equipment of $0.6 million, an increase to accrued liabilities of $0.7 million and a decrease to goodwill of $5.6 million.
As of December 31, 2007, based on a preliminary purchase price allocation, which is subject to further review, we recorded the following assets and liabilities in our Core business segment based on their estimated fair values at the date of acquisition (in thousands).

Total purchase price, adjusted	$54,408

Cash	571
Accounts receivable	27,728
Inventory	4,415
Other accounts receivable	3,172
Property and equipment, net	1,916
Other assets	1,131
Intangible assets:
Customer relationships	6,200
Tradenames	5,200
Non-compete agreements	490

Total intangible assets	11,890

Total assets acquired	50,823

Accounts payable	(10,487)
Accrued liabilities	(6,588)
Deferred revenue	(2,338)

Total liabilities assumed	(19,413)

Total allocated to goodwill	$22,998

We recorded approximately $0.4 million of amortization expense during the year ended December 31, 2007 related to the intangible assets arising from customer relationships and non-compete agreements acquired in the SARCOM transaction.
The following table sets forth our results of operations on a pro forma basis as though the SARCOM acquisition had been completed as of the beginning of the periods presented (in thousands, except per share amounts):

	Years Ended
	December 31,
	2007	2006
Net sales	$1,398,002	$1,242,696
Operating profit	26,164	14,044
Net income	11,209	3,814
Basic and Diluted Earnings Per Common Share
Basic	$0.86	$0.30
Diluted	0.79	0.28
Weighted average number of common shares outstanding:
Basic	13,029	12,564
Diluted	14,129	13,420
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

Following the completion of the GMRI acquisition, in 2007, we completed our review of whether certain liabilities existed at the time of the acquisition. As a result of our review, we recorded an adjustment to our preliminary purchase price allocation to increase the amount allocated to goodwill by approximately $0.4 million relating to net liabilities that we concluded existed at the time of the acquisition. Following the completion of the acquisition, the results of the acquired products business of GMRI have been included in our Core business segment.
Based on our purchase price allocation, we recorded the following assets and liabilities, including the $0.4 million discussed above, at the Core business segment based on their estimated fair values at the date of acquisition (in thousands):

Other receivable	$250

Goodwill	2,509

Intangible assets:
Product backlog	567
Maintenance contracts	143
Trade names	240
Software licenses	218
Non-compete agreements	20

Total intangible assets	1,188

Furniture and equipment	49

Total assets acquired	$3,996

Liabilities:
Accrued liabilities	$633

Net assets acquired	$3,363

We recorded approximately $0.3 million and $0.5 million of amortization expense during the year ended December 31, 2007 and 2006 related to the $1.2 million of intangible assets acquired in the GMRI transaction.
5. Discontinued Operation
On April 11, 2005, we completed the spin-off of eCOST.com, our former subsidiary, by distributing our 80.2% ownership interest in eCOST.com to our stockholders. We distributed approximately 1.2071 shares of eCOST.com common stock as a special dividend on each outstanding share of our common stock to our stockholders of record on March 28, 2005. As a result, we distributed to our stockholders an aggregate of 14,000,000 shares of eCOST.com common stock, which had an aggregate market value of approximately $90.3 million based on the last sale price for eCOST.com common stock on the Nasdaq Stock Market on April 11, 2005.
The financial results of eCOST.com, which were historically reported as an operating segment, have been excluded from our results from continuing operations for 2005 presented herein and have been presented as a discontinued operation. eCOST.com’s revenues, operating and non-operating results for all periods prior to April 12, 2005 are reflected in a single line item entitled “Loss from discontinued operation, net of taxes” on our Consolidated Statements of Operations. Cash flows resulting from the discontinued operations of eCOST.com have been presented separately from cash flows resulting from our continuing operations for 2005.
For the year ended December 31, 2005, the operating results of the discontinued operation of eCOST.com reported in “Loss from discontinued operation, net of taxes” in our Consolidated Statements of Operations through April 11, 2005, the completion date of the spin-off, were as follows (in thousands):

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
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	At December 31,
	2007	2006
Computers, software, machinery and equipment	$33,794	$29,352
Leasehold improvements	4,545	4,867
Furniture and fixtures	3,753	3,529
Building and improvements	1,725	1,725
Land	912	912
Software development in progress	496	848

Subtotal	45,225	41,233
Less: Accumulated depreciation and amortization	(36,267)	(33,178)

Property and equipment, net	$8,958	$8,055

Depreciation and amortization expense for property and equipment for the years ended December 31, 2007, 2006 and 2005 totaled $3.6 million, $3.7 million and $3.8 million. Depreciation and amortization expense for 2007 includes amortization of assets under capital leases, which we acquired in the SARCOM acquisition.
7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill, all of which was held at the Core business segment, was as follows (in thousands):

Goodwill
Balance at December 31, 2005	$1,405
Acquisition of GMRI	2,120

Balance at December 31, 2006	3,525
Acquisition of SARCOM	22,998
Adjustment relating to GMRI purchase accounting	389

Balance at December 31, 2007	$26,912

We performed our annual impairment test for goodwill as of December 31, 2007 and 2006. The estimated fair value of our Core business segment exceeded its net carrying value, and as such, we determined that no impairment of goodwill existed as of December 31, 2007 and 2006.

Intangible Assets
The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted
	Average
	Estimated	At December 31, 2007				At December 31, 2006
	Useful Lives	Gross		Accumulated	Net	Gross	Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount	Amortization	Amount
Patent, trademarks & URLs	7	$6,118	(1)	$576	$5,542	$922	$504	$418
Customer relationship	5	6,755		888	5,867	555	499	55
Product backlog	Various (2)	567		567	—	581	422	160
Software licenses	3	218		97	121	218	24	194
Maintenance contracts	Various (2)	143		127	16	143	84	59
Non-compete agreements	5	608		131	477	118	80	38
Other	5	32		31	1	32	25	7

Total intangible assets		$14,441		$2,417	$12,024	$2,569	$1,638	$931

(1)	Included in the total amount for “Patent, trademarks, & URLs” at December 31, 2007 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

(2)	Amortization of these intangible assets, which relate to customer orders, is based on actual shipments of goods or performance of service.
Amortization expense for intangible assets was $0.8 million, $0.7 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005.
Estimated amortization expense for intangible assets, excluding intangible assets based on customer orders, in each of the next five years and thereafter is as follows: $1.4 million in 2008; $1.4 million in 2009; $1.3 million in 2010; $1.3 million in 2011, $1.0 million in 2012 and $0.4 million thereafter.
8. Line of Credit and Note Payable
We maintain an asset-based revolving credit facility, as amended from time to time (discussed below), of up to $150 million from a lending unit of a large commercial bank. On June 11, 2007, we amended our credit facility to provide, among other things: an extension of the maturity date of the facility from March 2008 to March 2011; an option for us to extend and increase the amount of the real estate term loan up to $4.2 million or 70% of appraised value within a limited time period; a reduction of the interest rate spread for the prime rate loans to a range of negative 0.25% to 0.00% from a previous spread of 0.00% and LIBOR loans to a range of 1.50% to 1.75% from a previous range of 2.00% to 2.50%, both of which spreads are dependent upon average excess availability under the facility; an increase in the advance rate against accounts receivable to 90% from 85% and against certain original closed box inventory to 80% from 75%; an increase in the sublimit for credit card receivables to $10 million from $7.5 million and for inventory to $40 million from the previous range of $20 million to $40 million, which was dependent upon turnover; and a restatement of the definition of “Adjustment Tangible Net Worth” to include certain additional assets as defined in the amendment.
On September 17, 2007, in connection with our acquisition of SARCOM, we entered into a third amendment to the credit facility. The amendment provided, among other things, for the addition of SARCOM as a new subsidiary borrower under the loan agreement, and an increase in the amount of the real estate term loan, which is discussed below, to $5.425 million.
On November 5, 2007, we entered into a fourth amendment to our credit facility. The amendment provides for, among other things, (i) an increase to the credit limit, from $100 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $120 million (subsequently increased to $130 million in December 2007) is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; and (iii) an increase in the number of LIBOR interest rate options we can enter into and the elimination of a limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option. As of December 31, 2007, we have not exceeded the $130 million credit limit described above. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the excess $20 million of credit in any future period. As a result, we may not be able to access the credit facility beyond its limit of $130 million.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At December 31, 2007, we had $53.9 million of net working capital advances outstanding under the line of credit. At December 31, 2007, the maximum credit line was $115 million and we had $41.3 million available to borrow for working capital advances under the line of credit. The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at December 31, 2007. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.
In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in October 2014. At December 31, 2007, we had $5.231 million outstanding under the amended term note. Our term note matures as follows: $775,000 annually in each of the years 2008 through 2012 and $1,356,250 thereafter.
At December 31, 2007, our effective weighted average annual interest rate was 6.52%.
9. Income Taxes
Our income tax expense (benefit) consisted of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Current
Federal	$4,622	$130	$—
State	1,069	143	37

Total – Current	5,691	273	37

Deferred
Federal	1,984	2,027	(1,019)
State	145	210	(171)
Foreign	24	12	39

Total – Deferred	2,153	2,249	(1,151)

Total income tax expense (benefit)	$7,844	$2,522	$(1,114)

The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

	2007	2006	2005
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.0	4.6	4.8
Non-deductible business expenses	0.8	1.5	(3.1)
Other	(1.1)	(1.2)	0.9

Total	38.7%	38.9%	36.6%

The significant components of deferred tax assets were as follows at December 31 (in thousands):

	2007	2006
Accounts receivable	$1,787	$1,715
Inventories	831	682
Property and equipment	1,948	1,281
Amortization	(637)	2,242
Accrued expenses and reserves	1,822	2,347
Tax credits and loss carryforwards	1,642	2,825
Other	247	(48)

Subtotal	7,640	11,044
Valuation allowance	(214)	(202)

Total	$7,426	$10,842

As of December 31, 2007 and 2006, we had a valuation allowance of $0.2 million relating to certain state net operating loss carryforwards, which we believe it is more likely than not that the related deferred tax assets will not be realized.
We had deferred tax liabilities of $2.0 million at December 31, 2007 relating to a Canadian employment tax subsidy, which was included as part of “Accrued expenses and other current liabilities.”
The exercise of stock options in 2007 resulted in a tax benefit of $1.7 million that has been reflected as a reduction of taxes payable, a decrease to deferred taxes, and an increase to additional paid-in capital. There was no benefit recorded to additional paid-in capital for the year ended December 31, 2006 due to our company being subject to alternative minimum taxes. However, the utilization of prior year net operating loss carryforwards in 2007 resulted in a tax benefit of $1.3 million from stock options exercised in 2006 that was reflected as a reduction of taxes payable and an increase to additional paid-in-capital in 2007.
At December 31, 2007, we had state net operating loss carryforwards of $13.8 million, which begin to expire at the end of 2012, and federal net operating loss carryforwards of $2.9 million, which begin to expire at the end of 2018. The federal carryforwards relate to pre-acquisition losses from an acquired subsidiary and, accordingly, are subject to annual limitations as to their use under the provisions of IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited.
Accounting for Income Taxes
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
Accounting for Uncertainty in Income Taxes
We adopted FIN 48 on January 1, 2007 as described above in Note 2. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN 48. During the year ended December 31, 2007, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of December 31, 2007.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2003, and state income tax examinations for years following 2002. In addition, certain federal and state net operating loss carryforwards generated after 1997 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.
10. Commitments and Contingencies
Commitments
We lease office and warehouse space and equipment under various non-cancelable operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. We also have minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year). In addition, we have obligations under capital leases, which we acquired as part of the SARCOM acquisition discussed in Note 4, for computers and various related equipment and software. As of December 31, 2007, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease obligations	$5,309	$4,369	$2,214	$1,708	$50	$13	$13,663
Capital lease obligations	112	58	15	—	—	—	185
Other commitments	4,518	173	45	4	—	—	4,740

Total minimum payments	$9,939	$4,600	$2,274	$1,712	$50	$13	$18,588

For the years ended December 31, 2007, 2006 and 2005, total rent expense, net of sublease income, totaled $5.0 million, $4.4 million and $4.0 million. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.
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
As of December 31, 2007, we have repurchased a cumulative total of 294,200 shares, which includes 254,200 shares repurchased under the program. We did not repurchase any shares of our common stock under the program during 2007, 2006 or 2005. However, in November 2007, as part of the final net asset value settlement relating to our acquisition of SARCOM, which is discussed in Note 4, the sellers tendered back to us 122,478 shares of our common stock. These shares are included in our total number of shares of treasury stock of 416,678 at December 31, 2007.
We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.
12. Earnings (Loss) Per Common Share
Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 117,000, 644,000 and 1,250,823 for the years ended December 31, 2007, 2006 and 2005 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.
The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income		Per Share
	(Loss)	Shares	Amounts
Year Ended December 31, 2007:
Basic EPS
Net income	$12,443	12,667	$0.98

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,100

Diluted EPS
Adjusted net income	$12,443	13,767	$0.90

Year Ended December 31, 2006:
Basic EPS
Income from continuing operations	$3,956	12,052	$0.33

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	856

Diluted EPS
Adjusted income from continuing operations	$3,956	12,908	$0.31

Year Ended December 31, 2005:
Basic EPS
Loss from continuing operations	$(1,932)	11,652	$(0.17)

Effect of dilutive securities
Dilutive effect of stock options and warrants	—	—

Diluted EPS
Adjusted loss from continuing operations	$(1,932)	11,652	$(0.17)

13. Employee & Non-Employee Benefits
401(k) Savings Plan
We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. On July 1, 2007, we began making 25% matching contributions for amounts that did not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a 5 year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $98,000 in 2007.
Restricted Stock, Stock Warrants and Options Issued to Non-employees
On August 31, 2007, our Compensation Committee approved and granted, under our 1994 Plan, the award of 3,000 shares of restricted stock to each of our non-employee members of the board for a total award of 9,000 shares of restricted stock. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. See Note 3 above for more information on restricted stock.
In October 2004, we issued options to purchase 45,000 shares of our common stock under our 1994 Plan to an investor and public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the options was reduced to $6.12 and the consultant received options to purchase 54,319 shares of eCOST.com common stock in the transaction. Of the original grant of options to purchase 45,000 shares, an aggregate of 7,500 shares of the options vested on the date of the grant, and the remaining shares vested quarterly over a one-year period from the date of grant. We valued the options at fair value based on a Black-Scholes fair value calculation. The options were valued at the date of grant and were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option. The options became fully vested in October 2005. We recorded a cumulative compensation expense of $0.4 million, of which approximately $0.1 million related to 2005. The options were still outstanding at December 31, 2007.
In June 2003, we issued a warrant to purchase 30,000 shares of our common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five-year term, which vested monthly over a one year period from the date of grant. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the warrant was reduced to $1.59, and the consulting firm received a warrant to purchase 36,213 shares of eCOST.com common stock in the transaction. We valued the warrant at fair value based on a Black-Scholes fair value calculation. The warrant was valued at the date of grant and was measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the warrant. The warrant became fully vested in June 2004. We recorded a cumulative compensation expense of $0.4 million. The warrant was still outstanding at December 31, 2007.
14. Comprehensive Income (Loss)
Our total comprehensive income (loss) was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$12,443	$3,956	$(3,713)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,311	(33)	76
Income tax expense related to other comprehensive income	(559)	—	—

Total comprehensive income (loss)	$13,195	$3,923	$(3,637)

15. Segment Information
We operate in two reportable segments: (1) a value added direct marketer of technology solutions for businesses, government and educational institutions, as well as consumers, collectively referred to as “Core business” and (2) an online retailer of computer and consumer electronic products under the OnSale.com brand. We allocate our resources to and evaluate the performance of our segments based on operating income. Corporate expenses are included in our measure of segment operating profit (loss) for management reporting purposes.
Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Core business	OnSale.com	Consolidated
Year Ended December 31, 2007
Net sales	$1,199,999	$15,434	$1,215,433
Gross profit	146,175	1,663	147,838
Operating profit (loss)	25,482	(1,164)	24,318
Year Ended December 31, 2006
Net sales	$993,860	$11,960	$1,005,820
Gross profit	122,402	1,516	123,918
Operating profit (loss)	11,935	(1,517)	10,418
Year Ended December 31, 2005
Net sales	$987,324	$9,908	$997,232
Gross profit	117,708	859	118,567
Operating profit (loss)	2,453	(2,441)	12
As of December 31, 2007 and 2006, we had total consolidated assets of $296.2 million and $203.6 million. Our management does not have available to them and does not use assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.
Sales of our products and services are made to customers primarily within the U.S. During the years ended December 31, 2007, 2006 and 2005, less than 1% of our total net sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our total net sales in the years ended December 31, 2007, 2006 and 2005.
Our property and equipment, net, are located in the following countries (in thousands):

	At December 31,
Location:	2007	2006	2005
United States	$7,439	$6,247	$7,189
Philippines	1,240	1,319	395
Canada	279	489	832

Property and equipment, net	$8,958	$8,055	$8,416

16. Related-Party Transactions
Frank F. Khulusi, our President, Chief Executive Officer and Chairman of the Board of Directors, became a greater than 10% stockholder of eCOST.com in April 2005 as a result of the spin-off of eCOST.com to our stockholders. As a result of Mr. Khulusi’s direct and indirect beneficial interests in eCOST.com and us, eCOST.com became our related party in April 2005. In February 2006, Mr. Khulusi became a less than 10% stockholder of eCOST.com.
In April and May 2005, subsequent to the completion of the spin-off of eCOST.com and in connection with its transition from us, AF Services, LLC (formerly AF Services, Inc.) (“AF Services”), our wholly-owned subsidiary, entered into a product sales agreement and a consignment and product sales agreement with eCOST.com, providing for the sale by AF Services of inventory items to eCOST.com generally at AF Services’ cost. The consignment and product sales agreement terminated in August 2005 and the product sales agreement, which was extended for an additional month, terminated in September 2005. For the period between April 12, 2005 and December 31, 2005, we had net sales to eCOST.com of $31.6 million.

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
Tax Allocation and Indemnification Agreement
The Tax Allocation and Indemnification Agreement governs the respective rights, responsibilities and obligations of us and eCOST.com after eCOST.com’s IPO with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. See further discussion of this agreement in Note 5.
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
The Administrative Services Agreement terminated on September 1, 2005, in accordance with the terms of the agreement.
Information Technology Systems Usage and Services Agreement
Under the Information Technology Systems Usage and Services Agreement, we provided eCOST.com with usage of telecommunications systems and hardware and software systems, information technology services and related support services, including maintaining eCOST.com’s management information and reporting systems and hosting its website. As consideration for the services and the usage of the hardware and software systems, eCOST.com paid a monthly fee of $40,000 and provided reimbursement for actual telecommunications systems usage charges. The agreement had a term of two years from eCOST.com’s IPO, but either party had the right to terminate the agreement earlier by providing the other party 180 days prior written notice of such termination. On March 1, 2006, eCOST.com notified us that it elected to terminate this agreement effective June 30, 2006, in accordance with its termination rights under the agreement.
Sublease Agreement
Under the Sublease Agreement, eCOST.com leased office space from us located at our corporate headquarters in Torrance, California, of approximately 11,000 square feet at $9,130 monthly base rent. In January 2006, the sublease was increased in rentable square feet to 14,300 at $11,869 monthly base rent. eCOST.com terminated the sublease effective June 30, 2006, in accordance with its termination rights under the agreement.
17. Subsequent Event
On January 10, 2008, PC Mall Canada, Inc., a wholly-owned subsidiary of PC Mall, Inc., exercised its first option to extend the term of its lease agreement with Complexe Rue Universite S.E.C. for a period of 102 months, commencing on July 1, 2008 and continuing through December 31, 2016, with an option to extend the lease for an additional period of five years. The leased property is 45,128 square feet of office space, located in Montreal, Quebec. The monthly base rent, for the period commencing July 1, 2008 through December 31, 2016, will be approximately $49,000 per month plus applicable taxes for the first five years and approximately $53,000 per month plus applicable taxes thereafter.
***

PC MALL, INC.

SUPPLEMENTARY DATA
QUARTERLY FINANCIAL INFORMATION
(unaudited, in thousands, except per share data)

	2007
	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter(1)
Net sales	$256,780	$262,958	$287,688	$408,007
Gross profit	31,812	33,932	34,179	47,915
Net income	1,868	2,999	2,978	4,598
Basic and diluted earnings per common share:
Basic	$0.15	$0.24	$0.24	$0.34
Diluted	0.14	0.22	0.22	0.32

	2006
	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter(2)
Net sales	$234,222	$234,119	$242,171	$295,308
Gross profit	29,431	28,992	31,556	33,939
Net income (loss)	(55)	395	1,908	1,708
Basic and diluted earnings (loss) per common share:
Basic	$(0.00)	$0.03	$0.16	$0.14
Diluted	(0.00)	0.03	0.15	0.13

(1)	Includes the results of SARCOM, which we acquired on September 17, 2007, from and after the date of the acquisition.

(2)	Includes the results of GMRI, which we acquired on September 7, 2006, from and after the date of the acquisition.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report on Internal Control Over Financial Reporting
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
Our management, with the participation of our principal executive officer and principal financial officers, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management believes that, as of December 31, 2007, our internal control over financial reporting was effective.

Management has excluded from its assessment of internal control over financial reporting as of December 31, 2007 SARCOM, Inc., which was acquired in purchase business combination during 2007. SARCOM, our wholly-owned subsidiary, comprised 9.4% and 5.5% of our consolidated total assets and total net sales as of and for the year ended December 31, 2007.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our board of directors, audit committee, audit committee financial expert, code of business conduct and ethics, and other corporate governance matters is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.
Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.
A list of our executive officers is included in Part I, Item 4A of this annual report under the caption “Executive Officers of the Registrant” and such information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors-Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

Page Number
(1) Financial Statements	See Part II, Item 8, beginning on page 49

(2) Financial Statement Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005	See Part IV, Item 15, beginning on page 78

(3) Exhibits	See Part IV, Item 15, beginning on page 79

PC MALL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	Balance				Balance
	at	Additions	Deduction		at End
	Beginning	Charged to	from		of
	of Year	Operations	Reserves		Year
Allowance for doubtful accounts for the years ended:
December 31, 2007	$4,630	$2,215	$(2,192	)(a)	$4,653
December 31, 2006	4,774	4,651	(4,795	)(a)	4,630
December 31, 2005	2,846	3,851	(1,923	)(a)	4,774
Reserve for inventory for the years ended:
December 31, 2007	$1,616	$1,519	$(1,455	)(b)	$1,680
December 31, 2006	2,202	1,245	(1,831	)(b)	1,616
December 31, 2005	2,022	1,675	(1,495	)(b)	2,202
Sales returns reserve for the years ended:
December 31, 2007	$2,882	$21,003	$(21,807	)(c)	$2,078
December 31, 2006	3,355	24,469	(24,942	)(c)	2,882
December 31, 2005	3,415	28,684	(28,744	)(c)	3,355
Valuation allowance for deferred tax assets for the years ended:
December 31, 2007	$202	$12	$—		$214
December 31, 2006	—	202	—		202
December 31, 2005	—	—	—		—

(a)	Relates primarily to accounts written-off.

(b)	Relates primarily to excess and/or obsolete inventory written-off.

(c)	Relates to sales returns received and applied to sales returns reserve.

EXHIBIT LIST

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of August 17, 2007, by and among PC Mall, Inc., Mall Acquisition 2, Inc., SARCOM, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of PC Mall, Inc. (File no. 0-25790) filed with the Securities and Exchange Commission (the “Commission”) on September 18, 2007)

3.1	Amended and Restated Certificate of Incorporation of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2000 (File No. 0-25790) filed with the Commission on April 2, 2001 (the “2000 Form 10-K”))

10.1*	Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (incorporated herein by reference to Annex A to the Definitive Proxy Statement of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 24, 2002)

10.2*	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2005 (File No. 0-25790) filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K))

10.4*	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5*	Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

10.6*	Employment Agreement, dated January 1, 1994, between Creative Computers, Inc. and Daniel J. DeVries (incorporated herein by reference to the 1995 Form S-1)

10.7*	Severance Agreement, dated January 31, 2006, between PC Mall Inc. and Daniel J. DeVries (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 3, 2006)

10.8*	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2004 (File No. 0-25790) filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.9*	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Current Report on form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the commission on March 25, 2005)

10.10*	Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2007 (File No. 0-25790) filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.11*	Form of Executive Non-Qualified Stock Option Agreement (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2004 (File No. 0-25790) filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.12*	Form of Executive Non-Qualified Stock Option Agreement (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

Exhibit
Number	Description

10.13*	Directors’ Non-Qualified Stock Option Plan, amended and restated as of May 18, 1999 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 1999 (File No. 0-25790) filed with the Commission on August 16, 1999)

10.14*	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2002 (File No. 0-25790) filed with the Commission on March 31, 2003)

10.15*	Form of Director Restricted Stock Bonus Award Agreement (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.16	Master Separation and Distribution Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.56 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2004 (the “September 8, 2004 Form 8-K”))

10.17	Tax Allocation and Indemnification Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.57 to the September 8, 2004 Form 8-K)

10.18	Employee Benefit Matters Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.58 to the September 8, 2004 Form 8-K)

10.19	Office Lease by and between St. Paul Properties, Inc., as Landlord, and PC Mall, Inc., as Tenant (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 21, 2007)

10.20	Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.21	Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.22	Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.23	Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.24	Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004 (incorporated herein by reference to Exhibit 10.8 to the September 30, 2007 Form 10-Q)

10.25	Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.26	Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2005)

10.27	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of June 11, 2007, by and among the Registrant, certain subsidiaries of the Registrant, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 15, 2007)

10.28	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

Exhibit
Number	Description

10.29	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of November 5, 2007, by and among PC Mall, Inc, certain of its subsidiaries, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on November 6, 2007)

10.30	Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.31	Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended March 31, 2007 filed with the Commission on May 15, 2007

10.32	Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.33*	Summary of Executive Bonus Plan (incorporated herein by reference to Exhibit 10.68 to the December 31, 2004 Form 10-K)

10.34*	Summary of Executive Salary and Bonus Arrangements

10.35*	Summary of Director Compensation Arrangements

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2007

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
***

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PC MALL, INC. (Registrant)
Date: March 17, 2008	By:	/s/ FRANK F. KHULUSI
Frank F. Khulusi
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank F. Khulusi and Brandon H. LaVerne, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK F. KHULUSI Frank F. Khulusi	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 17, 2008

/s/ BRANDON H. LAVERNE Brandon H. LaVerne	Interim Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ THOMAS A. MALOOF Thomas A. Maloof	Director	March 17, 2008

/s/ RONALD B. RECK Ronald B. Reck	Director	March 17, 2008

/s/ PAUL C. HEESCHEN Paul C. Heeschen	Director	March 17, 2008
***

EXHIBIT INDEX

Exhibit
Number	Description

10.34*	Summary of Executive Salary and Bonus Arrangements

10.35*	Summary of Director Compensation Arrangements

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2007

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
***