Form 10-K/A
period 2007-12-31
PC MALL INC
filed 2008-04-29
CIK 937941

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

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐	Smaller reporting company	☐

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

As of April 23, 2008, the registrant had 13,274,087 shares of common stock outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PC MALL, INC.

PC MALL, INC.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Set forth below is certain information, as of April 29, 2008, regarding the members of PC Mall, Inc.’s (“PC Mall,” “we” or “us”) board of directors. Each of our directors holds office until our next annual meeting of stockholders, or until his successor is elected and qualified.

Name	Age	Position	Director Since
Frank F. Khulusi	41	Chairman of the Board, President and Chief Executive Officer	1987
Thomas A. Maloof(2)	56	Director	1998
Ronald B. Reck(1)(2)	59	Director	1999
Paul C. Heeschen(1)(2)	51	Director	2006

(1)      Member of our compensation committee.

(2)      Member of our audit committee.

Frank F. Khulusi is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987, served as President until July 1999, and resumed the office of President in March 2001. Mr. Khulusi attended the University of Southern California.

Thomas A. Maloof has served as one of our directors since May 1998. He served as Chief Financial Officer of Hospitality Marketing Concepts from January 2001 to August 2005, and has been an independent consultant since August 2005. Mr. Maloof served as President of Perinatal Practice Management, Inc. from February 1998 to November 2000. From August 2004 through April 11, 2005, Mr. Maloof served on the board of directors of our former subsidiary, eCOST.com, Inc. Mr. Maloof also serves as a director for Farmer Brothers Coffee (Nasdaq: FARM) and The Ensign Group (Nasdaq: ENSG).

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

Executive Officers

A list of our executive officers is included in Part I, Item 4A of our original filing of this Form 10-K under the caption “Executive Officers of the Registrant.”

On March 17, 2008, the Company’s Board of Directors appointed Joseph B. Hayek as Executive Vice President, Corporate Development and Investor Relations. From August 2000 to March 2008,  Mr. Hayek worked in corporate finance at Raymond James & Associates, an investment banking firm, where he most recently was a Senior Vice President and headed the firm’s Supply Chain Technologies Practice. Before joining Raymond James, Mr. Hayek was an investment banker in the technology group at Wachovia Securities. Mr. Hayek received a B.S. degree in Business from Miami University (Ohio) and received an MBA from Duke University.

Corporate Governance

Identification of Our Audit Committee

We have a separately designated standing audit committee established in accordance with the Securities Exchange Act of 1934. The members of our audit committee are Thomas A. Maloof (Chair), Paul C. Heeschen and Ronald B. Reck. Our board of directors has determined that each of the members of our audit committee is “independent” as that term is defined in Rule 10A-3(b)(1) promulgated under the Exchange Act and is an “independent director” as defined in Rule 4200(a)(15) of the Nasdaq listing standards. Our board of directors has determined that each of Mr. Maloof and Mr. Heeschen is an “audit committee financial expert” as that term is defined by regulations of the Securities and Exchange Commission and that each of them has accounting and related financial management expertise within the meaning of the applicable rules of Nasdaq.

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Philosophy and Principles

The Compensation Committee of our Board of Directors establishes our executive compensation philosophy and principles and oversees our executive compensation programs. The following are the primary principles of our executive compensation programs, which together constitute our executive compensation philosophy:

•         link executive compensation to the creation of stockholder value;

•         reward contributions of executive officers that enhance our specific business goals; and

•         attract, retain and motivate high quality individuals.

Our executive compensation programs have been designed and adopted by the Compensation Committee in an effort to implement the above principles. The key elements of our executive compensation program include base salary, quarterly bonuses, stock incentive awards, health and welfare benefits, and other perquisites. The discussion below describes each of the key elements of our executive compensation for the fiscal year ended December 31, 2007.

Executive Compensation Process

In establishing compensation, our Compensation Committee, among other things:

•         reviews the performance of our executive officers and each of the components of their compensation;

•         evaluates the effectiveness of our overall executive compensation program on a periodic basis; and

•         administers our stock and bonus plans and, within the terms of the respective stock plan, determines the terms and conditions of the issuances under the plans.

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

In April 2007, the Compensation Committee engaged Towers Perrin, a nationally recognized compensation consulting firm, to advise the Committee on our executive compensation programs and to conduct an independent competitive assessment of our director and executive officer compensation in an effort to ensure that such compensation levels and practices satisfy our compensation philosophies and principles and are established in part based upon consideration of objective market compensation data. Towers Perrin provided the Compensation Committee with an initial report on June 20, 2007, which was presented and discussed by the Committee at a regularly scheduled meeting of the Committee. Based in part on data provided to the Compensation Committee in this report, together with qualitative input from our Chief Executive Officer regarding retention and incentive objectives for each of our other executive officers, the Committee made certain increases to the base salaries of our executive officers other than our Chief Executive Officer, continued the executive bonus plans previously adopted for the 2007 fiscal year and made certain option grants to executive officers other than our Chief Executive Officer, whose compensation the Committee continued to assess. A final report was issued by Towers Perrin and was reviewed and discussed by the Committee at a special meeting of the Compensation Committee, at which meeting the Compensation Committee determined to continue the rate of our Chief Executive Officer’s base salary and bonus plan and granted him additional options as long-term incentive compensation as discussed in more detail below.

Total Compensation of Executive Officers

Our executive compensation programs consist primarily of (i) base salary, (ii) short- term incentive compensation in the form of quarterly cash bonuses and (iii) long-term incentive compensation in the form of stock options. We also provide our executive officers with other benefits, including certain perquisites and severance and change of control agreements discussed in more detail below. Each of these components of executive compensation has been provided to satisfy our compensation philosophy and principles after review of market executive compensation data provided by a nationally recognized compensation consulting firm and, for executives other than the Chief Executive Officer, based in part on qualitative input and recommendations made to the Compensation Committee by our Chief Executive Officer. In the 2007 fiscal year, each of our executive officers received cash compensation in the form of an annual base salary and quarterly cash bonuses, and each also received long-term incentive compensation in the form of stock option grants.

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

Please refer to the tables under the section entitled “Executive and Director Compensation” below for a detailed presentation of the specific compensation earned by each of our named executive officers in the 2007 fiscal year.

In assessing the competitiveness of our executive compensation, our Compensation Committee reviewed reports from Towers Perrin, the independent compensation consulting firm engaged by the Committee, which developed comparable market compensation data using both surveys and public proxy data reported for the year ended December 31, 2006 by direct competitors as well as selected retail and technology industry peers. The peer group included the following direct competitors, retail industry peers and technology industry peers:

Direct Peers: CDW Corporation, GSI Commerce, Inc., GTSI Corp., Insight Enterprises, Inc., PC Connection, Inc., Systemax, Inc. and Zones, Inc.

Retail Peers: Netflix, Inc. and Overstock.com, Inc.

Technology Industry Peers: Adaptec, Inc., Foundry Networks, Inc., Gateway, Inc., Iomega Corp., NETGEAR, Inc., Palm, Inc., Plantronics, Inc. and Polycom, Inc.

 We include our direct competitors and other online retail companies because we compete with them for business, as well as talent. We include leading national technology companies because they have a large influence on industry compensation practices. The retail and technology peer companies were included for the first time in the Compensation Committee’s review of 2007 executive compensation based on the advice of its independent compensation consulting firm. Survey data used in the report were collected from Towers Perrin’s 2006 Retail/Wholesale Industry Executive Compensation Database and were benchmarked based on job titles and scope of responsibilities for each of our named executive officers. Target pay levels were then determined by using regression analysis to adjust both survey and proxy data based on annual revenues of $1 billion for our company.

The Compensation Committee reviewed and considered this comparative peer group data together with qualitative input from the Chief Executive Officer regarding retention and incentive requirements (for executive officers other than the Chief Executive Officer), in establishing our executive compensation programs for 2007. The Committee determined for each executive officer that the total compensation and each component of compensation to be provided to each such officer in 2007 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data. However, the Compensation Committee did not establish any specific peer group comparative percentile targets or relative percentages of total compensation that any component of compensation should represent for our executives’ compensation levels.

Base Salaries

The base salaries we provide to our executive officers are intended as compensation for each executive officer’s ongoing contributions to the performance of the operational area(s) for which he or she is responsible. In keeping with our compensation philosophy to attract and retain individuals of high quality, executive officer base salaries have been targeted to be competitive with base salaries paid to executive officers of the peer companies described above based on data reviewed by the Compensation Committee and, for executive officers other than our Chief Executive Officer, were established in part based upon qualitative input from our Chief Executive Officer about retention and incentive requirements after discussions with individual executive officers.

The base salaries of our executive officers are reviewed annually and adjusted from time to time from the original amounts provided in employment agreements to recognize individual performance, promotions, competitive compensation levels, retention and incentive requirements and other qualitative factors. In addition to adjustments made for competitive, retention and incentive reasons, the Committee has periodically adjusted executive officer base salaries based on its assessment of each executive’s performance and history with us and our overall budgetary considerations for salary increases. Based in part on the reports provided to the Committee by the independent compensation consulting firm in August 2007, the Committee increased the base salaries of each of our executive officers, other than our Chief Executive Officer, to bring such base salaries more in line with the competitive peer group base salary levels identified in the compensation reports utilized by the Committee in 2007.

Short-Term Incentive Compensation

Each of our named executive officers other than our General Counsel and Interim Chief Financial Officer are generally eligible to participate in our executive bonus plan, which was initially adopted by our Compensation Committee in February 2005. The plan was designed to award quarterly cash bonuses to eligible officers only in the event we achieved short-term financial goals. For 2007, these financial goals consist of year-over-year quarterly improvements in our consolidated adjusted pre-tax income. The plan was intended to reward and motivate our executives and to align the interests of management with our stated objectives to focus on our profitability and increase shareholder value. Under this executive bonus plan, for each fiscal quarter, eligible executive officers participate in a bonus pool equaling a maximum aggregate cash bonus amount equal to 10% of any amount by which our consolidated adjusted pre-tax income for such quarter exceeded our consolidated adjusted pre-tax income for the same quarter of the prior year. For purposes of the executive bonus plan, “adjusted income” is defined as our consolidated pre-tax income for the applicable quarter, less certain costs that are excluded from the calculation on a quarterly basis by the Compensation Committee in its sole discretion. Such adjustments were intended to allow the Committee to exclude expenses that it determined did not allow for a fair comparison of performance in the applicable quarters or expenses which it determined were not in the control of the eligible executives. The Compensation Committee retains discretion to award less than the full amount of the bonuses permitted under the executive bonus plan as well as discretion as to the items to be excluded in the calculation of “adjusted income.” Historically, these excluded items have included stock-based compensation expense and litigation settlement charges.

The Committee allocates available amounts under the plan to eligible executive officers based on maximum quarterly fixed percentages of the pool for each officer. These maximum amounts are subject to reduction by the Compensation Committee in its discretion. Reductions in the maximum amounts paid to individual named executive officers have generally been made based on qualitative recommendations from our Chief Executive Officer. Our Chief Executive Officer is entitled to receive a maximum of up to 38% of the available quarterly executive bonus pool and our other remaining eligible named executive officers participating in the plan, Kris Rogers and Dan DeVries, are each eligible to receive up to a maximum of 12% each. Our former Chief Financial Officer, who resigned effective June 30, 2007, was eligible to receive a maximum of 12% of the executive bonus pool; however, no bonus was paid to him for the 2007 fiscal year.

In 2007, some amounts which may otherwise have been paid under the executive bonus plan relating to the first three quarters of 2007 were not paid to the named executive officers in 2007 because the executive bonus plan for 2007 was under review by the Committee during the first half of 2007. In February 2008, the Compensation Committee determined to pay the named executive officers additional bonuses that otherwise would have been available to be paid to them in 2007 under the executive bonus plan but were not approved or paid in 2007 because of such pending review. Accordingly, Mr. Khulusi, Ms. Rogers and Mr. Devries each received additional bonuses approved in February 2008 that were calculated based on the historic executive bonus plan and the Company’s quarterly performance in the first three quarters of 2007. The amounts of such additional bonuses approved in February of 2008 were $124,653, $43,995 and $21,624, respectively, and have been included in the “Summary Compensation Table” for the 2007 fiscal year.

In determining to continue the executive bonus plan for 2007, the Compensation Committee considered data and analysis contained in the reports provided to the Committee by the independent compensation consulting firm. Based on this data and analysis, the Committee determined that the amounts paid to the executive officers in accordance with the executive bonus plan for 2007 allowed for a total cash compensation for each such officer within the peer group range for total cash compensation.

The bonuses paid to our General Counsel, Mr. Newton, and Interim Chief Financial Officer, Mr. LaVerne, were paid in accordance with their respective employment agreements or arrangements, as such amounts have been increased from time to time by the Compensation Committee. Additional amounts were also paid to each of Mr. Newton and Mr. LaVerne in the discretion of the Compensation Committee. The total amount of bonuses paid to each of Mr. Newton and Mr. LaVerne were based in each case in part upon the Committee’s review of the total cash compensation data relative to the peer groups provided in the reports to the Compensation Committee from the independent compensation consulting firm and in part upon the recommendation of our Chief Executive Officer after a qualitative evaluation of their contributions to the Company.

Long-Term Incentive Compensation

Our long-term incentive compensation has historically consisted only of stock option grants, which are provided under our 1994 Stock Incentive Plan and administered by the Compensation Committee. We have made periodic grants of stock options to executives for the purpose of aligning their long-term motivations with the interests of our stockholders and in consideration of the fact that we offer no other significant long-term, deferred or retirement compensation to our executive officers.

Stock options have historically generally been granted to our executive officers based on a subjective and market-based evaluation by the Compensation Committee (based in part upon recommendations from our Chief Executive Officer with respect to executive officers other than the Chief Executive Officer) of a recipient’s contributions and continuing value to us and the performance of his or her respective operational areas of responsibility. Compensation previously realized by our executive officers from the exercise of vested options historically has not been considered by our Compensation Committee when giving new equity awards but may be considered when making future grants.

 Our Compensation Committee also historically has not considered the amount of unexercised and unvested stock options held by an executive when making the decision to make additional stock option grants and in determining the number of options to award. In determining what long-term incentive programs to offer our executive officers, the Compensation Committee considers the impact of our adoption of SFAS 123R “Share-Based Payment,” which requires us to expense the compensation costs related to stock option awards ratably over their vesting periods.

From time to time, our Compensation Committee evaluates the structure of our long-term incentive programs and may make modifications to these programs to reflect our changing needs and our need to attract, retain and motivate our executive officers. These changes may be based, in part, on market conditions and the compensation programs of our competitors. As new long-term incentive instruments are developed and the tax and accounting treatment of various instruments are subject to change over time, management and the Compensation Committee regularly review our compensation programs to determine whether these programs are accomplishing our goals in a cost-effective manner.

   The compensation reports provided to the Compensation Committee by the independent compensation consulting firm included long-term, non-cash incentive compensation market competitive data and analysis, which was reviewed and considered by the Committee in determining the 2007 stock option grants to executives. This data and analysis contemplated the annualized expected value of option grants ultimately provided to our executive officers in 2007 relative to long-term, non-cash incentive compensation provided to peer group executives. The value of each grant also was analyzed for its effect on total compensation, representing the long-term, non-cash component of our executive compensation. The Committee determined that the level of each grant in 2007 to each of our executive officers was within the range of annual long-term, non-cash incentive compensation relative to the considered peer groups for each executive officer and further determined that the level of each grant in 2007 to each executive officer when considered together with the total cash compensation for 2007 placed the level of 2007 total compensation for each executive officer within the market range.

Timing, Pricing and Terms of Stock Option Awards

We have generally considered option grants to our executive officers on an annual basis at scheduled meetings of the Compensation Committee. Formal approval of stock option grants is obtained on the date of grant. We do not have, and do not intend to have, any program, plan or practice to time the grant of stock options in coordination with the release of material non-public information. We also do not have, and do not intend to have, any program, plan or practice to time the release of material non-public information for the purpose of affecting the value to executive compensation. The exercise price for stock options we have granted equals the closing price of our common stock on the grant date. We have granted fixed-price stock options that generally vest in equal quarterly installments usually over a three or four year period. Our option grants have not historically contained performance vesting features in part because of unfavorable accounting consequences associated with performance vesting prior to the adoption of SFAS 123R.

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

In January 2000, we entered into an employment agreement with Kristin M. Rogers, our Executive Vice President, Sales. Pursuant to Ms. Rogers’ employment agreement, her compensation includes (i) an annual base salary and (ii) an annual bonus based upon the achievement of goals mutually agreed upon by us and Ms. Rogers. Pursuant to the terms of our agreement with Ms. Rogers, she is an “at will” employee and is currently entitled to an annual base salary of $335,000, which the Compensation Committee increased from $300,000, effective August 31, 2007. Ms. Rogers’ employment agreement also provides that in the event she is terminated by us without cause (as defined in her employment agreement), upon the execution of a separation agreement satisfactory to us, Ms. Rogers is entitled to receive a severance payment equal to six months of her base compensation and health insurance coverage for Ms. Rogers and her family for up to six months or for a shorter period if other employment is accepted by Ms. Rogers. The severance payments would be made in equal installments over the six month (or shorter) period, as applicable. Instead of receiving an annual bonus as set forth in her employment agreement, Ms. Rogers participates, in the discretion of our Compensation Committee, in our executive bonus plan, and is entitled to receive discretionary bonuses from time to time in the discretion of the Compensation Committee and our Chief Executive Officer. Ms. Rogers is entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In June 2004, we entered into an employment agreement with Robert I. Newton, our General Counsel and Secretary. Mr. Newton’s employment agreement was amended in February 2005. Pursuant to the terms of our agreement with Mr. Newton, he is an “at will” employee and is currently entitled to an annual base salary of $300,000, which the Compensation Committee increased from $250,000 effective August 31, 2007. Mr. Newton is eligible to receive an annual bonus of up to $120,000, as well as discretionary bonuses as determined from time to time by the Compensation Committee, and is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and is contingent upon his execution of a satisfactory severance and release agreement. Mr. Newton is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In January 2004, we entered into a written employment agreement with Dan DeVries, our Executive Vice President, Marketing. Pursuant to the terms of our agreement with Mr. DeVries, he is an “at will” employee and is currently entitled to an annual base salary of $275,000, which the Compensation Committee increased from $257,500 effective August 31, 2007. Mr. DeVries is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, as well as to receive discretionary bonuses from time to time in the discretion of our Compensation Committee and our Chief Executive Officer. In January 2006, we entered into a severance agreement with Mr. DeVries, which was approved by our Compensation Committee, pursuant to which Mr. DeVries is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and is contingent upon his execution of a satisfactory severance and release agreement. Mr. DeVries is also entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In January 2007, we entered into a severance agreement with Mr. LaVerne, pursuant to which Mr. LaVerne is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause within a twelve month period following a change-in-control of our company.

In addition to the above discussed agreements, under the terms of our option agreements with our executive officers, upon the occurrence of (i) certain events resulting in a change of control of our company or (ii) certain major corporate transactions, all of the unvested stock options for our Chief Executive Officer will become fully vested and exercisable, subject to certain exceptions and limitations and a portion of the unvested stock options of our other executive officers will become vested and exercisable, subject to certain exceptions and limitations.

The employment agreements and severance and change-in-control benefits provided to our executives under these agreements were approved by our Compensation Committee following our negotiations with our executive officers and were determined to be reasonable and necessary in order to hire and retain these individuals. Mr. Khulusi’s agreement was originally executed in 1995 and at that time we established certain change-in-control and severance protections for Mr. Khulusi. We believe that it is important to provide continued professional stability to those executive-level employees who helped build our company and whose leadership is important to our continued success. Further, we believe that the interests of our stockholders will be best served if the interests of our most senior management are aligned with them. Providing change in control benefits, including the severance and option acceleration benefits, is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of our stockholders. The severance and change-in-control benefits offered to our executive officers did not affect the Compensation Committee’s determination of the total compensation, or any component of compensation, we provided to our executive officers in 2007.

Copies of each of the above-referenced employment agreements, as well as a summary of our executive bonus plan, are filed as exhibits to our original filing of this Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

Perquisites and Other Benefits

We provide our executive officers, including our Chief Executive Officer, with perquisites that we believe are reasonable, competitive and consistent with our overall executive compensation program. We believe that our perquisites help us to hire and retain qualified executives. Our executive officers receive health care benefits in the form of subsidized health care insurance premium payments we made on behalf of our executives and their family members. Ms. Rogers and Mr. DeVries each receive monthly car allowances. For additional information regarding perquisites we provided to each of our named executive officers in 2007, please refer to the “Summary Compensation Table” below.

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1.0 million paid to the Chief Executive Officer or any of the other four most highly compensated executive officers. However, certain compensation meeting a tax law definition of “performance-based” is generally exempt from this deduction limit. We do not currently have a policy regarding qualification of cash compensation, such as salary and bonuses, for deductibility under Section 162(m). We have included provisions in the 1994 Stock Incentive Plan designed to enable grants of options and stock appreciation rights to executives affected by Section 162(m) to qualify as “performance-based” compensation. Such grants cannot qualify until they are made by a committee consisting of “outside directors” under Section 162(m). In fiscal 2007, our executives did not receive compensation at a level that exceeds the $1 million limit, except for our Chief Executive Officer who earned total cash compensation of $1.2 million. However, the Compensation Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our stockholders. Given our changing industry and business, as well as the competitive market for outstanding executives, the

Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully deductible. Accordingly, the Compensation Committee may from time to time deem it appropriate to approve elements of compensation for certain officers that are not fully deductible.

* * *

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for fiscal years 2007 and 2006 awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers whose compensation exceeded $100,000. The individuals listed in the following table are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Frank F. Khulusi	2007	$800,000	$355,491		$103,740	$9,512	(4)	$1,268,743
President and CEO	2006	767,702	157,357	(2)(3)	103,740	10,701	(4)	1,039,500

Brandon H. LaVerne (5)	2007	194,604	53,350		47,692	5,232	(4)	3,878
Interim Chief Financial Officer

Theodore R. Sanders (5)	2007	161,538	—		40,844	8,255		210,637
Chief Financial Officer	2006	300,000	84,384	(3)	81,691	16,721	(6)	482,796

Kristin M. Rogers	2007	312,865	125,468		108,561	16,971	(6)	563,865
Executive Vice President, Sales	2006	296,403	82,928		98,917	15,598	(6)	493,846

Daniel J. DeVries	2007	264,346	103,098		67,193	20,656	(6)	455,293
Executive Vice President, Marketing	2006	257,500	78,143		57,549	19,481	(6)	412,673

Robert I. Newton	2007	267,692	135,000		118,341	6,784	(4)	527,817
General Counsel and Secretary	2006	250,000	90,000		159,980	4,955	(4)	504,935

(1)

Represents the dollar amounts associated with the named executive officers’ option grants that are recognized as stock-based compensation expense in the 2007 and 2006 fiscal years for financial statement reporting purposes in accordance with SFAS 123R, resulting from the vesting in 2007 and 2006, respectively, of options granted in the years 2007, 2004 and 2005. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2007.

(2)

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

(3)

Bonus amounts relating to 2006 for Mr. Khulusi and Mr. Sanders were previously reported in the “Non-Equity Incentive Plan Compensation” column for the 2006 fiscal year, and are reported in the “Bonus” column in the table above for comparison purposes. All such reported amounts were paid under our executive bonus plan.

(4)

Includes medical and dental insurance premiums we subsidized on behalf of the executive above and beyond pricing that is available to the general employee population, and company matched 401(k) contributions on behalf of the executive.

(5)

On June 7, 2007, our board of directors appointed Mr. LaVerne as Interim Chief Financial Officer effective upon the departure of our former Chief Financial Officer, Theodore R. Sanders, on June 30, 2007.

(6)

Includes medical and dental insurance premiums we subsidized on behalf of the executive above and beyond pricing that is available to the general employee population, company matched 401(k) contributions on behalf of the executive, and car allowances.

Grants of Plan-Based Awards (2007)

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards (3)
Frank F. Khulusi	12/14/2007	90,000	(1)	$10.50	$579,424
Brandon H. LaVerne	08/31/2007	15,000	(2)	12.27	115,729
Kristin M. Rogers	08/31/2007	20,000	(2)	12.27	154,306
Daniel J. DeVries	08/31/2007	20,000	(2)	12.27	154,306
Robert I. Newton	08/31/2007	20,000	(2)	12.27	154,306

(1)	These options vest quarterly in equal installments over four years, with full vesting on December 14, 2011, and have term of ten years.
(2)	These options vest quarterly in equal installments over four years, with full vesting on August 31, 2011, and have a term of ten years.
(3)

The grant date fair value of the stock options granted were computed in accordance with SFAS No. 123R. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End (2007)

The following table sets forth information regarding unexercised options for each of our named executive officers outstanding as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Frank F. Khulusi	50,000		—		$2.84	06/10/2009
	81,250		18,750	(1)	6.23	10/28/2014
	—		90,000	(2)	10.50	12/14/2017

Brandon H. LaVerne	7,000		—		5.02	11/21/2013
	14,000		6,000	(3)	6.36	05/24/2014
	5,583		1,417	(4)	4.49	06/29/2015
	938		14,062	(5)	12.27	08/31/2017

Kristin M. Rogers	34,500		—		3.23	01/19/2010
	40,000		—		0.60	04/17/2011
	27,500		—		0.90	08/15/2012
	32,500		7,500	(1)	6.23	10/28/2014
	41,667		8,333	(6)	4.41	06/28/2015
	1,250		18,750	(5)	12.27	08/31/2017

Daniel J. DeVries	15,086		—		0.65	06/15/2008
	35,000	(7)	—		2.84	06/10/2009
	42,606		—		0.60	04/17/2011
	22,737		—		0.90	08/15/2012
	18,750		6,250	(8)	6.23	10/28/2014
	16,667		3,333	(6)	4.41	06/28/2015
	1,250		18,750	(5)	12.27	08/31/2017

Robert I. Newton	50,000		—		6.92	06/08/2014
	41,667		8,333	(6)	4.41	06/28/2015
	1,250		18,750	(5)	12.27	08/31/2017

(1)

These options were granted on October 28, 2004 and vested as to 25% on grant date, with the remaining 75% vesting quarterly in equal installments over four years, with full vesting on October 28, 2008.

(2)	These options were granted on December 14, 2007 and vest quarterly in equal installments over four years, with full vesting on December 14, 2011.
(3)	These options were granted on May 24, 2004 and vest quarterly in equal installments over five years, with full vesting on May 24, 2009.
(4)	These options were granted on June 29, 2005 and vest quarterly in equal installments over three years, with full vesting on June 29, 2008.
(5)	These options were granted on August 31, 2007 and vest quarterly in equal installments over four years, with full vesting on August 31, 2011.
(6)	These options were granted on June 28, 2005 and vest quarterly in equal installments over three years, with full vesting on June 28, 2008.
(7)	This includes options to purchase 17,357 shares of our common stock that have been transferred pursuant to a divorce settlement.

(8)	These options were granted on October 28, 2004 and vest quarterly in equal installments over four years, with full vesting on October 28, 2008.

Option Exercises and Stock Vested (2007)

The following table provides information regarding each exercise of stock option awards for each of our named executive officers during the fiscal year ended December 31, 2007.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)
Frank F. Khulusi	—	—
Brandon H. LaVerne	—	—
Theodore R. Sanders (1)	171,883	$1,916,878
Kristin M. Rogers	—	—
Daniel J. DeVries	7,500	88,200
Robert I. Newton	—	—

(1)	Mr. Sanders resigned from our company effective June 30, 2007. Mr. Sanders exercised all of his outstanding options upon his departure.
(2)	Value realized was computed by calculating the difference between the market price of our stock at the exercise date and the exercise prices of the options exercised.

Potential Payments Upon Termination or Change in Control (2007)

Provisions of our employment and change of control arrangements with the named executive officers and our equity incentive plan or individual award agreements thereunder provide for certain payments to our named executive officers at, following or in connection with a termination of their employment or a change of control of PC Mall. See “Employment Agreements and Severance and Change-in-Control Arrangements” in our Compensation Discussion and Analysis section above for a discussion of the specific circumstances that would trigger payments under the employment agreements with our named executive officers

The agreements pursuant to which we granted stock options to Mr. Khulusi provide for full acceleration of vesting of their unvested options in the event of a change of control of our company. The agreements pursuant to which each of our other named executive officers received stock options provide that, in the event of a change of control, a portion of the unvested options then outstanding will become fully vested and exercisable if:

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

The table below sets forth the estimated payments that would be made to each of our named executive officers (other than Mr. Sanders, who resigned from our company effective June 30, 2007) upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from PC Mall. The information set forth in the table assumes, as necessary:

•         The termination and/or the qualified change in control event occurred on December 31, 2007 (the last business day of our last completed fiscal year);

•         The price per share of our common stock on the date of termination is $9.31 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2007); and

•         With respect to unvested stock options, the options are not assumed or replaced as described above.

Name	Voluntary Termination		Death or Permanent Disability		Change of Control		Involuntary Termination
Frank F. Khulusi
Employment Agreement	$2,056,342	(1)(2)	See	(8)	$2,056,342	(2)(3)	$2,056,342	(2)(7)
Acceleration of Unvested Options	—		—		57,750	(5)	—
Total:	$2,056,342		—		$2,114,092		$2,056,342

Brandon H. LaVerne
Employment Agreement	—		—		—		$103,374	(4)(7)
Acceleration of Unvested Options	—		—		$20,597	(5)	—
Total:	—		—		$20,597		$103,374

Kristin M. Rogers
Employment Agreement	—		—		—		$173,187	(6)(7)
Acceleration of Unvested Options	—		—		$63,932	(5)	—
Total:	—		—		$63,932		$176,759

Daniel J. DeVries
Employment Agreement	—		—		—		$137,500	(4)(7)
Acceleration of Unvested Options	—		—		$35,582	(5)	—
Total:	—		—		$35,582		$137,500

Robert I. Newton
Employment Agreement	—		—		—		$150,000	(4)(7)
Acceleration of Unvested Options	—		—		$40,832	(5)	—
Total:	—		—		$40,832		$150,000

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
(5)

Represents the value of outstanding stock options as of December 31, 2007 that would vest upon consummation of a change in control. Assumes that the vested options are immediately exercised and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. As described above, the option agreements of Mr. Khulusi and Mr. Sanders provide for the full acceleration of vesting upon a change of control. The option agreements of our other named executive officers provide for partial acceleration of vesting upon a change of control if certain additional conditions occur, as described above. The amounts indicated in the table for the other named executive officers assume that the additional conditions occurred at or following a change of control.

(6)

Includes $5,687 of severance benefit relating to costs to continue health insurance benefits for Ms. Rogers and her family. Payments are to be made in equal bi-monthly installments over the six month severance period following the date of termination. All severance payment obligations, however, shall cease as of a date on which Ms. Rogers obtains other employment during the six month severance period.

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

Director Compensation (2007)

The following table provides information regarding the compensation earned for services performed for us as a director by each member of our board of directors, other than directors who are also named executive officers, during the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)(4)	All Other Compensation ($)	Total ($)
Thomas A. Maloof	$55,000	$9,203	$25,839	—	$90,042
Ronald B. Reck	54,500	9,203	17,226	$1,131	82,060
Paul C. Heeschen	50,000	9,203	43,910	—	103,113

(1)

Represents the dollar amount associated with the director’s stock award grant that is recognized as stock-based compensation expense in the 2007 fiscal year for financial statement reporting purposes in accordance with SFAS 123R, resulting from the vesting in 2007 of stock awards granted in 2007. For a detailed discussion of the assumptions made in the valuation of stock awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	As of December 31, 2007, each of our directors had the following aggregate number of restricted stock awards outstanding: Mr. Maloof – 2,250, Mr. Reck – 2,250 and Mr. Heeschen – 2,250.
(3)

Represents the dollar amount associated with the director’s option grant that is recognized as stock-based compensation expense in the 2007 fiscal year for financial statement reporting purposes in accordance with SFAS 123R, resulting from the vesting in 2007 of options granted in 2005 and 2006. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2007.

(4)	As of December 31, 2007, each of our directors had the following aggregate number of option awards outstanding: Mr. Maloof – 56,000, Mr. Reck – 51,000 and Mr. Heeschen - 20,000.

During the first three quarters of 2007, we paid each director who is not employed by us or any of our affiliates a quarterly retainer of $6,000, plus $2,500 for each regular board meeting attended in person or telephonically, $1,000 for each special board meeting attended in person or telephonically, $1,000 for each committee meeting attended in person, and $500 for each committee meeting attended telephonically. We also paid the chairperson of the Audit Committee of our Board of Directors an additional quarterly retainer of $3,125 for serving in such capacity. Directors who are employed by us or any of our affiliates are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings. We have entered into indemnification agreements, a form of which has been attached as an exhibit to our original filing of this Annual Report on Form 10-K, with each of our directors.

During the fourth quarter of 2007, we increased the quarterly retainer paid to each of our non-employee directors from $6,000 to $7,000 and the fee paid for attending each committee meeting telephonically from $500 to $1,000. We also paid the chairperson of the Compensation Committee of our Board of Directors an additional quarterly retainer of $1,250 for serving in such capacity for all four quarters of 2007.

Our directors are also eligible to participate in our 1994 Plan, which is administered by our Compensation Committee under authority delegated by our board of directors. The terms and conditions of option and stock bonus grants to our non-employee directors under our 1994 Plan are determined in the discretion of our Compensation Committee, and must be consistent with the terms of the 1994 Plan, which is filed as an exhibit to our original filing of this Annual Report on Form 10-K.

On August 31, 2007, our Compensation Committee approved and granted, under the 1994 Plan the award of 3,000 restricted stock to each of our non-employee members of the board for a total award of 9,000 shares of restricted stock. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. We valued the restricted stock award at fair value in accordance with SFAS 123R as of the grant date. See footnotes 1 and 2 in the table above for more information on restricted stock awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Reck and Mr. Heeschen served as members of our Compensation Committee during the fiscal year ended December 31, 2007. There are no Compensation Committee interlocks between us and other entities involving our executive officers and board members who serve as executive officers of such companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2007 and our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The Compensation Committee

Ronald B. Reck (Chair)

Paul C. Heeschen

* * *

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 23, 2008 by: (i) each of the named executive officers; (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage ownership is based on an aggregate of 13,274,087 shares of our common stock outstanding on April 23, 2008. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PC Mall, Inc., 2555 W. 190th Street, Suite 201, Torrance, California 90504.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Jonathan L. Kimerling(1)	1,000,100		7.5%
Wells Fargo and Company(2)	709,560		5.3

Directors and Executive Officers:
Frank F. Khulusi	2,197,181	(3)	16.4
Theodore R. Sanders	119,800	(4)	*
Brandon H. LaVerne	32,305	(5)	*
Kristin M. Rogers	187,833	(6)	1.4
Daniel J. DeVries	150,130	(7)	1.1
Robert I. Newton	99,583	(8)	*
Thomas A. Maloof	59,000	(9)	*
Ronald B. Reck	79,000	(10)	*
Paul C. Heeschen	26,727	(11)	*
All current directors and executive officers as a group (9 persons)	2,836,447	(12)	20.2%

*	Less than 1%

(1)

Based on information contained in Schedule 13D/A filed on March 17, 2008 by Jonathan L. Kimerling and Four Leaf Management, LLC, Jonathan L. Kimerling has sole voting and dispositive power with respect to 1,000,100 shares of our common stock (includes all shares held by Mr. Kimerling in an investment retirement account and shares held as custodian on behalf of Joel Kimerling) and Four Leaf Management, LLC has sole voting and dispositive power with respect to 960,100 shares of our common stock. Mr. Kimerling is the sole managing member of Four Leaf Management LLC. The address for Mr. Kimerling and Four Leaf Management LLC is c/o Jonathan L. Kimerling, 2968 Cherokee Road, Birmingham, Alabama 35223.

(2)

Based on information contained in Schedule 13G/A filed on January 25, 2008 by Wells Fargo and Company and Wells Capital Management Incorporated, Wells Fargo and Company has sole voting power with respect to 707,860 shares and sole dispositive power with respect to 709,560 shares of our common stock, and Wells Capital Management Incorporated has sole voting power with respect to 662,560 shares and sole dispositive power with respect to 709,560 shares of our common stock. Wells Fargo and Company is the parent holding company of Wells Capital Management Incorporated, which is a registered investment advisor. The address for Wells Fargo and Company is 420 Montgomery Street, San Francisco, California 94104 and the address for Wells Capital Management Incorporated is 525 Market Street, San Francisco, California 94105.

(3)

Consists of 1,646,656 shares held by the Khulusi Family Revocable Trust dated November 3, 1993, 400,000 shares held by Frank F. Khulusi, and 151,875 shares underlying options which are presently vested or will vest within 60 days of April 23, 2008.

(4)

Mr. Sanders resigned from exployment with our company effective June 30, 2007. The number of shares beneficially owned by Mr. Sanders is presented as of September 25, 2007, the latest date as of which such information was available to us.

(5)	Includes 32,105 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2008.
(6)	Consists of 187,833 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2008.
(7)	Includes 142,030 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2008.
(8)	Consists of 99,583 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2008.
(9)	Includes of 56,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2008.
(10)	Includes 51,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2008.
(11)	Includes 20,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2008.
(12)	This figure includes an aggregate of 745,114 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2008.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options and warrants under all of our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,805,409	$5.50	1,588,233	(1)
Equity Compensation Plans Not Approved by Security
Holders(2)	30,000	1.59	––
Total	1,835,409	5.44	1,588,233

(1)

Represents shares available for issuance under our 1994 Stock Incentive Plan, as amended, as of December 31, 2007. The 1994 Stock Incentive Plan, as amended, contains an evergreen provision pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 1994 Stock Incentive Plan, as amended, will increase by a number of shares equal to 3% of the outstanding shares on December 31 of the preceding year. On January 1, 2008, an additional 397,802 shares became available under the plan pursuant to the evergreen provision.

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

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed as a Senior Vice President of AF Services, LLC, a wholly-owned subsidiary of PC Mall, in fiscal year 2008 and earned compensation in the amount of $211,253. Sam U. Khulusi did not earn any bonus during 2008. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed as the President of AF Services, LLC in fiscal year 2008 and earned compensation in the amount of $343,319, which includes quarterly bonuses totaling $77,742 and company matched 401(k) contribution totaling $749. Mr. Abuyounes is entitled to six months severance based on his base salary in the event his employment is terminated by us without cause. Mr. Abuyounes is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees. Mr. Abuyounes was granted options to purchase 20,000 shares of our common stock on August 31, 2007 at an exercise price of $12.27. The options vest quarterly over a four year period.

Director Independence

Nasdaq listing standards require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the board of directors. After review of all of the relevant transactions or relationships between each director (and his family members) and us, our senior management and our independent registered public accounting firm, our board of directors has affirmatively determined that each of Mr. Maloof, Mr. Heeschen and Mr. Reck is “independent” within the meaning of the applicable Nasdaq listing standards.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for professional services it rendered to us for the audit of our annual financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those years was $1,032,900 in 2007 and $892,500 in 2006. Fiscal year 2007 also include services rendered and billed relating to the audit of our internal control over financial reporting and the related attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal year 2007 for assurance or related services regarding the performance of its audit or review of our financial statements, other than those reported above under the caption “Audit Fees” was $40,100. For fiscal 2007, the fees were primarily related to services performed in connection with our acquisition of SARCOM. No such fees were billed to us by PricewaterhouseCoopers LLP in fiscal 2006.

Tax Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal years 2007 and 2006 for professional services rendered for tax compliance, tax advice or tax planning was $71,254 and $26,662, respectively.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)               Financial Statements — See Part II, Item 8 — Financial Statements of our original filing of this Form 10-K.

(2)               Financial Statement Schedule II — Valuation and Qualifying Accounts — See Part IV, Item 15 — Exhibits and Financial Statement Schedules of our original filing of this Form 10-K.

(3)               Exhibits — The following exhibits are filed or incorporated herein by reference as part of this report:

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of August 17, 2007, by and among PC Mall, Inc., Mall Acquisition 2, Inc., SARCOM, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Securities and Exchange Commission (the “Commission”) on September 18, 2007)

3.1

Amended and Restated Certificate of Incorporation of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2

Amended and Restated Bylaws of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2000 (File No. 0-25790) filed with the Commission on April 2, 2001 (the “2000 Form 10-K”))

10.1*

Amended and Restated 1994 Stock Incentive Plan (amended as of June 19, 2002) (incorporated herein by reference to Annex A to the Definitive Proxy Statement of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 24, 2002)

10.2*

Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*

Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2005 (File No. 0-25790) filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K))

10.4*

Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5*

Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

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

Exhibit Number	Description

10.8*

Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2004 (File No. 0-25790) filed with the Commission on August 11, 2004)

10.9*

Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Current Report on form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2005)

10.10*

Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2007 (File No. 0-25790) filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.11*

Form of Executive Non-Qualified Stock Option Agreement (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2004 (File No. 0-25790) filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

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

Exhibit Number	Description

10.22

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.23

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.24

Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004 (incorporated herein by reference to Exhibit 10.8 to the September 30, 2007 Form 10-Q)

10.25

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.26

Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2005)

10.27

Second Amendment to Amended and Restated Loan and Security Agreement, dated as of June 11, 2007, by and among the Registrant, certain subsidiaries of the Registrant, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 15, 2007)

10.28

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.29

Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of November 5, 2007, by and among PC Mall, Inc, certain of its subsidiaries, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on November 6, 2007)

10.30

Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.31

Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended March 31, 2007 filed with the Commission on May 15, 2007)

10.32

Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.33*	Summary of Executive Bonus Plan (incorporated herein by reference to Exhibit 10.68 to the December 31, 2004 Form 10-K)

10.34*†	Summary of Executive Salary and Bonus Arrangements

10.35*†	Summary of Director Compensation Arrangements

Exhibit Number	Description

10.36*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008)

21.1†	Subsidiaries of PC Mall, Inc. as of December 31, 2007

23.1†	Consent of PricewaterhouseCoopers LLP

31.1 †	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2 †	Certification of the Interim Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1

31.4	Certification of the Interim Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1

32.1 †	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of the Interim Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.

†	Previously filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 0-25790) filed with the Commission on March 17, 2008.

* * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: April 29, 2008	By:	/s/ FRANK F. KHULUSI
Frank F. Khulusi
Chairman of the Board, President and
Chief Executive Officer

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.3	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1

31.4	Certification of the Interim Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 1