Form 10-K/A
period 2007-12-31
PC MALL INC
filed 2008-04-30
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of PC Mall, Inc. for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (the “Original Filing”), as amended by Amendment No. 1 to the Original Filing (“Amendment No. 1”) filed with the SEC on April 29, 2008. We are filing this Amendment to correct typographical errors in the “Summary Compensation Table” and the table under the section entitled “Potential Payments Upon Termination or Change in Control” included in Item 11 of Part III, and to make certain formatting changes.

Except as described above, no other changes have been made to the Original Filing as amended by Amendment No. 1.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Frank F. Khulusi	2007	$800,000	$355,491		$103,740	$9,512	(4)	$1,268,743
President and CEO	2006	767,702	157,357	(2)(3)	103,740	10,701	(4)	1,039,500

Brandon H. LaVerne (5)	2007	194,604	53,350		47,692	5,232	(4)	300,878
Interim Chief Financial Officer

Theodore R. Sanders (5)	2007	161,538	—		40,844	8,255	(6)	210,637
Chief Financial Officer	2006	300,000	84,384	(3)	81,691	16,721	(6)	482,796

Kristin M. Rogers	2007	312,865	125,468		108,561	16,971	(7)	563,865
Executive Vice President, Sales	2006	296,403	82,928		98,917	15,598	(6)	493,846

Daniel J. DeVries	2007	264,346	103,098		67,193	20,656	(7)	455,293
Executive Vice President, Marketing	2006	257,500	78,143		57,549	19,481	(6)	412,673

Robert I. Newton	2007	267,692	135,000		118,341	6,784	(4)	527,817
General Counsel and Secretary	2006	250,000	90,000		159,980	4,955	(4)	504,935

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

(4)

Includes medical and dental insurance premiums we subsidized on behalf of the executive above and beyond pricing that is available to the general employee population, and company matched 401(k) contributions on behalf of the executive which the Company began matching as of July 1, 2007.

(5)

On June 7, 2007, our board of directors appointed Mr. LaVerne as Interim Chief Financial Officer effective upon the departure of our former Chief Financial Officer, Theodore R. Sanders, on June 30, 2007.

(6)	Includes medical and dental insurance premiums we subsidized on behalf of the executive above and beyond pricing that is available to the general employee population, and car allowances.
(7)

Includes medical and dental insurance premiums we subsidized on behalf of the executive above and beyond pricing that is available to the general employee population, company matched 401(k) contributions on behalf of the executive, and car allowances.

Grants of Plan-Based Awards (2007)

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards (3)
Frank F. Khulusi	12/14/2007	90,000(1)	$10.50	$579,424
Brandon H. LaVerne	08/31/2007	15,000(2)	12.27	115,729
Kristin M. Rogers	08/31/2007	20,000(2)	12.27	154,306
Daniel J. DeVries	08/31/2007	20,000(2)	12.27	154,306
Robert I. Newton	08/31/2007	20,000(2)	12.27	154,306

(1)	These options vest quarterly in equal installments over four years, with full vesting on December 14, 2011, and have term of ten years.
(2)	These options vest quarterly in equal installments over four years, with full vesting on August 31, 2011, and have a term of ten years.
(3)

The grant date fair value of the stock options granted were computed in accordance with SFAS No. 123R. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End (2007)

The following table sets forth information regarding unexercised options for each of our named executive officers outstanding as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Frank F. Khulusi	50,000	—	$2.84	06/10/2009
	81,250	18,750(1)	6.23	10/28/2014
	—	90,000(2)	10.50	12/14/2017

Brandon H. LaVerne	7,000	—	5.02	11/21/2013
	14,000	6,000(3)	6.36	05/24/2014
	5,583	1,417(4)	4.49	06/29/2015
	938	14,062(5)	12.27	08/31/2017

Kristin M. Rogers	34,500	—	3.23	01/19/2010
	40,000	—	0.60	04/17/2011
	27,500	—	0.90	08/15/2012
	32,500	7,500(1)	6.23	10/28/2014
	41,667	8,333(6)	4.41	06/28/2015
	1,250	18,750(5)	12.27	08/31/2017

Daniel J. DeVries	15,086	—	0.65	06/15/2008
	35,000(7)	—	2.84	06/10/2009
	42,606	—	0.60	04/17/2011
	22,737	—	0.90	08/15/2012
	18,750	6,250(8)	6.23	10/28/2014
	16,667	3,333(6)	4.41	06/28/2015
	1,250	18,750(5)	12.27	08/31/2017

Robert I. Newton	50,000	—	6.92	06/08/2014
	41,667	8,333(6)	4.41	06/28/2015
	1,250	18,750(5)	12.27	08/31/2017

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

•         With respect to unvested stock options, the options are not assumed or replaced as described above.

Name	Voluntary Termination		Death or Permanent Disability		Change of Control		Involuntary Termination
Frank F. Khulusi
Employment Agreement	$2,056,342	(1)(2)	See	(8)	$2,056,342	(2)(3)	$2,056,342	(2)(7)
Acceleration of Unvested Options	—		—		57,750	(5)	—
Total:	$2,056,342		—		$2,114,092		$2,056,342

Brandon H. LaVerne
Employment Agreement	—		—		—		$103,374	(4)(7)
Acceleration of Unvested Options	—		—		$20,597	(5)	—
Total:	—		—		$20,597		$103,374

Kristin M. Rogers
Employment Agreement	—		—		—		$173,187	(6)(7)
Acceleration of Unvested Options	—		—		$63,932	(5)	—
Total:	—		—		$63,932		$173,187

Daniel J. DeVries
Employment Agreement	—		—		—		$137,500	(4)(7)
Acceleration of Unvested Options	—		—		$35,582	(5)	—
Total:	—		—		$35,582		$137,500

Robert I. Newton
Employment Agreement	—		—		—		$150,000	(4)(7)
Acceleration of Unvested Options	—		—		$40,832	(5)	—
Total:	—		—		$40,832		$150,000

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

21.1†	Subsidiaries of PC Mall, Inc. as of December 31, 2007

23.1†	Consent of PricewaterhouseCoopers LLP

31.1 †	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2 †	Certification of the Interim Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 2

31.4	Certification of the Interim Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 2

32.1 †	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of the Interim Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.

†	Previously filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 0-25790) filed with the Commission on March 17, 2008.

* * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: April 29, 2008	By:	/s/ FRANK F. KHULUSI
Frank F. Khulusi
Chairman of the Board, President and
Chief Executive Officer

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.3	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 2

31.4	Certification of the Interim Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as exhibit to this Amendment No. 2