Form 10-Q
period 2008-03-31
PC MALL INC
filed 2008-05-12
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

As of May 6, 2008, the registrant had 13,275,594 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,690	$6,623
Accounts receivable, net of allowances of $4,150 and $4,653	148,396	159,362
Inventories, net	52,357	64,515
Prepaid expenses and other current assets	9,646	9,233
Deferred income taxes	4,706	4,698
Total current assets	219,795	244,431
Property and equipment, net	8,717	8,958
Deferred income taxes	2,573	2,728
Goodwill	25,849	26,912
Intangible assets, net	12,660	12,024
Other assets	1,144	1,182
Total assets	$270,738	$296,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,948	$110,786
Accrued expenses and other current liabilities	26,258	29,150
Deferred revenue	13,445	12,563
Line of credit	58,273	53,893
Note payable — current	775	775
Total current liabilities	178,699	207,167
Note payable	4,387	4,644
Total liabilities	183,086	211,811
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,690,765 and 13,676,765 shares issued; and 13,274,087 and 13,260,087 shares outstanding, respectively	14	14
Additional paid-in capital	98,287	97,869
Treasury stock, at cost: 416,678 shares	(1,015)	(1,015)
Accumulated other comprehensive income	807	993
Accumulated deficit	(10,441)	(13,437)
Total stockholders’ equity	87,652	84,424
Total liabilities and stockholders’ equity	$270,738	$296,235

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$336,627	$256,780
Cost of goods sold	291,292	224,968
Gross profit	45,335	31,812
Selling, general and administrative expenses	39,185	27,772
Operating profit	6,150	4,040
Interest expense, net	1,213	927
Income before income taxes	4,937	3,113
Income tax expense	1,941	1,245
Net income	$2,996	$1,868
Basic and Diluted Earnings Per Common Share
Basic	$0.23	$0.15
Diluted	0.21	0.14
Weighted average number of common shares outstanding:
Basic	13,267	12,382
Diluted	13,998	13,555

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock				Accumulated
	Outstanding	Amount	Additional Paid-in- Capital	Treasury Stock	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2007	13,260	$14	$97,869	$(1,015)	$993	$(13,437)	$84,424
Stock option exercises and restricted stock awards	14	—	36	—	—		36
Stock-based compensation expense	—	—	382	—	—	—	382
Subtotal	—	—	—	—	—	—	84,842
Net income	—	—	—	—	—	2,996	2,996
Translation adjustments	—	—	—	—	(186)	—	(186)
Comprehensive income	—	—	—	—	—	—	2,810
Balance at March 31, 2008	13,274	$14	$98,287	$(1,015)	$807	$(10,441)	$87,652

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$2,996	$1,868
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,512	986
Provision for deferred income taxes	147	1,245
Stock-based compensation	382	316
Loss on disposal of fixed assets	—	35
Change in operating assets and liabilities:
Accounts receivable	10,966	(983)
Inventories	12,158	10,146
Prepaid expenses and other current assets	(413)	169
Other assets	235	16
Accounts payable	(42,519)	(8,618)
Accrued expenses and other current liabilities	(2,892)	(347)
Deferred revenue	882	(713)
Total adjustments	(19,542)	2,252
Net cash (used in) provided by operating activities	(16,546)	4,120
Cash Flows From Investing Activities
Purchases of property and equipment	(807)	(514)
Net cash used in investing activities	(807)	(514)
Cash Flows From Financing Activities
Repayments under note payable	(193)	(125)
Net borrowings (payments) under line of credit	4,380	(5,651)
Change in book overdraft	11,447	670
Payments of obligation under capital leases	(64)	—
Proceeds from stock issued under stock option plans	36	183
Net cash provided by (used in) financing activities	15,606	(4,923)
Effect of foreign currency on cash flow	(186)	57
Net decrease in cash and cash equivalents	(1,933)	(1,260)
Cash and cash equivalents at beginning of the period	6,623	5,836
Cash and cash equivalents at end of the period	$4,690	$4,576
Supplemental Cash Flow Information
Interest paid	$1,241	$978
Income taxes paid	78	298
Supplemental Non-Cash Investing Activity
Goodwill related to acquisitions (Note 3)	$234	$383

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

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008, as amended and filed on April 29, 2008 and April 30, 2008, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2007 fiscal year and through the date of this report.

In the first quarter of 2008, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we now refer to as SMB, MME, Public Sector and Consumer. See Note 9 for a description of our new segments. All historical segment financial information provided herein has been revised to reflect these new operating segments.

Reclassifications

Certain reclassifications have been made to prior year financial statement amounts to conform to the 2008 presentation.

2. Summary of New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments and that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, including a tabular format disclosure of the fair values of derivative instruments and their gains and losses and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We believe that the adoption of SFAS 161 will not have a significant impact on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment” (“SAB 110”), which became effective on January 1, 2008. SAB 110 allows companies, under certain circumstances, to continue using the “simplified” method of estimating the expected term of “plain vanilla” share options discussed in SAB No. 107, “Share-Based Payment,” in accordance with SFAS 123R. Under SAB 107, the SEC staff had previously indicated that it would not expect companies to use the “simplified” method for share option grants made after December 31, 2007. We adopted SAB 110 on January 1, 2008 and it did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 and establishes principles and requirements for (a) how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, ii) how an acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) what information to be disclosed. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe that the adoption of SFAS 141R will not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes the standards for accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements. SFAS 160 also provides guidance on accounting for changes in a parent’s ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary. SFAS 160 requires an entity to present minority interests as a component of equity and to present consolidated net income attributable to the parent and to the noncontrolling interest separately on the face of the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We believe that the adoption of SFAS 160 will not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and it did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, we partially adopted SFAS 157 on January 1, 2008 and it did not have a significant impact on our consolidated financial statements.

We believe that the adoption of SFAS 157 in accordance with the effective date prescribed by FAS 157-2 will not have a significant impact on our consolidated financial statements. Our financial assets or liabilities generally consist of cash and cash equivalents, accounts receivables, accounts payables, and accrued expenses and other current liabilities, which carrying values approximated their respective fair values based on amounts that would be paid or received between market participants.

3. Acquisitions

SARCOM

On September 17, 2007, we completed the acquisition of SARCOM, Inc. (“SARCOM”), a provider of advanced technology solutions, pursuant to the terms of an Agreement and Plan of Merger, dated as of August 17, 2007, for an initial total purchase price of approximately $55.7 million, including transaction costs. The initial total purchase price was subsequently adjusted pursuant to a final net asset value adjustment we and the sellers agreed to on November 6, 2007 in accordance with the Agreement and Plan of Merger. The adjusted purchase price was $54.4 million, which resulted from measuring the fair value of the 122,478 shares the sellers tendered back to us as payment for the final net asset value adjustment in accordance with Emerging Issues Task Force Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”

During the first quarter of 2008, we refined our preliminary purchase price allocation relating to the SARCOM acquisition. As a result, we recorded an entry to adjust our preliminary purchase price allocation to increase the amount allocated to various intangible assets by approximately $1.1 million, a decrease to goodwill of approximately $1.1 million, an increase to accounts payable of $0.2 million and cash of $0.2 million.

As of March 31, 2008, based on a preliminary purchase price allocation, which is subject to further review, we recorded the following assets and liabilities in our MME segment based on their estimated fair values at the date of acquisition (in thousands):

Total purchase price, adjusted	$54,408

Cash	768
Accounts receivable	27,728
Inventory	4,415
Other accounts receivable	3,172
Property and equipment, net	1,916
Other assets	1,131
Intangible assets:
Customer relationships	7,300
Tradenames	5,200
Non-compete agreements	490
Total intangible assets	12,990

Total assets acquired	52,120
Accounts payable	(10,721)
Accrued liabilities	(6,588)
Deferred revenue	(2,338)
Total liabilities assumed	(19,647)

Total allocated to goodwill	$21,935

GMRI

On September 7, 2006, PC Mall Gov, Inc. (“PC Mall Gov”), our wholly-owned subsidiary, acquired the products business of Government Micro Resources, Inc. (“GMRI”) pursuant to an Asset Purchase Agreement for approximately $3.4 million in cash, including transaction costs. Following the completion of the GMRI acquisition, in the first quarter of 2007, as a result of our review of whether certain liabilities existed at the time of the acquisition, we recorded an adjustment to our preliminary purchase price allocation to increase the amount allocated to goodwill by approximately $0.4 million relating to net liabilities that we concluded existed at the time of the acquisition.

4. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of goodwill, by segment, was as follows (in thousands):

	SMB	MME	Consumer	Public Sector	Corporate & Other	Consolidated
Balance at December 31, 2007	$—	$22,998	$1,405	$2,509	$—	$26,912
Adjustment relating to purchase accounting	—	(1,063)	—	—	—	(1,063)
Balance at March 31, 2008	$—	$21,935	$1,405	$2,509	$—	$25,849

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted	At March 31, 2008				At December 31, 2007
	Average
	Estimated
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademark & URLs	7	$6,118	(1)	$594	$5,524	$6,118	(1)	$576	$5,542
Customer relationships	5	7,855		1,282	6,573	6,755		888	5,867
Software licenses	3	218		116	102	218		97	121
Maintenance contracts	Various (2)	143		130	13	143		127	16
Non-compete agreements	5	608		161	447	608		131	477
Other	5	32		31	1	32		31	1
Total intangible assets		$14,974		$2,314	$12,660	$13,874		$1,850	$12,024

(1)      Included in the total amount for “Patent, trademarks, & URLs” at March 31, 2008 and December 31, 2007 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

(2)       Amortization of these intangible assets, which relate to customer orders, is based on actual shipment of goods or performance of services.

Amortization expense for intangible assets was approximately $0.5 million and approximately $0.1 million for the three months ended March 31, 2008 and 2007.

Estimated amortization expense for intangible assets, excluding intangible assets based on customer orders, in each of the next five years and thereafter is as follows: $1.2 million in the remainder of 2008; $1.6 million in 2009; $1.5 million in 2010; $1.5 million in 2011; $1.2 million in 2012 and $0.4 million thereafter.

5. Debt

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

On November 5, 2007, we entered into a fourth amendment to our credit facility. The amendment provides for, among other things, (i) an increase to the credit limit from $100 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $120 million

(subsequently increased to $130 million in December 2007) is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; and (iii) an increase in the number of LIBOR interest rate options we can enter into and the elimination of a limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option. As of March 31, 2008, we have not exceeded the $130 million credit limit described above. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the excess $20 million of credit in any future period. As a result, we may not be able to access the credit facility beyond its limit of $130 million.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At March 31, 2008, we had $58.3 million of net working capital advances outstanding under the line of credit. At March 31, 2008, the maximum credit line was $115 million and we had $39.4 million available to borrow for working capital advances under the line of credit. The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at March 31, 2008. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in October 2014. At March 31, 2008, we had $5.0 million outstanding under the amended term note. Our term note matures as follows: $581,250 in the remainder of 2008, $775,000 annually in each of the years 2009 through 2012 and $1,356,250 thereafter.

At March 31, 2008, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 4.4%.

The carrying amounts of our line of credit borrowings and note payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Accounting for Uncertainty in Income Taxes

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” on January 1, 2007. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN 48. During the three months ended March 31, 2008, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of March 31, 2008.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2003, and state income tax examinations for years following 2002. In addition, certain federal and state net operating loss carryforwards generated after 1997 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 413,600 and 9,100 for the three months ended March 31, 2008 and 2007 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income (Loss)	Shares	Per Share Amounts
Three Months Ended March 31, 2008:
Basic EPS
Net income	$2,996	13,267	$0.23
Effect of dilutive securities
Dilutive effect of stock options, restricted stock and warrants	—	731
Diluted EPS
Adjusted net income	$2,996	13,998	$0.21
Three Months Ended March 31, 2007:
Basic EPS
Net income	$1,868	12,382	$0.15
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,173
Diluted EPS
Adjusted net income	$1,868	13,555	$0.14

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$2,996	$1,868
Other comprehensive income (loss): Foreign currency translation adjustments	(186)	57
Total comprehensive income	$2,810	$1,925

9. Segment Information

In the first quarter of 2008, following the completion of our recent acquisition of SARCOM in September 2007, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we now refer to as SMB, MME, Public Sector and Consumer. Our new segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise allocated to our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

Our SMB segment consists of sales made through our PC Mall Sales, Inc. subsidiary, primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field based sales force.

Our MME segment consists of sales made through our SARCOM, Inc. and Wareforce Corp. subsidiaries, primarily to mid-market and enterprise sized businesses under the SARCOM, Wareforce and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

Our Public Sector segment consists of sales made through our PC Mall Gov subsidiary, made primarily to federal, state, and local governments, as well as educational institutions, utilizing an outbound phone and field relationship based selling model.

Our Consumer segment consists of sales made through our consumer subsidiary primarily to consumer and very small business customers under our MacMall and Onsale brands, generally utilizing a web-based and traditional direct marketing model.

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

Three Months Ended March 31, 2008	SMB	MME	Public Sector	Consumer	Corporate & Other	Consolidated
Net sales	$130,649	$102,920	$35,201	$67,843	$14	$336,627
Gross profit	16,094	17,588	3,618	7,977	58	45,335
Depreciation and amortization expense(1)	15	722	59	27	689	1,512
Operating profit (loss)	7,804	3,389	844	2,795	(8,682)	6,150

Three Months Ended March 31, 2007
Net sales	$137,388	$36,236	$25,478	$57,639	$39	$256,780
Gross profit	15,357	5,596	3,046	7,712	101	31,812
Depreciation and amortization expense(1)	10	95	114	37	730	986
Operating profit (loss)	7,635	1,372	757	2,556	(8,280)	4,040

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.5 million for the three months ended March 31, 2008 and $1.1 million for the three months ended March 31, 2007. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008, as amended and filed on April 29, 2008 and April 30, 2008, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2007 fiscal year and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

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

In the first quarter of 2008, following the completion of our recent acquisition of SARCOM in September 2007, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we now refer to as SMB, MME, Public Sector and Consumer. Our new segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise allocated to our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

Our SMB segment consists of sales made through our PC Mall Sales, Inc. subsidiary, primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field based sales force.

Our MME segment consists of sales made through our SARCOM, Inc. and Wareforce Corp. subsidiaries, primarily to mid-market and enterprise sized businesses under the SARCOM, Wareforce and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

Our Public Sector segment consists of sales made through our PC Mall Gov, Inc. subsidiary, made primarily to federal, state, and local governments, as well as educational institutions, utilizing an outbound phone and field relationship based selling model.

Our Consumer segment consists of sales made through our consumer subsidiary primarily to consumer and very small business customers under our MacMall and Onsale brands, generally utilizing a web-based and traditional direct marketing model.

We experience some seasonal trends in our sales of technology products, services and solutions to businesses, government and educational institutions and individual customers. General economic conditions have an effect on our business and results of operations across all of our segments, and the timing of capital budget authorizations, fiscal year ends of Public Sector customers and consumer holiday spending contribute to variances in our quarterly results. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 21% and 25% of our consolidated net sales in the three months ended March 31, 2008 and 2007. Products manufactured by HP represented 20% and 19% of our consolidated net sales in the three months ended March 31, 2008 and 2007.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2007, which we incorporate herein by reference.

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

As we circulate catalogs throughout the year, we receive market development funds and other vendor consideration from vendors included in each catalog. These funds are deferred and recognized based on sales generated over the life of the catalog. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheets. We also receive other non-catalog related vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. At the end of any given period, unbilled receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.”

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

We estimate the grant date fair value of each stock option grant awarded pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options granted, we apply the simplified method set out in SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which was issued in March 2005. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations. On January 1, 2008, SAB No. 110, “Share-Based Payment” became effective under which we are continuing to use the simplified method provided in SAB No. 107.

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

	Three Months Ended March 31,
	2008	2007
Net sales	$336,627	$256,780
Cost of goods sold	291,292	224,968
Gross profit	45,335	31,812
Selling, general and administrative expenses	39,185	27,772
Operating profit	6,150	4,040
Interest expense, net	1,213	927
Income before income taxes	4,937	3,113
Income tax expense	1,941	1,245
Net income	$2,996	$1,868

	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	86.5%	87.6%
Gross profit	13.5%	12.4%
Selling, general and administrative expenses	11.7%	10.8%
Operating profit	1.8%	1.6%
Interest expense, net	0.3%	0.4%
Income before income taxes	1.5%	1.2%
Income tax expense	0.6%	0.5%
Net income	0.9%	0.7%

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Change
	2008	2007	$	%
SMB	$130,649	$137,388	$(6,739)	(5)%
MME	102,920	36,236	66,684	184
Public Sector	35,201	25,478	9,723	38
Consumer	67,843	57,639	10,204	18
Corporate and Other	14	39	(25)	NMF(1)
Consolidated net sales	$336,627	$256,780	$79,847	31%

(1)  Not meaningful.

Our consolidated net sales for the first quarter of 2008 were $336.6 million, a $79.8 million or 31% increase from consolidated net sales of $256.8 million in the first quarter of 2007. The increase in our consolidated net sales was primarily due to the $66.7 million increase in our MME segment net sales in the first quarter of 2008, which net sales increased to $102.9 million from $36.2 million in the first quarter of 2007. The increase in MME segment net sales was primarily due to the inclusion of SARCOM results in Q1 of 2008, which contributed net sales of $59.9 million, and a strong growth in our combined MME business. Excluding the impact of the $59.9 million of SARCOM net sales in the first quarter of 2008, net sales in our MME business increased 19% to $43.0 million from $36.2 million.

Also contributing to the increase in our consolidated net sales were our Consumer and Public Sector segments. Net sales in the first quarter of 2008 for our Consumer segment were $67.8 million compared to $57.6 million in the first quarter of 2007, an increase of $10.2 million or 18%. This increase was due primarily to the overall strength in the Apple market and our more aggressive consumer promotions. Sales to very small businesses (VSB) under the MacMall brand, which were reported in prior periods as part of commercial sales, are now included in the Consumer segment. These VSB sales were $9.4 million in the first quarter of 2008 compared to $9.0 million in the first quarter of 2007.

Net sales in the first quarter of 2008 for our Public Sector segment were $35.2 million compared to $25.5 million in the first quarter of 2007, an increase of $9.7 million or 38%. This increase was due primarily to recent contract wins and increased productivity of our account executives serving the public sector.

These increases in our consolidated net sales were partially offset by a $6.7 million decrease in our SMB net sales. Net sales in the first quarter of 2008 for our SMB segment were $130.6 million, a $6.7 million, or 5%, decrease from the same period in the prior year. We believe this decrease resulted primarily from more cautious purchasing by small businesses in North America and a reduction of volume iPod sales to certain customers.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2008		2007		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
SMB	$16,094	12.3%	$15,357	11.2%	$737	1.1%
MME	17,588	17.1	5,596	15.4	11,992	1.7
Public Sector	3,618	10.3	3,046	12.0	572	(1.7)
Consumer	7,977	11.8	7,712	13.4	265	(1.6)
Corporate and Other	58	NMF	101	NMF	(43)	NMF
Consolidated gross profit and gross profit margin	$45,335	13.5%	$31,812	12.4%	$13,523	1.1%

Consolidated gross profit for the first quarter of 2008 was $45.3 million compared to $31.8 million in the first quarter of 2007, a $13.5 million or 43% increase. Consolidated gross profit margin was 13.5% in the first quarter of 2008 compared to 12.4% in the first quarter of 2007. The increase in consolidated gross profit was primarily due the $12.0 million increase in MME gross profit. Gross profit for MME increased by $12.0 million, or 214%, to $17.6 million in the first quarter of 2008 compared to $5.6 million in the first quarter of 2007, and gross profit margin increased by 170 basis points to 17.1% in the first quarter of 2008 compared to 15.4% in the first quarter of 2007. The increase in MME gross profit was due primarily to the increase in MME sales during the first quarter of 2008 as discussed above. The increase in MME gross profit margin was due to a favorable increase in the mix of services in the first quarter of 2008 and an increase in sales of certain software licenses by SARCOM, which are recorded on a net basis.

Gross profit for SMB increased by $0.7 million, or 5%, to $16.1 million in the first quarter of 2008 compared to $15.4 million in the first quarter of 2007, and gross profit margin increased by 110 basis points to 12.3% in the first quarter of 2008 compared to 11.2% in the first quarter of 2007. These increases in SMB gross profit and gross profit margin resulted primarily from a stronger product mix of higher margin solutions and better price management by our account executives.

Gross profit for our Public Sector segment increased by $0.6 million, or 19%, to $3.6 million in the first quarter of 2008 compared to $3.0 million in the first quarter of 2007, and gross profit margin decreased by 170 basis points to 10.3% in the first quarter of 2008 compared to 12.0% in the first quarter of 2007. The increase in our Public Sector gross profit was due primarily to the increase in sales discussed above. The decrease in our Public Sector gross profit margin in the first quarter of 2008 was primarily the result of a loss of a contract under which we provided higher margin contractual licensing products which we record on a net basis.

Gross profit for our Consumer segment increased by $0.3 million, or 3%, to $8.0 million in the first quarter of 2008 compared to $7.7 million in the first quarter of 2007, and gross profit margin decreased by 160 basis points to 11.8% in the first quarter of 2008 compared to 13.4% in the first quarter of 2007. The decrease in our Consumer gross profit margin in the current quarter was primarily the result of increased sales of lower margin consumer CPUs and increased promotional activities in the quarter.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2008		2007		Change
	Operating Profit	Operating Profit Margin(1)	Operating Profit	Operating Profit Margin(1)	$	Margin
SMB	$7,804	6.0%	$7,635	5.6%	$169	0.4%
MME	3,389	3.3	1,372	3.8	2,017	(0.5)
Public Sector	844	2.4	757	3.0	87	(0.6)
Consumer	2,795	4.1	2,556	4.4	239	(0.3)
Corporate and Other	(8,682)	(2.6) (1)	(8,280)	(3.2) (1)	(402)	0.6(1)
Consolidated operating profit and operating profit margin	$6,150	1.8%	$4,040	1.6%	$2,110	0.2%

(1)

Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the first quarter of 2008 was $6.2 million compared to $4.0 million in the first quarter of 2007, a $2.2 million or 52% increase. Consolidated operating profit margin for the first quarter of 2008 was 1.8% compared to 1.6% in the first quarter of 2007. The $2.2 million increase in consolidated operating profit was primarily due to the $2.0 million increase in MME operating profit. MME operating profit in the first quarter of 2008 increased 147% to $3.4 million compared to $1.4 million in the first quarter of 2007. The improvement was due to the increase in MME gross profit discussed above, partially offset by a $7.5 million increase in MME personnel costs which was due primarily to the addition of $6.6 million of SARCOM personnel costs, as well as investment in sales account executives in our legacy MME business.

Operating profit in the first quarter of 2008 for our Consumer segment increased by $0.2 million, or 9%, to $2.8 million compared to $2.6 million in the first quarter of 2007 primarily due to the increase in gross profit discussed above.

Operating profit in the first quarter of 2008 for SMB increased by $0.2 million, or 2%, to $7.8 million compared to $7.6 million in the first quarter of 2007. The increase was due primarily to the increase in gross profit discussed above and reductions in advertising expense of $0.2 million and variable expenses of $0.4 million, offset by an increase in SMB personnel costs of $1.2 million due to an investment in SMB account executive headcount for future growth and a reduction in our Canadian labor subsidy under the new program which began in January 2008, and a weakening in the U.S. dollar.

Operating profit in the first quarter of 2008 for our Public Sector segment increased by $0.1 million, or 11%, to $0.84 million compared to $0.76 million in the first quarter of 2007. The improvement was due to the increase in gross profit discussed above, partially offset by an increase in personnel costs of $0.4 million.

Operating expenses in the first quarter of 2008 for Corporate and Other increased by $0.4 million, or 5%, to $8.7 million from $8.3 million in the first quarter of 2007. Corporate and Other operating expenses include legal, accounting, information technology, product management and other administrative costs that are not otherwise allocated to our operating segments. As a percent of consolidated net sales, Corporate and Other operating profit margin improved by 60 basis points in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the increase in sales resulting from the addition of SARCOM without a corresponding increase in Corporate and Other operating expenses. We believe that there are expenses of the type included in Corporate and Other, such as information technology costs, which are currently included in the results of operations of the MME segment that may be included in Corporate and Other in the future as a result of possible additional integration and centralization.

Net Interest Expense. Total net interest expense for the first quarter of 2008 increased to $1.2 million compared with $0.9 million in the first quarter of 2007. The increase in interest expense resulted from increased average outstanding borrowings primarily due to financing required for the SARCOM acquisition, partially offset by a decrease in our average effective borrowing rate in the first quarter of 2008 compared to the first quarter of 2007.

Income Tax Expense. We recorded an income tax expense of $1.9 million in the first quarter of 2008 compared to an income tax expense of $1.2 million in the first quarter of 2007. Our effective tax rate for each of the quarters ended March 31, 2008 and 2007 was approximately 39% and 40%. The increase in income tax expense is primarily attributable to the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, possible sales growth and possible acquisitions and new business ventures. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. Our efforts to focus on SMB, MME and Public Sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as increasing our offshore operations, in an effort to reduce our costs.

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

We had cash and cash equivalents of $4.7 million at March 31, 2008 and $6.6 million at December 31, 2007. Our working capital increased by $3.8 million to $41.1 million at March 31, 2008 from working capital of $37.3 million at December 31, 2007. The increase in our working capital was primarily due to a $30.9 million decrease in accounts payable which resulted from the timing of vendor payables, partially offset by a $12.2 million decrease in our inventories and an $11.0 million decrease in accounts receivable relating to a decrease in receivables from our government customers.

In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of March 31, 2008, we had received a total of $6.4 million relating to our 2005, 2004 and 2003 claims under that program. We have filed our 2006 claim and are awaiting its results. We are in process with the preparation of our 2007 claim. As of March 31, 2008, we had an accrued receivable of $7.3 million related to these labor credits, and we expect to receive full payment under our labor credit claim.

Cash Flows from Operating Activities. Net cash used in operating activities was $16.5 million in the first quarter of 2008 compared to net cash provided by operating activities of $4.1 million in the first quarter of 2007. The $16.5 million of net cash used in operating activities in the first quarter of 2008 was primarily due to a $42.3 million decrease in gross accounts payable which was related to timing of vendor payables, partially offset by a $12.2 million decrease in inventory reflecting seasonality and a $11.0 million decrease in accounts receivable reflecting a decrease in receivables from our government customers. The $4.1 million of net cash provided by operating activities in the first quarter of 2007 was primarily the result of a $10.1 million decrease in inventories reflecting seasonality and the $1.9 million of net income from our operations, partially offset by a $8.6 million decrease in gross accounts payable.

Cash Flows from Investing Activities. Net cash used in investing activities was $0.8 million in the first quarter of 2008 compared to $0.5 million in the first quarter of 2007, related to capital expenditures in each period. The $0.8 million of capital expenditures in the first quarter of 2008 was primarily related to the creation of enhanced electronic tools for our account executives and sales support staff. The $0.5 million of capital expenditures in the first quarter of 2007 was primarily related to the creation of enhanced electronic tools for our account executives and sales support staff and the continued expansion of our Philippines office.

Cash Flows from Financing Activities. Net cash provided by financing activities for the first quarter of 2008 was $15.6 million compared to net cash used in financing activities of $4.9 million for the first quarter of 2007. The $15.6 million of net cash provided by financing activities for the first quarter of 2008 was primarily due to the $11.4 million increase in book overdraft and the $4.4 million of net borrowings on our line of credit. The $4.9 million of net cash used in financing activities in the first quarter of 2007 was primarily related to $5.7 million of net payments on our outstanding balance of our line of credit, partially offset by a $0.7 million increase in book overdraft due to timing of outstanding payments to vendors relative to the prior year.

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

On November 5, 2007, we entered into a fourth amendment to our credit facility. The amendment provides for, among other things, (i) an increase to the credit limit from $100 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $120 million (subsequently increased to $130 million in December 2007) is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; and (iii) an increase in the number of LIBOR interest rate options we can enter into and the elimination of a limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option. As of March 31, 2008, we have not exceeded the $130 million credit limit described above. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the excess $20 million of credit in any future period. As a result, we may not be able to access the credit facility beyond its limit of $130 million.

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

At March 31, 2008, we had $58.3 million of net working capital advances outstanding under the line of credit. At March 31, 2008, the maximum credit line was $115 million and we had $39.4 million available to borrow for working capital advances under the line of credit. The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at March 31, 2008. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in October 2014. At March 31, 2008, we had $5.0 million outstanding under the amended term note. Our term note matures as follows: $581,250 in the remainder of 2008, $775,000 annually in each of the years 2009 through 2012 and $1,356,250 thereafter.

At March 31, 2008, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 4.4%.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements.

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

•              our expectation regarding the possibility of additional integration and centralization of our recently acquired businesses;

•             our acquisition strategy and the impact of any past or future acquisitions;

•             the impact of acquisitions on our financial condition, liquidity and our future cash flows and earnings;

•             our ability to execute our business strategy;

•             the availability of funding;

•             our competitive advantages and growth opportunities;

•             our ability to increase profitability and revenues;

•             our ability to generate vendor supported marketing;

•             our expectations regarding our working capital, liquidity, cash flows from operations and available borrowings under our credit facility;

•             the impact on accounts receivable from our efforts to focus on the MME, SMB, and Public Sector sales;

•             our beliefs regarding the applicability of tax regulations;

•             our belief regarding our exposure to currency exchange and interest rate risks;

•             our belief regarding the effect of seasonal trends and general economic conditions on our business and results of operations across all of our segments;

•             our expectations regarding the impact of accounting pronouncements;

•             our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business; and

•             our plans for our growth strategy, capital needs and future financing.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At March 31, 2008, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2008. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2008, we had $58.3 million outstanding under our line of credit and $5.0 million outstanding under our note payable. As of March 31, 2008, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.6 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of March 31, 2008, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. You should carefully consider the risks and uncertainties facing our business which are set forth below. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple accounted for approximately 21% and 25% of our total net sales for the three months ended March 31, 2008 and 2007, respectively, and products manufactured by HP accounted for approximately 20% and 19% of our total net sales for the three months ended March 31, 2008 and 2007, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We experience variability in our net sales and net income on a quarterly basis as a result of many factors. These factors include the frequency of our catalog mailings, introduction or discontinuation of new catalogs, variability in vendor programs, the introduction of new products or services by us and our competitors, changes in prices from our suppliers, promotions, the loss or consolidation of significant suppliers or customers, general competitive conditions such as pricing, our ability to control costs, the timing of our capital expenditures, the condition of our industry in general, seasonal shifts in demand for computer and electronics products, industry announcements and market acceptance of new products or upgrades, deferral of customer orders in anticipation of new product applications, product enhancements or operating systems, the relative mix of products sold during the period, any inability on our part to obtain adequate quantities of products carried in our catalogs, delays in the release by suppliers of new products and inventory adjustments, our expenditures on new business ventures and acquisitions, performance of acquired businesses, adverse weather conditions that affect response, distribution or shipping to our customers, and general economic conditions and geopolitical events. Our planned operating expenditures each quarter are based on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for the quarter may be materially adversely affected. Our narrow gross margins may magnify the impact of these factors on our operating results. We believe that period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. In addition, our results in any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below the expectations of public market analysts or investors and as a result the market price of our common stock could be materially adversely affected.

The transition of our business strategy to increasingly focus on SMB, MME and Public Sector sales presents numerous risks and challenges, and may not improve our profitability or result in expanded market share.

An important element of our business strategy is to increasingly focus on SMB, MME and Public Sector sales. In shifting our focus, we face numerous risks and challenges, including competition from a wider range of sources and an increased need to develop strategic relationships. We cannot assure you that our increased focus on SMB, MME and Public Sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business and results of operations. Moreover, contracting with governmental departments and agencies involves additional risks, such as limited recourse against the government agency in the event of a business dispute, the potential lack of a limitation of our liability for damages from our provision of services to the department or agency, and the potential for changes in statutory or regulatory provisions that negatively affect the profitability of such contracts.

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

In addition, we and our subsidiaries may be subject to state or local taxes on income or (in states such as Kentucky, Michigan, Ohio, Texas or Washington) on gross receipts earned in a state even though we and our subsidiaries may have no physical presence in the state. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay income and gross receipts taxes has also been the subject of court actions and various legislative efforts. There can be no assurance that these taxes will not be imposed upon us and our subsidiaries.

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

•             changes in the amounts of information technology spending by SMB, MME and Public Sector segment customers;

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

An important element of our business strategy is to increasingly focus on SMB, MME and Public Sector sales. During the last economic downturn in the U.S. and elsewhere, SMB, MME and Public Sector entities generally reduced, often substantially, their rate of information technology spending. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could hinder our growth.

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

In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE),

replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, which extends through fiscal year 2016, we will be required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. If we do not receive these expected labor credits, or a sufficient portion of them, then the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer.

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

***

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.2*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008)

10.3*	Summary of Executive Salary and Bonus Arrangements

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Interim Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Interim Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract, or compensatory plan or arrangement.

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: May 9, 2008	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Interim Chief Financial Officer

(Duly Authorized Officer of the Registrant and
Principal Financial Officer)

PC MALL, INC.

EXHIBIT LIST

Exhibit Number	Description

10.3*	Summary of Executive Salary and Bonus Arrangements

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Interim Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Interim Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract, or compensatory plan or arrangement.