Form 10-Q
period 2008-06-30
PC MALL INC
filed 2008-08-05
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐     No ☑

As of July 30, 2008, the registrant had 13,400,947 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,819	$6,623
Accounts receivable, net of allowances of $4,763 and $4,653	167,017	159,362
Inventories, net	50,544	64,515
Prepaid expenses and other current assets	10,204	9,233
Deferred income taxes	4,837	4,698
Total current assets	236,421	244,431
Property and equipment, net	8,541	8,958
Deferred income taxes	7,271	2,728
Goodwill	21,024	26,912
Intangible assets, net	12,256	12,024
Other assets	911	1,182
Total assets	$286,424	$296,235
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$83,012	$110,786
Accrued expenses and other current liabilities	22,323	29,150
Deferred revenue	17,433	12,563
Line of credit	66,470	53,893
Note payable – current	775	775
Total current liabilities	190,013	207,167
Note payable and other long-term liabilities	4,164	4,644
Total liabilities	194,177	211,811
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,800,025 and 13,676,765 shares issued; and 13,383,347 and 13,260,087 shares outstanding, respectively	14	14
Additional paid-in capital	99,811	97,869
Treasury stock, at cost: 416,678 shares	(1,015)	(1,015)
Accumulated other comprehensive income	845	993
Accumulated deficit	(7,408)	(13,437)
Total stockholders’ equity	92,247	84,424
Total liabilities and stockholders’ equity	$286,424	$296,235

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$331,182	$262,958	$667,809	$519,738
Cost of goods sold	284,963	229,026	576,255	453,994
Gross profit	46,219	33,932	91,554	65,744
Selling, general and administrative expenses	40,369	28,130	79,554	55,902
Operating profit	5,850	5,802	12,000	9,842
Interest expense, net	924	803	2,137	1,730
Income before income taxes	4,926	4,999	9,863	8,112
Income tax expense	1,893	2,000	3,834	3,245
Net income	$3,033	$2,999	$6,029	$4,867
Basic and Diluted Earnings Per Common Share
Basic	$0.23	$0.24	$0.45	$0.39
Diluted	0.22	0.22	0.43	0.36
Weighted average number of common shares outstanding:
Basic	13,311	12,431	13,287	12,407
Diluted	14,069	13,532	13,996	13,543

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock				Accumulated
	Outstanding	Amount	Additional Paid-in- Capital	Treasury Stock	Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2007	13,260	$14	$97,869	$(1,015)	$993	$(13,437)	$84,424
Stock option exercises, including related income tax benefit and restricted stock awards	123	—	1,154	—	—		1,154
Stock-based compensation expense	—	—	788	—	—	—	788
Subtotal	—	—	—	—	—	—	86,366
Net income	—	—	—	—	—	6,029	6,029
Translation adjustments	—	—	—	—	(148)	—	(148)
Comprehensive income	—	—	—	—	—	—	5,881
Balance at June 30, 2008	13,383	$14	$99,811	$(1,015)	$845	$(7,408)	$92,247

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$6,029	$4,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,926	1,970
Provision for deferred income taxes	215	3,245
Tax benefit related to stock option exercises	788	49
Excess tax benefit related to stock option exercises	(424)	—
Stock-based compensation	788	672
Loss on disposal of fixed assets	—	49
Change in operating assets and liabilities:
Accounts receivable	(7,655)	(5,179)
Inventories	13,971	667
Prepaid expenses and other current assets	(971)	(2,741)
Other assets	468	(293)
Accounts payable	(39,158)	(832)
Accrued expenses and other current liabilities	(6,827)	1,511
Deferred revenue	4,870	(1,399)
Total adjustments	(31,009)	(2,330)
Net cash (used in) provided by operating activities	(24,980)	2,537
Cash Flows From Investing Activities
Purchases of property and equipment	(1,641)	(909)
Net cash used in investing activities	(1,641)	(909)
Cash Flows From Financing Activities
Borrowings (repayments) under note payable	(387)	1,950
Net borrowings (payments) under line of credit	12,577	(24,148)
Change in book overdraft	11,078	18,511
Payments of obligations under capital lease	(93)	—
Proceeds from stock issued under stock option plans	366	292
Excess tax benefit related to stock option exercises	424	—
Net cash provided by (used in) financing activities	23,965	(3,395)
Effect of foreign currency on cash flow	(148)	743
Net decrease in cash and cash equivalents	(2,804)	(1,024)
Cash and cash equivalents at beginning of the period	6,623	5,836
Cash and cash equivalents at end of the period	$3,819	$4,812
Supplemental Cash Flow Information
Interest paid	$2,190	$1,827
Income taxes paid	1,623	887
Supplemental Non-Cash Investing Activity
Goodwill related to acquisitions (Note 3)	$306	$389

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions, to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, various direct marketing techniques, and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, sarcom.com, abreon.com and onsale.com, and other promotional materials.

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008, as amended and filed on April 29 and April 30, 2008, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2007 fiscal year and through the date of this report.

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

2. Summary of New Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We believe that the adoption of FSP 142-3 will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments and that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, including a tabular format disclosure of the fair values of derivative instruments and their gains and losses and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We believe that the adoption of SFAS 161 will not have a significant impact on our consolidated financial statements.

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

During the first six months of 2008, we refined our preliminary purchase price allocation relating to the SARCOM acquisition. As a result, we recorded an entry to adjust our preliminary purchase price allocation to increase the amount allocated to long-term deferred tax assets by approximately $4.9 million to reflect acquired net operating losses in the SARCOM acquisition which begin to expire in 2023, increase various intangible assets by approximately $1.1 million, decrease goodwill by approximately $5.9 million, increase accounts payable by $0.3 million and increase cash by $0.2 million.

As of June 30, 2008, based on a preliminary purchase price allocation, which is subject to further review, we recorded the following assets and liabilities in our MME segment based on their estimated fair values at the date of acquisition (in thousands):

Total purchase price, adjusted	$54,408

Cash	768
Accounts receivable	27,728
Inventory	4,415
Other accounts receivable	3,172
Property and equipment, net	1,916
Other assets	6,028
Intangible assets:
Customer relationships	7,300
Trade names	5,200
Non-compete agreements	490
Total intangible assets	12,990
Total assets acquired	57,017

Accounts payable	(10,793)
Accrued liabilities	(6,588)
Deferred revenue	(2,338)
Total liabilities assumed	(19,719)

Total allocated to goodwill	$17,110

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

4. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of goodwill, by segment, was as follows (in thousands):

	SMB	MME	Consumer	Public Sector	Corporate & Other	Consolidated
Balance at December 31, 2007	$—	$22,998	$1,405	$2,509	$—	$26,912
Adjustment relating to purchase accounting	—	(5,888)	—	—	—	(5,888)
Balance at June 30, 2008	$—	$17,110	$1,405	$2,509	$—	$21,024

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At June 30, 2008				At December 31, 2007
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademark & URLs	7	$6,118(	1)	$611	$5,507	$6,118	(1)	$576	$5,542
Customer relationships	5	7,855		1,623	6,232	6,755		888	5,867
Software licenses	3	218		133	85	218		97	121
Maintenance contracts	Various (2)	143		132	11	143		127	16
Non-compete agreements	5	608		187	421	608		131	477
Other	5	32		32	—	32		31	1
Total intangible assets		$14,974		$2,718	$12,256	$13,874		$1,850	$12,024

(1)  Included in the total amount for “Patent, trademarks, & URLs” at June 30, 2008 and December 31, 2007 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

(2)  Amortization of these intangible assets relating to customer orders is based on actual performance of service.

Amortization expense for intangible assets was approximately $0.4 million and approximately $0.1 million for the three months ended June 30, 2008 and 2007 and approximately $0.9 million and approximately $0.2 million for the six months ended June 30, 2008 and 2007.

Estimated amortization expense for intangible assets, excluding intangible assets based on customer orders, in each of the next five years and thereafter is as follows: $0.8 million in the remainder of 2008; $1.6 million in 2009; $1.5 million in 2010; $1.5 million in 2011; $1.2 million in 2012 and $0.4 million thereafter.

5. Debt

We maintain an asset-based revolving credit facility, as amended from time to time, of up to $150 million from a lending unit of a large commercial bank. The credit facility provides for, among other things, (i) a credit limit of $130 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $130 million is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; (iii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iv) a maturity date of March 2011. As of June 30, 2008, we have not exceeded the $130 million credit limit described above. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the excess $20 million of credit in any future period. As a result, we may not be able to access the credit facility beyond its limit of $130 million.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At June 30, 2008, we had $66.5 million of net working capital advances outstanding under the line of credit. At June 30, 2008, the maximum credit line was $115 million and we had $43.7 million available to borrow for working capital advances under the line of credit. The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at June 30, 2008. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in October 2014. At June 30, 2008, we had $4.8 million outstanding under the amended term note. Our term note matures as follows: $387,500 in the remainder of 2008, $775,000 annually in each of the years 2009 through 2012 and $1.3 million thereafter.

At June 30, 2008, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 4.0%.

The carrying amounts of our line of credit borrowings and note payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Accounting for Uncertainty in Income Taxes

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” on January 1, 2007. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN 48. During the six months ended June 30, 2008, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of June 30, 2008.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2003, and state income tax examinations for years following 2002. In addition, certain federal and state net operating loss carryforwards generated after 1997 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. In addition, we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. As such, potential common shares of approximately 330,000 and 62,000 for the three months ended June 30, 2008 and 2007, and approximately 453,000 and 44,000 for the six months ended June 30, 2008 and 2007 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Three Months Ended June 30, 2008:
Basic EPS
Net income	$3,033	13,311	$0.23
Effect of dilutive securities
Dilutive effect of stock options	—	758
Diluted EPS
Adjusted net income	$3,033	14,069	$0.22
Three Months Ended June 30, 2007:
Basic EPS
Net income	$2,999	12,431	$0.24
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,101
Diluted EPS
Adjusted net income	$2,999	13,532	$0.22
Six Months Ended June 30, 2008:
Basic EPS
Net income	$6,029	13,287	$0.45
Effect of dilutive securities
Dilutive effect of stock options	—	709
Diluted EPS
Adjusted net income	$6,029	13,996	$0.43
Six Months Ended June 30, 2007:
Basic EPS
Net income	$4,867	12,407	$0.39
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,136
Diluted EPS
Adjusted net income	$4,867	13,543	$0.36

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$3,033	$2,999	$6,029	$4,867
Other comprehensive income:
Foreign currency translation adjustments	38	686	(148)	743
Total comprehensive income	$3,071	$3,685	$5,881	$5,610

9. Segment Information

In the first quarter of 2008, following the completion of our acquisition of SARCOM in September 2007, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we now refer to as SMB, MME, Public Sector and Consumer. Our new segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

Our SMB segment consists of sales made through our PC Mall Sales, Inc. subsidiary, primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field based sales force.

Our MME segment consists of sales made through our SARCOM, Inc. and Wareforce Corp. subsidiaries, primarily to mid-market and enterprise sized businesses under the SARCOM and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

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

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	Consumer	Corporate & Other		Consolidated
Three Months Ended June 30, 2008
Net sales	$129,930	$104,433	$37,305	$59,521	$(7)		$331,182
Gross profit	16,112	18,814	3,897	7,361	35		46,219
Depreciation and amortization expense(1)	18	659	65	29	643		1,414
Operating profit (loss)	7,604	4,830	769	2,829	(10,182)		5,850

Three Months Ended June 30, 2007
Net sales	$125,368	$44,645	$37,692	$55,277	$(24)		$262,958
Gross profit	15,652	6,348	4,305	7,651	(24)		33,932
Depreciation and amortization expense(1)	8	101	107	35	73	3	984
Operating profit (loss)	8,861	1,750	850	2,869	(8,528)		5,802

Six Months Ended June 30, 2008
Net sales	$260,579	$207,353	$72,506	$127,364	$7		$667,809
Gross profit	32,206	36,402	7,515	15,338	93		91,554
Depreciation and amortization expense(1)	33	1,381	124	56	1,33	2	2,926
Operating profit (loss)	15,408	8,219	1,613	5,624	(18,864)		12,000

Six Months Ended June 30, 2007
Net sales	$262,756	$80,881	$63,170	$112,916	$15		$519,738
Gross profit	31,009	11,944	7,351	15,363	77		65,744
Depreciation and amortization expense(1)	18	196	221	72	1,463		1,970
Operating profit (loss)	16,496	3,122	1,607	5,425	(16,808)		9,842

(1)   Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

10. Commitments and Contingencies

Commitments

Total rent expense under our operating leases, net of sublease income, was $1.4 million and $1.2 million for the three months ended June 30, 2008 and 2007, and $2.9 million and $2.3 million for the six months ended June 30, 2008 and 2007. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Legal Proceedings

Zekiya Whitmill and Lee Hanzy v. PC Mall Gov, Inc.

On July 6, 2007, Zekiya Whitmill and Lee Hanzy filed a purported class action lawsuit entitled Zekiya Whitmill and Lee Hanzy, individually and on behalf of others similarly situated, Plaintiffs, vs. PC Mall Gov, Inc., a Delaware corporation, and Does 1 through 200, inclusive, Defendants, Case No., BC373934 in the Superior Court of California, County of Los Angeles. The potential class consists of current and former account executives in California who worked for PC Mall Gov., Inc., one of our wholly-owned subsidiaries. The lawsuit alleges that PC Mall Gov. improperly classified members of the putative class as “exempt” employees and failed to provide putative class members with meal and rest breaks. The complaint in this action asserts the following three causes of action: (1) failure to pay wages, including overtime, in violation of California Labor Code sections 201 through 203, and section 1194(a); (2) failure to provide meal and rest periods in violation of California Labor Code section 226.7; and (3) violation of section 17200 of the California Business and Professions Code. The lawsuit seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. While the case was originally filed in Los Angeles Superior Court, on September 26, 2007, the Superior Court ordered the action to arbitration and stayed all proceedings in superior court. The case was settled in July 2008 as described below.

Lee Hanzy v. PC Mall, Inc. dba MACMALL, et al.

On July 6, 2007, Lee Hanzy filed a purported class action lawsuit entitled Lee Hanzy, individually and on behalf of others similarly situated, Plaintiff, vs. PC Mall, Inc., a Delaware corporation dba MACMALL, and Does 1 through 200, inclusive, Defendants, Case No., BC373935 in the Superior Court of California, County of Los Angeles. The potential class consists of current and former account executives in California who worked for PC Mall, and in particular, the MacMall operating division of PC Mall. The lawsuit alleges that PC Mall improperly classified members of the putative class as “exempt” employees and failed to provide putative class members with meal and rest breaks. The Complaint in this action asserts the following three causes of action: (1) failure to pay wages, including overtime, in violation of California Labor Code sections 201 through 203, and section 1194(a); (2) failure to provide meal and rest periods in violation of California Labor Code section 226.7; and (3) violation of section 17200 of the California Business and Professions Code. The lawsuit seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. While the case was originally filed in Los Angeles Superior Court, on August 30, 2007, the Superior Court ordered the action to arbitration and stayed all proceedings in superior court. The case was settled in July 2008 as described below.

On July 17, 2008, we entered into a settlement agreement to settle each of the above described Whitmill and Hanzy lawsuits in accordance with a memorandum of understanding (the “MOU”) entered into on June 26, 2008. Under the MOU and the settlement agreement, we agreed to pay an aggregate of $0.7 million, which includes amounts to pay class members (shared proportionally among class members based on the number of verified class members and the amount of weeks worked during the class period), the plaintiff’s attorneys’ fees and costs, enhanced payments for class representatives, and all funds needed for the administration of the settlement. We have the right to nullify the settlement in the event that 5% or more of the class members opted out of the settlement. In exchange for the settlement payment, the plaintiff and all class members who do not opt out of the settlement will release us and our affiliates for all asserted and unasserted claims, known and unknown, relating to the class action. As part of the settlement, we continue to deny any liability or wrongdoing with respect to the claims made in the class action.

On July 28, 2008, the arbitrator granted the parties joint application for preliminary approval of the settlement and ordered that notices and claim forms be distributed to all class members. A final settlement approval hearing is scheduled with the arbitrator for October 7, 2008.

As a result of the settlement discussed above, we recorded a charge of $0.8 million, which includes the settlement amount and other costs related to the lawsuit, in “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the three and six months ended June 30, 2008.

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

* * *

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008, as amended and filed on April 29 and April 30, 2008, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 12, 2008 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC from the end of our prior fiscal year through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

BUSINESS OVERVIEW

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions, to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, various direct marketing techniques, and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, sarcom.com, abreon.com and onsale.com, and other promotional materials.

In the first quarter of 2008, following the completion of our acquisition of SARCOM in September 2007, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we now refer to as SMB, MME, Public Sector and Consumer. Our new segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

Our SMB segment consists of sales made through our PC Mall Sales, Inc. subsidiary, primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field based sales force.

 Our MME segment consists of sales made through our SARCOM, Inc. and Wareforce Corp. subsidiaries, primarily to mid-market and enterprise sized businesses under the SARCOM and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

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

A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 19% and 21% of our consolidated net sales in the three months ended June 30, 2008 and 2007, and 20% and 23% in the six months ended June 30, 2008 and 2007. Products manufactured by HP represented 20% of our consolidated net sales in each of the three months ended June 30, 2008 and 2007, and 20% in each of the six months ended June 30, 2008 and 2007.

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

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). Under SAB 104, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

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

Stock-Based Compensation. Beginning on January 1, 2006, we account for stock-based compensation in accordance with Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock option grants subsequent to December 31, 2005 and unvested stock options outstanding as of January 1, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$331,182	$262,958	$667,809	$519,738
Cost of goods sold	284,963	229,026	576,255	453,994
Gross profit	46,219	33,932	91,554	65,744
Selling, general and administrative expenses	40,369	28,130	79,554	55,902
Operating profit	5,850	5,802	12,000	9,842
Interest expense, net	924	803	2,137	1,730
Income before income taxes	4,926	4,999	9,863	8,112
Income tax expense	1,893	2,000	3,834	3,245
Net income	$3,033	$2,999	$6,029	$4,867

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.0	87.1	86.3	87.4
Gross profit	14.0	12.9	13.7	12.6
Selling, general and administrative expenses	12.2	10.7	11.9	10.8
Operating profit	1.8	2.2	1.8	1.8
Interest expense, net	0.3	0.3	0.3	0.3
Income before income taxes	1.5	1.9	1.5	1.5
Income tax expense	0.6	0.8	0.6	0.6
Net income	0.9%	1.1%	0.9%	0.9%

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change
	2008	2007	$	%
SMB	$129,930	$125,368	$4,562	4%
MME	104,433	44,645	59,788	134
Public Sector	37,305	37,692	(387)	(1)
Consumer	59,521	55,277	4,244	8
Corporate and Other	(7)	(24)	17	NMF (1)
Consolidated net sales	$331,182	$262,958	$68,224	26%

(1)  Not meaningful.

Our consolidated net sales for the second quarter of 2008 were $331.2 million, a $68.2 million or 26% increase from consolidated net sales of $263.0 million in the second quarter of 2007. The increase in our consolidated net sales was primarily due to the $59.8 million increase in our MME segment net sales in the second quarter of 2008, which net sales increased to $104.4 million from $44.6 million in the second quarter of 2007. The increase in MME segment net sales was primarily due to the inclusion of SARCOM results in the second quarter of 2008, which contributed net sales of $55.5 million, and strong growth in our combined MME business. Excluding the impact of the $55.5 million of SARCOM net sales in the second quarter of 2008, net sales in our MME business increased 10% to $49.0 million from $44.6 million.

Also contributing to the increase in our consolidated net sales were our SMB and Consumer segments. Net sales in the second quarter of 2008 for our SMB segment increased by $4.6 million or 4% to $129.9 million from $125.4 million in the second quarter of 2007, despite continued softness in our volume iPod sales to certain customers. Net sales in the second quarter of 2008 for our Consumer segment were $59.5 million compared to $55.3 million in the second quarter of 2007, an increase of $4.2 million or 8%. This increase was due primarily to the overall strength in the market for Apple products and our aggressive consumer promotions, partially offset by what we believe is general softness in the consumer market.

Net sales in the second quarter of 2008 for our Public Sector segment were $37.3 million compared to $37.7 million in the second quarter of 2007, a decrease of $0.4 million or 1%. This decrease was due primarily to a decline in our federal business which was impacted by the timing of certain shipments at the end of the second quarter, largely offset by increases in our state and local (“SLED”) business capitalizing on the close of the SLED budget year and recent contract wins in this sector.

Gross Profit (Loss) and Gross Profit Margin. The following table presents our gross profit (loss) and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2008		2007		Change
	Gross Profit	Gross Profit Margin	Gross Profit (Loss)	Gross Profit Margin	$	Margin
SMB	$16,112	12.4%	$15,652	12.5%	$460	(0.1)%
MME	18,814	18.0	6,348	14.2	12,466	3.8
Public Sector	3,897	10.4	4,305	11.4	(408)	(1.0)
Consumer	7,361	12.4	7,651	13.8	(290)	(1.5)
Corporate and Other	35	NMF	(24)	NMF	59	NMF
Consolidated gross profit and gross profit margin	$46,219	14.0%	$33,932	12.9%	$12,287	1.1%

Consolidated gross profit for the second quarter of 2008 was $46.2 million compared to $33.9 million in the second quarter of 2007, a $12.3 million or 36% increase. Consolidated gross profit margin was 14.0% in the second quarter of 2008 compared to 12.9% in the second quarter of 2007. The increase in consolidated gross profit was primarily due to the $12.5 million increase in MME gross profit. Gross profit for our MME segment increased by $12.5 million, or 196%, to $18.8 million in the second quarter of 2008 compared to $6.3 million in the second quarter of 2007, and gross profit margin increased by 380 basis points to 18.0% in the second quarter of 2008 compared to 14.2% in the second quarter of 2007. The increase in MME gross profit was due primarily to the increase in MME sales during the second quarter of 2008 as discussed above. The increase in MME gross profit margin was due to a favorable increase in the mix of services in the second quarter of 2008 and an increase in sales of certain software licenses by SARCOM, which are recorded on a net basis.

Gross profit for our SMB segment increased by $0.5 million, or 3%, to $16.1 million in the second quarter of 2008 compared to $15.7 million in the second quarter of 2007, and gross profit margin decreased by 10 basis points to 12.4% in the second quarter of 2008 compared to 12.5% in the second quarter of 2007. The increase in SMB gross profit resulted primarily from increased SMB sales discussed above.

Gross profit for our Public Sector segment decreased by $0.4 million, or 9%, to $3.9 million in the second quarter of 2008 compared to $4.3 million in the second quarter of 2007, and gross profit margin decreased by 100 basis points to 10.4% in the second quarter of 2008 compared to 11.4% in the second quarter of 2007. The decrease in our Public Sector gross profit and gross profit margin was due primarily to the loss of a state contract under which we provided contractual licensing products recorded on a net basis.

Gross profit for our Consumer segment decreased by $0.3 million, or 4%, to $7.4 million in the second quarter of 2008 compared to $7.7 million in the second quarter of 2007, and gross profit margin decreased by 140 basis points to 12.4% in the second quarter of 2008 compared to 13.8% in the second quarter of 2007. The decrease in our Consumer gross profit and gross profit margin in the current quarter was primarily the result of increased sales of lower margin consumer CPUs and increased promotional activities in the quarter.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2008			2007			Change
	Operating Profit (Loss)	Operating Profit Margin(1)		Operating Profit (Loss)	Operating Profit Margin(1)		$	Margin
SMB	$7,604	5.9%		$8,861	7.1%		$(1,257)	(1.2)%
MME	4,830	4.6		1,750	3.9		3,080	0.7
Public Sector	769	2.1		850	2.3		(81)	(0.2)
Consumer	2,829	4.8		2,869	5.2		(40)	(0.4)
Corporate and Other	(10,182)	(3.1	)(1)	(8,528)	(3.2	)(1)	(1,654)	0.1 (1)
Consolidated operating profit and operating profit margin	$5,850	1.8%		$5,802	2.2%		$48	(0.4)%

(1)              Operating profit margin for Corporate and Other is computed based on consolidated net sales.  Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the second quarter of 2008 was $5.9 million compared to $5.8 million in the second quarter of 2007. Consolidated operating profit margin for the second quarter of 2008 was 1.8% compared to 2.2% in the second quarter of 2007, a decrease of 40 basis points. Second quarter 2008 consolidated operating profit and operating profit margin were impacted by a $0.8 million charge related to a lawsuit settlement.

Our MME segment operating profit in the second quarter of 2008 increased by $3.1 million, or 176%, to $4.8 million compared to $1.8 million in the second quarter of 2007. The improvement was due to the increase in MME gross profit discussed above, partially offset by a $6.9 million increase in MME personnel costs which was due primarily to the addition of SARCOM personnel as well as investment in sales account executives in our legacy MME business.

Operating profit in the second quarter of 2008 for our SMB segment decreased by $1.3 million, or 14%, to $7.6 million compared to $8.9 million in the second quarter of 2007. The decrease was primarily due to a $1.1 million increase in SMB personnel costs and a $0.9 million increase in bad debt expense, partially offset by the increase in gross profit as discussed above. The increase in SMB personnel costs was primarily due to our investment in SMB account executive headcount for future growth, a reduction in our Canadian labor subsidy under a new program which began in January 2008 and a weakening in the U.S. dollar.

Operating profit in the second quarter of 2008 for our Public Sector segment decreased by $0.1 million, or 10%, to $0.8 million compared to $0.9 million in the second quarter of 2007. The decline was due primarily to the decrease in gross profit discussed above, partially offset by a $0.2 million decrease in bad debt expense and a $0.1 million decrease in personnel costs.

Operating profit in the second quarter of 2008 for our Consumer segment was $2.8 million compared to $2.9 million in the second quarter of 2007, remaining relatively flat due to the decrease in gross profit, largely offset by a $0.3 million decrease in advertising expense.

Operating expenses in the second quarter of 2008 for Corporate and Other increased by $1.7 million, or 19%, to $10.2 million from $8.5 million in the second quarter of 2007. Corporate and Other operating expenses include legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments. The increase was primarily due to a $1.1 million increase in personnel costs resulting from investments in our marketing, information technology and credit departments, as well as centralization of resources from our MME business, and a $0.8 million lawsuit settlement charge in the second quarter, partially offset by a $0.2 million decrease in telecommunication costs. As a percent of consolidated net sales, Corporate and Other operating profit margin improved by 10 basis points in the second quarter of 2008 to (3.1)% compared to (3.2)% in the second quarter of 2007 primarily due to the increase in sales resulting from the addition of SARCOM without a corresponding increase in Corporate and Other operating expenses. We believe that there are expenses of the type included in Corporate and Other, such as information technology costs, which are currently included in the results of operations of the MME segment that may be included in Corporate and Other in the future as a result of possible additional integration and centralization.

Net Interest Expense. Total net interest expense for the second quarter of 2008 increased to $0.9 million compared with $0.8 million in the second quarter of 2007. The increase in interest expense resulted from increased average outstanding borrowings primarily due to financing required for the SARCOM acquisition, partially offset by a decrease in our average effective borrowing rate in the second quarter of 2008 compared to the second quarter of 2007.

Income Tax Expense. We recorded an income tax expense of $1.9 million in the second quarter of 2008 compared to an income tax expense of $2.0 million in the second quarter of 2007. Our effective tax rates for the quarters ended June 30, 2008 and 2007 were approximately 38% and 40%. The decrease in our effective tax rate in the second quarter of 2008 compared to the second quarter of 2007 was due to the effect on our deferred tax assets of a 1% increase in the U.S. federal income tax rate which we expect to apply to our 2008 full year taxable income. Our effective tax rate is expected to be approximately 41% for the second half of 2008.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Change
	2008	2007	$	%
SMB	$260,579	$262,756	$(2,177)	(1)%
MME	207,353	80,881	126,476	156
Public Sector	72,506	63,170	9,336	15
Consumer	127,364	112,916	14,448	13
Corporate and Other	7	15	(8)	NMF (1)
Consolidated net sales	$667,809	$519,738	$148,071	28%

(1)  Not meaningful.

Our consolidated net sales for the six months ended June 30, 2008 were $667.8 million, a $148.1 million or 28% increase from consolidated net sales of $519.7 million in the six months ended June 30, 2007. The increase in our consolidated net sales was primarily due to the $126.5 million increase in our MME segment net sales in the six months ended June 30, 2008, which net sales increased to $207.4 million from $80.9 million in the six months ended June 30, 2007. The increase in MME segment net sales was primarily due to the inclusion of SARCOM results in the six months ended June 30, 2008, which contributed net sales of $115.4 million, and strong growth in our legacy MME business. Excluding the impact of the $115.4 million of SARCOM net sales in the six months ended June 30, 2008, net sales in our MME business increased 14% to $92.0 million from $80.9 million.

Also contributing to the increase in our consolidated net sales were our Consumer and Public Sector segments. Net sales in the six months ended June 30, 2008 for our Consumer segment were $127.4 million compared to $112.9 million in the six months ended June 30, 2007, an increase of $14.4 million or 13%. This increase was due primarily to the overall strength in the market for Apple products and our aggressive consumer promotions, partially offset by what we believe is general softness in the consumer market. Net sales in the six months ended June 30, 2008 for our Public Sector segment were $72.5 million compared to $63.2 million in the six months ended June 30, 2007, an increase of $9.3 million or 15%. This increase was primarily due to recent contract wins and increases in our SLED business capitalizing on the close of the SLED budget year.

The increase in our consolidated net sales was partially offset by a decrease in our SMB net sales. Net sales in the six months ended June 30, 2008 for our SMB segment decreased by $2.2 million or 1% to $260.6 million from $262.8 million in the six months ended June 30, 2007, due primarily to more cautious purchasing by small businesses in North America and a reduction of volume iPod sales to certain customers.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,
	2008		2007		Change
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	Margin
SMB	$32,206	12.4%	$31,009	11.8%	$1,197	0.6%
MME	36,402	17.6	11,944	14.8	24,458	2.8
Public Sector	7,515	10.4	7,351	11.6	164	(1.3)
Consumer	15,338	12.0	15,363	13.6	(25)	(1.6)
Corporate and Other	93	NMF	77	NMF	16	NMF
Consolidated gross profit and gross profit margin	$91,554	13.7%	$65,744	12.6%	$25,810	1.1%

Consolidated gross profit for the six months ended June 30, 2008 was $91.6 million compared to $65.7 million in the six months ended June 30, 2007, a $25.8 million or 39% increase. Consolidated gross profit margin was 13.7% in the six months ended June 30, 2008 compared to 12.6% in the six months ended June 30, 2007. The increase in consolidated gross profit was primarily due to the $24.5 million increase in MME gross profit. Gross profit for our MME segment increased by $24.5 million, or 205%, to $36.4 million in the six months ended June 30, 2008 compared to $11.9 million in the six months ended June 30, 2007, and gross profit margin increased by 280 basis points to 17.6% in the six months ended June 30, 2008 compared to 14.8% in the six months ended June 30, 2007. The increase in MME gross profit was due primarily to the increase in MME sales during the six months ended June 30, 2008 as discussed above. The increase in MME gross profit margin was due to a favorable increase in the mix of services in the six months ended June 30, 2008 and an increase in sales of certain software licenses by SARCOM, which are recorded on a net basis.

Gross profit for our SMB segment increased by $1.2 million, or 4%, to $32.2 million in the six months ended June 30, 2008 compared to $31.0 million in the six months ended June 30, 2007, and gross profit margin increased by 60 basis points to 12.4% in the six months ended June 30, 2008 compared to 11.8% in the six months ended June 30, 2007. These increases in SMB gross profit and gross profit margin resulted primarily from a stronger product mix of higher margin solutions and better price management by our account executives.

Gross profit for our Public Sector segment increased by $0.2 million, or 2%, to $7.5 million in the six months ended June 30, 2008 compared to $7.4 million in the six months ended June 30, 2007, and gross profit margin decreased by 120 basis points to 10.4% in the six months ended June 30, 2008 compared to 11.6% in the six months ended June 30, 2007. The increase in our Public Sector gross profit was due primarily to the increase in sales discussed above. The decrease in our Public Sector gross profit margin was due primarily to the loss of a state contract under which we provided contractual licensing products recorded on a net basis.

Gross profit for our Consumer segment for the six months ended June 30, 2008 was $15.3 million compared to $15.4 million in the six months ended June 30, 2007, remaining relatively flat. Gross profit margin for our Consumer segment decreased by 160 basis points to 12.0% in the six months ended June 30, 2008 compared to 13.6% in the six months ended June 30, 2007. The decrease in our Consumer gross profit margin was primarily the result of increased sales of lower margin consumer CPUs and increased promotional activities.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2008			2007			Change
	Operating Profit (Loss)	Operating Profit Margin(1)		Operating Profit (Loss)	Operating Profit Margin(1)		$	Margin
SMB	$15,408	5.9%		$16,496	6.3%		$(1,088)	(0.4)%
MME	8,219	4.0		3,122	3.9		5,097	0.1
Public Sector	1,613	2.2		1,607	2.5		6	(0.3)
Consumer	5,624	4.4		5,425	4.8		199	(0.4)
Corporate and Other	(18,864)	(2.8	)(1)	(16,808)	(3.2	)(1)	(2,056)	0.4 (1)
Consolidated operating profit and operating profit margin	$12,000	1.8%		$9,842	1.9%		$2,158	(0.1)%

(1)              Operating profit margin for Corporate and Other is computed based on consolidated net sales.  Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the six months ended June 30, 2008 increased by $2.2 million, or 22%, to $12.0 million compared to $9.8 million in the six months ended June 30, 2007. Consolidated operating profit margin for the six months ended June 30, 2008 was 1.8% compared to 1.9% in the six months ended June 30, 2007, a decrease of 10 basis points. Consolidated operating profit and operating profit margin in the six months ended June 30, 2008 were impacted by a $0.8 million charge related to a lawsuit settlement.

Our MME segment operating profit in the six months ended June 30, 2008 increased by $5.1 million, or 163%, to $8.2 million compared to $3.1 million in the six months ended June 30, 2007. The improvement was due primarily to the increase in MME gross profit discussed above, partially offset by a $14.3 million increase in MME personnel costs which was due primarily to the addition of SARCOM personnel as well as investment in sales account executives in our legacy MME business, a $1.2 million increase in depreciation and amortization primarily relating to the SARCOM acquisition, a $0.7 million increase in telecommunications costs and a $0.7 million increase in lease costs primarily relating to the acquisition of SARCOM.

Operating profit in the six months ended June 30, 2008 for our SMB segment decreased by $1.1 million, or 7%, to $15.4 million compared to $16.5 million in the six months ended June 30, 2007. The decrease was primarily due to a $2.3 million increase in SMB personnel costs and a $0.7 million increase in bad debt expense, partially offset by an increase in gross profit as discussed above. The increase in SMB personnel costs was primarily due to our investment in SMB account executive headcount for future growth, a reduction in our Canadian labor subsidy under a new program which began in January 2008 and a weakening in the U.S. dollar.

Operating profit in the six months ended June 30, 2008 for our Public Sector segment was $1.6 million, remaining relatively flat compared to the six months ended June 30, 2007. Public Sector segment operating profit in the current period was affected by an increase in personnel costs of $0.3 million, primarily offset by an increase in gross profit as discussed above, a decrease in amortization expense of $0.1 million relating to intangibles acquired in the GMRI acquisition and a decrease in bad debt expense of $0.1 million.

Operating profit in the six months ended June 30, 2008 for our Consumer segment was $5.6  million compared to $5.4 million in the six months ended June 30, 2007, an increase of $0.2 million primarily due to a $0.5 million decrease in advertising expenditures, partially offset by a $0.2 million increase in credit card processing fees.

Operating expenses in the six months ended June 30, 2008 for Corporate and Other increased by $2.1 million, or 22%, to $18.9 million from $16.8 million in the six months ended June 30, 2007. The increase was primarily due to a $2.0 million increase in personnel costs resulting from investments in our marketing, information technology and credit departments, as well as from centralization of resources from our MME segment and a $0.8 million lawsuit settlement charge in the six months ended June 30, 2008, partially offset by a $0.5 million decrease in facility related costs. As a percent of consolidated net sales, Corporate and Other operating profit margin improved by 40 basis points to (2.8)% in the six months ended June 30, 2008 compared to (3.2)% in the six months ended June 30, 2007 primarily due to the increase in sales resulting from the addition of SARCOM without a corresponding increase in Corporate and Other operating expenses.

Net Interest Expense. Total net interest expense for the six months ended June 30, 2008 increased to $2.1 million compared with $1.7 million in the six months ended June 30, 2007. The increase in interest expense resulted from increased average outstanding borrowings primarily due to financing required for the SARCOM acquisition, partially offset by a decrease in our average effective borrowing rate in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Income Tax Expense. We recorded an income tax expense of $3.8 million in the six months ended June 30, 2008 compared to an income tax expense of $3.2 million in the six months ended June 30, 2007. Our effective tax rates for the six month periods ended June 30, 2008 and 2007 were approximately 39% and 40%. The decrease in our effective tax rate in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due to the effect on our deferred tax assets of a 1% increase in the U.S. federal rate which we expect to apply to our 2008 full year taxable income.

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

We had cash and cash equivalents of $3.8 million at June 30, 2008 and $6.6 million at December 31, 2007. Our working capital increased by $9.1 million to $46.4 million at June 30, 2008 from working capital of $37.3 million at December 31, 2007. The increase in our working capital was primarily due to a $27.8 million decrease in accounts payable which resulted from the timing of vendor payables, partially offset by a $14.0 million decrease in our inventories and a $12.6 million increase in our outstanding borrowings on our line of credit.

In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of June 30, 2008, we had received a total of $6.4 million relating to our 2005, 2004 and 2003 claims under that program. We have filed our 2006 claim and are awaiting its results. We are in process with the preparation of our 2007 claim. As of June 30, 2008, we had an accrued receivable of $8.1 million related to these labor credits, and we expect to receive full payment under our labor credit claim.

Cash Flows from Operating Activities. Net cash used in operating activities was $24.6 million in the six months ended June 30, 2008 compared to net cash provided by operating activities of $2.5 million in the six months ended June 30, 2007. The $24.6 million of net cash used in operating activities in the six months ended June 30, 2008 was primarily due to a $39.2 million decrease in gross accounts payable which was related to timing of vendor payables, partially offset by a $14.0 million decrease in inventory reflecting seasonality. The $2.5 million of net cash provided by operating activities in the six months ended June 30, 2007 was primarily the result of the $4.9 million of net income from our operations, and the $3.2 million of deferred income taxes in the six months ended June 30, 2007, partially offset by a $5.2 million increase in accounts receivable primarily due to increased open account sales.

Cash Flows from Investing Activities. Net cash used in investing activities was $1.6 million in the six months ended June 30, 2008 compared to $0.9 million in the six months ended June 30, 2007, related to capital expenditures in each period. The $1.6 million of capital expenditures in the six months ended June 30, 2008 was primarily related to the creation of enhanced electronic tools for our account executives and sales support staff and leasehold improvements at our corporate headquarters. The $0.5 million of capital expenditures in the six months ended June 30, 2007 was primarily related to the creation of enhanced electronic tools for our account executives and sales support staff and the continued expansion of our Philippines office.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2008 was $23.5 million compared to net cash used in financing activities of $3.4 million for the six months ended June 30, 2007. The $23.5 million of net cash provided by financing activities for the six months ended June 30, 2008 was primarily due to  $12.6 million of net borrowings on our line of credit and an $11.1 million increase in our book overdraft, which was due to the timing of outstanding payments to vendors. The $3.4 million of net cash used in financing activities in the six months ended June 30, 2007 was primarily related to $24.1 million of net payments on our outstanding balance of our line of credit, partially offset by an $18.5 million increase in book overdraft and a $2.0 million net increase in our term note.

Line of Credit and Note Payable. We maintain an asset-based revolving credit facility, as amended from time to time, of up to $150 million from a lending unit of a large commercial bank. The credit facility provides for, among other things, (i) a credit limit of $130 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $130 million is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; (iii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iv) a maturity date of March 2011. As of June 30, 2008, we have not exceeded the $130 million credit limit described above. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the excess $20 million of credit in any future period. As a result, we may not be able to access the credit facility beyond its limit of $130 million.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At June 30, 2008, we had $66.5 million of net working capital advances outstanding under the line of credit. At June 30, 2008, the maximum credit line was $115 million and we had $43.7 million available to borrow for working capital advances under the line of credit. The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at June 30, 2008. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in October 2014. At June 30, 2008, we had $4.8 million outstanding under the amended term note. Our term note matures as follows: $387,500 in the remainder of 2008, $775,000 annually in each of the years 2009 through 2012 and $1.3 million thereafter.

At June 30, 2008, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 4.0%.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

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

•              our expectation regarding the possibility of additional integration and centralization of our recently acquired businesses and the impact on our operating segments;

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

•             our belief regarding the condition of our markets and the effect of seasonal trends and general economic conditions, as well as inflationary pressures, on our business and results of operations across all of our segments;

•             our expectations regarding applicable effective tax rates in future periods;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At June 30, 2008, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2008. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2008, we had $66.5 million outstanding under our line of credit and $4.8 million outstanding under our note payable. As of June 30, 2008, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.7 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of June 30, 2008, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple accounted for approximately 19% and 21% of our total net sales for the three months ended June 30, 2008 and 2007, respectively, and approximately 20% and 23% of our total net sales for the six months ended June 30, 2008 and 2007, respectively. Products manufactured by HP accounted for approximately 20% of our total net sales for each of the three month periods ended June 30, 2008 and 2007, respectively, and approximately 20% of our total net sales for each of the six month periods ended June 30, 2008 and 2007, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We are subject to intense price competition with respect to the products we sell. As a result, our gross margins have historically been narrow, and we expect them to continue to be narrow. Our narrow gross margins magnify the impact of variations in our operating costs and of adverse or unforeseen events on our operating results. Future increases in costs such as the cost of merchandise, wage levels, shipping rates, freight costs and fuel costs may negatively impact our margins and profitability. We are not always able to raise the sales price of our merchandise to offset cost increases. If we are unable to maintain our gross margins in the future, it could have a material adverse effect on our business, financial condition and results of operations. In addition, because price is an important competitive factor in our industry, we cannot assure you that we will not be subject to increased price competition in the future. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our gross margins, or that we will be able to compete effectively.

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

If goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

The purchase price allocation for our historical acquisitions resulted in a material amount allocated to goodwill and intangible assets. In accordance with GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We review the fair value of our goodwill and test it for impairment annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which could have a material adverse effect on our results of operations.

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

From time to time we receive claims and become subject to litigation, including consumer protection, employment, intellectual property and other litigation related to the conduct of our business. Additionally, we may from time to time institute legal proceedings against third parties to protect our interests. Any litigation that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such litigation. We cannot determine with any certainty the costs or outcome of pending or future litigation. Any such litigation may materially harm our business, results of operations and financial condition.

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

We seek to rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could cause us to incur significant expense to investigate and respond to a security breach and correct any problems caused by any breach, subject us to liability, damage our reputation and diminish the value of our brand-name.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2008, we issued an aggregate of 26,269 shares of our common stock upon the exercise of warrants pursuant to “cashless” or net exercises of such warrants by the holders thereof.  The warrants each had an exercise price of $1.59 per share.

We originally issued the warrants in June 2003.  Such warrants and our issuance of common stock upon the exercise thereof were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act. We relied on this exemption from registration based in part upon representations made by the holders of the warrants.

ITEM 6. EXHIBITS

Exhibit Number		Description

10.1	*	Summary of Executive Salary and Bonus Arrangements

10.2	*	Summary of Executive Bonus Plan

31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract, or compensatory plan or arrangement.

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: August 4, 2008	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

***

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number		Description

10.1	*	Summary of Executive Salary and Bonus Arrangements

10.2	*	Summary of Executive Bonus Plan

31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract, or compensatory plan or arrangement.