Form 10-Q
period 2008-09-30
PC MALL INC
filed 2008-11-10
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐     No ☒

As of November 5, 2008, the registrant had 13,422,931 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,275	$6,623
Accounts receivable, net of allowances of $4,204 and $4,653	166,599	159,362
Inventories, net	55,178	64,515
Prepaid expenses and other current assets	6,996	9,233
Deferred income taxes	4,849	4,698
Total current assets	237,897	244,431
Property and equipment, net	9,236	8,958
Deferred income taxes	6,320	2,728
Goodwill	20,958	26,912
Intangible assets, net	11,852	12,024
Other assets	864	1,182
Total assets	$287,127	$296,235
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$91,059	$110,786
Accrued expenses and other current liabilities	25,686	29,150
Deferred revenue	17,133	12,563
Line of credit	53,279	53,893
Notes payable – current	972	775
Total current liabilities	188,129	207,167
Notes payable and other long-term liabilities	4,657	4,644
Total liabilities	192,786	211,811
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,839,609 and 13,676,765 shares issued; and 13,422,931 and 13,260,087 shares outstanding, respectively	14	14
Additional paid-in capital	99,500	97,869
Treasury stock, at cost: 416,678 shares	(1,015)	(1,015)
Accumulated other comprehensive income	660	993
Accumulated deficit	(4,818)	(13,437)
Total stockholders’ equity	94,341	84,424
Total liabilities and stockholders’ equity	$287,127	$296,235

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$325,867	$287,688	$993,676	$807,426
Cost of goods sold	281,559	253,509	857,814	707,503
Gross profit	44,308	34,179	135,862	99,923
Selling, general and administrative expenses	39,112	28,413	118,666	84,315
Operating profit	5,196	5,766	17,196	15,608
Interest expense, net	806	800	2,943	2,530
Income before income taxes	4,390	4,966	14,253	13,078
Income tax expense	1,800	1,988	5,634	5,233
Net income	$2,590	$2,978	$8,619	$7,845
Basic and Diluted Earnings Per Common Share
Basic	$0.19	$0.24	$0.65	$0.63
Diluted	0.18	0.22	0.62	0.58
Weighted average number of common shares outstanding:
Basic	13,404	12,606	13,324	12,473
Diluted	14,014	13,715	13,995	13,604

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in-	Treasury	Accumulated Other Comprehensive	Accumulated
	Outstanding	Amount	Capital	Stock	Income	Deficit	Total
Balance at December 31, 2007	13,260	$14	$97,869	$(1,015)	$993	$(13,437)	$84,424
Stock option exercises, including related income tax benefit and restricted stock awards	163	—	593	—	—	—	593
Stock-based compensation expense	—	—	1,038	—	—	—	1,038
Subtotal	—	—	—	—	—	—	86,055
Net income	—	—	—	—	—	8,619	8,619
Translation adjustments	—	—	—	—	(333)	—	(333)
Comprehensive income	—	—	—	—	—	—	8,286
Balance at September 30, 2008	13,423	$14	$99,500	$(1,015)	$660	$(4,818)	$94,341

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$8,619	$7,845
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,258	2,962
Provision for deferred income taxes	1,288	5,233
Tax benefit related to stock option exercises	123	—
Excess tax benefit related to stock option exercises	(503)	—
Stock-based compensation	1,038	949
(Gain)/loss on disposal of fixed assets	(1)	49
Change in operating assets and liabilities:
Accounts receivable	(7,237)	(15,190)
Inventories	9,337	(4,028)
Prepaid expenses and other current assets	2,237	43
Other assets	515	499
Accounts payable	(25,506)	11,595
Accrued expenses and other current liabilities	(3,464)	(2,751)
Deferred revenue	4,570	1,940
Total adjustments	(13,345)	1,301
Net cash (used in) provided by operating activities	(4,726)	9,146
Cash Flows From Investing Activities
Purchases of property and equipment	(2,360)	(1,331)
Acquisition of SARCOM, net of cash acquired	—	(47,650)
Net cash used in investing activities	(2,360)	(48,981)
Cash Flows From Financing Activities
Net (payments) borrowings under notes payable	(581)	3,175
Net (payments) borrowings under line of credit	(614)	26,438
Change in book overdraft	5,405	12,533
Payments of obligations under capital lease	(112)	(118)
Payments for deferred financing costs	—	(275)
Proceeds from stock issued under stock option plans	470	856
Excess tax benefit related to stock option exercises	503	—
Net cash provided by financing activities	5,071	42,609
Effect of foreign currency on cash flow	(333)	1,189
Net change in cash and cash equivalents	(2,348)	3,963
Cash and cash equivalents at beginning of the period	6,623	5,836
Cash and cash equivalents at end of the period	$4,275	$9,799
Supplemental Cash Flow Information
Interest paid	$2,997	$2,460
Income taxes paid	1,761	3,021
Supplemental Non-Cash Investing and Financing Activities
Seller financed purchase of ERP system (Notes 5 and 10)	$903	$—
Goodwill related to acquisitions (Note 3)	374	389
SARCOM acquisition related (Note 3):
Fair value of assets acquired	—	$73,147
Cash Paid	—	(48,220)
Value of common stock issued (including redeemable common stock)	—	(6,188)
Liabilities assumed	$—	$18,739

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

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008, as amended and filed on April 29 and April 30, 2008, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 filed with the SEC on May 12, 2008 and August 5, 2008, respectively, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC from the end of our prior fiscal year through the date of this report.

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

2. Summary of New Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We believe that the adoption of FSP 142-3 will not have a significant impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 and establishes principles and requirements for (a) how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired business, (b) how an acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We cannot anticipate whether the adoption of SFAS 141R will have a material impact on our results of operations and financial condition as the impact will depend on the terms and nature of any business combination we enter into, if any, on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes the standards for accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements. SFAS 160 also provides guidance on accounting for changes in a parent’s ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary. SFAS 160 requires an entity to present minority interests as a component of equity and to present consolidated net income attributable to the parent and to the noncontrolling interest separately on the face of the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We believe that the adoption of SFAS 160 will not have a significant impact on our consolidated financial statements.

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

Subsequent to our initial recording of the preliminary purchase price allocation, we have refined our preliminary purchase price allocation relating to the SARCOM acquisition. As a result, as of September 30, 2008, we have adjusted our preliminary purchase price allocation to increase the amount allocated to long-term deferred tax assets by approximately $5.0 million to reflect acquired net operating losses in the SARCOM acquisition which begin to expire in 2023, increase various intangible assets by approximately $1.1 million, decrease goodwill by approximately $6.0 million, increase accounts payable by $0.4 million and increase cash by $0.2 million.

As of September 30, 2008, based on our final purchase price allocation, we have recorded the following assets and liabilities in our MME segment based on their estimated fair values at the date of acquisition (in thousands):

Total purchase price, adjusted	$54,408

Cash	768
Accounts receivable	27,728
Inventory	4,415
Other accounts receivable	3,172
Property and equipment, net	1,916
Other assets	6,162
Intangible assets:
Customer relationships	7,300
Trade names	5,200
Non-compete agreements	490
Total intangible assets	12,990
Total assets acquired	57,151

Accounts payable	(10,861)
Accrued liabilities	(6,588)
Deferred revenue	(2,338)
Total liabilities assumed	(19,787)

Total allocated to goodwill	$17,044

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

4. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of goodwill, by segment, was as follows (in thousands):

	SMB	MME	Public Sector	Consumer	Corporate & Other	Consolidated
Balance at December 31, 2007	$—	$22,998	$2,509	$1,405	$—	$26,912
Adjustments relating to purchase accounting	—	(5,954)	—	—	—	(5,954)
Balance at September 30, 2008	$—	$17,044	$2,509	$1,405	$—	$20,958

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At September 30, 2008				At December 31, 2007
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	7	$6,118	(1)	$629	$5,489	$6,118	(1)	$576	$5,542
Customer relationships	5	7,855		1,962	5,893	6,755		888	5,867
Software licenses	3	218		151	67	218		97	121
Maintenance contracts	Various (2)	143		134	9	143		127	16
Non-compete agreements	5	608		214	394	608		131	477
Other	5	32		32	—	32		31	1
Total intangible assets		$14,974		$3,122	$11,852	$13,874		$1,850	$12,024

(1)

Included in the total amount for “Patent, trademarks, & URLs” at September 30, 2008 and December 31, 2007 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

(2)	Amortization of these intangible assets relating to customer orders is based on actual performance of service.

Amortization expense for intangible assets was approximately $0.4 million and approximately $0.1 million for the three months ended September 30, 2008 and 2007 and approximately $1.3 million and approximately $0.4 million for the nine months ended September 30, 2008 and 2007.

Estimated amortization expense for intangible assets, excluding intangible assets based on customer orders, in each of the next five years and thereafter is as follows: $0.4 million in the remainder of 2008; $1.6 million in 2009; $1.5 million in 2010; $1.5 million in 2011; $1.2 million in 2012 and $0.4 million thereafter.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At September 30, 2008, we had $53.3 million of net working capital advances outstanding under the line of credit. At September 30, 2008, the maximum credit line was $115 million and we had $56.9 million available to borrow for working capital advances under the line of credit. Effective October 16, 2008, we elected to increase our maximum credit line to $130 million. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at September 30, 2008. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in October 2014. At September 30, 2008, we had $4.7 million outstanding under the amended term note. Our term note matures as follows: $193,750 in the remainder of 2008, $775,000 annually in each of the years 2009 through 2012 and $1.4 million thereafter.

At September 30, 2008, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 4.18%.

In June 2008, we entered into an agreement with a software solutions provider for the purchase of certain modules of a new ERP system, and will initiate the implementation during 2009 to upgrade our current ERP systems. The initial licensing cost of this software was approximately $0.9 million, which we financed over a five year term. As of September 30, 2008, $0.2 million and $0.7 million were included in “Notes payable — current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. See Note 10 below for more information.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Accounting for Uncertainty in Income Taxes

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” on January 1, 2007. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN 48. During the nine months ended September 30, 2008, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of September 30, 2008.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2003, and state income tax examinations for years following 2002. In addition, certain federal and state net operating loss carryforwards generated after 1997 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. In addition, we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. As such, potential common shares of approximately 682,000 and 125,000 for the three months ended September 30, 2008 and 2007, and approximately 531,000 and 63,000 for the nine months ended September 30, 2008 and 2007 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Three Months Ended September 30, 2008:
Basic EPS
Net income	$2,590	13,404	$0.19
Effect of dilutive securities
Dilutive effect of stock options	—	610
Diluted EPS
Adjusted net income	$2,590	14,014	$0.18
Three Months Ended September 30, 2007:
Basic EPS
Net income	$2,978	12,606	$0.24
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,109
Diluted EPS
Adjusted net income	$2,978	13,715	$0.22
Nine Months Ended September 30, 2008:
Basic EPS
Net income	$8,619	13,324	$0.65
Effect of dilutive securities
Dilutive effect of stock options	—	671
Diluted EPS
Adjusted net income	$8,619	13,995	$0.62
Nine Months Ended September 30, 2007:
Basic EPS
Net income	$7,845	12,473	$0.63
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,131
Diluted EPS
Adjusted net income	$7,845	13,604	$0.58

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$2,590	$2,978	$8,619	$7,845
Other comprehensive income (loss):
Foreign currency translation adjustments	(185)	446	(333)	1,189
Total comprehensive income	$2,405	$3,424	$8,286	$9,034

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

Our MME segment consists of sales made through our SARCOM, Inc. subsidiary, primarily to mid-market and enterprise sized businesses under the SARCOM and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

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

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	Consumer	Corporate & Other	Consolidated
Three Months Ended September 30, 2008
Net sales	$112,425	$113,415	$52,226	$47,812	$(11)	$325,867
Gross profit	14,198	19,313	5,051	5,694	52	44,308
Depreciation and amortization expense (1)	16	639	68	29	580	1,332
Operating profit (loss)	6,640	5,051	1,936	1,629	(10,060)	5,196

Three Months Ended September 30, 2007
Net sales	$130,703	$49,841	$48,443	$58,765	$(64)	$287,688
Gross profit	15,411	7,039	4,455	7,307	(33)	34,179
Depreciation and amortization expense (1)	23	150	100	35	685	993
Operating profit (loss)	8,334	1,289	1,540	2,134	(7,531)	5,766

Nine Months Ended September 30, 2008
Net sales	$373,004	$320,768	$124,732	$175,176	$(4)	$993,676
Gross profit	46,404	55,715	12,566	21,032	145	135,862
Depreciation and amortization expense (1)	49	2,020	192	85	1,912	4,258
Operating profit (loss)	22,048	13,270	3,549	7,253	(28,924)	17,196

Nine Months Ended September 30, 2007
Net sales	$393,459	$130,722	$111,613	$171,681	$(49)	$807,426
Gross profit	46,420	18,983	11,806	22,670	44	99,923
Depreciation and amortization expense (1)	42	346	321	108	2,146	2,963
Operating profit (loss)	24,830	4,411	3,147	7,559	(24,339)	15,608

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

10. Commitments and Contingencies

Commitments

Total rent expense under our operating leases, net of sublease income, was $1.5 million and $1.2 million for the three months ended September 30, 2008 and 2007, and $4.4 million and $3.5 million for the nine months ended September 30, 2008 and 2007. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

ERP Upgrade

In June 2008, we entered into an agreement with a software solutions provider for the purchase of certain modules of a new ERP system, and will initiate the implementation during 2009 to upgrade our current ERP systems. The initial licensing cost of this software was approximately $0.9 million, which we financed over a five year term. As of September 30, 2008, $0.2 million and $0.7 million were included in “Notes payable – current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. In addition, based on our initial estimates, which are subject to change, we expect to incur approximately $5.0 million related to the implementation of the ERP system and other extensions that are necessary to replace and upgrade our current ERP systems primarily in 2009 and 2010.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems, Inc. for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase will be financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our combined company and to provide a robust and efficient contact center. We expect to receive a majority of the Cisco equipment in 2008 and we expect to implement the Cisco equipment and contact center during the first half of 2009.

Legal Proceedings

Zekiya Whitmill and Lee Hanzy v. PC Mall Gov, Inc.

On July 6, 2007, Zekiya Whitmill and Lee Hanzy filed a purported class action lawsuit entitled Zekiya Whitmill and Lee Hanzy, individually and on behalf of others similarly situated, Plaintiffs, vs. PC Mall Gov, Inc., a Delaware corporation, and Does 1 through 200, inclusive, Defendants, Case No., BC373934 in the Superior Court of California, County of Los Angeles. The potential class consists of current and former account executives in California who worked for PC Mall Gov., Inc., one of our wholly-owned subsidiaries. The lawsuit alleges that PC Mall Gov. improperly classified members of the putative class as “exempt” employees and failed to provide putative class members with meal and rest breaks. The complaint in this action asserts the following three causes of action: (1) failure to pay wages, including overtime, in violation of California Labor Code sections 201 through 203, and section 1194(a); (2) failure to provide meal and rest periods in violation of California Labor Code section 226.7; and (3) violation of section 17200 of the California Business and Professions Code. The lawsuit seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. While the case was originally filed in Los Angeles Superior Court, on September 26, 2007, the Superior Court ordered the action to arbitration and stayed all proceedings in superior court. The case was settled as described below.

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

On July 28, 2008, the arbitrator granted the parties joint application for preliminary approval of the settlement and ordered notices and claim forms to be distributed to all class members. On October 7, 2008, the arbitrator granted final approval of the class action settlement, the incentive awards to plaintiffs and the award of attorneys’ fees and costs to class counsel. On October 8, 2008, the arbitrator also executed the proposed judgment dismissing the cases before JAMS with prejudice as against all class members.

On October 24 2008, the Superior Court confirmed the arbitrator’s award and entered judgment dismissing the actions with prejudice as against the plaintiffs and all class members. Based on the parties’ settlement agreement, we expect to distribute settlement funds to class members, class counsel and the plaintiffs in the first quarter of 2009, on the condition that no appeal to the approval of the settlement agreement is filed.

As a result of the settlement discussed above, during the second quarter of 2008, we recorded a charge of $0.8 million, which includes the settlement amount and other costs related to the lawsuit, and it is included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the nine months ended September 30, 2008.

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

11. Subsequent Event

On October 27, 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. The repurchase of our common stock will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

* * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008, as amended and filed on April 29 and April 30, 2008, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 filed with the SEC on May 12, 2008 and August 5, 2008, respectively, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC from the end of our prior fiscal year through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

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

Our MME segment consists of sales made through our SARCOM, Inc. subsidiary, primarily to mid-market and enterprise sized businesses under the SARCOM and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

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

A substantial portion of our business is dependent on sales of Apple and Apple-related products, HP products, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 15% and 21% of our consolidated net sales in the three months ended September 30, 2008 and 2007, and 18% and 22% in the nine months ended September 30, 2008 and 2007. Products manufactured by HP represented 19% and 18% of our consolidated net sales in the three months ended September 30, 2008 and 2007, and 20% and 19% in the nine months ended September 30, 2008 and 2007.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, which we incorporate herein by reference.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$325,867	$287,688	$993,676	$807,426
Cost of goods sold	281,559	253,509	857,814	707,503
Gross profit	44,308	34,179	135,862	99,923
Selling, general and administrative expenses	39,112	28,413	118,666	84,315
Operating profit	5,196	5,766	17,196	15,608
Interest expense, net	806	800	2,943	2,530
Income before income taxes	4,390	4,966	14,253	13,078
Income tax expense	1,800	1,988	5,634	5,233
Net income	$2,590	$2,978	$8,619	$7,845

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.4	88.1	86.3	87.6
Gross profit	13.6	11.9	13.7	12.4
Selling, general and administrative expenses	12.0	9.9	12.0	10.5
Operating profit	1.6	2.0	1.7	1.9
Interest expense, net	0.3	0.3	0.3	0.3
Income before income taxes	1.3	1.7	1.4	1.6
Income tax expense	0.5	0.7	0.5	0.6
Net income	0.8%	1.0%	0.9%	1.0%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change
	2008	2007	$	%
SMB	$112,425	$130,703	$(18,278)	(14)%
MME	113,415	49,841	63,574	128
Public Sector	52,226	48,443	3,783	8
Consumer	47,812	58,765	(10,953)	(19)
Corporate and Other	(11)	(64)	53	NMF (1)
Consolidated net sales	$325,867	$287,688	$38,179	13%

(1)	Not meaningful.

Our consolidated net sales for the third quarter of 2008 were $325.9 million, a $38.2 million or 13% increase from consolidated net sales of $287.7 million in the third quarter of 2007.

Our MME segment net sales increased by $63.6 million, or 128%, to $113.4 million in the third quarter of 2008 from $49.8 million in the third quarter of 2007. The increase in MME segment net sales was primarily due to the inclusion of SARCOM results in the third quarter of 2008, which contributed net sales of $64.2 million, and strong growth in our legacy MME business. Excluding the impact of the $64.2 million of SARCOM net sales, our MME net sales increased 18% to $49.2 million in the third quarter of 2008 from $41.9 million in the third quarter of 2007.

Our Public Sector segment net sales increased by $3.8 million, or 8%, in the third quarter of 2008 to $52.2 million from $48.4 million in the third quarter of 2007. This increase was primarily due to sales realized under existing contracts in our state and local (“SLED”) business and an increase in transactional sales in our federal government business.

Net sales in the third quarter of 2008 for our SMB segment decreased by $18.3 million, or 14%, to $112.4 million from $130.7 million in the third quarter of 2007 primarily due to continued softening in IT spending by small and medium sized businesses in North America and an $8.0 million decrease in lower margin volume iPod sales to certain customers.

Our Consumer segment net sales decreased by $11.0 million, or 19%, to $47.8 million in the third quarter of 2008 compared to $58.8 million in the third quarter of 2007. We believe this decrease was primarily due to continued softening in consumer spending and the timing of the recently announced Apple notebook transition.

Gross Profit (Loss) and Gross Profit Margin. The following table presents our gross profit (loss) and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		Gross Profit	Gross Profit	Gross Profit	Change
	Gross Profit	Margin	(Loss)	Margin	$	Margin
SMB	$14,198	12.6%	$15,411	11.8%	$(1,213)	0.8%
MME	19,313	17.0	7,039	14.1	12,274	2.9
Public Sector	5,051	9.7	4,455	9.2	596	0.5
Consumer	5,694	11.9	7,307	12.4	(1,613)	(0.5)
Corporate and Other	52	NMF	(33)	NMF	85	NMF
Consolidated gross profit and gross profit margin	$44,308	13.6%	$34,179	11.9%	$10,129	1.7%

Consolidated gross profit for the third quarter of 2008 was $44.3 million compared to $34.2 million in the third quarter of 2007, a $10.1 million or 30% increase. Consolidated gross profit margin was 13.6% in the third quarter of 2008 compared to 11.9% in the third quarter of 2007.

Gross profit for our MME segment increased by $12.3 million, or 174%, to $19.3 million in the third quarter of 2008 compared to $7.0 million in the third quarter of 2007, and gross profit margin increased by 290 basis points to 17.0% in the third quarter of 2008 compared to 14.1% in the third quarter of 2007. The increase in MME gross profit was primarily due to the increase in MME sales in the third quarter of 2008 as discussed above. The increase in MME gross profit margin was due to a favorable increase in the mix of services in our legacy MME business in the third quarter of 2008 and an increase in sales of certain software licenses by SARCOM, which are recorded on a net basis.

Gross profit for our Public Sector segment increased by $0.6 million, or 13%, to $5.1 million in the third quarter of 2008 compared to $4.5 million in the third quarter of 2007, and gross profit margin increased by 50 basis points to 9.7% in the third quarter of 2008 compared to 9.2% in the third quarter of 2007. The increase in our Public Sector segment gross profit and gross profit margin was primarily due to our product mix.

Gross profit for our Consumer segment decreased by $1.6 million, or 22%, to $5.7 million in the third quarter of 2008 compared to $7.3 million in the third quarter of 2007, and gross profit margin decreased by 50 basis points to 11.9% in the third quarter of 2008 compared to 12.4% in the third quarter of 2007. The decrease in our Consumer gross profit and gross profit margin was primarily the result of decreased sales as discussed above and aggressive competitive pricing which we believe was also the result of continued softening in consumer spending.

Gross profit for our SMB segment decreased by $1.2 million, or 8%, to $14.2 million in the third quarter of 2008 compared to $15.4 million in the third quarter of 2007, resulting primarily from decreased sales discussed above. Gross profit margin for SMB increased by 80 basis points to 12.6% in the third quarter of 2008 compared to 11.8% in the third quarter of 2007 primarily due to an improvement in product mix and a reduction in lower margin volume iPod sales to certain customers, partially offset by pricing pressure in certain product categories.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2008			2007
		Operating			Operating
	Operating	Profit		Operating	Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$6,640	5.9%		$8,334	6.4%		$(1,694)	(0.5)%
MME	5,051	4.5		1,289	2.6		3,762	1.9
Public Sector	1,936	3.7		1,540	3.2		396	0.5
Consumer	1,629	3.4		2,134	3.6		(505)	(0.2)
Corporate and Other	(10,060)	(3.1	)(1)	(7,531)	(2.6	)(1)	(2,529)	(0.5	)(1)
Consolidated operating profit and operating profit margin	$5,196	1.6%		$5,766	2.0%		$(570)	(0.4)%

(1)

Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit decreased by $0.6 million, or 10%, to $5.2 million in the third quarter of 2008 compared to $5.8 million in the third quarter of 2007. Consolidated operating profit margin for the third quarter of 2008 was 1.6% compared to 2.0% in the third quarter of 2007, a decrease of 40 basis points.

Our MME segment operating profit in the third quarter of 2008 increased by $3.8 million, or 292%, to $5.1 million compared to $1.3 million in the third quarter of 2007. The improvement was primarily due to the increase in MME gross profit discussed above, partially offset by a $6.4 million increase in MME personnel costs. The increase in MME personnel costs was primarily due to the addition of SARCOM personnel as well as an investment in sales account executives in both SARCOM and our legacy MME business.

Operating profit in the third quarter of 2008 for our Public Sector segment increased by $0.4 million, or 26%, to $1.9 million compared to $1.5 million in the third quarter of 2007. The increase was primarily due to the increase in gross profit discussed above, partially offset by increased personnel costs driven by an investment in sales account executives.

Operating profit in the third quarter of 2008 for our SMB segment decreased by $1.7 million, or 20%, to $6.6 million compared to $8.3 million in the third quarter of 2007. The decrease was primarily due to the decrease in gross profit discussed above, an increase in SMB personnel costs and an increase in bad debt expense. The increase in SMB personnel costs was primarily due to our investment in SMB account executive headcount for future growth and a reduction in our Canadian labor subsidy under a new program which began in January 2008.

Operating profit in the third quarter of 2008 for our Consumer segment decreased by $0.5 million, or 24%, to $1.6 million compared to $2.1 million in the third quarter of 2007 primarily due to the decrease in gross profit discussed above, partially offset by a decrease in operating expenses including a $0.5 million reduction in advertising expenditures, a $0.4 million reduction in credit card related costs and a $0.2 million reduction in personnel costs.

Corporate and Other selling, general and administrative (“SG&A”) expenses increased by $2.6 million, or 34%, to $10.1 million in the third quarter of 2008 from $7.5 million in the third quarter of 2007. Corporate and Other SG&A expenses include legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments. The $2.6 million increase in the third quarter of 2008 was primarily due to a $1.6 million increase in personnel costs resulting from investments in our marketing, information technology and credit departments, which includes $0.6 million of centralization of certain resources from our MME segment, a $0.4 million increase in professional and consulting fees, much of which we do not expect to reoccur, and a $0.3 million impact from foreign exchange transactions. As a percent of consolidated net sales, Corporate and Other operating profit margin decreased by 50 basis points in the third quarter of 2008 to (3.1)% compared to (2.6)% in the third quarter of 2007 due to the increased Corporate and Other SG&A expenses discussed above.

Net Interest Expense. Total net interest expense for each of the third quarters of 2008 and 2007 were $0.8 million. Interest expense in the third quarter of 2008 was impacted by increased average outstanding borrowings primarily due to financing required for the SARCOM acquisition, but was offset by a decrease in our average effective borrowing rate in the third quarter of 2008 compared to the third quarter of 2007.

Income Tax Expense. We recorded an income tax expense of $1.8 million in the third quarter of 2008 compared to an income tax expense of $2.0 million in the third quarter of 2007. Our effective tax rates for the quarters ended September 30, 2008 and 2007 were approximately 41% and 40%. The increase in our effective tax rate in the third quarter of 2008 compared to the third quarter of 2007 was due to the effect on our deferred tax assets of a 1% increase in the U.S. federal income tax rate which we expect to apply to our 2008 full year taxable income.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Change
	2008	2007	$	%
SMB	$373,004	$393,459	$(20,455)	(0.5)%
MME	320,768	130,722	190,046	145
Public Sector	124,732	111,613	13,119	12
Consumer	175,176	171,681	3,495	2
Corporate and Other	(4)	(49)	45	NMF
Consolidated net sales	$993,676	$807,426	$186,250	23%

Our consolidated net sales for the nine months ended September 30, 2008 were $993.7 million, a $186.3 million or 23% increase from consolidated net sales of $807.4 million in the nine months ended September 30, 2007.

Our MME segment net sales increased by $190.0 million, or 145%, to $320.8 million in the nine months ended September 30, 2008 from $130.7 million in the nine months ended September 30, 2007. The increase in MME segment net sales was primarily due to the inclusion of SARCOM results in the nine months ended September 30, 2008, which contributed net sales of $179.6 million, and strong growth in our legacy MME business. Excluding the impact of the $179.6 million of SARCOM net sales, net sales in our MME business increased 15% to $141.2 million in the nine months ended September 30, 2008 from $122.8 million in the nine months ended September 30, 2007.

Our Public Sector segment net sales in the nine months ended September 30, 2008 were $124.7 million compared to $111.6 million in the nine months ended September 30, 2007, an increase of $13.1 million or 12%. This increase was primarily due to contract wins in the first half of the year in our SLED business and an increase in transactional sales in our federal government business.

Our Consumer segment net sales increased by $3.5 million, or 2%, in the nine months ended September 30, 2008 to $175.2 million compared to $171.7 million in the nine months ended September 30, 2007. This increase was primarily due to the overall strength in the market for Apple products and our aggressive consumer promotions, partially offset by what we believe is continued softening in consumer spending and the timing of the recently announced Apple notebook transition.

Our SMB segment net sales in the nine months ended September 30, 2008 decreased by $20.5 million, or 5% to $373.0 million from $393.5 million in the nine months ended September 30, 2007, primarily due to continued softening in IT spending by small and medium sized businesses in North America and a $10.0 million decrease in lower margin volume iPod sales to certain customers.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2008		2007
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$46,404	12.4%	$46,420	11.8%	$(16)	0.6%
MME	55,715	17.4	18,983	14.5	36,732	2.9
Public Sector	12,566	10.1	11,806	10.6	760	(0.5)
Consumer	21,032	12.0	22,670	13.2	(1,638)	(1.2)
Corporate and Other	145	NMF	44	NMF	101	NMF
Consolidated gross profit and gross profit margin	$135,862	13.7%	$99,923	12.4%	$35,939	1.3%

Consolidated gross profit for the nine months ended September 30, 2008 was $135.9 million compared to $99.9 million in the nine months ended September 30, 2007, a $35.9 million or 36% increase. Consolidated gross profit margin was 13.7% in the nine months ended September 30, 2008 compared to 12.4% in the nine months ended September 30, 2007.

Gross profit for our MME segment increased by $36.7 million, or 193%, to $55.7 million in the nine months ended September 30, 2008 compared to $19.0 million in the nine months ended September 30, 2007, and gross profit margin increased by 290 basis points to 17.4% in the nine months ended September 30, 2008 compared to 14.5% in the nine months ended September 30, 2007. The increase in MME gross profit was primarily due to the increase in MME sales during the nine months ended September 30, 2008 as discussed above. The increase in MME gross profit margin was due to a favorable increase in the mix of services in our legacy MME business in the nine months ended September 30, 2008 and an increase in sales of certain software licenses by SARCOM, which are recorded on a net basis.

Gross profit for our Public Sector segment increased by $0.8 million, or 6%, to $12.6 million in the nine months ended September 30, 2008 compared to $11.8 million in the nine months ended September 30, 2007, and gross profit margin decreased by 50 basis points to 10.1% in the nine months ended September 30, 2008 compared to 10.6% in the nine months ended September 30, 2007. The increase in our Public Sector gross profit was primarily due to the increased sales discussed above. The decrease in Public Sector segment gross profit margin was primarily due to the loss of a state contract under which we provided contractual licensing products recorded on a net basis, partially offset by a favorable product mix with higher margins.

Gross profit for our Consumer segment for the nine months ended September 30, 2008 was $21.0 million compared to $22.7 million in the nine months ended September 30, 2007, a decrease of $1.6 million or 7%. Gross profit margin for our Consumer segment decreased by 120 basis points to 12.0% in the nine months ended September 30, 2008 compared to 13.2% in the nine months ended September 30, 2007. The decrease in our Consumer segment gross profit and gross profit margin was primarily the result of increased sales of lower margin consumer CPUs, increased promotional activities, and aggressive competitive pricing which we believe was the result of continued softening in consumer spending.

Gross profit for our SMB segment remained relatively flat at $46.4 million in each of the nine months ended September 30, 2008 and 2007. SMB segment gross profit margin increased by 60 basis points to 12.4% in the nine months ended September 30, 2008 compared to 11.8% in the nine months ended September 30, 2007. The increases in SMB gross profit margin resulted primarily from an improvement in product mix, decreased sales of lower margin volume iPod sales to certain customers and increased performance on key products generating increased vendor consideration, partially offset by pricing pressure in certain product categories.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2008			2007
		Operating			Operating
	Operating	Profit		Operating	Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$22,048	5.9%		$24,830	6.3%		$(2,782)	(0.4)%
MME	13,270	4.1		4,411	3.4		8,859	0.7
Public Sector	3,549	2.8		3,147	2.8		402	—
Consumer	7,253	4.1		7,559	4.4		(306)	(0.3)
Corporate and Other	(28,924)	(2.9	)(1)	(24,339)	(3.0	)(1)	(4,585)	0.1 (1)
Consolidated operating profit and operating profit margin	$17,196	1.7%		$15,608	1.9%		$1,588	(0.2)%

(1)

Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the nine months ended September 30, 2008 increased by $1.6 million, or 10%, to $17.2 million compared to $15.6 million in the nine months ended September 30, 2007. Consolidated operating profit margin for the nine months ended September 30, 2008 was 1.7% compared to 1.9% in the nine months ended September 30, 2007, a decrease of 20 basis points. Consolidated operating profit and operating profit margin in the nine months ended September 30, 2008 were impacted by a $0.8 million charge related to a lawsuit settlement.

Our MME segment operating profit in the nine months ended September 30, 2008 increased by $8.9 million, or 201%, to $13.3 million compared to $4.4 million in the nine months ended September 30, 2007. The increase was primarily due to the increase in MME gross profit discussed above, partially offset by a $20.8 million increase in MME personnel costs, which was due primarily to the addition of SARCOM personnel as well as investment in sales account executives in our legacy MME business, a $1.7 million increase in depreciation and amortization primarily relating to the SARCOM acquisition, a $1.1 million increase in travel related costs, a $1.0 million increase in lease costs primarily relating to the acquisition of SARCOM and a $0.7 million increase in telecommunications costs.

Operating profit in the nine months ended September 30, 2008 for our Public Sector segment was $3.5 million compared to $3.1 million in the nine months ended September 30, 2007. Public Sector segment operating profit in the nine months ended September 30, 2008 was affected primarily by the increase in Public Sector gross profit discussed above, partially offset by a $0.5 million increase in personnel costs.

Operating profit in the nine months ended September 30, 2008 for our SMB segment decreased by $2.8 million, or 11%, to $22.0 million compared to $24.8 million in the nine months ended September 30, 2007. The decrease was primarily due to a $2.7 million increase in SMB personnel costs and a $1.0 million increase in bad debt expense, partially offset by a $0.3 million decrease in credit card related fees and a $0.2 million decrease in advertising expenditures. The increase in SMB personnel costs was primarily due to our investment in SMB account executive headcount for future growth and a reduction in our Canadian labor subsidy under a new program which began in January 2008.

Operating profit in the nine months ended September 30, 2008 for our Consumer segment decreased by $0.3 million to $7.3 million compared to $7.6 million in the nine months ended September 30, 2007. The decrease in Consumer segment operating profit was primarily due to the decrease in Consumer segment gross profit discussed above and a $0.2 million increase in facility related fees, partially offset by a $1.0 million decrease in advertising expenditures and a $0.1 million decrease in personnel costs.

Corporate and Other SG&A expenses increased by $4.6 million, or 19%, to $28.9 million in the nine months ended September 30, 2008 from $24.3 million in the nine months ended September 30, 2007. This increase was primarily due to a $3.6 million increase in personnel costs resulting from investments in our marketing, information technology and credit departments, which includes $0.6 million of centralization of certain resources from our MME segment, a $0.8 million lawsuit settlement charge and a $0.5 million impact from foreign exchange transactions, partially offset by a $0.6 million decrease in facility related costs. As a percent of consolidated net sales, Corporate and Other operating profit margin improved by 10 basis points to (2.9)% in the nine months ended September 30, 2008 compared to (3.0)% in the nine months ended September 30, 2007 primarily due to the increase in sales resulting from the addition of SARCOM without a corresponding increase in Corporate and Other SG&A expenses.

Net Interest Expense. Total net interest expense for the nine months ended September 30, 2008 increased to $2.9 million compared with $2.5 million in the nine months ended September 30, 2007. The increase in interest expense resulted from increased average outstanding borrowings primarily due to financing required for the SARCOM acquisition, partially offset by a decrease in our average effective borrowing rate in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Income Tax Expense. We recorded an income tax expense of $5.6 million in the nine months ended September 30, 2008 compared to an income tax expense of $5.2 million in the nine months ended September 30, 2007. Our effective tax rates for each of the nine month periods ended September 30, 2008 and 2007 were approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in a new ERP system and an upgrade of our current infrastructure during 2009 and 2010, possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. Our efforts to focus on SMB, MME and Public Sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer products. In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as optimizing our offshore operations, in an effort to reduce our costs.

On October 27, 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. The repurchase of our common stock will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

There has been weakening in the global economic environment, coupled with disruptions in the capital and credit markets. Continued problems in these areas could have a negative impact on our ability to obtain financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. At this time, we believe that our liquidity has not been materially impacted by the current credit environment and we do not expect that we will be materially impacted in the near future. However, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $4.3 million at September 30, 2008 and $6.6 million at December 31, 2007. Our working capital increased by $12.5 million to $49.8 million at September 30, 2008 from working capital of $37.3 million at December 31, 2007. The increase in our working capital was primarily due to a $19.7 million decrease in accounts payable which resulted from the timing of vendor payables and a $7.2 million increase in accounts receivable, partially offset by a $9.3 million decrease in our inventories and a $4.6 million increase in deferred revenue.

In June 2003, we established a Canadian call center serving the U.S. market and have received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of September 30, 2008, we had received a total of $9.7 million relating to our 2006, 2005, 2004 and 2003 claims under that program. We are in process with the preparation and filing of our 2007 claim. As of September 30, 2008, we had an accrued receivable of $4.9 million related to these labor credits, and we expect to receive full payment under our labor credit claim.

Cash Flows from Operating Activities. Net cash used in operating activities was $4.7 million in the nine months ended September 30, 2008 compared to net cash provided by operating activities of $9.1 million in the nine months ended September 30, 2007. The $4.7 million of net cash used in operating activities in the nine months ended September 30, 2008 was primarily due to a $25.5 million decrease in gross accounts payable which was related to timing of vendor payables and a $7.2 million increase in accounts receivable which was primarily due to an increase in SARCOM receivables, partially offset by a $9.3 million decrease in inventory reflecting seasonality, the $8.6 million of net income from our operations and a $4.6 million increase in deferred revenue. The $9.1 million of net cash provided by operating activities in the nine months ended September 30, 2007 was primarily the result of the $11.6 million increase in accounts payable related to the increase in our sales during such period and the timing of our vendor payables and the $7.8 million of net income from our operations, partially offset by a $15.2 million increase in accounts receivable primarily due to increased open account sales.

Cash Flows from Investing Activities. Net cash used in investing activities was $2.4 million in the nine months ended September 30, 2008 compared to $49.0 million in the nine months ended September 30, 2007. The $2.4 million of net cash used in investing activities in the nine months ended September 30, 2008 was primarily related to capital expenditures for the creation of enhanced electronic tools for our account executives and sales support staff and leasehold improvements at our corporate headquarters and our Philippines office. The $49.0 million of capital expenditures in the nine months ended September 30, 2007 resulted from our payment of $47.7 million related to the acquisition of SARCOM in September 2007 and $1.3 million of capital expenditures relating to the creation of enhanced electronic tools for our account executives and sales support staff and the continued expansion of our Philippines office.

Cash Flows from Financing Activities. Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2008 and $42.6 million for the nine months ended September 30, 2007. The $5.1 million of net cash provided by financing activities for the nine months ended September 30, 2008 was primarily due to $5.4 million of net increase in our book overdraft, which was due to the timing of outstanding payments to vendors. The $42.6 million of net cash provided by financing activities in the nine months ended September 30, 2007 was primarily related to financing required to fund the cash portion of the purchase price of SARCOM in the amount of approximately $48 million which, net of payments made on the outstanding balance of our line of credit, resulted in a net increase of $26.4 million in our line of credit. Net cash provided by financing activities in the nine months ended September 30, 2007 was also related to a $12.5 million increase in book overdraft, which was due to timing of outstanding payments to vendors.

Line of Credit and Notes Payable. We maintain an asset-based revolving credit facility, as amended from time to time, of up to $150 million from a lending unit of a large commercial bank. The credit facility provides for, among other things, (i) a credit limit of $130 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $130 million is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; (iii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iv) a maturity date of March 2011.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At September 30, 2008, we had $53.3 million of net working capital advances outstanding under the line of credit. At September 30, 2008, the maximum credit line was $115 million and we had $56.9 million available to borrow for working capital advances under the line of credit. Effective October 16, 2008, we elected to increase our maximum credit line to $130 million. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at September 30, 2008. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in October 2014. At September 30, 2008, we had $4.7 million outstanding under the amended term note. Our term note matures as follows: $193,750 in the remainder of 2008, $775,000 annually in each of the years 2009 through 2012 and $1.4 million thereafter.

At September 30, 2008, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 4.18%.

In June 2008, we entered into an agreement with a software solutions provider for the purchase of certain modules of a new ERP system, and will initiate the implementation during 2009 to upgrade our current ERP systems. The initial licensing cost of this software was approximately $0.9 million, which we financed over a five year term. As of September 30, 2008, $0.2 million and $0.7 million were included in “Notes payable – current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

ERP Upgrade

In June 2008, we entered into an agreement with a software solutions provider for the purchase of certain modules of a new ERP system, and will initiate the implementation during 2009 to upgrade our current ERP systems. The initial licensing cost of this software was approximately $0.9 million, which we financed over a five year term. As of September 30, 2008, $0.2 million and $0.7 million were included in “Notes payable – current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. In addition, based on our initial estimates, which are subject to change, we expect to incur approximately $5.0 million related to the implementation of the ERP system and other extensions that are necessary to replace and upgrade our current ERP systems primarily in 2009 and 2010.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems, Inc. for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase will be financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our combined company and to provide a robust and efficient contact center. We expect to receive a majority of the Cisco equipment in 2008 and we expect to implement the Cisco equipment and contact center during the first half of 2009.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

•             our belief regarding the condition of our industry, the impact of consumer spending patterns, and the effect of seasonal trends and changing general economic conditions, as well as inflationary pressures, on our business and results of operations across all of our segments;

•              our expectation regarding the integration and centralization of our recently acquired businesses and the impact on our operating segments;

•             our acquisition strategy and the impact of any past or future acquisitions;

•             the impact of acquisitions on our financial condition, liquidity and our future cash flows and earnings;

•             our ability to execute our business strategy;

•             the availability of financing from the private or public capital or debt markets;

•             our competitive advantages and growth opportunities;

•             our expectations regarding the timing and costs of upgrades to our communications infrastructure and our ERP system;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At September 30, 2008, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2008. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2008, we had $53.3 million outstanding under our line of credit and $4.7 million outstanding under our note payable. As of September 30, 2008, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.6 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of September 30, 2008, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple accounted for approximately 15% and 21% of our total net sales for the three months ended September 30, 2008 and 2007, respectively, and approximately 18% and 22% of our total net sales for the nine months ended September 30, 2008 and 2007, respectively. Products manufactured by HP accounted for approximately 19% and 18% of our total net sales for each of the three month periods ended September 30, 2008 and 2007, respectively, and approximately 20% and 19%of our total net sales for each of the nine month periods ended September 30, 2008 and 2007, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

One element of our business strategy involves expansion through the acquisition of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business, including challenges we may face in connection with our recent acquisition of SARCOM. No assurance can be given that the benefits or synergies we may expect from the acquisition of companies or businesses will be realized to the extent or in the time frame we anticipate. We may lose key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans. In addition, acquisitions may involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and management information (ERP) systems, changing relationships with customers, suppliers and strategic partners, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of acquired companies or otherwise related to the acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions may require large one-time charges and can result in increased debt or other contingent liabilities, adverse tax consequences, deferred compensation charges, the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, and the refinement or revision of fair value acquisition estimates following the completion of acquisitions, any of which items could negatively impact our business, financial condition and results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline.

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

•             revisions or refinements of fair value estimates relating to acquisitions or other business combinations;

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

There has been weakening in the global economic environment, coupled with disruptions in the capital and credit markets. Continued problems in these areas could have a negative impact on our ability to obtain financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. To the extent we seek additional financing from public or private debt or equity issuances, there can be no assurance that such financing will be available at acceptable terms, if at all. There can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

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

An important element of our business strategy is to increasingly focus on SMB, MME and Public Sector sales. As a result of the recent financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. These developments could also increase the risk of uncollectible accounts receivable from our customers.  During the last economic downturn in the U.S. and elsewhere, SMB, MME and Public Sector entities generally reduced, often substantially, their rate of information technology spending. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could hinder our growth.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could negatively impact our business, operating results and financial condition.

Business customers who qualify are provided credit terms and while we monitor individual customer payment capability and maintain reserves we believe are adequate to cover exposure for doubtful accounts, we have exposure to credit risk in the event that customers fail to meet their payment obligations. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to meet their payment obligations to us could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

We are subject to risks arising from adverse changes in domestic and global economic conditions. For example, as a result of the recent financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. If economic growth in the United States and other countries’ economies is slowed, consumer and business spending rates could be significantly reduced. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition. Weak general economic conditions, along with uncertainties in political conditions could adversely impact our revenue, expenses and growth rate. In addition, our revenue, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or geopolitical conditions.

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

Our ability to analyze data derived from our management information (ERP) systems, including our telephone system, to increase product promotions, manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis and to maintain cost-efficient operations, is dependent upon the quality and utilization of the information generated by our management information systems. We regularly upgrade our management information system hardware and software to better meet the information requirements of our users, and believe that to remain competitive, it will be necessary for us to upgrade our management information systems on a regular basis in the future. We currently operate our management information systems using an HP3000 Enterprise System and are in the process of implementing a substantial upgrade to our ERP system. In addition to the costs associated with upgrading our existing systems, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures which could impair our ability to receive, process, ship and bill for orders in a timely manner. We do not currently have a redundant or back-up telephone system, nor do we have complete redundancy for our management information systems. Any interruption in our management information systems, including those caused by natural disasters, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to provide satisfactory customer service, we could lose customers or fail to attract new customers.

Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, upgrading our management information systems, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Furthermore, we may be unable to attract and retain adequate numbers of competent customer service representatives and relationship managers for our business customers, each of which is essential in creating a favorable interactive customer experience. If we are unable to continually provide adequate staffing and training for our customer service operations, our reputation could be seriously harmed and we could lose customers or fail to attract new customers. In addition, if our e-mail and telephone call volumes exceed our present system capacities, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Because our success depends largely on keeping our customers satisfied, any failure to provide high levels of customer service would likely impair our reputation and decrease our revenues.

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

•             litigation developments; and

•             general economic and market conditions or other economic factors unrelated to our performance, including disruptions in the capital and credit markets.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the stockholders held on July 25, 2008, the following matters were submitted to a vote of the stockholders of PC Mall, Inc.:

1. The re-election as directors of Frank F. Khulusi, Thomas A. Maloof, Ronald B. Reck and Paul C. Heeschen, all of whom were re-elected at the annual meeting. The directors received the following votes:

	FOR	WITHHELD
Frank F. Khulusi	8,658,133	3,118,331
Thomas A. Maloof	11,343,469	432,995
Ronald B. Reck	11,343,469	432,995
Paul C. Heeschen	11,343,469	432,995

2. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

	FOR	AGAINST	ABSTENTIONS
Appointment of Independent Registered Public Accounting Firm	11,680,543	89,120	6,801

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: November 10, 2008	By:	/s/ Brandon H. LaVerne
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