Form 10-K
period 2008-12-31
PC MALL INC
filed 2009-03-16
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(310) 354-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

      As of June 30, 2008, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $153.1 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2009, the registrant had 12,681,300 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

•             our expectations regarding economic uncertainties;

•             our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future advertising levels and the effect on consumer sales;

•             our expectations regarding our working capital, liquidity, cash flows from operations and the terms of our credit facility;

•             our belief regarding financing of repurchases of our common stock;

•             our plans for our growth strategy, capital needs and future financing;

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

•             our expectations regarding the impact of accounting pronouncements; and

•             our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update any forward-looking statement or other information contained herein to reflect new information, events or circumstances after the date hereof.

***

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

While we provide comprehensive solutions for our customers’ technology needs, our business model also provides significant value to technology manufacturers. Through us they are able to reach multiple customer segments, including consumers, small and medium sized businesses, large enterprise businesses, and to state, local and federal governments and educational institutions. Our model not only provides the manufacturer with a vehicle to reach those many prospective customers, but also enables an efficient supply chain and support mechanism by using a combination of direct marketing, centralized selling and support, and centralized product fulfillment. Our experience and expertise in marketing and ecommerce allows us to efficiently reach and capture customers across all segments, while our scale and our centralized model allow us to efficiently deploy a one-to-many selling and delivery model.

In the first quarter of 2008, following the completion of our acquisition of Sarcom, Inc. (“SARCOM”) in September 2007, which is discussed below, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we now refer to as SMB, MME, Public Sector and Consumer. Our new segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

Our SMB segment consists of sales made through our PC Mall Sales, Inc. subsidiary, primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force.

Our MME segment consists of sales made through our SARCOM subsidiary, primarily to mid-market and enterprise-sized businesses under the SARCOM and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

Our Public Sector segment consists of sales made through our PC Mall Gov, Inc. (“PC Mall Gov”) subsidiary, made primarily to federal, state, and local governments, as well as educational institutions, utilizing an outbound phone and field relationship based selling model.

Our Consumer segment consists of sales made through our consumer subsidiary primarily to consumer and very small business customers under our MacMall and OnSale brands, generally utilizing a web-based and traditional direct marketing model.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase.

Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. As of December 31, 2008, we had repurchased a total of 741,631 shares of our common stock under this new program for an aggregate cost of $2.6 million.

In September 2007, we completed the acquisition of SARCOM, a provider of advanced technology solutions, for an initial total purchase price of approximately $55.7 million, including transaction costs, comprised of approximately $48.2 million in cash and approximately $7.5 million in shares of our common stock. The purchase price was subsequently adjusted down by $2.1 million as a result of a final net asset value adjustment entered into on November 6, 2007, under which the sellers tendered back to us approximately 122,478 shares of our common stock previously issued to them.

SARCOM, headquartered in Columbus, Ohio, has served the mid-market and enterprise market for over 20 years and currently specializes in providing enterprise hardware and software solutions, procurement solutions and a full range of professional and managed services. The acquisition included the Abreon Group (“Abreon”), a division of SARCOM. Abreon is a change management business focused on providing business reengineering, business consulting and training services to mid-market and enterprise clients. Our acquisition of SARCOM was motivated in part by our desire to enhance our capabilities as a value added direct marketer of advanced technology products, services and solutions, consistent with our commitment to grow our business in part by expanding our share of our customers’ IT spending.

In September 2006, PC Mall Gov, our wholly-owned subsidiary, acquired the products business of Government Micro Resources, Inc. (“GMRI”) for approximately $3.4 million in cash, including transaction costs. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items. The results of the acquired products business of GMRI have been included in the Public Sector segment.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of December 31, 2008, we had an accrued receivable of $4.8 million related to the 2007 and 2008 calendar years, and we expect to receive full payment under our labor credit claims.

Strategy

Our strategy is to be a value added single source provider of information technology products, services and solutions for our customers. Historically, we implemented our strategy as a rapid response, high volume, cost-efficient direct marketer of multi-branded, competitively-priced information technology products and services, while providing a high level of support to our customers.

In 2006 and 2007, we used the acquisitions of GMRI and SARCOM to accelerate the transformation of our strategy to include providing information technology solutions and engineering capabilities in advanced technologies. In 2008, we continued to evolve our capabilities to offer advanced technology solutions and engineering capability on a national basis. The key elements of our strategy are discussed below.

Utilize Multiple Selling Models. We utilize multiple selling models including outbound phone-based selling, inbound phone-based selling and order management, web-based selling, and field-based selling.

For small and medium-sized business customers as well as public sector customers, we use an outbound phone, relationship-based selling model. In 2008, we continued to develop our efforts in this selling model. We continued with a strategy of modest hiring of new outbound account executives, including opening a new outbound SMB call center in Chicago, where we believe we have access to a large pool of experienced technology account executives. In addition, we continued to place a greater focus on increasing the productivity and tenure of our existing sales force through enhanced training and tools, as well as by providing access to technical pre-sales resources and other support functions, including a business desk for special pricing.

We operate several call centers in North America, including our largest call center in Montreal, Canada, which provides us access to an abundant, educated labor pool and a government labor subsidy that extends through the end of 2016, which is discussed above.

We utilize a field relationship-based selling model for our mid-market, enterprise and public sector customers. In these segments, larger customers demand more complex solutions, which can be best delivered with a face-to-face selling model. Our sales representatives in these segments have access to technical field resources and they engage with manufacturers’ representatives in the field to facilitate a high value, high touch level of support for our larger, more sophisticated customers.

For our consumer customer base, we use web-based and inbound selling models, and leverage our catalog and internet marketing demand generation activities. During 2008, we continued to leverage our presence in the Philippines by strengthening our sales support staff located there and enhancing the performance of our inbound sales force, but we have also continued to maintain and increase our North American sales force.

Focus on Sales of Solutions. We continue to focus on sales of solutions including networking products, servers, storage and annuity based licensing, which we believe represent high growth segments of the SMB, mid-market, enterprise and public sector markets. We are authorized to sell Cisco, HP, IBM, Lenovo, Microsoft, Symantec and other name brand enterprise solutions. We are also authorized to sell annuity based licenses from leading publishers such as Adobe, IBM, Microsoft, Symantec and VMWare to our mid-market and enterprise customers, SMB customers and public sector customers. We have continued to invest in pre-sales assets including pre-sales technical representatives, technical content and training that assist our account executives focused on the SMB, mid-market enterprise and public sector markets in identifying and closing opportunities for product services and solutions.

We believe a key to supporting the successful acquisition and growth of customers in the SMB, mid-market, enterprise and public sector markets is using relationship-based selling models. Our account executives are trained in relationship building, account management and offering high levels of service through a high touch model. They handle a variety of customer needs, including ongoing customer service, technology assessment and support requirements, operations and procurement processes and other value-added services. Additionally, account executives bring product expertise to bear, from within the company, leveraging technical specialists who support our leading manufacturers including Adobe, Apple, Cisco, HP, IBM, Lenovo, Microsoft, Sun Microsystems and Symantec.

Continue Demand Generation Programs. We believe that a variety of demand generation programs are necessary for customer acquisition and retention. We use a combination of direct marketing, including catalogs and internet marketing to reach prospective and ongoing customers. We also use magazine and newspaper advertising to leverage vertical markets and seasonality of certain customer bases and to drive demand for selected brands and solutions. In support of the marketing communication vehicles discussed above, we also use product promotions to engage current and prospective customers for new and ongoing business.

Leverage Apple Market Position. Throughout 2008, we believe we were the leading direct marketer of Apple computer products. Apple is an industry leader in innovation with its award-winning computers, OS X operating system, software and consumer electronics. We believe that our historic performance with Apple, combined with Apple’s improving market share position, provides us opportunities to acquire new customers as well as increase sales on the Mac platform to certain existing customers.

Utilize E-Commerce Expertise. We have been involved in Internet e-commerce since 1995 and are focused on leveraging our e-commerce expertise. We utilize our public websites to provide our customers with easy and convenient shopping, ordering and tracking tools. Our CAP sites, which are customized extranets for commercial and public sector customers, provide these same capabilities along with custom catalogs, pricing, security, asset management and workflow configurable to the customers’ needs. We believe having sophisticated e-commerce capabilities facilitates customer acquisition and retention. E-commerce marketing programs and capabilities, such as affiliate marketing, search engine optimization, email and search engine marketing, are essential components to our customer acquisition and retention strategy.

Focus on Public Sector Market. In addition to the traditional consumer and commercial customer markets, we believe that marketing to federal, state and local government and educational institutions is a necessary part of our strategy for growth and leadership. We believe the public sector market has represented and will continue to be an important and sizeable piece of the overall IT market. We also believe that the public sector market has specific support requirements. As a result, we believe our investments in dedicated management and infrastructure to address this market is an important part of our public sector market strategy.

We address the public sector market through our PC Mall Gov subsidiary, which has dedicated management deploying an outbound phone based selling model, as well as a field sales force to support federal, state and local governments as well as educational institutions. Headquartered in Manassas, Virginia, PC Mall Gov has the experience and infrastructure required to effectively identify and respond to federal, state, local and education contract bids, and then to support those contracts. Strong contracting capabilities, in combination with its sales force, enables PC Mall Gov to handle the transactional needs and the larger volume opportunities of its public sector customers. In 2008, PC Mall Gov established the ability to sell managed and professional services to our public sector customers, a part of our strategy to improve the PC Mall Gov value proposition.

Selectively Pursue Strategic Acquisitions. Since our founding, we have supplemented our internal growth through selective strategic acquisitions. We believe that the fragmented nature of the reseller industry and industry consolidation trends may continue to present acquisition opportunities for us and we may target acquisitions in the markets that we already serve, as well as in new markets. We believe that acquisitions may allow us to increase our productivity and the efficiency of our operations by leveraging our existing infrastructure. Acquisitions in new markets may expand our geographic reach into markets we do not currently serve and may allow us to leverage fixed costs.

Sales and Marketing

Sales Activities. We believe that much of our success has come from the quality and training of our account executives. Account executives handle a variety of customer needs, including ongoing customer service, technology assessment and support requirements, operations and procurement processes and other value-added services. Account executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders. Account executives have the authority to vary prices within specified parameters in order to be competitive. In addition, account executives undergo an initial sales training program focusing on use of our systems, product offerings and networking solutions, sales techniques, phone etiquette and customer service. Account executives also attend regular training sessions to stay up-to-date on new products. Customer service and technical support personnel assist outbound account executives. Our phone and computer systems are used for order entry, customer tracking and inventory management. We use a proprietary customer relationship management system for our outbound account executives to assist them with prospecting and account management functions. We also use a customer acquisition and retention development program to support the ability of our outbound account executives to sell across more product categories.

We believe a key to supporting the successful acquisition and growth of customers in the SMB, mid-market, enterprise and public sector markets is the use of a relationship-based selling model. Our account executives are trained in relationship building, account management and offering high levels of service through a high touch model. Additionally, account executives bring product expertise to bear from within our company, leveraging technical specialists who support our leading manufacturers including Adobe, Apple, Cisco, HP, IBM, Lenovo, Microsoft, Sun Microsystems and Symantec.

In 2008, we added more sophistication to our CRM tools by building models around what we refer to as the “health of the business.” These models enable our account executives and sales managers to utilize a number of metrics and analytics to derive numerical scores from which incremental opportunities can be identified within specific customer accounts or an account executive’s entire book of business. This new capability was deployed gradually in 2008; however, we believe it should provide a solid foundation from which our account executives can expand their customer account penetration and drive incremental revenue and profitability.

We address the needs of our consumer customers through inbound account executives, who are trained to support the product needs and the order management requirements of the consumer customer. The account executives are managed to efficiently handle inquiries, while managing their ability to process orders rapidly and address customer service issues. The inbound sales force has access to phone-based technical and customer service resources to ensure a 24/7 ability to handle consumer customer needs.

We fulfill the specific needs of SMB, mid-market/enterprise and public sector customers through an outbound phone based sales force and, where applicable, a field based sales force. The sales force is trained in our systems, processes and products and is then provided leads of existing and prospective corporate or public sector customers in the United States. Account executives prospect aggressively into their lead pools to enhance relationships with existing customers, re-establish relationships with inactive customers and build relationships with new customers. Our sales staff strives to build long-term relationships with commercial customers through regular phone contact and personalized service. Commercial customers may choose from several purchase or third-party lease options for financing product purchases, and we extend credit to certain commercial customers based upon an evaluation of the customer’s financial condition and credit history.

Marketing Activities. We design our marketing programs to attract new customers and to stimulate additional purchases by existing customers. Our marketing programs are tailored for consumer, SMB, mid-market/enterprise and public sector customers. We utilize sophisticated analytic tools designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques. The analytic tools combine optimization techniques with multiple models to more effectively match offers to individuals and businesses in an effort to provide the most profitable results.

Vendor Supported Marketing. We sell advertising space in our catalogs and on our websites, provide vendor supported outbound phone campaigns and develop custom marketing campaigns for manufacturer partners that may include seminars for end users, promotional offers and trade-in and trade-up programs. We also work collaboratively with our manufacturer partners to use manufacturer funding to help offset portions of the costs of marketing promotions, direct mail offers, customer trainings and events and e-marketing or sales incentives which are each based on market opportunity and the manufacturers’ needs. We also develop marketing campaigns designed to maximize product sales and we receive funds from our vendors in the form of volume incentive rebates and other programs.

Proprietary Websites. We operate several websites, including pcmall.com, macmall.com, clubmac.com, pcmallgov.com, gmri.com, sarcom.com, abreon.com and onsale.com. Our websites offer features such as on-line ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate commercial, customized extranets to provide custom catalogs and online purchasing channels for commercial and public sector customers and their employees. These extranet sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing the associated account executive’s time for other tasks. Sales generated through the Internet have grown as we offer our customers a convenient means of shopping and ordering our products.

Direct Marketing. We selectively mail catalogs to existing and prospective customers, advertise on the Internet and, to a limited extent, advertise in certain major computer magazines. We obtain the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers.

We create our marketing materials in-house with our own design team and production artists. We believe the in-house preparation of catalogs, advertisements, and promotional materials streamlines the production process, provides greater flexibility and creativity in catalog production, and results in significant cost savings over outside production.

Online Marketing. E-commerce marketing programs and capabilities, such as affiliate marketing, search engine optimization, email and search engine marketing, are essential components to our customer acquisition and retention strategy. In 2008, we continued to invest in web merchandising resources and skills and enhanced our e-commerce technology to increase the efficiency of these online marketing vehicles. In 2008, we also continued to shift our advertising expenditures to web marketing.

Products and Merchandising

We offer information technology products, services and solutions, as well as consumer electronics equipment and other consumer products. We screen and select new products and manufacturers based on the market opportunity and technology adoption trends within our targeted customer markets. We also consider product attributes like features, quality, sales trends, price, margins, market development funds and warranties. We offer our customers other value-added services, such as custom configured systems, software licensing asset management, image management, product asset tagging and asset disposal services.

Through frequent mailings of our catalogs and e-mails to our customers, we believe we are able to quickly introduce new products and replace slower selling products with new products. We also use various marketing materials to educate our customers on solutions and more complex technologies, and provide other content to describe technology applications and how they will benefit the customer. Through these materials, we showcase the full breadth of the products and solutions we sell, ensuring that our customers have a single source for all their technology needs.

The following table sets forth our net sales by major categories as a percentage of total net sales for the periods presented, determined based upon our internal product code classifications.

	Years Ended December 31,
	2008	2007	2006

Notebooks	16.2%	15.9%	15.6%
Software	15.9	15.1	14.6
Desktop	9.6	10.4	11.2
Networking	7.3	4.3	4.8
Storage	6.9	6.1	7.2
Professional services	5.9	2.4	1.3
iPods/MP3	5.1	9.5	7.9
Displays	4.8	5.3	6.4
Printers	3.9	4.6	6.0
Servers	3.8	4.7	3.5
Manufacturer service and warranty	3.7	2.5	2.3
Supplies	3.0	2.6	3.0
Accessories	2.5	1.8	2.4
Power	2.0	1.9	2.0
Consumer electronics	1.5	1.9	2.0
Input devices	1.7	1.7	1.9
Memory	1.9	2.3	3.2
Other (1)	4.3	7.0	4.7
Total	100.0%	100.0%	100.0%

(1)  Other consists primarily of other electronic products, income from miscellaneous items, and other consumer products.

Service Offerings for Commercial and Public Sector Markets

We provide sophisticated information technology services with national reach, enabling us to help businesses effectively manage and leverage their technology infrastructure. Our services are available to our commercial and public sector customers and span the entire information technology life cycle. These services include:

•                  strategic planning

•                  needs assessment

•                  solution design

•                  product acquisition/e-procurement

•                  project management

•                  post installation support and maintenance

•                  systems refresh and installation/move/add/change

•                  recycling and disposal

Our solutions are focused on network infrastructure, enterprise security, enterprise server and storage, software licensing and procurement.

With over 600 technicians nationwide and a national network of third party service providers, we can provide pre-sales assessments and post-sales services efficiently to our customers in the SMB, mid-market/enterprise and public sector markets. We hold over 3,000 certifications on manufacturers and product solutions which enable our sales and service teams to effectively support our customers. Our technical resources and service teams regularly undergo training to maintain these certifications and authorizations. We are an authorized delivery partner for HP, Cisco, Microsoft, Sun Microsystems and others. Where we do not have in-house capability, we attempt to utilize our relationships with third party service contactors to deliver the most appropriate solution for our customers.

Purchasing and Inventory

Effective purchasing is a key element of our strategy to provide name brand computer products and related software and peripherals at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. Products manufactured by Apple represented approximately 20%, 25% and 22% of our net sales in 2008, 2007 and 2006. Products manufactured by HP accounted for 19%, 18% and 20% of our net sales in 2008, 2007 and 2006. We are also linked electronically with 14 distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. The benefits of this program include reduced inventory carrying costs, higher order fill rates and improved inventory turns.

Many of our vendor partners provide us with market development funds to assist in the active marketing and sales of their products. Such funds help offset portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs for their products, as well as other costs incurred to market their products. Termination or interruption of our relationships with our vendors, or modification of the terms of or discontinuance of our agreements with our vendors, could adversely affect our operating results. Our success is dependent in part upon the ability of our vendors to develop and market products that meet the changing requirements of the marketplace. As is customary in our industry, we have no long-term supply contracts with any of our vendors. Substantially all of our contracts with our vendors are terminable upon 30 days’ notice or less.

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

Distribution

We operate a full-service 212,000 square foot distribution center in Memphis, Tennessee, a 79,000 square foot warehouse facility in Columbus, Ohio and a 20,254 square foot warehouse facility in Irvine, California. The Memphis warehouse is our primary distribution center and is strategically located near the FedEx main hub in Memphis, which allows most orders of in-stock products accepted by 10:00 p.m. Eastern Time to be shipped for delivery by 10:30 a.m. the following day via FedEx, if requested by the customer. Upon request, orders may also be shipped at a lower cost using other modes of transportation such as United Parcel Service ground delivery or the United States Postal Service. The Columbus and Irvine warehouses primarily function as custom configuration and distribution centers for our corporate customers. We believe that our existing distribution facilities are adequate for our current and foreseeable future needs.

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

We also have electronic purchasing and drop shipping systems for products that are not in stock at our distribution centers. Fourteen distributors and manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit orders electronically for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received.

Management Information Systems

We have committed significant resources to the development of sophisticated computer systems that are used to manage our business. Our computer systems support phone and web-based sales, marketing, purchasing, accounting, customer service, warehousing and distribution, and facilitate the preparation of daily operating control reports which are designed to provide concise and timely information regarding key aspects of our business. The systems allow us to, among other things, monitor sales trends, make informed purchasing decisions, and provide product availability and order status information. In addition to the main computer systems, we have systems of networked personal computers across all of our U.S. and foreign locations. We also use our management information systems to manage our inventory. We believe that in order to remain competitive, we will need to upgrade our management information systems on a regular basis, which could require significant capital expenditures.

In June 2008, we entered into an agreement with a software solutions provider for the purchase and implementation of certain modules of a new ERP system. The modules consist of Microsoft Dynamics AX (Axapta), workflow, and web development tools. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and are currently working on the implementation of the ERP modules and the upgrade of the ERP systems. We expect to complete the upgrade of our eCommerce platform during the second half of 2009. We expect to complete the implementation of the ERP systems in 2010. As of December 31, 2008, based on our current estimates, which are subject to change, we expect to incur additional external total costs of approximately $4.8 million related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. Our plan is to provide a unified platform for our combined company and to provide a robust and efficient contact center. We expect to implement the Cisco equipment and contact center in 2009.

Our success is dependent on the accuracy and proper utilization of our management information systems and our telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System. HP has indicated that it will support this system until December 2010, by which time we expect that we will need to seek third party support for such systems or complete the upgrade of our management information systems hardware and software. Any interruption, corruption, degradation or failure of our management information systems or telephone system could adversely impact our ability to receive and process customer orders on a timely basis.

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

Competition

The business of selling information technology products, solutions and services is highly competitive. We compete with a variety of companies that can be divided into several broad categories:

•             other direct marketers, including CDW, Insight Enterprises and PC Connection;

•             large value added resellers such as CompuCom Systems and World Wide Technology;

•             government resellers such as GTSI, CDWG and GovConnection;

•             computer retail stores and resellers, including superstores such as Best Buy and Staples;

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

Although many of our competitors have greater financial resources than we do, we believe that our ability to offer SMB, mid-market/enterprise, public sector and consumer customers a wide selection of products, solutions and services, at competitive prices, with prompt delivery and a high level of customer satisfaction, together with good relationships with our vendors and suppliers, allows us to compete effectively. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from product manufacturers. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products and solutions, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their websites and systems development than we can. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. Some of our competitors have reduced their prices in an attempt to stimulate sales. If competition or technological changes cause the prices of our products, solutions and services to decrease, we must increase the quantity of the products, solutions and services we sell to achieve the same level of net sales and gross profit. If prices decrease and we are unable to attract new customers and sell increased quantities, our sales and profitability could be adversely affected. There can be no assurance that we can continue to compete effectively against existing or new competitors that may enter the market. We believe that competition may increase in the future, which could require us to adopt competitive pricing strategies, which could include reduced prices or a decision not to raise prices to offset any cost increases; increase advertising expenditures; or take other competitive actions that may have an adverse effect on our operating results.

Intellectual Property

We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including using our trademarks or domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and administrative proceedings to be successful. We have numerous trademarks and service marks that we consider to be material to the successful operation of our business. The most important are PC Mall, SARCOM, MacMall and Abreon, which we currently use in connection with telephone, mail order, catalog and/or online retail services. We have registrations for PC Mall and MacMall in the United States and in numerous foreign jurisdictions for telephone, mail order, catalog and/or online retail services.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2008, 2007 and 2006 are summarized in Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

Employees

As of December 31, 2008, we had 2,344 full-time employees, consisting of 1,632 in the United States, 356 in Canada and 356 in the Philippines. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

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

Available Information

Our corporate website address is www.pcmall.com. We are subject to the informational requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and file or furnish reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, if any, available free of charge on our corporate website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We have also adopted a code of conduct and ethics that applies to our directors, officers and employees which is available on our website. The information contained on our website is not part of this report or incorporated by reference herein.

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

An important element of our business strategy is to increasingly focus on SMB, MME and Public Sector sales. As a result of the recent financial crisis in the credit markets, softness in the housing market, difficulties in the financial services sector, general economic contraction and continuing economic uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. These developments could also increase the risk of uncollectible accounts receivable from our customers. During the last economic downturn in the U.S. and elsewhere, SMB, MME and Public Sector entities generally reduced, often substantially, their rate of information technology spending. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could significantly hinder our growth.

Our earnings and growth rate could be adversely affected by continued changes in economic and geopolitical conditions.

We are subject to risks arising from adverse changes in domestic and global economic conditions. For example, as a result of the recent financial crisis in the credit markets, softness in the housing market, difficulties in the financial services sector, general economic contraction and continuing economic uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. If economic growth in the United States and other countries’ economies continues to slow or declines, consumer and business spending rates could be significantly reduced. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition. Weak general economic conditions, along with uncertainties in political conditions could adversely impact our revenue, expenses and growth rate. In addition, our revenue, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or geopolitical conditions.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple accounted for approximately 20%, 25% and 22% of our total net sales for 2008, 2007 and 2006, and products manufactured by HP accounted for approximately 19%, 18% and 20% of our total net sales for 2008, 2007 and 2006. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

Certain of our vendors provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our vendors, including Adobe, Apple, Cisco, HP, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with many of our vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple or HP, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow.

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

Based upon current interpretations of existing law, certain of our subsidiaries currently collect and remit sales or use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state direct marketers. Furthermore, court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state were quite limited (e.g., visiting the state several times a year to aid customers or to inspect stores stocking their goods or to provide training or other support to customers in the state). States have also successfully imposed sales and use tax collection responsibility upon in-state manufacturers that agree to act as a drop shipper for the out-of-state marketer, giving rise to the risk that such taxes may be imposed indirectly on the out-of-state seller. We believe our operations in states in which we have no physical presence are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. Various state laws, regulations and taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. For example, New York recently adopted an affiliate marketing statute and related regulations that impose sales and use tax collection obligations on out-of-state sellers that use certain web-based affiliate marketing relationships with web-based affiliates deemed to be located in New York. Other states such as California, Connecticut, Hawaii and Minnesota have proposed similar legislation. There can be no assurance that existing or future laws that impose taxes or other regulations on direct marketing or Internet commerce would not substantially impair our growth or otherwise have a material adverse effect on our business, results or operations and financial condition.

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

Such existing and future laws and regulations may also impede the growth of the Internet or other online services, including our business. Additionally, it is not always clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, data security and personal privacy, among other laws, apply to the Internet and e-commerce. Unfavorable resolution of these issues may expose us to liability and costly changes in our business operations, and could reduce customer demand for our products.

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

The purchase price allocation for our historical acquisitions resulted in a material amount allocated to goodwill and intangible assets. In accordance with GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We review the fair values of our goodwill and intangible assets with indefinite useful lives and test them for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which could have a material adverse effect on our results of operations.

Significant negative industry or economic trends, including decreases in our market capitalization, slower growth rates or lack of growth in our business, have resulted in write-downs and impairment charges in fiscal 2008, and, if such events continue, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements. In addition, the testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

We may not be able to maintain profitability on a quarterly or annual basis.

Our ability to maintain profitability on a quarterly or annual basis given our planned business strategy depends upon a number of factors, including, but not limited to, our ability to achieve and maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner, leverage our fixed cost structure, maintain adequate levels of vendor consideration and price protection, maintain a well-balanced product and customer mix, maintain customer acquisition costs and shipping costs at acceptable levels, and our ability to effectively compete in the marketplace with our competitors. Our ability to maintain profitability on a quarterly or annual basis will also depend on our ability to manage and control operating expenses and to generate and sustain adequate levels of revenue. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than what we project. In addition, we may find that our business plan costs more to execute than what we currently anticipate. Some of the factors that affect our ability to maintain profitability on a quarterly or annual basis are beyond our control, including general economic trends and uncertainties.

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

•             fluctuations in the demand for our products or overstocking or under-stocking of our products;

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

We require substantial working capital to fund our business. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our existing credit facility, which functions as a working capital line of credit, will be adequate to support our current operating plans for at least the next twelve months. However, if we need additional financing, such as for acquisitions or expansion or to finance our operations during a significant downturn in sales or an increase in operating expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financings to fund additional expansion, or take advantage of opportunities or favorable market conditions. There can be no assurance such financings will be available on terms favorable to us or at all. To the extent any such financings involve the issuance of equity securities, existing stockholders could suffer dilution. If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. If additional financing is required but not available, we would have to implement further measures to conserve cash and reduce costs. However, there is no assurance that such measures would be successful. Our failure to raise required additional financing could adversely affect our ability to maintain, develop or enhance our product offerings, take advantage of future opportunities, respond to competitive pressures or continue operations.

Our existing credit facility contains terms that are more favorable to us than terms that we believe would otherwise be available to us in the current credit market environment. We have been informed by the administrative agent for the facility that any amendment, modification, waiver, consent or other change we may seek with regard to our facility will result in the renegotiation of the terms of the facility and that any such renegotiated terms would likely include terms less favorable to us, such as the addition of stricter financial covenants and less favorable interest rate terms. Such limitations could adversely affect our ability to pursue certain acquisitions and other strategic transactions which would require an amendment or consent under the existing credit facility. Additionally, if market conditions have not improved by the time our current credit facility expires in 2011, we expect that any new facility, to the extent available to us at such time, would be on terms less favorable to us than our existing credit facility.

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

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties or our employees improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation or our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding whether they misused or inadequately secured personal information regarding consumers. We could incur additional expenses if new laws or regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

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

We rely upon third party carriers, especially FedEx and UPS, for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. We do not have a written long-term agreement with any of these third party carriers, and we cannot be sure that these relationships will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties are unable to deliver products for us, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

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

The business of direct marketing of computer hardware, software, peripherals and electronics is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information. We compete with other direct marketers, including CDW, Insight Enterprises and PC Connection. In addition, we compete with large value added resellers such as CompuCom Systems and World Wide Technology, and computer retail stores and resellers, including superstores such as Best Buy and Staples, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com, Newegg.com and TigerDirect.com, government resellers such as GTSI, CDWG and GovConnection, software focused resellers such as Soft Choice and Software House International and other direct marketers and value added resellers of hardware, software and computer-related and electronic products. In the direct marketing and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

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

The level of sales generated from our websites, both in absolute terms and as a percentage of our net sales, continues to be material to our operating results. Our Internet sales are dependent upon customers continuing to use the Internet in addition to traditional means of commerce to purchase products and services. Widespread use of the Internet could decline as a result of disruptions, computer viruses, data security threats, privacy issues or other damage to Internet servers or users’ computers. If consumer use of the Internet to purchase products or services declines in any significant way, our business, financial condition and results of operations could be adversely affected.

The success of our Canadian call center is dependent, in part, on our receipt of government labor credits.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the replacement program, which extends through fiscal year 2016, we will be required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. If we do not receive these expected labor credits, or a sufficient portion of them, the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer.

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

We are subject to risks associated with consolidation within our industry.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal facilities at December 31, 2008 were as follows:

Description	Sq. Ft.	Location
Distribution Center and Retail Store	212,000	Memphis, TN
SARCOM Headquarters, Sales Office and Warehouse/Distribution Center	115,846	Lewis Center, OH
PC Mall Corporate Headquarters, Sales Office and Retail Store	67,660	Torrance, CA
Irvine Sales Office and Warehouse/Distribution Center	60,072	Irvine, CA
Canadian Office	45,128	Montreal, Quebec
Wisconsin Sales Office	35,503	Menomonee Falls, WI
Philippines Office	25,134	Mandaluyong City, Philippines
Retail Store	9,750	Santa Monica, CA

We lease each of our principal facilities, except for the Santa Monica, California retail store, which we own. Our distribution centers include shipping, receiving, warehousing and administrative spaces. All of our segments, except our Consumer segment, use all the properties described above. Our Consumer segment uses each of the properties described above except for the Lewis Center, Ohio office, the Irvine, California office and the Menomonee Falls, Wisconsin office. In addition to the properties listed above, we lease sales offices in various cities in the United States.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of March 16, 2009 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	42	Chairman of the Board, President and Chief Executive Officer
Brandon H. LaVerne	37	Chief Financial Officer, Treasurer and Chief Accounting Officer
Kristin M. Rogers	50	Executive Vice President — Sales and Marketing
Daniel J. DeVries	47	Executive Vice President — Consumer
Robert I. Newton	43	General Counsel and Secretary
Joseph B. Hayek	36	Executive Vice President, Corporate Development and Investor Relations

The following is a biographical summary of the experience of our executive officers:

Frank F. Khulusi is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987, served as President until July 1999, and resumed the office of President in March 2001. Mr. Khulusi attended the University of Southern California.

Brandon H. LaVerne has served as our Chief Financial Officer since July 2008. Mr. LaVerne previously served as our Interim Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company since June 2007, and continues to serve as our principal financial and accounting officer. Prior to June 2007, Mr. LaVerne served as Vice President and Controller and has been with us since October 1998. Prior to joining us, Mr. La Verne worked for Computer Sciences Corporation, and started his career with Deloitte and Touche LLP. Mr. LaVerne received his B.S. in Accounting from the University of Southern California and is a Certified Public Accountant.

Kristin M. Rogers joined us in February 2000 and was appointed as our Executive Vice President — Sales in June 2001. Ms. Rogers currently serves as Executive Vice President — Sales and Marketing and is responsible for all of our sales and marketing functions. Prior to joining us, Ms. Rogers held a variety of positions with Merisel, a computer wholesale distributor from 1980 through 1999, most recently as Senior Vice President and General Manager of the U.S. region. In addition, Ms. Rogers spent one year (1997) as Executive Vice President and General Manager of the U.S. region for Micro Warehouse, a direct marketer based in Norwalk, Connecticut. Ms. Rogers received a B.A. degree in Political Science from Bates College in Lewiston, Maine. Ms. Rogers also serves as the President of the HP SMB Advisory Council.

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

Joseph B. Hayek joined us in March 2008 as Executive Vice President, Corporate Development and Investor Relations. From August 2000 to March 2008, Mr. Hayek worked in corporate finance at Raymond James & Associates, an investment banking firm, where he most recently served as a Senior Vice President and headed the firm’s Supply Chain Technologies Practice. Before joining Raymond James, Mr. Hayek was an investment banker in the technology group at Wachovia Securities. Mr. Hayek also worked for the Eastman Kodak Company. Mr. Hayek holds an MBA from Duke University’s Fuqua School of Business and a B.S. in Business from Miami University in Oxford, Ohio.

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

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2008
First Quarter	$14.07	$6.32
Second Quarter	14.88	9.78
Third Quarter	13.66	6.80
Fourth Quarter	7.20	2.60
Year Ended December 31, 2007
First Quarter	$15.15	$9.50
Second Quarter	13.47	9.84
Third Quarter	16.00	9.59
Fourth Quarter	20.50	9.09

As of the close of business on March 11, 2009, there were approximately 38 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the three months ended December 31, 2008 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	—	—	—	$10,000
November 1, 2008 to November 30, 2008	568,391	$3.38	568,391	8,060
December 1, 2008 to December 31, 2008	173,240	3.82	173,240	7,392
Total	741,631	3.49	741,631	7,392

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. As of December 31, 2008, we had repurchased a total of 741,631 shares of our common stock under this new program for an aggregate cost of $2.6 million. The repurchased shares are held as treasury stock.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2003. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance. On April 11, 2005, we spun-off to our shareholders all of the shares of common stock of our former subsidiary, eCOST.com, that we had owned. For each share of PC Mall common stock owned, our stockholders received approximately 1.2071 shares of eCOST.com common stock. For purposes of the graph below, it is assumed that each share of eCOST.com common stock received in the distribution was immediately sold for its market value and the proceeds reinvested in additional shares of PC Mall common stock. The value of PC Mall common stock in periods subsequent to the eCOST.com spin-off therefore includes the value of the spin-off shares but not the separate performance of those securities since the date of the spin-off.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PC Mall, Inc., The NASDAQ Composite Index

And The NASDAQ Retail Trade Index

*$100 Invested on 12/31/03 in stock & Index-including reinvestment of dividends.

Fiscal year ending December 31.

	Measurement Period (fiscal years covered)
	12/03	12/04	12/05	12/06	12/07	12/08
PC Mall, Inc.	$100.00	$137.89	$189.27	$352.46	$311.33	$134.10
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Retail Trade	100.00	138.65	125.99	119.90	128.95	77.53

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2005 and 2004 along with the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 presented below were derived from our audited consolidated financial statements which are not included elsewhere herein.

The selected consolidated statements of operations data and the selected consolidated balance sheet data reflect our former subsidiary, eCOST.com, which we spun-off in April 2005, as a discontinued operation for 2005 and prior periods presented below.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,327,974	$1,215,433	$1,005,820	$997,232	$978,320
Cost of goods sold	1,148,593	1,067,595	881,902	878,665	852,073
Gross profit	179,381	147,838	123,918	118,567	126,247
Selling, general and administrative expenses	155,494	123,520	111,817	118,555	121,706
Special charges	4,893	—	1,683	—	—
Operating profit	18,994	24,318	10,418	12	4,541
Interest expense, net	3,667	4,031	3,940	3,058	2,044
Income (loss) from continuing operations before income taxes	15,327	20,287	6,478	(3,046)	2,497
Income tax expense (benefit)	5,724	7,844	2,522	(1,114)	1,019
Income (loss) from continuing operations	9,603	12,443	3,956	(1,932)	1,478
Loss from discontinued operations, net of taxes	—	—	—	(1,781)	(465)
Net income (loss)	$9,603	$12,443	$3,956	$(3,713)	$1,013
Basic and Diluted Earnings (Loss) Per Common Share
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.72	$0.98	$0.33	$(0.17)	$0.13
Loss from discontinued operation, net of taxes	—	—	—	(0.15)	(0.04)
Net income (loss)	$0.72	$0.98	$0.33	$(0.32)	$0.09
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.69	$0.90	$0.31	$(0.17)	$0.12
Loss from discontinued operation, net of taxes	—	—	—	(0.15)	(0.04)
Net income (loss)	$0.69	$0.90	$0.31	$(0.32)	$0.08

(1)   2008 includes a $4.1 million goodwill and intangible asset impairment charge and a $0.8 million lawsuit settlement charge. 2006 relates to a lawsuit settlement charge.

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,748	$6,623	$5,836	$6,289	$6,473
Working capital (1)	50,847	37,264	43,386	35,621	53,849
Total assets	282,385	296,235	203,567	205,242	231,858
Short-term debt	1,038	775	500	500	500
Line of credit	29,010	53,893	32,477	53,517	49,027
Long-term debt, excluding current portion	4,337	4,456	1,750	2,250	2,750
Total stockholders’ equity	93,551	84,424	60,824	52,968	70,911

(1)

Included in 2004 are the accounts of the discontinued operations of eCOST.com. Working capital in 2004 includes $16.7 million of net proceeds received by eCOST.com from the completion of its IPO in September 2004. The decrease in 2005 from 2004 reflects the completion of the spin-off of eCOST.com in April 2005.

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

While we provide comprehensive solutions for our customers’ technology needs, our business model also provides significant value to technology manufacturers. Through us they are able to reach multiple customer segments, including consumers, small and medium sized businesses, large enterprise businesses, and to state, local and federal governments and educational institutions. Our model not only provides the manufacturer with a vehicle to reach those many prospective customers, but also enables an efficient supply chain and support mechanism by using a combination of direct marketing, centralized selling and support, and centralized product fulfillment. Our experience and expertise in marketing and ecommerce allows us to efficiently reach and capture customers across all segments, while our scale and our centralized model allow us to efficiently deploy a one-to-many selling and delivery model.

In the first quarter of 2008, following the completion of our acquisition of Sarcom, Inc. (“SARCOM”) in September 2007, which is discussed more in detail below, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we now refer to as SMB, MME, Public Sector and Consumer. Our new segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

Our SMB segment consists of sales made through our PC Mall Sales, Inc. subsidiary, primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force.

Our MME segment consists of sales made through our SARCOM subsidiary, primarily to mid-market and enterprise-sized businesses under the SARCOM and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

Our Public Sector segment consists of sales made through our PC Mall Gov, Inc. (“PC Mall Gov”) subsidiary, made primarily to federal, state, and local governments, as well as educational institutions, utilizing an outbound phone and field relationship based selling model.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 20%, 25% and 22% of our net sales in 2008, 2007 and 2006. Products manufactured by HP represented 19%, 18% and 20% of our net sales in 2008, 2007 and 2006.

STRATEGIC DEVELOPMENTS

ERP and Web Infrastructure Upgrade

In June 2008, we entered into an agreement with a software solutions provider for the purchase and implementation of certain modules of a new ERP system. The modules consist of Microsoft Dynamics AX (Axapta), workflow, and web development tools. We initiated the implementation and upgrade of our eCommerce systems in the second half of 2008 and are currently working on the implementation of the ERP modules and the upgrade of the ERP systems. We expect to complete the upgrade of our eCommerce platform during the second half of 2009. We expect to complete the implementation of the ERP systems in 2010. As of December 31, 2008, based on our current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.8 million related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase will be financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our combined company and to provide a robust and efficient contact center. As of December 31, 2008, we have received $2.7 million of the Cisco equipment and we expect to receive the remainder in the first half of 2009, at which time we will enter into a capital lease agreement. We expect to implement the Cisco equipment and contact center in 2009.

SARCOM Acquisition

In September 2007, we completed the acquisition of SARCOM, a provider of advanced technology solutions, for an initial total purchase price of approximately $55.7 million, including transaction costs. SARCOM, headquartered in Columbus, Ohio, has served the mid-market and enterprise market for over 20 years and currently specializes in providing enterprise hardware and software solutions, procurement solutions and a full range of professional and managed services. The acquisition included the Abreon Group (“Abreon”), a division of SARCOM. Abreon is a high-end consulting and training business focused on providing business reengineering, business consulting and training services to mid-market and enterprise clients. Our acquisition of SARCOM was motivated in part by our desire to enhance our capabilities as a value added direct marketer of advanced technology products, services and solutions, consistent with our commitment to grow our business in part by expanding our share of our customers’ IT spending.

The total purchase price was subject to a post-closing debt and net asset value adjustment discussed below. The aggregate purchase price paid at closing included a total of $48.2 million in cash and approximately $7.5 million in shares of our common stock, the number of shares being based on the average closing price of our stock on the Nasdaq Global Market for the 20 consecutive trading days immediately preceding the acquisition closing date. Under that formula, at closing, we issued an aggregate of 633,981 shares of our common stock to the sellers as payment of the stock component of the purchase price. We financed the cash component of the purchase price through borrowings under our existing credit facility.

In November 2007, we and the sellers agreed on a final net asset value adjustment, resulting in a decrease in the purchase price by approximately $2.1 million, which was to be repaid, at the sellers’ option, in either cash or shares of our common stock based on a per share price determined by the average closing price for the 20 consecutive trading days ending on the date of final determination of the net asset value adjustment. As a result, in settlement of the $2.1 million net asset value adjustment, the sellers tendered back to us a total of 122,478 shares of our common stock previously issued to them, which has been recorded as a reduction of the purchase price.

Following the completion of the acquisition, the results of SARCOM have been included in the MME segment.

GMRI Acquisition

In September 2006, PC Mall Gov, our wholly-owned subsidiary, acquired the products business of Government Micro Resources, Inc. (“GMRI”) for approximately $3.4 million in cash, including transaction costs. The business includes assets of GMRI’s former products business, which include the GMRI trade names, contracts and the related employees, among other items. Following the completion of the GMRI acquisition, in 2007, we completed our review of whether certain liabilities existed at the time of the acquisition. As a result of our review, we recorded an adjustment to our preliminary purchase price allocation to increase the amount allocated to goodwill by approximately $0.4 million relating to net liabilities that we concluded existed at the time of the acquisition. The results of the acquired products business of GMRI have been included in the Public Sector segment.

Goodwill Impairment

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we performed our annual impairment analysis of goodwill and intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets and compared them to their respective carrying values. Based on our analysis, we have determined that approximately $2.7 million of goodwill and purchased intangibles held by our Public Sector segment, related to our acquisition of GMRI in 2006, and approximately $1.4 million of goodwill held by our Consumer segment, related to our acquisition of ClubMac in 2002, representing all of the goodwill held at each of these segments, were impaired as of December 31, 2008. As a result, we recorded a non-cash, pre-tax impairment charge totalling $4.1 million to “Special charges” on our Consolidated Statements of Operations for the year ended December 31, 2008. The $4.1 million impairment charge resulted in a deferred tax benefit of $1.5 million. Subsequent to this charge, the only remaining goodwill and purchased intangibles reside in our MME segment, totalling $29.9 million, which resulted from our 2007 acquisition of SARCOM. See below under “Critical Accounting Policies and Estimates — Goodwill and Intangible Assets” for more information.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of this Annual Report on Form 10-K.

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

Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If the actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional expense may be incurred.

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

We estimate the grant date fair value of each stock option grant awarded pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options granted for the years ended December 31, 2007 and 2006, we applied the simplified method set out in SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which was issued in March 2005. For the options granted during the year ended December 31, 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Goodwill and Intangible Assets. Goodwill is carried at historical costs, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill as of December 31 of each year. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment review include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from the annual impairment test, such loss will be recorded as a pre-tax charge to our operating income.

We amortize other intangible assets with definite lives generally on a straight-line basis over their estimated useful lives.

As of December 31, 2008, we performed our annual impairment analysis of goodwill and intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to SFAS No. 142. As a result of the global economic downturn and its effect on the results of each of our reporting units, we determined that the goodwill and purchased intangible assets related to our Public Sector and the goodwill related to our Consumer segments were impaired. As a result, we recorded an impairment charge of $4.1 million, which represents the entire goodwill and purchased intangible asset amounts related to our Public Sector ($2.7 million) and Consumer ($1.4 million) segments, for the year ended December 31, 2008. Our assessment of goodwill impairment indicated that the fair value of our MME segment (which includes SARCOM and Abreon) exceeded its estimated carrying value and therefore goodwill in this segment was not impaired.

Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment and no further testing is required. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The result of our analysis indicated that there would be no remaining implied value attributable to the goodwill of our Public Sector and Consumer reporting units. Accordingly, we wrote off all $3.9 million of goodwill associated with our Public Sector and Consumer reporting units, as well as $0.2 million of purchased intangible assets related to our Public Sector reporting unit. The $4.1 million of total impairment charge is included as part of “Special charges” on our Consolidated Statements of Operations for the year ended December 31, 2008.

Fair value was determined by using a weighted combination of a market-based approach and an income approach, as this combination was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the market-based approach, we utilized information regarding our company and publicly available comparable company and industry information to determine cash flow multiples and revenue multiples that are used to value our reporting units. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of December 31, 2008 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of December 31, 2009 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Years Ended December 31,
	2008	2007	2006
Net sales	$1,327,974	$1,215,433	$1,005,820
Cost of goods sold	1,148,593	1,067,595	881,902
Gross profit	179,381	147,838	123,918
Selling, general and administrative expenses	155,494	123,520	111,817
Special charges	4,893	—	1,683
Operating profit	18,994	24,318	10,418
Interest expense, net	3,667	4,031	3,940
Income before income taxes	15,327	20,287	6,478
Income tax expense	5,724	7,844	2,522
Net income	$9,603	$12,443	$3,956

	As a Percentage of Net Sales For Years Ended December 31,
	2008	2007	2006
Net sales	100%	100%	100%
Cost of goods sold	86.5	87.8	87.7
Gross profit	13.5	12.2	12.3
Selling, general and administrative expenses	11.7	10.2	11.1
Special charges	0.4	—	0.2
Operating profit	1.4	2.0	1.0
Interest expense, net	0.3	0.3	0.4
Income before income taxes	1.1	1.7	0.6
Income tax expense	0.4	0.7	0.2
Net income	0.7%	1.0%	0.4%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2008	2007	$	%
SMB	$486,876	$554,493	$(67,617)	(12.2)%
MME	426,101	238,545	187,556	78.6
Public Sector	161,418	156,970	4,448	2.8
Consumer	253,537	265,511	(11,974)	(4.5)
Corporate and Other	42	(86)	128	(148.8)
Consolidated net sales	$1,327,974	$1,215,433	$112,541	9.3%

Our consolidated net sales for 2008 were $1,328.0 million, a $112.5 million, or 9%, increase from consolidated net sales of $1,215.4 million in 2007.

Our MME segment net sales increased by $187.6 million, or 78%, to $426.1 million in 2008 from $238.5 million in 2007. The increase in MME segment net sales was primarily due to the inclusion of SARCOM results since its acquisition in September 2007, which contributed $169.8 million in increased net sales in 2008 compared to 2007 since the acquisition, and continued growth in our legacy MME business. Excluding the impact of the $169.8 million of increase attributable to SARCOM net sales year over year, our MME net sales increased 10% to $189.1 million in 2008 from $171.3 million in 2007.

Our Public Sector segment net sales increased by $4.4 million, or 3%, in 2008 to $161.4 million from $157.0 million in 2007. This increase was primarily due to sales realized under existing contracts in our state and local (“SLED”) business, partially offset by softness in sales to two large customers in our federal government business in the latter part of 2008.

Our SMB segment net sales decreased by $67.6 million, or 12%, to $486.9 million in 2008 from $554.5 million in 2007. The decrease in SMB segment net sales was primarily due to continued softening in IT spending during the second half of 2008 by small and medium sized businesses in North America and a $35.8 million decrease in lower margin volume iPod sales to certain corporate customers.

Our Consumer segment net sales decreased by $12.0 million, or 5%, to $253.5 million in 2008 compared to $265.5 million in 2007. We believe this decrease was primarily due to continued softening in consumer spending.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2008		2007
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$60,368	12.4%	$62,760	11.3%	$(2,392)	1.1%
MME	73,600	17.3	36,105	15.1	37,495	2.2
Public Sector	16,565	10.3	15,930	10.1	635	0.2
Consumer	28,647	11.3	32,972	12.4	(4,325)	(1.1)
Corporate and Other	201	NMF (1)	71	NMF (1)	130	NMF (1)
Consolidated gross profit and gross profit margin	$179,381	13.5%	$147,838	12.2%	$31,543	1.3%

(1)       Not meaningful.

Consolidated gross profit for 2008 was $179.4 million compared to $147.8 million in 2007, a $31.5 million or 21% increase. Consolidated gross profit margin was 13.5% in 2008 compared to 12.2% in 2007.

Gross profit for our MME segment increased by $37.5 million, or 104%, to $73.6 million in 2008 compared to $36.1 million 2007, and gross profit margin increased by 220 basis points to 17.3% in 2008 compared to 15.1% in 2007. The increase in MME gross profit was primarily due to the increase in MME net sales discussed above. The increase in MME gross profit margin was due to a favorable increase in the mix of services in our legacy MME business in 2008 and an increase in sales of certain software licenses by SARCOM, which are recorded on a net basis.

Gross profit for our Public Sector segment increased by $0.6 million, or 4%, to $16.6 million in 2008 compared to $15.9 million in 2007, and gross profit margin increased by 20 basis points to 10.3% in 2008 compared to 10.1% in 2007. The increase in our Public Sector gross profit was primarily due to the increase in Public Sector net sales discussed above. The increase in Public Sector gross profit margin was primarily due a favorable product mix with higher margins as well as a decrease in lower margin sales to two large customers in our federal government business as discussed above, partially offset by the loss of a state contract under which we provided contractual licensing products recorded on a net basis.

Gross profit for our Consumer segment for 2008 was $28.6 million compared to $33.0 million in 2007, a decrease of $4.3 million or 13%. Gross profit margin for our Consumer segment decreased by 110 basis points to 11.3% in 2008 compared to 12.4% in 2007. The decrease in our Consumer gross profit was primarily due to the decrease in Consumer net sales discussed above. The decrease in Consumer segment gross profit margin was primarily the result of a proportional increase in sales of lower margin consumer CPUs, increased promotional activities, and aggressive competitive pricing, which was the result of continued softening in consumer spending.

Gross profit for our SMB segment was $60.4 million in 2008 compared to $62.8 million in 2007, a decrease of $2.4 million or 4%. SMB segment gross profit margin increased by 110 basis points to 12.4% in 2008 compared to 11.3% in 2007. The decrease in SMB gross profit was primarily due to the decrease in SMB net sales discussed above. The increase in SMB gross profit margin resulted primarily from an improvement in product mix, decreased sales of lower margin volume iPod sales to certain customers and increased performance of key products generating increased vendor consideration, partially offset by pricing pressure in certain product categories.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2008		2007
		Operating		Operating
	Operating	Profit	Operating	Profit	Change
	Profit (Loss)	Margin(1)	Profit (Loss)	Margin(1)	$	Margin
SMB	$29,514	6.1%	$34,244	6.2%	$(4,730)	(0.1)%
MME	18,379	4.3	7,382	3.1	10,997	1.2
Public Sector	2,200	1.4	4,681	3.0	(2,481)	(1.6)
Consumer	7,540	3.0	11,560	4.4	(4,020)	(1.4)
Corporate and Other	(38,639)	(2.9)	(33,549)	(2.8)	(5,090)	(0.1)%
Consolidated operating profit and operating profit margin	$18,994	1.4%	$24,318	2.0%	$(5,324)	(0.6)%

(1)

Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for 2008 decreased by $5.3 million, or 6%, to $19.0 million compared to $24.3 million in 2007. Consolidated operating profit margin for 2008 was 1.4% compared to 2.0% in 2007, a decrease of 60 basis points. Consolidated operating profit and operating profit margin in 2008 were impacted by a $4.1 million goodwill and intangible asset impairment charge and a $0.8 million lawsuit settlement charge.

Our MME segment operating profit in 2008 increased by $11.0 million, or 149%, to $18.4 million compared to $7.4 million in 2007. The increase was primarily due to the increase in MME gross profit discussed above, partially offset by a $20.3 million increase in MME personnel costs, which was primarily due to the addition of SARCOM personnel, as well as an investment in sales account executives in our legacy MME business, a $1.7 million increase in depreciation and amortization expense primarily relating to the SARCOM acquisition, a $1.0 million increase in lease costs primarily relating to the acquisition of SARCOM, a $0.9 million increase in travel related costs and a $0.7 million increase in telecommunication costs.

Operating profit in 2008 for our Public Sector segment was $2.2 million compared to $4.7 million in 2007, a decrease of $2.5 million, or 53%. Public Sector segment operating profit in 2008 was affected primarily by the $2.7 million goodwill and intangible asset impairment charge and a $0.5 million increase in personnel costs, partially offset by the increase in Pubic Sector gross profit discussed above.

Operating profit in 2008 for our SMB segment decreased by $4.7 million, or 14%, to $29.5 million compared to $34.2 million in 2007. The decrease was primarily due to the decrease in SMB segment gross profit discussed above and a $2.1 million increase in SMB personnel costs. The increase in SMB personnel costs was primarily due to our investment in SMB account executive headcount for future growth and a reduction in our Canadian labor subsidy under a new program which began in January 2008.

Operating profit in 2008 for our Consumer segment decreased by $4.0 million, or 35%, to $7.5 million compared to $11.6 million in 2007. The decrease in Consumer segment operating profit was primarily due to the decrease in Consumer segment gross profit discussed above and the $1.4 million goodwill impairment charge, partially offset by a $1.0 million decrease in advertising expenditures, a $0.4 million decrease in personnel costs and a $0.3 million decrease in facility related fees.

Corporate and Other SG&A expenses increased by $5.1 million, or 15%, to $38.6 million in 2008 from $33.5 million in 2007. This increase was primarily due to a $4.1 million increase in personnel costs resulting from investments in our marketing, information technology and credit departments, which included $1.2 million of expenses related to the centralization of certain resources from our MME segment, and a $0.8 million lawsuit settlement charge, partially offset by a $0.7 million decrease in facility related costs. As a percent of consolidated net sales, Corporate and Other operating profit margin decreased by 10 basis points to (2.9)% in 2008 compared to (2.8)% in 2007 primarily due to the increase in sales resulting from the addition of SARCOM without a corresponding increase in Corporate and Other SG&A expenses.

Net Interest Expense. Total net interest expense in 2008 decreased to $3.7 million compared with $4.0 million in 2007. The decrease in interest expense resulted primarily from a decrease in our average effective borrowing rate in 2008 compared to 2007, which was partially offset by an increase in our average total outstanding borrowings in 2008.

Income Tax Expense. We recorded an income tax expense of $5.7 million in 2008 compared to an income tax expense of $7.8 million in 2007. Our effective tax rates for 2008 and 2007 were 37% and 39%. The decrease in income tax expense is primarily attributable to the decrease in pre-tax income. The decrease in our effective tax rate was primarily due to non-recurring, acquisition-related permanent timing differences.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2007	2006	$	%
SMB	$554,493	$514,412	$40,081	7.8%
MME	238,545	173,424	65,121	37.6
Public Sector	156,970	92,551	64,419	69.6
Consumer	265,511	224,831	40,680	18.1
Corporate and Other	(86)	602	(688)	(114.3)
Consolidated net sales	$1,215,433	$1,005,820	$209,613	20.8%

Our consolidated net sales for 2007 were $1,215.4 million, a $209.6 million, or 21%, increase from consolidated net sales of $1,005.8 million in 2006.

Our MME segment net sales increased by $65.1 million, or 38%, to $238.5 million in 2007 from $173.4 million in 2006. The increase in MME segment net sales was primarily due to the $67.2 million of net sales by SARCOM, which we acquired in September 2007.

Our Public Sector segment net sales increased by $64.4 million, or 70%, in 2007 to $157.0 million from $92.6 million in 2006. This increase was primarily due to sales generated by the products business we acquired from GMRI in September 2006, the launch of the ESA EDD contract with the federal government, contracts with several state, local and educational institutions and a strong finish in the federal government sales season.

Our Consumer segment net sales increased by $40.7 million, or 18%, to $265.5 million in 2007 compared to $224.8 million in 2006. The increase in Consumer net sales resulted primarily from increased sales of Apple products, driven by increased Apple demand in the marketplace and our aggressive promotional strategy in the latter half of 2007.

Our SMB segment net sales increased by $40.1 million, or 8%, to $554.5 million in 2007 from $514.4 million in 2006. The increase in SMB segment net sales was primarily due to increased account executive productivity.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2007		2006
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$62,760	11.3%	$60,253	11.7%	$2,507	(0.4)%
MME	36,105	15.1	21,697	12.5	14,408	2.6
Public Sector	15,930	10.1	11,587	12.5	4,343	(2.4)
Consumer	32,972	12.4	29,722	13.2	3,250	(0.8)
Corporate and Other	71	(82.6)	659	109.5	(588)	(192.1)
Consolidated gross profit and gross profit margin	$147,838	12.2%	$123,918	12.3%	$23,920	(0.1)%

Consolidated gross profit for 2007 was $147.8 million compared to $123.9 million in 2006, a $23.9 million or 19% increase. Consolidated gross profit margin was 12.2% in 2007 compared to 12.3% in 2006.

Gross profit for our MME segment increased by $14.4 million, or 66%, to $36.1 million in 2007 compared to $21.7 million 2006, and gross profit margin increased by 260 basis points to 15.1% in 2007 compared to 12.5% in 2006. The increase in MME gross profit was primarily due to the increase in MME sales in 2007 as discussed above. The increase in MME gross profit margin was primarily due to higher margins achieved by our SARCOM business, which we acquired in September 2007.

Gross profit for our Public Sector segment increased by $4.3 million, or 37%, to $15.9 million in 2007 compared to $11.6 million in 2006, and gross profit margin decreased by 240 basis points to 10.1% in 2007 compared to 12.5% in 2006. The increase in our Public Sector gross profit was primarily due to the increased sales discussed above. The decrease in Public Sector segment gross profit margin was primarily due to a reduction in vendor consideration as a percentage of net sales and lower margin sales from our GMRI business, which we acquired in September 2006. The reduction in our vendor consideration as a percentage of net sales in 2007 compared to 2006 was primarily due to a reduction in a single vendor consideration program beginning in the fourth quarter of 2006. Other factors which may cause our gross profit margin to vary in future periods include the continuation of key vendor support programs, including price protections, rebates and return policies, our product and customer mix, product acquisition and shipping costs, competition and other factors.

Gross profit for our Consumer segment for 2007 was $33.0 million compared to $29.7 million in 2006, an increase of $3.3 million or 11%. Gross profit margin for our Consumer segment decreased by 80 basis points to 12.4% in 2007 compared to 13.2% in 2006. The increase in our Consumer segment gross profit was primarily due to the increase in Consumer segment net sales discussed above. The decrease in Consumer segment gross profit margin was primarily due to the reduction in vendor consideration as a percentage of net sales, discussed above, and an aggressive consumer pricing strategy and promotional offers in 2007.

Gross profit for our SMB segment was $62.8 million in 2007 compared to $60.3 million in 2006, an increase of $2.5 million or 4%. SMB segment gross profit margin decreased by 40 basis points to 11.3% in 2007 compared to 11.7% in 2006. The increase in SMB segment gross profit was primarily due to the increase in SMB net sales discussed above. The decrease in SMB segment gross profit margin was primarily due to the reduction in vendor consideration as a percentage of net sales, discussed above.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2007		2006
		Operating		Operating
	Operating	Profit	Operating	Profit	Change
	Profit (Loss)	Margin(1)	Profit (Loss)	Margin(1)	$	Margin
SMB	$34,244	6.2%	$26,925	5.2%	$7,319	1.0%
MME	7,382	3.1	6,341	3.7	1,041	(0.6)
Public Sector	4,681	3.0	2,023	2.2	2,658	0.8
Consumer	11,560	4.4	6,881	3.1	4,679	1.3
Corporate and Other	(33,549)	(2.8)	(31,752)	(3.2)	(1,797)	0.4
Consolidated operating profit and operating profit margin	$24,318	2.0%	$10,418	1.0%	$13,900	1.0%

(1)

Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for 2007 increased by $13.9 million, or 133%, to $24.3 million compared to $10.4 million in 2006. Consolidated operating profit margin for 2007 was 2.0% compared to 1.0% in 2006, a decrease of 100 basis points. Consolidated operating profit and operating profit margin in 2006 were impacted by a $1.7 million charge related to a lawsuit settlement.

Operating profit in 2007 for our SMB segment increased by $7.3 million, or 27%, to $34.2 million compared to $26.9 million in 2006. The increase was primarily due to the increase in SMB segment gross profit discussed above, the $1.7 million lawsuit settlement charge in 2006, a $1.2 million decrease in advertising expenditures and a $1.2 million decrease in bad debt expense.

Operating profit in 2007 for our Consumer segment increased by $4.7 million, or 68%, to $11.6 million compared to $6.9 million in 2006. The increase in Consumer segment operating profit was primarily due to the increase in Consumer segment gross profit discussed above, a $1.5 million decrease in advertising expenditures and a $0.5 million decrease in personnel costs, partially offset by a $0.6 million increase in credit card related fees.

Operating profit in 2007 for our Public Sector segment increased by $2.7 million, or 131%, to $4.7 million compared to $2.0 million in 2006. The increase in Public Sector segment operating profit was primarily due to the increase in Public Sector gross profit discussed above, partially offset by a $2.1 million increase in personnel costs, which resulted primarily from the increased personnel costs of GMRI, which we acquired in September 2006.

Our MME segment operating profit in 2007 increased by $1.0 million, or 16%, to $7.4 million compared to $6.3 million in 2006. The increase was primarily due to the increase in MME gross profit discussed above, partially offset by a $9.4 million increase in MME personnel costs, which was due primarily to the addition of SARCOM personnel, as well as investment in sales account executives in our legacy MME business, a $0.6 million increase in depreciation and amortization primarily relating to the acquired SARCOM business, a $0.6 million increase in travel related costs primarily relating to the acquired SARCOM business, a $0.4 million increase in lease costs primarily relating to the acquired SARCOM business, a $0.3 million increase in telecommunications costs relating to the acquired SARCOM business, and a $0.3 million increase in bad debt expense.

Corporate and Other SG&A expenses increased by $1.8 million, or 6%, to $33.5 million in 2007 from $31.8 million in 2006. This increase was primarily due to a $0.7 million increase in personnel costs and a $0.5 million increase in telecommunications costs. As a percent of consolidated net sales, Corporate and Other operating profit margin decreased by 40 basis points to (2.8)% in 2007 compared to (3.2)% in 2006 primarily due to the increase in sales resulting from the addition of GMRI without a corresponding increase in Corporate and Other SG&A expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in a new ERP system, eCommerce platform and an upgrade of our current IT infrastructure during 2009 and 2010, which are discussed below, possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. Our efforts to focus on SMB, MME and Public Sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as optimizing our offshore operations, in an effort to reduce our costs.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. As of December 31, 2008, we had repurchased a total of 741,631 shares of our common stock under this new program for an aggregate cost of $2.6 million. The repurchased shares are held as treasury stock.

There has been substantial weakening in the global economic environment, coupled with disruptions in the capital and credit markets. Continued problems in these areas could have a negative impact on our ability to obtain financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. At this time, we believe that our liquidity has not been materially impacted by the current credit environment and we do not expect that we will be materially impacted in the near future. However, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $6.7 million at December 31, 2008 and $6.6 million at December 31, 2007. Our working capital increased by $13.5 million to $50.8 million at December 31, 2008 from working capital of $37.3 million at December 31, 2007. The increase in our working capital was primarily due to a $24.9 million decrease in the outstanding balance on our line of credit, partially offset by a decrease in accounts receivable relating to lower sales on account towards the end of 2008 compared to 2007.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of December 31, 2008, we had an accrued receivable of $4.8 million related to the 2007 and 2008 calendar years and we expect to receive full payment under our labor credit claims.

Cash Flows from Operating Activities. Net cash provided by operating activities in the years ended December 31, 2008, 2007 and 2006 was $28.2 million, $29.8 million and $31.5 million. The $28.2 million of net cash provided by operating activities in 2008 resulted primarily from the $11.5 million decrease in accounts receivable which resulted from lower sales on account and the $9.6 million of income from our operations partially offset by a $4.0 million increase in inventory. The $29.8 million of net cash provided by operating activities in 2007 resulted primarily from the $31.7 million increase in accounts payable, which was due to timing of our vendor payables and the $12.4 million of income from our operations partially offset by a $12.8 million increase in accounts receivable, which was primarily due to increased receivables from our government customers.

The $31.5 million of net cash provided by operating activities in 2006 resulted primarily from the $15.8 million increase in accounts payable related to an increase in our purchases to support our increased sales during 2006 and the increase in sales resulting from the acquisition of the products business from GMRI in 2006, the $13.2 million decrease in inventory reflecting our efforts to optimize our inventory levels and the $4.0 million of income from our operations partially offset by the $11.2 million increase in accounts receivable.

Cash Flows from Investing Activities. Net cash used in investing activities during the years ended December 31, 2008, 2007 and 2006 was $3.2 million, $50.3 million and $6.6 million. The $3.2 million of net cash used in investing activities in 2008 was primarily due to the creation of enhanced electronic tools for our account executives and sales support staff, the continued expansion of our Philippines offices, leasehold improvements and capitalized labor relating to internally developed software. The $50.3 million of net cash used in investing activities in 2007 resulted from the $47.7 million related to the acquisition of SARCOM in September 2007 and the $2.6 million of capital expenditures relating to the creation of enhanced electronic tools for our account executives and sales support staff and the continued expansion of our Philippines offices. The $6.6 million of net cash used in investing activities in 2006 was primarily due to $3.4 million used to acquire the products business from GMRI in September 2006 and capital expenditures of $3.3 million during the year relating to the continued expansion of our Philippines office, as well as the creation of enhanced electronic tools for our account executives and sales support staff and purchases of equipment to replace or improve our servers and personal computers.

Cash Flows from Financing Activities. Net cash used in financing activities was $25.2 million in 2008 compared to net cash provided by financing activities of $20.5 million in 2007 and net cash used in financing activities of $25.3 million in 2006. The $25.2 million of net cash used in financing activities in 2008 was primarily due to the $24.9 million repayment on our line of credit and a $2.6 million repurchase of our common shares into treasury stock partially offset by a $2.4 million increase in book overdraft. The $20.5 million of net cash provided by financing activities in 2007 was primarily due to financing required to fund the cash portion of the purchase price of SARCOM in the amount of approximately $48.2 million, which net of payments made on the outstanding balance of our line of credit resulted in a net increase of $21.4 million on our line of credit, an increase in our note payable of $3.0 million partially offset by a decrease in book overdraft of $7.2 million which was due to timing of our outstanding payments to vendors relative to the prior year. The $25.3 million of net cash used in financing activities in 2006 was primarily due to the $21.0 million repayment on our line of credit and a $4.7 million decrease in book overdraft, which decrease was due to the timing of our outstanding payments to vendors relative to the prior year.

Line of Credit and Notes Payable. We maintain an asset-based revolving credit facility, as amended from time to time, of up to $150 million from a lending unit of a large commercial bank. The credit facility provides for, among other things, (i) a credit limit of $130 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $130 million is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; (iii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iv) a maturity date of March 2011. In October 2008, we elected to increase our maximum credit line to $130 million from a previous maximum of $115 million.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At December 31, 2008, we had $29.0 million of net working capital advances outstanding under the line of credit. At December 31, 2008, the maximum credit line was $130 million and we had $74.6 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at December 31, 2008. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

Our existing credit facility contains terms that are more favorable to us than terms that we believe would otherwise be available to us in the current credit market environment. We have been informed by the administrative agent for the facility that any amendment, modification, waiver, consent or other change we may seek with regard to our facility will result in the renegotiation of the terms of the facility and that any such renegotiated terms would likely include terms less favorable to us, such as the addition of stricter financial covenants and less favorable interest rate terms. Such limitations could adversely affect our ability to pursue certain acquisitions and other strategic transactions which would require an amendment or consent under the existing credit facility.  Additionally, if market conditions have not improved by the time our current credit facility expires in 2011, we expect that any new facility, to the extent available to us at such time, would be on terms less favorable to us than our existing credit facility.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014. At December 31, 2008, we had $4.5 million outstanding under the amended term note. Our term note matures as follows: $775,000 annually in each of the years 2009 through 2013 and $581,250 thereafter.

At December 31, 2008, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.08%.

In June 2008, we entered into an agreement with a software solutions provider for the purchase and implementation of certain modules of a new ERP system. The modules consist of Microsoft Dynamics AX (Axapta), workflow, and web development tools. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and are currently working on the implementation of the ERP modules and the upgrade of the ERP systems. We expect to complete the upgrade of our eCommerce platform during the second half of 2009. We expect to complete the implementation of the ERP systems in 2010. The initial licensing cost of this software was approximately $0.9 million, which we financed over a five year term. As of December 31, 2008, $0.3 million and $0.6 million were included in “Notes payable — current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. As of December 31, 2008, based on current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.8 million related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2008 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations
Long-term debt obligation (a) (Note 7)	$5,375	$982	$2,008	$1,803	$582
Purchase obligations (b) (Note 9)	7,857	5,571	2,001	285	—
Operating lease obligations (Note 9)	15,295	5,595	6,562	1,467	1,671
Capital lease obligations (Note 9)	73	58	15	—	—
Total contractual obligations	$28,600	$12,206	$10,586	$3,555	$2,253

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Other commercial commitment
Line of credit (a) (Note 7)	$29,010	$29,010	$—	$—	$—

(a)	Long-term debt obligation and line of credit exclude interest, which is based on a variable rate tied to the prime rate or LIBOR plus a variable spread, at our option.
(b)

Purchase obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).

Other Planned Capital Projects

ERP and Web Infrastructure Upgrade

In June 2008, we entered into an agreement with a software solutions provider for the purchase and implementation of certain modules of a new ERP system. The modules consist of Microsoft Dynamics AX (Axapta), workflow, and web development tools. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and are currently working on the implementation of the ERP modules and the upgrade of the ERP systems. We expect to complete the upgrade of our eCommerce platform during the second half of 2009. We expect to complete the implementation of the ERP systems in 2010. As of December 31, 2008, based on our current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.8 million related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase will be financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our combined company and to provide a robust and efficient contact center. As of December 31, 2008, we have received $2.7 million of the Cisco equipment and we expect to receive the remainder in the first half of 2009, at which time we will enter into a capital lease agreement. As of December 31, 2008, we have included the $2.7 million of Cisco equipment in “Software development and other equipment in progress” and “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets. We expect to implement the Cisco equipment and contact center in 2009.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 9 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

For a discussion of related-party transactions, see Part II, Item 8, Note 15 of the Notes to the Consolidated Financial Statements of this report.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 and establishes principles and requirements for (a) how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired business, (b) how an acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We cannot anticipate whether the adoption of SFAS 141R will have a material impact on our results of operations and financial condition as the impact will depend on the terms and nature of any business combination we enter into, if any, on or after January 1, 2009.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for any of the eligible financial assets or liabilities.

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

***

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At December 31, 2008, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2008. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2008, we had $29.0 million outstanding under our line of credit and $4.5 million outstanding under our note payable. As of December 31, 2008, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.3 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of December 31, 2008, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PC Mall, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of stockholders’ equity, and statements of cash flows present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 11, 2009

PC MALL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	At December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,748	$6,623
Accounts receivable, net of allowances of $4,241 and $4,653	148,547	159,362
Inventories, net	67,845	64,515
Prepaid expenses and other current assets	7,328	9,233
Deferred income taxes	4,820	4,698
Total current assets	235,288	244,431
Property and equipment, net	11,839	8,958
Deferred income taxes	4,173	2,728
Goodwill	18,781	26,912
Intangible assets, net	11,260	12,024
Other assets	1,044	1,182
Total assets	$282,385	$296,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,669	$110,786
Accrued expenses and other current liabilities	29,262	29,150
Deferred revenue	14,462	12,563
Line of credit	29,010	53,893
Note payable — current	1,038	775
Total current liabilities	184,441	207,167
Note payable and other long-term liabilities	4,393	4,644
Total liabilities	188,834	211,811
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,839,609 and 13,676,765 shares issued; and 12,681,300 and 13,260,087 shares outstanding, respectively	14	14
Additional paid-in capital	99,732	97,869
Treasury stock, at cost: 1,158,309 and 416,678 shares	(3,623)	(1,015)
Accumulated other comprehensive income	1,262	993
Accumulated deficit	(3,834)	(13,437)
Total stockholders’ equity	93,551	84,424
Total liabilities and stockholders’ equity	$282,385	$296,235

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Net sales	$1,327,974	$1,215,433	$1,005,820
Cost of goods sold	1,148,593	1,067,595	881,902
Gross profit	179,381	147,838	123,918
Selling, general and administrative expenses	155,494	123,520	111,817
Special charges	4,893	—	1,683
Operating profit	18,994	24,318	10,418
Interest expense, net	3,667	4,031	3,940
Income before income taxes	15,327	20,287	6,478
Income tax expense	5,724	7,844	2,522
Net income	$9,603	$12,443	$3,956
Basic and Diluted Earnings Per Common Share
Basic	$0.72	$0.98	$0.33
Diluted	0.69	0.90	$0.31
Weighted average number of common shares outstanding:
Basic	13,268	12,667	12,052
Diluted	13,861	13,767	12,908

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated
	Outstanding	Amount	Capital	Stock	Income (Loss)	Deficit	Total
Balance at December 31, 2005	11,721	$12	$83,533	$(1,015)	$274	$(29,836)	$52,968
Stock option exercises	633	1	913	—	—	—	914
Stock-based compensation expense	—	—	1,532	—	—	—	1,532
Vested stock option and warrant issued to non-employees	—	—	814	—	—	—	814
eCOST NOLs allocated to PC Mall	—	—	673	—	—	—	673
Subtotal	—	—	—	—	—	—	56,901
Net income	—	—	—	—	—	3,956	3,956
Translation adjustments	—	—	—	—	(33)	—	(33)
Comprehensive income	—	—	—	—	—	—	3,923
Balance at December 31, 2006	12,354	13	87,465	(1,015)	241	(25,880)	60,824
Stock option exercises, including related income tax benefit	394	1	2,864	—	—	—	2,865
Stock-based compensation expense	—	—	1,353	—	—	—	1,353
SARCOM acquisition	512	—	6,187	—	—	—	6,187
Subtotal	—	—	—	—	—	—	71,229
Net income	—	—	—	—	—	12,443	12,443
Translation adjustments, net of taxes	—	—	—	—	752	—	752
Comprehensive income	—	—	—	—	—	—	13,195
Balance at December 31, 2007	13,260	14	97,869	(1,015)	993	(13,437)	84,424
Stock option and warrant exercises, including related income tax benefit	142	—	354	—	—	—	354
Restricted stock awards	21	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,509	—	—	—	1,509
Purchases of common stock under a stock repurchase program	(742)	—	—	(2,608)	—	—	(2,608)
Subtotal	—	—	—	—	—	—	83,679
Net income	—	—	—	—	—	9,603	9,603
Translation adjustments, net of taxes	—	—	—	—	269	—	269
Comprehensive income	—	—	—	—	—	—	9,872
Balance at December 31, 2008	12,681	$14	$99,732	$(3,623)	$1,262	$(3,834)	$93,551

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income	$9,603	$12,443	$3,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,606	4,357	4,417
Goodwill and intangible assets impairment charge	4,103	—	—
Provision for deferred income taxes	1,698	1,960	2,249
Net tax (expense) benefit related to stock option exercises	(74)	1,833	—
Excess tax benefit related to stock option exercises	(487)	(2,663)	—
Non-cash stock-based compensation	1,509	1,353	1,532
(Gain) loss on sale of fixed assets	(1)	57	(13)
Change in operating assets and liabilities:
Accounts receivable	11,513	(12,783)	(11,203)
Inventories	(4,028)	(8,832)	13,180
Prepaid expenses and other current assets	1,905	132	(167)
Other assets	410	(189)	78
Accounts payable	(2,858)	31,656	15,806
Accrued expenses and other current liabilities	(2,578)	2,249	190
Deferred revenue	1,899	(1,739)	1,524
Total adjustments	18,617	17,391	27,593
Net cash provided by operating activities	28,220	29,834	31,549
Cash Flows From Investing Activities
Purchases of property and equipment	(3,153)	(2,619)	(3,327)
Acquisition of SARCOM	—	(47,650)	—
Acquisition of GMRI’s products business	—	—	(3,386)
Proceeds from sale of fixed assets	2	—	67
Net cash used in investing activities	(3,151)	(50,269)	(6,646)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(24,883)	21,416	(21,040)
Change in book overdraft	2,367	(7,194)	(4,697)
Net borrowings (payments) under note payable	(775)	2,981	(500)
Payments for deferred financing costs	(75)	(275)	—
Payments of obligations under capital lease	(154)	(153)	—
Proceeds from stock issued under stock option plans	428	1,032	914
Excess tax benefit related to stock option exercises	487	2,663	—
Common shares repurchased and held in treasury	(2,608)	—	—
Net cash (used in) provided by financing activities	(25,213)	20,470	(25,323)
Effect of foreign currency on cash flow	269	752	(33)
Net change in cash and cash equivalents	125	787	(453)
Cash and cash equivalents at beginning of the period	6,623	5,836	6,289
Cash and cash equivalents at end of the period	$6,748	$6,623	$5,836
Supplemental Cash Flow Information
Interest paid	$3,745	$3,897	$3,479
Income taxes paid	2,945	3,146	153
Supplemental Non-Cash Investing and Financing Activities (Notes 4 and 7)
Purchase of infrastructure system	$2,741	$—	$—
Seller financed purchase of ERP system	919	—	—
Goodwill related to acquisitions	374	389	—
SARCOM and GMRI acquisitions related:
Fair value of assets acquired	$—	$73,821	$3,996
Cash paid	—	(48,220)	(3,363)
Value of common stock issued (including redeemable common stock)	—	(6,188)	—
Liabilities assumed	$—	$19,413	$633

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

In the first quarter of 2008, following the completion of our acquisition of SARCOM in September 2007, which is discussed in detail below, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we now refer to as SMB, MME, Public Sector and Consumer. Our new segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

Our SMB segment consists of sales made through our PC Mall Sales, Inc. subsidiary, primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force.

Our MME segment consists of sales made through our Sarcom, Inc. subsidiary, primarily to mid-market and enterprise- sized businesses under the SARCOM and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

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

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. Our cash management programs result in utilizing available cash to pay down our line of credit. Checks issued but not presented for payment to the bank totaling $5.2 million and $2.9 million as of December 31, 2008 and 2007 were included in “Accounts payable” in our Consolidated Balance Sheets.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of trade receivables for sales to customers on account and other receivables, which include all other types of receivables, mainly vendor receivables (in thousands):

	December 31,
	2008	2007
Trade receivables	$129,956	$138,490
Other receivables	22,832	25,525
Total gross accounts receivable	152,788	164,015
Less: Allowance for doubtful accounts receivable	(4,241)	(4,653)
Accounts receivable, net	$148,547	$159,362

As of December 31, 2008 and 2007, “Other receivables” presented above included $10.9 million of unbilled receivables relating to vendor consideration, which are described below under “Advertising Costs and Vendor Consideration.”

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

Concentration of Credit Risk

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history and generally do not require collateral. We have historically incurred credit losses within management’s expectations. No customer accounted for more than 10% of trade accounts receivable at December 31, 2008 and 2007.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. We had reserves of $1.7 million at each of December 31, 2008 and 2007, reflecting lower of cost or market pricing and allowance for potential excess and obsolete inventory. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until delivery has occurred. As such, inventories include goods-in-transit to customers at December 31, 2008 and 2007.

Advertising Costs and Vendor Consideration

We account for advertising costs in accordance with Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” We produce and circulate direct response catalogs at various dates throughout the year. The costs of developing, producing and circulating each direct response catalog are deferred and amortized to advertising expense based on the life of the catalog, which is approximately eight weeks. Other non-catalog advertising expenditures are expensed in the period incurred. Total net advertising expenditures, which are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $8.9 million in 2008, compared to $9.8 million in 2007 and $12.4 million in 2006. Deferred advertising costs, which are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets, were $0.4 million and $0.3 million at December 31, 2008 and 2007.

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

Autos	3 – 5 years
Computers, software, machinery and equipment	1 – 7 years
Leasehold improvements	1 – 10 years
Furniture and fixtures	3 – 15 years
Building and improvements	5 – 31 years

We had $2.0 million and $2.3 million of unamortized internally developed software at December 31, 2008 and 2007.

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

Goodwill and Intangible Assets

Goodwill is carried at historical costs, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill as of December 31 of each year. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment review include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from the annual impairment test, such loss will be recorded as a pre-tax charge to our operating income.

We amortize other intangible assets with definite lives generally on a straight-line basis over their estimated useful lives.

As of December 31, 2008, we performed our annual impairment analysis of goodwill and intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to SFAS No. 142. As a result of the global economic downturn and its effect on the results of each of our reporting units, we determined that the goodwill and purchased intangible assets related to our Public Sector and the goodwill related to our Consumer segments were impaired. As a result, we recorded an impairment charge of $4.1 million, which represents the entire goodwill and purchased intangible asset amounts related to our Public Sector ($2.7 million) and Consumer ($1.4 million) segments, for the year ended December 31, 2008. Our assessment of goodwill impairment indicated that the fair value of our MME segment (which includes SARCOM and Abreon) exceeded its estimated carrying value and therefore goodwill in this segment was not impaired.

Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment and no further testing is required. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The result of our analysis indicated that there would be no remaining implied value attributable to the goodwill of our Public Sector and Consumer reporting units. Accordingly, we wrote off all $3.9 million of goodwill associated with our Public Sector and Consumer reporting units, as well as $0.2 million of purchased intangible assets related to our Public Sector reporting unit. The $4.1 million of total impairment charge is included as part of “Special charges” on our Consolidated Statements of Operations for the year ended December 31, 2008.

Fair value was determined by using a weighted combination of a market-based approach and an income approach, as this combination was deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the market-based approach, we utilized information regarding our company and publicly available comparable company and industry information to determine cash flow multiples and revenue multiples that are used to value our reporting units. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of December 31, 2008 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of December 31, 2009 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Income Taxes

We account for income taxes under the liability method as prescribed in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax basis and financial reporting amounts of existing assets and liabilities. We make certain estimates and judgments in determining income tax provisions and benefits, in assessing the likelihood of recovering our deferred tax assets and in evaluating our tax positions. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized. See Note 8 for more detailed information.

We account for uncertainty in income taxes recognized in financial statements in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” which we adopted on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. Under FIN 48, we recognize penalties and interest accrued related to unrecognized tax benefits, if any, as part of “Income tax expense (benefit)” in our Consolidated Statements of Operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for any of the eligible financial assets or liabilities.

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

The 1994 Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 1994 Plan, the Compensation Committee has the authority to select the employees, officers, directors and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the option, (ii) when the option becomes exercisable, (iii) the option’s exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant with respect to Incentive Stock Options, and (iv) the duration of the option (which may not exceed ten years). All options generally vest over three to five years, expire ten years from the grant date, are granted at exercise prices equal to the market price of our stock at grant date and are nontransferable other than by will or by the laws of descent and distribution. The Compensation Committee has delegated to our Chief Executive Officer the authority to approve option grants to eligible employees under the 1994 Plan (other than executive officers), subject to certain numerical limits. . The Compensation Committee has delegated to our Chief Executive Officer the authority to approve option grants to eligible employees under the 1994 Plan (other than executive officers), subject to certain numerical limits.

On July 31, 2008 and on August 31, 2007, our Compensation Committee approved and granted, under our 1994 Plan, the award of 4,000 shares and 3,000 shares, respectively, of restricted stock to each of our non-employee members of the board for a total award of 12,000 shares and 9,000 shares of restricted stock in the years ended December 31, 2008 and 2007. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. In accordance with SFAS 123R, we valued the restricted stock award at fair value as of the grant date and we recognize compensation expense on a straight-line basis over the vesting period.

As of December 31, 2008, a total of 1,177,510 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2008 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.

Stock-Based Compensation

For the years ended December 31, 2008, 2007 and 2006, we recognized stock-based compensation expense of $1.5 million, $1.4 million and $1.5 million in “Selling, general and administrative expenses” in our Consolidated Statements of Operations,  and related deferred income tax benefits of $0.6 million, $0.5 million and $0.6 million.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2008, 2007 and 2006 pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding the expected term for options granted during the years ended December 31, 2007 and 2006, we applied the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. For the options granted during the year ended December 31, 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options, which we determined to be six years for grants made during the year ended December 31, 2008, 2007 and 2006, respectively. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2008	2007
Risk free interest rate	2.93%	4.25%
Expected volatility	70%	66%
Expected term (in years)	6	6
Expected dividend yield	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2008 and stock options outstanding and exercisable at December 31, 2008 for the above plans:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	1,805,409	$5.51
Granted	929,000	5.87
Exercised	(115,575)	3.71
Forfeited	(70,975)	7.49
Expired/cancelled	(57,769)	5.90
Outstanding at December 31, 2008	2,490,090	$5.66	7.05	$1,007
Exercisable at December 31, 2008	1,411,348	$4.74	5.28	$1,006

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2008, which was $4.01.

	Years Ended December 31,
	2008	2007	2006
Weighted average grant-date fair value of options granted during the period	$3.76	$7.07	$4.70
Total intrinsic value of options exercised during the period (in thousands)	1,030	4,462	3,472
Total fair value of shares vested during the period (in thousands)	1,399	1,325	1,565

Restricted Stock

The following table summarizes our restricted stock activity during the year ended December 31, 2008 for the above plans:

	Number	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2007	6,750	$12.27
Granted	12,000	8.92
Vested	(9,750)	11.24
Forfeited	—	—
Non-vested at December 31, 2008	9,000	8.92

The grant date fair values of restricted stock awards which vested during 2008 and 2007 were $109,583 and $27,608. We did not grant restricted stock awards during 2006.

As of December 31, 2008, there was $3.3 million of unrecognized compensation cost related to unvested outstanding stock options and restricted stock. We expect to recognize these costs over a weighted average period of 2.9 years.

4. Acquisitions

SARCOM

In September 2007, we completed the acquisition of Sarcom, Inc. (“SARCOM”), a provider of advanced technology solutions, for an initial total purchase price of approximately $55.7 million, including transaction costs. The initial total purchase price was subject to a post-closing debt and net asset value adjustment discussed below. The aggregate purchase price paid at closing included a total of $48.2 million in cash and approximately $7.5 million in shares of our common stock, the number of shares being based on the average closing price of our stock on the Nasdaq Global Market for the 20 consecutive trading days immediately preceding the acquisition closing date. Under that formula, at closing, we issued an aggregate of 633,981 shares of our common stock to the sellers as payment of the stock component of the purchase price. We financed the cash component of the purchase price through borrowings under our existing credit facility.

In November 2007, we and the sellers agreed on a final net asset value adjustment, resulting in a decrease in the purchase price by approximately $2.1 million, which was to be repaid, at the sellers’ option, in either cash or shares of our common stock based on a per share price determined by the average closing price for the 20 consecutive trading days ending on the date of final determination of the net asset value adjustment. As a result, in settlement of the $2.1 million net asset value adjustment, the sellers tendered back to us a total of 122,478 shares of our common stock previously issued to them, which has been recorded as a reduction to the purchase price we paid.

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

Subsequent to our initial recording of the preliminary purchase price allocation, we refined our preliminary purchase price allocation relating to the SARCOM acquisition. As a result, we have adjusted our preliminary purchase price allocation to increase the amount allocated to long-term deferred tax assets by approximately $3.3 million to reflect acquired net operating losses in the SARCOM acquisition which begin to expire in 2023, increase various intangible assets by approximately $1.1 million, decrease goodwill by approximately $4.2 million, increase accounts payable by $0.4 million and increase cash by $0.2 million. As a result, the adjusted total purchase price for accounting purposes, which includes the valuation of the net stock payment under EITF No. 99-12, was $54.4 million.

We recorded the following assets and liabilities in our MME segment based on their estimated fair values at the date of acquisition (in thousands).

Total purchase price, adjusted	$54,408

Cash	768
Accounts receivable	27,728
Inventory	4,415
Other accounts receivable	3,172
Property and equipment, net	1,916
Other assets	4,425
Intangible assets:
Customer relationships	7,300
Trade names	5,200
Non-compete agreements	490
Total intangible assets	12,990
Total assets acquired	55,414

Accounts payable	(10,861)
Accrued liabilities	(6,588)
Deferred revenue	(2,338)
Total liabilities assumed	(19,787)

Total allocated to goodwill	$18,781

We recorded approximately $1.5 million and $0.4 million of amortization expense during the years ended December 31, 2008 and 2007 related to the intangible assets arising from customer relationships and non-compete agreements acquired in the SARCOM transaction.

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

Following the completion of the GMRI acquisition, in 2007, we completed our review of whether certain liabilities existed at the time of the acquisition. As a result of our review, we recorded an adjustment to our preliminary purchase price allocation to increase the amount allocated to goodwill by approximately $0.4 million relating to net liabilities that we concluded existed at the time of the acquisition. Following the completion of the acquisition, the results of the acquired products business of GMRI have been included in our Public Sector segment.

Based on our purchase price allocation, we recorded the following assets and liabilities, including the $0.4 million discussed above, at the Public Sector segment based on their estimated fair values at the date of acquisition (in thousands):

Other receivable	$250
Goodwill	2,509
Intangible assets:
Product backlog	567
Maintenance contracts	143
Trade names	240
Software licenses	218
Non-compete agreements	20
Total intangible assets	1,188
Furniture and equipment	49
Total assets acquired	$3,996
Liabilities:
Accrued liabilities	$633

Net assets acquired	$3,363

We recorded approximately $0.1 million, $0.3 million and $0.5 million of amortization expense during the years ended December 31, 2008, 2007 and 2006 related to the $1.2 million of intangible assets acquired in the GMRI transaction.

As a result of our goodwill impairment analysis performed as of December 31, 2008, we wrote-off $2.7 million of goodwill and net purchased intangible assets held by our Public Sector segment and included it as part of “Special charges” on our Consolidated Statements of Operations for year ended December 31, 2008. For a detailed discussion, see Note 6 below.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2008	2007
Computers, software, machinery and equipment	$35,423	$33,794
Leasehold improvements	5,191	4,545
Furniture and fixtures	3,772	3,753
Building and improvements	1,725	1,725
Land	912	912
Software development and other equipment in progress	4,417	496
Subtotal	51,440	45,225
Less: Accumulated depreciation and amortization	(39,601)	(36,267)
Property and equipment, net	$11,839	$8,958

Depreciation and amortization expense for property and equipment for the years ended December 31, 2008, 2007 and 2006 totaled $3.9 million, $3.6 million and $3.7 million. Depreciation and amortization expense for 2008 and 2007 includes amortization of assets under capital leases, which we acquired in the SARCOM acquisition.

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

	SMB	MME	Public Sector	Consumer	Corporate & Other	Consolidated
Balance at December 31, 2007	$—	$22,998	$2,509	$1,405	$—	$26,912
Adjustments relating to purchase accounting	—	(4,217)	—	—	—	(4,217)
Write-off due to impairment	—	—	(2,509)	(1,405)	—	(3,914)
Balance at December 31, 2008	$—	$18,781	$—	$—	$—	$18,781

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated		At December 31, 2008				At December 31, 2007
	Useful Lives (years)		Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	7		$5,878	(1)	$535	$5,343	$6,118	(1)	$576	$5,542
Customer relationships	5		7,854		2,301	5,553	6,755		888	5,867
Software licenses	3		—		—	—	218		97	121
Maintenance contracts	Various	(2)	—		—	—	143		127	16
Non-compete agreements	5		588		224	364	608		131	477
Other	5		32		32	—	32		31	1
Total intangible assets			$14,352		$3,092	$11,260	$13,874		$1,850	$12,024

(1)       Included in the total amount for “Patent, trademarks, & URLs” in 2008 and 2007 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

(2)       Amortization of these intangible assets, which relate to customer orders, is based on actual shipments of goods or performance of service.

Amortization expense for intangible assets was $1.7 million, $0.8 million and $0.7 million in each of the years ended December 31, 2008, 2007 and 2006.

Estimated amortization expense for intangible assets, excluding intangible assets based on customer orders, in each of the next five years and thereafter is as follows: $1.5 million in 2009; $1.5 million in 2010; $1.5 million in 2011; $1.2 million in 2012, and $0.4 million thereafter.

7. Line of Credit and Note Payable

We maintain an asset-based revolving credit facility, as amended from time to time, of up to $150 million from a lending unit of a large commercial bank. The credit facility provides for, among other things, (i) a credit limit of $130 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $130 million is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; (iii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iv) a maturity date of March 2011. In October 2008, we elected to increase our maximum credit line to $130 million from a previous maximum of $115 million.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At December 31, 2008, we had $29.0 million of net working capital advances outstanding under the line of credit. At December 31, 2008, the maximum credit line was $130 million and we had $74.6 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at December 31, 2008. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014. At December 31, 2008, we had $4.5 million outstanding under the amended term note. Our term note matures as follows: $775,000 annually in each of the years 2009 through 2013 and $581,250 thereafter.

At December 31, 2008, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.08%.

In June 2008, we entered into an agreement with a software solutions provider for the purchase and implementation of certain modules of a new ERP system. The modules consist of Microsoft Dynamics AX (Axapta), workflow, and web development tools. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and are currently working on the implementation of the ERP modules and the upgrade of the ERP systems. We expect to complete the upgrade of our eCommerce platform during the second half of 2009. We expect to complete the implementation of the ERP systems in 2010. The initial licensing cost of this software was approximately $0.9 million, which we financed over a five year term. As of December 31, 2008, $0.3 million and $0.6 million were included in “Notes payable — current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. In addition, based on our initial estimates, which are subject to change, we expect to incur approximately $5.0 million of costs related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

8. Income Taxes

Our income tax expense consisted of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Current
Federal	$3,290	$4,622	$130
State	736	1,069	143
Total — Current	4,026	5,691	273
Deferred
Federal	1,633	1,984	2,027
State	32	145	210
Foreign	33	24	12
Total — Deferred	1,698	2,153	2,249
Total income tax expense	$5,724	$7,844	$2,522

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	2008	2007	2006
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.1	5.0	4.6
Non-deductible business expenses	2.0	0.8	1.5
Other	(1.8)	(1.1)	(1.2)
Total	37.3%	38.7%	38.9%

The significant components of deferred tax assets were as follows at December 31 (in thousands):

	2008	2007
Accounts receivable	$1,618	$1,787
Inventories	1,020	831
Property and equipment	1,546	1,948
Amortization	(1,787)	(637)
Accrued expenses and reserves	2,006	1,822
Tax credits and loss carryforwards	4,593	1,642
Other	176	247
Subtotal	9,172	7,640
Valuation allowance	(179)	(214)
Total	$8,993	$7,426

As of December 31, 2008 and 2007, we had a valuation allowance of $0.2 million relating to certain state net operating loss carryforwards for which we believe it is more likely than not that the related deferred tax assets will not be realized.

We had deferred tax liabilities of $1.1 million and $2.0 million at December 31, 2008 and 2007, respectively, relating to a Canadian employment tax subsidy, which were included as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets.

The exercise of stock options and warrants in 2008 and 2007 resulted in tax benefit of $0.5 million and $1.7 million, respectively, that that have been reflected as a reduction of taxes payable and an increase to additional paid-in capital. Further, in 2007, the utilization of net operating loss carryforwards resulted in a tax benefit of $1.3 million from stock options exercised in 2006 that was reflected as a reduction of taxes payable and an increase to additional paid-in-capital in 2007.

At December 31, 2008, we had state net operating loss carryforwards of $21.3 million, which begin to expire at the end of 2012, and federal net operating loss carryforwards of $10.5 million, which begin to expire at the end of 2018. All of the federal net operating loss carryforwards and $7.2 million of the state net operating loss carryforwards relate to pre-acquisition losses from an acquired subsidiary and, accordingly, they are subject to annual limitations as to their use under the provisions of IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited.

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

Accounting for Uncertainty in Income Taxes

We adopted FIN 48 on January 1, 2007 as described above in Note 2. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN 48. During the year ended December 31, 2008, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of December 31, 2008.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2004, and state income tax examinations for years following 2003. In addition, certain federal and state net operating loss carryforwards generated after 1998 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

9. Commitments and Contingencies

Commitments

We lease office and warehouse space and equipment under various non-cancelable operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. We also have minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year). In addition, we have obligations under capital leases, which we acquired as part of the SARCOM acquisition discussed in Note 4, for computers and various related equipment and software. As of December 31, 2008, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Operating lease obligations	$5,595	$3,657	$2,905	$756	$711	$1,671	$15,295
Capital lease obligations	58	15	—	—	—	—	73
Other commitments	5,693	1,014	987	285	—	—	7,979
Total minimum payments	$11,346	$4,686	$3,892	$1,041	$711	$1,671	$23,347

For the years ended December 31, 2008, 2007 and 2006, total rent expense, net of sublease income, totaled $6.1 million, $5.0 million and $4.4 million. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

ERP and Web Infrastructure Upgrade

In June 2008, we entered into an agreement with a software solutions provider for the purchase and implementation of certain modules of a new ERP system. The modules consist of Microsoft Dynamics AX (Axapta), workflow, and web development tools. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and are currently working on the implementation of the ERP modules and the upgrade of the ERP systems. We expect to complete the upgrade of our eCommerce platform during the second half of 2009. We expect to complete the implementation of the ERP systems in 2010. As of December 31, 2008, based on our current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.8 million related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase will be financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our combined company and to provide a robust and efficient contact center. As of December 31, 2008, we have received $2.7 million of the Cisco equipment and we expect to receive the remainder in the first half of 2009, at which time we will enter into a capital lease agreement. As of December 31, 2008, we have included the $2.7 million of Cisco equipment in “Software development and other equipment in progress” and “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets. We expect to implement the Cisco equipment and contact center in 2009.

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

On October 21 and 24, 2008, the Superior Court confirmed the arbitrator’s award and entered judgments dismissing the respective actions with prejudice as against the plaintiffs and all class members. Based on the parties’ settlement agreement, we distributed settlement funds to class members, class counsel and the plaintiffs in the fourth quarter of 2008 and the first quarter of 2009.

As a result of the settlement discussed above, during the second quarter of 2008, we recorded a charge of $0.8 million, which includes the settlement amount and other costs related to the lawsuit, in “Special charges” on our Consolidated Statements of Operations for the year ended December 31, 2008.

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

10.     Stockholders’ Equity

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

During the fourth quarter of 2008, we repurchased a total of 741,631 shares of our common stock at an aggregate cost of $2.6 million and recorded as treasury stock. As of December 31, 2008 and 2007, we had total treasury shares of 1,158,309 and 416,678 shares, respectively. We did not repurchase any shares of our common stock under the repurchase program during 2007. However, in November 2007, as part of the final net asset value settlement relating to our acquisition of SARCOM, which is discussed in Note 4, the sellers tendered back to us 122,478 shares of our common stock. These shares are included in our total number of shares of treasury stock of 416,678 at December 31, 2007. The common shares held as treasury stock are available for general corporate purposes.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

11. Earnings Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 674,000, 117,000 and 644,000 for the years ended December 31, 2008, 2007 and 2006 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Year Ended December 31, 2008:
Basic EPS
Net income	$9,603	13,268	$0.72
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	593
Diluted EPS
Adjusted net income	$9,603	13,861	$0.69
Year Ended December 31, 2007:
Basic EPS
Net income	$12,443	12,667	$0.98
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,100
Diluted EPS
Adjusted net income	$12,443	13,767	$0.90
Year Ended December 31, 2006:
Basic EPS
Net income	$3,956	12,052	$0.33
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	856
Diluted EPS
Adjusted net income	$3,956	12,908	$0.31

12.     Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. On July 1, 2007, we began making 25% matching contributions for amounts that did not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a 5 year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $251,000 and $98,000 in 2008 and 2007.

Restricted Stock, Stock Warrants and Options Issued to Non-employees

On July 31, 2008 and August 31, 2007, our Compensation Committee approved and granted, under our 1994 Plan, the award of 4,000 shares and 3,000 shares, respectively, of restricted stock to each of our non-employee members of the board for a total award of 12,000 shares and 9,000 shares of restricted stock in the years ended December 31, 2008 and 2007. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. See Note 3 above for more information on restricted stock.

In October 2004, we issued options to purchase 45,000 shares of our common stock under our 1994 Plan to an investor and public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the options was reduced to $6.12 and the consultant received options to purchase 54,319 shares of eCOST.com common stock in the transaction. Of the original grant of options to purchase 45,000 shares, an aggregate of 7,500 shares of the options vested on the date of the grant, and the remaining shares vested quarterly over a one-year period from the date of grant. We valued the options at fair value based on a Black-Scholes fair value calculation. The options were valued at the date of grant and were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option. The options became fully vested in October 2005. We recorded a cumulative compensation expense of $0.4 million through the vesting period. The options were still outstanding at December 31, 2008.

In June 2003, we issued a warrant to purchase 30,000 shares of our common stock to a consulting firm for investor and public relations services. The warrant was issued at an exercise price of $3.99 with a five-year term, which vested monthly over a one year period from the date of grant. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the warrant was reduced to $1.59, and the consulting firm received a warrant to purchase 36,213 shares of eCOST.com common stock in the transaction. We valued the warrant at fair value based on a Black-Scholes fair value calculation. The warrant was valued at the date of grant and was measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the warrant. The warrant became fully vested in June 2004. We recorded a cumulative compensation expense of $0.4 million through the vesting period. The warrant was exercised in full in the second quarter of 2008.

13. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income	$9,603	$12,443	$3,956
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(933)	1,311	(33)
Income tax benefit (expense) related to other comprehensive income	1,202	(559)	—
Total comprehensive income	$9,872	$13,195	$3,923

14. Segment Information

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

Our SMB segment consists of sales made through our PC Mall Sales, Inc. subsidiary, primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force.

Our MME segment consists of sales made through our Sarcom, Inc. subsidiary, primarily to mid-market and enterprise- sized businesses under the SARCOM and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

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

Summarized segment information for our continuing operations for the periods presented was as follows (in thousands):

	SMB	MME	Public Sector	Consumer	Corporate & Other	Consolidated
Year Ended December 31, 2008
Net sales	$486,876	$426,101	$161,418	$253,537	$42	$1,327,974
Gross profit	60,368	73,600	16,565	28,647	201	179,381
Depreciation and amortization expense (1)	65	2,654	261	114	2,512	5,606
Operating profit (loss)	29,514	18,379	2,200	7,540	(38,639)	18,994

Year Ended December 31, 2007
Net sales	$554,493	$238,545	$156,970	$265,511	$(86)	$1,215,433
Gross profit	62,760	36,105	15,930	32,972	71	147,838
Depreciation and amortization expense (1)	56	927	428	141	2,805	4,357
Operating profit (loss)	34,244	7,382	4,681	11,560	(33,549)	24,318

Year Ended December 31, 2006
Net sales	$514,412	$173,424	$92,551	$224,831	$602	$1,005,820
Gross profit	60,253	21,697	11,587	29,722	659	123,918
Depreciation and amortization expense (1)	51	356	600	186	3,224	4,417
Operating profit (loss)	26,925	6,341	2,023	6,881	(31,752)	10,418

(1)

Primary fixed assets relating to centralized network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of December 31, 2008 and 2007, we had total consolidated assets of $282.4 million and $296.2 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S. During the years ended December 31, 2008, 2007 and 2006, less than 1% of our total net sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our total net sales in the years ended December 31, 2008, 2007 and 2006.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2008	2007	2006
United States	$10,854	$7,439	$6,247
Philippines	870	1,240	1,319
Canada	115	279	489
Property and equipment, net	$11,839	$8,958	$8,055

15. Subsequent Events

Under our discretionary common stock repurchase program discussed above in Note 10, during the period from January 1, 2009 through February 10, 2009, we repurchased a total of 326,120 shares of our common stock at an aggregate cost of $1.3 million. These repurchased shares were recorded as treasury stock.

In February 2009, we entered into a Software License and Maintenance and Support Agreement with Eruces, Inc., a Delaware corporation, pursuant to which Eruces licensed data security technology to our company. Dr. Bassam Khulusi and Sam Khulusi, each of whom is a brother of our Chairman and Chief Executive Officer Frank Khulusi, together beneficially own a majority of the outstanding voting stock of Eruces. Ronald Reck, a member of our Board of Directors and the Audit Committee and the chairman of our Compensation Committee, is a minority stockholder in Eruces. The Eruces technology licensed under the agreement is proprietary encryption software that was independently identified by our Director of Security as the best solution for certain of our data security needs. The transactions contemplated by the agreement were approved by the independent members of our Board of Directors and Audit Committee in accordance with our Audit Committee Charter and our policy for approval of related party transactions. The agreement provides for a one-time license fee of $270,300 in consideration for a worldwide, non-exclusive, perpetual and irrevocable license to use the software, a one-time $23,625 installation and integration fee and annual support fees in the initial amount of $40,545.

***

PC MALL, INC.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION

(unaudited, in thousands, except per share data)

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$336,627	$331,182	$325,867	$334,298
Gross profit	45,335	46,219	44,308	43,519
Net income	2,996	3,033	2,590	984
Basic and diluted earnings per common share:
Basic	$0.23	$0.23	$0.19	$0.08
Diluted	0.21	0.22	0.18	0.07

	2007
	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter
Net sales	$256,780	$262,958	$287,688	$408,007
Gross profit	31,812	33,932	34,179	47,915
Net income	1,868	2,999	2,978	4,598
Basic and diluted earnings per common share:
Basic	$0.15	$0.24	$0.24	$0.34
Diluted	0.14	0.22	0.22	0.32

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officers, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our board of directors, audit committee, audit committee financial expert, code of business conduct and ethics, and other corporate governance matters is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors-Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this report:

Page Number
(1) Financial Statements	See Part II, Item 8, beginning on page 57

(2) Financial Statement Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006	See Part IV, Item 15, beginning on page 90

(3) Exhibits	See Part IV, Item 15, beginning on page 91

PC MALL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2008	$4,653	$3,338	$(3,750	)(a)	$4,241
December 31, 2007	4,630	2,215	(2,192	)(a)	4,653
December 31, 2006	4,774	4,651	(4,795	)(a)	4,630

Reserve for inventory for the years ended:
December 31, 2008	$1,680	$1,045	$(1,012	)(b)	$1,713
December 31, 2007	1,616	1,519	(1,455	)(b)	1,680
December 31, 2006	2,202	1,245	(1,831	)(b)	1,616

Sales returns reserve for the years ended:
December 31, 2008	$2,078	$21,940	$(22,365	)(c)	$1,653
December 31, 2007	2,882	21,003	(21,807	)(c)	2,078
December 31, 2006	3,355	24,469	(24,942	)(c)	2,882

Valuation allowance for deferred tax assets for the years ended:
December 31, 2008	$214	$—	$(35	)(d)	$179
December 31, 2007	202	12	—		214
December 31, 2006	—	202	—		202

(a)      Relates primarily to accounts written-off.

(b)      Relates primarily to excess and/or obsolete inventory written-off.

(c)       Relates to sales returns received and applied to sales returns reserve.

(d)  Relates primarily to a decrease in valuation allowance recorded for a Tennessee net operating loss carryforward.

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

Exhibit Number	Description

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

Exhibit Number	Description

10.25

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.26

Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 8, 2005)

10.27

Second Amendment to Amended and Restated Loan and Security Agreement, dated as of June 11, 2007, by and among the Registrant, certain subsidiaries of the Registrant, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 15, 2007)

10.28

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.29

Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of November 5, 2007, by and among PC Mall, Inc, certain of its subsidiaries, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on November 6, 2007)

10.30

Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.31

Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended March 31, 2007 filed with the Commission on May 15, 2007)

10.32

Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.33*

Summary of Executive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended June 30, 2008 filed with the Commission on August 5, 2008)

10.34*	Summary of Executive Salary and Bonus Arrangements

10.35*	Summary of Director Compensation Arrangements

10.36*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008).

10.37*	Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi.

Exhibit Number	Description

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2008

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*            Management contract, or compensatory plan or arrangement.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: March 16, 2009	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman, Chief Executive Officer and
Frank F. Khulusi	President (Principal Executive Officer)	March 16, 2009

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief	March 16, 2009
Brandon H. LaVerne	Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ THOMAS A. MALOOF	Director	March 16, 2009
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 16, 2009
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 16, 2009
Paul C. Heeschen

***

EXHIBIT INDEX

Exhibit Number	Description

10.34*	Summary of Executive Salary and Bonus Arrangements

10.35*	Summary of Director Compensation Arrangements

10.37*	Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi.

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2008

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*               Management contract, or compensatory plan or arrangement.

***