Form 10-K/A
period 2008-12-31
PC MALL INC
filed 2009-04-30
CIK 937941

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 23, 2009, the registrant had 12,253,426 shares of common stock outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PC MALL, INC.

PC MALL, INC.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Set forth below is certain information, as of April 30, 2009, regarding the members of PC Mall, Inc.’s (“PC Mall,” “we” or “us”) board of directors. Each of our directors holds office until our next annual meeting of stockholders or until his successor is elected and qualified.

Name	Age	Position	Director Since
Frank F. Khulusi	42	Chairman of the Board, President and Chief Executive Officer	1987
Thomas A. Maloof(2)	57	Director	1998
Ronald B. Reck(1)(2)	60	Director	1999
Paul C. Heeschen(1)(2)	52	Director	2006

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

Paul C. Heeschen has served as one of our directors since February 2006. Mr. Heeschen has served as a member of the board of directors of Diedrich Coffee, Inc. since January 1996, and was elected to serve as its chairman in February 2001. Since 1995, Mr. Heeschen has been a principal of Heeschen & Associates, a private investment firm.

Executive Officers

A list of our executive officers is included in Part I, Item 4A of our original filing of this Form 10-K under the caption “Executive Officers of the Registrant.”

Corporate Governance

Identification of Our Audit Committee

We have a separately designated standing audit committee established in accordance with the Securities Exchange Act of 1934. The members of our audit committee are Thomas A. Maloof (Chair), Paul C. Heeschen and Ronald B. Reck. Our board of directors has determined that each of the members of our audit committee is “independent” as that term is defined in Rule 10A-3(b)(1) promulgated under the Exchange Act and is an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq listing standards. Our board of directors has determined that each of Mr. Maloof and Mr. Heeschen is an “audit committee financial expert” as that term is defined by regulations of the Securities and Exchange Commission and that each of them has accounting and related financial management expertise within the meaning of the applicable rules of Nasdaq.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics, including any amendments to, or waivers from such code, is posted in the “Investor Relations” section of our website at www.pcmall.com. We will provide a copy of our Code of Business Conduct and Ethics to any person, without charge, upon receipt of a written request directed to our Secretary at our principal executive offices.

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with, except for a late Form 5 filed by Mr. Khulusi reporting one exempt transaction.

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

Our executive compensation programs have been designed and adopted by the Compensation Committee in an effort to implement the above principles. The key elements of our executive compensation program include base salary, quarterly bonuses, stock incentive awards, health and welfare benefits, and other perquisites. The discussion below describes each of the key elements of our executive compensation for the fiscal year ended December 31, 2008.

Executive Compensation Process

In establishing compensation, our Compensation Committee, among other things:

•  reviews the performance of our executive officers and each of the components of their compensation;

•  evaluates the effectiveness of our overall executive compensation program on a periodic basis; and

•  administers our stock and bonus plans and, within the terms of these plans, determines the terms and conditions of the awards under these plans.

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

In April 2007, the Compensation Committee engaged Towers Perrin, a nationally recognized compensation consulting firm, to advise the Committee on our executive compensation programs and to conduct an independent competitive assessment of our director and executive officer compensation in an effort to ensure that such compensation levels and practices satisfy our compensation philosophies and principles and are established in part based upon consideration of objective market compensation data. Towers Perrin provided the Compensation Committee with an initial report in June 2007 and a final report in December 2007, which were presented and discussed by the Committee at regularly scheduled meetings of the Committee. These reports, together with input to the Committee from our Chief Executive Officer regarding incentive and retention of our other executive officers were considered by the Committee in establishing each of the components of executive compensation for fiscal year 2008, as discussed in more detail below.

Total Compensation of Executive Officers

Our executive compensation programs consist primarily of (i) base salary, (ii) short-term incentive compensation in the form of quarterly cash bonuses and (iii) long-term incentive compensation in the form of stock options. We also provide our executive officers with other benefits, including certain perquisites and severance and change of control agreements discussed in more detail below. Each of these components of executive compensation has been provided to satisfy our compensation philosophy and principles after review of market executive compensation data provided by a nationally recognized compensation consulting firm and, for executives other than the Chief Executive Officer, based in part on qualitative input and recommendations made to the Compensation Committee by our Chief Executive Officer. For the 2008 fiscal year, each of our executive officers received cash compensation in the form of an annual base salary and cash bonuses, and each also received long-term incentive compensation in the form of stock option grants.

In determining the compensation for our Chief Executive Officer, in addition to the applicable factors set forth below, the Compensation Committee also took into consideration the record of his leadership and vision since our company’s inception in 1987; his close identification with us by our employees and vendors, the financial community and the general public; and the recognition by the Compensation Committee and others in our industry of the importance of his leadership to our continued success.

Please refer to the tables under the section entitled “Executive and Director Compensation” below for a detailed presentation of the specific compensation earned by each of our named executive officers in the 2008 fiscal year.

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

We include our direct competitors and other online retail companies because we compete with them for business, as well as talent. We include leading national technology companies because they have a large influence on industry compensation practices. The retail and technology peer companies were included based on the advice of the independent compensation consulting firm engaged by the Compensation Committee. Survey data used in the report were collected from Towers Perrin’s 2006 Retail/Wholesale Industry Executive Compensation Database and were benchmarked based on job titles and scope of responsibilities for each of our named executive officers. Target pay levels were then determined by using regression analysis to adjust both survey and proxy data based on annual revenues of $1 billion for our company.

In late 2007 and early 2008, the Compensation Committee held several meetings at which it reviewed and considered this comparative peer group data together with qualitative input from the Chief Executive Officer regarding retention and incentive requirements (for executive officers other than the Chief Executive Officer), in establishing our executive compensation programs for 2008. The Committee determined that the total compensation and each component of compensation to be provided to each executive officer in 2008 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data. However, the Compensation Committee did not establish any specific peer group comparative percentile targets or relative percentages of total compensation that any component of compensation should represent for any of our executives.

Base Salaries

The base salaries we provide to our executive officers are intended as compensation for each executive officer’s ongoing contributions to the performance of the operational area(s) for which he or she is responsible. In keeping with our compensation philosophy to attract and retain high quality individuals, executive officer base salaries have been targeted to be competitive with base salaries paid to executive officers of the peer companies described above and with the Los Angeles market for executives of publicly traded companies having similar revenues and number of employees to those of PC Mall. These market comparables were determined in each case based on data reviewed by the Compensation Committee. For executive officers other than our Chief Executive Officer, base salaries also were established in part after consideration of qualitative input from our Chief Executive Officer about retention and incentive considerations after his discussions with individual executive officers.

The base salaries of our executive officers are reviewed annually and adjusted from time to time from the original amounts provided in employment agreements to recognize individual performance, promotions, competitive compensation levels, retention and incentive considerations and other qualitative factors. In addition to adjustments made for competitive, retention and incentive reasons, the Committee has periodically adjusted executive officer base salaries based on its assessment of each executive’s performance and history with us and our overall budgetary considerations for salary increases. Based in part on the reports provided to the Committee by the independent compensation consulting firm, no changes were made for fiscal year 2008 to the base salary rates in effect at the end of fiscal year 2007 for any of our executive officers serving in the same positions they had served during fiscal year 2007, except for small increases which were made effective in December 2008 to offset the discontinuation of the subsidized medical and dental benefits for these executives. In July 2008, however, Brandon LaVerne was promoted from the position of Interim Chief Financial Officer to Chief Financial Officer. In connection with this promotion, Mr. LaVerne’s base salary for 2008 was increased to an annual base salary rate of $275,000 from an annual base salary rate of $206,000. This base salary increase was approved by our Board of Directors in July 2008 based upon a recommendation from our Chief Executive Officer after negotiations with Mr. LaVerne, qualitative input to the Compensation Committee from our Chief Executive Officer and consideration of the above described compensation data.

Short-Term Incentive Compensation

Each of our named executive officers other than our General Counsel is eligible to participate in our executive bonus plan, which was originally adopted by our Compensation Committee in February 2005 and was modified effective January 1, 2008. The plan was designed to award quarterly and annual cash bonuses to eligible officers only in the event we achieved short-term financial goals. For 2008, these financial goals consisted of year-over-year quarterly and annual improvements in our consolidated adjusted pre-tax income. The plan was intended to reward and motivate our executives and to align the interests of management with our stated objectives to focus on our profitability and increase shareholder value. Under this executive bonus plan, for each fiscal quarter each of our named executive officers is eligible to receive a maximum aggregate quarterly cash bonus amount equal to a fixed percentage of any amount by which our consolidated adjusted pre-tax income for such quarter exceeds our consolidated adjusted pre-tax income for the same quarter of the prior year and an additional maximum aggregate annual bonus amount equal to a fixed percentage of any amount by which our consolidated adjusted pre-tax income for such fiscal year exceeds our consolidated adjusted pre-tax income for the prior fiscal year. For purposes of the executive bonus plan, “adjusted income” is defined as our consolidated pre-tax income for the applicable period, less certain costs that are excluded from the calculation on a periodic basis by the Compensation Committee in its sole discretion. Such adjustments were intended to allow the Committee to exclude expenses that it may determine do not allow for a fair comparison of performance in the applicable period or expenses which it may determine are not in the control of the eligible executives. The Compensation Committee retains discretion to award less than the full amount of the bonuses permitted under the executive bonus plan as well as discretion as to the items to be excluded in the calculation of “adjusted income.” Historically, these excluded items have included stock-based compensation expense, litigation settlement charges and goodwill impairment charges.

The Committee allocates available amounts under the plan to eligible executive officers based on maximum quarterly fixed percentages for each officer. These maximum amounts are subject to reduction by the Compensation Committee in its discretion. Reductions in the maximum amounts paid to individual named executive officers have generally been made based on qualitative recommendations from our Chief Executive Officer (for executives other than the Chief Executive Officer). Our Chief Executive Officer is entitled to receive a maximum of up to 2.85% of any quarterly improvement in consolidated adjusted pre-tax income and 0.95% of any annual improvement in consolidated adjusted pre-tax income. Our remaining named executive officers participating in the plan, Brandon LaVerne, Kris Rogers and Dan DeVries, are each eligible to receive up to a maximum of 0.90% of any quarterly improvement in consolidated adjusted pre-tax income and 0.30% of any annual improvement in consolidated adjusted pre-tax income.

In 2007, some amounts which may otherwise have been paid under the executive bonus plan relating to the first three quarters of 2007 were not paid to the named executive officers in 2007 because the executive bonus plan for 2007 was under review by the Committee during the first half of 2007. In February 2008, the Compensation Committee determined to pay the named executive officers additional bonuses that otherwise would have been available to be paid to them in 2007 under the executive bonus plan but were not approved or paid in 2007 because of such pending review. Accordingly, Mr. Khulusi, Ms. Rogers and Mr. Devries each received additional bonuses approved in February 2008 that were calculated based on the historic executive bonus plan and the Company’s quarterly performance in the first three quarters of 2007. The amounts of such additional bonuses approved in February 2008 were $124,653, $43,995 and $21,624, respectively, and were included in the “Summary Compensation Table” for the 2007 fiscal year contained in our Form 10K/A for the fiscal year ending December 31, 2007.

In establishing the executive bonus plan for 2008, the Compensation Committee considered data and analysis contained in the reports provided to the Committee by the independent compensation consulting firm together with qualitative input and recommendations of our Chief Executive Officer and historic participation of the executive officers in the executive bonus plans. Based on this data and analysis, the Committee determined that the amounts payable to the named executive officers in accordance with the executive bonus plan for 2008 would allow for a total cash compensation for each such officer within the peer group range for total cash compensation.

The bonuses paid to our General Counsel, Mr. Newton, and to Mr. LaVerne prior to his promotion to Chief Financial Officer, were paid in accordance with their respective employment agreements or arrangements, as such amounts have been increased from time to time by the Compensation Committee in its discretion. The total amount of bonuses paid to each of Mr. Newton, and Mr. LaVerne prior to his promotion to Chief Financial Officer, were based in each case in part upon the Committee’s review of the total cash compensation data relative to the peer groups provided in the reports to the Compensation Committee from the independent compensation consulting firm and in part upon the recommendation of our Chief Executive Officer after a qualitative evaluation of their contributions to the Company.

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

The compensation reports provided to the Compensation Committee by the independent compensation consulting firm included long-term, non-cash incentive compensation market competitive data and analysis, which was reviewed and considered by the Committee in determining the 2008 stock option grants to executives. This data and analysis contemplated the annualized expected value of option grants ultimately provided to our executive officers in 2008 relative to long-term, non-cash incentive compensation provided to peer group executives. The value of each grant also was analyzed for its effect on total compensation, representing the long-term, non-cash component of our executive compensation. The Committee determined that the level of each grant in 2008 to each of our executive officers was within the range of annual long-term, non-cash incentive compensation relative to the considered peer groups for each executive officer and further determined that the level of each grant in 2008 to each executive officer when considered together with the total cash compensation for 2008 placed the level of 2008 total compensation for each executive officer within the market range.

Timing, Pricing and Terms of Stock Option Awards

We have generally considered option grants to our executive officers at regularly scheduled meetings of the Compensation Committee. In November 2008, the Compensation Committee approved additional option grants to our executive officers after consideration of extraordinary market circumstances beginning in the second half of 2008. The Compensation Committee consulted with Towers Perrin in connection with its consideration of these additional grants. The additional grants were made in an effort to meet our compensation philosophy of providing our executive officers with long-term incentive compensation which aligns their long-term motivations with the objective of creating long-term shareholder value. The Compensation Committee determined that the additional grants, together with all other compensation programs provided to our executive officers in 2008, provided each of our executive officers with total annual compensation opportunities for 2008 in amounts that were within market ranges for each such executive officer. Mr. Khulusi, Mr. LaVerne, Ms. Rogers, Mr. DeVries and Mr. Newton received additional stock options awards in the respective amounts of 65,000, 30,000, 30,000, 20,000 and 30,000 options in connection with these November 2008 stock option grants.

Formal approval of stock option grants is obtained on the date of grant. We do not have, and do not intend to have, any program, plan or practice to time the grant of stock options in coordination with the release of material non-public information. We also do not have, and do not intend to have, any program, plan or practice to time the release of material non-public information for the purpose of affecting the value to executive compensation. The exercise price for stock options we have granted equals the closing price of our common stock on the grant date. We have granted fixed-price stock options that generally vest in equal quarterly installments usually over a three or four year period. Our option grants have not historically contained performance vesting features.

Because the value of stock option awards increase only if the price of our common stock increases after grant, the time vesting feature of our option grants has been intended as an important feature of each option designed to motivate our executive officers to enhance our stockholders’ value over a long-term period.

Employment Agreements and Severance and Change-in-Control Arrangements

In January 1995, prior to our initial public offering, we entered into an employment agreement with Frank F. Khulusi, our Chairman, President and Chief Executive Officer. Mr. Khulusi’s employment agreement, which was amended in December 2005 and in December 2008, provides for one-year extensions unless it is terminated by us or Mr. Khulusi. Mr. Khulusi’s annual salary pursuant to his employment agreement has been increased periodically, and was most recently increased by our Compensation Committee, effective March 1, 2006, from $600,000 to $800,000. Previously, in May 2005, Mr. Khulusi voluntarily elected to reduce his annual base salary from $800,000 to $600,000. Mr. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Mr. Khulusi’s employment agreement provides that he is entitled to certain severance benefits in the event that his employment is terminated by us without cause or by Mr. Khulusi for good reason or following a change of control as follows:

•                 If Mr. Khulusi’s employment is terminated by the Company without cause (which may occur at any time upon 90 days’ advance written notice to Mr. Khulusi), the Company will pay him his salary through the end of the notice period and, in addition, a lump sum amount equal to two times the total salary and bonus compensation paid to him for the twelve months immediately preceding the notice of termination, in each case subject to the December 2008 amendment of Mr. Khulusi’s employment agreement which amended the agreement to clarify that the agreement is intended to comply with Section 409A of the United States Internal Revenue Code and related regulations in all instances and that any payments which would cause non-compliance will be delayed in a manner necessary for compliance;

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

Mr. LaVerne is an “at will” employee and is currently entitled to an annual base salary of $279,413. Mr. LaVerne is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, and may receive discretionary bonuses from time to time in the discretion of our Compensation Committee with the input of our Chief Executive Officer. In January 2007, we entered into a severance agreement with Mr. LaVerne, pursuant to which Mr. LaVerne is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause within a twelve month period following a change-in-control of our company. The severance payments would be made in equal installments over six months and are contingent upon his execution of a satisfactory severance and release agreement. Mr. LaVerne is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In January 2000, we entered into an employment agreement with Kristin M. Rogers, our Executive Vice President, Sales. Pursuant to Ms. Rogers’ employment agreement, her compensation includes (i) an annual base salary and (ii) an annual bonus based upon the achievement of goals mutually agreed upon by us and Ms. Rogers. Pursuant to the terms of our agreement with Ms. Rogers, she is an “at will” employee and is currently entitled to an annual base salary of $339,414. Ms. Rogers’ employment agreement also provides that in the event she is terminated by us without cause (as defined in her employment agreement), upon the execution of a separation agreement satisfactory to us, Ms. Rogers is entitled to receive a severance payment equal to six months of her base compensation and health insurance coverage for Ms. Rogers and her family for up to six months or for a shorter period if other employment is accepted by Ms. Rogers. The severance payments would be made in equal installments over the six month (or shorter) period, as applicable. Instead of receiving an annual bonus as set forth in her employment agreement, Ms. Rogers currently participates, in the discretion of our Compensation Committee, in our executive bonus plan. Ms. Rogers is entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In June 2004, we entered into an employment agreement with Robert I. Newton, our General Counsel and Secretary. Mr. Newton’s employment agreement was amended in February 2005. Pursuant to the terms of our agreement with Mr. Newton, he is an “at will” employee and is currently entitled to an annual base salary of $304,413. Mr. Newton is currently eligible to receive an annual bonus of up to $120,000, as well as additional discretionary bonuses as determined from time to time by the Compensation Committee, and is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and are contingent upon his execution of a satisfactory severance and release agreement. Mr. Newton is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In January 2004, we entered into a written employment agreement with Dan DeVries, our Executive Vice President, Marketing. Pursuant to the terms of our agreement with Mr. DeVries, he is an “at will” employee and is currently entitled to an annual base salary of $282,819. Mr. DeVries is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, as well as to receive discretionary bonuses from time to time in the discretion of our Compensation Committee and our Chief Executive Officer. In January 2006, we entered into a severance agreement with Mr. DeVries, which was approved by our Compensation Committee, pursuant to which Mr. DeVries is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and is contingent upon his execution of a satisfactory severance and release agreement. Mr. DeVries is also entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In addition to the above discussed agreements, under the terms of our option agreements with our executive officers, upon the occurrence of (i) certain events resulting in a change of control of our company or (ii) certain major corporate transactions, all of the unvested stock options for our Chief Executive Officer, Chief Financial Officer and General Counsel will become fully vested and exercisable, subject to certain exceptions and limitations and a portion of the unvested stock options of our other executive officers will become vested and exercisable, subject to certain exceptions and limitations.

The employment agreements and severance and change-in-control benefits provided to our executives under these agreements were approved by our Compensation Committee following our negotiations with our executive officers and were determined to be reasonable and necessary in order to hire and retain these individuals. Mr. Khulusi’s agreement was originally executed in 1995 and at that time we established certain change-in-control and severance protections for Mr. Khulusi. We believe that it is important to provide continued professional stability to those executive-level employees who helped build our company and whose leadership is important to our continued success. Further, we believe that the interests of our stockholders will be best served if the interests of our most senior management are aligned with them. Providing change in control benefits, including the severance and option acceleration benefits, is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of our stockholders. The severance and change-in-control benefits offered to our executive officers did not affect the Compensation Committee’s determination of the total compensation, or any component of compensation, we provided to our executive officers in 2008.

Copies of each of the above-referenced employment agreements, as well as a summary of our executive bonus plan, are filed as exhibits to our original filing of this Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Perquisites and Other Benefits

We provide our executive officers, including our Chief Executive Officer, with perquisites that we believe are reasonable, competitive and consistent with our overall executive compensation program. We believe that our perquisites help us to hire and retain qualified executives. In 2008, our executive officers received health care benefits in the form of subsidized health care insurance premium payments we made on behalf of our executives and their family members. Ms. Rogers and Mr. DeVries each receive monthly car allowances. For additional information regarding perquisites we provided to each of our named executive officers please refer to the “Summary Compensation Table” below.

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1.0 million paid to the Chief Executive Officer or any of the other four most highly compensated executive officers. However, certain compensation meeting a tax law definition of “performance-based” is generally exempt from this deduction limit. We do not currently have a policy regarding qualification of cash compensation, such as salary and bonuses, for deductibility under Section 162(m). We have included provisions in the 1994 Stock Incentive Plan designed to enable grants of options and stock appreciation rights to executives affected by Section 162(m) to qualify as “performance-based” compensation. In fiscal 2008, our executives did not receive compensation subject to Section 162(m) at a level that exceeds the $1.0 million limit, except for our Chief Executive Officer who was paid total cash compensation of approximately $1.1 million. However, the Compensation Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our stockholders. Given our changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully deductible. Accordingly, the Compensation Committee may from time to time deem it appropriate to approve elements of compensation for certain officers that are not fully deductible.

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for fiscal years 2008, 2007 and 2006 awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers whose compensation exceeded $100,000. The individuals listed in the following table are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Frank F. Khulusi	2008	$806,982	$113,671		$177,666	$11,093	(4)	$1,109,412
President and CEO	2007	800,000	355,491		103,740	9,512	(4)	1,268,743
	2006	767,702	157,357	(2)(3)	103,740	10,701	(4)	1,039,500

Brandon H. LaVerne (5)	2008	241,875	28,000		69,287	6,685	(4)	345,847
Chief Financial Officer	2007	194,604	53,350		47,692	5,232	(4)	300,878

Kristin M. Rogers	2008	338,042	22,689		116,072	13,890	(7)	490,693
Executive Vice President- Sales and Marketing	2007	312,865	125,468		108,561	16,971	(7)	563,865
	2006	296,403	82,928		98,917	15,598	(6)	493,846

Daniel J. DeVries	2008	277,948	35,189		90,111	21,438	(7)	424,686
Executive Vice President- Consumer	2007	264,346	103,098		67,193	20,656	(7)	455,293
	2006	257,500	78,143		57,549	19,481	(6)	412,673

Robert I. Newton	2008	302,773	120,000		74,576	6,936	(4)	504,285
General Counsel and Secretary	2007	267,692	135,000		118,341	6,784	(4)	527,817
	2006	250,000	90,000		159,980	4,955	(4)	504,935

(1)

Represents the dollar amounts associated with the named executive officers’ option grants that are recognized as stock-based compensation expense in the 2008, 2007 and 2006 fiscal years for financial statement reporting purposes in accordance with SFAS 123R, but excluding any estimate of future forfeitures related to service-based vesting conditions and reflecting the effect of any actual forfeitures. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2008.

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

(3)

Bonus amounts relating to 2006 for Mr. Khulusi were previously reported in the “Non-Equity Incentive Plan Compensation” column for the 2006 fiscal year, and are reported in the “Bonus” column in the table above for comparison purposes. All such reported amounts were paid under our executive bonus plan.

(4)

Includes medical and dental insurance premiums we subsidized through November 2008 on behalf of the executive above and beyond pricing that is available to the general employee population, and company matched 401(k) contributions on behalf of the executive which the Company began matching as of July 1, 2007.

(5)

On June 7, 2007, our board of directors appointed Mr. LaVerne as Interim Chief Financial Officer effective upon the departure of our former Chief Financial Officer on June 30, 2007. In July 2008, Mr. LaVerne was promoted from the position of Interim Chief Financial Officer to Chief Financial Officer.

(6)

Includes medical and dental insurance premiums we subsidized through November 2008 on behalf of the executive above and beyond pricing that is available to the general employee population, and car allowances.

(7)

Includes medical and dental insurance premiums we subsidized through November 2008 on behalf of the executive above and beyond pricing that is available to the general employee population, company matched 401(k) contributions on behalf of the executive, and car allowances.

Grants of Plan-Based Awards (2008)

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards (3)
Frank F. Khulusi	07/31/2008	90,000	(1)	$8.92	$524,962
	11/07/2008	65,000	(2)	4.01	168,647
Brandon H. LaVerne	07/31/2008	35,000	(1)	8.92	204,152
	11/07/2008	30,000	(2)	4.01	77,837
Kristin M. Rogers	07/31/2008	20,000	(1)	8.92	116,658
	11/07/2008	30,000	(2)	4.01	77,837
Daniel J. DeVries	07/31/2008	15,000	(1)	8.92	87,494
	11/07/2008	20,000	(2)	4.01	51,861
Robert I. Newton	07/31/2008	20,000	(1)	8.92	116,658
	11/07/2008	30,000	(2)	4.01	77,837

(1)	These options vest quarterly in equal installments over four years, with full vesting on July 31, 2012, and have a term of ten years.
(2)	These options vest quarterly in equal installments over four years, with full vesting on November 7, 2012, and have a term of ten years.
(3)

The grant date fair values of the stock options granted were computed in accordance with SFAS No. 123R. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End (2008)

The following table sets forth information regarding unexercised options for each of our named executive officers outstanding as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Frank F. Khulusi	50,000		—		$2.84	06/11/2009
	100,000		—		6.23	10/28/2014
	22,500		67,500	(1)	10.50	12/14/2017
	5,625		84,375	(2)	8.92	07/31/2018
	—		65,000	(3)	4.01	11/07/2018

Brandon H. LaVerne	7,000		—		5.02	11/21/2013
	18,000		2,000	(4)	6.36	05/24/2014
	7,000		—		4.49	06/29/2015
	4,688		10,312	(5)	12.27	08/31/2017
	2,188		32,812	(2)	8.92	07/31/2018
	—		30,000	(3)	4.01	11/07/2018

Kristin M. Rogers	17,500		—		3.23	01/20/2010
	40,000		—		0.60	04/17/2011
	27,500		—		0.90	08/16/2012
	40,000		—		6.23	10/28/2014
	50,000		—		4.41	06/28/2015
	6,250		13,750	(5)	12.27	08/31/2017
	1,250		18,750	(2)	8.92	07/31/2018
	—		30,000	(3)	4.01	11/07/2018

Daniel J. DeVries	35,000	(6)	—		2.84	06/11/2009
	42,606		—		0.60	04/17/2011
	22,737		—		0.90	08/15/2012
	25,000		—		6.23	10/28/2014
	20,000		—		4.41	06/28/2015
	6,250		13,750	(5)	12.27	08/31/2017
	938		14,062	(2)	8.92	07/31/2018
	—		20,000	(3)	4.01	11/07/2018

Robert I. Newton	50,000		—		6.92	06/08/2014
	50,000		—		4.41	06/28/2015
	6,250		13,750	(5)	12.27	08/31/2017
	1,250		18,750	(2)	8.92	07/31/2018
	—		30,000	(3)	4.01	11/07/2018

(1)	These options were granted on December 14, 2007 and vest quarterly in equal installments over four years, with full vesting on December 14, 2011.
(2)	These options were granted on July 31, 2008 and vest quarterly in equal installments over four years, with full vesting on July 31, 2012.
(3)	These options were granted on November 7, 2008 and vest quarterly in equal installments over four years, with full vesting on November 7, 2012.
(4)	These options were granted on May 24, 2004 and vest quarterly in equal installments over five years, with full vesting on May 24, 2009.
(5)	These options were granted on August 31, 2007 and vest quarterly in equal installments over four years, with full vesting on August 31, 2011.
(6)	This includes options to purchase 17,357 shares of our common stock that have been transferred pursuant to a divorce settlement.

Option Exercises and Stock Vested (2008)

The following table provides information regarding each exercise of stock option awards for each of our named executive officers during the fiscal year ended December 31, 2008.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Frank F. Khulusi	—	—
Brandon H. LaVerne	—	—
Kristin M. Rogers	17,000	$170,510
Daniel J. DeVries	15,086	190,274
Robert I. Newton	—	—

(1)	Value realized was computed by calculating the difference between the market price of our stock at the exercise date and the exercise prices of the options exercised.

Potential Payments Upon Termination or Change in Control (2008)

Provisions of our employment and change of control arrangements with the named executive officers and our equity incentive plan or individual award agreements thereunder provide for certain payments to our named executive officers at, following or in connection with a termination of their employment or a change of control of PC Mall. See “Employment Agreements and Severance and Change-in-Control Arrangements” in our Compensation Discussion and Analysis section above for a discussion of the specific circumstances that would trigger payments under the employment agreements with our named executive officers

The agreements pursuant to which we granted stock options to Mr. Khulusi, Mr. LaVerne and Mr. Newton provide for full acceleration of vesting of their unvested options in the event of a change of control of our company. The agreements pursuant to which each of our other named executive officers received stock options provide that, in the event of a change of control, a portion of the unvested options then outstanding will become fully vested and exercisable if:

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

•                  a merger or consolidation in which we are not the surviving entity or in which we survive as an entity but in which more than 50% of the voting power of our outstanding securities are transferred to persons different from those who held such securities immediately prior to such merger; or

•                  the sale, transfer or other disposition of all or substantially all of our assets or our liquidation or dissolution.

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from PC Mall. The information set forth in the table assumes, as necessary:

•                  The termination and/or the qualified change in control event occurred on December 31, 2008 (the last business day of our last completed fiscal year);

•                  The price per share of our common stock on the date of termination is $4.01 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2008); and

•                  With respect to unvested stock options, the options are not assumed or replaced as described above.

As of December, 31, 2008, each of our executive officers listed in the table below had no unvested stock options that were in-the-money.

Name	Voluntary Termination		Death or Permanent Disability		Change of Control		Involuntary Termination
Frank F. Khulusi
Employment Agreement	$2,300,623	(1)(2)	See	(7)	$2,300,623	(2)(3)	$2,300,623	(2)(4)

Brandon H. LaVerne
Employment Agreement	—		—		—		$139,707	(4)(5)

Kristin M. Rogers
Employment Agreement	—		—		—		$173,581	(4)(6)

Daniel J. DeVries
Employment Agreement	—		—		—		$141,410	(4)(5)

Robert I. Newton
Employment Agreement	—		—		—		$152,207	(4)(5)

(1)

This severance benefit is provided pursuant to Mr. Khulusi’s employment agreement if his employment with us is terminated by Mr. Khulusi for “good reason,” as defined in his employment agreement, including if we choose to not renew the agreement.

(2)	Estimated severance payment is to be made in a single lump sum payment upon the termination or change of control, as applicable subject to compliance with Section 409A of the Internal Revenue Code.
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

(5)	Severance payments are to be made in equal installments over a period of six months following the date of termination.
(6)

Includes $3,874 of severance benefit relating to costs to continue health insurance benefits for Ms. Rogers and her family. Payments are to be made in equal bi-monthly installments over the six month severance period following the date of termination. All severance payment obligations, however, shall cease as of a date on which Ms. Rogers obtains other employment during the six month severance period.

(7)

Upon executive’s death, we are required to pay to executive’s beneficiaries or estate the compensation to which he is entitled through the end of the month in which death occurs. Upon executive’s disability, which in the sole opinion of the Board, if executive is not able to properly perform his duties for more than 270 days in the aggregate or 180 consecutive days in any twelve month period, then executive’s employment shall terminate on the last day of the month in which the Board determines executive to be disabled and be entitled to executive’s compensation through executive’s last day of employment.

Director Compensation (2008)

The following table provides information regarding the compensation earned for services performed for us as a director by each member of our board of directors, other than directors who are also named executive officers, during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)(4)	All Other Compensation ($)	Total ($)
Thomas A. Maloof	$57,500	$36,528	—	—	$94,028
Ronald B. Reck	56,000	36,528	—	$5,687	98,215
Paul C. Heeschen	52,000	36,528	$10,977	—	99,505

(1)

Represents the dollar amount associated with the director’s stock award grant that is recognized as stock-based compensation expense in the 2008 fiscal year for financial statement reporting purposes in accordance with SFAS 123R, but excluding any estimate of future forfeitures related to service-based vesting conditions and reflecting the effect of any actual forfeitures. For a detailed discussion of the assumptions made in the valuation of stock awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	As of December 31, 2008, each of our directors had the following aggregate number of unvested restricted stock awards outstanding: Mr. Maloof — 3,000, Mr. Reck — 3,000 and Mr. Heeschen — 3,000.
(3)

Represents the dollar amount associated with the director’s option grant that is recognized as stock-based compensation expense in the 2008 fiscal year for financial statement reporting purposes in accordance with SFAS 123R, , but excluding any estimate of future forfeitures related to service-based vesting conditions and reflecting the effect of any actual forfeitures. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2008.

(4)	As of December 31, 2008, each of our directors had the following aggregate number of option awards outstanding: Mr. Maloof — 56,000, Mr. Reck — 10,000 and Mr. Heeschen - 20,000.

During 2008, we paid each director who is not employed by us or any of our affiliates a quarterly retainer of $7,000, plus $2,500 for each regular board meeting attended in person or telephonically, $1,000 for each special board meeting attended in person or telephonically, $1,000 for each committee meeting attended in person, and $1,000 for each committee meeting attended telephonically. We also paid the chairperson of the Audit Committee of our Board of Directors an additional quarterly retainer of $3,125 for serving in such capacity. We also paid the chairperson of the Compensation Committee of our Board of Directors an additional quarterly retainer of $1,250 for serving in such capacity. Directors who are employed by us or any of our affiliates are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings. We have entered into indemnification agreements, a form of which has been attached as an exhibit to our original filing of this Annual Report on Form 10-K, with each of our directors.

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

On July 31, 2008, our Compensation Committee approved and granted, under the 1994 Plan, the award of 4,000 shares of restricted stock to each of our non-employee members of the board for a total award of 12,000 shares of restricted stock. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. We valued the restricted stock award at fair value in accordance with SFAS 123R as of the grant date. See footnotes 1 and 2 in the table above for more information on restricted stock awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Reck and Mr. Heeschen served as members of our Compensation Committee during the fiscal year ended December 31, 2008. There are no Compensation Committee interlocks between us and other entities involving our executive officers and board members who serve as executive officers of such companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2008 and our Proxy Statement for the 2009 Annual Meeting of Stockholders.

The Compensation Committee

Ronald B. Reck (Chair)

Paul C. Heeschen

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 23, 2009 by: (i) each of the named executive officers; (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage ownership is based on an aggregate of 12,253,426 shares of our common stock outstanding on April 23, 2009. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PC Mall, Inc., 2555 W. 190th Street, Suite 201, Torrance, California 90504.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Jonathan L. Kimerling(1)	1,000,100		8.2%
NorthPointe Capital, LLC(2)	804,987		6.6
Amre A. Youness (3)	622,000		5.1

Directors and Executive Officers:
Frank F. Khulusi	2,254,056	(4)	18.1
Brandon H. LaVerne	51,076	(5)	*
Kristin M. Rogers	191,250	(6)	1.5
Daniel J. DeVries	150,149	(7)	1.2
Robert I. Newton	116,250	(8)	*
Thomas A. Maloof	63,000	(9)	*
Ronald B. Reck	42,000	(10)	*
Paul C. Heeschen	30,727	(11)	*
All current directors and executive officers as a group (9 persons)	2,925,696	(12)	22.4%

*	Less than 1%
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

(2)

Based on information contained in Schedule 13G filed on February 13, 2009 by NorthPointe Capital, LLC (“NorthPointe”), a registered investment adviser. The securities reported in this Schedule 13G by NorthPointe Capital are beneficially owned by one or more open end investment companies or other managed accounts which are advised by NorthPoint. NorthPoint has sole voting power with respect to 373,226 shares and sole dispositive power with respect to 804,987 shares of our common stock. The address for NorthPoint is 101 W. Big Beaver, Suite 745, Troy, Michigan 48084.

(3)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.

(4)

Consists of 1,645,306 shares held by the Khulusi Family Revocable Trust dated November 3, 1993, 400,000 shares held by Frank F. Khulusi, and 208,750 shares underlying options which are presently vested or will vest within 60 days of April 23, 2009.

(5)	Includes 50,876 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2009.
(6)	Consists of 191,250 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2009.
(7)	Includes 142,049 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2009.
(8)	Consists of 116,250 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2009.
(9)	Includes of 56,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2009.
(10)	Includes 10,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2009.
(11)	Includes 20,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2009.
(12)	This figure includes an aggregate of 822,363 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 23, 2009.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options and warrants under all of our equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,490,090	$5.66	1,177,510	(1)

(1)

Represents shares available for issuance under our 1994 Stock Incentive Plan, as amended, as of December 31, 2008. The 1994 Stock Incentive Plan, as amended, contains an evergreen provision pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 1994 Stock Incentive Plan, as amended, will increase by a number of shares equal to 3% of the outstanding shares on December 31 of the preceding year. On January 1, 2009, an additional 380,439 shares became available under the plan pursuant to the evergreen provision.

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

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed as a Senior Vice President of AF Services, LLC, a wholly-owned subsidiary of PC Mall, in fiscal year 2008 and earned compensation in the amount of $212,782. Sam U. Khulusi did not earn any bonus during 2008. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees. Sam U. Khulusi was granted options to purchase 5,000 shares of our common stock on November 7, 2008 at an exercise price of $4.01. The options vest quarterly over a four year period from the grant date.

In February 2009, we entered into a Software License and Maintenance and Support Agreement with Eruces, Inc., a Delaware corporation, pursuant to which Eruces licensed data security technology to our company. Dr. Bassam Khulusi and Sam U. Khulusi, each of whom is a brother of our Chairman and Chief Executive Officer Frank Khulusi, together beneficially own a majority of the outstanding voting stock of Eruces. Ronald Reck, a member of our Board of Directors and the Audit Committee and the chairman of our Compensation Committee, is a minority stockholder in Eruces. The Eruces technology licensed under the agreement is proprietary encryption software that was independently identified by our Director of Security as the best solution for certain of our data security needs. The transactions contemplated by the agreement were approved by the independent members of our Board of Directors and Audit Committee in accordance with our Audit Committee Charter and our policy for approval of related party transactions. The agreement provides for a one-time license fee of $270,300 in consideration for a worldwide, non-exclusive, perpetual and irrevocable license to use the software, a one-time $23,625 installation and integration fee and annual support fees in the initial amount of $40,545.

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed as the President of AF Services, LLC in fiscal year 2008 and earned compensation in the amount of $404,016, which includes quarterly bonuses totaling $103,415, and company matched 401(k) contribution totaling $2,239. Mr. Abuyounes is entitled to six months severance based on his base salary in the event his employment is terminated by us without cause. Mr. Abuyounes is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees. Mr. Abuyounes was granted options to purchase 20,000 and 30,000 shares of our common stock on July 31, 2008 and November 7, 2008 at exercise prices of $8.92 and $4.01, respectively. The options vest quarterly over a four year period from the respective grant dates.

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

Each member of our board of directors serving on our audit and compensation committees is “independent” within the meaning of the applicable Nasdaq listing standards. The board of directors does not have a nominating committee. As permitted by the Nasdaq listing standards, in lieu of a nominating committee, nominations for director candidates are presented to the full board of directors for consideration and approval upon the recommendation of no less than a majority of the independent members of the board of directors as defined in Rule 5605(a)(2) of the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for professional services it rendered to us for the audit of our annual financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those years, was $1,263,900 in 2008 and $1,032,900 in 2007. Fiscal year 2008 and 2007 also include services rendered and billed relating to the audit of our internal control over financial reporting and the related attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

Tax Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal years 2008 and 2007 for professional services rendered for tax compliance, tax advice or tax planning was $40,598 and $71,254, respectively.

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

Exhibit Number	Description

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

Exhibit Number	Description

10.17	Tax Allocation and Indemnification Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.57 to the September 8, 2004 Form 8-K)

10.18	Employee Benefit Matters Agreement, dated September 1, 2004, between PC Mall, Inc. and eCOST.com, Inc. (incorporated herein by reference to Exhibit 10.58 to the September 8, 2004 Form 8-K)

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

Exhibit Number	Description

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

10.37*†	Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi.

21.1†	Subsidiaries of PC Mall, Inc. as of December 31, 2008

23.1†	Consent of PricewaterhouseCoopers LLP

31.1†	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2†	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

32.1†	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
†	Previously filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 0-25790) filed with the Commission on March 16, 2009.

* * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: April 30, 2009	By:	/s/ FRANK F. KHULUSI
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