Form 10-Q
period 2009-03-31
PC MALL INC
filed 2009-05-11
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 6, 2009, the registrant had 12,254,326 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,876	$6,748
Accounts receivable, net of allowances of $4,413 and $4,241	127,805	148,547
Inventories, net	47,538	67,845
Prepaid expenses and other current assets	8,872	7,328
Deferred income taxes	4,791	4,820
Total current assets	193,882	235,288
Property and equipment, net	12,474	11,839
Deferred income taxes	3,942	4,173
Goodwill	18,781	18,781
Intangible assets, net	10,890	11,260
Other assets	985	1,044
Total assets	$240,954	$282,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,503	$110,669
Accrued expenses and other current liabilities	23,379	29,262
Deferred revenue	11,396	14,462
Line of credit	16,341	29,010
Notes payable — current	1,038	1,038
Total current liabilities	143,657	184,441
Notes payable and other long-term liabilities	4,129	4,393
Total liabilities	147,786	188,834
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,842,109 and 13,839,609 shares issued; and 12,253,426 and 12,681,300 shares outstanding, respectively	14	14
Additional paid-in capital	100,070	99,732
Treasury stock, at cost: 1,588,683 and 1,158,309 shares	(5,211)	(3,623)
Accumulated other comprehensive income	1,118	1,262
Accumulated deficit	(2,823)	(3,834)
Total stockholders’ equity	93,168	93,551
Total liabilities and stockholders’ equity	$240,954	$282,385

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$259,300	$336,627
Cost of goods sold	221,805	291,292
Gross profit	37,495	45,335
Selling, general and administrative expenses	35,435	39,185
Operating profit	2,060	6,150
Interest expense, net	364	1,213
Income before income taxes	1,696	4,937
Income tax expense	685	1,941
Net income	$1,011	$2,996
Basic and Diluted Earnings Per Common Share
Basic	$0.08	$0.23
Diluted	0.08	0.21
Weighted average number of common shares outstanding:
Basic	12,416	13,267
Diluted	12,620	13,998

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional Paid-in-	Treasury	Other Comprehensive	Accumulated
	Outstanding	Amount	Capital	Stock	Income (Loss)	Deficit	Total
Balance at December 31, 2008	12,681	$14	$99,732	$(3,623)	$1,262	$(3,834)	$93,551
Stock option exercises and restricted stock awards	2	—	(78)	—	—		(78)
Stock-based compensation expense	—	—	416	—	—	—	416
Purchase of common stock under a repurchase program	(430)			(1,588)			(1,588)
Subtotal	—	—	—	—	—	—	92,301
Net income	—	—	—	—	—	1,011	1,011
Translation adjustments	—	—	—	—	(144)	—	(144)
Comprehensive income	—	—	—	—	—	—	867
Balance at March 31, 2009	12,253	$14	$100,070	$(5,211)	$1,118	$(2,823)	$93,168

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,011	$2,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,290	1,512
Provision for deferred income taxes	231	147
Net tax expense related to stock option exercises	(82)	—
Excess tax benefit related to stock option exercises	(3)	—
Non-cash stock-based compensation	416	382
Change in operating assets and liabilities:
Accounts receivable	20,742	10,966
Inventories	20,307	12,158
Prepaid expenses and other current assets	(1,544)	(413)
Other assets	59	235
Accounts payable	(14,506)	(42,519)
Accrued expenses and other current liabilities	(5,842)	(2,892)
Deferred revenue	(3,066)	882
Total adjustments	18,002	(19,542)
Net cash provided by (used in) operating activities	19,013	(16,546)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,555)	(807)
Net cash used in investing activities	(1,555)	(807)
Cash Flows From Financing Activities
Repayments under notes payable	(244)	(193)
Net (payments) borrowings under line of credit	(12,669)	4,380
Change in book overdraft	(4,660)	11,447
Payments of obligations under capital lease	(32)	(64)
Proceeds from stock issued under stock option plans	4	36
Excess tax benefit related to stock option exercises	3	—
Common shares repurchased and held in treasury	(1,588)	—
Net cash (used in) provided by financing activities	(19,186)	15,606
Effect of foreign currency on cash flow	(144)	(186)
Net change in cash and cash equivalents	(1,872)	(1,933)
Cash and cash equivalents at beginning of the period	6,748	6,623
Cash and cash equivalents at end of the period	$4,876	$4,690
Supplemental Cash Flow Information
Interest paid	$432	$1,241
Income taxes paid	1,821	78
Supplemental Non-Cash Investing and Financing Activities
Goodwill related to acquisitions	$—	$234

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

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, as amended and filed on April 30, 2009, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2008 fiscal year and through the date of this report.

2. Summary of New Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP 142-3 on January 1, 2009 and it did not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments and that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, including a tabular format disclosure of the fair values of derivative instruments and their gains and losses and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We adopted SFAS 161 on January 1, 2009 and it did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 and establishes principles and requirements for (a) how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired business, (b) how an acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141R on January 1, 2009. We cannot anticipate whether the adoption of SFAS 141R will have a material impact on our results of operations and financial condition as the impact will depend on the terms and nature of any business combination we enter into, if any, on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes the standards for accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements. SFAS 160 also provides guidance on accounting for changes in a parent’s ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary. SFAS 160 requires an entity to present minority interests as a component of equity and to present consolidated net income attributable to the parent and to the noncontrolling interest separately on the face of the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS 160 on January 1, 2009 and it did not have a significant impact on our consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, we adopted SFAS 157 partially on January 1, 2008 and on January 1, 2009 relating to nonfinancial assets and nonfinancial liabilities and it did not have a significant impact on our consolidated financial statements.

3. Acquisition

In September 2007, we completed the acquisition of Sarcom, Inc. (“SARCOM”), a provider of advanced technology solutions, for an initial total purchase price of approximately $55.7 million, including transaction costs. The initial total purchase price was subject to a post-closing debt and net asset value adjustment and it was subsequently adjusted pursuant to a final net asset value adjustment we and the sellers agreed to in November 2007 in accordance with the Agreement and Plan of Merger. The adjusted purchase price was $54.4 million.

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

4. Goodwill and Intangible Assets

Goodwill

Our goodwill, all of which is recorded in and held by our MME segment, totaled $18.8 million as of March 31, 2009 and December 31, 2008.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At March 31, 2009				At December 31, 2008
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	7	$5,878	(1)	$541	$5,337	$5,878	(1)	$535	$5,343
Customer relationships	5	7,854		2,641	5,213	7,854		2,301	5,553
Non-compete agreements	5	588		248	340	588		224	364
Total intangible assets		$14,320		$3,430	$10,890	$14,320		$3,060	$11,260

(1)  Included in the total amount for “Patent, trademarks, & URLs” at March 31, 2009 and December 31, 2008 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was approximately $0.4 million and approximately $0.5 million for the three months ended March 31, 2009 and 2008.

Estimated amortization expense for intangible assets in each of the next four years and thereafter is as follows: $1.1 million in the remainder of 2009; $1.5 million in 2010; $1.5 million in 2011; $1.2 million in 2012; and $0.4 million thereafter.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At March 31, 2009, we had $16.3 million of net working capital advances outstanding under the line of credit. At March 31, 2009, the maximum credit line was $130 million and we had $58.7 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at March 31, 2009. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014. At March 31, 2009, we had $4.3 million outstanding under the amended term note. Our term note matures as follows: $581,250 in the remainder of 2009, $775,000 annually in each of the years 2010 through 2013 and $581,250 thereafter.

At March 31, 2009, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.1%.

In June 2008, we entered into an agreement with a software solutions provider for the purchase and implementation of certain modules of a new ERP system. The modules consist of Microsoft Dynamics AX (Axapta), workflow, and web development tools. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and are currently working on the implementation of the ERP modules and the upgrade of the ERP systems. We expect to complete the upgrade of our eCommerce platform during the second half of 2009. We expect to complete the implementation of the ERP systems in 2010. The initial licensing cost of this software was approximately $0.9 million, which we financed over an approximately five year term. As of March 31, 2009, $0.3 million and $0.6 million were included in “Notes payable — current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. In addition, based on our initial estimates, which are subject to change, we expect to incur approximately $4.8 million of costs related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Accounting for Uncertainty in Income Taxes

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN 48. During the three months ended March 31, 2009, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of March 31, 2009.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2004, and state income tax examinations for years following 2003. In addition, certain federal and state net operating loss carryforwards generated after 1998 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 2,104,000 and 413,600 for the three months ended March 31, 2009 and 2008 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended March 31, 2009:
Basic EPS
Net income	$1,011	12,416	$0.08
Effect of dilutive securities
Dilutive effect of stock options, restricted stock and warrants	—	204
Diluted EPS
Adjusted net income	$1,011	12,620	$0.08

Three Months Ended March 31, 2008:
Basic EPS
Net income	$2,996	13,267	$0.23
Effect of dilutive securities
Dilutive effect of stock options, restricted stock and warrants	—	731
Diluted EPS
Adjusted net income	$2,996	13,998	$0.21

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$1,011	$2,996
Other comprehensive loss:
Foreign currency translation adjustments	(144)	(186)
Total comprehensive income	$867	$2,810

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	Consumer	Corporate & Other	Consolidated
Three Months Ended March 31, 2009
Net sales	$89,504	$84,930	$27,240	$57,619	$7	$259,300
Gross profit	11,281	15,871	3,683	6,632	28	37,495
Depreciation and amortization expense(1)	14	620	43	29	584	1,290
Operating profit	5,439	4,147	894	1,841	(10,261)	2,060

Three Months Ended March 31, 2008
Net sales	$130,649	$102,920	$35,201	$67,843	$14	$336,627
Gross profit	16,094	17,588	3,618	7,977	58	45,335
Depreciation and amortization expense(1)	15	722	59	27	689	1,512
Operating profit	7,804	3,389	844	2,795	(8,682)	6,150

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of March 31, 2009 and December 31, 2008, we had total consolidated assets of $241.0 million and $282.4 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.5 million for each of the three month periods ended March 31, 2009 and March 31, 2008. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, as amended and filed on April 30, 2009, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2008 fiscal year and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

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

PC Mall also plays a valuable role in the IT supply chain. While we provide comprehensive solutions for our customers’ technology needs, our business model also provides significant leverage to technology manufacturers. Through us they are able to reach multiple customer segments, including consumers, small and medium sized businesses, large enterprise businesses, and to state, local and federal governments and educational institutions. Our model not only provides the manufacturer with a vehicle to reach those many prospective customers, but also enables an efficient supply chain and support mechanism by using a combination of direct marketing, centralized selling and support, and centralized product fulfillment. Our experience and expertise in marketing and ecommerce allows us to efficiently reach and capture customers across all segments, while our scale and our centralized model allow us to efficiently deploy a one-to-many selling and delivery model.

We have four operating segments for financial reporting purposes, consisting of SMB, MME, Public Sector and Consumer. Our operating segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, Ingram Micro, Lenovo, Microsoft, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 19% and 21% of our net sales in the three months ended March 31, 2009 and 2008. Products manufactured by HP represented approximately 19% and 20% of our net sales in the three months ended March 31, 2009 and 2008.

STRATEGIC DEVELOPMENTS

ERP and Web Infrastructure Upgrade

In June 2008, we entered into an agreement with a software solutions provider for the purchase and implementation of certain modules of a new ERP system. The modules consist of Microsoft Dynamics AX (Axapta), workflow, and web development tools. We initiated the implementation and upgrade of our eCommerce systems in the second half of 2008 and are currently working on the implementation of the ERP modules and the upgrade of the ERP systems. We expect to complete the upgrade of our eCommerce platform during the second half of 2009. We expect to complete the implementation of the ERP systems in 2010. As of March 31, 2009, based on our current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.8 million related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase will be financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our combined company and to provide a robust and efficient contact center. As of March 31, 2009, we have received $2.7 million of the Cisco equipment and we expect to receive the remainder in the second quarter of 2009, at which time we will enter into a capital lease agreement. We expect to implement the Cisco equipment and contact center in 2009.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, as amended and filed on April 30, 2009.

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

As we circulate catalogs throughout the year, we receive market development funds and other vendor consideration from vendors included in each catalog. These funds are deferred and recognized based on sales generated over the life of the catalog. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheets. We also receive other non-catalog related vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. At the end of any given period, unbilled receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.”

Stock-Based Compensation. Since January 1, 2006, we have accounted for stock-based compensation in accordance with Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock option grants subsequent to December 31, 2005 and unvested stock options outstanding as of January 1, 2006.

We estimate the grant date fair value of each stock option grant awarded pursuant to SFAS 123R using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted, we applied the simplified method set out in SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which was issued in March 2005. We compute expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

	Three Months Ended March 31,
	2009	2008
Net sales	$259,300	$336,627
Cost of goods sold	221,805	291,292
Gross profit	37,495	45,335
Selling, general and administrative expenses	35,435	39,185
Operating profit	2,060	6,150
Interest expense, net	364	1,213
Income before income taxes	1,696	4,937
Income tax expense	685	1,941
Net income	$1,011	$2,996

	Three Months Ended March 31,
	2009	2008

Net sales	100.0%	100.0%
Cost of goods sold	85.5	86.5
Gross profit	14.5	13.5
Selling, general and administrative expenses	13.7	11.7
Operating profit	0.8	1.8
Interest expense, net	0.1	0.3
Income before income taxes	0.7	1.5
Income tax expense	0.3	0.6
Net income	0.4%	0.9%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Change
	2009	2008	$	%
SMB	$89,504	$130,649	$(41,145)	(31.5)%
MME	84,930	102,920	(17,990)	(17.5)
Public Sector	27,240	35,201	(7,961)	(22.6)
Consumer	57,619	67,843	(10,224)	(15.1)
Corporate and Other	7	14	(7)	(50.0)
Consolidated net sales	$259,300	$336,627	$(77,327)	(23.0)%

Our consolidated net sales for the first quarter of 2009 were $259.3 million, a $77.3 million or 23% decrease from consolidated net sales of $336.6 million in the first quarter of 2008. The decrease in our consolidated net sales was primarily due to the $41.1million, or 32%, decrease in our SMB segment net sales in the first quarter of 2009 to $89.5 million from $130.6 million in the first quarter of 2008. The decrease in SMB segment net sales was primarily due to continued softening in IT spending by small and medium sized businesses and a decrease of $8 million in lower margin volume iPod sales to certain customers.

Also contributing to the decrease in our consolidated net sales were decreased sales across all of our other operating segments. Net sales in the first quarter of 2009 for our MME segment were $84.9 million compared to $102.9 million in the first quarter of 2008, a decrease of $18.0 million or 18%. This decrease was due primarily to continued softening demand by customers in the mid-market and enterprise sector in the first quarter of 2009. Product revenues declined by 24% in the first quarter of 2009 compared to the same period last year, while service revenues increased by 7% in the first quarter of 2009 compared to the same period last year. Service revenues represented 27% of MME net sales in the first quarter of 2009 compared to 21% of MME net sales in the first quarter of 2008.

Net sales in the first quarter of 2009 for our Consumer segment were $57.6 million compared to $67.8 million in the first quarter of 2008, a decrease of $10.2 million or 15%. This decrease was primarily due to softness in consumer spending, partially offset by sales of product during the quarter that we acquired through opportunistic purchases in late 2008. Sales of Apple products represented approximately 68% of total Consumer sales in the first quarter of 2009 compared to 65% in the first quarter of 2008.

Net sales in the first quarter of 2009 for our Public Sector segment were $27.2 million compared to $35.2 million in the first quarter of 2008, a decrease of $8.0 million or 23%. This decrease was primarily due to reduced sales in our federal government business relating to the delay in approval of the federal budget, partially offset by an increase in our state and local business.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$11,281	12.6%	$16,094	12.3%	$(4,813)	0.3%
MME	15,871	18.7	17,588	17.1	(1,717)	1.6
Public Sector	3,683	13.5	3,618	10.3	65	3.2
Consumer	6,632	11.5	7,977	11.8	(1,345)	(0.3)
Corporate and Other	28	NMF (1)	58	NMF (1)	(30)	NMF (1)
Consolidated gross profit and gross profit margin	$37,495	14.5%	$45,335	13.5%	$(7,840)	1.0%

(1)     Not meaningful

Consolidated gross profit for the first quarter of 2009 was $37.5 million compared to $45.3 million in the first quarter of 2008, a $7.8 million or 17% decrease. Consolidated gross profit margin was 14.5% in the first quarter of 2009 compared to 13.5% in the first quarter of 2008.

Gross profit for our SMB segment decreased by $4.8 million, or 30%, to $11.3 million in the first quarter of 2009 compared to $16.1 million in the first quarter of 2008 primarily due to decreased SMB net sales. SMB gross profit margin increased by 30 basis points to 12.6% in the first quarter of 2009 compared to 12.3% in the first quarter of 2008 primarily due to the reduction in lower margin volume iPod sales to certain customers discussed above, partially offset by large low margin sales of supplies to a single customer.

Gross profit for MME decreased by $1.7 million, or 10%, to $15.9 million in the first quarter of 2009 compared to $17.6 million in the first quarter of 2008 primarily due to the decreased MME net sales. MME gross profit margin increased by 160 basis points to 18.7% in the first quarter of 2009 compared to 17.1% in the first quarter of 2008 primarily due to an increase in service revenues as a percentage of MME’s total sales for the first quarter of 2009 as well as an increase in vendor consideration.

Gross profit for our Consumer segment decreased by $1.4 million, or 17%, to $6.6 million in the first quarter of 2009 compared to $8.0 million in the first quarter of 2008 primarily due to the decrease in Consumer net sales. Consumer gross profit margin decreased by 30 basis points to 11.5% in the first quarter of 2009 compared to 11.8% in the first quarter of 2008 primarily due to a very competitive pricing environment, partially offset by sales of higher margin products during the quarter that we acquired through opportunistic purchases in late 2008.

Gross profit for our Public Sector segment increased by $0.1 million, or 2%, to $3.7 million in the first quarter of 2009 compared to $3.6 million in the first quarter of 2008, and gross profit margin increased by 320 basis points to 13.5% in the first quarter of 2009 compared to 10.3% in the first quarter of 2008. The increase in our Public Sector gross profit and gross profit margin was primarily due to a stronger product mix in the first quarter of 2009 compared to the first quarter of 2008.

Beginning in the near term, we expect that the amount of vendor consideration we receive from manufacturers and software publishers will decline as a result of the weakened economic environment and communicated changes in certain vendor consideration programs.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2009			2008
	Operating	Operating Profit		Operating	Operating Profit		Change
	Profit	Margin(1)		Profit	Margin(1)		$	Margin
SMB	$5,439	6.1%		$7,804	6.0%		$(2,365)	0.1%
MME	4,147	4.9		3,389	3.3		758	1.6
Public Sector	894	3.3		844	2.4		50	0.9
Consumer	1,841	3.2		2,795	4.1		(954)	(0.9)
Corporate and Other	(10,261)	(4.0	)(1)	(8,682)	(2.6	)(1)	(1,579)	(1.4	)(1)
Consolidated operating profit and operating profit margin	$2,060	0.8%		$6,150	1.8%		$(4,090)	(1.0)%

(1)  Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the first quarter of 2009 was $2.1 million compared to $6.2 million in the first quarter of 2008, a $4.1 million or 67% decrease. Consolidated operating profit margin for the first quarter of 2009 was 0.8% compared to 1.8% in the first quarter of 2008.

SMB segment operating profit decreased by $2.4 million, or 30%, to $5.4 million in the first quarter of 2009 compared to $7.8 million in the first quarter of 2008. The decrease in SMB operating profit was primarily due to the decrease in gross profit discussed above and a $0.3 million increase in bad debt expense, partially offset by a $2.2 million decrease in SMB personnel costs, a $0.3 million decrease in credit card related charges and a $0.2 million decrease in variable warehouse fulfillment costs. The $2.2 million decrease in SMB personnel costs resulted from decreased variable commission and bonus expenses, a reduction in headcount in our SMB segment and a one-time $0.6 million benefit related to the Canadian government labor subsidy program discussed below under “Liquidity and Capital Resources.”

Operating profit in the first quarter of 2009 for our Consumer segment decreased by $1.0 million, or 34%, to $1.8 million compared to $2.8 million in the first quarter of 2008 primarily due to the decrease in Consumer gross profit discussed above, partially offset by a $0.2 million reduction in advertising expenditures and a $0.2 million reduction in Consumer credit card related charges.

MME segment operating profit increased by $0.7 million, or 22%, to $4.1 million in the first quarter of 2009 compared to $3.4 million in the first quarter of 2008. The improvement in MME operating profit was primarily due to a decrease in MME personnel costs of $2.2 million, which resulted primarily from centralization of resources of $1.3 million to our Corporate & Other segment, a $0.4 million decrease in variable compensation costs and a reduction in MME headcount in the first quarter of 2009, partially offset by the decrease in MME gross profit discussed above and a $0.4 million increase in bad debt expense, primarily related to a single customer.

Public Sector segment operating profit increased by $0.1 million, or 6%, to $0.9 million in the first quarter of 2009 compared to $0.8 million in the first quarter of 2008. The increase in Public Sector operating profit was primarily due to the increase in Public Sector gross profit discussed above.

Corporate and Other operating expenses increased by $1.6 million, or 18%, to $10.3 million in the first quarter of 2009 compared to $8.7 million in the first quarter of 2008. The increase was primarily due to $1.3 million of centralization of certain resources from our MME segment and investment in IT infrastructure, partially offset by headcount reductions. As a percent of consolidated net sales, Corporate and Other operating expenses increased by 140 basis points to (4.0)% in the first quarter of 2009 compared to (2.6)% in the first quarter of 2008 primarily due to the centralization of resources and a decrease in net sales discussed above.

We expect the demand environment to be challenging for the remainder of 2009. As a result, we continue to implement cost reduction measures, including personnel and other general and administrative cost reductions. As part of these cost reduction measures, we have implemented an employee furlough program applicable for 2009, which we expect will result in pre-tax savings of approximately $1.7 million during the remainder of 2009. Partially offsetting these cost reductions are strategic investments we intend to make to better position ourselves for future growth.

Net Interest Expense. Total net interest expense for the first quarter of 2009 decreased to $0.4 million compared with $1.2 million in the first quarter of 2008. The decrease in interest expense resulted primarily from a decrease in our average effective borrowing rate and a decrease in our average total outstanding borrowing in the first quarter 2009 compared to the first quarter of 2008.

Income Tax Expense. We recorded an income tax expense of $0.7 million in the first quarter of 2009 compared to an income tax expense of $1.9 million in the first quarter of 2008. Our effective tax rate for the quarters ended March 31, 2009 and 2008 was approximately 40% and 39%. The increase in our effective income tax rate was primarily due to an increase in overall state income tax apportionment.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, capital expenditures (which we expect to include substantial investments in a new ERP system, eCommerce platform and an upgrade of our current IT infrastructure during the remainder of 2009 and 2010, which are discussed below), possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. Our efforts to focus on SMB, MME and Public Sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as optimizing our offshore operations, in an effort to reduce our costs.

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

Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the three month period ended March 31, 2009, we repurchased a total of 430,374 shares of our common stock under this new program for an aggregate cost of $1.6 million. In the aggregate, we have repurchased a total of 1,172,005 shares of our common stock since November 2008 for a total of $4.3 million. The repurchased shares are held as treasury stock.

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

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible compensation, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible salaries paid to our qualifying employees. As of March 31, 2009, we had an accrued receivable of $5.9 million related to the 2007 and 2008 calendar years and we expect to receive full payment under our labor credit claims.

We had cash and cash equivalents of $4.9 million at March 31, 2009 and $6.7 million at December 31, 2008. Our working capital was $50.2 million at March 31, 2009 compared to $50.8 million at December 31, 2008.

Cash Flows from Operating Activities. Net cash provided by operating activities was $19.0 million in the first quarter of 2009 compared to net cash used in operating activities of $16.5 million in the first quarter of 2008. The $19.0 million of net cash provided by operating activities in the first quarter of 2009 was primarily due to the $20.7 million decrease in accounts receivable resulting from lower open account sales in the current quarter and the $20.3 million decrease in inventory reflecting the sell-through of seasonal and strategic purchases made in late 2008, partially offset by a $14.5 million decrease in gross accounts payable. The $16.5 million of net cash used in operating activities in the first quarter of 2008 was primarily due to a $42.3 million decrease in gross accounts payable which was related to timing of vendor payables, partially offset by a $12.2 million decrease in inventory reflecting seasonality and a $11.0 million decrease in accounts receivable reflecting a decrease in receivables from our government customers.

Cash Flows from Investing Activities. Net cash used in investing activities was $1.6 million in the first quarter of 2009 compared to $0.8 million in the first quarter of 2008, related to capital expenditures in each period. Capital expenditures in the first quarter of 2009 were primarily related to investment in our IT infrastructure, including ERP, security and telecommunications upgrades. Capital expenditures in the first quarter of 2008 were primarily related to the creation of enhanced electronic tools for our account executives and sales support staff.

Cash Flows from Financing Activities. Net cash used in financing activities for the first quarter of 2009 was $19.2 million compared to net cash provided by financing activities for the first quarter of 2008 of $15.6 million. The $19.2 million of net cash used in financing activities was primarily due to the $12.7 million of net payments made on the outstanding balance of our line of credit and a $4.7 million change in book overdraft. The $15.6 million of net cash provided by financing activities for the first quarter of 2008 was primarily due to the $11.4 million increase in book overdraft and the $4.4 million of net borrowings on our line of credit.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At March 31, 2009, we had $16.3 million of net working capital advances outstanding under the line of credit. At March 31, 2009, the maximum credit line was $130 million and we had $58.7 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at March 31, 2009. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014. At March 31, 2009, we had $4.3 million outstanding under the amended term note. Our term note matures as follows: $581,250 in the remainder of 2009, $775,000 annually in each of the years 2010 through 2013 and $516,667 thereafter.

At March 31, 2009, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.1%.

In June 2008, we entered into an agreement with a software solutions provider for the purchase and implementation of certain modules of a new ERP system. The modules consist of Microsoft Dynamics AX (Axapta), workflow, and web development tools. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and are currently working on the implementation of the ERP modules and the upgrade of the ERP systems. We expect to complete the upgrade of our eCommerce platform during the second half of 2009. We expect to complete the implementation of the ERP systems in 2010. The initial licensing cost of this software was approximately $0.9 million, which we financed over an approximately five year term. As of March 31, 2009, $0.3 million and $0.6 million were included in “Notes payable — current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. In addition, based on our initial estimates, which are subject to change, we expect to incur approximately $4.8 million of costs related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

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

•              our expectation regarding reductions in vendor consideration and their impact on our operating results;

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

•             our expectations regarding our future capital needs;

•             our expectations regarding our working capital, liquidity, cash flows from operations and available borrowings under our credit facility;

•             our expectations regarding the timing and costs of our ongoing or planned IT upgrades;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At March 31, 2009, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2009. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2009, we had $16.3 million outstanding under our line of credit and $4.3 million outstanding under our note payable. As of March 31, 2009, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.2 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of March 31, 2009, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should carefully consider the risks and uncertainties facing our business which are set forth below. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

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

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple accounted for approximately 19% and 21% of our total net sales for the three months ended March 31, 2009 and 2008, respectively, and products manufactured by HP accounted for approximately 19% and 20% of our total net sales for the three months ended March 31, 2009 and 2008, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

Based upon current interpretations of existing law, certain of our subsidiaries currently collect and remit sales or use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state direct marketers. Furthermore, court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state were quite limited (e.g., visiting the state several times a year to aid customers or to inspect stores stocking their goods or to provide training or other support to customers in the state). States have also successfully imposed sales and use tax collection responsibility upon in-state manufacturers that agree to act as a drop shipper for the out-of-state marketer, giving rise to the risk that such taxes may be imposed indirectly on the out-of-state seller. We believe our operations in states in which we have no physical presence are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. Various state laws, regulations and taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. For example, New York recently adopted an affiliate marketing statute and related regulations that impose sales and use tax collection obligations on out-of-state sellers that use certain web-based affiliate marketing relationships with web-based affiliates deemed to be located in New York. Other states have proposed similar legislation. There can be no assurance that existing or future laws that impose taxes or other regulations on direct marketing or Internet commerce would not substantially impair our growth or otherwise have a material adverse effect on our business, results or operations and financial condition.

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

Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny or litigation. In the past, the FTC has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. In addition to personally identifiable information we receive from our direct customers, we also handle personally identifiable information held by some of our MME segment customers in connection with IT services we may provide to such customers. If we are accused of violating the stated terms of applicable privacy policies relating to any such personally identifiable information or of causing a data security breach related to such information we may face a loss of users, damage to our reputation or significant third party liability claims. Defending against any such accusations could force us to expend significant amounts of financial and managerial resources and could result in potential material liability, as well as extended regulatory oversight in the form of a long-term consent order.

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

Our ability to maintain profitability on a quarterly or annual basis given our planned business strategy depends upon a number of factors, including, but not limited to, our ability to achieve and maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner, leverage our fixed cost structure, maintain adequate levels of vendor consideration and price protection, maintain a well-balanced product and customer mix, maintain customer acquisition costs and shipping costs at acceptable levels, and our ability to effectively compete in the marketplace with our competitors. We expect that the weakened economic environment will result in reductions of vendor consideration provided by certain manufacturers and software publishers, which will have a negative impact on our profitability. Our ability to maintain profitability on a quarterly or annual basis will also depend on our ability to manage and control operating expenses and to generate and sustain adequate levels of revenue. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than what we project. In addition, we may find that our business plan costs more to execute than what we currently anticipate. Some of the factors that affect our ability to maintain profitability on a quarterly or annual basis are beyond our control, including general economic trends and uncertainties.

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

We incur substantial expense in connection with our advertising and marketing efforts. A significant portion of our advertising and marketing costs consist of online advertising. To the extent prices for online advertising increase, we may incur higher marginal costs for such online advertising which could negatively affect our profit margins. Our advertising contracts with online search engines are typically short-term. If one or more search engines on which we rely for advertising modifies or terminates its relationship with us, our expenses could further increase, the number of leads we generate could decrease and our revenues or margins could decline. In addition, the cost of postage and paper represents a significant expense for us in connection with our catalogs, and any significant increases in postal rates or paper costs will increase our expenses and could have a material adverse effect on our business, financial condition and results of operations. We believe that we may be able to recoup a portion of any increased postage and paper costs through increases in vendor advertising rates, but no assurance can be given that any efforts we may undertake to offset all or a portion of future increases in postage, paper and other advertising and marketing costs through increases in vendor advertising rates will be successful or sustained, or that they will offset all of the increased costs. Furthermore, although we target our advertising and marketing efforts on current and potential customers who we believe are likely to be in the market for the products we sell, we cannot assure you that our advertising and marketing efforts will achieve our desired results. In addition, we periodically adjust our advertising expenditures in an effort to optimize the return on such expenditures. Any decrease in the level of our advertising expenditures which may be made to optimize such return could adversely affect our sales.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

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

The repurchased shares are held as treasury stock. A summary of the repurchase activity for the three months ended March 31, 2009 is as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	235,573	$3.81	235,573	6,487
February 1, 2009 to February 28, 2009	90,547	4.05	90,547	6,118
March 1, 2009 to March 31, 2009	104,254	3.55	104,254	5,745
Total	430,374	3.80	430,374	5,745

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: May 8, 2009	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

PC MALL, INC.

EXHIBIT LIST

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