Form 10-Q
period 2009-06-30
PC MALL INC
filed 2009-08-10
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 5, 2009, the registrant had 12,422,078 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,978	$6,748
Accounts receivable, net of allowances of $4,011 and $4,241	131,881	148,547
Inventories, net	47,643	67,845
Prepaid expenses and other current assets	7,408	7,328
Deferred income taxes	4,747	4,820
Total current assets	195,657	235,288
Property and equipment, net	13,452	11,839
Deferred income taxes	3,647	4,173
Goodwill	18,781	18,781
Intangible assets, net	10,520	11,260
Other assets	880	1,044
Total assets	$242,937	$282,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,483	$110,669
Accrued expenses and other current liabilities	19,154	29,262
Deferred revenue	10,998	14,462
Line of credit	14,042	29,010
Notes payable — current	1,038	1,038
Total current liabilities	141,715	184,441
Notes payable and other long-term liabilities	6,246	4,393
Total liabilities	147,961	188,834
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,996,285 and 13,839,609 shares issued; and 12,407,602 and 12,681,300 shares outstanding, respectively	14	14
Additional paid-in capital	100,695	99,732
Treasury stock, at cost: 1,588,683 and 1,158,309 shares	(5,270)	(3,623)
Accumulated other comprehensive income	1,545	1,262
Accumulated deficit	(2,008)	(3,834)
Total stockholders’ equity	94,976	93,551
Total liabilities and stockholders’ equity	$242,937	$282,385

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$261,412	$331,182	$520,712	$667,809
Cost of goods sold	225,575	284,963	447,380	576,255
Gross profit	35,837	46,219	73,332	91,554
Selling, general and administrative expenses	33,880	40,369	69,315	79,554
Operating profit	1,957	5,850	4,017	12,000
Interest expense, net	324	924	688	2,137
Income before income taxes	1,633	4,926	3,329	9,863
Income tax expense	818	1,893	1,503	3,834
Net income	$815	$3,033	$1,826	$6,029
Basic and Diluted Earnings Per Common Share
Basic	$0.07	$0.23	$0.15	$0.45
Diluted	0.06	0.22	0.14	0.43
Weighted average number of common shares outstanding:
Basic	12,296	13,311	12,356	13,287
Diluted	12,674	14,069	12,620	13,996

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in-	Treasury	Accumulated Other Comprehensive	Accumulated
	Outstanding	Amount	Capital	Stock	Income	Deficit	Total
Balance at December 31, 2008	12,681	$14	$99,732	$(3,623)	$1,262	$(3,834)	$93,551
Stock option exercises, including related income tax benefit and restricted stock awards	157	—	141	—	—	—	141
Stock-based compensation expense	—	—	822	—	—	—	822
Purchase of common stock under a repurchase program	(430)	—	—	(1,647)	—	—	(1,647)
Subtotal	—	—	—	—	—	—	92,867
Net income	—	—	—	—	—	1,826	1,826
Translation adjustments	—	—	—	—	283	—	283
Comprehensive income	—	—	—	—	—	—	2,109
Balance at June 30, 2009	12,408	$14	$100,695	$(5,270)	$1,545	$(2,008)	$94,976

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,826	$6,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,622	2,926
Provision for deferred income taxes	570	215
Tax (expense) benefit related to stock option exercises	(298)	788
Excess tax benefit related to stock option exercises	(278)	(424)
Stock-based compensation	822	788
Change in operating assets and liabilities:
Accounts receivable	16,666	(7,655)
Inventories	20,202	13,971
Prepaid expenses and other current assets	(80)	(971)
Other assets	164	468
Accounts payable	(11,241)	(39,158)
Accrued expenses and other current liabilities	(8,015)	(6,827)
Deferred revenue	(3,464)	4,870
Total adjustments	17,670	(31,009)
Net cash provided by (used in) operating activities	19,496	(24,980)
Cash Flows From Investing Activities
Purchases of property and equipment	(3,135)	(1,641)
Net cash used in investing activities	(3,135)	(1,641)
Cash Flows From Financing Activities
Repayments under notes payable	(511)	(387)
Net (payments) borrowings under line of credit	(14,968)	12,577
Change in book overdraft	(2,945)	11,078
Payments of obligations under capital lease	(60)	(93)
Proceeds from stock issued under stock option plans	439	366
Excess tax benefit related to stock option exercises	278	424
Common shares repurchased and held in treasury	(1,647)	—
Net cash (used in) provided by financing activities	(19,414)	23,965
Effect of foreign currency on cash flow	283	(148)
Net change in cash and cash equivalents	(2,770)	(2,804)
Cash and cash equivalents at beginning of the period	6,748	6,623
Cash and cash equivalents at end of the period	$3,978	$3,819
Supplemental Cash Flow Information
Interest paid	$776	$2,190
Income taxes paid	2,142	1,623
Supplemental Non-Cash Investing and Financing Activities
Purchase of infrastructure system	$360	$—
Goodwill related to acquisitions	—	306

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

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, as amended and filed on April 30, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2008 fiscal year and through the date of this report.

2. Summary of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). The codification will become the source of GAAP recognized by the FASB. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAF 168 is not intended to change existing GAAP and as such, it will not have a significant impact on our consolidated financial statements. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”) which establishes accounting and disclosure requirements for subsequent events. SFAS 165 sets forth the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in our financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events or transactions. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and as such, we adopted SFAS 165 prospectively beginning in our quarterly period ended June 30, 2009. We have evaluated subsequent events through August 10, 2009, the filing date of this report.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP 142-3 on January 1, 2009 and it did not have a significant impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 and establishes principles and requirements for (a) how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired business, (b) how an acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141R on January 1, 2009. We cannot anticipate whether the adoption of SFAS 141R will have a material impact on our results of operations and financial condition as the impact will depend on the terms and nature of any business combination we enter into, if any, after January 1, 2009.

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

4. Goodwill and Intangible Assets

Goodwill

Our goodwill, all of which is recorded in and held by our MME segment, totaled $18.8 million as of June 30, 2009 and December 31, 2008.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At June 30, 2009				At December 31, 2008
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	7	$5,878	(1)	$546	$5,332	$5,878	(1)	$535	$5,343
Customer relationships	5	7,854		2,981	4,873	7,854		2,301	5,553
Non-compete agreements	5	588		273	315	588		224	364
Total intangible assets		$14,320		$3,800	$10,520	$14,320		$3,060	$11,260

(1)     Included in the total amount for “Patent, trademarks, & URLs” at June 30, 2009 and December 31, 2008 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was approximately $0.4 million for the three months ended June 30, 2009 and 2008 and approximately $0.7 million and approximately $0.9 million for the six months ended June 30, 2009 and 2008.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.7 million in the remainder of 2009; $1.5 million in 2010; $1.5 million in 2011; $1.2 million in 2012; $0.4 million in 2013 and $29,000 thereafter.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At June 30, 2009, we had $14.0 million of net working capital advances outstanding under the line of credit. At June 30, 2009, the maximum credit line was $130 million and we had $74.4 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at June 30, 2009. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014. At June 30, 2009, we had $4.1 million outstanding under the amended term note. Our term note matures as follows: $0.4 million in the remainder of 2009, $775,000 annually in each of the years 2010 through 2013 and $581,250 thereafter.

At June 30, 2009, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.5%.

We are currently upgrading many of our IT systems.  We have purchased licenses for a workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. The initial licensing cost of the Axapta software was approximately $0.9 million, which we financed over an approximately five year term. As of June 30, 2009, $0.3 million and $0.5 million were included in “Notes payable — current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. As of June 30, 2009, based on our current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.2 million between now and the end of 2010 related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Our effective tax rate for the three months ended June 30, 2009 increased to approximately 50% compared to 38% for the second quarter of 2008, primarily due to an income tax adjustment made in the three months ended June 30, 2009 related to a dividend from an international subsidiary. As a result, our effective tax rate for the six months ended June 30, 2009 was approximately 45%. While many factors will cause our effective tax rate to vary from quarter to quarter, we anticipate that this adjustment will continue to impact our effective tax rate for the remainder of 2009 and is not anticipated to recur in the years thereafter.

Accounting for Uncertainty in Income Taxes

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN 48. During the three months and six months ended June 30, 2009, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of June 30, 2009.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2004, and state income tax examinations for years following 2003. In addition, certain federal and state net operating loss carryforwards generated after 1998 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. In addition, we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. As such, potential common shares of approximately 856,000 and 330,000 for the three months ended June 30, 2009 and 2008, and approximately 1,714,000 and 453,000 for the six months ended June 30, 2009 and 2008 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Three Months Ended June 30, 2009:
Basic EPS
Net income	$815	12,296	$0.07
Effect of dilutive securities
Dilutive effect of stock options	—	378
Diluted EPS
Adjusted net income	$815	12,674	$0.06
Three Months Ended June 30, 2008:
Basic EPS
Net income	$3,033	13,311	$0.23
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	758
Diluted EPS
Adjusted net income	$3,033	14,069	$0.22
Six Months Ended June 30, 2009:
Basic EPS
Net income	$1,826	12,356	$0.15
Effect of dilutive securities
Dilutive effect of stock options	—	264
Diluted EPS
Adjusted net income	$1,826	12,620	$0.14
Six Months Ended June 30, 2008:
Basic EPS
Net income	$6,029	13,287	$0.45
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	709
Diluted EPS
Adjusted net income	$6,029	13,996	$0.43

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$815	$3,033	$1,826	$6,029
Other comprehensive income (loss):
Foreign currency translation adjustments	427	38	283	(148)
Total comprehensive income	$1,242	$3,071	$2,109	$5,881

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	Consumer	Corporate & Other	Consolidated
Three Months Ended June 30, 2009
Net sales	$85,267	$92,410	$37,958	$45,776	$1	$261,412
Gross profit	11,598	15,771	3,796	4,625	47	35,837
Depreciation and amortization expense (1)	12	630	51	29	610	1,332
Operating profit (loss)	5,789	4,650	782	468	(9,732)	1,957

Three Months Ended June 30, 2008
Net sales	$129,930	$104,433	$37,305	$59,521	$(7)	$331,182
Gross profit	16,112	18,814	3,897	7,361	35	46,219
Depreciation and amortization expense (1)	18	659	65	29	643	1,414
Operating profit (loss)	7,604	4,830	769	2,829	(10,182)	5,850

Six Months Ended June 30, 2009
Net sales	$174,771	$177,340	$65,198	$103,395	$8	$520,712
Gross profit	22,879	31,642	7,479	11,257	75	73,332
Depreciation and amortization expense (1)	26	1,250	94	58	1,194	2,622
Operating profit (loss)	11,228	8,797	1,676	2,309	(19,993)	4,017

Six Months Ended June 30, 2008
Net sales	$260,579	$207,353	$72,506	$127,364	$7	$667,809
Gross profit	32,206	36,402	7,515	15,338	93	91,554
Depreciation and amortization expense (1)	33	1,381	124	56	1,332	2,926
Operating profit (loss)	15,408	8,219	1,613	5,624	(18,864)	12,000

(1)	Primary fixed assets relating to network and servers are managed by our corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of June 30, 2009 and December 31, 2008, we had total consolidated assets of $242.9 million and $282.4 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Commitments

Total rent expense under our operating leases, net of sublease income, was $1.5 million and $1.4 million for the three months ended June 30, 2009 and 2008, and $3.0 million and $2.9 million for the six months ended June 30, 2009 and 2008. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Capital Lease Obligation- Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase will be financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of June 30, 2009, we have received $3.1 million of the Cisco equipment. We expect to receive the remainder of the equipment and services in the second half of 2009. We are implementing the Cisco solution across all of our locations, and expect that all of our locations will be upgraded by the first half of 2010. Under the capital lease agreement, we expect to pay a total of approximately $3.5 million, which includes $0.4 million of imputed interest, as follows: $0.5 million in the remainder of 2009, $0.7 million in 2010, $0.7 million in 2011, $0.7 million in 2012, $0.7 million in 2013, and $0.2 million in 2014.

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

11. Subsequent Event

AF Services, LLC (“AF Services”), our wholly-owned subsidiary, entered into a sublease agreement with Capgemini U.S. LLC, commencing on August 4, 2009, the effective date of the landlord’s consent, and continuing through March 30, 2014. AF Services’ obligation under the sublease agreement is guaranteed by us. The subleased property is approximately 28,000 square feet of office space, located in Chicago, Illinois. The monthly base rent, for the period commending on August 4, 2009 through May 31, 2010 will be approximately $29,000 per month, approximately $43,000 per month from June 1, 2010 through May 31, 2011, $57,000 per month from June 1, 2011 through May 31, 2012, $60,000 per month from June 1, 2012 through May 31, 2013, and $62,000 from June 1, 2013 through March 30, 2014.

* * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, as amended and filed on April 30, 2009,our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2008 fiscal year and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, Ingram Micro, Lenovo, Microsoft, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 16% and 19% of our net sales in the three months ended June 30, 2009 and 2008 and approximately 18% and 20% of our net sales in the six months ended June 30, 2009 and 2008. Products manufactured by HP represented approximately 19% of our net sales in the three months ended June 30, 2009 and 2008 and approximately 19% and 20% of our net sales in the six months ended June 30, 2009 and 2008.

STRATEGIC DEVELOPMENTS

ERP and Web Infrastructure Upgrade

We are currently upgrading many of our IT systems.  We have purchased licenses for a workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems.  As of June 30, 2009, based on our current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.2 million between now and the end of 2010 related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase will be financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of June 30, 2009, we have received $3.1 million of the Cisco equipment. We expect to receive the remainder of the equipment and services in the second half of 2009. We are implementing the Cisco solution across all of our locations, and expect that all of our locations will be upgraded by the first half of 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$261,412	$331,182	$520,712	$667,809
Cost of goods sold	225,575	284,963	447,380	576,255
Gross profit	35,837	46,219	73,332	91,554
Selling, general and administrative expenses	33,880	40,369	69,315	79,554
Operating profit	1,957	5,850	4,017	12,000
Interest expense, net	324	924	688	2,137
Income before income taxes	1,633	4,926	3,329	9,863
Income tax expense	818	1,893	1,503	3,834
Net income	$815	$3,033	$1,826	$6,029

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.3	86.0	85.9	86.3
Gross profit	13.7	14.0	14.1	13.7
Selling, general and administrative expenses	13.0	12.2	13.3	11.9
Operating profit	0.7	1.8	0.8	1.8
Interest expense, net	0.1	0.3	0.1	0.3
Income before income taxes	0.6	1.5	0.7	1.5
Income tax expense	0.3	0.6	0.3	0.6
Net income	0.3%	0.9%	0.4%	0.9%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change
	2009	2008	$	%
SMB	$85,267	$129,930	$(44,663)	(34.4)%
MME	92,410	104,433	(12,023)	(11.5)
Public Sector	37,958	37,305	653	1.8
Consumer	45,776	59,521	(13,745)	(23.1)
Corporate and Other	1	(7)	8	NMF (1)
Consolidated net sales	$261,412	$331,182	$69,770	21.1%

(1)	Not meaningful.

Our consolidated net sales for the second quarter of 2009 were $261.4 million, a $69.8 million or 21% decrease from consolidated net sales of $331.2 million in the second quarter of 2008.

SMB segment net sales decreased by $44.6 million, or 34%, to $85.3 million in the second quarter of 2009 from $129.9 million in the second quarter of 2008 primarily due to ongoing economic weakness and the resulting softness in IT spending by small and medium sized businesses in North America and an $8.9 million decrease in lower margin volume iPod sales to certain customers.

Our MME segment net sales decreased by $12.0 million, or 12%, to $92.4 million in the second quarter of 2009 from $104.4 million in the second quarter of 2008. This decrease was primarily due to ongoing economic weakness and the resulting softness in IT spending by customers in the mid-market and enterprise sector in the second quarter of 2009. Product revenues declined by 17% in the second quarter of 2009 compared to the second quarter of 2008 while service revenues increased by 9% in the second quarter of 2009 compared to the second quarter of 2008. Service revenues represented 25% of MME net sales in the second quarter of 2009 compared to 20% of MME net sales in the second quarter of 2008. Service revenues include services performed under our Abreon brand, which is primarily focused on change management and eLearning consulting, which declined 14% in the second quarter of 2009 compared to the second quarter of 2008 due to a reduction in projects associated with larger ERP migrations, offset by an 18% increase in MME’s Sarcom branded professional and managed services.

Our Public Sector segment net sales increased by $0.7 million, or 2%, to $38.0 million in the second quarter of 2009 from $37.3 million in the second quarter of 2008. This increase was primarily due to an increase in sales in our state and local business reflecting our increased business development efforts in that market, partially offset by reduced sales in our federal government business primarily relating to a decline in demand under our GSA Electronic Distribution and Delivery (EDD) contract during the second quarter of 2009.

Our Consumer segment net sales decreased by $13.7 million, or 23%, to $45.8 million in the second quarter of 2009 from $59.5 million in the second quarter of 2008. This decrease was primarily due to continued weakness in the economic environment and a decrease in average selling prices resulting from a decrease in sales of higher priced items in the notebook computer category.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$11,598	13.6%	$16,112	12.4%	$(4,514)	1.2%
MME	15,771	17.1	18,814	18.0	(3,043)	(0.9)
Public Sector	3,796	10.0	3,897	10.4	(101)	(0.4)
Consumer	4,625	10.1	7,361	12.4	(2,736)	(2.3)
Corporate and Other	47	NMF	35	NMF	12	NMF
Consolidated gross profit and gross profit margin	$35,837	13.7%	$46,219	14.0%	$(10,382)	(0.3)%

Consolidated gross profit for the second quarter of 2009 was $35.8 million compared to $46.2 million in the second quarter of 2008, a $10.4 million or 22% decrease. Consolidated gross profit margin was 13.7% in the second quarter of 2009 compared to 14.0% in the second quarter of 2008, a decrease of 30 basis points.

Gross profit for our SMB segment decreased by $4.5 million, or 28%, to $11.6 million in the second quarter of 2009 compared to $16.1 million in the second quarter of 2008, resulting primarily from decreased SMB net sales discussed above and a competitive pricing environment. SMB gross profit margin increased by 120 basis points to 13.6% in the second quarter of 2009 compared to 12.4% in the second quarter of 2008 primarily due to an 83 basis point increase in vendor consideration as a percentage of net sales and a reduction in lower margin volume iPod sales to certain customers discussed above, partially offset by the competitive pricing environment.

Gross profit for our MME segment decreased by $3.0 million, or 16%, to $15.8 million in the second quarter of 2009 compared to $18.8 million in the second quarter of 2008, and gross profit margin decreased by 90 basis points to 17.1% in the second quarter of 2009 compared to 18.0% in the second quarter of 2008. The decrease in MME gross profit was primarily due to the decreased MME net sales discussed above and a $0.5 million decrease in vendor consideration in the second quarter of 2009. The decrease in MME gross profit margin was primarily due to a decrease in MME’s selling margin and a 25 basis point decrease in vendor consideration as a percentage of net sales in the second quarter of 2009.

Gross profit for our Public Sector segment decreased by $0.1 million, or 3%, to $3.8 million in the second quarter of 2009 compared to $3.9 million in the second quarter of 2008, and gross profit margin decreased by 40 basis points to 10.0% in the second quarter of 2009 compared to 10.4% in the second quarter of 2008. The decrease in our Public Sector gross profit and gross profit margin was primarily due to a decrease in vendor consideration of $0.2 million, or 59 basis points as a percentage of net sales, in the second quarter of 2009.

Gross profit for our Consumer segment decreased by $2.7 million, or 37%, to $4.6 million in the second quarter of 2009 compared to $7.4 million in the second quarter of 2008, and gross profit margin decreased by 230 basis points to 10.1% in the second quarter of 2009 compared to 12.4% in the second quarter of 2008. The decrease in our Consumer gross profit was primarily due to the decrease in Consumer net sales discussed above. The decrease in our Consumer gross profit margin was primarily due to a very competitive pricing environment and a 108 basis point decrease in vendor consideration as a percentage of net sales. We expect that our Consumer gross profit margin will continue to be negatively impacted by competitive pricing pressure in the current economic environment.

Our consolidated gross profit and gross profit margin for the second quarter of 2009 were negatively affected by decreased vendor consideration we receive from manufacturers and software publishers. We expect that the amount of such vendor consideration we receive will continue to decline in the remainder of 2009 as a result of the weakened economic environment and communicated changes in certain vendor consideration programs.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2009			2008
		Operating			Operating
	Operating	Profit		Operating	Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$5,789	6.8%		$7,604	5.9%		$(1,815)	(0.9)%
MME	4,650	5.0		4,830	4.6		(180)	0.4
Public Sector	782	2.1		769	2.1		13	0.0
Consumer	468	1.0		2,829	4.8		(2,361)	(3.8)
Corporate and Other	(9,732)	(3.7	)(1)	(10,182)	(3.1	)(1)	450	(0.2	)(1)
Consolidated operating profit and operating profit margin	$1,957	0.7%		$5,850	1.8%		$(3,893)	(1.1)%

(1)

Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit decreased by $3.9 million, or 67%, to $2.0 million in the second quarter of 2009 compared to $5.9 million in the second quarter of 2008. Consolidated operating profit margin for the second quarter of 2009 was 0.7% compared to 1.8% in the second quarter of 2008, a decrease of 110 basis points. Consolidated operating profit and operating profit margin in the three months ended June 30, 2008 were impacted by a $0.8 million charge related to a lawsuit settlement.

Our SMB segment operating profit decreased by $1.8 million, or 24%, to $5.8 million in the second quarter of 2009 compared to $7.6 million in the second quarter of 2008. The decrease in SMB operating profit in the second quarter of 2009 was primarily due to the decrease in SMB gross profit discussed above, partially offset by a $2.1 million decrease in SMB personnel costs and a $0.6 million decrease in bad debt expense.

Our MME segment operating profit decreased by $0.2 million, or 4%, to $4.7 million in the second quarter of 2009 compared to $4.8 million in the second quarter of 2008. The decrease was primarily due to the decrease in MME gross profit discussed above, partially offset by a $2.4 million decrease in MME personnel costs, which resulted primarily from centralization of resources of $1.2 million to our Corporate & Other segment, a $0.6 million decrease in variable compensation costs and a reduction in MME headcount in the second quarter of 2009, and a $0.2 million decrease in travel and entertainment costs.

Our Public Sector segment operating profit remained flat at $0.8 million in the second quarter of 2009 compared to the second quarter of 2008.

Our Consumer segment operating profit decreased by $2.4 million, or 84%, to $0.5 million in the second quarter of 2009 compared to $2.8 million in the second quarter of 2008.  The decrease was primarily due to the decrease in Consumer gross profit discussed above, partially offset by reductions in Consumer credit card related charges of $0.2 million, advertising expenditures of $0.1 million and Consumer personnel costs of $0.1 million.

Corporate and Other operating expenses decreased by $0.5 million, or 4%, to $9.7 million in the second quarter of 2009 from $10.2 million in the second quarter of 2008. The decrease was primarily the result of cost cutting initiatives at the corporate level and a $0.8 million lawsuit settlement charge in the second quarter of 2008 as described above, partially offset by $1.2 million attributable to centralization of certain resources from our MME segment. As a percent of consolidated net sales, Corporate and Other operating expenses increased by 60 basis points in the second quarter of 2009 to (3.7)% compared to (3.1)% in the second quarter of 2008 primarily due to the decrease in consolidated net sales discussed above and the centralization of certain resources from our MME segment.

Net Interest Expense. Total net interest expense for the second quarter of 2009 decreased to $0.3 million compared with $0.9 million in the second quarter of 2008. The decrease in interest expense resulted primarily from a decrease in our average effective borrowing rate and a decrease in our average total outstanding borrowing in the second quarter of 2009 compared to the second quarter of 2008.

Income Tax Expense. We recorded an income tax expense of $0.8 million in the second quarter of 2009 compared to an income tax expense of $1.9 million in the second quarter of 2008. Our effective tax rates for the quarters ended June 30, 2009 and 2008 were approximately 50% and 38%. The increase in our effective tax rate in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to the impact of a tax adjustment relating to a dividend from an international subsidiary. While many factors will cause our effective tax rate to vary from quarter to quarter, we anticipate that this adjustment will continue to impact our effective tax rate for the remainder of 2009 and is not anticipated to recur in the years thereafter.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Change
	2009	2008	$	%
SMB	$174,771	$260,579	$(85,808)	(32.9)%
MME	177,340	207,353	(30,013)	(14.5)
Public Sector	65,198	72,506	(7,308)	(10.1)
Consumer	103,395	127,364	(23,969)	(18.8)
Corporate and Other	8	7	1	14.3
Consolidated net sales	$520,712	$667,809	$(147,097)	(22.0)%

Our consolidated net sales for the six months ended June 30, 2009 were $520.7 million, a $147.1 million, or 22%, decrease from consolidated net sales of $667.8 million in the six months ended June 30, 2008.

Our SMB segment net sales decreased by $85.8 million, or 33%, to $174.8 million in the six months ended June 30, 2009 from $260.6 million in the six months ended June 30, 2008, primarily due to ongoing economic weakness and the resulting softness in IT spending by small and medium sized businesses in North America and a $17.3 million decrease in lower margin volume iPod sales to certain customers.

Our MME segment net sales decreased by $30.0 million, or 15%, to $177.3 million in the six months ended June 30, 2009 from $207.4 million in the six months ended June 30, 2009. This decrease was primarily due to ongoing economic weakness and the resulting softness in IT spending by customers in the mid-market and enterprise sector in the six month period ended June 30, 2009. Product revenues declined by 20% in the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008, while service revenues increased by 8% in the six month period ended June 30, 2009 compared to the same period last year. Service revenues represented 26% of MME net sales in the six month period ended June 30, 2009 compared to 21% of MME net sales in the same period last year. Service revenues from our Abreon brand declined 14% in the six month period ended June 30, 2009 compared to the same period last year, primarily due to a reduction in projects associated with larger ERP migrations, offset by a 16% increase in MME’s Sarcom branded professional and managed services.

Our Public Sector segment net sales decreased by $7.4 million, or 10%, to $65.2 million in the six months ended June 30, 2009 compared to $72.5 million in the six months ended June 30, 2008. This decrease was primarily due to reduced sales in our federal government business relating to a decline in demand for our GSA EDD contract and the impact of the delay in approval of the federal budget in the first quarter of 2009, partially offset by an increase in sales in our state and local business reflecting our increased business development efforts in this market.

Our Consumer segment net sales decreased by $24.0 million, or 19%, to $103.4 million in the six months ended June 30, 2009 compared to $127.4 million in the six months ended June 30, 2008. This decrease was primarily due to continued weakness in the economic environment and a decrease in average selling prices resulting from a decrease in sales of higher priced items in the notebook computer category, partially offset by sales of certain products during the first three months of 2009 that we acquired through opportunistic purchases we made in late 2008.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2009		2008
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$22,879	13.1%	$32,206	12.4%	$(9,327)	0.7%
MME	31,642	17.8	36,402	17.6	(4,760)	0.2
Public Sector	7,479	11.5	7,515	10.4	(36)	1.1
Consumer	11,257	10.9	15,338	12.0	(4,081)	(1.1)
Corporate and Other	75	NMF	93	NMF	(18)	NMF
Consolidated gross profit and gross profit margin	$73,332	14.1%	$91,554	13.7%	$(18,222)	0.4%

Consolidated gross profit for the six months ended June 30, 2009 was $73.3 million compared to $91.6 million in the six months ended June 30, 2008, an $18.2 million or 20% decrease. Consolidated gross profit margin was 14.1% in the six months ended June 30, 2009 compared to 13.7% in the six months ended June 30, 2008, an increase of 40 basis points.

Gross profit for our SMB segment decreased by $9.3 million, or 29%, to $22.9 for the six months ended June 30, 2009 compared to $32.2 million in the six months ended June 30, 2008 resulting primarily from decreased SMB net sales discussed above. SMB segment gross profit margin increased by 70 basis points to 13.1% in the six months ended June 30, 2009 compared to 12.4% in the six months ended June 30, 2008 primarily due to an 81 basis point increase in vendor consideration as a percentage of net sales and a reduction in lower margin volume iPod sales to certain customers discussed above, partially offset by low margin sales of supplies to a single customer in the first quarter of 2009.

Gross profit for our MME segment decreased by $4.8million, or 13%, to $31.6 million in the six months ended June 30, 2009 compared to $36.4 million in the six months ended June 30, 2008, and gross profit margin increased by 20 basis points to 17.8% in the six months ended June 30, 2009 compared to 17.6% in the six months ended June 30, 2008. The decrease in MME gross profit was primarily due to the decreased MME net sales discussed above and a $0.2 million decrease in vendor consideration in the six months ended June 30, 2009. The increase in MME gross profit margin was primarily due to an increase in service revenues as a percentage of MME’s total net sales for the six month period ended June 30, 2009 as well as a 23 basis point increase in vendor consideration as a percentage of MME net sales, partially offset by a decrease in MME selling margin.

Gross profit for our Public Sector segment remained relatively flat at $7.5 million in each of the six months ended June 30, 2009 and 2008. Public Sector gross profit margin increased by 110 basis points to 11.5% in the six months ended June 30, 2009 compared to 10.4% in the six months ended June 30, 2008. The increase in our Public Sector gross profit margin was primarily due to stronger product mix, partially offset by a decrease of 23 basis points in vendor consideration as a percentage of net sales.

Gross profit for our Consumer segment decreased by $4.1 million, or 27%, to $11.3 million in the six months ended June 30, 2009 compared to $15.3 million in the six months ended June 30, 2008. Consumer gross profit margin decreased by 110 basis points to 10.9% in the six months ended June 30, 2009 compared to 12.0% in the six months ended June 30, 2008. The decrease in our Consumer gross profit was primarily due to the decrease in Consumer net sales discussed above. The decrease in our Consumer gross profit margin was primarily due to a very competitive pricing environment and a 49 basis point decrease in vendor consideration as a percentage of net sales, partially offset by sales of higher margin products during the first three months of 2009 that we acquired through opportunistic purchases we made in late 2008.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2009			2008
		Operating			Operating
	Operating	Profit		Operating	Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$11,228	6.4%		$15,408	5.9%		$(4,180)	0.5%
MME	8,797	5.0		8,219	4.0		578	1.0
Public Sector	1,676	2.6		1,613	2.2		63	0.4
Consumer	2,309	2.2		5,624	4.4		(3,315)	(2.2)
Corporate and Other	(19,993)	(3.8	)(1)	(18,864)	(2.8	)(1)	(1,129)	(0.2	)(1)
Consolidated operating profit and operating profit margin	$4,017	0.8%		$12,000	1.8%		$(7,983)	(1.0)%

(1)         Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the six months ended June 30, 2009 decreased by $8.0 million, or 67%, to $4.0 million compared to $12.0 million in the six months ended June 30, 2008. Consolidated operating profit margin for the six months ended June 30, 2009 was 0.8% compared to 1.8% in the six months ended June 30, 2008, a decrease of 100 basis points. Consolidated operating profit and operating profit margin in the six months ended June 30, 2008 were impacted by a $0.8 million charge related to a lawsuit settlement.

Our SMB segment operating profit decreased by $4.2 million, or 27%, to $11.2 million in the six months ended June 30, 2009 compared to $15.4 million in the six months ended June 30, 2008. The decrease was primarily due to the decrease in SMB gross profit discussed above, partially offset by a $4.3 million decrease in SMB personnel costs, a $0.4 million decrease in credit card related fees and a $0.4 million decrease in bad debt expense.

Our MME segment operating profit increased by $0.6 million, or 7%, to $8.8 million in the six months ended June 30, 2009 compared to $8.2 million in the six months ended June 30, 2008. The increase in MME operating profit was primarily due to a $4.7 million decrease in MME personnel costs, which resulted primarily from centralization of resources of $2.4 million to our Corporate & Other segment, a $1.0 million decrease in variable compensation costs as well as a reduction in MME headcount in the six months ended June 30, 2009 and a $0.3 million decrease in travel and entertainment expenses, partially offset by the decrease in MME gross profit discussed above.

Public Sector segment operating profit increased slightly to $1.7 million in the six months ended June 30, 2009 compared to $1.6 million in the six months ended June 30, 2008.

Consumer segment operating profit decreased by $3.3 million, or 59%, in the six months ended June 30, 2009 compared to $5.6 million in the six months ended June 30, 2008. The decrease in Consumer segment operating profit was primarily due to the decrease in Consumer segment gross profit discussed above, partially offset by a $0.4 million decrease in credit card related fees, a $0.3 million decrease in advertising expenditures and a $0.2 million decrease in personnel costs.

Corporate and Other SG&A expenses increased by $1.1 million, or 6%, to $20.0 million in the six months ended June 30, 2009 from $18.9 million in the six months ended June 30, 2008. This increase was primarily due to a $1.2 million increase in personnel costs, which includes $2.4 million of centralization of certain resources from our MME segment but partially offset by a decrease in other personnel costs. The increase in Corporate and Other SG&A expenses also included a $0.8 million increase in professional service related costs, but the effect of this increase was offset by a $0.8 million lawsuit settlement charge in the six months ended June 30, 2008 that did not occur in 2009. As a percent of consolidated net sales, Corporate and Other operating expenses increased by 100 basis points in the six months ended June 30, 2009 to (3.8)% compared to (2.8)% in the six months ended June 30, 2008 primarily due to the decrease in consolidated net sales discussed above and the centralization of certain resources from our MME segment.

Net Interest Expense. Total net interest expense for the six months ended June 30, 2009 decreased to $0.7 million compared with $2.1 million in the six months ended June 30, 2008. The decrease in interest expense resulted primarily from a decrease in our average effective borrowing rate and a decrease in our average total outstanding borrowing in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Income Tax Expense. We recorded an income tax expense of $1.5 million in the six months ended June 30, 2009 compared to an income tax expense of $3.8 million in the six months ended June 30, 2008. Our effective tax rates for the six months ended June 30, 2009 and 2008 were approximately 45% and 39%. The increase in our effective tax rate in the six months ended June 30, 2009 compared to the same period of 2008 was primarily due to the impact of a tax adjustment relating to a dividend from an international subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, capital expenditures (which we expect to include substantial investments in a new ERP system, eCommerce platform and an upgrade of our current IT infrastructure through the end of 2010, which are discussed below), possible new offices, such as the one in Chicago, Illinois, possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. Our efforts to focus on SMB, MME and Public Sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as optimizing our offshore operations, in an effort to reduce our costs.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the six month period ended June 30, 2009, we repurchased a total of 430,374 shares of our common stock under this new program for an aggregate cost of $1.6 million. In the aggregate, we have repurchased a total of 1,172,005 shares of our common stock since November 2008 for a total of $4.3 million. The repurchased shares are held as treasury stock.

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

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible compensation, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible salaries paid to our qualifying employees. As of June 30, 2009, we had an accrued receivable of $4.3 million related to the 2008 calendar year and we expect to receive full payment under our labor credit claim.

We had cash and cash equivalents of $4.0 million at June 30, 2009 and $6.7 million at December 31, 2008. Our working capital was $53.9 million at June 30, 2009 compared to $50.8 million at December 31, 2008.

Cash Flows from Operating Activities. Net cash provided by operating activities was $19.5 million in the six months ended June 30, 2009 compared to net cash used in operating activities of $25.0 million in the six months ended June 30, 2008. The $19.0 million of net cash provided by operating activities in the six months ended June 30, 2009 was primarily due to the $20.2 million decrease in inventory reflecting the sell-through of seasonal and strategic purchases made in late 2008, a $16.7 million decrease in accounts receivable resulting from lower open account sales in the current quarter, partially offset by a $11.2 million decrease in gross accounts payable and an $8.0 million decrease in accrued expenses and other current liabilities. The $25.0 million of net cash used in operating activities in the six months ended June 30, 2008 was primarily due to a $39.2 million decrease in gross accounts payable which was related to timing of vendor payables, partially offset by a $14.0 million decrease in inventory reflecting seasonality.

Cash Flows from Investing Activities. Net cash used in investing activities was $3.1 million in the six months ended June 30, 2009 compared to $1.6 million in the six months ended June 30, 2008, related to capital expenditures in each period. Capital expenditures in the six months ended June 30, 2009 were primarily related to investment in our IT infrastructure, including ERP, security and telecommunications upgrades. Capital expenditures in the six months ended June 30, 2008 were primarily related to the creation of enhanced electronic tools for our account executives and sales support staff and leasehold improvements at our corporate headquarters.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2009 was $19.4 million compared to net cash provided by financing activities for the six months ended June 30, 2008 of $24.0 million. The $19.4 million of net cash used in financing activities was primarily due to the $15.0 million of net payments made on the outstanding balance of our line of credit and a $2.9 million change in book overdraft. The $24.0 million of net cash provided by financing activities for the six months ended June 30, 2008 was primarily due to $12.6 million of net borrowings on our line of credit and an $11.1 million increase in our book overdraft, which was due to the timing of outstanding payments to vendors.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At June 30, 2009, we had $14.0 million of net working capital advances outstanding under the line of credit. At June 30, 2009, the maximum credit line was $130 million and we had $74.4 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at June 30, 2009. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014. At June 30, 2009, we had $4.1 million outstanding under the amended term note. Our term note matures as follows: $0.4 million in the remainder of 2009, $775,000 annually in each of the years 2010 through 2013 and $581,250 thereafter.

At June 30, 2009, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.5%.

We are currently upgrading many of our IT systems.  We have purchased licenses for a workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. The initial licensing cost of the Axapta software was approximately $0.9 million, which we financed over an approximately five year term. As of June 30, 2009, $0.3 million and $0.5 million were included in “Notes payable — current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. As of June 30, 2009, based on our current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.2 million between now and the end of 2010 related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase will be financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of June 30, 2009, we have received $3.1 million of the Cisco equipment. We expect to receive the remainder of the equipment and services in the second half of 2009. We are implementing the Cisco solution across all of our locations, and expect that all of our locations will be upgraded by the first half of 2010. Under the capital lease agreement, we expect to pay a total of approximately $3.5 million, which includes $0.4 million of imputed interest, as follows: $0.5 million in the remainder of 2009, $0.7 million in 2010, $0.7 million in 2011, $0.7 million in 2012, $0.7 million in 2013, and $0.2 million in 2014.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

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

•              our expectation regarding the competitive pricing pressure in the current environment and its negative impact on our gross profit margins;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At June 30, 2009, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2009. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2009, we had $14.0 million outstanding under our line of credit and $4.1 million outstanding under our term note payable. As of June 30, 2009, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.2 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of June 30, 2009, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009. You should carefully consider the risks and uncertainties facing our business which are set forth below. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

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

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple represented approximately 16% and 19% of our net sales in the three months ended June 30, 2009 and 2008 and approximately 18% and 20% of our net sales in the six months ended June 30, 2009 and 2008. Products manufactured by HP represented approximately 19% of our net sales in each of the three months ended June 30, 2009 and 2008 and approximately 19% and 20% of our net sales in the six months ended June 30, 2009 and 2008. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

10.1

Sublease Agreement, by and between Capgemini U.S. LLC and AF Services, LLC, effective August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Securities and Exchange Commission on August 6, 2009)

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

PC MALL, INC.
(Registrant)

Date: August 10, 2009	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

***

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Sublease Agreement, by and between Capgemini U.S. LLC and AF Services, LLC, effective August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Securities and Exchange Commission on August 6, 2009)

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