Form 10-Q
period 2009-09-30
PC MALL INC
filed 2009-11-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 4, 2009, the registrant had 12,419,208 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,411	$6,748
Accounts receivable, net of allowances of $3,633 and $4,241	147,321	148,547
Inventories, net	57,784	67,845
Prepaid expenses and other current assets	7,806	7,328
Deferred income taxes	3,195	4,820
Total current assets	223,517	235,288
Property and equipment, net	14,596	11,839
Deferred income taxes	2,768	4,173
Goodwill	18,781	18,781
Intangible assets, net	10,151	11,260
Other assets	933	1,044
Total assets	$270,746	$282,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,153	$110,669
Accrued expenses and other current liabilities	21,588	29,262
Deferred revenue	11,170	14,462
Line of credit	36,731	29,010
Notes payable — current	1,038	1,038
Total current liabilities	167,680	184,441
Notes payable and other long-term liabilities	5,796	4,393
Total liabilities	173,476	188,834
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,013,338 and 13,839,609 shares issued; and 12,424,655 and 12,681,300 shares outstanding, respectively	14	14
Additional paid-in capital	101,187	99,732
Treasury stock, at cost: 1,588,683 and 1,158,309 shares, respectively	(5,270)	(3,623)
Accumulated other comprehensive income	1,899	1,262
Accumulated deficit	(560)	(3,834)
Total stockholders’ equity	97,270	93,551
Total liabilities and stockholders’ equity	$270,746	$282,385

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$280,349	$325,867	$801,061	$993,676
Cost of goods sold	241,165	281,559	688,545	857,814
Gross profit	39,184	44,308	112,516	135,862
Selling, general and administrative expenses	36,146	39,112	105,461	118,666
Operating profit	3,038	5,196	7,055	17,196
Interest expense, net	395	806	1,083	2,943
Income before income taxes	2,643	4,390	5,972	14,253
Income tax expense	1,195	1,800	2,698	5,634
Net income	$1,448	$2,590	$3,274	$8,619
Basic and Diluted Earnings Per Common Share
Basic	$0.12	$0.19	$0.26	$0.65
Diluted	0.11	0.18	0.26	0.62
Weighted average number of common shares outstanding:
Basic	12,420	13,404	12,377	13,324
Diluted	12,900	14,014	12,686	13,995

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in-	Treasury	Accumulated Other Comprehensive	Accumulated
	Outstanding	Amount	Capital	Stock	Income	Deficit	Total
Balance at December 31, 2008	12,681	$14	$99,732	$(3,623)	$1,262	$(3,834)	$93,551
Stock option exercises, including related income tax benefit and restricted stock awards	174	—	232	—	—	—	232
Stock-based compensation expense	—	—	1,223	—	—	—	1,223
Purchase of common stock under a repurchase program	(430)	—	—	(1,647)	—	—	(1,647)
Subtotal	—	—	—	—	—	—	93,359
Net income	—	—	—	—	—	3,274	3,274
Translation adjustments	—	—	—	—	637	—	637
Comprehensive income	—	—	—	—	—	—	3,911
Balance at September 30, 2009	12,425	$14	$101,187	$(5,270)	$1,899	$(560)	$97,270

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$3,274	$8,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,018	4,258
Provision for deferred income taxes	2,894	1,288
Tax (expense) benefit related to stock option exercises	(309)	123
Excess tax benefit related to stock option exercises	(278)	(503)
Stock-based compensation	1,223	1,038
Gain on disposal of fixed assets	—	(1)
Change in operating assets and liabilities:
Accounts receivable	1,226	(7,237)
Inventories	10,061	9,337
Prepaid expenses and other current assets	(478)	2,237
Other assets	111	515
Accounts payable	(11,314)	(25,506)
Accrued expenses and other current liabilities	(5,850)	(3,464)
Deferred revenue	(3,292)	4,570
Total adjustments	(1,988)	(13,345)
Net cash provided by (used in) operating activities	1,286	(4,726)
Cash Flows From Investing Activities
Purchases of property and equipment	(4,921)	(2,360)
Net cash used in investing activities	(4,921)	(2,360)
Cash Flows From Financing Activities
Repayments under notes payable	(735)	(581)
Net borrowings (payments) under line of credit	7,721	(614)
Change in book overdraft	(2,202)	5,405
Payments of obligations under capital lease	(295)	(112)
Proceeds from stock issued under stock option plans	541	470
Excess tax benefit related to stock option exercises	278	503
Common shares repurchased and held in treasury	(1,647)	—
Net cash provided by financing activities	3,661	5,071
Effect of foreign currency on cash flow	637	(333)
Net change in cash and cash equivalents	663	(2,348)
Cash and cash equivalents at beginning of the period	6,748	6,623
Cash and cash equivalents at end of the period	$7,411	$4,275
Supplemental Cash Flow Information
Interest paid	$1,103	$2,997
Income taxes paid	2,371	1,761
Supplemental Non-Cash Investing and Financing Activities
Purchase of infrastructure system	$1,105	$—
Seller financed purchase of ERP system	—	903
Goodwill related to acquisitions	—	374

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, various direct marketing techniques and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, sarcom.com, abreon.com, onsale.com and clubmac.com and other promotional materials.

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, as amended and filed on April 30, 2009, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 filed with the SEC on May 11, 2009 and August 10, 2009, respectively, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2008 fiscal year and through the date of this report.

2. Summary of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105-10-05 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). ASC 105-10-05 establishes that the FASB ASC will become the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10-05 is not intended to change existing GAAP and as such, it will not have a significant impact on our consolidated financial statements. We adopted ASC 105-10-05 effective on July 1, 2009 and we have replaced references to legacy GAAP with references to the ASC, where appropriate.

In May 2009, the FASB issued ASC 855-10-05 (formerly SFAS No. 165, “Subsequent Events”) which establishes accounting and disclosure requirements for subsequent events. ASC 855-10-05 sets forth the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in our financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events or transactions. ASC 855-10-05 is effective for interim or annual financial periods ending after June 15, 2009, and as such, we adopted ASC 855-10-05 prospectively beginning in our quarterly period ended June 30, 2009. We have evaluated subsequent events through November 6, 2009, the filing date of this report.

In April 2008, the FASB issued ASC 350-30 (formerly FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets.” ASC 350-30 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 350-30 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. We adopted ASC 350-30 on January 1, 2009 and it did not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued ASC 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). ASC 815-10 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments and the objectives for using derivative instruments in terms of underlying risk and accounting designation, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, including a tabular format disclosure of the fair values of derivative instruments and their gains and losses and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. ASC 815-10 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We adopted ASC 815-10 on January 1, 2009 and it did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued ASC 805-20 (formerly SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS 141). ASC 805-20 retains the fundamental requirements in SFAS 141 and establishes principles and requirements for (a) how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired business, (b) how an acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-20 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted ASC 805-20 on January 1, 2009. We cannot anticipate whether the adoption of ASC 805-20 will have a material impact on our results of operations and financial condition as the impact will depend on the terms and nature of any business combination we enter into after January 1, 2009.

In February 2007, the FASB issued ASC 825-10 (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. ASC 825-10 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for any of the eligible financial assets or liabilities.

In September 2006, the FASB issued ASC 820-10 (formerly SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued ASC 820-10-15 (formerly FASB Staff Position FAS 157-2), which delays the effective date of ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, we adopted ASC 820-10 partially on January 1, 2008 and on January 1, 2009 relating to nonfinancial assets and nonfinancial liabilities and it did not have a significant impact on our consolidated financial statements.

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

As of September 30, 2008, we refined our preliminary purchase price allocation relating to the SARCOM acquisition. As a result, we recorded an entry to adjust our preliminary purchase price allocation to increase the amount allocated to long-term deferred tax assets by approximately $5.0 million to reflect acquired net operating losses in the SARCOM acquisition which begin to expire in 2023, increase various intangible assets by approximately $1.1 million, decrease goodwill by approximately $6.0 million, increase accounts payable by $0.4 million and increase cash by $0.2 million.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill, all of which is recorded in and held by our MME segment, totaled $18.8 million as of September 30, 2009 and December 31, 2008.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At September 30, 2009				At December 31, 2008
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	7	$5,878	(1)	$552	$5,326	$5,878	(1)	$535	$5,343
Customer relationships	5	7,854		3,320	4,534	7,854		2,301	5,553
Non-compete agreements	5	588		297	291	588		224	364
Total intangible assets		$14,320		$4,169	$10,151	$14,320		$3,060	$11,260

(1)     Included in the total amount for “Patent, trademarks, & URLs” at September 30, 2009 and December 31, 2008 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was approximately $0.4 million for the three months ended September 30, 2009 and 2008 and approximately $1.1 million and approximately $1.3 million for the nine months ended September 30, 2009 and 2008.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.4 million in the remainder of 2009; $1.5 million in 2010; $1.5 million in 2011; $1.2 million in 2012; $0.4 million in 2013 and $29,000 thereafter.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At September 30, 2009, we had $36.7 million of net working capital advances outstanding under the line of credit. At September 30, 2009, the maximum credit line was $130 million and we had $64.3 million available to borrow for working capital advances under the line of credit.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at September 30, 2009. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014. At September 30, 2009, we had $3.9 million outstanding under the amended term note. Our term note matures as follows: $193,750 in the remainder of 2009, $775,000 annually in each of the years 2010 through 2013 and $581,250 thereafter.

At September 30, 2009, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.1%.

We are currently upgrading many of our IT systems.  We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. The initial licensing cost of the Axapta software was approximately $0.9 million, which we financed over an approximately five year term. As of September 30, 2009, $0.3 million and $0.5 million were included in “Notes payable — current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. As of September 30, 2009, based on our current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.2 million between now and the end of 2010 related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Our effective tax rate for the three months ended September 30, 2009 increased to approximately 45% compared to 41% for the third quarter of 2008, primarily due to an income tax adjustment made in the three months ended September 30, 2009 related to a dividend from an international subsidiary. As a result, our effective tax rate for the nine months ended September 30, 2009 was approximately 45%. While many factors will cause our effective tax rate to vary from quarter to quarter, we anticipate that this adjustment will continue to impact our effective tax rate for the remainder of 2009 and is not anticipated to recur in the years thereafter.

Accounting for Uncertainty in Income Taxes

ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the three months and nine months ended September 30, 2009, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of September 30, 2009.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2004, and state income tax examinations for years following 2003. In addition, certain federal and state net operating loss carryforwards generated after 1998 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. In addition, we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. As such, potential common shares of approximately 921,000 and 682,000 for the three months ended September 30, 2009 and 2008, and approximately 1,693,000 and 531,000 for the nine months ended September 30, 2009 and 2008 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Three Months Ended September 30, 2009:
Basic EPS
Net income	$1,448	12,420	$0.12
Effect of dilutive securities
Dilutive effect of stock options	—	480
Diluted EPS
Adjusted net income	$1,448	12,900	$0.11
Three Months Ended September 30, 2008:
Basic EPS
Net income	$2,590	13,404	$0.19
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	610
Diluted EPS
Adjusted net income	$2,590	14,014	$0.18
Nine Months Ended September 30, 2009:
Basic EPS
Net income	$3,274	12,377	$0.26
Effect of dilutive securities
Dilutive effect of stock options	—	309
Diluted EPS
Adjusted net income	$3,274	12,686	$0.26
Nine Months Ended September 30, 2008:
Basic EPS
Net income	$8,619	13,324	$0.65
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	671
Diluted EPS
Adjusted net income	$8,619	13,995	$0.62

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,448	$2,590	$3,274	$8,619
Other comprehensive income (loss):
Foreign currency translation adjustments	354	(185)	637	(333)
Total comprehensive income	$1,802	$2,405	$3,911	$8,286

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	Consumer	Corporate & Other	Consolidated
Three Months Ended September 30, 2009
Net sales	$85,164	$97,711	$55,627	$41,867	$(20)	$280,349
Gross profit	11,712	17,172	5,658	4,597	45	39,184
Depreciation and amortization expense (1)	9	625	55	29	678	1,396
Operating profit (loss)	5,937	5,519	2,391	473	(11,282)	3,038

Three Months Ended September 30, 2008
Net sales	$112,425	$113,415	$52,226	$47,812	$(11)	$325,867
Gross profit	14,198	19,313	5,051	5,694	52	44,308
Depreciation and amortization expense (1)	16	639	68	29	580	1,332
Operating profit (loss)	6,640	5,051	1,936	1,629	(10,060)	5,196

Nine Months Ended September 30, 2009
Net sales	$259,935	$275,051	$120,825	$145,262	$(12)	$801,061
Gross profit	34,591	48,814	13,137	15,854	120	112,516
Depreciation and amortization expense (1)	35	1,875	149	87	1,872	4,018
Operating profit (loss)	17,165	14,316	4,067	2,782	(31,275)	7,055

Nine Months Ended September 30, 2008
Net sales	$373,004	$320,768	$124,732	$175,176	$(4)	$993,676
Gross profit	46,404	55,715	12,566	21,032	145	135,862
Depreciation and amortization expense (1)	49	2,020	192	85	1,912	4,258
Operating profit (loss)	22,048	13,270	3,549	7,253	(28,924)	17,196

(1)     Primary fixed assets relating to network and servers are managed by our corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of September 30, 2009 and December 31, 2008, we had total consolidated assets of $270.7 million and $282.4 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Commitments

Total rent expense under our operating leases, net of sublease income, was $1.6 million and $1.5 million for the three months ended September 30, 2009 and 2008, and $4.6 million and $4.4 million for the nine months ended September 30, 2009 and 2008. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Capital Lease Obligation - Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of September 30, 2009, we have received $3.1 million of the Cisco equipment. We expect to receive the remainder of the equipment and services in the remainder of 2009. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the second half of 2010. Under the capital lease agreement, as of September 30, 2009, we expect to pay a total of approximately $3.3 million, which includes $0.4 million of imputed interest, as follows: $0.2 million in the remainder of 2009, $0.7 million in 2010, $0.7 million in 2011, $0.7 million in 2012, $0.7 million in 2013, and $0.3 million in 2014.

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

11. Subsequent Event

Under our previously disclosed discretionary common stock repurchase program, during October and November 2009, through the date of filing of this report, we repurchased a total of 24,809 shares of our common stock for an aggregate cost of approximately $171,000.  The repurchased shares are held as treasury stock.

* * *

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, as amended and filed on April 30, 2009, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 filed with the SEC on May 11, 2009 and August 10, 2009, respectively, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2008 fiscal year and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

BUSINESS OVERVIEW

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, various direct marketing techniques and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, sarcom.com, abreon.com, onsale.com and clubmac.com and other promotional materials.

PC Mall also plays a valuable role in the IT supply chain. While we provide comprehensive solutions for our customers’ technology needs, our business model also provides significant leverage to technology manufacturers. Through us, technology manufacturers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support and centralized product fulfillment. Additionally, while our experience and expertise in marketing and ecommerce allows us to efficiently reach and capture customers across all segments, our scale and centralized model allow us to efficiently deploy a one-to-many selling and delivery model.

We have four operating segments for financial reporting purposes, consisting of SMB, MME, Public Sector and Consumer. Our operating segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our operating segments based on operating income.

We experience some seasonal trends in our sales of technology products, services and solutions to businesses, government and educational institutions and individual customers. General economic conditions have an effect on our business and results of operations across all of our segments and the timing of capital budget authorizations, fiscal year ends of Public Sector customers and consumer holiday spending contribute to variances in our quarterly results. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Management regularly reviews our operating performance using a variety of financial and non-financial metrics including sales, shipments, gross margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivable aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets and makes necessary adjustments intended to enhance our performance.

A substantial portion of our business is dependent on sales of products from Apple, HP and other vendors including Adobe, Cisco, Ingram Micro, Lenovo, Microsoft, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 16% and 15% of our net sales in the three months ended September 30, 2009 and 2008 and approximately 17% and 18% of our net sales in the nine months ended September 30, 2009 and 2008. Products manufactured by HP represented approximately 20% and 19% of our net sales in the three months ended September 30, 2009 and 2008 and approximately 19% of our net sales in each of the nine months ended September 30, 2009 and 2008.

STRATEGIC DEVELOPMENTS

ERP and Web Infrastructure Upgrade

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. As of September 30, 2009, based on our current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.2 million between now and the end of 2010 related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of September 30, 2009, we have received $3.1 million of the Cisco equipment. We expect to receive the remainder of the equipment and services in the remainder of 2009. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the second half of 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making estimates, actual results reported for future periods may be affected by changes in those estimates and revisions to estimates are included in our results for the period in which the actual amounts become known.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105-10-05 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). ASC 105-10-05 establishes that the FASB ASC will become the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10-05 is not intended to change existing GAAP and as such, it will not have a significant impact on our consolidated financial statements. We adopted ASC 105-10-05 effective on July 1, 2009 and we have replaced references to legacy GAAP with references to the ASC, where appropriate.

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in ASC 605 (formerly Staff Accounting Bulletin No. 104, “Revenue Recognition,” issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition.” Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Certain software products and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with ASC 605-45 (formerly Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent).” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

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

Advertising Costs and Vendor Consideration. We account for advertising costs in accordance with ASC 340-20 (formerly Statement of Position No. 93-7, “Reporting on Advertising Costs”). We produce and circulate direct response catalogs at various dates throughout the year. The costs of developing, producing and circulating each direct response catalog are deferred and amortized to advertising expense based on the life of the catalog, which is approximately eight weeks. Other non-catalog advertising expenditures are expensed in the period incurred. Advertising expenditures are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Deferred advertising costs are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets.

As we circulate catalogs throughout the year, we receive market development funds and other vendor consideration from vendors included in each catalog. These funds are deferred and recognized based on sales generated over the life of the catalog. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated

Balance Sheets. We also receive other non-catalog related vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50 (formerly EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. At the end of any given period, unbilled receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.”

Stock-Based Compensation. Since January 1, 2006, we have accounted for stock-based compensation in accordance with ASC 718 (formerly Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment”), using the modified prospective application transition method. ASC 718 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations. The provisions of ASC 718 apply to new stock option grants subsequent to December 31, 2005 and unvested stock options outstanding as of January 1, 2006.

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted, we applied the simplified method set out in ASC 718 (which also includes former SEC Staff Accounting Bulletin No. 107 which was issued in March 2005). We compute expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Goodwill and Intangible Assets. Goodwill is carried at historical costs, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill as of December 31 of each year. Under ASC 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment review include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from the annual impairment test, such loss will be recorded as a pre-tax charge to our operating income. We amortize other intangible assets with definite lives generally on a straight-line basis over their estimated useful lives.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$280,349	$325,867	$801,061	$993,676
Cost of goods sold	241,165	281,559	688,545	857,814
Gross profit	39,184	44,308	112,516	135,862
Selling, general and administrative expenses	36,146	39,112	105,461	118,666
Operating profit	3,038	5,196	7,055	17,196
Interest expense, net	395	806	1,083	2,943
Income before income taxes	2,643	4,390	5,972	14,253
Income tax expense	1,195	1,800	2,698	5,634
Net income	$1,448	$2,590	$3,274	$8,619

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.0	86.4	86.0	86.3
Gross profit	14.0	13.6	14.0	13.7
Selling, general and administrative expenses	12.9	12.0	13.2	12.0
Operating profit	1.1	1.6	0.8	1.7
Interest expense, net	0.2	0.3	0.1	0.3
Income before income taxes	0.9	1.3	0.7	1.4
Income tax expense	0.4	0.5	0.3	0.5
Net income	0.5%	0.8%	0.4%	0.9%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change
	2009	2008	$	%
SMB	$85,164	$112,425	$(27,261)	(24.2)%
MME	97,711	113,415	(15,704)	(13.8)
Public Sector	55,627	52,226	3,401	6.5
Consumer	41,867	47,812	(5,945)	(12.4)
Corporate and Other	(20)	(11)	(9)	81.8
Consolidated net sales	$280,349	$325,867	$(45,518)	(14.0)%

Our consolidated net sales for the third quarter of 2009 were $280.3 million, a $45.6 million or 14% decrease from consolidated net sales of $325.9 million in the third quarter of 2008.

SMB segment net sales decreased by $27.2 million, or 24%, to $85.2 million in the third quarter of 2009 from $112.4 million in the third quarter of 2008 primarily due to ongoing economic weakness and the resulting softness in IT spending by small and medium sized businesses in North America.

Our MME segment net sales decreased by $15.7 million, or 14%, to $97.7 million in the third quarter of 2009 from $113.4 million in the third quarter of 2008. This decrease was primarily due to ongoing economic weakness and the resulting softness in IT spending by customers in the mid-market and enterprise sector in the third quarter of 2009. Product revenues declined by 16% in the third quarter of 2009 compared to the third quarter of 2008 while service revenues decreased by 6% in the same period. Service revenues represented 21% of MME net sales in the third quarter of 2009 compared to 20% of MME net sales in the third quarter of 2008. Our MME service revenues include services performed under our Abreon brand, which, primarily focused on change management and eLearning consulting, declined 21% in the third quarter of 2009 compared to the third quarter of 2008 due to a reduction in projects associated with larger ERP migrations. MME’s Sarcom branded professional and managed services were essentially flat in the third quarter of 2009 compared to the third quarter of 2008.

Our Public Sector segment net sales increased by $3.4 million, or 7%, to $55.6 million in the third quarter of 2009 from $52.2 million in the third quarter of 2008. This increase was due to an increase in sales in our state and local government and educational institution (“SLED”) business which resulted primarily from increased productivity of our incremental headcount in the SLED business as well as strong performance in contracts in the third quarter of 2009. Net sales in our Federal business were essentially flat from the prior year.

Our Consumer segment net sales decreased by $5.9 million, or 12%, to $41.9 million in the third quarter of 2009 from $47.8 million in the third quarter of 2008. This decrease was primarily due to continued weakness in the economic environment and a decrease in average selling prices resulting from a decrease in sales of higher priced items in the notebook computer category.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$11,712	13.8%	$14,198	12.6%	$(2,486)	1.2%
MME	17,172	17.6	19,313	17.0	(2,141)	0.6
Public Sector	5,658	10.2	5,051	9.7	607	0.5
Consumer	4,597	11.0	5,694	11.9	(1,097)	(0.9)
Corporate and Other	45	NMF (1)	52	NMF (1)	(7)	NMF (1)
Consolidated gross profit and gross profit margin	$39,184	14.0%	$44,308	13.6%	$(5,124)	0.4%

(1)     Not meaningful.

Consolidated gross profit for the third quarter of 2009 was $39.2 million compared to $44.3 million in the third quarter of 2008, a $5.1 million or 12% decrease. Consolidated gross profit margin was 14.0% in the third quarter of 2009 compared to 13.6% the third quarter of 2008.

Gross profit for our SMB segment decreased by $2.5 million, or 18%, to $11.7 million in the third quarter of 2009 compared to $14.2 million in the third quarter of 2008, resulting primarily from decreased SMB net sales discussed above. SMB gross profit margin increased by 120 basis points to 13.8% in the third quarter of 2009 compared to 12.6% in the third quarter of 2008 primarily due to an increase in vendor consideration as a percentage of net sales and a higher margin product mix.

Gross profit for our MME segment decreased by $2.1 million, or 11%, to $17.2 million in the third quarter of 2009 compared to $19.3 million in the third quarter of 2008, and gross profit margin increased by 60 basis points to 17.6% in the third quarter of 2009 compared to 17.0% in the third quarter of 2008. The decrease in MME gross profit was primarily due to the decreased MME net sales discussed above. The increase in MME gross profit margin in the third quarter of 2009 was primarily due to an increase in services as a percentage of total revenues for MME and the resolution of certain vendor consideration claims, partially offset by a decrease in MME’s service related selling margin.

Gross profit for our Public Sector segment increased by $0.6 million, or 12%, to $5.7 million in the third quarter of 2009 compared to $5.1 million in the third quarter of 2008. Public Sector gross profit margin increased by 50 basis points to 10.2% in the third quarter of 2009 compared to 9.7% in the third quarter of 2008. The increase in Public Sector gross profit was primarily due to the increase in Public Sector net sales. The increase in Public Sector gross profit margin was primarily due to higher margin transactions resulting from improved product mix.

Gross profit for our Consumer segment decreased by $1.1 million, or 19%, to $4.6 million in the third quarter of 2009 compared to $5.7 million in the third quarter of 2008. Consumer gross profit margin decreased by 90 basis points to 11.0% in the third quarter of 2009 compared to 11.9% in the third quarter of 2008. The decrease in our Consumer gross profit was primarily due to the decreased Consumer net sales discussed above. The decrease in our Consumer gross profit margin in third quarter of 2009 compared to third quarter of 2008 was primarily due to a very competitive pricing environment. We expect this competitive environment to continue in the fourth quarter of 2009.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2009			2008
		Operating			Operating
	Operating	Profit		Operating	Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$5,937	7.0%		$6,640	5.9%		$(703)	1.1%
MME	5,519	5.6		5,051	4.5		468	1.1
Public Sector	2,391	4.3		1,936	3.7		455	0.6
Consumer	473	1.1		1,629	3.4		(1,156)	(2.3)
Corporate and Other	(11,282)	(4.0	)(1)	(10,060)	(3.1	)(1)	(1,222)	(0.9)
Consolidated operating profit and operating profit margin	$3,038	1.1%		$5,196	1.6%		$(2,158)	(0.5)%

(1)     Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit decreased by $2.2 million, or 42%, to $3.0 million in the third quarter of 2009 compared to $5.2 million in the third quarter of 2008. Consolidated operating profit margin for the third quarter of 2009 was 1.1% compared to 1.6% in the third quarter of 2008, a decrease of 50 basis points.

Our SMB segment operating profit decreased by $0.7 million, or 11%, to $5.9 million in the third quarter of 2009 compared to $6.6 million in the third quarter of 2008. The decrease in SMB operating profit in the third quarter of 2009 was primarily due to the $2.5 million decrease in SMB gross profit discussed above, partially offset by a $1.3 million decrease in SMB personnel costs, a $0.2 million decrease in variable fulfillment costs, a $0.1 million reduction in bad debt expense and a $0.1 million reduction in credit card processing fees.

Our MME segment operating profit increased by $0.4 million, or 9%, to $5.5 million in the third quarter of 2009 compared to $5.1 million in the third quarter of 2008. The increase was primarily due to a $2.3 million reduction in MME personnel costs, which resulted primarily from centralization of resources of $0.7 million to our Corporate & Other segment and $0.8 million of reductions in variable compensation costs and other expenses, offset by the $2.1 million decrease in MME gross profit discussed above.

Our Public Sector segment operating profit increased by $0.5 million, or 24%, to $2.4 million in the third quarter of 2009 compared to $1.9 million in the third quarter of 2008. The increase in Public Sector operating profit was primarily due to the $0.6 million increase in Public Sector gross profit discussed above.

Our Consumer segment operating profit decreased by $1.1 million, or 71%, to $0.5 million in the third quarter of 2009 compared to $1.6 million in the third quarter of 2008. The decrease was primarily due to the $1.1 million decrease in Consumer gross profit discussed above.

Corporate and Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments. Corporate and Other operating expenses increased by $1.2 million, or 12%, to $11.3 million from $10.1 million in the third quarter of 2008. The increase from third quarter of 2008 was primarily related to an increase of $0.7 million in personnel costs attributable to centralization of certain resources from our MME segment. The quarter was also impacted by $0.3 million in legal costs related to defending what we believe is a meritless lawsuit by a competitor in connection with our hiring of two account executives. As a percent of consolidated net sales, Corporate and Other operating expenses increased by 90 basis points in the nine months ended September 30, 2009 to (4.0)% compared to (3.1)% in the nine months ended September 30, 2008 primarily due to the decrease in consolidated net sales discussed above and the centralization of certain resources from our MME segment.

Net Interest Expense. Total net interest expense for the third quarter of 2009 decreased to $0.4 million compared with $0.8 million in the third quarter of 2008. The decrease in interest expense resulted primarily from a decrease in our average effective borrowing rate and a decrease in our average total outstanding borrowing in the third quarter of 2009 compared to the third quarter of 2008.

Income Tax Expense. We recorded an income tax expense of $1.2 million in the third quarter of 2009 compared to an income tax expense of $1.8 million in the third quarter of 2008. Our effective tax rates for the quarters ended September 30, 2009 and 2008 were approximately 45% and 41%. The increase in our effective tax rate in the third quarter of 2009 compared to the third quarter of 2008 was primarily due to the impact of a tax adjustment relating to a dividend from an international subsidiary. While many factors will cause our effective tax rate to vary from quarter to quarter, we anticipate that this adjustment will continue to impact our effective tax rate for the remainder of 2009 and is not anticipated to recur in the years thereafter.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Change
	2009	2008	$	%
SMB	$259,935	$373,004	$(113,069)	(30.3)%
MME	275,051	320,768	(45,717)	(14.3)
Public Sector	120,825	124,732	(3,907)	(3.1)
Consumer	145,262	175,176	(29,914)	(17.1)
Corporate and Other	(12)	(4)	(8)	NMF (1)
Consolidated net sales	$801,061	$993,676	$(192,615)	(19.4)%

Our consolidated net sales for the nine months ended September 30, 2009 were $801.1 million, a $192.6 million, or 19%, decrease from consolidated net sales of $993.7 million in the nine months ended September 30, 2008.

Our SMB segment net sales decreased by $113.1 million, or 30%, to $259.9 million in the nine months ended September 30, 2009 from $373.0 million in the nine months ended September 30, 2008, primarily due to ongoing economic weakness and the resulting softness in IT spending by small and medium sized businesses in North America and a $21.2 million decrease in lower margin volume iPod sales to certain customers.

Our MME segment net sales decreased by $45.7 million, or 14%, to $275.1 million in the nine months ended September 30, 2009 from $320.8 million in the nine months ended September 30, 2008. This decrease was primarily due to ongoing economic weakness and the resulting softness in IT spending by customers in the mid-market and enterprise sector in the nine month period ended September 30, 2009. Product revenues declined by 19% in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008, while service revenues increased by 3% in the nine month period ended September 30, 2009 compared to the same period last year. Service revenues represented 24% of MME net sales in the nine month period ended September 30, 2009 compared to 20% of MME net sales in the same period last year. Service revenues from our Abreon brand declined 17% in the nine month period ended September 30, 2009 compared to the same period last year, primarily due to a reduction in projects associated with larger ERP migrations, offset by an 11% increase in MME’s Sarcom branded professional and managed services.

Our Public Sector segment net sales decreased by $3.9 million, or 3%, to $120.8 million in the nine months ended September 30, 2009 compared to $124.7 million in the nine months ended September 30, 2008. This decrease was primarily due to reduced sales in our federal government business relating to a decline in demand for our GSA EDD contract and the impact of the delay in approval of the federal budget in the first quarter of 2009, partially offset by an increase in sales in our state and local business reflecting our increased business development efforts in this market, as well as increased productivity of our incremental headcount in the SLED business as well as strong performance in contracts in the third quarter of 2009.

Our Consumer segment net sales decreased by $29.9 million, or 17%, to $145.3 million in the nine months ended September 30, 2009 compared to $175.2 million in the nine months ended September 30, 2008. This decrease was primarily due to continued weakness in the economic environment and a decrease in average selling prices resulting from a decrease in sales of higher priced items in the notebook computer category.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2009		2008
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$34,591	13.3%	$46,404	12.4%	$(11,813)	0.9%
MME	48,814	17.7	55,715	17.4	(6,901)	0.3
Public Sector	13,137	10.9	12,566	10.1	571	0.8
Consumer	15,854	10.9	21,032	12.0	(5,178)	(1.1)
Corporate and Other	120	NMF	145	NMF	(25)	NMF
Consolidated gross profit and gross profit margin	$112,516	14.0%	$135,862	13.7%	$(23,346)	0.3%

Consolidated gross profit for the nine months ended September 30, 2009 was $112.5 million compared to $135.9 million in the nine months ended September 30, 2008, a $23.4 million or 17% decrease. Consolidated gross profit margin was 14.0% in the nine months ended September 30, 2009 compared to 13.7% in the nine months ended September 30, 2008, an increase of 30 basis points.

Gross profit for our SMB segment decreased by $11.8 million, or 25%, to $34.6 for the nine months ended September 30, 2009 compared to $46.4 million in the nine months ended September 30, 2008 resulting primarily from decreased SMB net sales discussed above. SMB segment gross profit margin increased by 90 basis points to 13.3% in the nine months ended September 30, 2009 compared to 12.4% in the nine months ended September 30, 2008 primarily due to a 73 basis point increase in vendor consideration as a percentage of net sales.

Gross profit for our MME segment decreased by $6.9 million, or 12%, to $48.8 million in the nine months ended September 30, 2009 compared to $55.7 million in the nine months ended September 30, 2008.  MME gross profit margin increased by 30 basis points to 17.7% in the nine months ended September 30, 2009 compared to 17.4% in the nine months ended September 30, 2008. The decrease in MME gross profit was primarily due to the decreased MME net sales discussed above, partially offset by a $0.6 million increase in vendor consideration in the nine months ended September 30, 2009. The increase in MME gross profit margin was primarily due to an increase in service revenues as a percentage of MME’s total net sales for the nine month period ended September 30, 2009, as well as a 56 basis point increase in vendor consideration as a percentage of MME net sales, partially offset by a decrease in MME selling margin.

Gross profit for our Public Sector segment increased by $0.5 million, or 5%, to $13.1 million in the nine months ended September 30, 2009 compared to $12.6 million in the nine months ended September 30, 2008. Public Sector gross profit margin increased by 80 basis points to 10.9% in the nine months ended September 30, 2009 compared to 10.1% in the nine months ended September 30, 2008. The increase in our Public Sector gross profit and gross profit margin was primarily due to an increase in selling margin related to an improved product mix, partially offset by a decrease of 18 basis points in vendor consideration as a percentage of net sales.

Gross profit for our Consumer segment decreased by $5.1 million, or 25%, to $15.9 million in the nine months ended September 30, 2009 compared to $21.0 million in the nine months ended September 30, 2008. Consumer gross profit margin decreased by 110 basis points to 10.9% in the nine months ended September 30, 2009 compared to 12.0% in the nine months ended September 30, 2008. The decrease in our Consumer gross profit was primarily due to the decrease in Consumer net sales discussed above. The decrease in our Consumer gross profit margin was primarily due to a very competitive pricing environment and a 30 basis point decrease in vendor consideration as a percentage of net sales.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2009			2008
		Operating			Operating
	Operating	Profit		Operating	Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$17,165	6.6%		$22,048	5.9%		$(4,883)	0.7%
MME	14,316	5.2		13,270	4.1		1,046	1.1
Public Sector	4,067	3.4		3,549	2.8		518	0.6
Consumer	2,782	1.9		7,253	4.1		(4,471)	(2.2)
Corporate and Other	(31,275)	(3.9	)(1)	(28,924)	(2.9	)(1)	(2,351)	(1.0)
Consolidated operating profit and operating profit margin	$7,055	0.9%		$17,196	1.7%		$(10,141)	(0.8)%

Consolidated operating profit for the nine months ended September 30, 2009 decreased by $10.1 million, or 59%, to $7.1 million compared to $17.2 million in the nine months ended September 30, 2008. Consolidated operating profit margin for the nine months ended September 30, 2009 was 0.9% compared to 1.7% in the nine months ended September 30, 2008, a decrease of 80 basis points. Consolidated operating profit and operating profit margin in the nine months ended September 30, 2008 were impacted by a $0.8 million charge related to a lawsuit settlement.

Our SMB segment operating profit decreased by $4.8 million, or 22%, to $17.2 million in the nine months ended September 30, 2009 compared to $22.0 million in the nine months ended September 30, 2008. The decrease was primarily due to the $11.8 million decrease in SMB gross profit discussed above, partially offset by a $5.6 million decrease in SMB personnel costs, a $0.6 million decrease in variable fulfillment costs, a $0.6 million decrease in credit card related fees and a $0.5 million decrease in bad debt expense.

Our MME segment operating profit increased by $1.0 million or 8% to $14.3 million in the nine months ended September 30, 2009 compared to $13.3 million in the nine months ended September 30, 2008. The increase in MME operating profit was primarily due to a $6.9 million decrease in MME personnel costs, which resulted primarily from centralization of resources of $3.2 million to our Corporate & Other segment and a $1.6 million decrease in variable compensation costs as well as a reduction in MME headcount in the nine months ended September 30, 2009, and a $0.5 million decrease in travel and entertainment expenses, partially offset by the $6.9 million decrease in MME gross profit discussed above.

Public Sector segment operating profit increased by $0.6 million, or 15%, to $4.1 million in the nine months ended September 30, 2009 compared to $3.5 million in the nine months ended September 30, 2008, primarily due to the $0.5 million increase in Public Sector gross profit discussed above.

Consumer segment operating profit decreased by $4.5 million, or 62%, to $2.8 million in the nine months ended September 30, 2009 compared to $7.3 million in the nine months ended September 30, 2008. The decrease in Consumer segment operating profit was primarily due to the $5.1 million decrease in Consumer segment gross profit discussed above, partially offset by a $0.5 million decrease in credit card related fees and a $0.4 million decrease in advertising expenditures.

Corporate and Other operating expenses increased by $2.4 million, or 8%, to $31.3 million in the nine months ended September 30, 2009 from $28.9 million in the nine months ended September 30, 2008. This increase was primarily due to a $2.2 million increase in personnel costs, which includes $3.2 million of centralization of certain resources from our MME segment but partially offset by a $1.0 million decrease in other personnel costs. The increase in Corporate and Other operating expenses also included a $1.0 million increase in professional service related costs, which includes $0.5 million in legal costs related to defending what we believe is a meritless lawsuit by a competitor in connection with our hiring of two account executives, partially offset by a $0.8 million lawsuit settlement charge in the nine months ended September 30, 2008 that did not occur in 2009. As a percent of consolidated net sales, Corporate and Other operating expenses increased by 100 basis points in the nine months ended September 30, 2009 to (3.9)% compared to (2.9)% in the nine months ended September 30, 2008 primarily due to the decrease in consolidated net sales discussed above and the centralization of certain resources from our MME segment.

Net Interest Expense. Total net interest expense for the nine months ended September 30, 2009 decreased to $1.1 million compared with $2.9 million in the nine months ended September 30, 2008. The decrease in interest expense resulted primarily from a decrease in our average effective borrowing rate and a decrease in our average total outstanding borrowing in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Income Tax Expense. We recorded an income tax expense of $2.7 million in the nine months ended September 30, 2009 compared to an income tax expense of $5.6 million in the nine months ended September 30, 2008. Our effective tax rates for the nine months ended September 30, 2009 and 2008 were approximately 45% and 40%. The increase in our effective tax rate in the nine months ended September 30, 2009 compared to the same period of 2008 was primarily due to the impact of a tax adjustment relating to a dividend from an international subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, capital expenditures (which we expect to include substantial investments in a new ERP system, eCommerce platform and an upgrade of our current IT infrastructure through the end of 2010, which are discussed below), the completion of the buildout of our relocated Torrance retail store, possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. Our efforts to focus on SMB, MME and Public Sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. In addition, we expect to continue to focus our efforts on increasing the productivity of our sales force and reducing our infrastructure costs, as well as optimizing our offshore operations, in an effort to reduce our costs.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively superseded a prior repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the nine months ended September 30, 2009, we repurchased a total of 430,374 shares of our common stock under this new program for an aggregate cost of $1.6 million. In the aggregate, through September 30, 2009, we have repurchased a total of 1,172,005 shares of our common stock since November 2008 for a total of $4.3 million. The repurchased shares are held as treasury stock. In October and November 2009, through the date of filing of this report, we repurchased an additional 24,809 shares of our common stock for an aggregate cost of approximately $171,000.

Continued weakening or other problems in the global economic environment and in the credit and capital markets could have a negative impact on our ability to obtain financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. At this time, we believe that our liquidity has not been materially impacted by the current credit environment and we do not expect that we will be materially impacted in the near future. However, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In December 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible compensation, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible salaries paid to our qualifying employees. As of September 30, 2009, we had an accrued receivable of $5.3 million related to calendar year 2008 and YTD 2009 and we expect to receive full payment under our labor credit claims.

We had cash and cash equivalents of $7.4 million at September 30, 2009 and $6.6 million at December 31, 2008. Our working capital was $55.8 million at September 30, 2009 compared to $50.8 million at December 31, 2008.

Cash Flows from Operating Activities. Net cash provided by operating activities was $1.3 million in the nine months ended September 30, 2009 compared to net cash used in operating activities of $4.7 million in the nine months ended September 30, 2008. The $1.3 million of net cash provided by operating activities in the nine months ended September 30, 2009 was primarily due to the $10.1 million decrease in inventory reflecting the sell-through of seasonal and strategic purchases made in late 2008 offset by an increase in inventory shipped to a Federal customer near the end of the third quarter of 2009 that is awaiting billing pending service installation. Cash provided by operating activities also includes $3.3 million of net income from our operations, partially offset by an $11.3 million decrease in gross accounts payable. The $4.7 million of net cash used in operating activities in the nine months ended September 30, 2008 was primarily due to a $25.5 million decrease in gross accounts payable which was related to timing of vendor payables and a $7.2 million increase in accounts receivable which was primarily due to an increase in SARCOM receivables, partially offset by a $9.3 million decrease in inventory reflecting seasonality, the $8.6 million of net income from our operations and a $4.6 million increase in deferred revenue.

Cash Flows from Investing Activities. Net cash used in investing activities was $4.9 million in the nine months ended September 30, 2009 compared to $2.4 million in the nine months ended September 30, 2008, related to capital expenditures in each period. Capital expenditures in the nine months ended September 30, 2009 were primarily related to investment in our IT infrastructure, including ERP, security and telecommunications upgrades. Capital expenditures in the nine months ended September 30, 2008 were primarily related to the creation of enhanced electronic tools for our account executives and sales support staff and leasehold improvements at our corporate headquarters and our Philippine office.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2009 was $3.7 million compared to net cash provided by financing activities for the nine months ended September 30, 2008 of $5.1 million. The $3.7 million of net cash provided by financing activities was primarily due to the $7.7 million of net borrowings on our line of credit, partially offset by a $2.2 million change in book overdraft and repurchases of our common shares totaling $1.6 million. The $5.1 million of net cash provided by financing activities for the nine months ended September 30, 2008 was primarily due to $5.4 million of net increase in our book overdraft, which was due to the timing of outstanding payments to vendors.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At September 30, 2009, we had $36.7 million of net working capital advances outstanding under the line of credit. At September 30, 2009, the maximum credit line was $130 million and we had $64.3 million available to borrow for working capital advances under the line of credit.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at September 30, 2009. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014. At September 30, 2009, we had $3.9 million outstanding under the amended term note. Our term note matures as follows: $193,750 in the remainder of 2009, $775,000 annually in each of the years 2010 through 2013 and $581,250 thereafter.

At September 30, 2009, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.1%.

We are currently upgrading many of our IT systems.  We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. The initial licensing cost of the Axapta software was approximately $0.9 million, which we financed over an approximately five year term. As of September 30, 2009, $0.3 million and $0.5 million were included in “Notes payable — current portion” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. As of September 30, 2009, based on our current estimates, which are subject to change, we expect to incur additional external costs of approximately $4.2 million between now and the end of 2010 related to the implementation of the ERP systems and other extensions that are necessary to replace and upgrade our current ERP and eCommerce systems.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease with Cisco Systems Capital Corporation over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of September 30, 2009, we have received $3.1 million of the Cisco equipment. We expect to receive the remainder of the equipment and services in the remainder of 2009. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the second half of 2010. Under the capital lease agreement, as of September 30, 2009, we expect to pay a total of approximately $3.3 million, which includes $0.4 million of imputed interest, as follows: $0.2 million in the remainder of 2009, $0.7 million in 2010, $0.7 million in 2011, $0.7 million in 2012, $0.7 million in 2013, and $0.3 million in 2014.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At September 30, 2009, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2009. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2009, we had $36.7 million outstanding under our line of credit and $3.9 million outstanding under our term note payable. As of September 30, 2009, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.4 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of September 30, 2009, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. You should carefully consider the risks and uncertainties facing our business which are set forth below. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

Changes and uncertainties in the economic climate could negatively affect the rate of information technology spending by our customers, which would likely have an impact on our business.

An important element of our business strategy is to increasingly focus on SMB, MME and Public Sector sales. As a result of the recent financial crisis in the credit markets, softness in the housing market, difficulties in the financial services sector, general economic weakness and continuing economic uncertainties, the direction and relative strength of the U.S. economy remains uncertain. These developments could also increase the risk of uncollectible accounts receivable from our customers. During the present and prior economic downturns in the U.S. and elsewhere, SMB, MME and Public Sector entities generally reduced, often substantially, their rate of information technology spending. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could significantly hinder our growth.

Our earnings and growth rate could be adversely affected by continued changes in economic and geopolitical conditions.

We are subject to risks arising from adverse changes in domestic and global economic conditions. For example, as a result of the recent financial crisis in the credit markets, softness in the housing market, difficulties in the financial services sector, general economic weakness and continuing economic uncertainties, the direction and relative strength of the U.S. economy remains uncertain. If economic growth in the United States and other countries’ economies remains weak or declines, consumer and business spending rates could be significantly reduced. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition. Weak general economic conditions, along with uncertainties in political conditions could adversely impact our revenue, expenses and growth rate. In addition, our revenue, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or geopolitical conditions.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple represented approximately 16% and 15% of our net sales in the three months ended September 30, 2009 and 2008 and approximately 17% and 18% of our net sales in the nine months ended September 30, 2009 and 2008. Products manufactured by HP represented approximately 20% and 19% of our net sales in the three months ended September 30, 2009 and 2008 and approximately 19% and 19% of our net sales in the nine months ended September 30, 2009 and 2008. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

Based upon current interpretations of existing law, certain of our subsidiaries currently collect and remit sales or use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state direct marketers. Furthermore, court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state were quite limited (e.g., visiting the state several times a year to aid customers or to inspect stores stocking their goods or to provide training or other support to customers in the state). States have also successfully imposed sales and use tax collection responsibility upon in-state manufacturers that agree to act as a drop shipper for the out-of-state marketer, giving rise to the risk that such taxes may be imposed indirectly on the out-of-state seller. We believe our operations in states in which we have no physical presence are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. Various state laws, regulations and taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. For example, New York has adopted an affiliate marketing statute and related regulations that impose sales and use tax collection obligations on out-of-state sellers that use certain web-based affiliate marketing relationships with web-based affiliates deemed to be located in New York. Other states have adopted or proposed similar legislation. There can be no assurance that existing or future laws that impose taxes or other regulations on direct marketing or Internet commerce would not substantially impair our growth or otherwise have a material adverse effect on our business, results or operations and financial condition.

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

We may not be profitable on a quarterly or annual basis.

Our ability to be profitable on a quarterly or annual basis given our planned business strategy depends upon a number of factors, including, but not limited to, our ability to achieve and maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner, leverage our fixed cost structure, maintain adequate levels of vendor consideration and price protection, maintain a well-balanced product and customer mix, maintain customer acquisition costs and shipping costs at acceptable levels, and our ability to effectively compete in the marketplace with our competitors. We expect that the continuing weakness in the economic environment may result in further reductions of vendor consideration provided by certain manufacturers and software publishers, which would have a negative impact on our profitability. Our ability to be profitable on a quarterly or annual basis will also depend on our ability to manage and control operating expenses and to generate and sustain adequate levels of revenue. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than what we project. In addition, we may find that our business plan costs more to execute than what we currently anticipate. Some of the factors that affect our profitability on a quarterly or annual basis are beyond our control, including general economic trends and uncertainties.

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

Continued weakness or other problems in the global economic environment and in the credit and capital markets could have a negative impact on our ability to obtain financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. To the extent we seek additional financing from public or private debt or equity issuances, there can be no assurance that such financing will be available at acceptable terms, if at all. There can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the stockholders held on August 21, 2009, the following matters were submitted to a vote of the stockholders of PC Mall, Inc.:

1.  The re-election as directors of Frank F. Khulusi, Thomas A. Maloof, Ronald B. Reck and Paul C. Heeschen, all of whom were re-elected at the annual meeting. The directors received the following votes:

	FOR	WITHHELD
Frank F. Khulusi	8,560,612	3,591,255
Thomas A. Maloof	11,797,917	353,950
Ronald B. Reck	11,424,132	727,735
Paul C. Heeschen	11,423,144	728,723

2.  The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

	FOR	AGAINST	ABSTENTIONS
Appointment of Independent Registered Public Accounting Firm	12,087,362	26,420	38,085

ITEM 6. EXHIBITS

Exhibit Number		Description

10.1

Sublease Agreement, by and between Capgemini U.S. LLC and AF Services, LLC, effective August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Securities and Exchange Commission on August 6, 2009)

10.2

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Securities and Exchange Commission on October 6, 2009)

10.3	*	Summary of Executive Bonus Plan

31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract, or compensatory plan or arrangement.

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: November 6, 2009	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

***

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number		Description

10.1

Sublease Agreement, by and between Capgemini U.S. LLC and AF Services, LLC, effective August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Securities and Exchange Commission on August 6, 2009)

10.2

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Securities and Exchange Commission on October 6, 2009)

10.3	*	Summary of Executive Bonus Plan

31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract, or compensatory plan or arrangement.