Form 10-K
period 2009-12-31
PC MALL INC
filed 2010-03-16
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $69.7 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2010, the registrant had 12,306,652 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

•              our expectation regarding general economic uncertainties, the competitive pricing pressure in the current environment and the related potential negative impact on our gross profit margins;

•             our plans for our growth strategy;

•             our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility;

•             our expectations regarding the timing and costs of our ongoing or planned IT upgrades;

•             the impact on accounts receivable from our efforts to focus on sales in our MME, SMB, and Public Sector segments;

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

•             our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and

•             the likelihood that new laws and regulations will be adopted with respect to the Internet that may impose additional restrictions or burdens on our business.

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

***

ITEM 1. BUSINESS

General

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, field service teams, various direct marketing techniques and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, sarcom.com, abreon.com, onsale.com and clubmac.com and other promotional materials.

PC Mall plays a valuable role in the IT supply chain. While we provide comprehensive solutions for our customers’ technology needs, our business model also provides significant leverage to technology manufacturers and service providers. Through us, technology manufacturers and service providers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support and centralized product fulfillment. Additionally, while our experience and expertise in marketing and eCommerce allows us to efficiently reach and capture customers across these segments, our scale and centralized model allow us to efficiently deploy a one-to-many selling and delivery model.

In December 2009, Sarcom, Inc. (“SARCOM”), our wholly-owned subsidiary, acquired certain assets of Data Systems Worldwide, Inc. (“DSW”). DSW, a provider of converged Cisco solutions in the western United States, had approximately 20 employees as of December 15, 2009, the majority of which are service or sales personnel. Each of these employees became employees of SARCOM in connection with the acquisition. DSW’s practice areas include managed and professional services and Cisco intelligent networks, facilities, datacenters and security, with a focus on unified communications and connected real estate.

In the first quarter of 2008, following the completion of our acquisition of SARCOM in September 2007, which is discussed below, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we referred to as SMB, MME, Public Sector and Consumer. Our operating segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

In the fourth quarter of 2009, we changed the name of our Consumer segment to MacMall. The MacMall segment includes sales made under our MacMall and Onsale brand names via telephone and the Internet to consumers, businesses and creative professionals. This was a name change only and does not affect the segment results reported in the current or prior periods.

Our SMB segment consists of sales made primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force.

Our MME segment consists of sales made primarily to mid-market and enterprise-sized businesses under the SARCOM, DSW and Abreon brands, utilizing a field relationship-based selling model, an outbound phone based sales force and a field service organization. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

Our Public Sector segment consists of sales made primarily to federal, state, and local governments, as well as educational institutions, utilizing an outbound phone and field relationship-based selling model as well as contracts and bids business development teams.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the year ended December 31, 2009, we repurchased a total of 582,779 shares of our common stock under this program for a total cost of $2.6 million. From the inception of the program in October 2008 through December 31, 2009, we had repurchased an aggregate total of 1,324,410 shares of our common stock for a total cost of $5.2 million.

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

SARCOM, headquartered in Columbus, Ohio, has served the mid-market and enterprise market for over 20 years and currently specializes in providing enterprise hardware and software solutions, procurement solutions and a full range of professional and managed services. The acquisition included the Abreon Group (“Abreon”), a division of SARCOM. Abreon is a change management business focused on providing business reengineering, business consulting and training services to mid-market and enterprise clients. Our acquisition of SARCOM was motivated in part by our desire to enhance our capabilities as a value added direct marketer of advanced technology products, services and solutions, consistent with our commitment to drive growth in our business in part by expanding our share of our customers’ IT spending.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of December 31, 2009, we had an accrued receivable of $6.5 million related to the 2008 and 2009 calendar years, and we expect to receive full payment under our labor credit claims.

Strategy

Our strategy is to be a value added single source provider of information technology products, services and solutions for our customers. Historically, we implemented our strategy as a rapid response, high volume, cost-efficient direct marketer of multi-branded, competitively-priced information technology products and services, while providing a high level of support to our customers. More recently, as we have added more service capabilities to our offerings to customers, we have become more focused on the return on investment (ROI) that our customers can generate by partnering with us.  We believe our model is a compelling combination of technology hardware, services and solutions, highly efficient order processing engines and centralized back-office functions that enables us to provide significant value to our customers. The key elements of our strategy are discussed below.

Expand Our Client Base and Further Penetrate Our Existing Client Base

During 2009, as companies, government agencies and consumers curtailed their IT spending, we continued to invest in people, processes and systems that we feel will enable us to attract new clients and also gain share within our current client base. For example:

•                  In 2009 we launched the Small Business Network, which is an innovative, social media platform designed to drive demand in businesses with fewer than 100 employees. This is the largest segment of businesses in the U.S. market, but has historically been difficult and expensive to reach. By utilizing viral marketing and social media, we believe that the Small Business Network gives us a unique platform to drive demand from these small businesses.

•                  We opened a new office in downtown Chicago during 2009. This office houses a new SMB call-center for us, and we have added significant headcount to that location over the last several months. We believe that the excellent pool of qualified account executives available in the Chicago area has allowed us to assemble and maintain a strong local sales team to grow our business with SMB customers.

•                  In 2009, we launched Health Dynamix, a vertically integrated team that, while based within our Public Sector segment, will support our SMB, MME and Public Sector segments, each of which serves customers within the healthcare market. The healthcare market is specialized and changes rapidly, but is also one of the fastest growing markets for IT products. We believe our investment in Health Dynamix will enable us to continue to grow in this important market.

Our account executives are trained in relationship building, account management and offering high levels of service through a high touch model. Account executives in our SMB, MME and Public Sector segments handle a variety of customer needs, including ongoing customer service, technology assessment and support requirements, operations and procurement processes and other value-added services.  We continue to place significant emphasis on increasing the productivity and tenure of our existing sales force through enhanced training and tools, as well as by optimizing our technical pre-sales resources and other support functions.  Through these investments we intend to better equip our sales executives to evaluate, understand and ultimately deliver solutions that address their customers’ IT needs.

Focus on the Growth of Our Value Added Services and Product Offerings

While historically our growth has been driven by growth in hardware and software sales, we also believe that consolidation in our marketplace has created a unique opportunity for companies like us to leverage our scale by offering value-added services and solutions to earn a greater share of our clients’ IT expenditures.  We work with our customers to identify areas where they can gain efficiencies by outsourcing some of their IT functions to us.  Our services are available to our commercial and public sector customers and span the entire IT life cycle. These services include:

•        strategic planning;

•        needs assessment;

•        solution design;

•        product acquisition/e-procurement;

•        project management;

•        installation;

•        post installation support and maintenance;

•        systems refresh and installation/move/add/change; and

•        recycling and disposal.

With over 600 technicians and a national network of third party service providers, we can provide pre-sales assessments and post-sales services efficiently to our customers in the SMB, mid-market/enterprise and public sector markets. We believe that by effectively providing outsourced IT solutions to our customers we will be better able to anticipate their needs and capture a larger share of their IT expenditures.

We continue to focus on sales of solutions including client based computing, networking products, servers, storage, unified communication and annuity based licensing, which we believe represent high growth opportunities in the SMB, mid-market, enterprise and public sector markets. We are authorized to sell Cisco, HP, IBM, Lenovo, Microsoft, Symantec, Sun Microsystems and other name brand enterprise solutions. We are also authorized to sell annuity based licenses from leading publishers such as Adobe, IBM, Microsoft, Symantec and VMware to our SMB, MME and Public Sector customers. We have continued to invest in pre-sales assets including pre-sales technical representatives, technical content and training that assist our account executives in our SMB, MME and Public Sector segments to identify and close opportunities for products, services and solutions.

Further Strengthen Our Partnerships With Vendors

We believe it is important to maintain relationships with key manufacturers such as Apple, HP, Cisco, VMware and other key partners on a company-wide basis. We believe our relationships with key manufacturers give us increased visibility and legitimacy in the minds of our customers. We also maintain direct relationships with key sales and marketing personnel from selected IT manufacturers and software publishers, who provide key insights related to new and existing products and also provide referral sales opportunities to us.

In 2009 substantially all of our sales executives in our SMB segment became VMware certified, and we are in the process of pursing Cisco CSE certifications for those sales executives as well.  By investing in specializations like these we intend to equip our sales executives to better serve their customers and add more value to our vendor partners’ efforts as well.

We are a leading reseller of Apple computer products. In 2009, we added engineering capability to our MME segment subsidiary to increase our ability to drive both hardware and service opportunities in the Apple enterprise market. Apple also enhanced its support of enterprise resellers in 2009, which we believe has created a new opportunity for us to sell the Apple platform into enterprise accounts. We intend to leverage our position with Apple to further penetrate the corporate market, while continuing to offer Apple’s software and hardware products to our consumer customers.

Leverage Our Shared Services Capabilities

We utilize a centralized infrastructure for our back-office capabilities. While we strive to free our sales and marketing organizations to focus on their customers and on their growth, we maintain centralized IT, finance, human resource, and other functions.  Some of these functions are located in the Philippines, which provides us a cost advantage. We believe that by leveraging a centralized model to perform back-office functions we may achieve a more efficient overall cost structure and ability to introduce new tools to our sales organizations.

We have been involved in Internet eCommerce since 1995 and are focused on leveraging our eCommerce expertise. We utilize our public websites to provide our customers with easy and convenient shopping, ordering and tracking tools. Our extranet sites (CAP and Ops Track), which are customized extranets for commercial and public sector customers, provide these same capabilities along with custom catalogs, pricing, security, asset management and workflow configurable to the customers’ needs. We believe having sophisticated eCommerce capabilities facilitates customer acquisition and retention, and we leverage our shared services model to attempt to replicate best practices among our sales organizations.

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We have completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization.

Selectively Pursue Strategic Acquisition

One element of our business strategy involves expansion through the acquisition of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage or add new business capabilities. Our market, broadly defined as the technology reseller channel, has undergone significant consolidation over the past 15-20 years. While we believe that the fragmented nature of the technology reseller industry and industry consolidation trends may continue to present acquisition opportunities for us, these trends may make acquisitions more competitive.

We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships and the purchase or sale of assets. We may choose to pursue acquisitions for several reasons. For instance, we may pursue acquisitions that will broaden our capabilities in IT services. We may also choose to pursue acquisitions that will enable us to further penetrate or enter geographies we deem attractive. We evaluate acquisition opportunities based on our assessment of several factors, including the perceived value of the opportunity, our available financing sources and potential synergies of the acquisition target with our business. Our implementation of our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. Our ability to complete acquisitions in the future will depend on our ability to fund such acquisitions with our internally available cash, cash generated from operations, amounts available under our existing credit facilities, additional borrowings or from the issuance of additional securities.

Sales and Marketing

Sales Activities. We believe that much of our success has come from the quality and training of our account executives. Account executives handle a variety of customer needs, including ongoing customer service, technology assessment and support requirements, operations and procurement processes and other value-added services in our SMB, MME and Public Sector segments. Account executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders. Account executives have the authority to vary prices within specified parameters in order to be competitive. In addition, account executives undergo an initial sales training program focusing on use of our systems, product offerings and networking solutions, sales techniques, phone etiquette and customer service. Account executives also attend regular training sessions to stay up-to-date on new products. In 2009, we utilized our low cost model in the Philippines (OSRP) to significantly augment the amount of customer service and support personnel available to our commercial sales teams. Customer service and technical support personnel assist outbound account executives, handling administrative tasks, so that account executives can focus on selling. Our phone and computer systems are used for order entry, customer tracking and inventory management. We use a proprietary customer relationship management system for our outbound account executives to assist them with prospecting and account management functions. We also use a customer acquisition, retention and development program to support the ability of our outbound account executives to sell across more product categories.

We believe a key to supporting the successful acquisition and growth of customers in the SMB, mid-market, enterprise and public sector markets is the use of a relationship-based selling model. Our account executives in our segments serving these markets are trained in relationship building, account management and offering high levels of service through a high touch model. Additionally, account executives bring product expertise to bear from within our company, leveraging technical specialists who support our leading manufacturers including Adobe, Apple, Cisco, HP, IBM, Lenovo, Microsoft, Sun Microsystems and Symantec.

We frequently enhance our tools to support our sales activities. Our efforts in this regard have included adding more sophistication to our CRM tools by models we have built to enable our account executives and sales managers to utilize a number of metrics and analytics to derive numerical scores from which incremental opportunities can be identified within specific customer accounts or an account executive’s entire book of business. This capability provides a solid foundation from which our account executives can expand their customer account penetration and drive incremental revenue and profitability.

We address the needs of our MacMall customers through inbound account executives, who are trained to support the product needs and the order management requirements of the customer. The account executives are managed to efficiently handle inquiries, while managing their ability to process orders rapidly and address customer service issues. The inbound sales force has access to phone-based technical and customer service resources to ensure a 24/7 ability to handle customer needs.

We fulfill the specific needs of our SMB, MME and Public Sector customers through an outbound phone based sales force and, where applicable, a field based sales force. The sales force is trained in our systems, processes and products and is then provided leads of existing and prospective corporate or public sector customers in the United States. Account executives prospect aggressively into their lead pools to enhance relationships with existing customers, re-establish relationships with inactive customers and build relationships with new customers. Our sales staff strives to build long-term relationships with commercial customers through regular phone contact and personalized service. Commercial customers may choose from several purchase or third-party lease options for financing product purchases and we extend credit to certain commercial customers based upon an evaluation of the customer’s financial condition and credit history.

Marketing Activities. We design our marketing programs to attract new customers and to stimulate additional purchases by existing customers. Our marketing programs are tailored for MacMall, SMB, MME and public sector customers. We utilize sophisticated analytic tools designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques. The analytic tools combine optimization techniques with multiple models to more effectively match offers to individuals and businesses in an effort to provide the most profitable results.

Vendor Supported Marketing. We sell advertising space in our catalogs and on our websites, provide vendor supported outbound phone campaigns and develop custom marketing campaigns for manufacturer partners that may include seminars for end users, promotional offers and trade-in and trade-up programs. We also work collaboratively with our manufacturer partners and use manufacturer funding to help offset portions of the costs of marketing promotions, direct mail offers, customer trainings and events and e-marketing or sales incentives which are each based on market opportunity and the manufacturers’ needs. We also develop marketing campaigns designed to maximize product sales and we receive funds from our vendors in the form of volume incentive rebates and other programs.

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

Direct Marketing. We selectively mail catalogs to existing and prospective customers, advertise on the Internet and, to a limited extent, advertise in certain major computer magazines. We obtain the names of prospective customers through selected mailing lists acquired from various sources, including manufacturers, suppliers and computer magazine publishers. We also send direct marketing mailers to selected target audiences to drive sales to new and existing customers.

We create our marketing materials in-house with our own design team and production artists. We believe the in-house preparation of catalogs, advertisements, and promotional materials streamlines the production process, provides greater flexibility and creativity in catalog production and results in significant cost savings over outside production.

Online Marketing. eCommerce marketing programs and capabilities, such as affiliate marketing, search engine optimization, email and search engine marketing, are essential components of our customer acquisition and retention strategy. In 2009, we continued to invest in web merchandising resources and skills and enhanced our eCommerce technology to increase the efficiency of these online marketing vehicles. In 2009, we also continued to shift our advertising expenditures to web marketing. In 2009, we partnered with Lyris to manage our email engine, which we believe resulted in stronger sales from our email marketing. We also engaged the services of Site Wire to enable stronger conversion rates for Search Engine Optimization (SEO) and Search Engine Marketing (SEM) programs. We saw improved customer acquisition results throughout the second half of 2009 in both SEO and SEM.

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

Through frequent mailings of our catalogs and e-mails to our customers, we believe we are able to quickly introduce new products and replace slower selling products with new products. We also use various marketing materials, web training and local events to educate our customers on solutions and more complex technologies and to provide other content to describe technology applications and how they will benefit the customer. Through these materials and activities, we showcase the full breadth of the products and solutions we sell in an effort to provide our customers with a single source for all their technology needs.

The following table sets forth our net sales by major categories as a percentage of total net sales for the periods presented, determined based upon our internal product code classifications.

	Years Ended December 31,
	2009	2008	2007

Software	16.9%	15.9%	15.1%
Notebooks	15.8	16.2	15.9
Desktop	9.4	9.6	10.4
Storage	8.0	6.9	6.1
Networking	7.7	7.3	4.3
Professional services	6.8	5.9	2.4
Manufacturer service and warranty	4.2	3.7	2.5
iPods/MP3	4.1	5.1	9.5
Displays	4.0	4.8	5.3
Servers	3.3	3.8	4.7
Printers	3.2	3.9	4.6
Supplies	3.2	3.0	2.6
Accessories	2.7	2.5	1.8
Input devices	2.2	1.7	1.7
Power	2.1	2.0	1.9
Memory	1.6	1.9	2.3
Consumer electronics	1.5	1.5	1.9
Other (1)	3.3	4.3	7.0
Total	100.0%	100.0%	100.0%

(1)  Other consists primarily of other electronic products, income from miscellaneous items, and other consumer products.

Service Offerings for Commercial and Public Sector Markets

We provide sophisticated information technology services with national reach to help businesses effectively manage and leverage their technology infrastructure. Our services are available to our SMB, MME, and Public Sector customers and span the entire information technology life cycle. These services include:

•                  strategic planning

•                  needs assessment

•                  solution design

•                  product acquisition/e-procurement

•                  project management

•                  installation

•                  post installation support and maintenance

•                  systems refresh and installation/move/add/change

•                  recycling and disposal

Our solutions are focused on serving our customers’ data center, client computing, unified communications, network infrastructure, enterprise security, enterprise server and storage, software licensing and procurement needs. Through the acquisition of DSW in December 2009, we further enhanced our services portfolio and can now offer both hosting and network operating center capabilities.

With over 600 technicians and a national network of third party service providers, we can provide pre-sales assessments and post-sales services efficiently to our customers in our SMB, MME and Public Sector segments. We hold over 3,000 certifications on manufacturers and product solutions which enable our sales and service teams to effectively support these customers. Our technical resources and service teams regularly undergo training to maintain these certifications and authorizations. We are an authorized delivery partner for HP, Apple, Cisco, Microsoft, Sun Microsystems and others. Where we do not have in-house capability, we attempt to utilize our relationships with third party service contactors to deliver the most appropriate solution for our customers.

Purchasing and Inventory

Effective purchasing is a key element of our strategy to provide name brand computer products and related software and peripherals at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. Products manufactured by Apple represented approximately 19%, 20% and 25% of our net sales in 2009, 2008 and 2007. Products manufactured by HP accounted for 19%, 19% and 18% of our net sales in 2009, 2008 and 2007. We are also linked electronically with 15 distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. The benefits of this program include reduced inventory carrying costs, higher order fill rates and improved inventory turns.

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

We attempt to manage our inventory to optimize order fill rate and customer satisfaction, while limiting inventory risk. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, our practice of making large-volume purchases when we deem the terms of such purchases to be attractive and the addition of new manufacturers and products. We have negotiated agreements with many of our vendors that contain price protection provisions intended to reduce our risk of loss due to manufacturer price reductions. We currently have such rights with respect to certain products that we purchase from Apple, HP and certain other vendors; however, rights vary by product line, have conditions and limitations and generally can be terminated or changed at any time.

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

Distribution

We operate a full-service 212,000 square foot distribution center in Memphis, Tennessee, an 84,640 square foot warehouse facility in Columbus, Ohio and a 20,254 square foot warehouse facility in Irvine, California. The Memphis warehouse is our primary distribution center and is strategically located near the FedEx main hub in Memphis, which allows most orders of in-stock products accepted by 10:00 p.m. Eastern Time to be shipped for delivery by 10:30 a.m. the following day via FedEx, if requested by the customer. Upon request, orders may also be shipped at a lower cost using other modes of transportation such as United Parcel Service ground delivery or the United States Postal Service. The Columbus and Irvine warehouses primarily function as custom configuration and distribution centers for our corporate customers. We believe that our existing distribution facilities are adequate for our current and foreseeable future needs.

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

We also have electronic purchasing and drop shipping systems for products that are not in stock at our distribution centers. Fifteen distributors and manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit orders electronically for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received.

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

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We have completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013.  We believe the implementation and upgrade should help us to gain further efficiencies across our organization.

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the second half of 2010.

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

Competition

The business of selling information technology products, solutions and services is highly competitive. We compete with a variety of companies that can be divided into several broad categories:

•             other direct marketers, including CDW, Insight Enterprises and PC Connection;

•             large value added resellers such as CompuCom Systems, Pomeroy IT Solutions and World Wide Technology;

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

The manner in which the products, solutions and services we sell are distributed and sold is continually changing, and new methods of sales and distribution have emerged. Information technology resellers are consolidating operations and acquiring or merging with other resellers to achieve economies of scale and increased efficiency. Our largest manufacturers have sold, and continue to sell, their products directly to customers. To the extent additional manufacturers adopt this selling format or this trend becomes more prevalent, it could adversely affect our sales and profitability. In addition, traditional retailers have entered and may increase their penetration into direct marketing and the SMB market. The current industry reconfiguration and the trend toward consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2009, 2008 and 2007 are summarized in Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

Employees

At December 31, 2009, we had 2,408 full-time and 81 part-time employees, consisting of 1,694 in the United States, 351 in Canada and 444 in the Philippines. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

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

An important element of our business strategy is to increasingly focus on SMB, MME and Public Sector sales. As a result of the ongoing tightness in the credit markets, softness in the housing market, difficulties in the financial services sector, general economic weakness and continuing economic uncertainties, the direction and relative strength of the U.S. economy remains considerably uncertain. These factors could also increase the risk of uncollectible accounts receivable from our customers. During the recent economic downturns in the U.S. and elsewhere, SMB, MME and Public Sector entities generally reduced, often substantially, their rate of information technology spending. Weak economic conditions and consumer confidence has also resulted in a decline in consumer spending on technology and related consumer goods. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could significantly hinder our growth.

Our earnings and growth rate could be adversely affected by continued changes in economic and geopolitical conditions.

We are subject to risks arising from adverse changes in domestic and global economic conditions. If economic growth in the United States and other countries’ economies continues to slow or declines, consumer and business spending rates could be significantly reduced. This could result in reductions in sales of our products, longer sales and payment cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Weak general economic conditions, along with uncertainties in political conditions could adversely impact our revenue, expenses and growth rate. In addition, our revenue, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or geopolitical conditions.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple accounted for approximately 19%, 20% and 25% of our total net sales for 2009, 2008 and 2007, and products manufactured by HP accounted for approximately 19%, 19% and 18% of our total net sales for 2009, 2008 and 2007. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We experience variability in our net sales and net income on a quarterly basis as a result of many factors.  These factors include:

•                  the general economic environment and competitive conditions, such as pricing;

•                  the timing of procurement cycles by our business, government and educational institution customers;

•                  seasonality in consumer spending;

•                  the frequency of our catalog mailings, introduction or discontinuation of new catalogs;

•                  variability in vendor programs;

•                  the introduction of new products or services by us and our competitors;

•                  changes in prices from our suppliers;

•                  promotions;

•                  the loss or consolidation of significant suppliers or customers;

•                  our ability to control costs;

•                  the timing of our capital expenditures;

•                  the condition of our industry in general;

•                  seasonal shifts in demand for computer and electronics products;

•                  industry announcements and market acceptance of new products or upgrades;

•                  deferral of customer orders in anticipation of new product applications;

•                  product enhancements or operating systems;

•                  the relative mix of products sold during the period;

•                  any inability on our part to obtain adequate quantities of products carried in our catalogs;

•                  delays in the release by suppliers of new products and inventory adjustments;

•                  our expenditures on new business ventures and acquisitions;

•                  performance of acquired businesses;

•                  adverse weather conditions that affect response;

•                  distribution or shipping to our customers; and

•                  geopolitical events.

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

An important element of our business strategy is to increasingly focus on SMB, MME and Public Sector sales. In shifting our focus, we face numerous risks and challenges, including competition from a wider range of sources and an increased need to develop strategic relationships. We cannot assure you that our increased focus on SMB, MME and Public Sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business and results of operations. Moreover, contracting with governmental departments and agencies involves additional risks, such as longer payment terms, limited recourse against the government agency in the event of a business dispute, the potential lack of a limitation of our liability for damages from our provision of services to the department or agency, and the potential for changes in statutory or regulatory provisions that negatively affect the profitability of such contracts.

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

Furthermore, we are subject to general business laws and regulations, as well as laws and regulations specifically governing companies that do business over the Internet. These laws and regulations may cover taxation of eCommerce, user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), database protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, data security, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. While we have sought to implement processes, programs and systems in an effort to achieve compliance with existing laws and regulations applicable to our business, many of these laws and regulations are unclear and have yet to be interpreted by courts, or may be subject to conflicting interpretations by courts. Further, no assurances can be given that new laws or regulations will not be enacted or adopted, or that our processes, programs and systems will be sufficient to comply with present or future laws or regulations, which might adversely affect our operations.

Such existing and future laws and regulations may also impede the growth of the Internet or other online services, including our business. Additionally, it is not always clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, data security and personal privacy, among other laws, apply to the Internet and eCommerce. Unfavorable resolution of these issues may expose us to liability and costly changes in our business operations, and could reduce customer demand for our products.

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

Significant negative industry or economic trends, including decreases in our market capitalization, slower growth rates or lack of growth in our business, resulted in write-downs and impairment charges in fiscal 2008. While no such write-downs or charges occurred in fiscal 2009, if such occur in the future it may indicate that additional impairment charges are required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements. In addition, the testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

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

•             changes in the amounts of information technology spending by SMB, MME, Public Sector and MacMall segment customers;

•             economic conditions;

•             changes in the mix of products that we sell; and

•             fluctuations in levels of inventory theft, damage or obsolescence that we incur.

If we fail to accurately predict our inventory risk, our gross margins may decline as a result of required inventory write downs due to lower prices obtained from older or obsolete products.

We derive a significant amount of our gross sales from products sold out of inventory at our distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our distribution facilities. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion (e.g., computer hardware, software and consumer electronics), and because our distribution facilities sometimes stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our gross margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from Apple, HP, Lenovo, and certain other vendors, but these rights vary by product line, are subject to specified conditions and limitations, and can be terminated or changed at any time.

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

There has been significant ongoing weakness in the global economic environment, coupled with disruptions in the capital and credit markets. Continued problems in these areas could have a negative impact on our ability to obtain financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. To the extent we seek additional financing from public or private debt or equity issuances, there can be no assurance that such financing will be available at acceptable terms, if at all. There can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions or continued weakness in the capital and credit markets.

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

We may fail to expand our product, services and solutions categories and offerings, our websites or our processing systems in a cost-effective and timely manner as may be required to efficiently operate our business.

We may be required to expand or change our product, services and solutions categories or offerings, our websites or our processing systems in order to compete in our highly competitive and rapidly changing industry or to efficiently operate our business. Any failure on our part to expand or change the way we do business in a cost-effective and timely manner in response to any such requirements would likely adversely affect our operating results, financial condition and future prospects. Additionally, we cannot assure you that we will be successful in implementing any such changes when and if they are required.

We have generated substantial portions of our revenue in the past from the sale of computer hardware, software and accessories and consumer electronics products. Expansion into new product, service and solutions categories may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new category to realize the expected benefits of that new category. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product, service or solutions categories include our ability to:

•             establish or increase awareness of our new brands and product, service and solutions categories;

•             acquire, attract and retain customers at a reasonable cost;

•             achieve and maintain a critical mass of customers and orders across all of our product categories;

•             attract a sufficient number of new customers to whom any new categories and offerings are targeted;

•             successfully market our new categories or offerings to existing customers;

•             maintain or improve our gross margins and fulfillment costs;

•             attract and retain vendors to provide expanded lines of products, services or solutions to our customers on terms that are acceptable to us; and

•             manage our inventory in new product categories.

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

Business customers who qualify are provided credit terms and while we monitor individual customer payment capability and maintain reserves we believe are adequate to cover exposure for doubtful accounts, we have exposure to credit risk in the event that customers fail to meet their payment obligations. Additionally, to the degree that the ongoing tightness in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to meet their payment obligations to us could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

The security risks of eCommerce may discourage customers from purchasing goods from us.

In order for the eCommerce market to be successful, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our websites and choose not to purchase from our websites. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of Internet usage and eCommerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Any security breach could expose us to risks of loss, litigation and liability and could seriously damage our reputation, disrupt our operations and require the devotion of significant management, financial and other resources to remedy the breach and comply with applicable notice and other legal requirements in connection therewith.

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

Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located near Los Angeles, California in an area that is susceptible to earthquakes and other natural disasters. Our distribution facilities, which are located in Memphis, Tennessee, Irvine, California, and Lewis Center, Ohio, house the product inventory from which a substantial majority of our orders are shipped, and are also in areas that are susceptible to natural disasters and extreme weather conditions such as earthquakes, fire, floods and major storms. Our operations in the Philippines are also in an area that is periodically subject to extreme weather. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and telephone system, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, California periodically experiences power outages as a result of insufficient electricity supplies. These outages may recur in the future and could disrupt our operations. We currently have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur.

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

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the replacement program, which extends through fiscal year 2016, we will be required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. If we do not receive these expected labor credits, or a sufficient portion of them, the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer.

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

In 2005, we opened an office in the Philippines in connection with our cost reduction initiatives, and we may increase these and other offshore operations in the future. Establishing offshore operations may entail considerable expense before we realize cost savings, if any, from these initiatives. Our limited operating history in the Philippines, as well as the risks associated with doing business overseas and international events, could prevent us from realizing the expected benefits from our Philippines operations or any other offshore operations that we establish.

The increasing significance of our foreign operations exposes us to risks that are beyond our control and could affect our ability to operate successfully.

In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our operations to jurisdictions with lower cost structures than that available in the United States The transition of even a portion of our business operations to new facilities in a foreign country involves a number of logistical and technical challenges that could result in operational interruptions, which could reduce our revenues and adversely affect our business. We may encounter complications associated with the set-up, migration and operation of business systems and equipment in a new facility. This could result in disruptions that could damage our reputation and otherwise adversely affect our business and results of operations.

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

Our ability to analyze data derived from our management information (ERP) systems, including our telephone system, to increase product promotions, manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis and to maintain cost-efficient operations, is dependent upon the quality and utilization of the information generated by our management information systems. We regularly upgrade our management information system hardware and software to better meet the information requirements of our users, and believe that to remain competitive, it will be necessary for us to upgrade our management information systems on a regular basis in the future. We currently operate our management information systems using an HP3000 Enterprise System and are in the process of implementing a substantial upgrade to our ERP system. This implementation is complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated across our business. We have created a project plan that we believe provides a reasonable allocation of resources to the project; however, execution of the plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. Furthermore, any divergence from our project plan could affect the timing and/or extent of benefits we expect to achieve from the system and process efficiencies. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system, or in the performance of our legacy systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship and bill for orders in a timely manner. We do not currently have a redundant or back-up telephone system, nor do we have complete redundancy for our management information systems. Any interruption in our management information systems, including those caused by natural disasters, could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price may be volatile.

We believe that certain factors, such as sales of our common stock into the market by existing stockholders, fluctuations in our quarterly operating results, changes in market conditions affecting stocks of computer hardware and software manufacturers and resellers generally and companies in the Internet and eCommerce industries in particular, could cause the market price of our common stock to fluctuate substantially. Other factors that could affect our stock price include, but are not limited to, the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal facilities at December 31, 2009 were as follows:

Description	Sq. Ft.	Location
Distribution Center and Retail Store	212,000	Memphis, TN
SARCOM Headquarters, Sales Office and Warehouse/Distribution Center	115,846	Lewis Center, OH
PC Mall Corporate Headquarters and Sales Office	59,692	Torrance, CA
Irvine Sales Office and Warehouse/Distribution Center	60,072	Irvine, CA
Canadian Office	45,128	Montreal, Quebec
Wisconsin Sales Office	35,503	Menomonee Falls, WI
Chicago Office	28,074	Chicago, Illinois
Philippines Office	25,134	Mandaluyong City, Philippines
Retail Store — Torrance	10,018	Torrance, CA
Retail Store — Santa Monica	9,750	Santa Monica, CA

We lease each of our principal facilities, except for the Santa Monica, California retail store, which we own. Our distribution centers include shipping, receiving, warehousing and administrative spaces. All of our segments, except our MacMall segment, use all the properties described above. Our MacMall segment uses each of the properties described above except for the Lewis Center, Ohio office, the Irvine, California office and the Menomonee Falls, Wisconsin office. In addition to the properties listed above, we lease sales offices in various cities in the U.S.

On January 1, 2010, AF Services, LLC, our wholly-owned subsidiary, entered into a lease agreement for office space in Milwaukee,Wisconsin for a total of 4,887 square feet. This office replaces the Wisconsin Sales Office lease for 35,503 square feet, which ended on January 31, 2010.

On February 23, 2010, AF Services, LLC, our wholly-owned subsidiary, entered into a lease agreement with SARCOM Properties, Inc., renewing a lease which expired on December 31, 2009, for space utilized by PC Mall’s wholly-owned subsidiary, SARCOM, Inc. This new lease agreement is for substantially the same leased space for a total of 121,486 square feet of office and warehouse/distribution space in Lewis Center, Ohio.

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

ITEM 4. RESERVED

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of March 16, 2010 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	43	Chairman of the Board, President and Chief Executive Officer
Brandon H. LaVerne	38	Chief Financial Officer, Treasurer and Chief Accounting Officer
Kristin M. Rogers	51	Executive Vice President — Sales and Marketing
Robert I. Newton	44	Executive Vice President and General Counsel
Daniel J. DeVries	48	Executive Vice President — MacMall
Joseph B. Hayek	37	Executive Vice President, Corporate Development and Investor Relations

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

Kristin M. Rogers joined us in February 2000 and was appointed as our Executive Vice President — Sales in June 2001. Ms. Rogers currently serves as Executive Vice President — Sales and Marketing and is responsible for all of our sales and marketing functions. Prior to joining us, Ms. Rogers held a variety of positions with Merisel, a computer wholesale distributor from 1980 through 1999, most recently as Senior Vice President and General Manager of the U.S. region. In addition, Ms. Rogers spent one year (1997) as Executive Vice President and General Manager of the U.S. region for Micro Warehouse, a direct marketer based in Norwalk, Connecticut. Ms. Rogers received a B.A. degree in Political Science from Bates College in Lewiston, Maine. Ms. Rogers also serves as the President of the HP PC Mall Sales Advisory Council.

Robert I. Newton joined us in June 2004 and currently serves as our Executive Vice President and General Counsel. Mr. Newton was Of Counsel in the corporate practice group of Morrison & Foerster LLP from February 2000 until joining our company. Prior to his employment at Morrison & Foerster LLP, Mr. Newton was a partner in the corporate practice group of McDermott, Will & Emery LLP. Mr. Newton received a B.B.A., with highest honors, and a J.D., with honors, from the University of Texas at Austin.

Daniel J. DeVries has served as our Executive Vice President — Marketing since February 1996 and was our Senior Vice President from October 1994 to that time. Mr. DeVries currently serves as Executive Vice President — MacMall and is responsible for all aspects of our MacMall businesses, including sales and marketing. From April 1993 to October 1994, Mr. DeVries held various sales and marketing positions with our company. From July 1988 to April 1993, Mr. DeVries was a Regional Manager for Sun Computers, a computer retailer. Mr. DeVries attended the University of Michigan.

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

***

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been publicly traded on the Nasdaq Global Market (formerly known as Nasdaq National Market) under the symbol “MALL” since our initial public offering on April 4, 1995. The following table sets forth the range of high and low sales price per share for our common stock for the periods indicated, as reported on the Nasdaq Global Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2009
First Quarter	$4.06	$2.84
Second Quarter	8.58	4.38
Third Quarter	8.98	6.50
Fourth Quarter	8.08	5.04
Year Ended December 31, 2008
First Quarter	$14.07	$6.32
Second Quarter	14.88	9.78
Third Quarter	13.66	6.80
Fourth Quarter	7.20	2.60

As of the close of business on March 11, 2010, there were approximately 34 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the three months ended December 31, 2009 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 to October 31, 2009	8,149	$6.97	8,149	$5,688
November 1, 2009 to November 30, 2009	129,440	6.39	129,440	4,857
December 1, 2009 to December 31, 2009	14,816	6.23	14,816	4,764
Total	152,405	6.41	152,405

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the year ended December 31, 2009, we repurchased a total of 582,779 shares of our common stock under this program for a total cost of $2.6 million. From the inception of the program in October 2008 through December 31, 2009, we had repurchased an aggregate total of 1,324,410 shares of our common stock for a cost of $5.2 million. The repurchased shares are held as treasury stock.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2004. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance. On April 11, 2005, we spun-off to our shareholders all of the shares of common stock of our former subsidiary, eCOST.com, that we had owned. For each share of PC Mall common stock owned, our stockholders received approximately 1.2071 shares of eCOST.com common stock. For purposes of the graph below, it is assumed that each share of eCOST.com common stock received in the distribution was immediately sold for its market value and the proceeds reinvested in additional shares of PC Mall common stock. The value of PC Mall common stock in periods subsequent to the eCOST.com spin-off therefore includes the value of the spin-off shares but not the separate performance of those securities since the date of the spin-off.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PC Mall, Inc., The NASDAQ Composite Index

And The NASDAQ Retail Trade Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	Measurement Period (fiscal years covered)
	12/04	12/05	12/06	12/07	12/08	12/09
PC Mall, Inc.	$100.00	$137.26	$255.61	$225.78	$97.25	$126.59
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Retail Trade	100.00	89.91	83.59	91.82	53.65	93.55

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2006 and 2005 along with the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 presented below were derived from our audited consolidated financial statements which are not included elsewhere herein. The selected consolidated statements of operations data and the selected consolidated balance sheet data reflect our former subsidiary, eCOST.com, which we spun-off in April 2005, as a discontinued operation for 2005.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,138,061	$1,327,974	$1,215,433	$1,005,820	$997,232
Cost of goods sold	985,045	1,148,593	1,067,595	881,902	878,665
Gross profit	153,016	179,381	147,838	123,918	118,567
Selling, general and administrative expenses	145,274	155,494	123,520	111,817	118,555
Special charges (1)	—	4,893	—	1,683	—
Operating profit	7,742	18,994	24,318	10,418	12
Interest expense, net	1,567	3,667	4,031	3,940	3,058
Income (loss) from continuing operations before income taxes	6,175	15,327	20,287	6,478	(3,046)
Income tax expense (benefit)	2,818	5,724	7,844	2,522	(1,114)
Income (loss) from continuing operations	3,357	9,603	12,443	3,956	(1,932)
Loss from discontinued operations, net of taxes	—	—	—	—	(1,781)
Net income (loss)	$3,357	$9,603	$12,443	$3,956	$(3,713)
Basic and Diluted Earnings (Loss) Per Common Share:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.27	$0.72	$0.98	$0.33	$(0.17)
Loss from discontinued operation, net of taxes	—	—	—	—	(0.15)
Net income (loss)	$0.27	$0.72	$0.98	$0.33	$(0.32)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.26	$0.69	$0.90	$0.31	$(0.17)
Loss from discontinued operation, net of taxes	—	—	—	—	(0.15)
Net income (loss)	$0.26	$0.69	$0.90	$0.31	$(0.32)

(1)          2008 includes a $4.1 million goodwill and intangible asset impairment charge and a $0.8 million lawsuit settlement charge. 2006 relates to a lawsuit settlement charge.

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,215	$6,748	$6,623	$5,836	$6,289
Working capital	54,034	50,847	37,264	43,386	35,621
Total assets	301,176	282,385	296,235	203,567	205,242
Short-term debt	1,038	1,038	775	500	500
Line of credit	53,127	29,010	53,893	32,477	53,517
Long-term debt, excluding current portion	3,333	4,337	4,456	1,750	2,250
Total stockholders’ equity	97,755	93,551	84,424	60,824	52,968

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

BUSINESS OVERVIEW

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, field service teams, various direct marketing techniques and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, sarcom.com, abreon.com, onsale.com and clubmac.com and other promotional materials.

PC Mall plays a valuable role in the IT supply chain. While we provide comprehensive solutions for our customers’ technology needs, our business model also provides significant leverage to technology manufacturers and service providers. Through us, technology manufacturers and service providers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support and centralized product fulfillment. Additionally, while our experience and expertise in marketing and eCommerce allows us to efficiently reach and capture customers across these segments, our scale and centralized model allow us to efficiently deploy a one-to-many selling and delivery model.

In the first quarter of 2008, following the completion of our acquisition of Sarcom, Inc. (“SARCOM”) in September 2007, which is discussed more in detail below, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we referred to as SMB, MME, Public Sector and Consumer. Our operating segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

In the fourth quarter of 2009, we changed the name of our Consumer segment to MacMall. The MacMall segment includes sales made under our MacMall and Onsale brand names via telephone and the Internet to consumers, businesses and creative professionals. This was a name change only and does not affect the segment results reported in the current or prior periods.

Our SMB segment consists of sales made primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force.

Our MME segment consists of sales made primarily to mid-market and enterprise-sized businesses under the SARCOM, DSW and Abreon brands, utilizing a field relationship-based selling model, an outbound phone based sales force and a field service organization. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

Our Public Sector segment consists of sales made primarily to federal, state, and local governments, as well as educational institutions, utilizing an outbound phone and field relationship-based selling model as well as contracts and bids business development teams.

We experience variability in our net sales and operating results on a quarterly basis as a result of many factors. We experience some seasonal trends in our sales of technology products, services and solutions to businesses, government and educational institutions and individual customers. For example, the timing of capital budget authorizations for our customers in the small and medium sized business sector and the mid-market and enterprise sector can affect when these companies can procure IT products and services. The fiscal year-ends of Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) sector. We generally see an increase in our second quarter sales related to customers in the SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year. Also, consumer holiday spending contributes to variances in our quarterly results. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

There has been substantial ongoing weakness in the global economic environment, coupled with disruptions in the capital and credit markets. General economic conditions have an effect on our business and results of operations across all of our segments. As a result of the ongoing tightness in the credit markets, softness in the housing market, difficulties in the financial services sector, general economic weakness and continuing economic uncertainties, the direction and relative strength of the U.S. economy has remained considerably uncertain. If economic growth in the U.S. and other countries’ economies continues to be slow or declines, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could significantly hinder our growth. These factors could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition. In response to these developments, we have focused our efforts on cost reduction initiatives, competitive pricing strategies and driving higher margin service and solution sales, while continuing to make selective investments in our sales force personnel, service capabilities and IT infrastructure and tools in an effort to position us for enhanced productivity and future growth.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately19%, 20% and 25% of our net sales in 2009, 2008 and 2007. Products manufactured by HP represented 19%, 19% and 18% of our net sales in 2009, 2008 and 2007.

One element of our business strategy involves expansion through the acquisition of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, or add new business capabilities. While we believe that the fragmented nature of the technology reseller industry and industry consolidation trends may continue to present acquisition opportunities for us, these continued trends may make acquisitions more competitive.

We evaluate acquisition opportunities based on our assessment of several factors, including the perceived value of the opportunity, our available financing sources, and potential synergies of the acquisition target with our business. Our ability to complete acquisitions in the future will depend on our ability to fund such acquisitions with our internally available cash, cash generated from operations, amounts available under our existing credit facilities, additional borrowings or from the issuance of additional securities. As more fully discussed under “Liquidity and Capital Resources” below, certain trends in our operating results may impact our available cash resources and availability under our credit facilities, which in turn may impact our ability to pursue our acquisition strategy.

STRATEGIC DEVELOPMENTS

ERP and Web Infrastructure Upgrade

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We have completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of December 31, 2009, we have received $3.1 million of the Cisco solution. We expect to receive the remainder of the equipment and services in the first half of 2010. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the second half of 2010.

DSW Acquisition

In December 2009, SARCOM, our wholly-owned subsidiary, acquired certain assets of Data Systems Worldwide, Inc. (“DSW”) for a total purchase price of approximately $1.5 million. DSW, a provider of converged Cisco solutions in the western United States, had approximately 20 employees as of December 15, 2009, the majority of which are service or sales personnel. Each of these employees became employees of Sarcom in connection with the acquisition. DSW’s practice areas include managed and professional services and Cisco intelligent networks, facilities, datacenters and security, with a focus on unified communications and connected real estate.

SARCOM Acquisition

In September 2007, we completed the acquisition of SARCOM, a provider of advanced technology solutions, for an initial total purchase price of approximately $55.7 million, including transaction costs. SARCOM, headquartered in Columbus, Ohio, has served the mid-market and enterprise market for over 20 years and currently specializes in providing enterprise hardware and software solutions, procurement solutions and a full range of professional and managed services. The acquisition included the Abreon Group (“Abreon”), a division of SARCOM. Abreon is a high-end consulting and training business focused on providing business reengineering, business consulting and training services to mid-market and enterprise clients. Our acquisition of SARCOM was motivated in part by our desire to enhance our capabilities as a value added direct marketer of advanced technology products, services and solutions, consistent with our commitment to drive growth in our business in part by expanding our share of our customers’ IT spending.

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

Goodwill Impairment

In accordance with ASC 350-20 (formerly Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”), we performed our annual impairment analysis of goodwill and intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets and compared them to their respective carrying values. Based on our analysis, we have determined that no impairment of goodwill existed as of December 31, 2009.  In the prior year, based on our analysis as of December 31, 2008, we determined that approximately $2.7 million of goodwill and purchased intangibles held by our Public Sector segment, related to our acquisition of Government Micro Resources, Inc. in 2006, and approximately $1.4 million of goodwill held by our MacMall segment, related to our acquisition of ClubMac in 2002, representing all of the goodwill held at each of these segments, were impaired. As a result, we recorded a non-cash, pre-tax impairment charge totaling $4.1 million to “Special charges” on our Consolidated Statements of Operations for the year ended December 31, 2008. The $4.1 million impairment charge resulted in a deferred tax benefit of $1.5 million. Subsequent to this charge, the only remaining goodwill and purchased intangibles reside in our MME segment, totaling $29.0 million as of December 31, 2009, which resulted from our 2007 acquisition of SARCOM. See below under “Critical Accounting Policies and Estimates — Goodwill and Intangible Assets” for more information.

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

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in ASC 605 (formerly Staff Accounting Bulletin No. 104, “Revenue Recognition,” issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition”). Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Certain software products and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with ASC 605-45 (formerly Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”). Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the year ended December 31, 2007, we applied the simplified method set out in ASC 718 (which also includes former SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,”

which was issued in March 2005). For options granted during the years ended December 31, 2009 and 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

As of December 31, 2009, we performed our annual impairment analysis of goodwill and intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis, we determined that the estimated fair value of our MME segment exceeded its net carrying value and as such, no impairment of goodwill existed as of December 31, 2009.

For the year ended December 31, 2008, as a result of the global economic downturn and its effect on the results of each of our reporting units and as a result of our 2008 annual impairment analysis, which indicated that there would be no remaining implied value attributable to the goodwill of our Public Sector and MacMall reporting units, we determined that the goodwill and purchased intangible assets related to our Public Sector and the goodwill related to our MacMall segments were impaired. Therefore, we recorded an impairment charge totaling $4.1 million, which represents the entire goodwill and purchased intangible asset amounts related to our Public Sector ($2.7 million) and MacMall ($1.4 million) segments, for the year ended December 31, 2008. The $4.1 million of total impairment charge was included as part of “Special charges” on our Consolidated Statements of Operations for the year ended December 31, 2008.

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

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of December 31, 2009 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of December 31, 2010 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Years Ended December 31,
	2009	2008	2007
Net sales	$1,138,061	$1,327,974	$1,215,433
Cost of goods sold	985,045	1,148,593	1,067,595
Gross profit	153,016	179,381	147,838
Selling, general and administrative expenses	145,274	155,494	123,520
Special charges	—	4,893	—
Operating profit	7,742	18,994	24,318
Interest expense, net	1,567	3,667	4,031
Income before income taxes	6,175	15,327	20,287
Income tax expense	2,818	5,724	7,844
Net income	$3,357	$9,603	$12,443

	As a Percentage of Net Sales For Years Ended December 31,
	2009	2008	2007
Net sales	100%	100%	100%
Cost of goods sold	86.5	86.5	87.8
Gross profit	13.5	13.5	12.2
Selling, general and administrative expenses	12.8	11.7	10.2
Special charges	—	0.4	—
Operating profit	0.7	1.4	2.0
Interest expense, net	0.2	0.3	0.3
Income before income taxes	0.5	1.1	1.7
Income tax expense	0.3	0.4	0.7
Net income	0.2%	0.7%	1.0%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2009	2008	$	%
SMB	$368,846	$486,876	$(118,030)	(24.2)%
MME	382,725	426,101	(43,376)	(10.2)
Public Sector	173,957	161,418	12,539	7.8
MacMall	212,531	253,537	(41,006)	(16.2)
Corporate and Other	2	42	(40)	NMF (1)
Consolidated net sales	$1,138,061	$1,327,974	$(189,913)	(14.3)%

(1)  Not meaningful.

Our consolidated net sales for 2009 were $1,138.1 million, a $189.9 million, or 14%, decrease from consolidated net sales of $1,328.0 million in 2008.

Our SMB segment net sales decreased by $118.1 million, or 24%, to $368.8 million in 2009 from $486.9 million in 2008. The decrease in SMB segment net sales was primarily due to general economic weakness and the resulting softness in IT spending by small and medium sized businesses in North America and a $25.0 million decrease in lower margin volume iPod sales to certain customers.

Our MME segment net sales decreased by $43.4 million, or 10%, to $382.7 million in 2009 from $426.1 million in 2008. The decrease in MME segment net sales was primarily due to a 13% decrease in product revenues, which was due to general economic weakness and the resulting softness in IT spending by customers in the mid-market and enterprise sector in 2009. The decline in product revenues was partially offset by a 1% increase in service revenues in 2009 compared to 2008. Service revenues included an 8% increase in SARCOM branded professional and managed services and an 18% decline in Abreon branded services, which are primarily focused on change management and eLearning consulting. Service revenues represented 23% of MME net sales in 2009 compared to 20% of MME net sales in 2008.

Our Public Sector segment net sales increased by $12.6 million, or 8%, in 2009 to $174.0 million from $161.4 million in 2008. This increase was primarily due to an 18% increase in sales in our SLED business reflecting increased productivity of SLED account executives and a 4% increase in our Federal business.

Our MacMall segment net sales decreased by $41.0 million, or 16%, to $212.5 million in 2009 compared to $253.5 million in 2008. This decrease was primarily due to general economic weakness, increased competition for retail customers, significant pricing pressure for Apple products and a decrease in average selling prices resulting from a decrease in sales of higher priced items in the notebook computer category. We expect to continue to encounter a similarly competitive economic environment in 2010.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2009		2008
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$47,259	12.8%	$60,368	12.4%	$(13,109)	0.4%
MME	65,182	17.0	73,600	17.3	(8,418)	(0.3)
Public Sector	18,300	10.5	16,565	10.3	1,735	0.2
MacMall	22,095	10.4	28,647	11.3	(6,552)	(0.9)
Corporate and Other	180	NMF (1)	201	NMF (1)	(21)	NMF (1)
Consolidated gross profit and gross profit margin	$153,016	13.4%	$179,381	13.5%	$(26,365)	(0.1)%

(1)  Not meaningful.

Consolidated gross profit for 2009 was $153.0 million compared to $179.4 million in 2008, a $26.4 million or 15% decrease. Consolidated gross profit margin was 13.4% in 2009 compared to 13.5% in 2008.

Gross profit for our SMB segment was $47.3 million in 2009 compared to $60.4 million in 2008, a decrease of $13.1 million or 22%. SMB segment gross profit margin increased by 40 basis points to 12.8% in 2009 compared to 12.4% in 2008. The decrease in SMB gross profit was primarily due to the decrease in SMB net sales discussed above. The increase in SMB gross profit margin resulted primarily due to a decline in low margin volume iPod sales discussed above.

Gross profit for our MME segment decreased by $8.4 million, or 11%, to $65.2 million in 2009 compared to $73.6 million 2008, and gross profit margin decreased by 30 basis points to 17.0% in 2009 compared to 17.3% in 2008. The decrease in MME gross profit was primarily due to the decreased MME net sales discussed above. The decrease in gross profit margin was primarily due to a decrease in MME selling margin due to a competitive pricing environment, partially offset by a 36 basis point increase in vendor consideration as a percentage of net sales.

Gross profit for our Public Sector segment increased by $1.7 million, or 10%, to $18.3 million in 2009 compared to $16.6 million in 2008.  Public Sector gross profit margin increased by 20 basis points to 10.5% in 2009 compared to 10.3% in 2008. The increase in our Public Sector gross profit was primarily due to the increase in Public Sector net sales discussed above. The increase in our Public Sector gross profit margin was primarily due to an increase in selling margin related to an improved product mix, partially offset by a decrease of 9 basis points in vendor consideration as a percentage of net sales.

Gross profit for our MacMall segment for 2009 was $22.1 million compared to $28.6 million in 2008, a decrease of $6.5 million or 23%. Gross profit margin for our MacMall segment decreased by 90 basis points to 10.4% in 2009 compared to 11.3% in 2008. The decrease in our MacMall gross profit was primarily due to the decrease in MacMall net sales discussed above. The decrease in our MacMall gross profit margin was primarily due to a very competitive pricing environment and a 33 basis point decrease in vendor consideration as a percentage of net sales. We expect this competitive environment to continue in 2010.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2009		2008
		Operating		Operating
	Operating	Profit	Operating	Profit	Change
	Profit (Loss)	Margin(1)	Profit (Loss)	Margin(1)	$	Margin
SMB	$23,048	6.2%	$29,514	6.1%	$(6,466)	0.1%
MME	18,613	4.9	18,379	4.3	234	0.6
Public Sector	5,847	3.4	2,200	1.4	3,647	2.0
MacMall	3,191	1.5	7,540	3.0	(4,349)	(1.5)
Corporate and Other	(42,957)	(3.8)	(38,639)	(2.9)	(4,318)	(0.9)%
Consolidated operating profit and operating profit margin	$7,742	0.7%	$18,994	1.4%	$(11,252)	(0.7)%

(1)               Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for 2009 decreased by $11.3 million, or 59%, to $7.7 million compared to $19.0 million in 2008. Consolidated operating profit margin for 2009 was 0.7% compared to 1.4% in 2008, a decrease of 70 basis points. Consolidated operating profit and operating profit margin in 2008 were impacted by a $4.1 million goodwill and intangible asset impairment charge and a $0.8 million lawsuit settlement charge.

Operating profit in 2009 for our SMB segment decreased by $6.5 million, or 22%, to $23.0 million compared to $29.5 million in 2008. The decrease was primarily due to the $13.1 million decrease in SMB gross profit discussed above, partially offset by a $5.2 million decrease in SMB personnel costs, a $0.6 million decrease in credit card related fees, a $0.6 million decrease in bad debt expense and a $0.6 million decrease in variable fulfilment costs.

Our MME segment operating profit in 2009 increased by $0.2 million, or 1%, to $18.6 million compared to $18.4 million in 2008. The increase in MME operating profit was primarily due to a $7.7 million decrease in MME personnel costs, which resulted primarily from centralization of resources of $3.7 million to our Corporate & Other segment and a $2.4 million decrease in variable compensation, a $0.5 million decrease in travel and entertainment expenses offset by the $8.4 million decrease in MME gross profit discussed above.

Operating profit in 2009 for our Public Sector segment was $5.8 million compared to $2.2 million in 2008, an increase of $3.6 million, or 166%. The increase in Public Sector segment operating profit in 2009 was primarily due to the $1.7 million increase in Public Sector gross profit discussed above and a $2.7 million goodwill impairment charge in 2008, partially offset by a $0.6 million increase in personnel costs in 2009 primarily in our federal government business.

Operating profit in 2009 for our MacMall segment decreased by $4.3 million, or 58%, to $3.2 million compared to $7.5 million in 2008. The decrease in MacMall segment operating profit was primarily due to the $6.6 million decrease in MacMall segment gross profit discussed above, partially offset by a $1.4 million goodwill impairment charge in 2008, a $0.8 million decrease in credit card related fees and a $0.4 million decrease in advertising expenditures.

Corporate and Other expenses increased by $4.4 million, or 11%, to $43.0 million in 2009 from $38.6 million in 2008. This increase was primarily due to a $3.3 million increase in personnel costs, which includes $3.7 million of centralization of certain resources from our MME segment, partially offset by a $0.4 million decrease in other personnel costs. The increase in Corporate and Other expenses also included a $1.7 million increase in professional service related costs, which includes $1.0 million in legal costs related to defending what we believe is a meritless lawsuit by a competitor in connection with our hiring of two account executives. Corporate and Other expenses in 2008 included a $0.8 million lawsuit settlement in the second quarter of 2008. As a percent of consolidated net sales, Corporate and Other expenses increased by 90 basis points in 2009 to 3.8% compared to 2.9% in 2008, primarily due to the decrease in consolidated net sales discussed above and the centralization of certain resources from our MME segment.

Net Interest Expense. Total net interest expense in 2009 decreased to $1.6 million compared with $3.7 million in 2008. The decrease in interest expense resulted primarily from a decrease in our average effective rate in 2009 compared to 2008 and a decrease in our average total outstanding borrowings in 2009.

Income Tax Expense. We recorded an income tax expense of $2.8 million in 2009 compared to an income tax expense of $5.7 million in 2008. Our effective tax rates for 2009 and 2008 were 46% and 37%. The decrease in income tax expense is primarily attributable to the decrease in pre-tax income. The increase in our effective tax rate was primarily due to the impact of a tax adjustment relating to a dividend from a foreign subsidiary.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2008	2007	$	%
SMB	$486,876	$554,493	$(67,617)	(12.2)%
MME	426,101	238,545	187,556	78.6
Public Sector	161,418	156,970	4,448	2.8
MacMall	253,537	265,511	(11,974)	(4.5)
Corporate and Other	42	(86)	128	NMF (1)
Consolidated net sales	$1,327,974	$1,215,433	$112,541	9.3%

(1) Not meaningful.

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

Our MME segment net sales increased by $187.6 million, or 78%, to $426.1 million in 2008 from $238.5 million in 2007. The increase in MME segment net sales was primarily due to the inclusion of SARCOM results since its acquisition in September 2007, which contributed $169.8 million in increased net sales in 2008 compared to 2007 since the acquisition, and continued growth in our legacy MME business. Excluding the impact of the $169.8 million of increase attributable to SARCOM net sales year-over-year, our MME net sales increased 10% to $189.1 million in 2008 from $171.3 million in 2007.

Our Public Sector segment net sales increased by $4.4 million, or 3%, in 2008 to $161.4 million from $157.0 million in 2007. This increase was primarily due to sales realized under existing contracts in our state and local (“SLED”) business, partially offset by softness in sales to two large customers in our federal government business in the latter part of 2008.

Our MacMall segment net sales decreased by $12.0 million, or 5%, to $253.5 million in 2008 compared to $265.5 million in 2007. We believe this decrease was primarily due to continued softening in consumer spending.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2008		2007
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$60,368	12.4%	$62,760	11.3%	$(2,392)	1.1%
MME	73,600	17.3	36,105	15.1	37,495	2.2
Public Sector	16,565	10.3	15,930	10.1	635	0.2
MacMall	28,647	11.3	32,972	12.4	(4,325)	(1.1)
Corporate and Other	201	NMF (1)	71	NMF (1)	130	NMF (1)
Consolidated gross profit and gross profit margin	$179,381	13.5%	$147,838	12.2%	$31,543	1.3%

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

Gross profit for our MacMall segment for 2008 was $28.6 million compared to $33.0 million in 2007, a decrease of $4.3 million or 13%. Gross profit margin for our MacMall segment decreased by 110 basis points to 11.3% in 2008 compared to 12.4% in 2007. The decrease in our MacMall gross profit was primarily due to the decrease in MacMall net sales discussed above. The decrease in MacMall segment gross profit margin was primarily the result of a proportional increase in sales of lower margin consumer CPUs, increased promotional activities, and aggressive competitive pricing, which was the result of continued softening in consumer spending.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2008		2007
		Operating		Operating
	Operating	Profit	Operating	Profit	Change
	Profit (Loss)	Margin(1)	Profit (Loss)	Margin(1)	$	Margin
SMB	$29,514	6.1%	$34,244	6.2%	$(4,730)	(0.1)%
MME	18,379	4.3	7,382	3.1	10,997	1.2
Public Sector	2,200	1.4	4,681	3.0	(2,481)	(1.6)
MacMall	7,540	3.0	11,560	4.4	(4,020)	(1.4)
Corporate and Other	(38,639)	(2.9)	(33,549)	(2.8)	(5,090)	(0.1)%
Consolidated operating profit and operating profit margin	$18,994	1.4%	$24,318	2.0%	$(5,324)	(0.6)%

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

Operating profit in 2008 for our MacMall segment decreased by $4.0 million, or 35%, to $7.5 million compared to $11.6 million in 2007. The decrease in MacMall segment operating profit was primarily due to the decrease in MacMall segment gross profit discussed above and the $1.4 million goodwill impairment charge, partially offset by a $1.0 million decrease in advertising expenditures, a $0.4 million decrease in personnel costs and a $0.3 million decrease in facility related fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in a new ERP system, eCommerce platform and an upgrade of our current IT infrastructure over the next several years, which are discussed below in “Other Planned Capital Projects,” possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our efforts to focus on SMB, MME and Public Sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current macroeconomic environment and related competitive pricing pressure, which have negatively impacted our operating results, together with tight credit markets, may limit our cash resources that could otherwise be available to fund future strategic opportunities, capital investments or growth beyond our current operating plans.

There has been substantial ongoing weakness in the global economic environment, coupled with disruptions in the capital and credit markets. Continued problems in these areas could have a negative impact on our ability to obtain financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $9.2 million at December 31, 2009 and $6.7 million at December 31, 2008. Our working capital increased by $3.2 million to $54.0 million at December 31, 2009 from working capital of $50.8 million at December 31, 2008.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that any repurchases of our common stock under this program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the year ended December 31, 2009, we had repurchased a total of 582,779 shares of our common stock under this program for a cost of $2.6 million. From the inception of the program in October 2008 through December 31, 2009, we had repurchased an aggregate total of 1,324,410 shares of our common stock for a cost of $5.2 million. The repurchased shares are held as treasury stock.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of December 31, 2009, we had an accrued receivable of $6.5 million related to the 2008 and 2009 calendar years and we expect to receive full payment under our labor credit claims.

Cash Flows from Operating Activities. Net cash used in operating activities was $9.0 million in 2009 compared to net cash provided by operating activities of $28.2 million in 2008 and $29.8 million in 2007. The $9.0 million of net cash used in operating activities in 2009 resulted primarily from the $12.9 million increase in accounts receivable which resulted from higher sales on account, partially offset by the $3.4 million of income from our operations. The $28.2 million of net cash provided by operating activities in 2008 resulted primarily from the $11.5 million decrease in accounts receivable which resulted from lower sales on account and the $9.6 million of income from our operations partially offset by a $4.0 million increase in inventory. The $29.8 million of net cash provided by operating activities in 2007 resulted primarily from the $31.7 million increase in accounts payable, which was due to timing of our vendor payables and the $12.4 million of income from our operations partially offset by a $12.8 million increase in accounts receivable, which was primarily due to increased receivables from our government customers.

Cash Flows from Investing Activities. Net cash used in investing activities during the years ended December 31, 2009, 2008 and 2007 was $9.3 million, $3.2 million and $50.3 million. The $9.3 million of net cash used in investing activities in 2009 was primarily related to investment in our IT infrastructure, including ERP, security and telecommunications upgrades and the acquisition of certain assets of DSW. The $3.2 million of net cash used in investing activities in 2008 was primarily due to the creation of enhanced electronic tools for our account executives and sales support staff, the continued expansion of our Philippines offices, leasehold improvements and capitalized labor relating to internally developed software. The $50.3 million of net cash used in investing activities in 2007 resulted from the $47.7 million related to the acquisition of SARCOM in September 2007 and the $2.6 million of capital expenditures relating to the creation of enhanced electronic tools for our account executives and sales support staff and the continued expansion of our Philippines offices.

Cash Flows from Financing Activities. Net cash provided by financing activities was $19.8 million in 2009 compared to net cash used in financing activities of $25.2 million in 2008 and net cash provided by financing activities of $20.5 million in 2007. The $19.8 million of net cash provided by financing activities in 2009 was primarily due to a $24.1 million increase in our outstanding balance on our line of credit, partially offset by repurchases of our common shares totaling $2.6 million, a $1.1 million decrease in book overdraft and $1.0 million of net payment on our notes payable. The $25.2 million of net cash used in financing activities in 2008 was primarily due to the $24.9 million repayment on our line of credit and a $2.6 million repurchase of our common shares into treasury stock, partially offset by a $2.4 million increase in book overdraft. The $20.5 million of net cash provided by financing activities in 2007 was primarily due to financing required to fund the cash portion of the purchase price of SARCOM in the amount of approximately $48.2 million, which net of payments made on the outstanding balance of our line of credit resulted in a net increase of $21.4 million on our line of credit, an increase in our note payable of $3.0 million partially offset by a decrease in book overdraft of $7.2 million which was due to timing of our outstanding payments to vendors relative to the prior year.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At December 31, 2009, we had $53.1 million of net working capital advances outstanding under the line of credit. At December 31, 2009, the maximum credit line was $130 million and we had $52.8 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at December 31, 2009. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

Our existing credit facility contains terms that are more favorable to us than terms that we believe would otherwise be available to us in the current credit market environment. We have been informed by the administrative agent for the facility that any amendment, modification, waiver, consent or other change we may seek with regard to our facility, including a consent to pursue an acquisition, will result in the renegotiation of the terms of the facility and would likely include terms less favorable to us, such as stricter financial covenants (such as covenants requiring us to maintain minimum levels of excess borrowing capacity or be subject to minimum fixed charge coverage ratios) and less favorable interest rates. These limitations could adversely affect our ability to make certain strategic investments or pursue certain acquisitions and other strategic transactions. Additionally, if market conditions have not improved by the time our current credit facility expires in March 2011, we expect that any new facility, to the extent available to us at such time, would be on terms less favorable to us than our existing credit facility.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender.  At December 31, 2009, we had $3.7 million outstanding under the amended term note, which is included in “Notes payable — current” and “Notes payable and other long-term liabilities” on our Consolidated Balance Sheets. The remaining balance under our term note matures as follows: $775,000 annually in each of the years 2010 through 2013 and $581,250 thereafter.

At December 31, 2009, our effective weighted average annual interest rate on outstanding amounts under our credit facility and term note was 1.82%.

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of our ERP systems, including additional enhancements and features.  We have completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization.  To date, we have incurred approximately $4.1 million of external costs, and approximately $1.0 million of internal capitalized labor costs related to the implementation of the ERP systems.  In addition, based on our estimates, which are subject to change, we expect to incur approximately $5.2 million of additional external costs related to the implementation of the ERP systems.  We also expect to incur material additional internal capitalized labor costs related to the ERP systems in the future. As of December 31, 2009, $0.3 million and $0.4 million were included in “Notes payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2009 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations
Long-term debt obligation (a) (Note 7)	$4,371	$996	$2,018	$1,357	$—
Purchase obligations (b) (Note 9)	8,246	6,376	1,870	—	—
Operating lease obligations (Note 9)	16,972	5,402	6,858	3,057	1,655
Capital lease obligations (Note 9)	2,814	620	1,242	952	—
Total contractual obligations	$32,403	$13,394	$11,988	$5,366	$1,655

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Other commercial commitment
Line of credit (a) (Note 7)	$53,127	$53,127	$—	$—	$—

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

Other Planned Capital Projects

ERP and Web Infrastructure Upgrade

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We have completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of December 31, 2009, we have received $3.1 million of the Cisco solution. We expect to receive the remainder of the equipment and services in the first half of 2010. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the second half of 2010.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 9 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

For a discussion of related-party transactions, see Part II, Item 8, Note 15 of the Notes to the Consolidated Financial Statements of this report.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Contain Software Elements (Topic 985) — a consensus of the FASB Emerging Issues Task Force.” ASU 2009-14 amends the scope of software revenue guidance in ASC Subtopic 985-605, “Software-Revenue Recognition,” to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. In October 2009, FASB also issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements (Topic 605) — a consensus of the FASB EITF.” ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating arrangement consideration to all deliverables at the inception of the arrangement. ASU 2009-13 specifies that the best estimate of a selling price is consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. We believe that the adoption of ASU 2009-14 and ASU 2009-13 will not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855-10-05 (formerly SFAS No. 165, “Subsequent Events”) which establishes accounting and disclosure requirements for subsequent events. ASC 855-10-05 sets forth the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in our financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events or transactions. ASC 855-10-05 is effective for interim or annual financial periods ending after June 15, 2009, and as such, we adopted ASC 855-10-05 prospectively beginning in our quarterly period ended June 30, 2009. In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendment in the ASU was effective for the Company upon issuance (February 24, 2010). We have evaluated subsequent events through the filing date of this report pursuant to ASC 855-10-05.

In April 2008, the FASB issued ASC 350-30 (formerly FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets”). ASC 350-30 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 350-30 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. We adopted ASC 350-30 on January 1, 2009 and it did not have a significant impact on our consolidated financial statements.

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

***

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At December 31, 2009, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2009. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2009, we had $53.1 million outstanding under our line of credit and $3.7 million outstanding under our note payable. As of December 31, 2009, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.6 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of December 31, 2009, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PC Mall, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements, financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 16, 2010

PC MALL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	At December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,215	$6,748
Accounts receivable, net of allowances of $2,740 and $4,241	161,468	148,547
Inventories, net	68,564	67,845
Prepaid expenses and other current assets	9,290	7,328
Deferred income taxes	3,297	4,820
Total current assets	251,834	235,288
Property and equipment, net	17,091	11,839
Deferred income taxes	1,538	4,173
Goodwill	19,291	18,781
Intangible assets, net	10,354	11,260
Other assets	1,068	1,044
Total assets	$301,176	$282,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,773	$110,669
Accrued expenses and other current liabilities	25,148	29,262
Deferred revenue	9,714	14,462
Line of credit	53,127	29,010
Note payable — current	1,038	1,038
Total current liabilities	197,800	184,441
Note payable and other long-term liabilities	5,621	4,393
Total liabilities	203,421	188,834
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,031,740 and 13,839,609 shares issued; and 12,290,652 and 12,681,300 shares outstanding, respectively	14	14
Additional paid-in capital	102,361	99,732
Treasury stock, at cost: 1,741,088 and 1,158,309 shares	(6,254)	(3,623)
Accumulated other comprehensive income	2,111	1,262
Accumulated deficit	(477)	(3,834)
Total stockholders’ equity	97,755	93,551
Total liabilities and stockholders’ equity	$301,176	$282,385

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Net sales	$1,138,061	$1,327,974	$1,215,433
Cost of goods sold	985,045	1,148,593	1,067,595
Gross profit	153,016	179,381	147,838
Selling, general and administrative expenses	145,274	155,494	123,520
Special charges	—	4,893	—
Operating profit	7,742	18,994	24,318
Interest expense, net	1,567	3,667	4,031
Income before income taxes	6,175	15,327	20,287
Income tax expense	2,818	5,724	7,844
Net income	$3,357	$9,603	$12,443
Basic and Diluted Earnings Per Common Share
Basic	$0.27	$0.72	$0.98
Diluted	0.26	0.69	0.90
Weighted average number of common shares outstanding:
Basic	12,373	13,268	12,667
Diluted	12,675	13,861	13,767

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated
	Outstanding	Amount	Capital	Stock	Income (Loss)	Deficit	Total
Balance at December 31, 2006	12,354	$13	$87,465	$(1,015)	$241	$(25,880)	$60,824
Stock option exercises, including related income tax benefit	394	1	2,864	—	—	—	2,865
Stock-based compensation expense	—	—	1,353	—	—	—	1,353
SARCOM acquisition	512	—	6,187	—	—	—	6,187
Subtotal	—	—	—	—	—	—	71,229
Net income	—	—	—	—	—	12,443	12,443
Translation adjustments, net of taxes	—	—	—	—	752	—	752
Comprehensive income	—	—	—	—	—	—	13,195
Balance at December 31, 2007	13,260	14	97,869	(1,015)	993	(13,437)	84,424
Stock option and warrant exercises, including related income tax benefit	142	—	354	—	—	—	354
Restricted stock awards	21	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,509	—	—	—	1,509
Purchases of common stock under a stock repurchase program	(742)	—	—	(2,608)	—	—	(2,608)
Subtotal	—	—	—	—	—	—	83,679
Net income	—	—	—	—	—	9,603	9,603
Translation adjustments, net of taxes	—	—	—	—	269	—	269
Comprehensive income	—	—	—	—	—	—	9,872
Balance at December 31, 2008	12,681	14	99,732	(3,623)	1,262	(3,834)	93,551
Stock option and warrant exercises, including related income tax benefit	193	—	945	—	—	—	945
Stock-based compensation expense	—	—	1,684	—	—	—	1,684
Purchases of common stock under a stock repurchase program	(583)	—	—	(2,631)	—	—	(2,631)
Subtotal	—	—	—	—	—	—	93,549
Net income	—	—	—	—	—	3,357	3,357
Translation adjustments, net of taxes	—	—	—	—	849	—	849
Comprehensive income	—	—	—	—	—	—	4,206
Balance at December 31, 2009	12,291	$14	$102,361	$(6,254)	$2,111	$(477)	$97,755

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income	$3,357	$9,603	$12,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,597	5,606	4,357
Goodwill and intangible assets impairment charge	—	4,103	—
Provision for deferred income taxes	4,273	1,698	1,960
Net tax benefit (expense) related to stock option exercises	309	(74)	1,833
Excess tax benefit related to stock option exercises	(289)	(487)	(2,663)
Non-cash stock-based compensation	1,684	1,509	1,353
Loss (gain) on sale of fixed assets	22	(1)	57
Change in operating assets and liabilities:
Accounts receivable	(12,921)	11,513	(12,783)
Inventories	(719)	(4,028)	(8,832)
Prepaid expenses and other current assets	(1,942)	1,905	132
Other assets	(24)	410	(189)
Accounts payable	(779)	(2,858)	31,656
Accrued expenses and other current liabilities	(2,672)	(2,578)	2,249
Deferred revenue	(4,858)	1,899	(1,739)
Total adjustments	(12,319)	18,617	17,391
Net cash provided by (used in) operating activities	(8,962)	28,220	29,834
Cash Flows From Investing Activities
Purchases of property and equipment	(8,240)	(3,153)	(2,619)
Acquisition of SARCOM	—	—	(47,650)
Acquisition of DSW	(1,020)	—	—
Proceeds from sale of fixed assets	—	2	—
Net cash used in investing activities	(9,260)	(3,151)	(50,269)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	24,117	(24,883)	21,416
Change in book overdraft	(1,117)	2,367	(7,194)
Net borrowings (payments) under note payable	(1,004)	(775)	2,981
Payments for deferred financing costs	—	(75)	(275)
Payments of obligations under capital lease	(450)	(154)	(153)
Proceeds from stock issued under stock option plans	636	428	1,032
Excess tax benefit related to stock option exercises	289	487	2,663
Common shares repurchased and held in treasury	(2,631)	(2,608)	—
Net cash provided by (used in) financing activities	19,840	(25,213)	20,470
Effect of foreign currency on cash flow	849	269	752
Net change in cash and cash equivalents	2,467	125	787
Cash and cash equivalents at beginning of the period	6,748	6,623	5,836
Cash and cash equivalents at end of the period	$9,215	$6,748	$6,623
Supplemental Cash Flow Information
Interest paid	$1,516	$3,745	$3,897
Income taxes paid	2,446	2,945	3,146
Supplemental Non-Cash Investing and Financing Activities (Notes 4 and 7)
Purchase of infrastructure system	$1,105	$2,741	$—
Seller financed purchase of ERP system	—	919	—
Goodwill related to acquisitions	—	374	389
SARCOM and DSW acquisitions related:
Fair value of assets acquired	$1,510	$—	$73,821
Cash paid	(1,020)	—	(48,220)
Value of common stock issued (including redeemable common stock)	—	—	(6,188)
Liabilities assumed	$490	$—	$19,413

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, field service teams, various direct marketing techniques and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, sarcom.com, abreon.com, onsale.com and clubmac.com and other promotional materials.

In the first quarter of 2008, following the completion of our acquisition of SARCOM, Inc. (“SARCOM”) in September 2007, which is discussed in detail below, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we now refer to as SMB, MME, Public Sector and MacMall. Our operating segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

In the fourth quarter of 2009, we changed the name of our Consumer segment to MacMall. The MacMall segment includes sales made under our MacMall and Onsale brand names via telephone and the Internet to consumers, businesses and creative professionals. This was a name change only and does not affect the segment results reported in the current or prior periods.

Our SMB segment consists of sales made primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force.

Our MME segment consists of sales made primarily to mid-market and enterprise-sized businesses under the SARCOM, DSW and Abreon brands, utilizing a field relationship-based selling model, an outbound phone based sales force and a field service organization. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

Our Public Sector segment consists of sales made primarily to federal, state, and local governments, as well as educational institutions, utilizing an outbound phone and field relationship-based selling model as well as contracts and bids business development teams.

2. Basis of Presentation and Summary of Significant Accounting Policies

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

Revenue Recognition

We adhere to the revised guidelines and principles of sales recognition described in ASC 605 (formerly Staff Accounting Bulletin No. 104, “Revenue Recognition,” issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition”). Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

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

Cost of Goods Sold

Cost of goods sold includes product costs, outbound and inbound shipping costs and costs of delivered services, offset by certain market development funds and other consideration from vendors included in our catalogs, as described in “Advertising Costs and Vendor Consideration” below.

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. Our cash management programs result in utilizing available cash to pay down our line of credit. Checks issued but not presented for payment to the bank totaling $4.1 million and $5.2 million as of December 31, 2009 and 2008 were included in “Accounts payable” in our Consolidated Balance Sheets.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of our accounts receivable (in thousands):

	December 31,
	2009	2008
Trade receivables	$138,450	$127,514
Vendor receivables	23,499	22,632
Other receivables	2,259	2,642
Total gross accounts receivable	164,208	152,788
Less: Allowance for doubtful accounts receivable	(2,740)	(4,241)
Accounts receivable, net	$161,468	$148,547

For the years ended December 31, 2009 and 2008, “Vendor receivables” presented above included $12.4 million and $10.9 million, respectively, of unbilled receivables relating to vendor consideration, which are described below under “Advertising Costs and Vendor Consideration.”

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. No customer accounted for more than 10% of trade accounts receivable at December 31, 2009 and 2008.We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We have historically incurred credit losses within management’s expectations. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. We had reserves of $1.6 million and $1.7 million as of December 31, 2009 and 2008, reflecting lower of cost or market pricing and allowance for potential excess and obsolete inventory. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. As such, inventories include goods-in-transit to customers at December 31, 2009 and 2008.

Advertising Costs and Vendor Consideration

We account for advertising costs in accordance with ASC 340-20 (formerly Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs”). We produce and circulate direct response catalogs at various dates throughout the year. The costs of developing, producing and circulating each direct response catalog are deferred and amortized to advertising expense based on the life of the catalog, which is approximately eight weeks. Other non-catalog advertising expenditures are expensed in the period incurred. Total net advertising expenditures, which are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $8.5 million in 2009, compared to $8.9 million in 2008 and $9.8 million in 2007. Deferred advertising costs, which are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets, were $0.3 million at December 31, 2009 and $0.4 million at December 31, 2008.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as noted below. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. We also capitalize computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with ASC 350-40 (formerly SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”).

Autos	3 – 5 years
Computers, software, machinery and equipment	1 – 7 years
Leasehold improvements	1 – 10 years
Furniture and fixtures	3 – 15 years
Building and improvements	5 – 31 years

We had $2.5 million and $2.0 million of unamortized internally developed software at December 31, 2009 and 2008.

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

As of December 31, 2009, we performed our annual impairment analysis of goodwill and intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis, we determined that the estimated fair value of our MME segment exceeded its net carrying value and as such, no impairment of goodwill existed as of December 31, 2009.

For the year ended December 31, 2008, as a result of the global economic downturn and its effect on the results of each of our reporting units and as a result of our 2008 annual impairment analysis, which indicated that there would be no remaining implied value attributable to the goodwill of our Public Sector and MacMall reporting units, we determined that the goodwill and purchased intangible assets related to our Public Sector and the goodwill related to our MacMall segments were impaired. Therefore, we recorded an impairment charge totaling $4.1 million, which represents the entire goodwill and purchased intangible asset amounts related to our Public Sector ($2.7 million) and MacMall ($1.4 million) segments, for the year ended December 31, 2008. The $4.1 million of total impairment charge was included as part of “Special charges” on our Consolidated Statements of Operations for the year ended December 31, 2008.

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

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of December 31, 2009 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of December 31, 2010 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Income Taxes

We account for income taxes under the liability method as prescribed in accordance with ASC 740 (formerly SFAS No. 109, “Accounting for Income Taxes”). Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax basis and financial reporting amounts of existing assets and liabilities. We make certain estimates and judgments in determining income tax provisions and benefits, in assessing the likelihood of recovering our deferred tax assets and in evaluating our tax positions. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized. See Note 8 for more detailed information.

We account for uncertainty in income taxes recognized in financial statements in accordance with ASC 740 (formerly FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,”) which we adopted on January 1, 2007. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. Under ASC 740, we recognize penalties and interest accrued related to unrecognized tax benefits, if any, as part of “Income tax expense (benefit)” in our Consolidated Statements of Operations.

Sales Taxes

We present sales tax we collect from our customers on a net basis (excluded from our revenues), a presentation which is prescribed as one of two methods available under ASC 605-45-50-3 (formerly EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”).

Stock-Based Compensation

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the year ended December 31, 2007, we applied the simplified method set out in ASC 718 (which also includes former SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005). For options granted during the years ended December 31, 2009 and 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Foreign Currency Translation

The local currency of our foreign operations is their functional currency. The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with ASC 830-30 (formerly SFAS No. 52, “Foreign Currency Translation”). Accordingly, the assets and liabilities of our Canadian and Philippine subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. All transaction gains or losses are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations. These gains or losses were not material in any of the years presented in our consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued ASC 855-10-05 (formerly SFAS No. 165, “Subsequent Events”) which establishes accounting and disclosure requirements for subsequent events. ASC 855-10-05 sets forth the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in our financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events or transactions. ASC 855-10-05 is effective for interim or annual financial periods ending after June 15, 2009, and as such, we adopted ASC 855-10-05 prospectively beginning in our quarterly period ended June 30, 2009. In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendment in the ASU was effective upon issuance (February 24, 2010). We have evaluated subsequent events pursuant to ASC 855-10-05.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Contain Software Elements (Topic 985) — a consensus of the FASB Emerging Issues Task Force.” ASU 2009-14 amends the scope of software revenue guidance in ASC Subtopic 985-605, “Software-Revenue Recognition,” to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. In October 2009, FASB also issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements (Topic 605) — a consensus of the FASB EITF.” ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating arrangement consideration to all deliverables at the inception of the arrangement. ASU 2009-13 specifies that the best estimate of a selling price is consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. We believe that the adoption of ASU 2009-14 and ASU 2009-13 will not have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued ASC 350-30 (formerly FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets”). ASC 350-30 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 350-30 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. We adopted ASC 350-30 on January 1, 2009 and it did not have a significant impact on our consolidated financial statements.

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

On August 21, 2009, July 31, 2008 and on August 31, 2007, our Compensation Committee approved and granted, under our 1994 Plan, the award of 7,500 shares, 4,000 shares and 3,000 shares, respectively, of restricted stock to each of our non-employee members of the board for a total award of 22,500 shares, 12,000 shares and 9,000 shares of restricted stock in the years ended December 31, 2009, 2008 and 2007. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. In accordance with ASC 718 (formerly SFAS 123R), we valued the restricted stock award at fair value as of the grant date and we recognize compensation expense on a straight-line basis over the vesting period.

As of December 31, 2009, a total of 1,141,690 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2009 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.

On February 26, 2010, our Compensation Committee approved and granted, under our 1994 Plan, options to purchase a total of 561,000 shares of our common stock to certain of our employees. See Note 16 for more information.

Stock-Based Compensation

For the years ended December 31, 2009, 2008 and 2007, we recognized stock-based compensation expense of $1.7 million, $1.5 million and $1.4 million in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, and related deferred income tax benefits of $0.8 million, $0.6 million and $0.5 million.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2009, 2008 and 2007 pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding the expected term for options granted during the year ended December 31, 2007, we applied the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005. For the options granted during the years ended December 31, 2009 and 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options, which we determined to be six years for grants made during the year ended December 31, 2009, 2008 and 2007, respectively. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2009	2008
Risk free interest rate	2.71%	2.93%
Expected volatility	77%	70%
Expected term (in years)	6	6
Expected dividend yield	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2009 and stock options outstanding and exercisable at December 31, 2009 for the above plans:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	2,490,090	$5.66
Granted	419,035	7.03
Exercised	(192,131)	3.03
Forfeited	(6,743)	6.89
Expired/cancelled	(22,533)	3.61
Outstanding at December 31, 2009	2,687,718	$5.68	6.83	$2,120
Exercisable at December 31, 2009	1,592,150	$5.42	5.46	$1,579

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2009, which was $5.22.

	Years Ended December 31,
	2009	2008	2007
Weighted average grant-date fair value of options granted during the period	$4.87	$3.76	$7.07
Total intrinsic value of options exercised during the period (in thousands)	805	1,030	4,462
Total fair value of shares vested during the period (in thousands)	1,603	1,399	1,325

Restricted Stock

The following table summarizes our restricted stock activity during the year ended December 31, 2009 for the above plans:

	Number	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2008	9,000	$8.92
Granted	22,500	7.99
Vested	(14,625)	8.56
Forfeited	—	—
Non-vested at December 31, 2009	16,875	7.99

The grant date fair values of restricted stock awards which vested during 2009, 2008 and 2007 were $125,224, $109,583 and $27,608.

As of December 31, 2009, there was $3.7 million of unrecognized compensation cost related to unvested outstanding stock options and restricted stock. We expect to recognize these costs over a weighted average period of 2.6 years.

4. Acquisitions

DSW

In December 2009, SARCOM, our wholly-owned subsidiary, acquired certain assets of Data Systems Worldwide, Inc. (“DSW”) for a total purchase price of approximately $1.5 million. DSW, a provider of converged Cisco solutions in the western United States, had approximately 20 employees as of December 15, 2009, the majority of which are service or sales personnel and each of these employees became employees of SARCOM. DSW’s practice areas include managed and professional services and Cisco intelligent networks, facilities, datacenters and security, with a focus on unified communications and connected real estate. The assets SARCOM recorded as a result of this purchase, based on a preliminary purchase price allocation, include certain fixed assets, customer relations, covenants not to compete and goodwill.

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

In determining the purchase price for accounting purposes, we measured the fair value of the shares issued in accordance with ASC 805 (formerly EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). We used an average closing price of our common stock over the four days prior to the close of the SARCOM acquisition, resulting in a total fair value of approximately $6.2 million for the 511,503 shares of common stock ultimately issued.

Subsequent to our initial recording of the preliminary purchase price allocation, we refined our preliminary purchase price allocation relating to the SARCOM acquisition. As a result, we have adjusted our preliminary purchase price allocation to increase the amount allocated to long-term deferred tax assets by approximately $3.3 million to reflect acquired net operating losses in the SARCOM acquisition which begin to expire in 2023, increase various intangible assets by approximately $1.1 million, decrease goodwill by approximately $4.2 million, increase accounts payable by $0.4 million and increase cash by $0.2 million. As a result, the adjusted total purchase price for accounting purposes, which includes the valuation of the net stock payment under ASC 805, was $54.4 million.

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

We recorded approximately $1.5 million of amortization expense during each of the years ended December 31, 2009 and 2008 related to the intangible assets arising from customer relationships and non-compete agreements acquired in the SARCOM transaction.

The following table sets forth our results of operations on a pro forma basis as though the SARCOM acquisition had been completed as of the beginning of the periods presented (in thousands, except per share amounts):

Year Ended December 31,
2007
Net sales	$1,398,002
Operating profit	26,164
Net income	11,209
Basic and Diluted Earnings Per Common Share
Basic	$0.86
Diluted	0.79
Weighted average number of common shares outstanding:
Basic	13,029
Diluted	14,129

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2009	2008
Computers, software, machinery and equipment	$40,134	$35,423
Leasehold improvements	5,450	5,191
Furniture and fixtures	3,027	3,772
Building and improvements	1,725	1,725
Land	912	912
Software development and other equipment in progress	5,493	4,417
Subtotal	56,741	51,440
Less: Accumulated depreciation and amortization	(39,650)	(39,601)
Property and equipment, net	$17,091	$11,839

Depreciation and amortization expense for property and equipment for the years ended December 31, 2009, 2008 and 2007 totaled $4.0 million, $3.9 million and $3.6 million. Depreciation and amortization expense for 2009 and 2008 includes amortization of assets under capital leases.

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

	SMB	MME	Public Sector	MacMall	Corporate & Other	Consolidated
Balance at December 31, 2008	$—	$18,781	$—	$—	$—	$18,781
Acquisition of DSW	—	510	—	—	—	510
Balance at December 31, 2009	$—	$19,291	$—	$—	$—	$19,291

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At December 31, 2009				At December 31, 2008
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	7	$5,878	(1)	$557	$5,321	$5,878	(1)	$535	$5,343
Customer relationships	5	8,104		3,662	4,442	7,854		2,301	5,553
Non-compete agreements	5	918		327	591	588		224	364
Other	5	32		32	—	32		32	—
Total intangible assets		$14,932		$4,578	$10,354	$14,352		$3,092	$11,260

(1)       Included in the total amount for “Patent, trademarks, & URLs” in 2009 and 2008 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was $1.5 million, $1.7 million and $0.8 million in each of the years ended December 31, 2009, 2008 and 2007.

Estimated amortization expense for intangible assets in each of the next five years and thereafter, as applicable, is as follows: $1.7 million in 2010; $1.7 million in 2011; $1.4 million in 2012; and $0.4 million in 2013.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At December 31, 2009, we had $53.1 million of net working capital advances outstanding under the line of credit. At December 31, 2009, the maximum credit line was $130 million and we had $52.8 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at December 31, 2009. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At December 31, 2009, we had $3.7 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $775,000 annually in each of the years 2010 through 2013 and $581,250 thereafter.

At December 31, 2009, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.82%.

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of our ERP systems, including additional enhancements and features.  We have completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization.  To date, we have incurred approximately $4.1 million of external costs, and approximately $1.0 million of internal capitalized labor costs related to the implementation of the ERP systems.  In addition, based on our estimates, which are subject to change, we expect to incur approximately $5.2 million of additional external costs related to the implementation of the ERP systems.  We also expect to incur material additional internal capitalized labor costs related to the ERP systems in the future. As of December 31, 2009, $0.3 million and $0.4 million were included in “Notes payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

8. Income Taxes

Our income tax expense consisted of the following for the years ended December 31 (in thousands):

	2009	2008	2007
Current
Federal	$(1,701)	$3,290	$4,622
State	246	736	1,069
Total — Current	(1,455)	4,026	5,691
Deferred
Federal	3,998	1,633	1,984
State	146	32	145
Foreign	129	33	24
Total — Deferred	4,273	1,698	2,153
Total income tax expense	$2,818	$5,724	$7,844

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	2009	2008	2007
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.6	3.1	5.0
Income from foreign subsidiary	5.6	—	—
Non-deductible business expenses	3.0	2.0	0.8
Other	(0.6)	(1.8)	(1.1)
Total	45.6%	37.3%	38.7%

The significant components of deferred tax assets were as follows at December 31 (in thousands):

	2009	2008
Accounts receivable	$1,080	$1,618
Inventories	182	1,020
Property and equipment	(603)	1,546
Amortization	(2,199)	(1,787)
Accrued expenses and reserves	2,012	2,006
Tax credits and loss carryforwards	4,505	4,593
Other	23	176
Subtotal	5,000	9,172
Valuation allowance	(165)	(179)
Total	$4,835	$8,993

As of December 31, 2009 and 2008, we had a valuation allowance of $0.2 million relating to certain state net operating loss carryforwards for which we believe it is more likely than not that the related deferred tax assets will not be realized.

We had deferred tax liabilities of $1.3 million and $1.1 million at December 31, 2009 and 2008, respectively, relating to a Canadian employment tax subsidy, which were included as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets.

The exercise of stock options and warrants in 2009 and 2008 resulted in tax benefit of $0.3 million and $0.5 million, respectively, that have been reflected as a reduction of taxes payable and an increase to additional paid-in capital.

At December 31, 2009, we had state net operating loss carryforwards of $22.1 million, which begin to expire at the end of 2012, and federal net operating loss carryforwards of $10.3 million, which begin to expire at the end of 2023. All of the federal net operating loss carryforwards and $2.8 million of the state net operating loss carryforwards relate to pre-acquisition losses from an acquired subsidiary and, accordingly, they are subject to annual limitations as to their use under the provisions of IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited.

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

Accounting for Uncertainty in Income Taxes

We adopted ASC 740 (formerly FIN 48) on January 1, 2007 as described above in Note 2. ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the year ended December 31, 2009, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of December 31, 2009.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2005, and state income tax examinations for years following 2004. In addition, certain federal and state net operating loss carryforwards generated after 1998 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

9. Commitments and Contingencies

Commitments

We lease office and warehouse space and equipment under various non-cancelable operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. We also have minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year). In addition, we have obligations under capital leases for computers and related equipment, telecommunications equipment and software. As of December 31, 2009, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Operating lease obligations	$5,402	$4,376	$2,482	$1,900	$1,157	$1,655	$16,972
Capital lease obligations	620	614	628	607	345	—	2,814
Other commitments	6,376	1,483	387	—	—	—	8,246
Total minimum payments	$12,398	$6,473	$3,497	$2,507	$1,502	$1,655	$28,032

For the years ended December 31, 2009, 2008 and 2007, total rent expense, net of sublease income, totaled $6.5 million, $6.1 million and $5.0 million. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

ERP and Web Infrastructure Upgrade

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We have completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization.

Infrastructure Upgrade

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of December 31, 2009, we have received $3.1 million of the Cisco solution. We expect to receive the remainder of the equipment and services in the first half of 2010. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the second half of 2010.

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

During 2009 and 2008, we repurchased a total of 582,779 and 741,631 shares of our common stock at an aggregate cost of $2.6 million and $2.6 million, respectively, which were recorded as treasury stock. As of December 31, 2009 and 2008, we had total treasury shares of 1,741,088 and 1,158,309 shares, respectively. The common shares held as treasury stock are available for general corporate purposes.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

11. Earnings Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 1,666,000, 660,000 and 117,000 for the years ended December 31, 2009, 2008 and 2007 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Year Ended December 31, 2009:
Basic EPS
Net income	$3,357	12,373	$0.27
Effect of dilutive securities
Dilutive effect of stock options	—	302
Diluted EPS
Adjusted net income	$3,357	12,675	$0.26
Year Ended December 31, 2008:
Basic EPS
Net income	$9,603	13,268	$0.72
Effect of dilutive securities
Dilutive effect of stock options	—	593
Diluted EPS
Adjusted net income	$9,603	13,861	$0.69
Year Ended December 31, 2007:
Basic EPS
Net income	$12,443	12,667	$0.98
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	1,100
Diluted EPS
Adjusted net income	$12,443	13,767	$0.90

12.     Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. On July 1, 2007, we began making 25% matching contributions for amounts that did not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a 5 year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $406,000 and $251,000 in 2009 and 2008.

Restricted Stock, Stock Warrants and Options Issued to Non-employees

On August 21, 2009, July 31, 2008 and on August 31, 2007, our Compensation Committee approved and granted, under our 1994 Plan, the award of 7,500 shares, 4,000 shares and 3,000 shares, respectively, of restricted stock to each of our non-employee members of the board for a total award of 22,500 shares, 12,000 shares and 9,000 shares of restricted stock in the years ended December 31, 2009, 2008 and 2007. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. See Note 3 above for more information on restricted stock.

In October 2004, we issued options to purchase 45,000 shares of our common stock under our 1994 Plan to an investor and public relations consultant. The options were issued at an exercise price of $15.43 with a five-year term. Effective April 11, 2005, as a result of the spin-off of eCOST.com, the exercise price of the options was reduced to $6.12 and the consultant received options to purchase 54,319 shares of eCOST.com common stock in the transaction. Of the original grant of options to purchase 45,000 shares, an aggregate of 7,500 shares of the options vested on the date of the grant, and the remaining shares vested quarterly over a one-year period from the date of grant. We valued the options at fair value based on a Black-Scholes fair value calculation. The options were valued at the date of grant and were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option. The options became fully vested in October 2005. We recorded a cumulative compensation expense of $0.4 million through the vesting period. The options were exercised in full in 2009.

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

13. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income	$3,357	$9,603	$12,443
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	849	(933)	1,311
Income tax benefit (expense) related to other comprehensive income	—	1,202	(559)
Total comprehensive income	$4,206	$9,872	$13,195

14. Segment Information

In the first quarter of 2008, following the completion of our acquisition of SARCOM in September 2007, we changed the way we internally look at our business and realigned our reportable operating segments from two segments (previously Core business and OnSale.com) to four segments that we referred to as SMB, MME, Public Sector and Consumer. Our operating segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below. All historical segment financial information provided herein has been revised to reflect these new operating segments.

In the fourth quarter of 2009, we changed the name of our Consumer segment to MacMall. The MacMall segment includes sales made under our MacMall and Onsale brand names via telephone and the Internet to consumers, businesses and creative professionals. This was a name change only and does not affect the segment results reported in the current or prior periods.

Our SMB segment consists of sales made primarily to small and medium-sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force.

Our MME segment consists of sales made primarily to mid-market and enterprise-sized businesses under the SARCOM, DSW and Abreon brands, utilizing a field relationship-based selling model and an outbound phone based sales force. The MME segment sells complex products, services and solutions, which we believe can be best delivered with a face-to-face selling model.

Our Public Sector segment consists of sales made primarily to federal, state, and local governments, as well as educational institutions, utilizing an outbound phone and field relationship-based selling model as well as contracts and bids business development teams.

Summarized segment information for our continuing operations for the periods presented was as follows (in thousands):

	SMB	MME	Public Sector	MacMall	Corporate & Other	Consolidated
Year Ended December 31, 2009
Net sales	$368,846	$382,725	$173,957	$212,531	$2	$1,138,061
Gross profit	47,259	65,182	18,300	22,095	180	153,016
Depreciation and amortization expense (1)	43	2,506	213	119	2,716	5,597
Operating profit (loss)	23,048	18,613	5,847	3,191	(42,957)	7,742

Year Ended December 31, 2008
Net sales	$486,876	$426,101	$161,418	$253,537	$42	$1,327,974
Gross profit	60,368	73,600	16,565	28,647	201	179,381
Depreciation and amortization expense (1)	65	2,654	261	114	2,512	5,606
Operating profit (loss)	29,514	18,379	2,200	7,540	(38,639)	18,994

Year Ended December 31, 2007
Net sales	$554,493	$238,545	$156,970	$265,511	$(86)	$1,215,433
Gross profit	62,760	36,105	15,930	32,972	71	147,838
Depreciation and amortization expense (1)	56	927	428	141	2,805	4,357
Operating profit (loss)	34,244	7,382	4,681	11,560	(33,549)	24,318

(1)

Primary fixed assets relating to centralized network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of December 31, 2009 and 2008, we had total consolidated assets of $301.2 million and $282.4 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S. During the years ended December 31, 2009, 2008 and 2007, less than 1% of our total net sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our total net sales in the years ended December 31, 2009, 2008 and 2007.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2009	2008	2007
U.S.	$16,235	$10,854	$7,439
Philippines	516	870	1,240
Canada	340	115	279
Property and equipment, net	$17,091	$11,839	$8,958

15. Related Party Transactions

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

16. Subsequent Events

On February 23, 2010, AF Services, LLC, our wholly-owned subsidiary, entered into a lease agreement with SARCOM Properties, Inc., renewing a lease which expired on December 31, 2009, for space utilized by PC Mall’s wholly-owned subsidiary, SARCOM, Inc. This new lease agreement is for substantially the same leased space for a total of 121,486 square feet of office and warehouse/distribution space in Lewis Center, Ohio, and covers a period of five years beginning on January 1, 2010. The monthly base rent, commencing on January 1, 2010, is $45,000, plus applicable operating and maintenance fees and taxes. Thereafter, the monthly base rent increases 2% annually.

On February 26, 2010, our Compensation Committee approved and granted, under our 1994 Plan, options to purchase a total of 561,000 shares of our common stock to certain of our employees. These options were issued at an exercise price of $4.66, vest quarterly over 5 years and have a term of 10 years.

PC MALL, INC.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION

(unaudited, in thousands, except per share data)

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$259,300	$261,412	$280,349	$337,000
Gross profit	37,495	35,837	39,184	40,500
Net income	1,011	815	1,448	83
Basic and diluted earnings per common share:
Basic	$0.08	$0.07	$0.12	$0.01
Diluted	0.08	0.06	0.11	0.01

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$336,627	$331,182	$325,867	$334,298
Gross profit	45,335	46,219	44,308	43,519
Net income	2,996	3,033	2,590	984
Basic and diluted earnings per common share:
Basic	$0.23	$0.23	$0.19	$0.08
Diluted	0.21	0.22	0.18	0.07

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officers, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our board of directors, audit committee, audit committee financial expert, code of business conduct and ethics, and other corporate governance matters is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors-Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this report:

Page Number
(1)	Financial Statements	See Part II, Item 8, beginning on page 53

(2)	Financial Statement Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007	See Part IV, Item 15, beginning on page 83

(3)	Exhibits	See Part IV, Item 15, beginning on page 84

PC MALL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2009	$4,241	$2,088		$(3,589	)(a)	$2,740
December 31, 2008	4,653	3,338		(3,750	)(a)	4,241
December 31, 2007	4,630	2,215		(2,192	)(a)	4,653

Reserve for inventory for the years ended:
December 31, 2009	$1,713	$642		$(784	)(b)	$1,571
December 31, 2008	1,680	1,045		(1,012	)(b)	1,713
December 31, 2007	1,616	1,519		(1,455	)(b)	1,680

Sales returns reserve for the years ended:
December 31, 2009	$1,653	$20,637		$(20,600	)(c)	$1,690
December 31, 2008	2,078	21,940		(22,365	)(c)	1,653
December 31, 2007	2,882	21,003		(21,807	)(c)	2,078

Valuation allowance for deferred tax assets for the years ended:
December 31, 2009	$179	$115	(e)	$(129	)(f)	$165
December 31, 2008	214	—		(35	)(d)	179
December 31, 2007	202	12		—		214

(a)	Relates primarily to accounts written-off.
(b)	Relates primarily to excess and/or obsolete inventory written-off.
(c)	Relates to sales returns received and applied to sales returns reserve.
(d)	Relates primarily to a decrease in valuation allowance recorded for a Tennessee net operating loss carryforward.
(e)	Relates primarily to an increase in valuation allowance recorded for New York state and local net operating loss carryforwards.
(f)	Relates primarily to a decrease in valuation allowance recorded for an Ohio net operating loss carryforward which expired.

EXHIBIT LIST

Exhibit Number	Description

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

10.19

Office Lease by and between St. Paul Properties, Inc., as Landlord, and PC Mall, Inc., as Tenant (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 21, 2007)

10.20

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.21

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.22

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.23

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.24

Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004 (incorporated herein by reference to Exhibit 10.8 to the September 30, 2007 Form 10-Q)

10.25

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.26+

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

10.36*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008)

10.37*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 16, 2009)

10.38

Lease Agreement, Executed By and Between SARCOM Properties, Inc. and AF Services, LLC, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 26, 2010)

10.39

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2009)

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2009

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: March 16, 2010	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman, Chief Executive Officer and
Frank F. Khulusi	President (Principal Executive Officer)	March 16, 2010

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief	March 16, 2010
Brandon H. LaVerne	Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ THOMAS A. MALOOF	Director	March 16, 2010
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 16, 2010
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 16, 2010
Paul C. Heeschen

***

EXHIBIT INDEX

Exhibit Number	Description

10.26+

Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions

10.34*	Summary of Executive Salary and Bonus Arrangements

10.35*	Summary of Director Compensation Arrangements

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2009

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***