Form 10-K/A
period 2009-12-31
PC MALL INC
filed 2010-04-30
CIK 937941

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

As of April 22, 2010, the registrant had 12,318,402 shares of common stock outstanding.

EXPLANATORY NOTE

PC Mall, Inc. (“PC Mall,” “we” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PC MALL, INC.

PC MALL, INC.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Our board of directors currently consists of four directors. At each annual meeting of stockholders, directors are elected to hold office until our next annual meeting of stockholders or until his successor is elected and qualified.

Our board seeks directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our business, particularly the industries, end-markets and growth segments that our company serves. Each of our directors holds or has held senior executive positions in complex organizations and has operating experience that meets this objective, as described below. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, executive compensation, human resources and leadership development. A majority of our non-employee directors has experience serving on boards of directors and board committees of other public companies and, each of our directors has an understanding of corporate governance practices and trends. The board also believes that each of our directors has other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion, diversity of experience, qualifications, skills and backgrounds, and the ability and commitment to devote significant time and energy to service on the board and its committees. In addition to the above, our board of directors has also considered the specific experience described in the biographical details that follow in determining that such individuals should serve as a member of our board of directors.

Set forth below are the name, age and the positions and offices held by each of our directors as of April 30, 2010, his principal occupation, business experience and public company board service during the past five years, and the experience, qualifications, attributes or skills that qualify such person to serve as a director of our company.

Name	Age	Position	Director Since
Frank F. Khulusi	43	Chairman of the Board, President and Chief Executive Officer	1987
Thomas A. Maloof(2)	58	Director	1998
Ronald B. Reck(1)(2)	61	Director	1999
Paul C. Heeschen(1)(2)	53	Director	2006

(1)          Member of our compensation committee.

(2)          Member of our audit committee.

Frank F. Khulusi is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987, served as President until July 1999, and resumed the office of President in March 2001. From July 1999 to September 1999, Mr. Khulusi served as President of Toytime, Inc., an online retailer of toys. In July 2000, a petition for involuntary bankruptcy was filed against Toytime under Chapter 11 of the United States Bankruptcy Code, which was dismissed by a federal bankruptcy court in November 2000. Mr. Khulusi attended the University of Southern California. Mr. Khulusi’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries, over 20 years of experience in leadership and growth of our company, extensive operations and financial experience, and experience with public company corporate governance.

Thomas A. Maloof has served as one of our directors since May 1998. He served as Chief Financial Officer of Hospitality Marketing Concepts from January 2001 to August 2005, and has been an independent consultant since August 2005. Mr. Maloof served as President of Perinatal Practice Management, Inc. from February 1998 to November 2000. From August 2004 through April 11, 2005, Mr. Maloof served on the board of directors of our former subsidiary, eCOST.com, Inc. (Nasdaq: ECST). Mr. Maloof also serves as a director for Farmer Brothers Coffee (Nasdaq: FARM) and The Ensign Group (Nasdaq: ENSG). Mr. Maloof’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries; outside board experience with Farmer Brothers and The Ensign Group (including service on the audit committees of both entities); public accounting and auditing experience; and public company corporate governance, finance and financial reporting experience.

Ronald B. Reck has served as one of our directors since April 1999. Mr. Reck was employed by Applebee’s International from 1987 to 1997, serving most recently as Executive Vice President and Chief Administrative Officer. Since 1998, Mr. Reck has served as President and Chief Executive Officer of Joron Properties, LLC, a real estate company. Mr. Reck’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries; extensive experience as a private investor; senior leadership roles with operations experience in complex public and private companies; and public company corporate governance and financial reporting experience.

Paul C. Heeschen has served as one of our directors since February 2006. Mr. Heeschen has served as a member of the board of directors of Diedrich Coffee, Inc. (Nasdaq: DDRX) since January 1996, was elected to serve as its chairman in February 2001 and was appointed as its executive chairman effective February 1, 2010. Since 1995, Mr. Heeschen has been a principal of Heeschen & Associates, a private investment firm. Mr. Heeschen’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries; extensive experience as a private investor; senior leadership roles with operations experience in complex public and private companies; and public company corporate governance, finance and financial reporting experience.

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with.

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

Our executive compensation programs have been designed and adopted by the Compensation Committee in an effort to implement the above principles. The key elements of our executive compensation program include base salary, quarterly bonuses, stock incentive awards, health and welfare benefits, and other perquisites. The discussion below describes each of the key elements of our executive compensation for the fiscal year ended December 31, 2009.

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

Our annual process of determining overall compensation for named executive officers (other than our Chief Executive Officer) begins with recommendations made by our Chief Executive Officer to our Compensation Committee. In making his recommendation, our Chief Executive Officer considers a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the individual’s long-term commitment to our company, the demand and scarcity of individuals with similar skills, knowledge and industry expertise, and his understandings and beliefs of retention and motivational requirements for each such executive. After considering the input and recommendations of our Chief Executive Officer and the input of the independent compensation consultant engaged by the Committee, our Compensation Committee makes the final determination of compensation for our named executive officers.

In addition, our Compensation Committee annually reviews and approves our corporate goals and objectives relative to our Chief Executive Officer’s compensation, evaluates his compensation in light of such goals and objectives, as well as the input of an independent compensation consultant, and sets the Chief Executive Officer’s compensation based on this evaluation. While our Chief Executive Officer submits recommendations to the Compensation Committee regarding his own proposed compensation levels, the Committee retains the sole authority to determine the compensation of our Chief Executive Officer based on its evaluation of the factors described below under “Total Compensation for Executive Officers.”

Our Compensation Committee uses its judgment and experience and works closely with our named executive officers to determine the appropriate mix of compensation for each individual. Our Compensation Committee historically has not used tally sheets, internal pay equity studies, accumulated wealth analyses, equity retention policies, benchmarking or similar tools in assisting with compensation determinations for our named executive officers. The Committee uses its judgment and discretion in determining the amount of base salary for executive officers and does not target a particular benchmark in relation to salary ranges at other companies.  Instead, base salary is used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers, taking into account competitive market compensation paid by other companies for similar positions. The Compensation Committee believes that long-term performance is achieved through the use of stock-based awards and has historically awarded stock options to our named executive officers.

Beginning in April 2007, the Compensation Committee engaged Towers Watson (formerly Towers Perrin), a nationally recognized compensation consulting firm, to advise the Committee on our executive compensation programs and to conduct an independent competitive assessment of our director and executive officer compensation in an effort to ensure that such compensation levels and practices satisfy our compensation philosophies and principles and are established in part based upon consideration of objective market compensation data. The object of Towers Watson’s engagement was to ensure that our compensation levels and practices are designed to support long-term growth and success, reflect best practices and address the needs of our company, employees and stockholders. In connection with its engagement by the Committee, Towers Watson was instructed to perform the following assignments:

•         provide an assessment of our total direct compensation (base salary, short-term incentive and long-term incentive) for executive level positions;

•         provide advice on competitive compensation practices and executive compensation issues and trends;

•         provide independent recommendations to the Committee on Chief Executive Officer compensation; and

•         provide a review and assessment of the Company’s overall compensation program design, including short-term and long-term incentive practices.

Towers Watson presented its recommendations with respect to our Chief Executive Officer directly to the Compensation Committee, without the participation of the Chief Executive Officer. The other recommendations of Towers Watson were provided to the Compensation Committee and our Chief Executive Officer with input from our human resources personnel, who worked directly with Towers Watson on the assignment. The reports were discussed by the Committee at regularly scheduled meetings of the Committee. These reports, together with input to the Committee from our Chief Executive Officer regarding incentive and retention of our other executive officers were considered by the Committee in establishing each of the components of executive compensation for fiscal year 2008, and the Committee continued the use of such components of executive compensation for fiscal year 2009.

Total Compensation of Executive Officers

Our executive compensation programs consist primarily of (i) base salary, (ii) short-term incentive compensation in the form of quarterly or annual cash bonuses and (iii) long-term incentive compensation in the form of stock options. We also provide our executive officers with other benefits, including certain perquisites and severance and change of control agreements discussed in more detail below. Each of these components of executive compensation has been provided to satisfy our compensation philosophy and principles after review of market executive compensation data provided by an independent compensation consultant engaged by the Compensation Committee and, for executives other than the Chief Executive Officer, based in part on qualitative input and recommendations made to the Compensation Committee by our Chief Executive Officer. For the 2009 fiscal year, each of our executive officers received cash compensation in the form of an annual base salary and cash bonuses, and each also received long-term incentive compensation in the form of stock option grants. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation other than its determination that the total compensation and each component of compensation to be provided to each executive officer in 2009 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data.

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

Please refer to the tables under the section entitled “Executive and Director Compensation” below for a detailed presentation of the specific compensation earned by each of our named executive officers in the 2009 fiscal year.

In assessing the competitiveness of our executive compensation, our Compensation Committee reviewed reports from Towers Watson, the independent compensation consulting firm engaged by the Committee, which developed comparable market compensation data using both surveys and public proxy data reported for the year ended December 31, 2006 by direct competitors as well as selected retail and technology industry peers. The peer group included the following direct competitors, retail industry peers and technology industry peers:

Direct Peers: CDW Corporation, GSI Commerce, Inc., GTSI Corp., Insight Enterprises, Inc., PC Connection, Inc., Systemax, Inc. and Zones, Inc.

Retail Peers: Netflix, Inc. and Overstock.com, Inc.

Technology Industry Peers: Adaptec, Inc., Foundry Networks, Inc., Gateway, Inc., Iomega Corp., NETGEAR, Inc., Palm, Inc.,

Plantronics, Inc. and Polycom, Inc.

We include our direct competitors and other online retail companies because we compete with them for business, as well as talent. We include leading national technology companies because they have a large influence on industry compensation practices. The retail and technology peer companies were included based on the advice of the independent compensation consulting firm engaged by the Compensation Committee. Survey data used in the report were collected from Towers Watson’s 2006 Retail/Wholesale Industry Executive Compensation Database (updated to July 2007) and were organized by job title and scope of responsibility for each of our named executive officers. “Predicted” pay levels were then determined by using regression analysis to adjust both survey and proxy data based on annual revenues of $1 billion for our company for the relevant period.

The Compensation Committee used the reports provided by Towers Watson to confirm that the total compensation and each component of compensation provided to our named executive officers was within the range of total compensation and each component of compensation paid to similarly situated officers in the peer group. While the Compensation Committee utilized this peer group and other data (including the base salary survey data discussed below under “Base Salaries”) as a general guideline, it does not specifically benchmark total compensation or any compensation component against the companies included in the surveys.

In setting the total compensation levels and each component of our executive compensation program for 2009, the Compensation Committee reviewed and considered the comparative peer group data collected from previous years as described above, as well as the qualitative input from the Chief Executive Officer regarding retention and incentive requirements (for executive officers other than the Chief Executive Officer). The Committee determined that the total compensation and each component of compensation to be provided to each executive officer in 2009 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data. However, the Compensation Committee did not establish any specific peer group comparative percentile targets or relative percentages of total compensation that any component of compensation should represent for any of our executives.

Base Salaries

The base salaries we provide to our executive officers are intended as compensation for each executive officer’s ongoing contributions to the performance of the operational area(s) for which he or she is responsible. In keeping with our compensation philosophy to attract and retain high quality individuals, executive officer base salaries have been set at levels which the Compensation Committee believes are competitive with base salaries paid to executive officers of the peer companies described above and with the Los Angeles market for executives of publicly traded companies having approximately similar revenues and number of employees to those of PC Mall. The Committee used this market survey data for general background purposes to determine whether our executive compensation levels were substantially higher or lower than those of companies within the geographic market in which we compete for qualified executives. However, as described above, the Compensation Committee does not specifically benchmark base salaries of our executive officers against those of the companies included in the surveys. For executive officers other than our Chief Executive Officer, base salaries also were established in part after consideration of qualitative input from our Chief Executive Officer about retention and incentive considerations after his discussions with individual executive officers.

The base salaries of our executive officers are reviewed annually and adjusted from time to time from the original amounts provided in employment agreements to recognize individual performance, promotions, competitive compensation levels, retention and incentive considerations and other qualitative factors. In addition to adjustments made for competitive, retention and incentive reasons, the Committee has periodically adjusted executive officer base salaries based on its assessment of each executive’s performance and history with us and our overall budgetary considerations for salary increases. In 2008, the Compensation Committee approved small increases in the base salaries of each of our executive officers to offset the discontinuation of certain subsidized medical and dental benefits previously offered to them by our company. Based in part on the reports provided to the Committee by the independent compensation consulting firm, no changes were made for fiscal year 2009 to the base salary rates (that is, the bi-weekly base salary rates) in effect for our named executive officers at the end of fiscal year 2008. During 2009, each of the named executive officers participated in a mandatory two week long furlough (leave without pay) as one of the company’s cost reduction measures for 2009.

Short-Term Incentive Compensation

Each of our named executive officers other than our General Counsel and our Executive Vice President of Corporate Development and Investor Relations is eligible to participate in our executive bonus plan, which was originally adopted by our Compensation Committee in February 2005 and was modified effective January 1, 2008. In August 2009, the Compensation Committee adopted a new executive bonus plan effective for the third and fourth quarters of 2009. The plans were designed to award quarterly or annual cash bonuses to eligible officers only in the event we achieved short-term financial goals. The plans are intended to reward and motivate our executives and to align the interests of management with our stated objectives to focus on our profitability and increase shareholder value.

For the first two quarters of 2009, the financial goals consisted of year-over-year quarterly and annual improvements in our consolidated adjusted pre-tax income. Under this version of the bonus plan, each of our participating executive officers was eligible to receive a maximum aggregate quarterly cash bonus amount equal to a fixed percentage of any amount by which our consolidated adjusted pre-tax income for each quarter exceeds our consolidated adjusted pre-tax income for the same quarter of the prior year and an additional maximum aggregate annual bonus amount equal to a fixed percentage of any amount by which our consolidated adjusted pre-tax income for such fiscal year exceeds our consolidated adjusted pre-tax income for the prior fiscal year.

Under the new executive bonus plan (effective for the third and fourth quarter of 2009), each of our participating executive officers was eligible to receive (i) a quarterly cash bonus equal to a fixed percentage of our consolidated adjusted pre-tax income (as described below) for such quarter, subject to such consolidated adjusted pre-tax income being equal to or greater than a pre-determined targeted adjusted pre-tax income for such quarter (“Target 1”) and (ii) an additional quarterly cash bonus in the amounts set forth in the table below if our quarterly adjusted pre-tax income for each of the bonus periods discussed above was greater than a pre-determined targeted adjusted pre-tax income for such quarter (“Target 2”). The annual bonus portion of the plan in effective for the first and second quarters of 2009 was cancelled and replaced with the quarterly awards available under the new executive bonus plan adopted for the third and fourth quarters of 2009.

For purposes of the executive bonus plans, “adjusted pre-tax income” is defined as our consolidated pre-tax income for the applicable period less certain costs that are excluded from the calculation on a periodic basis by the Compensation Committee in its sole discretion and, solely for purposes of the new executive bonus plan for the third and fourth quarters of 2009, excluding executive bonus accruals, if any. Such adjustments were intended to allow the Committee to exclude expenses that it may determine do not allow for a fair comparison of performance in the applicable period or expenses which it may determine are not in the control of the eligible executives. The Compensation Committee retains discretion to award less than the full amount of the bonuses permitted under the executive bonus plan as well as discretion as to the items to be excluded in the calculation of “adjusted income.” Historically, these excluded items have included stock-based compensation expense, litigation settlement charges and goodwill impairment charges. In determining bonus amounts payable for the 2009 fiscal year, the Committee excluded a litigation settlement charge of $790,000 for the second quarter of 2008. For the third quarter of 2009, the excluded executive bonus accrual amount was approximately $296,000 and there was no exclusion for the fourth quarter of 2009.

The following table shows the year-over-year improvement in our consolidated adjusted pre-tax income for our executive bonus plan effective for the first and second quarters of 2009 (over the corresponding quarters of the 2008 fiscal year), together with the 100% payout for each of our named executive officers participating in the executive bonus plan for such periods and the actual bonus amounts awarded for such periods:

Bonus Payments under Executive Bonus Plan — Q1 and Q2 2009
Plan Participant	100% of Quarterly Improvement (Q1/Q2 Bonus Plan)	Improvement of Company’s Adjusted Pre- Tax Income (Q1 2009 vs. Q1 2008)	Q1 2009 Awarded Bonus	Improvement of Company’s Adjusted Pre- Tax Income (Q2 2009 vs. Q2 2008)	Q2 2009 Awarded Bonus
Frank F. Khulusi	2.85%	$0	$0	$0	$0
Brandon H. LaVerne	0.9%	0	0	0	0
Kristin M. Rogers	0.9%	0	0	0	0

The following table shows the 100% payout targets for each component of our new executive bonus plan effective for the third and fourth quarters of 2009 for each of our named executive officers participating in the executive bonus plan for such periods, together with the actual bonus amounts awarded for such periods:

Bonus Payments under New Executive Bonus Plan — Q3 and Q4 2009
		Target 1			Target 2			Total Target 1 and Target 2
Plan Participant	PC Mall Adjusted Pre-Tax Income	100% of Achieved Income Bonus	Adjusted Pre-Tax Income Target	Awarded Quarter Bonus	Maximum Additional Quarterly Bonus	Adjusted Pre-Tax Income Target	Awarded Quarter Bonus	Total Awarded Quarter Bonus
Q3 2009
Frank F. Khulusi	$2,939,000	3.8%	$2,133,333	$111,682	$95,000	$3,200,000	$0	$111,682
Brandon H. LaVerne	2,939,000	1.2%	2,133,333	35,268	30,000	3,200,000	0	35,268
Kristin M. Rogers	2,939,000	1.2%	2,133,333	35,268	30,000	3,200,000	0	35,268

Q4 2009
Frank F. Khulusi	$203,000	3.8%	$2,733,333	$0	$95,000	$4,100,000	$0	$0
Brandon H. LaVerne	203,000	1.2%	2,733,333	0	30,000	4,100,000	0	0
Kristin M. Rogers	203,000	1.2%	2,733,333	0	30,000	4,100,000	0	0

The Committee allocates available amounts under the plan to eligible executive officers based on maximum quarterly fixed percentages for each officer. The Compensation Committee may amend the percentage participation and additional cash bonus amounts from time to time in its sole discretion. In addition, the Compensation Committee may in its sole discretion reduce the amounts that would otherwise be payable to any participant for any period (including a complete elimination of all amounts identified under the tables above for the period). Any such reduction may be based on quantitative or qualitative factors determined in the discretion of the Compensation Committee. Reductions in the maximum amounts paid to individual named executive officers have generally been made based on qualitative recommendations from our Chief Executive Officer (for executives other than the Chief Executive Officer).

In establishing the prior executive bonus plan and the new bonus plan effective for the second half of 2009, the Compensation Committee considered data and analysis contained in the reports provided to the Committee by the independent compensation consulting firm, together with qualitative input and recommendations of our Chief Executive Officer and historic participation of the executive officers in the executive bonus plans. Based on this data and analysis, the Committee determined that the amounts payable to the named executive officers in accordance with the executive bonus plan for 2009 would allow for a total cash compensation for each such officer within the peer group range for total cash compensation.

The bonuses paid to our General Counsel, Mr. Newton and Executive Vice President of Corporate Development and Investor Relations, Mr. Hayek, were paid in accordance with their employment agreements, as such amounts have been increased from time to time by the Compensation Committee in its discretion. The total amount of bonus paid to Mr. Newton and Mr. Hayek was based in part upon the Committee’s review of the total cash compensation data relative to the peer group provided in the reports to the Compensation Committee from the independent compensation consulting firm and in part upon the recommendation of our Chief Executive Officer after a qualitative evaluation of Mr. Newton’s and Mr. Hayek’s contributions to our company.

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

The Compensation Committee is not tied to any particular process or formula to determine the size of the long-term incentive awards granted to our named executive officers. Consequently, the Committee uses its discretion to grant equity awards and may consider the various factors discussed below. In fiscal 2009, to determine the size of the equity awards for our named executive officers, the Committee first reviewed our Chief Executive Officer’s recommendations for options to be granted during fiscal 2009 to our executive officers other than the Chief Executive Officer. In each case, the Committee then made determinations of the specific amounts and terms of options to be granted to each executive officer, including our Chief Executive Officer, based on its subjective consideration of the recommendations of the Chief Executive Officer, historical grant information, the Committee’s views of comparative compensation data provided to the Committee by Towers Watson, retention and motivational factors, corporate performance, individual performance, the executive’s level of responsibility, the potential impact that the executive could have on our operations and financial condition and the market price of our common stock.

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

The compensation reports provided to the Compensation Committee in December 2007 and 2008 by the independent compensation consulting firm included long-term, non-cash incentive compensation market competitive data and analysis which was reviewed and considered by the Committee in determining the 2009 stock option grants to executives. This data and analysis contemplated the annualized expected value of option grants ultimately provided to our executive officers in 2009 relative to long-term, non-cash incentive compensation provided to peer group executives. The value of each grant also was analyzed for its effect on total compensation, representing the long-term, non-cash component of our executive compensation. The Committee determined that the level of each grant in 2009 to each of our executive officers was within the range of annual long-term, non-cash incentive compensation relative to the considered peer groups for each executive officer and further determined that the level of each grant in 2009 to each executive officer when considered together with the total cash compensation for 2009 placed the level of 2009 total compensation for each executive officer within the market range.

Timing, Pricing and Terms of Stock Option Awards

We have generally considered option grants to our executive officers at regularly scheduled meetings of the Compensation Committee. Formal approval of stock option grants is obtained on the date of grant. We do not have, and do not intend to have, any program, plan or practice to time the grant of stock options in coordination with the release of material non-public information. We also do not have, and do not intend to have, any program, plan or practice to time the release of material non-public information for the purpose of affecting the value to executive compensation. The exercise price for stock options we have granted equals the closing price of our common stock on the grant date. We have granted fixed-price stock options that generally vest in equal quarterly installments usually over a three to five year period. Our option grants have not historically contained performance vesting features.

Because the value of stock option awards increase only if the price of our common stock increases after grant, the time vesting feature of our option grants has been intended as an important feature of each option designed to motivate our executive officers to enhance our stockholders’ value over a long-term period.

Employment Agreements and Severance and Change-in-Control Arrangements

In January 1995, prior to our initial public offering, we entered into an employment agreement with Frank F. Khulusi, our Chairman, President and Chief Executive Officer. Mr. Khulusi’s employment agreement, which was amended in December 2005 and in December 2008, provides for one-year extensions unless it is terminated by us or Mr. Khulusi. Mr. Khulusi’s annual salary pursuant to his employment agreement has been increased periodically, and was increased by our Compensation Committee, effective March 1, 2006, from $600,000 to $800,000. Mr. Khulusi is currently entitled to an annual base salary of $807,919. Previously, in May 2005, Mr. Khulusi voluntarily elected to reduce his annual base salary from $800,000 to $600,000. Mr. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

Brandon H. LaVerne, our Chief Financial Officer, is an “at will” employee and is currently entitled to an annual base salary of $279,413. Mr. LaVerne is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, and may receive discretionary bonuses from time to time in the discretion of our Compensation Committee with the input of our Chief Executive Officer. In January 2007, we entered into a severance agreement with Mr. LaVerne, pursuant to which Mr. LaVerne is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause within a twelve month period following a change-in-control of our company. The severance payments would be made in equal installments over six months and are contingent upon his execution of a satisfactory severance and release agreement. Mr. LaVerne is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In January 2000, we entered into an employment agreement with Kristin M. Rogers, our Executive Vice President, Sales and Marketing. Pursuant to Ms. Rogers’ employment agreement, her compensation includes (i) an annual base salary and (ii) an annual bonus based upon the achievement of goals mutually agreed upon by us and Ms. Rogers. Pursuant to the terms of our agreement with Ms. Rogers, she is an “at will” employee and is currently entitled to an annual base salary of $339,414. Ms. Rogers’ employment agreement also provides that in the event she is terminated by us without cause (as defined in her employment agreement), upon the execution of a separation agreement satisfactory to us, Ms. Rogers is entitled to receive a severance payment equal to six months of her base compensation and health insurance coverage for Ms. Rogers and her family for up to six months or for a shorter period if other employment is accepted by Ms. Rogers. The severance payments would be made in equal installments over the six month (or shorter) period, as applicable. Instead of receiving an annual bonus as set forth in her employment agreement, Ms. Rogers currently participates, in the discretion of our Compensation Committee, in our executive bonus plan. Ms. Rogers is entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In June 2004, we entered into an employment agreement with Robert I. Newton, our Executive Vice President, General Counsel and Secretary. Mr. Newton’s employment agreement was amended in February 2005. Pursuant to the terms of our agreement with Mr. Newton, he is an “at will” employee and is currently entitled to an annual base salary of $304,413. Mr. Newton is currently eligible to receive an annual bonus of up to $120,000, as well as additional discretionary bonuses as determined from time to time by the Compensation Committee, and is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and are contingent upon his execution of a satisfactory severance and release agreement. Mr. Newton is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In March 2008, we entered into an employment agreement with Joseph B. Hayek, our Executive Vice President of Corporate Development and Investor Relations. Pursuant to the terms of our agreement with Mr. Hayek, he is an “at will” employee and is currently entitled to an annual base salary of $255,193. Mr. Hayek is currently eligible to receive an annual discretionary bonus in the initial targeted annual amount of $50,000, which will be paid annually in accordance with a to be established bonus program, and is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months, unless otherwise decided by the Company, and are contingent upon his execution of a satisfactory severance and release agreement. Mr. Hayek is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In addition to the above discussed agreements, under the terms of our option agreements with our executive officers, upon the occurrence of (i) certain events resulting in a change of control of our company or (ii) certain major corporate transactions, all of the unvested stock options for our Chief Executive Officer, Chief Financial Officer, Executive Vice President and General Counsel and Executive Vice President of Corporate Development and Investor Relations will become fully vested and exercisable, subject to certain exceptions and limitations and a portion of the unvested stock options of our other executive officers will become vested and exercisable, subject to certain exceptions and limitations.

The employment agreements and severance and change-in-control benefits provided to our executives under these agreements were approved by our Compensation Committee following our negotiations with our executive officers and were determined to be reasonable and necessary in order to hire and retain these individuals. Mr. Khulusi’s agreement was originally executed in 1995 and at that time we established certain change-in-control and severance protections for Mr. Khulusi. We believe that it is important to provide continued professional stability to those executive-level employees who helped build our company and whose leadership is important to our continued success. Further, we believe that the interests of our stockholders will be best served if the interests of our most senior management are aligned with them. Providing change in control benefits, including the severance and option acceleration benefits, is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of our stockholders. The severance and change-in-control benefits offered to our executive officers did not affect the Compensation Committee’s determination of the total compensation, or any component of compensation, we provided to our executive officers in 2009.

Copies of each of the above-referenced employment agreements, as well as summaries of our executive bonus plans, are filed as exhibits to our periodic reports filed with the Securities and Exchange Commission.

Perquisites and Other Benefits

We provide our executive officers, including our Chief Executive Officer, with perquisites that we believe are reasonable, competitive and consistent with our overall executive compensation program. We believe that our perquisites help us to hire and retain qualified executives. Through the end of 2008, our executive officers received health care benefits in the form of subsidized health care insurance premium payments we made on behalf of our executives and their family members. Ms. Rogers receives a monthly car allowance. For additional information regarding perquisites we provided to each of our named executive officers please refer to the “Summary Compensation Table” below.

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1.0 million paid to the Chief Executive Officer or any of the other four most highly compensated executive officers. However, certain compensation meeting a tax law definition of “performance-based” is generally exempt from this deduction limit. We do not currently have a policy regarding qualification of cash compensation, such as salary and bonuses, for deductibility under Section 162(m). We have included provisions in the 1994 Stock Incentive Plan designed to enable grants of options and stock appreciation rights to executives affected by Section 162(m) to qualify as “performance-based” compensation. In fiscal 2009, our executives did not receive compensation subject to Section 162(m) at a level that exceeds the $1.0 million limit. However, the Compensation Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our stockholders. Given our changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully deductible. Accordingly, the Compensation Committee may from time to time deem it appropriate to approve elements of compensation for certain officers that are not fully deductible.

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for fiscal years 2009, 2008 and 2007 awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers whose total compensation exceeded $100,000. The individuals listed in the following table are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)

Frank F. Khulusi	2009	$776,845	$111,682	$599,720	$4,333	(3)	$1,492,580
President and CEO	2008	806,982	113,671	693,609	11,093	(4)	1,625,355
	2007	800,000	355,491	579,424	9,512	(4)	1,744,427

Brandon H. LaVerne(7)	2009	268,667	35,268	136,300	3,093	(3)	443,328
Chief Financial Officer	2008	241,875	28,000	281,989	6,685	(4)	558,549
	2007	194,604	53,350	115,729	5,232	(4)	368,915

Kristin M. Rogers	2009	326,360	35,268	136,300	10,042	(5)	507,970
Executive Vice President- Sales and Marketing	2008	338,042	22,689	194,495	13,890	(6)	569,116
	2007	312,865	125,468	154,306	16,971	(6)	609,610

Robert I. Newton	2009	292,705	97,500	136,300	2,106	(3)	528,611
Executive Vice President, General Counsel and Secretary	2008	302,773	120,000	194,495	6,936	(4)	624,204
	2007	267,692	135,000	154,306	6,784	(4)	563,782

Joseph B. Hayek(8)	2009	245,377	40,625	136,300	2,388	(3)	424,690
Executive Vice President- Corporate Development and Investor Relations

(1)                        The amounts under the “Salary” column for 2009 include a reduction related to two weeks of unpaid leave associated with a furlough program in place during 2009. Base salary amounts for the named executive officers in place for 2009 (without the furlough reduction) was as follows: Mr. Khulusi - $807,919; Mr. LaVerne - $279,413; Ms. Rogers - $339,414; Mr. Newton - $304,413; and Mr. Hayek - $255,193.

(2)                        Represents the aggregate grant date fair value of options, valued in accordance with FASB ASC 718 (formerly SFAS 123R),   awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2009.

(3)                        Includes company matched 401(k) contributions on behalf of the executive which the Company began matching as of July 1, 2007.

(4)                        Includes medical and dental insurance premiums we subsidized through November 2008 on behalf of the executive above and beyond pricing that is available to the general employee population, and company matched 401(k) contributions on behalf of the executive which the Company began matching as of July 1, 2007.

(5)                        Includes company matched 401(k) contributions on behalf of the executive which the Company began matching as of July 1, 2007 and car allowances.

(6)                        Includes medical and dental insurance premiums we subsidized through November 2008 on behalf of the executive above and beyond pricing that is available to the general employee population, company matched 401(k) contributions on behalf of the executive which the Company began matching as of July 1, 2007, and car allowances.

(7)                        On June 7, 2007, our board of directors appointed Mr. LaVerne as Interim Chief Financial Officer effective upon the departure of our former Chief Financial Officer on June 30, 2007. In July 2008, Mr. LaVerne was promoted from the position of Interim Chief Financial Officer to Chief Financial Officer.

(8)                        Mr. Hayek joined our company in March 2008.

Grants of Plan-Based Awards (2009)

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards (2)
Frank F. Khulusi	08/21/2009	110,000	$7.99	$599,720
Brandon H. LaVerne	08/21/2009	25,000	7.99	136,300
Kristin M. Rogers	08/21/2009	25,000	7.99	136,300
Robert I. Newton	08/21/2009	25,000	7.99	136,300
Joseph B. Hayek	08/21/2009	25,000	7.99	136,300

(1)                        These options vest quarterly in equal installments over four years, with full vesting on August 21, 2013, and have a term of ten years.

(2)                        The grant date fair values of the stock options granted were computed in accordance with ASC 718 (formerly SFAS No. 123R). For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End (2009)

The following table sets forth information regarding unexercised options for each of our named executive officers outstanding as of December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Frank F. Khulusi	100,000	—		$6.23	10/28/2014
	45,000	45,000	(1)	10.50	12/14/2017
	28,125	61,875	(2)	8.92	07/31/2018
	16,250	48,750	(3)	4.01	11/07/2018
	6,875	103,125	(5)	7.99	08/21/2019

Brandon H. LaVerne	7,000	—		5.02	11/21/2013
	20,000	—		6.36	05/24/2014
	7,000	—		4.49	06/29/2015
	8,438	6,562	(4)	12.27	08/31/2017
	10,938	24,062	(2)	8.92	07/31/2018
	7,500	22,500	(3)	4.01	11/07/2018
	1,563	23,437	(5)	7.99	08/21/2019

Kristin M. Rogers	11,500	—		3.23	01/20/2010
	40,000	—		0.60	04/17/2011
	27,500	—		0.90	08/16/2012
	40,000	—		6.23	10/28/2014
	50,000	—		4.41	06/28/2015
	11,250	8,750	(4)	12.27	08/31/2017
	6,250	13,750	(2)	8.92	07/31/2018
	7,500	22,500	(3)	4.01	11/07/2018
	1,563	23,437	(5)	7.99	08/21/2019

Robert I. Newton	50,000	—		6.92	06/08/2014
	50,000	—		4.41	06/28/2015
	11,250	8,750	(4)	12.27	08/31/2017
	6,250	13,750	(2)	8.92	07/31/2018
	7,500	22,500	(3)	4.01	11/07/2018
	1,563	23,437	(5)	7.99	08/21/2019

Joseph B. Hayek	32,813	42,187	(6)	7.06	03/17/2018
	7,500	22,500	(3)	4.01	11/07/2018
	1,563	23,437	(5)	7.99	08/21/2019

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

(4)                        These options were granted on August 31, 2007 and vest quarterly in equal installments over four years, with full vesting on August 31, 2011.

(5)                        These options were granted on August 21, 2009 and vest quarterly in equal installments over four years, with full vesting on August 21, 2013.

(6)                        These options were granted on March 17, 2008 and vest quarterly in equal installments over four years, with full vesting on March 17, 2012.

Option Exercises and Stock Vested (2009)

The following table provides information regarding each exercise of stock option awards for each of our named executive officers during the fiscal year ended December 31, 2009.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Frank F. Khulusi	50,000	$220,500
Brandon H. LaVerne	—	—
Kristin M. Rogers	6,000	16,868
Robert I. Newton	—	—
Joseph B. Hayek	—	—

(1)	Value realized was computed by calculating the difference between the market price of our stock at the exercise date and the exercise prices of the options exercised.

Potential Payments Upon Termination or Change in Control (2009)

Provisions of our employment and change of control arrangements with the named executive officers and our equity incentive plan or individual award agreements thereunder provide for certain payments to our named executive officers at, following or in connection with a termination of their employment or a change of control of PC Mall. See “Employment Agreements and Severance and Change-in-Control Arrangements” in our Compensation Discussion and Analysis section above for a discussion of the specific circumstances that would trigger payments under the employment agreements with our named executive officers

The agreements pursuant to which we granted stock options to Mr. Khulusi, Mr. LaVerne, Mr. Newton and Mr. Hayek provide for full acceleration of vesting of their unvested options in the event of a change of control of our company. The agreements pursuant to which our other named executive officer received stock options provide that, in the event of a change of control, a portion of the unvested options then outstanding will become fully vested and exercisable if:

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

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from PC Mall. The information set forth in the table assumes, as necessary:

•         The termination and/or the qualified change in control event occurred on December 31, 2009 (the last business day of our last completed fiscal year);

•         The price per share of our common stock on the date of termination is $5.22 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2009); and

•         With respect to unvested stock options, the options are not assumed or replaced as described above.

Name	Voluntary Termination		Death or Permanent Disability		Change of Control		Involuntary Termination
Frank F. Khulusi
Employment Agreement	$1,839,201	(1)(2)	See	(7)	$1,839,201	(2)(3)	$1,839,201	(2)(4)
Acceleration of Unvested Options	—		—		58,988	(8)	—
Total:	$1,839,201		—		$1,898,189		$1,839,201

Brandon H. LaVerne
Employment Agreement	—		—		—		$139,707	(4)(5)
Acceleration of Unvested Options	—		—		$27,225	(8)	—
Total:	—		—		$27,225		$139,707

Kristin M. Rogers
Employment Agreement	—		—		—		$174,646	(4)(6)
Acceleration of Unvested Options	—		—		$10,588	(8)	—
Total:	—		—		$10,588		$174,646

Robert I. Newton
Employment Agreement	—		—		—		$152,207	(4)(5)
Acceleration of Unvested Options	—		—		$27,225	(8)	—
Total:	—		—		$27,225		$152,207

Joseph B. Hayek
Employment Agreement	—		—		—		$127,597	(4)(5)
Acceleration of Unvested Options	—		—		$27,225	(8)	—
Total:	—		—		$27,225		$127,597

(1)

This severance benefit is provided pursuant to Mr. Khulusi’s employment agreement if his employment with us is terminated by Mr. Khulusi for “good reason,” as defined in his employment agreement, including if we choose to not renew the agreement.

(2)	Estimated severance payment is to be made in a single lump sum payment upon the termination or change of control, as applicable, subject to compliance with Section 409A of the Internal Revenue Code.
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
(6)

Includes $4,939 of severance benefit relating to costs to continue health insurance benefits for Ms. Rogers and her family. Payments are to be made in equal bi-monthly installments over the six month severance period following the date of termination. All severance payment obligations, however, shall cease as of a date on which Ms. Rogers obtains other employment during the six month severance period.

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

(8)

Represents the value of outstanding stock options as of December 31, 2009 that would vest upon consummation of a change in control. Assumes that the vested options are immediately exercised and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. The option agreements of Mr. Khulusi, Mr. LaVerne, Mr. Newton and Mr. Hayek provide for the full acceleration of vesting upon a change of control. The option agreements of our other named executive officer provide for partial acceleration of vesting upon a change of control if certain additional conditions occur, as described above. The amounts indicated in the table for the other named executive officer assume that the additional conditions occurred at or following a change of control.

Director Compensation (2009)

The following table provides information regarding the compensation earned for services performed for us as a director by each member of our board of directors, other than directors who are also named executive officers, during the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Option Awards (1)(3)	All Other Compensation	Total
Thomas A. Maloof	$57,500	$59,925	—	—	$117,425
Ronald B. Reck	54,000	59,925	—	$1,318	113,925
Paul C. Heeschen	49,000	59,925	—	—	108,925

(1)

Represents the aggregate grant date fair value of stock and option awards, valued in accordance with FASB ASC 718 (formerly SFAS 123R), awarded to each of the directors during the 2009 fiscal year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	As of December 31, 2009, each of our directors had the following aggregate number of unvested restricted stock awards outstanding: Mr. Maloof — 5,625, Mr. Reck — 5,625 and Mr. Heeschen — 5,625.
(3)

No option awards were granted to our directors in the 2009 fiscal year. As of December 31, 2009, each of our directors had the following aggregate number of option awards outstanding: Mr. Maloof —56,000, Mr. Reck — 10,000 and Mr. Heeschen — 20,000.

During 2009, we paid each director who is not employed by us or any of our affiliates a quarterly retainer of $7,000, plus $2,500 for each regular board meeting attended in person or telephonically, $1,000 for each special board meeting attended in person or telephonically, and $1,000 for each committee meeting attended in person or telephonically. We also paid the chairperson of the Audit Committee of our Board of Directors an additional quarterly retainer of $3,125 for serving in such capacity. We also paid the chairperson of the Compensation Committee of our Board of Directors an additional quarterly retainer of $1,250 for serving in such capacity. Directors who are employed by us or any of our affiliates are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings. We have entered into indemnification agreements with each of our directors, a form of which has been filed as an exhibit to our periodic reports filed with the Securities and Exchange Commission.

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

On August 21, 2009, our Compensation Committee approved and granted, under our 1994 Plan, the award of 7,500 shares of restricted stock to each of our non-employee members of the board for a total award of 22,500 shares of restricted stock. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. We valued the restricted stock award at fair value in accordance with ASC 718 as of the grant date. See footnotes 1 and 2 in the table above for more information on restricted stock awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Reck and Mr. Heeschen served as members of our Compensation Committee during the fiscal year ended December 31, 2009. There are no Compensation Committee interlocks between us and other entities involving our executive officers and board members who serve as executive officers of such companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2009 and our Proxy Statement for the 2010 Annual Meeting of Stockholders.

The Compensation Committee

Ronald B. Reck (Chair)

Paul C. Heeschen

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 22, 2010 by: (i) each of the named executive officers; (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage ownership is based on an aggregate of 12,318,402 shares of our common stock outstanding on April 22, 2010. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PC Mall, Inc., 2555 W. 190th Street, Suite 201, Torrance, California 90504.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Jonathan L. Kimerling(1)	1,000,100		8.1%
Dimensional Fund Advisors LP(2)	746,084		6.1
Amre A. Youness(3)	622,000		5.0

Directors and Executive Officers:
Frank F. Khulusi	2,291,431	(4)	18.2
Brandon H. LaVerne	77,014	(5)	*
Kristin M. Rogers	197,188	(6)	1.6
Robert I. Newton	139,688	(7)	1.1
Joseph B. Hayek	59,376	(8)	*
Thomas A. Maloof	70,500	(9)	*
Ronald B. Reck	49,500	(10)	*
Paul C. Heeschen	38,227	(11)	*
All current directors and executive officers as a group (9 persons)	3,072,930	(12)	23.2%

*	Less than 1%
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

(2)

Based on information contained in Schedule 13G filed on February 8, 2010 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP has sole voting power with respect to 723,523 shares of our common stock and sole dispositive power with respect to 746,084 shares of our common stock. According to the Schedule 13G, Dimensional Fund Advisors LP furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, collectively known as the “Funds.” In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP nor its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(3)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.
(4)

Consists of 1,645,306 shares held by the Khulusi Family Revocable Trust dated November 3, 1993, 400,000 shares held by Frank F. Khulusi, and 246,125 shares underlying options which are presently vested or will vest within 60 days of April 22, 2010.

(5)	Includes 76,814 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2010.
(6)	Consists of 197,188 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2010.
(7)	Consists of 139,688 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2010.
(8)	Consists of 59,376 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2010.
(9)	Includes of 56,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2010.
(10)	Includes 10,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2010.
(11)	Includes 20,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2010.
(12)	This figure includes an aggregate of 947,097 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 22, 2010.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options and warrants under all of our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,687,718	$5.68	1,141,690	(1)

(1)

Represents shares available for issuance under our 1994 Stock Incentive Plan, as amended, as of December 31, 2009. The 1994 Stock Incentive Plan, as amended, contains an evergreen provision pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 1994 Stock Incentive Plan, as amended, will increase by a number of shares equal to 3% of the outstanding shares on December 31 of the preceding year. On January 1, 2010, an additional 368,719 shares became available under the plan pursuant to the evergreen provision.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

As required by the rules of the Nasdaq Stock Market and pursuant to our Audit Committee Charter, we conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions must be approved by the Audit Committee or another independent body of the board. For purposes of this review, “related party transactions” include all transactions that are required to be disclosed pursuant to SEC regulations. As a part of this process, our general counsel reviews and monitors the terms and conditions of all related party transactions and informs the Audit Committee of any proposed transaction that is deemed a related party transaction. In cases in which a proposed transaction has been identified as a related party transaction, management presents information regarding the proposed related party transaction to the Audit Committee or another body of independent directors for consideration and approval. In considering related party transactions, the Audit Committee takes into account the fairness of the proposed transaction to the Company and whether the terms of such transaction are at least as favorable to our company as we would receive or be likely to receive from an unrelated third party in a comparable or substantially comparable transaction.

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

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed as a Senior Vice President of AF Services, LLC, a wholly-owned subsidiary of PC Mall, in fiscal year 2009 and earned compensation in the amount of $220,000. Sam U. Khulusi did not earn any bonus during 2009. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed as the President of AF Services, LLC in fiscal year 2009 and earned compensation in the amount of $343,087, which includes quarterly bonuses totaling $35,268, and company matched 401(k) contribution totaling $1,717. Mr. Abuyounes is entitled to six months severance based on his base salary in the event his employment is terminated by us without cause. Mr. Abuyounes is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees. Mr. Abuyounes was granted options to purchase 25,000 shares of our common stock on August 21, 2009 at exercise price of $7.99. The options vest quarterly over a four year period from the grant date.

We believe that each of the transactions and agreements described above contain comparable terms to those we could have obtained from unaffiliated third parties.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for professional services it rendered to us for the audit of our annual financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those years, was $1,007,049 in 2009 and $1,263,900 in 2008. These amounts include services rendered and billed relating to the audit of our internal control over financial reporting and the related attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

There were no fees is fiscal 2009 or 2008 relating to assurance or related services regarding the performance of PricewaterhouseCoopers LLP’s audit or review of our financial statements, other than those reported above under the caption “Audit Fees.”

Tax Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal years 2009 and 2008 for professional services rendered for tax compliance, tax advice or tax planning was $169,811 and $40,598, respectively.

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

10.19

Office Lease by and between St. Paul Properties, Inc., as Landlord, and PC Mall, Inc., as Tenant (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 21, 2007)

10.20

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.21

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.22

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.23

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.24

Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004 (incorporated herein by reference to Exhibit 10.8 to the September 30, 2007 Form 10-Q)

10.25

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.26+ ††

Amended and Restated Loan and Security Agreement, dated as of August 1, 2005, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions

10.27

Second Amendment to Amended and Restated Loan and Security Agreement, dated as of June 11, 2007, by and among the Registrant, certain subsidiaries of the Registrant, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 15, 2007)

10.28

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., certain subsidiaries of PC Mall, Inc., Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.29

Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of November 5, 2007, by and among PC Mall, Inc, certain of its subsidiaries, Wachovia Capital Finance Corporation (Western) and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on November 6, 2007)

10.30

Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.31

Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended March 31, 2007 filed with the Commission on May 15, 2007)

10.32

Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.33*

Summary of Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended September 30, 2009 filed with the Commission on November 9, 2009)

10.34* ††	Summary of Executive Salary and Bonus Arrangements

10.35* ††	Summary of Director Compensation Arrangements

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

21.1 ††	Subsidiaries of PC Mall, Inc. as of December 31, 2009

23.1 ††	Consent of PricewaterhouseCoopers LLP

31.1 ††	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2 ††	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

32.1 ††	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 ††	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
††	Previously filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2009 (File No. 0-25790) filed with the Commission on March 16, 2010.

* * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: April 30, 2010	By:	/s/ FRANK F. KHULUSI
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