Form 10-Q
period 2010-03-31
PC MALL INC
filed 2010-05-10
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 4, 2010, the registrant had 12,318,402 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31,	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,453	$9,215
Accounts receivable, net of allowances of $2,974 and $2,740	153,738	161,468
Inventories, net	42,821	68,564
Prepaid expenses and other current assets	10,072	9,290
Deferred income taxes	3,305	3,297
Total current assets	216,389	251,834
Property and equipment, net	17,851	17,091
Deferred income taxes	1,484	1,538
Goodwill	19,291	19,291
Intangible assets, net	9,941	10,354
Other assets	1,022	1,068
Total assets	$265,978	$301,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,505	$108,773
Accrued expenses and other current liabilities	20,017	25,148
Deferred revenue	10,394	9,714
Line of credit	45,086	53,127
Note payable — current	1,148	1,038
Total current liabilities	162,150	197,800
Note payable and other long-term liabilities	5,209	5,621
Total liabilities	167,359	203,421
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,066,490 and 14,031,740 shares issued; and 12,314,652 and 12,290,652 shares outstanding, respectively	14	14
Additional paid-in capital	102,920	102,361
Treasury stock, at cost: 1,751,838 and 1,741,088 shares	(6,311)	(6,254)
Accumulated other comprehensive income	2,300	2,111
Accumulated deficit	(304)	(477)
Total stockholders’ equity	98,619	97,755
Total liabilities and stockholders’ equity	$265,978	$301,176

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net sales	$289,854	$259,300
Cost of goods sold	251,825	221,805
Gross profit	38,029	37,495
Selling, general and administrative expenses	37,253	35,435
Operating profit	776	2,060
Interest expense, net	482	364
Income before income taxes	294	1,696
Income tax expense	121	685
Net income	$173	$1,011
Basic and Diluted Earnings Per Common Share
Basic	$0.01	$0.08
Diluted	0.01	0.08
Weighted average number of common shares outstanding:
Basic	12,302	12,416
Diluted	12,499	12,620

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated
	Outstanding	Amount	Capital	Stock	Income	Deficit	Total
Balance at December 31, 2009	12,291	$14	$102,361	$(6,254)	$2,111	$(477)	$97,755
Stock option exercises and restricted stock awards, including related income tax benefit	35	—	55	—	—		55
Stock-based compensation expense	—	—	504	—	—	—	504
Purchase of common stock under a repurchase program	(11)			(57)			(57)
Subtotal	—	—	—	—	—	—	98,257
Net income	—	—	—	—	—	173	173
Translation adjustments	—	—	—	—	189	—	189
Comprehensive income	—	—	—	—	—	—	362
Balance at March 31, 2010	12,315	$14	$102,920	$(6,311)	$2,300	$(304)	$98,619

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net income	$173	$1,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,829	1,290
Provision for deferred income taxes	86	231
Net tax benefit (expense) related to stock option exercises	4	(82)
Excess tax benefit related to stock option exercises	(10)	(3)
Non-cash stock-based compensation	504	416
Gain on sale of fixed assets	(11)	—
Change in operating assets and liabilities:
Accounts receivable	7,730	20,742
Inventories	25,743	20,307
Prepaid expenses and other current assets	(782)	(1,544)
Other assets	45	59
Accounts payable	(21,678)	(14,506)
Accrued expenses and other current liabilities	(5,052)	(5,842)
Deferred revenue	680	(3,066)
Total adjustments	9,088	18,002
Net cash provided by operating activities	9,261	19,013
Cash Flows From Investing Activities
Purchases of property and equipment	(2,164)	(1,555)
Net cash used in investing activities	(2,164)	(1,555)
Cash Flows From Financing Activities
Repayments under notes payable	(253)	(244)
Net payments under line of credit	(8,041)	(12,669)
Change in book overdraft	(1,590)	(4,660)
Payments of obligations under capital lease	(168)	(32)
Proceeds from stock issued under stock option plans	51	4
Excess tax benefit related to stock option exercises	10	3
Common shares repurchased and held in treasury	(57)	(1,588)
Net cash (used in) provided by financing activities	(10,048)	(19,186)
Effect of foreign currency on cash flow	189	(144)
Net change in cash and cash equivalents	(2,762)	(1,872)
Cash and cash equivalents at beginning of the period	9,215	6,748
Cash and cash equivalents at end of the period	$6,453	$4,876
Supplemental Cash Flow Information
Interest paid	$455	$432
Income taxes paid	215	1,821

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

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, as amended and filed on April 30, 2010, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2009 fiscal year and through the date of this report.

2. Summary of New Accounting Standard

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

3. Goodwill and Intangible Assets

Goodwill

Our goodwill, all of which is recorded in and held by our MME segment, totaled $19.3 million as of March 31, 2010 and December 31, 2009.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At March 31, 2010				At December 31, 2009
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	7	$5,878	(1)	$563	$5,315	$5,878	(1)	$557	$5,321
Customer relationships	5	8,104		4,017	4,087	8,104		3,662	4,442
Non-compete agreements	5	918		379	539	918		327	591
Other	5	32		32	—	32		32	—
Total intangible assets		$14,932		$4,991	$9,941	$14,932		$4,578	$10,354

(1)    Included in the total amount for “Patent, trademarks, & URLs” at March 31, 2010 and December 31, 2009 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was approximately $0.4 million for the three months ended March 31, 2010 and 2009. Estimated amortization expense for intangible assets in each of the next four years and thereafter is as follows: $1.2 million in the remainder of 2010; $1.7 million in 2011; $1.4 million in 2012; $0.4 million in 2013; and $29,000 thereafter.

4. Line of Credit and Notes Payable

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At March 31, 2010, we had $45.1 million of net working capital advances outstanding under the line of credit. At March 31, 2010, the maximum credit line was $130 million and we had $56.8 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at March 31, 2010. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

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

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014 or, in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At March 31, 2010, we had $3.5 million outstanding under the amended term note. Our term note matures as follows: $581,250 in the remainder of 2010, $775,000 annually in each of the years 2011 through 2013 and $581,250 thereafter.

At March 31, 2010, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.77%.

As of March 31, 2010, $0.3 million and $0.4 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in “Notes payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

5. Income Taxes

Accounting for Uncertainty in Income Taxes

ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the three months ended March 31, 2010, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of March 31, 2010.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2005, and state income tax examinations for years following 2004. In addition, certain federal and state net operating loss carryforwards generated after 1998 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

6. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended March 31, 2010 and 2009, approximately 2,213,000 and 2,083,000 shares of common stock underlying stock options have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended March 31, 2010:
Basic EPS
Net income	$173	12,302	$0.01
Effect of dilutive securities
Dilutive effect of stock options	—	197
Diluted EPS
Adjusted net income	$173	12,499	$0.01

Three Months Ended March 31, 2009:
Basic EPS
Net income	$1,011	12,416	$0.08
Effect of dilutive securities
Dilutive effect of stock options	—	204
Diluted EPS
Adjusted net income	$1,011	12,620	$0.08

7. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$173	$1,011
Other comprehensive loss:
Foreign currency translation adjustments	189	(144)
Total comprehensive income	$362	$867

8. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended March 31, 2010
Net sales	$107,994	$96,491	$44,015	$41,334	$20	$289,854
Gross profit	13,397	16,481	3,629	4,461	61	38,029
Depreciation and amortization expense(1)	4	653	52	88	1,032	1,829
Operating profit	6,384	4,614	378	554	(11,154)	776

Three Months Ended March 31, 2009
Net sales	$89,504	$84,930	$27,240	$57,619	$7	$259,300
Gross profit	11,281	15,871	3,683	6,632	28	37,495
Depreciation and amortization expense(1)	14	620	43	29	584	1,290
Operating profit	5,439	4,147	894	1,841	(10,261)	2,060

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of March 31, 2010 and December 31, 2009, we had total consolidated assets of $266.0 million and $301.2 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

9. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.7 million and $1.5 million for each of the three month periods ended March 31, 2010 and March 31, 2009. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Legal Proceedings

From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other litigation related to the conduct of our business. Any such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition.

* * *

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, as amended and filed on April 30, 2010, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2009 fiscal year and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

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

We have four operating segments for financial reporting purposes, consisting of SMB, MME, Public Sector and MacMall. Our operating segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate and Other. We allocate our resources to and evaluate the performance of our segments based on operating income.

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

There has been substantial ongoing weakness in the global economic environment, coupled with disruptions in the capital and credit markets. General economic conditions have an effect on our business and results of operations across all of our segments. As a result of the ongoing tightness in the credit markets, softness in the housing market, difficulties in the financial services sector, general economic weakness and continuing economic uncertainties, the direction and relative strength of the U.S. economy has remained considerably uncertain. If economic growth in the U.S. and other countries’ economies continues to be slow or declines, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could significantly hinder our growth. These factors could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition. In response to these developments, we have focused our efforts on cost reduction initiatives, competitive pricing strategies and driving higher margin service and solution sales, while continuing to make selective investments in our sales force personnel, service capabilities and IT infrastructure and tools in an effort to position us for enhanced productivity and future growth. We are currently engaged in an aggressive market share growth strategy in certain of our segments, which includes targeted aggressive pricing to acquire or enhance customer relationships as well as to enhance vendor relationships.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, Ingram Micro, Lenovo, Microsoft, Sun Microsystems and Tech Data. Products manufactured by HP represented approximately 19% of our net sales in each of the three months ended March 31, 2010 and 2009. Products manufactured by Apple represented approximately 16% and 19% of our net sales in the three months ended March 31, 2010 and 2009.

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

STRATEGIC DEVELOPMENTS

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We have completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. To date, we have incurred approximately $4.3 million of external costs, and approximately $1.6 million of internal capitalized labor costs related to the implementation of the ERP systems. In addition, based on our estimates, which are subject to change, we expect to incur approximately $5.0 million of additional external costs related to the implementation of the ERP systems. We also expect to incur material additional internal capitalized labor costs related to the ERP systems in the future.

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of March 31, 2010, we have received $3.1 million of the Cisco solution. We expect to receive the remainder of the equipment and services in the first half of 2010. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the second half of 2010.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, as amended and filed on April 30, 2010.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the year ended December 31, 2007, we applied the simplified method set out in ASC 718 (which also includes former SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005). For options granted during the quarter ended March 31, 2010 and the years ended December 31, 2009 and 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Goodwill and Intangible Assets. Goodwill is carried at historical costs, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill and indefinite lived intangible assets as of December 31 of each year. Under ASC 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment review include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from the annual impairment test, such loss will be recorded as a pre-tax charge to our operating income. We amortize other intangible assets with definite lives generally on a straight-line basis over their estimated useful lives.

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

	Three Months Ended March 31,
	2010	2009
Net sales	$289,854	$259,300
Cost of goods sold	251,825	221,805
Gross profit	38,029	37,495
Selling, general and administrative expenses	37,253	35,435
Operating profit	776	2,060
Interest expense, net	482	364
Income before income taxes	294	1,696
Income tax expense	121	685
Net income	$173	$1,011

	Three Months Ended March 31,
	2010	2009

Net sales	100.0%	100.0%
Cost of goods sold	86.9	85.5
Gross profit	13.1	14.5
Selling, general and administrative expenses	12.8	13.7
Operating profit	0.3	0.8
Interest expense, net	0.2	0.1
Income before income taxes	0.1	0.7
Income tax expense	0.0	0.3
Net income	0.1%	0.4%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
SMB	$107,994	$89,504	$18,490	20.7%
MME	96,491	84,930	11,561	13.6
Public Sector	44,015	27,240	16,775	61.6
MacMall	41,334	57,619	(16,285)	(28.3)
Corporate and Other	20	7	13	NMF (1)
Consolidated net sales	$289,854	$259,300	$30,554	11.8%

(1)  Not meaningful

Our consolidated net sales for the first quarter of 2010 were $289.9 million, a $30.6 million or 12% increase from consolidated net sales of $259.3 million in the first quarter of 2009.

Our SMB segment net sales increased by $18.5 million, or 21%, in the first quarter of 2010 to $108.0 million from $89.5 million in the first quarter of 2009. The increase in SMB segment net sales was primarily due to an improvement in demand environment and an increase in revenues from SMB’s new sales office located in Chicago, combined with SMB’s aggressive market growth strategy.

Our MME segment net sales increased by $11.6 million, or 14%, in the first quarter of 2010 to $96.5 million from $84.9 million in the first quarter of 2009. This increase was primarily due to increased spending by customers in the mid-market and enterprise sector in the first quarter of 2010. Product revenues increased by 27% in the first quarter of 2010 compared to the first quarter of 2009 while service revenues decreased by 20% in the first quarter of 2010 compared to the same period of 2009. Service revenues represented 19% of MME net sales in the first quarter of 2010 compared to 27% of sales in the same period of 2009. The service revenue decline was primarily due to a 23% decline in MME’s Sarcom branded professional and managed services in the first quarter of 2010 compared to the first quarter of 2009 resulting from certain large service projects in the first quarter of 2009 that did not reoccur in the first quarter of 2010. In addition, MME service revenues were also impacted by a 15% decline in services performed under our Abreon brand, which is primarily focused on change management and eLearning consulting. This decline was due primarily to a reduction in projects associated with larger ERP migrations. MME’s service revenue vehicles are primarily contract-based and have longer lead times. As a result, the decline in services revenue lagged the economic decline, and we believe service revenue recovery has lagged the economic turnaround.

Our Public Sector segment net sales increased by $16.8 million, or 62%, in the first quarter of 2010 to $44.0 million compared to $27.2 million in the first quarter of 2009. This increase in Public Sector net sales was due to an increase in net sales in both our federal government business and our SLED business driven by stronger demand and our aggressive public sector market share growth strategy, as well as significant backlog from a large customer carried over from the fourth quarter of 2009.

Our MacMall segment net sales decreased by $16.3 million, or 28%, in the first quarter of 2010 compared to $57.6 million in the first quarter of 2009. This decrease in MacMall net sales was primarily due to our intentional strategy shift to focus the MacMall brand on higher profit customer segments such as small businesses and creative professionals. The decrease in MacMall net sales was also affected by continued competition in the market for Apple products and the absence of year end opportunistic purchases we made in 2008 which we were able to profitably sell in the first quarter of 2009.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$13,397	12.4%	$11,281	12.6%	$2,116	(0.2)%
MME	16,481	17.1	15,871	18.7	610	(1.6)
Public Sector	3,629	8.2	3,683	13.5	(54)	(5.3)
MacMall	4,461	10.8	6,632	11.5	(2,171)	(0.7)
Corporate and Other	61	NMF (1)	28	NMF (1)	33	NMF (1)
Consolidated gross profit and gross profit margin	$38,029	13.1%	$37,495	14.5%	$534	(1.4)%

(1)  Not meaningful

Consolidated gross profit for the first quarter of 2010 was $38.0 million compared to $37.5 million in the first quarter of 2009, a $0.5 million or $1% increase. Consolidated gross profit margin was 13.1% in the first quarter of 2010 compared to 14.5% in the first quarter of 2009.

Gross profit for our SMB segment increased by $2.1 million, or 19%, to $13.4 million in the first quarter of 2010 compared to $11.3 million in the first quarter of 2009 and SMB gross profit margin decreased by 20 basis points to 12.4% in the first quarter 2010 compared to 12.6% in the first quarter 2009. The increase in SMB gross profit was primarily due to increased SMB net sales discussed above. The decrease in SMB gross profit margin was primarily due to a competitive pricing environment and our aggressive SMB market share growth strategy.

Gross profit for our MME segment increased by $0.6 million, or 4%, to $16.5 million in the first quarter of 2010 compared to $15.9 million in the first quarter of 2009 and MME gross profit margin decreased by 160 basis points to 17.1% in the first quarter of 2010 compared to 18.7% in the first quarter of 2009. The increase in MME gross profit was primarily due to increased MME net sales discussed above. The decrease in MME gross profit margin was primarily due to a competitive pricing environment and the decline in services as a percentage of sales.

Gross profit for our Public Sector segment decreased by $0.1 million, or 1%, to $3.6 million in the first quarter of 2010 compared to $3.7 million in the first quarter of 2009 and Public Sector gross profit margin decreased by 530 basis points to 8.2% in the first quarter of 2010 compared to 13.5% in the first quarter of 2009. The decrease in Public Sector gross profit and gross profit margin was primarily due to a higher mix of large, lower margin deals in first quarter of 2010. In the first quarter of 2009, our Public Sector business had an unusually high margin mix of transactions that resulted in margins higher than typically achieved. Excluding the impact of the first quarter of 2009, our Public Sector segment had an average gross profit margin of 10% for the remainder of 2009. Our 8.2% gross profit margin for the first quarter of 2010 reflects our previously stated market share growth strategy in the Public Sector business, specifically on the Wintel platform in order to broaden our sales mix.

Gross profit for our MacMall segment decreased by $2.1 million, or 33%, to $4.5 million in the first quarter of 2010 compared to $6.6 million in the first quarter of 2009 and MacMall gross profit margin decreased by 70 basis points to 10.8% in the first quarter of 2010 compared to 11.5% in the first quarter of 2009. The decrease in MacMall gross profit was primarily due to the decreased MacMall net sales discussed above. The decrease in MacMall gross profit margin was primarily due to the higher margin sales in the first quarter of 2009 mentioned above that did not reoccur in the first quarter of 2010 and the continued competitive pricing environment. We do not expect this competitive environment to improve in the near term; however, we are refining our MacMall market strategy to address the new market dynamics by focusing on higher profit customer segments such as small businesses and creative professionals.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2010			2009
	Operating	Operating Profit		Operating	Operating Profit		Change
	Profit	Margin(1)		Profit	Margin(1)		$	Margin
SMB	$6,384	5.9%		$5,439	6.1%		$945	(0.2)%
MME	4,614	4.8		4,147	4.9		467	(0.1)
Public Sector	378	0.9		894	3.3		(516)	(2.4)
MacMall	554	1.3		1,841	3.2		(1,287)	(0)
Corporate and Other	(11,154)	(3.8	)(1)	(10,261)	(4.0	)(1)	(893)	(0.2	)(1)
Consolidated operating profit and operating profit margin	$776	0.3%		$2,060	0.8%		$(1,284)	(0.5)%

(1)         Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the first quarter of 2010 was $0.8 million compared to $2.1 million in the first quarter of 2009, a $1.3 million, or 62%, decrease. Consolidated operating profit margin for the first quarter of 2010 was 0.3% compared to 0.8% in the first quarter of 2009.

Our SMB segment operating profit increased by $1.0 million, or 17%, to $6.4 million in the first quarter of 2010 compared to $5.4 million in the first quarter of 2009. The increase in SMB operating profit in the first quarter of 2010 was primarily due to the increase in SMB gross profit discussed above and a $0.3 million reduction in bad debt expense, partially offset by a $1.3 million increase in personnel costs. This increase in personnel costs in the first quarter of 2010 was primarily due to a one-time $0.6 million benefit related to the Canadian government labor subsidy program in the first quarter of 2009 that did not reoccur, a $0.4 million impact of a higher Canadian exchange rate, the investment in our Chicago office and our addition of account executives in that facility, and an increase in variable commission and bonus expenses due to the increased SMB gross profit discussed above.

Our MME segment operating profit increased by $0.5 million, or 11%, to $4.6 million in the first quarter of 2010 compared to $4.1 million in the first quarter of 2009. The increase was primarily due to the increase in MME gross profit discussed above.

Our Public Sector segment operating profit decreased by $0.5 million, or 58%, to $0.4 million in the first quarter of 2010 compared to $0.9 million in the first quarter of 2009. The decrease in Public Sector operating profit was primarily due to an increase in Public Sector personnel costs of $0.4 million, resulting from our investment in Public Sector’s Health Dynamics division and incremental investments in headcount.

Our MacMall segment operating profit decreased by $1.2 million, or 70%, to $0.6 million in the first quarter of 2010 compared to $1.8 million in the first quarter of 2009.  The decrease in MacMall operating profit was primarily due to the decrease in MacMall gross profit discussed above, partially offset by a $0.7 million decrease in MacMall advertising expenditures and a $0.3 million decrease in credit card processing fees on lower sales. However, MacMall operating profit increased sequentially from operating profit of $0.4 million in the fourth quarter 2009 on a seasonal decline in sales as a result of the aforementioned strategy shift.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments. First quarter 2010 Corporate & Other SG&A expenses increased by $0.9 million, or 9%, to $11.2 million from $10.3 million in the first quarter of 2009; however, they decreased sequentially from Q4 2009 by 5% from $11.7 million. The increase from the first quarter of 2009 was primarily related to an increase in personnel costs of $0.5 million, which included $0.2 million of severance costs related to our efforts to reduce personnel expenses and a $0.1 million increase in stock-based compensation expenses, and an increase in depreciation expenses of $0.4 million related to the completed portions of our ERP and infrastructure upgrades.

Net Interest Expense. Total net interest expense for the first quarter of 2010 increased to $0.5 million compared with $0.4 million in the first quarter of 2009. The increase in interest expense was primarily due to a higher average balance of our total outstanding borrowings during the first quarter of 2010 compared to the first quarter of 2009, partially offset by a lower average LIBOR rate during the first quarter of 2010 compared to the first quarter of 2009.

Income Tax Expense. We recorded an income tax expense of $0.1 million in the first quarter of 2010 compared to an income tax expense of $0.7 million in the first quarter of 2009. Our effective tax rate for the quarters ended March 31, 2010 and 2009 was approximately 41% and 40%.

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

We had cash and cash equivalents of $6.5 million at March 31, 2010 and $9.2 million at December 31, 2009. Our working capital was $54.0 million at each of March 31, 2010 and December 31, 2009.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that any repurchases of our common stock under this program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the quarter ended March 31, 2010, we repurchased a total of 10,750 shares of our common stock under this program for a cost of approximately $57,000. From the inception of the program in October 2008 through March 31, 2010, we have repurchased an aggregate total of 1,335,160 shares of our common stock for a cost of $5.3 million. The repurchased shares are held as treasury stock.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of March 31, 2010, we had an accrued receivable of $7.3 million related to the 2008 and 2009 calendar years and we expect to receive full payment under our labor credit claims.

Cash Flows from Operating Activities. Net cash provided by operating activities was $9.3 million in the first quarter of 2010 compared to $19.0 million in the first quarter of 2009. The $9.3 million of net cash provided by operating activities was primarily due to a $25.7 million decrease in inventory reflecting the sell-through of seasonal purchases made in late 2009 as well as sell-through of our Public Sector segment backlog and a $7.7 million decrease in accounts receivable related to lower open account sales in the current quarter, partially offset by a $21.7 million decrease in gross accounts payable. The $19.0 million of net cash provided by operating activities in the first quarter of 2009 was primarily due to the $20.7 million decrease in accounts receivable resulting from lower open account sales in that quarter and the $20.3 million decrease in inventory reflecting the sell-through of seasonal and strategic purchases made in late 2008, partially offset by a $14.5 million decrease in gross accounts payable.

Cash Flows from Investing Activities. Net cash used in investing activities was $2.2 million in the first quarter of 2010 compared to $1.6 million in the first quarter of 2009, related to capital expenditures in each period. Capital expenditures in the first quarter of 2010 were primarily related to investments in our IT infrastructure, leasehold improvements relating to our relocated retail store in Torrance, California and the creation of enhanced electronic tools for our account executives and sales support staff. Capital expenditures in the first quarter of 2009 were primarily related to the investment in our IT infrastructure, including ERP, security and telecommunications upgrades.

Cash Flows from Financing Activities. Net cash used in financing activities for the first quarter of 2010 was $10.0 million compared to $19.2 million in the first quarter of 2009. The $10.0 million of net cash used in financing activities in the first quarter of 2010 was primarily due to the $8.0 million of net payments made on the outstanding balance of our line of credit and a $1.6 million change in book overdraft. The $19.2 million of net cash used in financing activities in the first quarter of 2009 was primarily due to the $12.7 million of net payments made on the outstanding balance of our line of credit and a $4.7 million change in book overdraft.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At March 31, 2010, we had $45.1 million of net working capital advances outstanding under the line of credit. At March 31, 2010, the maximum credit line was $130 million and we had $56.8 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at March 31, 2010. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

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

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014 or, in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At March 31, 2010, we had $3.5 million outstanding under the amended term note. Our term note matures as follows: $581,250 in the remainder of 2010, $775,000 annually in each of the years 2011 through 2013 and $581,250 thereafter.

At March 31, 2010, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.77%.

As of March 31, 2010, $0.3 million and $0.4 million relating to the financing of our purchase of Microsoft AX (Axapta) were included in “Notes payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

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

Other Planned Capital Projects

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We have completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. To date, we have incurred approximately $4.3 million of external costs, and approximately $1.6 million of internal capitalized labor costs related to the implementation of the ERP systems. In addition, based on our estimates, which are subject to change, we expect to incur approximately $5.0 million of additional external costs related to the implementation of the ERP systems. We also expect to incur material additional internal capitalized labor costs related to the ERP systems in the future.

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of March 31, 2010, we have received $3.1 million of the Cisco solution. We expect to receive the remainder of the equipment and services in the first half of 2010. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the second half of 2010.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 9 of the Notes to the Consolidated Financial Statements of this report, which is incorporated herein by reference.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements, see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this report, which is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategies, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

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

•             our plans for our growth strategies, including our market share growth strategies and our refined MacMall strategy;

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

•             our ability to execute our business strategies;

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

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail under the heading “Risk Factors” in Part II, Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement or other information contained herein to reflect new information, events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At March 31, 2010, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2010. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2010, we had $45.1 million outstanding under our line of credit and $3.5 million outstanding under our note payable. As of March 31, 2010, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.5 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of March 31, 2010, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, other than ordinary routine litigation incidental to the business. From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other litigation related to the conduct of our business. Any such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have set forth the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. You should carefully consider the risks and uncertainties facing our business which are set forth below. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by HP represented approximately 19% of our net sales in each of the three months ended March 31, 2010 and 2009. Products manufactured by Apple represented approximately 16% and 19% of our net sales in the three months ended March 31, 2010 and 2009. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We are subject to intense price competition with respect to the products we sell. As a result, our gross margins have historically been narrow, and we expect them to continue to be narrow. As a result of the recent economic downturn, we have experienced increasing price competition, which has had a negative impact on our gross margins. Our narrow gross margins magnify the impact of variations in our operating costs and of adverse or unforeseen events on our operating results. Future increases in costs such as the cost of merchandise, wage levels, shipping rates, freight costs and fuel costs may negatively impact our margins and profitability. We are not always able to raise the sales price of our merchandise to offset cost increases. If we are unable to maintain our gross margins in the future, it could have a material adverse effect on our business, financial condition and results of operations. In addition, because price is an important competitive factor in our industry, we cannot assure you that we will not be subject to increased price competition in the future. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our gross margins, or that we will be able to compete effectively.

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

Based upon current interpretations of existing law, certain of our subsidiaries currently collect and remit sales or use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state direct marketers. Furthermore, court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state were quite limited (e.g., visiting the state several times a year to aid customers or to inspect stores stocking their goods or to provide training or other support to customers in the state). States have also successfully imposed sales and use tax collection responsibility upon in-state manufacturers that agree to act as a drop shipper for the out-

of-state marketer, giving rise to the risk that such taxes may be imposed indirectly on the out-of-state seller. We believe our operations in states in which we have no physical presence are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. Various state laws, regulations and taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. For example, New York recently adopted an affiliate marketing statute and related regulations that impose sales and use tax collection obligations on out-of-state sellers that use certain web-based affiliate marketing relationships with web-based affiliates deemed to be located in New York. Other states such as California, Connecticut, Hawaii and Minnesota have proposed similar legislation. There can be no assurance that existing or future laws that impose taxes or other regulations on direct marketing or Internet commerce would not substantially impair our growth or otherwise have a material adverse effect on our business, results or operations and financial condition.

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

Significant negative industry or economic trends, including decreases in our market capitalization, slower growth rates or lack of growth in our business, resulted in write-downs and impairment charges in fiscal 2008. While no such write-downs or charges occurred in fiscal 2009 or the first quarter of 2010, if such occur in the future it may indicate that additional impairment charges are required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements. In addition, the testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

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

•             foreign currency exchange rate;

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

Our ability to analyze data derived from our management information (ERP) systems, or our telephone system, to increase product promotions, manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis and to maintain cost-efficient operations, is dependent upon the quality and utilization of the information generated by these systems. We regularly upgrade our system hardware and software to better meet the information requirements of our users, and believe that to remain competitive, it will be necessary for us to upgrade our systems on a regular basis in the future. We currently operate our management information systems using an HP3000 Enterprise System and are in the process of implementing a substantial upgrade to our ERP system. This implementation is complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated across our business. We have created a project plan that we believe provides a reasonable allocation of resources to the project; however, execution of the plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. Furthermore, any divergence from our project plan could affect the timing and/or extent of benefits we expect to achieve from the system and process efficiencies. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system, or in the performance of our legacy systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship and bill for orders in a timely manner. We do not currently have a redundant or back-up telephone system, nor do we have complete redundancy for our management information systems. Any interruption in our systems, including those caused by natural disasters, could have a material adverse effect on our business, financial condition and results of operations.

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

The repurchased shares are held as treasury stock. A summary of the repurchase activity for the three months ended March 31, 2010 is as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	—	—	—	—
February 1, 2010 to February 28, 2010	—	—	—	—
March 1, 2010 to March 31, 2010	10,750	$5.28	10,750	4,707
Total	10,750	5.28	10,750	4,707

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

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

PC MALL, INC.
(Registrant)

Date: May 10, 2010	By:	/s/ Brandon H. LaVerne
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