Form 10-Q
period 2010-06-30
PC MALL INC
filed 2010-08-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 4, 2010, the registrant had 12,220,381 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,988	$9,215
Accounts receivable, net of allowances of $2,389 and $2,740	170,007	161,468
Inventories, net	52,887	68,564
Prepaid expenses and other current assets	13,123	9,290
Deferred income taxes	3,386	3,297
Total current assets	252,391	251,834
Property and equipment, net	21,689	17,091
Deferred income taxes	1,010	1,538
Goodwill	25,510	19,291
Intangible assets, net	12,756	10,354
Other assets	951	1,068
Total assets	$314,307	$301,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,250	$108,773
Accrued expenses and other current liabilities	25,747	25,148
Deferred revenue	14,428	9,714
Line of credit	64,842	53,127
Note payable — current	1,148	1,038
Total current liabilities	209,415	197,800
Note payable and other long-term liabilities	4,990	5,621
Total liabilities	214,405	203,421
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,079,365 and 14,031,740 shares issued; and 12,226,006 and 12,290,652 shares outstanding, respectively	14	14
Additional paid-in capital	103,629	102,361
Treasury stock, at cost: 1,853,359 and 1,741,088 shares	(6,808)	(6,254)
Accumulated other comprehensive income	2,008	2,111
Accumulated earnings (deficit)	1,059	(477)
Total stockholders’ equity	99,902	97,755
Total liabilities and stockholders’ equity	$314,307	$301,176

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$316,983	$261,412	$606,837	$520,712
Cost of goods sold	276,428	225,575	528,253	447,380
Gross profit	40,555	35,837	78,584	73,332
Selling, general and administrative expenses	37,708	33,880	74,961	69,315
Operating profit	2,847	1,957	3,623	4,017
Interest expense, net	507	324	989	688
Income before income taxes	2,340	1,633	2,634	3,329
Income tax expense	977	818	1,098	1,503
Net income	$1,363	$815	$1,536	$1,826
Basic and Diluted Earnings Per Common Share
Basic	$0.11	$0.07	$0.13	$0.15
Diluted	0.11	0.06	0.12	0.14
Weighted average number of common shares outstanding:
Basic	12,270	12,296	12,280	12,356
Diluted	12,565	12,674	12,596	12,620

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Additional		Accumulated Other	Accumulated
	Common Stock		Paid-in-	Treasury	Comprehensive	Earnings
	Outstanding	Amount	Capital	Stock	Income	(Deficit)	Total
Balance at December 31, 2009	12,291	$14	$102,361	$(6,254)	$2,111	$(477)	$97,755
Stock option exercises and restricted stock awards, including related income tax benefit	47	—	101	—	—		101
Stock-based compensation expense	—	—	1,167	—	—	—	1,167
Purchase of common stock under a repurchase program	(112)			(554)			(554)
Subtotal	—	—	—	—	—	—	98,469
Net income	—	—	—	—	—	1,536	1,536
Translation adjustments	—	—	—	—	(103)	—	(103)
Comprehensive income	—	—	—	—	—	—	1,433
Balance at June 30, 2010	12,226	$14	$103,629	$(6,808)	$2,008	$1,059	$99,902

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$1,536	$1,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,731	2,622
Provision for deferred income taxes	421	570
Net tax benefit (expense) related to stock option exercises	43	(298)
Excess tax benefit related to stock option exercises	(16)	(278)
Non-cash stock-based compensation	1,167	822
Gain on sale of fixed assets	(11)	—
Change in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(7,579)	16,666
Inventories	15,677	20,202
Prepaid expenses and other current assets	(3,833)	(80)
Other assets	115	164
Accounts payable	(3,221)	(11,241)
Accrued expenses and other current liabilities	(2,997)	(8,015)
Deferred revenue	4,130	(3,464)
Total adjustments	7,627	17,670
Net cash provided by operating activities	9,163	19,496
Cash Flows From Investing Activities
Purchases of property and equipment	(4,425)	(3,135)
Acquisition of NSPI, net of cash acquired	(8,788)	—
Net cash used in investing activities	(13,213)	(3,135)
Cash Flows From Financing Activities
Repayments under notes payable	(550)	(511)
Net borrowings (payments) under line of credit	11,715	(14,968)
Change in book overdraft	(2,446)	(2,945)
Payments of obligations under capital lease	(313)	(60)
Proceeds from stock issued under stock option plans	58	439
Excess tax benefit related to stock option exercises	16	278
Common shares repurchased and held in treasury	(554)	(1,647)
Net cash provided by (used in) financing activities	7,926	(19,414)
Effect of foreign currency on cash flow	(103)	283
Net change in cash and cash equivalents	3,773	(2,770)
Cash and cash equivalents at beginning of the period	9,215	6,748
Cash and cash equivalents at end of the period	$12,988	$3,978
Supplemental Cash Flow Information
Interest paid	$908	$776
Income taxes paid	386	2,142
Supplemental Non-Cash Investing and Financing Activities
Purchase of infrastructure system	$—	$360
NSPI acquisition related:
Fair value of assets acquired, net of cash acquired	$13,472	$—
Net cash paid	(8,788)	—
Liabilities assumed	$4,684	$—

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, field service teams, various direct marketing techniques and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, sarcom.com, abreon.com, nspi.com and onsale.com and other promotional materials.

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, as amended and filed on April 30, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2009 fiscal year and through the date of this report.

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

3. Acquisition

NSPI

In June 2010, Sarcom, Inc, our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom are billable IT resources. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders can earn additional consideration based on the performance of the NSPI business over the next two years, up to a total of approximately $5.2 million. In accordance with ASC 805, based on an initial valuation of the fair value of the contingent consideration, we recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation is based upon management’s initial forecasts of expected profitability of NSPI during the earnout period, and will be updated, if necessary, in future periods with adjustments reflected in our consolidated statement of operations.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill, all of which is recorded in and held by our MME segment, totaled $25.5 million at June 30, 2010 and $19.3 million as of December 31, 2009. The $6.2 million of increase in goodwill from December 31, 2009 to June 30, 2010 was related to our acquisition of NSPI, which is discussed above, and is amortizable for income tax purposes over 15 years.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At June 30, 2010				At December 31, 2009
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	9	$6,328	(1)	$572	$5,756	$5,878	(1)	$557	$5,321
Customer relationships	6	10,654		4,388	6,266	8,104		3,662	4,442
Non-compete agreements	4	1,168		434	734	918		327	591
Other	5	32		32	—	32		32	—
Total intangible assets		$18,182		$5,426	$12,756	$14,932		$4,578	$10,354

(1) Included in the total amount for “Patent, trademarks, & URLs” at June 30, 2010 and December 31, 2009 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was approximately $0.4 million for the three months ended June 30, 2010 and 2009 and approximately $0.8 million and approximately $0.7 million for the six months ended June 30, 2010 and 2009.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $1.0 million in the remainder of 2010; $2.0 million in 2011; $1.7 million in 2012; $0.8 million in 2013, $0.4 million in 2014 and $1.6 million thereafter.

5. Debt

We maintain an asset-based revolving credit facility, as amended from time to time, of up to $150 million from lending units of large commercial banks. The credit facility provides for, among other things, (i) a credit limit of $130 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $130 million is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; (iii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iv) a maturity date of March 2011. In October 2008, we elected to increase our maximum credit line to $130 million from a previous maximum of $115 million.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At June 30, 2010, we had $64.8 million of net working capital advances outstanding under the line of credit. At June 30, 2010, the maximum credit line was $130 million and we had $57.8 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at June 30, 2010. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

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

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014 or, in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At June 30, 2010, we had $3.3 million outstanding under the amended term note. Our term note matures as follows: $387,500 in the remainder of 2010, $775,000 annually in each of the years 2011 through 2013 and $581,250 thereafter.

At June 30, 2010, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.85%.

As of June 30, 2010, $0.3 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in each of our “Notes payable — current” and “Notes payable and other long-term liabilities” on our Consolidated Balance Sheets.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Accounting for Uncertainty in Income Taxes

ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the three and six months ended June 30, 2010, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of June 30, 2010.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2005, and state income tax examinations for years following 2004. In addition, certain federal and state net operating loss carryforwards generated after 1998 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. In addition, we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. As such, potential common shares of approximately 1,027,000 and 856,000 for the three months ended June 30, 2010 and 2009, and approximately 1,031,000 and 1,714,000 for the six months ended June 30, 2010 and 2009 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Three Months Ended June 30, 2010:
Basic EPS
Net income	$1,363	12,270	$0.11
Effect of dilutive securities
Dilutive effect of stock options	—	295
Diluted EPS
Adjusted net income	$1,363	12,565	$0.11
Three Months Ended June 30, 2009:
Basic EPS
Net income	$815	12,296	$0.07
Effect of dilutive securities
Dilutive effect of stock options	—	378
Diluted EPS
Adjusted net income	$815	12,674	$0.06
Six Months Ended June 30, 2010:
Basic EPS
Net income	$1,536	12,280	$0.13
Effect of dilutive securities
Dilutive effect of stock options	—	316
Diluted EPS
Adjusted net income	$1,536	12,596	$0.12
Six Months Ended June 30, 2009:
Basic EPS
Net income	$1,826	12,356	$0.15
Effect of dilutive securities
Dilutive effect of stock options	—	264
Diluted EPS
Adjusted net income	$1,826	12,620	$0.14

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$1,363	$815	$1,536	$1,826
Other comprehensive income (loss):
Foreign currency translation adjustments	(292)	427	(103)	283
Total comprehensive income	$1,071	$1,242	$1,433	$2,109

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended June 30, 2010
Net sales	$107,709	$125,482	$41,109	$42,698	$(15)	$316,983
Gross profit	14,678	18,639	2,586	4,720	(68)	40,555
Depreciation and amortization expense (1)	4	679	55	109	1,055	1,902
Operating profit (loss)	7,648	6,015	(821)	1,274	(11,269)	2,847

Three Months Ended June 30, 2009
Net sales	$85,267	$92,410	$37,958	$45,776	$1	$261,412
Gross profit	11,598	15,771	3,796	4,625	47	35,837
Depreciation and amortization expense (1)	12	630	51	29	610	1,332
Operating profit (loss)	5,789	4,650	782	468	(9,732)	1,957

Six Months Ended June 30, 2010
Net sales	$215,703	$221,973	$85,124	$84,032	$5	$606,837
Gross profit	28,075	35,120	6,215	9,181	(7)	78,584
Depreciation and amortization expense (1)	8	1,332	107	197	2,087	3,731
Operating profit (loss)	14,032	10,629	(443)	1,828	(22,423)	3,623

Six Months Ended June 30, 2009
Net sales	$174,771	$177,340	$65,198	$103,395	$8	$520,712
Gross profit	22,879	31,642	7,479	11,257	75	73,332
Depreciation and amortization expense (1)	26	1,250	94	58	1,194	2,622
Operating profit (loss)	11,228	8,797	1,676	2,309	(19,993)	4,017

(1)	Primary fixed assets relating to network and servers are managed by our corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of June 30, 2010 and December 31, 2009, we had total consolidated assets of $314.3 million and $301.2 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.7 million and $1.5 million for the three months ended June 30, 2010 and 2009, and $3.3 million and $3.0 million for the six months ended June 30, 2010 and 2009. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, as amended and filed on April 30, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2009 fiscal year and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

BUSINESS OVERVIEW

PC Mall, Inc., together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), founded in 1987, is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, field service teams, various direct marketing techniques and three retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, pcmallgov.com, gmri.com, sarcom.com, abreon.com, nspi.com and onsale.com and other promotional materials.

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

There has been substantial ongoing weakness in the global economic environment, coupled with disruptions in the capital and credit markets. General economic conditions have an effect on our business and results of operations across all of our segments. As a result of the ongoing tightness in the credit markets, softness in the housing market, difficulties in the financial services sector, general economic weakness and continuing economic uncertainties, the direction and relative strength of the U.S. economy has remained considerably uncertain. If economic growth in the U.S. and other countries’ economies slows or declines, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could significantly hinder our growth. These factors could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition. In response to these developments, we have focused our efforts on cost reduction initiatives, competitive pricing strategies and driving higher margin service and solution sales, while continuing to make selective investments in our sales force personnel, service capabilities and IT infrastructure and tools in an effort to position us for enhanced productivity and future growth. We are currently engaged in an aggressive market share growth strategy in certain of our segments, which includes targeted aggressive pricing to acquire or enhance customer relationships as well as to enhance vendor relationships.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, Ingram Micro, Lenovo, Microsoft, Sun Microsystems and Tech Data. Products manufactured by HP represented approximately 25% and 19% of our net sales in the three months ended June 30, 2010 and 2009, and 22% and 19% of our net sales in the six months ended June 30, 2010 and 2009. Products manufactured by Apple represented approximately 16% of our net sales in each of the three months ended June 30, 2010 and 2009, and 16% and 18% of our net sales in the six months ended June 30, 2010 and 2009.

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

STRATEGIC DEVELOPMENTS

ERP and Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. To date, we have incurred approximately $4.3 million of external and hardware costs, and approximately $1.4 million of internal capitalized labor costs related to the implementation of the ERP systems. In addition, based on our estimates, which are subject to change, we expect to incur approximately $5.0 million of additional external and hardware costs related to the implementation of the ERP systems. We also expect to incur material additional internal capitalized labor costs related to the ERP systems in the future.

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of June 30, 2010, we have received $3.1 million of the Cisco solution. We expect to receive the remainder of the equipment and services in the second half of 2010. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the first half of 2011.

NSPI Acquisition

In June 2010, Sarcom, Inc, our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom are billable IT resources. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders can earn additional consideration based on the performance of the NSPI business over the next two years, up to a total of approximately $5.2 million. In accordance with ASC 805, based on an initial valuation of the fair value of the contingent consideration, we recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation is based upon management’s initial forecasts of expected profitability of NSPI during the earnout period, and will be updated, if necessary, in future periods with adjustments reflected in our consolidated statement of operations.

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

Advertising Costs and Vendor Consideration. We account for advertising costs in accordance with ASC 340-20 (formerly Statement of Position No. 93-7, “Reporting on Advertising Costs”). We produce and circulate direct response catalogs at various dates throughout the year. The costs of developing, producing and circulating each direct response catalog are deferred, when warranted, and amortized to advertising expense based on the life of the catalog, which is approximately eight weeks. Other non-deferrable catalog and non-catalog advertising expenditures are expensed in the period incurred. Advertising expenditures are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Deferred advertising costs, if any, are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets. At June 30, 2010 we had no deferred advertising costs, and at December 31, 2009 we had $0.3 million of deferred advertising costs on our Consolidated Balance Sheets.

We receive vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50 (formerly EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. As we circulate catalogs throughout the year, we also receive market development funds and other vendor consideration from vendors included in each catalog. These funds are deferred, when warranted, and recognized based on sales generated over the life of the catalog. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheets. At the end of any given period, unbilled receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.”

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the year ended December 31, 2007, we applied the simplified method set out in ASC 718 (which also includes former SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005). For options granted during the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$316,983	$261,412	$606,837	$520,712
Cost of goods sold	276,428	225,575	528,253	447,380
Gross profit	40,555	35,837	78,584	73,332
Selling, general and administrative expenses	37,708	33,880	74,961	69,315
Operating profit	2,847	1,957	3,623	4,017
Interest expense, net	507	324	989	688
Income before income taxes	2,340	1,633	2,634	3,329
Income tax expense	977	818	1,098	1,503
Net income	$1,363	$815	$1,536	$1,826

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.2	86.3	87.1	85.9
Gross profit	12.8	13.7	12.9	14.1
Selling, general and administrative expenses	11.9	13.0	12.3	13.3
Operating profit	0.9	0.7	0.6	0.8
Interest expense, net	0.2	0.1	0.2	0.1
Income before income taxes	0.7	0.6	0.4	0.7
Income tax expense	0.3	0.3	0.2	0.3
Net income	0.4%	0.3%	0.2%	0.4%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change
	2010	2009	$	%
SMB	$107,709	$85,267	$22,442	26.3%
MME	125,482	92,410	33,072	35.8
Public Sector	41,109	37,958	3,151	8.3
MacMall	42,698	45,776	(3,078)	(6.7)
Corporate and Other	(15)	1	(16)	NMF (1)
Consolidated net sales	$316,983	$261,412	$55,571	21.3%

(1)     Not meaningful.

Our consolidated net sales for the second quarter of 2010 were $317.0 million, a $55.6 million or 21% increase from consolidated net sales of $261.4 million in the second quarter of 2009.

SMB segment net sales increased by $22.4 million, or 26%, to $107.7 million in the second quarter of 2010 from $85.3 million in the second quarter of 2009 primarily due to improved account executive productivity, an improvement in the demand environment and an increase in revenues from SMB’s new sales office located in Chicago.

Our MME segment net sales increased by $33.1 million, or 36%, to $125.5 million in the second quarter of 2010 from $92.4 million in the second quarter of 2009. This increase was primarily due to increased spending by customers in the mid-market and enterprise sector in the second quarter of 2010, which included a few large transactions with enterprise accounts.  Product revenues increased by 50% in the second quarter of 2010 compared to the second quarter of 2009 while service revenues decreased by 7% in the second quarter of 2010 compared to the second quarter of 2009. Service revenues represented 17% of MME net sales in the second quarter of 2010 compared to 25% of sales in the second quarter of 2009. The service revenue decline was primarily due to an 18% decline in MME’s Sarcom branded professional and managed services in the second quarter of 2010 compared to the second quarter of 2009 resulting from certain large service projects in the second quarter of 2009 that did not reoccur in the second quarter of 2010. The decline in service revenues was partially offset by a 14% increase in services performed under our Abreon brand, which is primarily focused on change management and eLearning consulting. MME’s service revenue vehicles are primarily contract-based and have longer lead times.

Our Public Sector segment net sales increased by $3.1 million, or 8%, to $41.1 million in the second quarter of 2010 from $38.0 million in the second quarter of 2009. This increase in Public Sector net sales was due to a 34% increase in net sales of our state and local government and educational institution business driven by stronger demand and our aggressive public sector market share growth strategy. These increases were partially offset by a 7% decrease in our federal government business due to reductions in sales of Sun Microsystems solutions, substantially related to the acquisition of Sun by Oracle and resulting vendor program changes in connection with Sun solutions. These changes also had a significant negative impact on our federal government net sales through a large contract vehicle.

Our MacMall segment net sales decreased by $3.1 million, or 7%, to $42.7 million in the second quarter of 2010 from $45.8 million in the second quarter of 2009. Sales in our MacMall segment declined primarily due to our previously announced intentional strategy shift in the first quarter of 2010 to focus the MacMall brand on higher profit customer segments such as small businesses, creative professionals and high-end consumers.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$14,678	13.6%	$11,598	13.6%	$3,080	0.0%
MME	18,639	14.9	15,771	17.1	2,868	(2.2)
Public Sector	2,586	6.3	3,796	10.0	(1,210)	(3.7)
MacMall	4,720	11.1	4,625	10.1	95	1.0
Corporate and Other	(68)	NMF	47	NMF	(115)	NMF
Consolidated gross profit and gross profit margin	$40,555	12.8%	$35,837	13.7%	$4,718	(0.9)%

Consolidated gross profit for the second quarter of 2010 was $40.6 million compared to $35.8 million in the second quarter of 2009, a $4.8 million or 13% increase. Consolidated gross profit margin was 12.8% in the second quarter of 2010 compared to 13.7% in the second quarter of 2009, a decrease of 90 basis points.

Gross profit for our SMB segment increased by $3.1 million, or 27%, to $14.7 million in the second quarter of 2010 compared to $11.6 million in the second quarter of 2009, resulting primarily from increased SMB net sales discussed above. SMB gross profit margin remained unchanged at 13.6% in the second quarter of 2010 compared to the second quarter of 2009 reflecting improvements due to seasonally strong enterprise software sales and a normalization of competitive pricing pressures, offset by a 71 basis point decline in vendor consideration as a percentage of net sales.

Gross profit for our MME segment increased by $2.8 million, or 18%, to $18.6 million in the second quarter of 2010 compared to $15.8 million in the second quarter of 2009, and gross profit margin decreased by 220 basis points to 14.9% in the second quarter of 2010 compared to 17.1% in the second quarter of 2009. The increase in MME gross profit was due to the increase in MME net sales discussed above. The decrease in MME gross profit margin was primarily due to the impact of the few large enterprise transactions mentioned above that were sold at lower margins, combined with the relative decreased mix of service sales during the quarter.

Gross profit for our Public Sector segment decreased by $1.2 million, or 32%, to $2.6 million in the second quarter of 2010 compared to $3.8 million in the second quarter of 2009, and gross profit margin decreased by 370 basis points to 6.3% in the second quarter of 2010 compared to 10.0% in the second quarter of 2009. The decrease in Public Sector gross profit and gross profit margin was primarily due to the impact of the Sun changes mentioned above. Gross profit margin also reflects our previously stated market share growth strategy in the Public Sector business, specifically on the Wintel platform in order to broaden our sales mix.

Gross profit for our MacMall segment increased by $0.1 million, or 2%, to $4.7 million in the second quarter of 2010 compared to $4.6 million in the second quarter of 2009, and gross profit margin increased by 100 basis points to 11.1% in the second quarter of 2009 compared to 10.1% in the second quarter of 2009. The increase in MacMall gross profit and MacMall gross profit margin was primarily due to our previously announced strategy shift to focus the MacMall brand on higher profit customer segments.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2010			2009
		Operating			Operating
	Operating	Profit		Operating	Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$7,648	7.1%		$5,789	6.8%		$1,859	0.3%
MME	6,015	4.8		4,650	5.0		1,365	(0.2)
Public Sector	(821)	(2.0)		782	2.1		(1,603)	(4.1)
MacMall	1,274	3.0		468	1.0		806	2.0
Corporate and Other	(11,269)	(3.6	)(1)	(9,732)	(3.7	)(1)	(1,537)	0.1
Consolidated operating profit and operating profit margin	$2,847	0.9%		$1,957	0.7%		$890	0.2%

(1)

Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit increased by $0.9 million, or 45%, to $2.9 million in the second quarter of 2010 compared to $2.0 million in the second quarter of 2009. Consolidated operating profit margin for the second quarter of 2010 was 0.9% compared to 0.7% in the second quarter of 2009, an increase of 20 basis points.

Our SMB segment operating profit increased by $1.8 million, or 32%, to $7.6 million in the second quarter of 2010 compared to $5.8 million in the second quarter of 2009. The increase in SMB operating profit in the second quarter of 2010 was primarily due to the increase in SMB gross profit discussed above, partially offset by a $1.1 million increase in personnel costs. This increase in personnel costs in the second quarter of 2010 was primarily due to a $0.3 million impact of a higher Canadian exchange rate, the investment in our Chicago office and our addition of account executives in that facility, and an increase in variable commission and bonus expenses due to the increased SMB gross profit.

Our MME segment operating profit increased by $1.3 million, or 29%, to $6.0 million in the second quarter of 2010 compared to $4.7 million in the second quarter of 2009. The increase in MME operating profit was primarily due to the increase in MME gross profit discussed above, partially offset by a $0.9 million increase in personnel costs due in part to an increase in variable compensation costs related to the increased gross profit, a $0.2 million increase in bad debt expense and a $0.2 million increase in telecommunication expenses.

Our Public Sector segment had an operating loss of $0.8 million in the second quarter of 2010 compared to an operating profit of $0.8 million in the second quarter of 2009. The decrease in Public Sector operating profit from the second quarter of 2009 was primarily due to the decrease in Public Sector gross profit discussed above and an increase in Public Sector personnel costs of $0.4 million, resulting from our investment in our Public Sector’s Health Dynamix division and incremental investments in headcount. If the Sun Microsystems vendor program changes mentioned above are not modified from their current structure, or we are not able to sufficiently mitigate such changes, it could have a negative impact on our Public Sector sales, gross profit and operating profit in the future.

Our MacMall operating profit increased by $0.8 million to $1.3 million in the second quarter of 2010 compared to $0.5 million in the second quarter of 2009. The increase in MacMall operating profit was primarily due to a $0.7 million decrease in advertising expenditures and the $0.1 million increase in MacMall gross profit discussed above, each of which was facilitated by our strategy shift.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments. Second quarter 2010 Corporate & Other SG&A expenses increased by $1.6 million, or 16%, to $11.3 million from $9.7 million in the second quarter of 2009. The increase from the second quarter 2009 was primarily related to an increase in personnel costs of $0.6 million, which included $0.2 million increase in stock-based compensation expenses, and an increase in depreciation expenses of $0.4 million primarily related to the completed portions of our ERP and infrastructure upgrades. Results in the second quarter of 2010 also include approximately $0.2 million of legal costs associated with our acquisition of NSPI.

Net Interest Expense. Total net interest expense for the second quarter of 2010 increased to $0.5 million compared with $0.3 million in the second quarter of 2009. The increase in interest expense resulted primarily from an increase in our average total outstanding borrowings, partially offset by a decrease in our average effective borrowing rate in the second quarter of 2010 compared to the second quarter of 2009.

Income Tax Expense. We recorded an income tax expense of $1.0 million in the second quarter of 2010 compared to an income tax expense of $0.8 million in the second quarter of 2009. Our effective tax rates for the quarters ended June 30, 2010 and 2009 were approximately 42% and 50%. The decrease in our effective tax rate in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to the impact of a tax adjustment relating to a dividend from an international subsidiary in the second quarter of 2009 that did not reoccur in 2010.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Change
	2010	2009	$	%
SMB	$215,703	$174,771	$40,932	23.4%
MME	221,973	177,340	44,633	25.2
Public Sector	85,124	65,198	19,926	30.6
MacMall	84,032	103,395	(19,363)	(18.7)
Corporate and Other	5	8	(3)	NMF
Consolidated net sales	$606,837	$520,712	$86,125	16.5%

Our consolidated net sales for the six months ended June 30, 2010 were $606.8 million, an $86.1 million, or 17%, increase from consolidated net sales of $520.7 million in the six months ended June 30, 2009.

Our SMB segment net sales increased by $40.9 million, or 23%, to $215.7 million in the six months ended June 30, 2010 from $174.8 million in the six months ended June 30, 2009, primarily due to an improvement in the demand environment, an increase in revenues from SMB’s new sales office located in Chicago, combined with SMB’s aggressive market growth strategy.

Our MME segment net sales increased by $44.7 million, or 25%, to $222.0 million in the six months ended June 30, 2010 from $177.3 million in the six months ended June 30, 2009. This increase was primarily due to increased spending by customers in the mid-market and enterprise sector in the six months ended June 30, 2010, which included a few large transactions in the second quarter of 2010 with enterprise accounts. Product revenues increased by 39% in the six months ended June 30, 2010 compared to the same period in 2009 while service revenues decreased by 14% in the six months ended June 30, 2010 compared to the same period in 2009. Service revenues represented 18% of MME net sales in the six months ended June 30, 2010 compared to 26% of net sales in the six months ended June 30, 2009. The service revenue decline was primarily due to a 21% decline in MME’s Sarcom branded professional and managed services in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 resulting from certain large service projects in the six months ended June 30, 2009 that did not reoccur in the six months ended June 30, 2010. Services performed under our Abreon brand, which is primarily focused on change management and eLearning consulting, remained unchanged for the six months ended June 30, 2010 compared to six months ended June 30, 2009. MME’s service revenue vehicles are primarily contract-based and have longer lead times.

Our Public Sector segment net sales increased by $19.9 million, or 31%, to $85.1 million in the six months ended June 30, 2010 compared to $65.2 million in the six months ended June 30, 2009. This increase was due to an increase in net sales in both our federal government business and our SLED business driven by stronger demand and our aggressive public sector market share growth strategy, as well as significant backlog from a large customer carried over from the fourth quarter of 2009. These increases were, however, partially offset by the impact of decreases in our federal government business due to reduction in sales of Sun Microsystems solutions, substantially related to the acquisition of Sun by Oracle and resulting vendor program changes in connection with Sun solutions. In addition, these changes had a significant negative impact on our federal government net sales through a large contract vehicle.

Our MacMall segment net sales decreased by $19.4 million, or 19%, to $84.0 million in the six months ended June 30, 2010 compared to $103.4 million in the six months ended June 30, 2009. This decrease in MacMall net sales was primarily due to our intentional strategy shift to focus the MacMall brand on higher profit customer segments such as small businesses, creative professionals and high end consumers. The decrease in MacMall net sales was also affected by continued competition in the market for Apple products and the absence of year end opportunistic purchases we made in 2008 which we were able to profitably sell in the first half of 2009.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2010		2009
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$28,075	13.0%	$22,879	13.1%	$5,196	(0.1)%
MME	35,120	15.8	31,642	17.8	3,478	(2.0)
Public Sector	6,215	7.3	7,479	11.5	(1,264)	(4.2)
MacMall	9,181	10.9	11,257	10.9	(2,076)	0.0
Corporate and Other	(7)	NMF	75	NMF	(82)	NMF
Consolidated gross profit and gross profit margin	$78,584	12.9%	$73,332	14.1%	$5,252	(1.2)%

Consolidated gross profit for the six months ended June 30, 2010 was $78.6 million compared to $73.3 million in the six months ended June 30, 2009, a $5.3 million or 7% increase. Consolidated gross profit margin was 12.9% in the six months ended June 30, 2010 compared to 14.1% in the six months ended June 30, 2009, a decrease of 120 basis points.

Gross profit for our SMB segment increased by $5.2 million, or 23%, to $28.1 for the six months ended June 30, 2010 compared to $22.9 million in the six months ended June 30, 2009 resulting primarily from increased SMB net sales discussed above. SMB segment gross profit margin decreased by 10 basis points to 13.0% in the six months ended June 30, 2010 compared to 13.1% in the six months ended June 30, 2009 primarily due to a competitive pricing environment and our aggressive SMB market share growth strategy.

Gross profit for our MME segment increased by $3.5million, or 11%, to $35.1 million in the six months ended June 30, 2010 compared to $31.6 million in the six months ended June 30, 2009, and gross profit margin decreased by 200 basis points to 15.8% in the six months ended June 30, 2010 compared to 17.8 % in the six months ended June 30, 2009. The increase in MME gross profit was primarily due to the increased MME net sales discussed above. The decrease in MME gross profit margin was primarily due to a competitive pricing environment, the impact of the few large enterprise transactions mentioned above that were sold at lower margins, combined with the relative decreased mix of service sales during the six months ended June 30, 2010.

Gross profit for our Public Sector segment decreased by $1.3 million, or 17%, to $6.2 million in the six months ended June 30, 2010 compared to $7.5 million in the six months ended June 30, 2009. Public Sector gross profit margin decreased by 420 basis points to 7.3% in the six months ended June 30, 2010 compared to 11.5% in the six months ended June 30, 2009. The decrease in our Public Sector gross profit and gross profit margin was primarily due to a higher mix of large, lower margin deals in the first half of 2010 and the impact of the Sun changes mentioned above. Gross profit margin for the six months ended June 30, 2010 also reflects our previously stated market share growth strategy in the Public Sector business, specifically on the Wintel platform in order to broaden our sales mix.

Gross profit for our MacMall segment decreased by $2.1 million, or 19%, to $9.2 million in the six months ended June 30, 2010 compared to $11.3 million in the six months ended June 30, 2009. MacMall gross profit margin remained flat at 10.9% in the six months ended June 30, 2010 and the six months ended June 30, 2009. The decrease in our MacMall gross profit was primarily due to the decrease in MacMall net sales discussed above. Our MacMall gross profit margin reflects the benefit of our previously announced strategy shift to focus the MacMall brand on higher profit customer segments.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2010			2009
		Operating			Operating
	Operating	Profit		Operating	Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$14,032	6.5%		$11,228	6.4%		$2,804	0.1%
MME	10,629	4.8		8,797	5.0		1,832	(0.2)
Public Sector	(443)	(0.5)		1,676	2.6		(2,119)	(3.1)
MacMall	1,828	2.2		2,309	2.2		(481)	0.0
Corporate and Other	(22,423)	(3.7	)(1)	(19,993)	(3.8	)(1)	(2,430)	0.1
Consolidated operating profit and operating profit margin	$3,623	0.6%		$4,017	0.8%		$(394)	(0.2)%

(1)

Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the six months ended June 30, 2010 decreased by $0.4 million, or 10%, to $3.6 million compared to $4.0 million in the six months ended June 30, 2009. Consolidated operating profit margin for the six months ended June 30, 2010 was 0.6% compared to 0.8% in the six months ended June 30, 2009, a decrease of 20 basis points.

Our SMB segment operating profit increased by $2.8 million, or 25%, to $14.0 million in the six months ended June 30, 2010 compared to $11.2 million in the six months ended June 30, 2009. The increase was primarily due to the increase in SMB gross profit discussed above, partially offset by a $2.4 million increase in SMB personnel costs. This increase in personnel costs in the six months ended June 30, 2010 was primarily due to a $0.7 million impact of a higher Canadian exchange rate, the investment in our Chicago office and our addition of account executives in that facility, and an increase in variable commission and bonus expenses due to the increased SMB gross profit.

Our MME segment operating profit increased by $1.8 million, or 20%, to $10.6 million in the six months ended June 30, 2010 compared to $8.8 million in the six months ended June 30, 2009. The increase in MME operating profit was primarily due to the increase in MME gross profit discussed above, partially offset by a $1.1 million increase in MME personnel costs due in part to an increase in variable compensation costs related to the increased gross profit, a $0.3 million increase in telecommunication expenses and a $0.2 million increase in variable fulfillment costs.

Public Sector segment reported an operating loss of $0.4 million in the six months ended June 30, 2010 compared to an operating profit of $1.7 million in the six months ended June 30, 2009. The decrease in Public Sector operating profit from the six months ended June 30, 2009 was primarily due to the decrease in Public Sector gross profit discussed above and an increase in Public Sector personnel costs of $0.8 million, resulting from our investment in our Public Sector’s Health Dynamix division and incremental investments in headcount.

MacMall segment operating profit decreased by $0.5 million, or 21%, to $1.8 million in the six months ended June 30, 2010 compared to $2.3 million in the six months ended June 30, 2009. The decrease in MacMall segment operating profit was primarily due to the decrease in MacMall segment gross profit discussed above and a $0.4 million increase in personnel costs, partially offset by a $1.4 million decrease in advertising expenditures, a $0.4 million decrease in credit card related fees and a $0.4 million decrease in variable fulfillment costs.

Corporate and Other SG&A expenses increased by $2.4 million, or 12%, to $22.4 million in the six months ended June 30, 2010 from $20.0 million in the six months ended June 30, 2009. This increase was primarily due to a $1.1 million increase in personnel costs, which included $0.3 million increase in stock-based compensation expenses, and an increase in depreciation expenses of $0.9 million primarily related to the completed portions of our ERP and infrastructure upgrades. Results in the six months ended June 30, 2010 also include approximately $0.3 million of acquisition-related legal costs.

Net Interest Expense. Total net interest expense in the six months ended June 30, 2010 increased to $1.0 million compared with $0.7 million in the six months ended June 30, 2009. The increase in interest expense of $0.3 million resulted primarily from an increase in our average total outstanding borrowings in the six months ended June 30, 2010, partially offset by a decrease in our average effective borrowing rate in the six months ended June 30, 2010 compared to the same period in 2009.

Income Tax Expense. We recorded an income tax expense of $1.1 million in the six months ended June 30, 2010 compared to an income tax expense of $1.5 million in the six months ended June 30, 2009. Our effective tax rates for the six months ended June 30, 2010 and 2009 were approximately 42% and 45%. The decrease in our effective tax rate in the six months ended June 30, 2010 compared to the same period of 2009 was primarily due to the impact of a tax adjustment relating to a dividend from an international subsidiary in the six months ended June 30, 2009 that did not reoccur in 2010.

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

We had cash and cash equivalents of $13.0 million at June 30, 2010 and $9.2 million at December 31, 2009. Our working capital was $43.0 million at June 30, 2010 and $54.0 million at December 31, 2009.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that any repurchases of our common stock under this program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the quarter ended June 30, 2010, we repurchased a total of 101,521 shares of our common stock under this program for a cost of approximately $500,000. From the inception of the program in October 2008 through June 30, 2010, we have repurchased an aggregate total of 1,436,681 shares of our common stock for a cost of $5.8 million. The repurchased shares are held as treasury stock.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of June 30, 2010, we had an accrued receivable of $7.8 million related to the 2008 and 2009 calendar years and we expect to receive full payment under our labor credit claims.

Cash Flows from Operating Activities. Net cash provided by operating activities was $9.2 million in the six months ended June 30, 2010 compared to $19.5 million in the six months ended June 30, 2009. The $9.2 million of net cash provided by operating activities in the six months ended June 30, 2010 was primarily due to a $15.7 million decrease in inventory reflecting the sell-through of seasonal purchases made in late 2009 as well as sell-through of our Public Sector segment backlog, partially offset by a $7.6 million increase in accounts receivable which was primarily due to the significant increase in our MME segment sales in the latter part of the second quarter of 2010. The $19.5 million of net cash provided by operating activities in the six months ended June 30, 2009 was primarily due to the $20.2 million decrease in inventory reflecting the sell-through of seasonal and strategic purchases made in late 2008, and a $16.7 million decrease in accounts receivable resulting from lower open account sales, partially offset by a $11.2 million decrease in gross accounts payable and an $8.0 million decrease in accrued expenses and other current liabilities.

Cash Flows from Investing Activities. Net cash used in investing activities was $13.2 million in the six months ended June 30, 2010 compared to $3.1 million in the six months ended June 30, 2009. The $13.2 million of net cash used in investing activities in the six months ended June 30, 2010 was related to the $8.8 million (net of cash acquired) used for the acquisition of NSPI in June 2010 and $4.4 million of capital expenditures. The $4.4 million of capital expenditures were primarily related to investments in our IT infrastructure, leasehold improvements relating to our relocated retail store in Torrance, California and the creation of enhanced electronic tools for our account executives and sales support staff. The $3.1 million of net cash used in investing activities in the six months ended June 30, 2009 was related to capital expenditures, which were primarily related to investment in our IT infrastructure, including ERP, security and telecommunications upgrades.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2010 was $7.9 million compared to net cash used in financing activities of $19.4 million in the six months ended June 30, 2009. The $7.9 million of net cash provided by financing activities in the six months ended June 30, 2010 was primarily due to the $11.7 million of net borrowings on our line of credit, of which $9.8 million was related to our acquisition of NSPI, partially offset by a $2.4 million change in book overdraft. The $19.4 million of net cash used in financing activities in the six months ended June 30, 2009 was primarily due to the $15.0 million of net payments made on the outstanding balance of our line of credit and a $2.9 million change in book overdraft.

Line of Credit and Note Payable. We maintain an asset-based revolving credit facility, as amended from time to time, of up to $150 million from lending units of large commercial banks. The credit facility provides for, among other things, (i) a credit limit of $130 million up to a total maximum amount of $150 million, in increments of $5 million, provided that any increase of the total credit limit in excess of $130 million is subject to an acceptance by a third party assignee in the event the administrative agent elects to assign such excess amount; (ii) a line increase fee equal to 0.25% of the amount of each increment increased as described above, plus, to the extent that the administrative agent assigns a portion of its revolving loan commitment under the credit facility and to the extent required by the assignee, an aggregate acceptance fee not to exceed 0.125% of the aggregate sum of the increase in credit limit assigned; (iii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iv) a maturity date of March 2011. In October 2008, we elected to increase our maximum credit line to $130 million from a previous maximum of $115 million.

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At June 30, 2010, we had $64.8 million of net working capital advances outstanding under the line of credit. At June 30, 2010, the maximum credit line was $130 million and we had $57.8 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at June 30, 2010. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

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

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014 or, in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At June 30, 2010, we had $3.3 million outstanding under the amended term note. Our term note matures as follows: $387,500 in the remainder of 2010, $775,000 annually in each of the years 2011 through 2013 and $581,250 thereafter.

At June 30, 2010, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.85%.

As of June 30, 2010, $0.3 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in each of our “Notes payable — current” and “Notes payable and other long-term liabilities” on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

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

Other Planned Capital Projects

We are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We completed the initial phase of the implementation in January 2010, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. To date, we have incurred approximately $4.3 million of external and hardware costs, and approximately $1.4 million of internal capitalized labor costs related to the implementation of the ERP systems. In addition, based on our estimates, which are subject to change, we expect to incur approximately $5.0 million of additional external and hardware costs related to the implementation of the ERP systems. We also expect to incur material additional internal capitalized labor costs related to the ERP systems in the future.

In July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. As of June 30, 2010, we have received $3.1 million of the Cisco solution. We expect to receive the remainder of the equipment and services in the second half of 2010. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the first half of 2011.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategies, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

•             the impact of changes in vendor programs or other vendor assistance on our operating results;

•             the impact of strategic investments, including our investment in our Chicago call center, our Health Dynamix division, our IT infrastructure, the PC Mall Small Business Network;

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

•             the impact of changes in our mix of products and services in our MME segment on our operating results;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At June 30, 2010, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2010. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2010, we had $64.8 million outstanding under our line of credit and $3.3 million outstanding under our note payable. As of June 30, 2010, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.7 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of June 30, 2010, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have set forth the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2010. You should carefully consider the risks and uncertainties facing our business which are set forth below. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

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

Certain of our vendors, including Adobe, Apple, Cisco, HP, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with many of our vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple or HP, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow. For example, the amount of vendor consideration we receive from a particular vendor may be impacted by a number of events outside of our control, including acquisitions, management changes or economic pressures affecting such vendor, any of which could materially affect the amount of vendor consideration we receive from such vendor.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by HP represented approximately 25% and 19%of our net sales for the three months ended June 30, 2010 and 2009. Products manufactured by Apple represented approximately 16% of our net sales in each of the three months ended June 30, 2010 and 2009. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We also maintain certain qualifications and preferred provider status with several of our vendors, which provides us with preferred pricing, vendor training and support, preferred access to products, and other significant benefits. While these vendor relationships are an important element of our business, we do not have long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, we agree to offer products through our catalogs and on our websites and the vendors agree to provide us with information about their products and honor our customer service policies. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers offering a mix of close-out and refurbished products in addition to new products. From time to time, vendors may be acquired by other companies, terminate our right to sell some or all of their products, modify or terminate our preferred provider or qualification status, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. Any such termination or the implementation of such changes, or our failure to build new vendor relationships, could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and may adversely affect our operating results.

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

•                  variability in vendor programs;

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

Significant negative industry or economic trends, including decreases in our market capitalization, slower growth rates or lack of growth in our business, resulted in write-downs and impairment charges in fiscal 2008. While no such write-downs or charges occurred in fiscal 2009 or the first six months of 2010, if such occur in the future it may indicate that additional impairment charges are required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements. In addition, the testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

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

The repurchased shares are held as treasury stock. A summary of the repurchase activity for the three months ended June 30, 2010 is as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	—	—	—	4,707
May 1, 2010 to May 31, 2010	101,521	$4.90	101,521	4,207
June 1, 2010 to June 30, 2010	—	—	—	4,207
Total	101,521	4.90	101,521	4,207

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Amended and Restated 1994 Stock Incentive Plan

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract, or compensatory plan or arrangement.

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: August 9, 2010	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

***

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amended and Restated 1994 Stock Incentive Plan

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract, or compensatory plan or arrangement.