Form 10-Q
period 2010-09-30
PC MALL INC
filed 2010-11-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 4, 2010, the registrant had 12,133,374 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,925	$9,215
Accounts receivable, net of allowances of $2,245 and $2,740	161,695	161,468
Inventories, net	56,153	68,564
Prepaid expenses and other current assets	11,076	9,290
Deferred income taxes	3,368	3,297
Total current assets	241,217	251,834
Property and equipment, net	21,390	17,091
Deferred income taxes	707	1,538
Goodwill	25,516	19,291
Intangible assets, net	12,252	10,354
Other assets	1,505	1,068
Total assets	$302,587	$301,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,200	$108,773
Accrued expenses and other current liabilities	27,225	25,148
Deferred revenue	13,503	9,714
Line of credit	58,350	53,127
Note payable — current	1,148	1,038
Total current liabilities	195,426	197,800
Note payable and other long-term liabilities	4,540	5,621
Total liabilities	199,966	203,421
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,073,740 and 14,031,740 shares issued; and 12,132,568 and 12,290,652 shares outstanding, respectively	14	14
Additional paid-in capital	104,359	102,361
Treasury stock, at cost: 1,941,172 and 1,741,088 shares	(7,176)	(6,254)
Accumulated other comprehensive income	2,245	2,111
Accumulated earnings (deficit)	3,179	(477)
Total stockholders’ equity	102,621	97,755
Total liabilities and stockholders’ equity	$302,587	$301,176

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$336,099	$280,349	$942,936	$801,061
Cost of goods sold	292,859	241,165	821,112	688,545
Gross profit	43,240	39,184	121,824	112,516
Selling, general and administrative expenses	39,200	36,146	114,161	105,461
Operating profit	4,040	3,038	7,663	7,055
Interest expense, net	548	395	1,537	1,083
Income before income taxes	3,492	2,643	6,126	5,972
Income tax expense	1,372	1,195	2,470	2,698
Net income	$2,120	$1,448	$3,656	$3,274
Basic and Diluted Earnings Per Common Share
Basic	$0.17	$0.12	$0.30	$0.26
Diluted	0.17	0.11	0.29	0.26
Weighted average number of common shares outstanding:
Basic	12,193	12,420	12,248	12,377
Diluted	12,309	12,900	12,489	12,686

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Additional		Accumulated Other	Accumulated
	Common Stock		Paid-in-	Treasury	Comprehensive	Earnings
	Outstanding	Amount	Capital	Stock	Income	(Deficit)	Total
Balance at December 31, 2009	12,291	$14	$102,361	$(6,254)	$2,111	$(477)	$97,755
Stock option exercises and restricted stock awards, including related income tax benefit	42	—	223	—	—		223
Stock-based compensation expense	—	—	1,775	—	—	—	1,775
Purchase of common stock under a repurchase program	(200)			(922)			(922)
Subtotal	—	—	—	—	—	—	98,831
Net income	—	—	—	—	—	3,656	3,656
Translation adjustments	—	—	—	—	134	—	134
Comprehensive income	—	—	—	—	—	—	3,790
Balance at September 30, 2010	12,133	$14	$104,359	$(7,176)	$2,245	$3,179	$102,621

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$3,656	$3,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,999	4,018
Provision for deferred income taxes	787	2,894
Net tax benefit (expense) related to stock option exercises	162	(309)
Excess tax benefit related to stock option exercises	(15)	(278)
Non-cash stock-based compensation	1,775	1,223
Gain on sale of fixed assets	14	—
Change in operating assets and liabilities:
Accounts receivable	733	1,226
Inventories	12,411	10,061
Prepaid expenses and other current assets	(1,786)	(478)
Other assets	(439)	111
Accounts payable	(10,700)	(11,314)
Accrued expenses and other current liabilities	(1,556)	(5,850)
Deferred revenue	3,205	(3,292)
Total adjustments	10,590	(1,988)
Net cash provided by operating activities	14,246	1,286
Cash Flows From Investing Activities
Acquisition of NSPI, net of cash acquired	(8,788)	—
Purchases of property and equipment	(5,936)	(4,921)
Proceeds from sale of fixed assets	15	—
Net cash used in investing activities	(14,709)	(4,921)
Cash Flows From Financing Activities
Repayments under notes payable	(829)	(735)
Net borrowings under line of credit	5,223	7,721
Change in book overdraft	(3,017)	(2,202)
Payments of obligations under capital lease	(492)	(295)
Proceeds from stock issued under stock option plans	61	541
Excess tax benefit related to stock option exercises	15	278
Common shares repurchased and held in treasury	(922)	(1,647)
Net cash provided by financing activities	39	3,661
Effect of foreign currency on cash flow	134	637
Net change in cash and cash equivalents	(290)	663
Cash and cash equivalents at beginning of the period	9,215	6,748
Cash and cash equivalents at end of the period	$8,925	$7,411
Supplemental Cash Flow Information
Interest paid	$1,427	$1,103
Income taxes paid	1,166	2,371
Supplemental Non-Cash Investing and Financing Activities
Purchase of infrastructure system	$—	$1,105
NSPI acquisition related:
Fair value of assets, net of cash, acquired	$13,472	$—
Net cash paid	(8,788)	—
Liabilities assumed	$4,684	$—

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

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, as amended and filed on April 30, 2010, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, filed with the SEC on May 10, 2010 and August 9, 2010 respectively, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2009 fiscal year and through the date of this report.

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

3. Acquisition

NSPI

In June 2010, Sarcom, Inc, our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom are billable IT resources. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders can earn additional consideration based on the performance of the NSPI business over the next two years, up to a total of approximately $5.2 million. In accordance with ASC 805, “Purchase Price Allocations” (formerly FAS No. 141R), based on an initial valuation of the fair value of the contingent consideration, in June 2010 we recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation is based upon management’s initial forecasts of expected profitability of NSPI during the earnout period, and will be updated, if necessary, in future periods with adjustments reflected in our consolidated statement of operations.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill, all of which is recorded in and held by our MME segment, totaled $25.5 million at September 30, 2010 and $19.3 million at December 31, 2009. The $6.2 million of increase in goodwill from December 31, 2009 to September 30, 2010 was related to our acquisition of NSPI, which is discussed above, and is amortizable for income tax purposes over 15 years.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted Average Estimated	At September 30, 2010				At December 31, 2009
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	9	$6,328	(1)	$589	$5,739	$5,878	(1)	$557	$5,321
Customer relationships	6	10,654		4,807	5,847	8,104		3,662	4,442
Non-compete agreements	4	1,168		502	666	918		327	591
Other	5	32		32	—	32		32	—
Total intangible assets		$18,182		$5,930	$12,252	$14,932		$4,578	$10,354

(1)          Included in the total amount for “Patent, trademarks, & URLs” at September 30, 2010 and December 31, 2009 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was approximately $0.5 million and $0.4 million for the three months ended September 30, 2010 and 2009 and approximately $1.4 million and approximately $1.1 million for the nine months ended September 30, 2010 and 2009.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.5 million in the remainder of 2010; $2.0 million in 2011; $1.7 million in 2012; $0.8 million in 2013, $0.4 million in 2014 and $1.6 million thereafter.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At September 30, 2010, we had $58.4 million of net working capital advances outstanding under the line of credit. At September 30, 2010, the maximum credit line was $130 million and we had $68.5 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at September 30, 2010. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014 or, in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At September 30, 2010, we had $3.1 million outstanding under the amended term note. Our term note matures as follows: $193,750 in the remainder of 2010, $775,000 annually in each of the years 2011 through 2013 and $581,250 thereafter.

At September 30, 2010, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.77%.

As of September 30, 2010, $0.3 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in each of our “Notes payable — current” and “Notes payable and other long-term liabilities” on our Consolidated Balance Sheets.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Accounting for Uncertainty in Income Taxes

ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the three and nine months ended September 30, 2010, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of September 30, 2010.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2006, and state income tax examinations for years following 2004. In addition, certain federal and state net operating loss carryforwards generated after 1999 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. In addition, we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. As such, potential common shares of approximately 2,412,000 and 921,000 for the three months ended September 30, 2010 and 2009, and approximately 1,493,000 and 1,693,000 for the nine months ended September 30, 2010 and 2009 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Three Months Ended September 30, 2010:
Basic EPS
Net income	$2,120	12,193	$0.17
Effect of dilutive securities
Dilutive effect of stock options	—	116
Diluted EPS
Net income	$2,120	12,309	$0.17
Three Months Ended September 30, 2009:
Basic EPS
Net income	$1,448	12,420	$0.12
Effect of dilutive securities
Dilutive effect of stock options	—	480
Diluted EPS
Net income	$1,448	12,900	$0.11
Nine Months Ended September 30, 2010:
Basic EPS
Net income	$3,656	12,248	$0.30
Effect of dilutive securities
Dilutive effect of stock options	—	241
Diluted EPS
Net income	$3,656	12,489	$0.29
Nine Months Ended September 30, 2009:
Basic EPS
Net income	$3,274	12,377	$0.26
Effect of dilutive securities
Dilutive effect of stock options	—	309
Diluted EPS
Net income	$3,274	12,686	$0.26

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$2,120	$1,448	$3,656	$3,274
Other comprehensive income:
Foreign currency translation adjustments	237	354	134	637
Total comprehensive income	$2,357	$1,802	$3,790	$3,911

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended September 30, 2010
Net sales	$110,033	$133,758	$53,526	$38,797	$(15)	$336,099
Gross profit	14,551	19,920	4,179	4,533	57	43,240
Depreciation and amortization expense (1)	4	892	53	116	1,203	2,268
Operating profit (loss)	7,571	5,908	646	1,185	(11,270)	4,040

Three Months Ended September 30, 2009
Net sales	$85,164	$97,711	$55,627	$41,867	$(20)	$280,349
Gross profit	11,712	17,172	5,658	4,597	45	39,184
Depreciation and amortization expense (1)	9	625	55	29	678	1,396
Operating profit (loss)	5,937	5,519	2,391	473	(11,282)	3,038

Nine Months Ended September 30, 2010
Net sales	$325,736	$355,731	$138,650	$122,829	$(10)	$942,936
Gross profit	42,626	55,040	10,394	13,714	50	121,824
Depreciation and amortization expense (1)	12	2,224	160	313	3,290	5,999
Operating profit (loss)	21,603	16,537	203	3,013	(33,693)	7,663

Nine Months Ended September 30, 2009
Net sales	$259,935	$275,051	$120,825	$145,262	$(12)	$801,061
Gross profit	34,591	48,814	13,137	15,854	120	112,516
Depreciation and amortization expense (1)	35	1,875	149	87	1,872	4,018
Operating profit (loss)	17,165	14,316	4,067	2,782	(31,275)	7,055

(1)                        Primary fixed assets relating to network and servers are managed by our corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of September 30, 2010 and December 31, 2009, we had total consolidated assets of $302.6 million and $301.2 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.7 million and $1.6 million for the three months ended September 30, 2010 and 2009, and $5.0 million and $4.6 million for the nine months ended September 30, 2010 and 2009. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Legal Proceedings

In addition to any matters disclosed above, we currently are, or from time to time may become, party to disputes which involve or may involve litigation, including consumer protection, employment, intellectual property and other litigation related to the conduct of our business. We consult with legal counsel on such issues and seek input from other experts and advisors with respect to such matters in the ordinary course of business. Any such matter, however, could be costly and time consuming and could divert our management and key personnel from our business operations. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on our business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. For these reasons, it is not possible to make reliable estimates of the amount or range of loss that could result from any such matters at this time. We do not, however, presently expect any such matters to have a material impact on our consolidated financial statements.

* * *

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, as amended and filed on April 30, 2010, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, filed with the SEC on May 10, 2010 and August 9, 2010 respectively, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2009 fiscal year and through the date of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of Part II, and elsewhere in this report.

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

There has been substantial ongoing uncertainty in the global economic environment, coupled with disruptions in the capital and credit markets. General economic conditions have an effect on our business and results of operations across all of our segments. As a result of the ongoing tightness in the credit markets, softness in the housing market, difficulties in the financial services sector, general economic weakness and continuing economic uncertainties, the direction and relative strength of the U.S. economy has remained considerably uncertain. If economic growth in the U.S. and other countries’ economies slows or declines, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could significantly hinder our growth. These factors could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition. In response to these developments, we have focused our efforts on cost reduction initiatives, competitive pricing strategies and driving higher margin service and solution sales, while continuing to make selective investments in our sales force personnel, service capabilities and IT infrastructure and tools in an effort to position us for enhanced productivity and future growth. We are currently engaged in an aggressive market share growth strategy in certain of our segments, which includes targeted aggressive pricing to acquire or enhance customer relationships as well as to enhance vendor relationships.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, Ingram Micro, Lenovo, Microsoft, Sun Microsystems and Tech Data. Products manufactured by HP represented approximately 21% and 20% of our net sales in the three months ended September 30, 2010 and 2009, and 22% and 19% of our net sales in the nine months ended September 30, 2010 and 2009. Products manufactured by Apple represented approximately 16% of our net sales in each of the three months ended September 30, 2010 and 2009, and 16% and 17% of our net sales in the nine months ended September 30, 2010 and 2009.

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

STRATEGIC DEVELOPMENTS

ERP and Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $16.9 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. To date, we have received $3.1 million of the Cisco solution. We expect to receive the remainder of the equipment and services in the fourth quarter of 2010. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the first half of 2011.

NSPI Acquisition

In June 2010, Sarcom, Inc, our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom are billable IT resources. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders can earn additional consideration based on the performance of the NSPI business over the next two years, up to a total of approximately $5.2 million. In accordance with ASC 805, “Purchase Price Allocations” (formerly FAS No. 141R), based on an initial valuation of the fair value of the contingent consideration, we recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation is based upon management’s initial forecasts of expected profitability of NSPI during the earnout period, and will be updated, if necessary, in future periods with adjustments reflected in our consolidated statement of operations.

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

Advertising Costs and Vendor Consideration. We account for advertising costs in accordance with ASC 340-20 (formerly Statement of Position No. 93-7, “Reporting on Advertising Costs”). We produce and circulate direct response catalogs at various dates throughout the year. The costs of developing, producing and circulating each direct response catalog are deferred, when warranted, and amortized to advertising expense based on the life of the catalog, which is approximately eight weeks. Other non-deferrable catalog and non-catalog advertising expenditures are expensed in the period incurred. Advertising expenditures are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Deferred advertising costs, if any, are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets. At September 30, 2010 we had no deferred advertising costs, and at December 31, 2009 we had $0.3 million of deferred advertising costs on our Consolidated Balance Sheets.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the year ended December 31, 2007, we applied the simplified method set out in ASC 718 (which also includes former SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which was issued in March 2005). For options granted during the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using a frequency of weekly historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$336,099	$280,349	$942,936	$801,061
Cost of goods sold	292,859	241,165	821,112	688,545
Gross profit	43,240	39,184	121,824	112,516
Selling, general and administrative expenses	39,200	36,146	114,161	105,461
Operating profit	4,040	3,038	7,663	7,055
Interest expense, net	548	395	1,537	1,083
Income before income taxes	3,492	2,643	6,126	5,972
Income tax expense	1,372	1,195	2,470	2,698
Net income	$2,120	$1,448	$3,656	$3,274

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.1	86.0	87.1	86.0
Gross profit	12.9	14.0	12.9	14.0
Selling, general and administrative expenses	11.7	12.9	12.1	13.2
Operating profit	1.2	1.1	0.8	0.8
Interest expense, net	0.2	0.2	0.2	0.1
Income before income taxes	1.0	0.9	0.6	0.7
Income tax expense	0.4	0.4	0.2	0.3
Net income	0.6%	0.5%	0.4%	0.4%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change
	2010	2009	$	%
SMB	$110,033	$85,164	$24,869	29.2%
MME	133,758	97,711	36,047	36.9
Public Sector	53,526	55,627	(2,101)	(3.8)
MacMall	38,797	41,867	(3,070)	(7.3)
Corporate and Other	(15)	(20)	5	NMF (1)
Consolidated net sales	$336,099	$280,349	$55,750	19.9%

(1)                        Not meaningful.

Our consolidated net sales for the third quarter of 2010 were $336.1 million, a $55.8 million or 20% increase from consolidated net sales of $280.3 million in the third quarter of 2009.

SMB segment net sales increased by $24.9 million, or 29%, to $110.0 million in the third quarter of 2010 from $85.2 million in the third quarter of 2009 primarily due to improved account executive productivity and an increase in revenues from SMB’s new sales office located in Chicago.

Our MME segment net sales increased by $36.1 million, or 37%, to $133.8 million in the third quarter of 2010 from $97.7 million in the third quarter of 2009. This increase was primarily due to increased spending by customers in the mid-market and enterprise sector in the third quarter of 2010. Product revenues increased by 44% in the third quarter of 2010 compared to the third quarter of 2009 while service revenues increased by 11% in the third quarter of 2010 compared to the same period in 2009. Service revenues represented 17% of MME net sales in the third quarter of 2010 compared to 21% of sales in the third quarter of 2009. The service revenue increase was primarily due to the inclusion of service revenues of NSPI, which we acquired in June 2010, as well as a 24% increase in service sales performed under our Abreon brand, which is primarily focused on change management and eLearning consulting. These increases in service revenues were partially offset by a 12% decrease in MME’s Sarcom branded professional and managed services in the third quarter of 2010 compared to the third quarter of 2009 resulting from certain large service projects in the third quarter of 2009 that did not reoccur in the third quarter of 2010. MME’s service revenue vehicles are primarily contract-based and have longer lead times.

Our Public Sector segment net sales decreased by $2.1 million, or 4%, to $53.5 million in the third quarter of 2010 from $55.6 million in the third quarter of 2009. This decrease in Public Sector net sales was due to a 13% decrease in our federal government business resulting from a 75% reduction in sales of Sun Microsystems solutions, which we believe is substantially related to the acquisition of Sun by Oracle in January 2010 and resulting vendor program changes made in the second quarter of 2010 in connection with Sun solutions. As a result, we expect our federal government sales of Sun solutions may be negatively impacted for the foreseeable future. This decrease in our federal government business was partially offset by a 12% increase in net sales of our SLED business driven by stronger demand and our aggressive public sector market share growth strategy.

Our MacMall segment net sales decreased by $3.1 million, or 7%, to $38.8 million in the third quarter of 2010 from $41.9 million in the third quarter of 2009. Sales in our MacMall segment declined primarily due to our previously announced intentional strategy shift in the first quarter of 2010 to focus the MacMall brand on higher profit customer segments such as small businesses, creative professionals and high-end consumers.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$14,551	13.2%	$11,712	13.8%	$2,839	(0.6)%
MME	19,920	14.9	17,172	17.6	2,748	(2.7)
Public Sector	4,179	7.8	5,658	10.2	(1,479)	(2.4)
MacMall	4,533	11.7	4,597	11.0	(64)	0.7
Corporate and Other	57	NMF (1)	45	NMF (1)	12	NMF (1)
Consolidated gross profit and gross profit margin	$43,240	12.9%	$39,184	14.0%	$4,056	(1.1)%

(1)                        Not meaningful.

Consolidated gross profit for the third quarter of 2010 was $43.2 million compared to $39.2 million in the third quarter of 2009, a $4.0 million or 10% increase. Consolidated gross profit margin was 12.9% in the third quarter of 2010 compared to 14.0% in the third quarter of 2009, a decrease of 110 basis points.

Gross profit for our SMB segment increased by $2.9 million, or 24%, to $14.6 million in the third quarter of 2010 compared to $11.7 million in the third quarter of 2009, resulting primarily from increased SMB net sales discussed above and a $0.3 million increase in vendor consideration. SMB gross profit margin decreased to 13.2% in the third quarter of 2010 compared to 13.8% in the third quarter of 2009 primarily due to a 59 basis point decline in vendor consideration as a percentage of net sales.

Gross profit for our MME segment increased by $2.7 million, or 16%, to $19.9 million in the third quarter of 2010 compared to $17.2 million in the third quarter of 2009, and gross profit margin decreased by 270 basis points to 14.9% in the third quarter of 2010 compared to 17.6% in the third quarter of 2009. The increase in MME gross profit was due to the increase in MME net sales discussed above. The decrease in MME gross profit margin was primarily due to the growth of product sales, driven by some lower margin large product transactions, outpacing the growth of service sales, and a 94 basis point decrease in vendor consideration compared to the third quarter of 2009, which was primarily due to the impact of the positive resolution of certain vendor consideration claims in the third quarter of 2009.

Gross profit for our Public Sector segment decreased by $1.5 million, or 26%, to $4.2 million in the third quarter of 2010 compared to $5.7 million in the third quarter of 2009, and gross profit margin decreased by 240 basis points to 7.8% in the third quarter of 2010 compared to 10.2% in the third quarter of 2009. The decrease in Public Sector gross profit and gross profit margin was primarily due to the impact of the Sun changes mentioned above. Gross profit margin also reflects the effects of our previously stated market share growth strategy in the Public Sector business, specifically on the Windows platform in order to broaden our sales mix. We expect that future sales of Sun Microsystems solutions will be made at lower margins than we have historically experienced prior to the vendor program changes made by Oracle.

MacMall gross profit decreased by $0.1 million, or 2%, to $4.5 million in the third quarter of 2010 and MacMall gross profit margin increased to 11.7% in the third quarter of 2010 compared to 11.0% in the third quarter of 2009. The increase in MacMall gross profit margin was primarily due to the aforementioned strategy shift to focus the MacMall brand on higher profit customer segments.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2010			2009
	Operating	Operating Profit		Operating	Operating Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$7,571	6.9%		$5,937	7.0%		$1,634	(0.1)%
MME	5,908	4.4		5,519	5.6		389	(1.2)
Public Sector	646	1.2		2,391	4.3		(1,745)	(3.1)
MacMall	1,185	3.1		473	1.1		712	2.0
Corporate and Other	(11,270)	(3.4	)(1)	(11,282)	(4.0	)(1)	12	0.6
Consolidated operating profit and operating profit margin	$4,040	1.2%		$3,038	1.1%		$1,002	0.1%

(1)                        Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit increased by $1.0 million, or 33%, to $4.0 million in the third quarter of 2010 compared to $3.0 million in the third quarter of 2009. Consolidated operating profit margin for the third quarter of 2010 was 1.2% compared to 1.1% in the third quarter of 2009, an increase of 10 basis points.

Our SMB segment operating profit increased by $1.7 million, or 28%, to $7.6 million in the third quarter of 2010 compared to $5.9 million in the third quarter of 2009. The increase in SMB operating profit in the third quarter of 2010 was primarily due to the increase in SMB gross profit discussed above, partially offset by a $1.1 million increase in personnel costs. This increase in personnel costs in the third quarter of 2010 was primarily due to the investment in our Chicago office and our addition of account executives in that facility, an increase in variable compensation expenses due to the increased SMB gross profit discussed above and a $0.1 million impact of a higher Canadian exchange rate.

Our MME segment operating profit increased by $0.4 million, or 7%, to $5.9 million in the third quarter of 2010 compared to $5.5 million in the third quarter of 2009. The increase in MME operating profit was primarily due to the increase in MME gross profit discussed above, partially offset by a $1.4 million increase in personnel costs, a $0.3 million increase in depreciation and amortization expenses primarily relating to the acquisition of NSPI, and a $0.2 million increase in variable fulfillment costs. The increase in MME personnel costs was due in part to an increase in variable compensation costs related to the increased gross profit discussed above and the acquisition of NSPI.

Our Public Sector segment operating profit decreased by $1.8 million to $0.6 million in the third quarter of 2010 compared to $2.4 million in the third quarter of 2009. The decrease in Public Sector operating profit from the third quarter of 2009 was primarily due to the decrease in Public Sector gross profit discussed above and an increase in Public Sector personnel costs of $0.3 million, resulting primarily from our investment in our Public Sector’s Health Dynamix division.

Our MacMall segment operating profit increased by $0.7 million to $1.2 million in the third quarter of 2010 compared to $0.5 million in the third quarter of 2009. The increase in MacMall operating profit was primarily due to a $0.8 million decrease in advertising expenditures.

Corporate and Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments. Corporate and Other operating expenses remained flat at $11.3 million for the third quarter 2010 as compared to the third quarter of 2009. However, Corporate and Other operating expenses in the third quarter of 2010 included an increase in depreciation expense of $0.5 million, which was primarily related to the completed portions of our ERP and infrastructure upgrades, and an increase in personnel costs of $0.2 million, which was primarily related to an increase in stock-based compensation expense, partially offset by a $0.5 million decrease in professional services fees and a $0.3 million decrease in telecommunications costs.

Net Interest Expense. Total net interest expense for the third quarter of 2010 increased to $0.5 million compared with $0.4 million in the third quarter of 2009. The increase in interest expense resulted primarily from an increase in our average total outstanding borrowings, partially offset by a decrease in our average effective borrowing rate in the third quarter of 2010 compared to the third quarter of 2009.

Income Tax Expense. We recorded an income tax expense of $1.4 million in the third quarter of 2010 compared to an income tax expense of $1.2 million in the third quarter of 2009. Our effective tax rates for the quarters ended September 30, 2010 and 2009 were approximately 39% and 45%. The decrease in our effective tax rate in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to the impact of a tax adjustment relating to a dividend from an international subsidiary in the third quarter of 2009 that did not reoccur in 2010.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Change
	2010	2009	$	%
SMB	$325,736	$259,935	$65,801	25.3%
MME	355,731	275,051	80,680	29.3
Public Sector	138,650	120,825	17,825	14.8
MacMall	122,829	145,262	(22,433)	(15.4)
Corporate and Other	(10)	(12)	2	NMF (1)
Consolidated net sales	$942,936	$801,061	$141,875	17.7%

(1)                        Not meaningful.

Our consolidated net sales for the nine months ended September 30, 2010 were $942.9 million, a $141.8 million, or 18%, increase from consolidated net sales of $801.1 million in the nine months ended September 30, 2009.

Our SMB segment net sales increased by $65.8 million, or 25%, to $325.7 million in the nine months ended September 30, 2010 from $259.9 million in the nine months ended September 30, 2009, primarily due to an improvement in the demand environment, an improvement in account executive productivity, an increase in revenues from SMB’s new sales office located in Chicago, combined with SMB’s aggressive market growth strategy.

Our MME segment net sales increased by $80.6 million, or 29%, to $355.7 million in the nine months ended September 30, 2010 from $275.1 million in the nine months ended September 30, 2009. This increase was primarily due to increased spending by customers in the mid-market and enterprise sector in the nine months ended September 30, 2010. Product revenues increased by 41% in the nine months ended September 30, 2010 compared to the same period in 2009 while service revenues decreased by 6% in the nine months ended September 30, 2010 compared to the same period in 2009. Service revenues represented 18% of MME net sales in the nine months ended September 30, 2010 compared to 24% of net sales in the nine months ended September 30, 2009. The service revenue decline was primarily due to an 18% decline in MME’s Sarcom branded professional and managed services in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 resulting from certain large service projects in the nine months ended September 30, 2009 that did not reoccur in the nine months ended September 30, 2010.This decline was partially offset by the inclusion of service revenues of NSPI, which we acquired in June 2010, and services performed under our Abreon brand, which sales increased by 7% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. MME’s service revenue vehicles are primarily contract-based and have longer lead times.

Our Public Sector segment net sales increased by $17.9 million, or 15%, to $138.7 million in the nine months ended September 30, 2010 compared to $120.8 million in the nine months ended September 30, 2009. This increase was due to an increase in net sales in both our SLED business and our federal government business driven by stronger demand and our aggressive public sector market share growth strategy, as well as significant backlog from a large customer carried over from the fourth quarter of 2009. These increases were, however, partially offset by the impact of decreases in our federal government business due to a 10% reduction in sales of Sun Microsystems solutions, which we believe is substantially related to the acquisition of Sun by Oracle discussed above. In addition, these changes had a significant negative impact on our federal government net sales through a large contract vehicle.

Our MacMall segment net sales decreased by $22.5 million, or 15%, to $122.8 million in the nine months ended September 30, 2010 compared to $145.3 million in the nine months ended September 30, 2009. This decrease in MacMall net sales was primarily due to the aforementioned strategy shift to focus the MacMall brand on higher profit customer segments. The decrease in MacMall net sales was also affected by continued competition in the market for Apple products and the absence of year end opportunistic purchases we made in 2008 which we were able to profitably sell in the first half of 2009.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2010		2009
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$42,626	13.1%	$34,591	13.3%	$8,035	(0.2)%
MME	55,040	15.5	48,814	17.7	6,226	(2.2)
Public Sector	10,394	7.5	13,137	10.9	(2,743)	(3.4)
MacMall	13,714	11.2	15,854	10.9	(2,140)	0.3
Corporate and Other	50	NMF (1)	120	NMF (1)	(70)	NMF (1)
Consolidated gross profit and gross profit margin	$121,824	12.9%	$112,516	14.0%	$9,308	(1.1)%

(1)                        Not meaningful.

Consolidated gross profit for the nine months ended September 30, 2010 was $121.8 million compared to $112.5 million in the nine months ended September 30, 2009, a $9.3 million or 8% increase. Consolidated gross profit margin was 12.9% in the nine months ended September 30, 2010 compared to 14.0% in the nine months ended September 30, 2009, a decrease of 110 basis points.

Gross profit for our SMB segment increased by $8.0 million, or 23%, to $42.6 for the nine months ended September 30, 2010 compared to $34.6 million in the nine months ended September 30, 2009 resulting primarily from increased SMB net sales discussed above. SMB segment gross profit margin decreased by 20 basis points to 13.1% in the nine months ended September 30, 2010 compared to 13.3% in the nine months ended September 30, 2009 primarily due to a 37 basis point decline in vendor consideration as a percentage of net sales.

Gross profit for our MME segment increased by $6.2 million, or 13%, to $55.0 million in the nine months ended September 30, 2010 compared to $48.8 million in the nine months ended September 30, 2009, and gross profit margin decreased by 220 basis points to 15.5% in the nine months ended September 30, 2010 compared to 17.7 % in the nine months ended September 30, 2009. The increase in MME gross profit was primarily due to the increased MME net sales discussed above as well as a $1.9 million increase in vendor consideration. The decrease in MME gross profit margin was primarily due to the growth of product sales, driven by some lower margin large product transactions, combined with the relative decreased mix of service sales during the nine months ended September 30, 2010 compared to the same period last year, and a competitive pricing environment.

Gross profit for our Public Sector segment decreased by $2.7 million, or 21%, to $10.4 million in the nine months ended September 30, 2010 compared to $13.1 million in the nine months ended September 30, 2009. Public Sector gross profit margin decreased by 340 basis points to 7.5% in the nine months ended September 30, 2010 compared to 10.9% in the nine months ended September 30, 2009. The decrease in our Public Sector gross profit and gross profit margin was primarily due to a higher mix of large, lower margin deals in the nine months ended September 30, 2010 and the impact of the Sun vendor program changes mentioned above. Gross profit margin for the nine months ended September 30, 2010 also reflects the effects of our previously stated market share growth strategy in the Public Sector business, specifically on the Windows platform in order to broaden our sales mix.

Gross profit for our MacMall segment decreased by $2.2 million, or 14%, to $13.7 million in the nine months ended September 30, 2010 compared to $15.9 million in the nine months ended September 30, 2009. MacMall gross profit margin increased by 30 basis points to 11.2% in the nine months ended September 30, 2010 compared to 10.9% in the nine months ended September 30, 2009. The decrease in our MacMall gross profit was primarily due to the decrease in MacMall net sales discussed above. The increase in our MacMall gross profit margin reflects the benefit of our previously announced strategy shift to focus the MacMall brand on higher profit customer segments.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2010			2009
		Operating			Operating
	Operating	Profit		Operating	Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$21,603	6.6%		$17,165	6.6%		$4,438	0.0%
MME	16,537	4.6		14,316	5.2		2,221	(0.6)
Public Sector	203	0.1		4,067	3.4		(3,864)	(3.3)
MacMall	3,013	2.5		2,782	1.9		231	0.6
Corporate and Other	(33,693)	(3.6	)(1)	(31,275)	(3.9	)(1)	(2,418)	0.3 (1)
Consolidated operating profit and operating profit margin	$7,663	0.8%		$7,055	0.9%		$608	(0.1)%

(1)         Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the nine months ended September 30, 2010 increased by $0.6 million, or 9%, to $7.7 million compared to $7.1 million in the nine months ended September 30, 2009. Consolidated operating profit margin for the nine months ended September 30, 2010 was 0.8% compared to 0.9% in the nine months ended September 30, 2009, a decrease of 10 basis points.

Our SMB segment operating profit increased by $4.4 million, or 26%, to $21.6 million in the nine months ended September 30, 2010 compared to $17.2 million in the nine months ended September 30, 2009. The increase was primarily due to the increase in SMB gross profit discussed above, partially offset by a $3.5 million increase in SMB personnel costs. This increase in personnel costs in the nine months ended September 30, 2010 was primarily due to the investment in our Chicago office and our addition of account executives in that facility, an increase in variable compensation expenses due to the increased SMB gross profit and a $0.8 million impact of a higher Canadian exchange rate.

Our MME segment operating profit increased by $2.2 million, or 15%, to $16.5 million in the nine months ended September 30, 2010 compared to $14.3 million in the nine months ended September 30, 2009. The increase in MME operating profit was primarily due to the increase in MME gross profit discussed above, partially offset by a $2.5 million increase in MME personnel costs due in part to an increase in variable compensation costs related to the increased gross profit, a $0.4 million increase in telecommunication expenses and a $0.4 million increase in variable fulfillment costs.

Our Public Sector segment operating profit decreased by $3.9 million, or 95% to 0.2 million in the nine months ended September 30, 2010 compared to of $4.1 million in the nine months ended September 30, 2009. The decrease in Public Sector operating profit from the nine months ended September 30, 2009 was primarily due to the decrease in Public Sector gross profit discussed above and an increase in Public Sector personnel costs of $1.1 million, resulting primarily from our investment in our Public Sector’s Health Dynamix division and incremental investments in headcount.

Our MacMall segment operating profit increased by $0.2 million, or 7%, to $3.0 million in the nine months ended September 30, 2010 compared to $2.8 million in the nine months ended September 30, 2009. The increase in MacMall segment operating profit was primarily due to a $2.2 million decrease in advertising expenditures, a $0.6 million decrease in variable fulfilment costs and a $0.5 million decrease in credit card processing fees, partially offset by the decrease in MacMall segment gross profit discussed above, a $0.7 million increase in personnel costs and a $0.2 million increase in depreciation expense primarily related to the new retail store in Torrance, California.

Corporate and Other operating expenses increased by $2.4 million, or 12%, to $33.7 million in the nine months ended September 30, 2010 from $31.3 million in the nine months ended September 30, 2009. This increase was primarily due to a $1.3 million increase in personnel costs, which included $0.4 million increase in stock-based compensation expenses, an increase in depreciation expenses of $1.4 million primarily related to the completed portions of our ERP and infrastructure upgrades, and $0.3 million of acquisition-related legal costs. These increases were partially offset by a $0.5 million decrease in telecommunication costs.

Net Interest Expense. Total net interest expense in the nine months ended September 30, 2010 increased to $1.5 million compared with $1.1 million in the nine months ended September 30, 2009. The increase in interest expense of $0.4 million resulted primarily from an increase in our average total outstanding borrowings in the nine months ended September 30, 2010, partially offset by a decrease in our average effective borrowing rate in the nine months ended September 30, 2010 compared to the same period in 2009.

Income Tax Expense. We recorded an income tax expense of $2.5 million in the nine months ended September 30, 2010 compared to an income tax expense of $2.7 million in the nine months ended September 30, 2009. Our effective tax rates for the nine months ended September 30, 2010 and 2009 were approximately 40% and 45%. The decrease in our effective tax rate in the nine months ended September 30, 2010 compared to the same period of 2009 was primarily due to the impact of a tax adjustment relating to a dividend from an international subsidiary in the nine months ended September 30, 2009 that did not reoccur in 2010.

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

There has been substantial ongoing uncertainty in the global economic environment, coupled with disruptions in the capital and credit markets. Continued uncertainty in these areas could have a negative impact on our ability to obtain financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.  See discussion below under “Line of Credit and Note Payable” regarding our credit facility.

We had cash and cash equivalents of $8.9 million at September 30, 2010 and $9.2 million at December 31, 2009. Our working capital was $45.8 million at September 30, 2010 and $54.0 million at December 31, 2009.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively supersedes an existing repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that any repurchases of our common stock under this program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the quarter ended September 30, 2010, we repurchased a total of 87,813 shares of our common stock under this program for a cost of approximately $368,000. From the inception of the program in October 2008 through September 30, 2010, we have repurchased an aggregate total of 1,524,494 shares of our common stock for a total cost of $6.2 million. The repurchased shares are held as treasury stock.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of September 30, 2010, we had an accrued receivable of $8.8 million related to the 2008, 2009 and 2010 calendar years. In October 2010, we received a payment of $3.3 million relating to the 2008 claim, and we expect to receive full payment under our remaining labor credit claims.

Cash Flows from Operating Activities. Net cash provided by operating activities was $14.2 million in the nine months ended September 30, 2010 compared to $1.3 million in the nine months ended September 30, 2009, an increase of $12.9 million. The $12.9 million increase in net cash provided by operating activities in the nine months ended September 30, 2010 was primarily due to an $11.4 million improvement in the management of our working capital and a $1.6 million increase in our net income adjusted for non-cash items. The $11.4 million improvement in the management of our working capital primarily resulted from a $6.5 million improvement in the management of our deferred revenue and a $4.3 million improvement in the management of our accrued expenses and other current liabilities. The $1.6 million increase in our net income adjusted for non-cash items resulted primarily from a $2.0 million increase in depreciation and amortization expenses relating to the completed portions of our ERP and IT infrastructure upgrades.

Cash Flows from Investing Activities. Net cash used in investing activities was $14.7 million in the nine months ended September 30, 2010 compared to $4.9 million in the nine months ended September 30, 2009. The $14.7 million of net cash used in investing activities in the nine months ended September 30, 2010 was related to the $8.8 million (net of cash acquired) used for the acquisition of NSPI in June 2010 and $5.9 million of capital expenditures. The $5.9 million of capital expenditures were primarily related to investments in our IT infrastructure, leasehold improvements relating to our relocated retail store in Torrance, California and the creation of enhanced electronic tools for our account executives and sales support staff. The $4.9 million of net cash used in investing activities in the nine months ended September 30, 2009 was primarily related to investment in our IT infrastructure, including ERP, security and telecommunications upgrades.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2010 was $39 thousand compared to $3.7 million in the nine months ended September 30, 2009. The $39 thousand of net cash provided by financing activities in the nine months ended September 30, 2010 was primarily due to the $5.2 million of net borrowings on our line of credit, which included a $9.8 million borrowing related to our acquisition of NSPI, partially offset by a $3.0 million change in book overdraft, $0.9 million of repurchases of our common stock and $0.8 million of net repayments under our notes payable. The $3.7 million of net cash provided by financing activities in the nine months ended September 30, 2009 was primarily due to the $7.7 million of net borrowings on our line of credit, partially offset by a $2.2 million change in book overdraft and repurchases of our common stock totaling $1.6 million.

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

The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which 80% of the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. At September 30, 2010, we had $58.4 million of net working capital advances outstanding under the line of credit. At September 30, 2010, the maximum credit line was $130 million and we had $68.5 million available to borrow for working capital advances under the line of credit. There can be no assurance that the administrative agent, if electing to do so, will be successful in assigning the remaining excess $20 million of credit beyond the $130 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $130 million and given the current credit market environment, we do not currently expect to be able to do so on our existing credit facility terms.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum tangible net worth requirement that is tested as of the last day of each fiscal quarter, which we were in compliance with at September 30, 2010. Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts.

Our existing credit facility contains certain terms that are more favorable to us than terms that we believe are otherwise available in the current credit market environment. We are currently in the process of negotiating a new credit facility which we expect to enter into in the fourth quarter of 2010. We expect that any new facility will generally be on terms substantially similar to our existing facility, but will likely also include some terms that are less favorable to us than our current terms, including covenants requiring us to maintain minimum levels of excess borrowing capacity or minimum fixed charge coverage ratios, as well as less favorable interest rates.

In connection with and as part of the amended credit facility, we entered into an amended term note on September 17, 2007 with a principal balance of $5.425 million, payable in equal monthly principal installments beginning on October 1, 2007, plus interest at the prime rate with a LIBOR option. The amended term note matures in September 2014 or, in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At September 30, 2010, we had $3.1 million outstanding under the amended term note. Our term note matures as follows: $193,750 in the remainder of 2010, $775,000 annually in each of the years 2011 through 2013 and $581,250 thereafter.

At September 30, 2010, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.77%.

As of September 30, 2010, $0.3 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in each of our “Notes payable — current” and “Notes payable and other long-term liabilities” on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

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

Other Planned Capital Projects

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013.

We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $6.9 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. To date, we have received $3.1 million of the Cisco solution. We expect to receive the remainder of the equipment and services in the fourth quarter of 2010. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the first half of 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

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

•             the impact of strategic investments, including our investment in our Chicago call center, our Health Dynamix division, our IT infrastructure, and the PC Mall Small Business Network;

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

•             the impact of recent acquisitions within the industry on our Public Sector business;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At September 30, 2010, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2010. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2010, we had $58.4 million outstanding under our line of credit and $3.1 million outstanding under our note payable. As of September 30, 2010, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.6 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of September 30, 2010, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, other than ordinary routine litigation incidental to the business. We currently are, or from time to time may become, party to disputes which involve or may involve litigation, including consumer protection, employment, intellectual property and other litigation related to the conduct of our business. We consult with legal counsel on such issues and seek input from other experts and advisors with respect to such matters in the ordinary course of business. Any such matter, however, could be costly and time consuming and could divert our management and key personnel from our business operations. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on our business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. For these reasons, it is not possible to make reliable estimates of the amount or range of loss that could result from any such matters at this time. We do not, however, presently expect any such matters to have a material impact on our consolidated financial statements.

ITEM 1A. RISK FACTORS

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have set forth the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2010. You should carefully consider the risks and uncertainties facing our business which are set forth below. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by HP represented approximately 21% and 20%of our net sales for the three months ended September 30, 2010 and 2009. Products manufactured by Apple represented approximately 16% of our net sales in each of the three months ended September 30, 2010 and 2009. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

Significant negative industry or economic trends, including decreases in our market capitalization, slower growth rates or lack of growth in our business, resulted in write-downs and impairment charges in fiscal 2008. While no such write-downs or charges occurred in fiscal 2009 or the first nine months of 2010, if such occur in the future it may indicate that additional impairment charges are required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements. In addition, the testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

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

Our existing credit facility contains certain terms that are more favorable to us than terms that we believe would otherwise be available to us in the current credit market environment. We are currently in the process of negotiating a new credit facility which we expect to enter into in the fourth quarter of 2010. We expect that any new facility will generally be on terms substantially similar to our existing facility, but will likely also include some terms that are less favorable to us than our current terms, including covenants requiring us to maintain minimum levels of excess borrowing capacity or minimum fixed charge coverage ratios, as well as less favorable interest rates.

There has been significant ongoing uncertainty in the global economic environment, coupled with disruptions in the capital and credit markets. Continued uncertainty in these areas could have a negative impact on our ability to obtain financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. To the extent we seek additional financing from public or private debt or equity issuances, there can be no assurance that such financing will be available at acceptable terms, if at all. There can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions or continued weakness in the capital and credit markets.

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

The repurchased shares are held as treasury stock. A summary of the repurchase activity for the three months ended September 30, 2010 is as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 to July 31, 2010	—	—	—	$4,207
August 1, 2010 to August 30, 2010	62,703	$4.11	62,703	3,947
September 1, 2010 to September 30, 2010	25,110	4.30	25,110	3,838
Total	87,813	4.16	87,813

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Summary of Executive Bonus Plan (adopted August 18, 2010)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract, or compensatory plan or arrangement.

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: November 9, 2010	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

***

PC MALL, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Summary of Executive Bonus Plan (adopted August 18, 2010)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract, or compensatory plan or arrangement.