Form 10-K
period 2010-12-31
PC MALL INC
filed 2011-03-25
CIK 937941

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $40.4 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2011, the registrant had 12,389,766 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

•              our ability to execute and benefit from our business strategies; including but not limited to, business strategies related to and strategic investments in our IT systems, our Chicago office, HealthDynamix, our Small Business Network and our acquisition of assets of eCOST.com and related strategies for our expected future OnSale segment;

•             our competitive advantages and growth opportunities;

•             our ability to increase profitability and revenues;

•             our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;

•             our ability to generate vendor supported marketing;

•             our acquisition strategy and the impact of any past or future acquisitions;

•             the impact of acquisitions on our financial condition, liquidity and our future cash flows and earnings;

•             our expectation regarding general economic uncertainties and the related potential negative impact on our profit and profit margins, as well as our financial condition, liquidity and future cash flows;

•             our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility;

•             the impact on accounts receivable from our efforts to focus on sales in our MME, SMB, and Public Sector segments;

•             our ability to penetrate the public sector market and the impact of changes to our public sector business related to key changes to a primary vendor’s programs;

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

•             our ability to limit risk related to price reductions;

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

•             our compliance with laws and regulations;

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

•             our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and

•             the likelihood that new laws and regulations will be adopted with respect to the Internet, privacy and data security that may impose additional restrictions or burdens on our business.

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

***

ITEM 1. BUSINESS

General

PC Mall, Inc., founded in 1987, together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, field service teams, various direct marketing techniques and a limited number of retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, sarcom.com, pcmallgov.com, abreon.com, nspi.com, onsale.com, healthdynamix.com, pcmallsbn.com and other promotional materials.

PC Mall plays a valuable role in the IT supply chain. While we provide comprehensive solutions for our customers’ technology needs, our business model also provides significant leverage to technology manufacturers and service providers. Through us, technology manufacturers and service providers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support, and centralized product fulfillment. Additionally, while our experience and expertise in marketing and eCommerce allows us to efficiently reach and capture customers across these segments, our scale and centralized model allow us to efficiently deploy a one-to-many selling and delivery model.

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

In December 2009, SARCOM acquired certain assets of Data Systems Worldwide, Inc. (“DSW”). DSW, a provider of converged Cisco solutions in the western United States, had approximately 20 employees as of December 15, 2009, the majority of which were service or sales personnel. Each of these employees became employees of SARCOM in connection with the acquisition. DSW’s practice areas include managed and professional services and Cisco intelligent networks, facilities, datacenters and security, with a focus on unified communications and connected real estate. During 2010, DSW was assimilated into SARCOM.

In June 2010, SARCOM completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom were billable IT resources. NSPI’s managed services include hosted and remote managed monitoring of data centers, networks and IT environments, software as a service (SaaS), infrastructure as a service (IaaS), and other project-based offerings.

Our four operating segments, SMB, MME, Public Sector and MacMall, are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our segments is provided below.

In the fourth quarter of 2009, we changed the name of our Consumer segment to MacMall. The MacMall segment includes sales made under our MacMall and Onsale brand names via telephone and the Internet to consumers, businesses and creative professionals. This was a name change only and does not affect the segment results reported in the current or prior periods.

Our SMB segment consists of sales made primarily to small and medium sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com, which ended 2010 with over 40,000 active users, who are primarily small businesses and IT executives.

Our MME segment consists of sales made primarily to mid-market and enterprise sized businesses under the SARCOM, NSPI and Abreon brands, utilizing a field relationship-based selling model, an outbound phone based sales force and a field service organization. The MME segment sells complex products, services and solutions, which we believe can be delivered best with a face-to-face selling model.

Our Public Sector segment consists of sales made primarily to federal, state, and local governments, as well as educational institutions, utilizing an outbound phone and field relationship-based selling model as well as contracts and bids business development teams.

On February 18, 2011, we acquired certain assets, including approximately $1 million of inventory, of eCOST.com, a subsidiary of PFSweb, Inc., for $2.3 million. eCOST.com is an online marketplace featuring an assortment of product categories, including but not limited to computers, networking, electronics and entertainment, TVs, monitors and projectors, cameras and camcorders, memory and storage, apparel, and sports and leisure items. The website also features a proprietary and patented shopping format, Bargain Countdown®, which amongst other features, offers limited time, limited quantity deals, and supports its premium online membership shopping club. eCOST.com commenced business in 1999 as a subsidiary of PC Mall. In September 2004, eCOST.com completed an initial public offering of approximately 19.8% of its outstanding common stock. In April 2005, we completed a spin-off of eCOST.com by distributing all of our remaining ownership interest in eCOST.com to our stockholders. In February 2006, eCOST.com was acquired by PFSweb in a stock for stock merger.

In conjunction with this transaction, beginning with the first quarter of 2011, our management will consider the OnSale and eCOST businesses together as a separate segment and will report their results accordingly, including revising all historical segment financial information reported therein. As such, existing sales under the OnSale brand will no longer be reported under the MacMall segment. We expect the MacMall segment to remain primarily focused on targeting small businesses, creative professionals and high-end consumers, predominantly in the Apple and related-products market.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of December 31, 2010, we had an accrued receivable of $6.8 million related to the 2009 and 2010 calendar years, and we expect to receive full payment under our remaining labor credit claims.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively superseded an earlier repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the year ended December 31, 2010, we repurchased a total of 200,084 shares of our common stock under this program for a total cost of $0.9 million. From the inception of the program in October 2008 through December 31, 2010, we had repurchased an aggregate total of 1,524,494 shares of our common stock for a total cost of $6.2 million. The repurchased shares are held as treasury stock.

Strategy

Our strategy is to be a value added single source provider of information technology products, services and solutions for our customers. Historically, we implemented our strategy as a rapid response, high volume, cost-efficient direct marketer of multi-branded, competitively-priced information technology products and services, while providing a high level of support to our customers. More recently, as we have added more service capabilities to our offerings to customers, we have become more focused on the return on investment (ROI) that our customers can generate by partnering with us.  We believe our model is a compelling combination of technology hardware, services and solutions, highly efficient fulfillment engines and centralized back-office functions that enables us to provide significant value to our customers. The key elements of our strategy are discussed below.

Expand Our Client Base and Further Penetrate Our Existing Client Base

During 2010, as commercial, governmental and consumer IT spending started to recover from a broad economic downturn, we continued to invest in people, processes and systems that we feel will enable us to attract new clients and also gain share within our current client base and in incremental markets. For example:

•                  In late 2009, we launched the Small Business Network at www.pcmallsbn.com, which is an innovative, social media platform designed to drive demand in businesses with fewer than 100 employees. This is the largest segment of businesses in the U.S. market, but has historically been difficult and expensive to reach. By utilizing viral marketing and social media, we believe that the Small Business Network gives us a unique platform to drive demand from these small businesses. In 2010, we grew the number of active members of the Small Business Network to over 40,000 small businesses. While revenues were modest through this site in 2010, our long-term goal is to create a compelling value for those businesses to shift their IT purchases to this network.

•                  We opened a new office in downtown Chicago in mid-2009. This office houses a new SMB call center, and we have added significant headcount to that location over the last several months. We believe that the excellent pool of qualified account executives available in the Chicago area has allowed us to assemble and maintain a strong local sales team to grow our business with SMB customers. Based on our plan, we grew the Chicago SMB location in 2010 to just under 90 outbound account executives and, consistent with our experience in our other outbound call centers, we expect that these account executives will become more productive over time.

•                  In 2010, we launched Health Dynamix, a vertically integrated team that, while based within our Public Sector segment, will support our SMB, MME and Public Sector segments, each of which serves customers within the healthcare market. The healthcare market is specialized and is changing rapidly and is also one of the fastest growing markets for IT products.  In addition, in mid-2010, we partnered with HP and MedPlus (a subsidiary of Quest Diagnostics) in an effort to drive sales of Electronic Health Record (EHR) solutions. In support of this effort, we formed a dedicated team of 10 outbound account executives to market to private practitioners and launched a full color catalog, as well as a dedicated website at www.healthdynamix.com. We believe our investment in Health Dynamix will enable us to continue to grow in this important market.

•                     We saw a return to growth in 2010 for most of our service offerings, and believe that based upon our service capabilities we have a significant opportunity for growth in service sales with our commercial customers. In 2010, we launched an initiative focused on better leveraging our expanded portfolio of service offerings in an effort to enable further penetration of our commercial customer segments. This initiative is intended to bring elements of our different selling organizations, service organizations, and support organizations together to leverage our strengths in services. We also added executive leadership to our service team with the hiring of a new president for our PC Mall Services subsidiary in November of 2010. In addition, we have added marketing resources dedicated to the marketing and merchandising of our service portfolio. We expect that this initiative and our other ongoing efforts will help us to continue to grow our services business.

•                  With the large opportunity in the consumer market space in the United States, in late 2010 we expanded the reach of our consumer brands, Onsale and MacMall, by establishing their presence on leading consumer marketplace web sites. We believe that the addition of these marketplace sites to our consumer portfolio will provide access to incremental customers and sales in the consumer space, and positions us for long term growth in that segment.

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

Focus on the Growth of Our Value Added Services and Product Offerings

While historically our growth has been driven by growth in hardware and software sales, we also believe that consolidation in our marketplace has created a unique opportunity for companies like us to leverage our scale by offering value-added services and solutions to earn a greater share of our clients’ IT expenditures. We work with our customers to identify areas where they can gain efficiencies by outsourcing some of their IT functions to us. Our services are available to our commercial and public sector customers and span the entire IT life cycle. These services include:

•                  Assessment & Planning Services

•                  Data Center Hosting Services

•                  Microsoft Hosting Services

•                  Remote Systems Monitoring & Management

•                  IMAC & Deployment Services

•                  End-User Desktop Services

•                  Managed Print Services

•                  Recycling & Disposal Services

•                  Change Management Consulting Services

With the June 2010 acquisition of NSPI, we further enhanced our services portfolio with hosted data center and managed IT service capabilities. NSPI services are now offered nationwide though over 30 branch locations.

With over 700 certified engineers, technicians and project managers, combined with a national network of third party service providers, we can provide pre-sales assessments and post-sales services efficiently to our customers in the SMB, mid-market/enterprise and public sector markets. We believe that by effectively providing outsourced IT solutions to our customers we will be better able to anticipate their needs and capture a larger share of their IT expenditures.

We continue to focus on sales of solutions including data centers, cloud computing, unified communications, virtualization, secure mobility, borderless networks, enterprise servers, storage and security, software licensing and procurement needs. We believe these represent high growth opportunities in the SMB, mid-market, enterprise and public sector markets. We are authorized to sell Apple, Cisco, HP, IBM, Lenovo, Microsoft, Symantec and other name brand enterprise solutions. We are also authorized to sell annuity based licenses from leading publishers such as Adobe, IBM, Microsoft, Symantec and VMware to our SMB, MME and Public Sector customers. We have continued to invest in pre-sales assets including pre-sales technical representatives, technical content and training that assist our account executives in our SMB, MME and Public Sector segments to identify and close opportunities for products, services and solutions.

Further Strengthen Our Partnerships With Key OEMs and Publishers

We believe it is important to maintain relationships with key OEMs and publishers such as Apple, Cisco, HP, Lenovo and Microsoft, and other key partners on a company-wide basis. We believe our relationships with key partners give us increased visibility and legitimacy in the minds of our customers. Our direct relationships with key sales and marketing personnel from selected partners provide us key insights related to new and existing products, product roadmaps and industry dynamics.

In 2010, we believe we maintained or increased our position with each of our key vendor partners. We continued to invest in sales and technical competencies to drive solutions-centric sales to commercial customers. We added a number of specializations with certain of our top partners such as Cisco, HP and Microsoft to align us with their strategic growth focus. We continued to enhance our training programs, our compensation plans and our marketing activities to support our growth plans with these key partners.

In 2010, we combined our traditional pre-sales engineering team with a number of billable engineering personnel in an effort to provide end-to-end solutions engineering support across our commercial segments, and we hired a new leader for this combined team in November 2010. This combination is intended to better identify, scope, close and deliver solutions to our commercial customers. This team is responsible for acquiring and maintaining our technical certifications with our most strategic partners allowing us to sell these solutions and benefit from related vendor consideration.

Leverage Our Shared Services Capabilities

We utilize a centralized infrastructure for our back-office capabilities. While we strive to free our sales and marketing organizations to focus on their customers and on their growth, we maintain centralized IT, finance, human resources, and other functions. Some of these functions are located in the Philippines, which provides us a cost advantage. We believe that by leveraging a centralized model to perform back-office functions we may achieve a more efficient overall cost structure and ability to introduce new tools to our sales organizations.

We are an early adopter of eCommerce technology and have acquired significant expertise in the development and marketing through this channel. We utilize our public websites to provide our customers with easy and convenient shopping, ordering and tracking tools. Our extranet sites (CAP and Ops Track), which are customized extranets for commercial and public sector customers, provide these same capabilities along with custom catalogs, pricing, security, asset management and workflow configurable to the customers’ needs. We believe having sophisticated eCommerce capabilities facilitates customer acquisition and retention, and we leverage our shared services model to attempt to replicate best practices among our sales organizations.

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

Selectively Pursue Strategic Acquisitions

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

Sales and Marketing

Sales Activities. We believe that much of our success has come from the quality and training of our account executives. Account executives handle a variety of customer needs, including ongoing customer service, technology assessment and support requirements, operations and procurement processes and other value-added services in our SMB, MME and Public Sector segments. Account executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders. Account executives have the authority to vary prices within specified parameters in order to be competitive. In addition, account executives undergo an initial sales training program focusing on use of our systems, product offerings and networking solutions, sales techniques, phone etiquette and customer service. Account executives also attend regular training sessions to stay up-to-date on new products. In addition, we utilize our low cost model in the Philippines (OSRP) to significantly augment the amount of customer service and support personnel available to our commercial sales teams. Customer service and technical support personnel assist outbound account executives, handling administrative tasks, so that account executives can focus on selling. Our phone and computer systems are used for order entry, customer tracking and inventory management. We use a proprietary customer relationship management system for our outbound account executives to assist them with prospecting and account management functions. We also use a customer acquisition, retention and development program to support the ability of our outbound account executives to sell across more product categories.

We believe a key to supporting the successful acquisition and growth of customers in the SMB, mid-market, enterprise and public sector markets is the use of a relationship-based selling model. Our account executives in our segments serving these markets are trained in relationship building, account management and offering high levels of service through a high touch model. Additionally, account executives bring product expertise to bear from within our company, leveraging technical specialists who support our leading OEMs and publishers including Adobe, APC, Apple, Cisco, HP, IBM, Lenovo, Microsoft, Sun Microsystems and Symantec.

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

Vendor Supported Marketing. We provide vendor supported outbound phone campaigns and develop custom marketing campaigns for vendor partners that may include seminars for end users, promotional offers, sell advertising space in our catalogs and on our websites and offer trade-in and trade-up programs. We also work collaboratively with our vendor partners and use vendor funding to help offset portions of the costs of marketing promotions, direct mail offers, customer trainings and events and e-marketing or sales incentives which are each based on market opportunity and the vendors’ needs. We also develop marketing campaigns designed to maximize product sales and we receive funds from our vendors in the form of volume incentive rebates and other programs.

Proprietary Websites. We operate several websites, including pcmall.com, macmall.com, pcmallgov.com, sarcom.com, abreon.com, nspi.com, onsale.com, healthdynamix.com, and pcmallsbn.com. Our websites offer features such as on-line ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate commercial, customized extranets to provide custom catalogs and online purchasing channels for commercial and public sector customers and their employees. These extranet sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing the associated account executive’s time for other tasks.

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

Online Marketing. eCommerce marketing programs and capabilities, such as affiliate marketing, search engine optimization, email and search engine marketing, are essential components of our customer acquisition and retention strategy. In 2010, we continued to invest in web merchandising resources and skills and enhanced our eCommerce technology to increase the efficiency of these online marketing vehicles and to fine tune the use of these vehicles based on projected profitability. A significant investment in mid-2010 was the launch of the eCommerce capability for the MacMall and OnSale brands to participate in leading online consumer marketplace sites. These marketplace sites provide an opportunity for our brands to gain broader access to a larger number of potential consumer customers, and in the fourth quarter of 2010, we saw the results in incremental revenue.

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

	Years Ended December 31,
	2010	2009	2008

Notebooks	19.6%	15.8%	16.2%
Software	16.6	16.9	15.9
Desktop	10.0	9.4	9.6
Networking	7.6	7.7	7.3
Professional services	6.0	6.8	5.9
Storage	5.8	8.0	6.9
Displays	4.4	4.0	4.8
iPods/MP3	3.9	4.1	5.1
Manufacturer service and warranty	3.7	4.2	3.7
Servers	3.6	3.3	3.8
Printers	2.7	3.2	3.9
Accessories	2.6	2.7	2.5
Supplies	2.4	3.2	3.0
Power	2.2	2.1	2.0
Input devices	1.9	2.2	1.7
Memory	1.8	1.6	1.9
Consumer electronics	1.2	1.5	1.5
Other (1)	4.0	3.3	4.3
Total	100.0%	100.0%	100.0%

(1)  Other consists primarily of other electronic products, income from miscellaneous items, and other consumer products.

Service Offerings for Commercial and Public Sector Markets

We provide sophisticated information technology assessment, planning and implementation services on a national basis to small and medium sized businesses, mid-market and enterprise customers, government and educational institutions, healthcare professionals, and individual consumers. Our services span the entire information technology lifecycle and include:

•                  Assessment & Planning Services

•                  Data Center Hosting Services

•                  Microsoft Hosting Services

•                  Remote Systems Monitoring & Management

•                  IMAC & Deployment Services

•                  End-User Desktop Services

•                  Managed Print Services

•                  Recycling & Disposal Services

•                  Change Management Consulting Services

With our acquisition of NSPI in June 2010, we further enhanced our services portfolio with hosted data center and managed IT service capabilities. NSPI services are now offered nationwide through over 30 branch locations.

Our launch of the HealthDynamix brand into the healthcare market in June 2010 broadened our services portfolio to include support of electronic health record (EHR) adoption, assisting physicians in achieving meaningful utilization as defined by the US government. Participating physicians are now able to take advantage of EHR funds allocated by the American Recovery and Reinvestment Act.

To better support our customers and as a reflection of our focus on customer satisfaction, we have grown to over 700 certified engineers, technicians and project managers providing on-site support to our clients. They support a wide variety of technology solutions such as data centers, cloud computing, unified communications, virtualization, secure mobility, borderless networks, enterprise servers, storage and security, software licensing, and procurement needs.

Our engineers are experts in their field who collectively hold over 4,400 certifications. With regular training to maintain and expand these certifications and authorizations, we continue to serve our most forward-thinking clients, helping them optimize their IT environments and meeting their service and support requirements.

Along with our strong industry relationships with Apple, Cisco, HP, Microsoft, Sun Microsystems and others, we continue to utilize our relationships with third party service contractors when we do not have in-house capabilities to deliver the most appropriate solution for our customers. Our IT services, whether they are delivered by us or through our partners, complement our offerings, and we strive to develop complete solutions that lead to growth and success.

Purchasing and Inventory

Effective purchasing is a key element of our strategy to provide name brand computer products and related software and peripherals at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. Products manufactured by Apple represented approximately 21%, 19% and 20% of our net sales in 2010, 2009 and 2008. Products manufactured by HP accounted for 20%, 19% and 19% of our net sales in 2010, 2009 and 2008. We are also linked electronically with 15 distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. The benefits of this program include reduced inventory carrying costs, higher order fill rates and improved inventory turns.

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

Distribution

We operate a full-service 212,000 square foot distribution center in Memphis, Tennessee, an 84,640 square foot warehouse facility in Columbus, Ohio and a 20,254 square foot warehouse facility in Irvine, California. The Memphis warehouse is our primary distribution center and is strategically located near the FedEx main hub in Memphis, which allows most orders of in-stock products accepted by 10:00 p.m. Eastern Time to be shipped for delivery by 10:30 a.m. the following day via FedEx priority, if requested by the customer. Upon request, orders may also be shipped at a lower cost using other modes of transportation such as FedEx standard, FedEx overnight, United Parcel Service ground delivery or the United States Postal Service. The Columbus and Irvine warehouses primarily function as custom configuration and distribution centers for our corporate customers. We believe that our existing distribution facilities are adequate for our current and foreseeable future needs.

When an order is entered into our systems, a credit check or credit card verification is performed, and if approved, and the product is in stock, the order is electronically transmitted to the warehouse for order fulfillment. Inventory items are bar coded and located in computer-designated areas which are easily identified on the packing slip. Orders are checked with bar code scanners prior to final packing to ensure that each order is packed correctly.

We also have electronic purchasing and drop shipping systems for products that are not in stock at our distribution centers. Fifteen distributors and manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit orders electronically for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, service level, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received.

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

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $7.1 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

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

Our success is dependent on the accuracy and proper utilization of our management information systems and our telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded hardware or software systems can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System, which was supported by HP until December 2010. We have had a contract for the last three years with a third party service provider that specializes in maintenance and support of both hardware and operating system, to provide us adequate support until the completion of the upgrade of our management information system, which is expected to be completed by 2013. Any interruption, corruption, degradation or failure of our management information systems or telephone system could adversely impact our ability to receive and process customer orders on a timely basis.

Retail Stores

We currently operate two retail stores, located in Santa Monica and Torrance, California whose target customers are consumers and small businesses residing or located in the local areas.

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

Intellectual Property

We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including using our trademarks or domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and administrative proceedings to be successful. We have numerous trademarks and service marks that we consider to be material to the successful operation of our business. The most important are PC Mall, SARCOM, MacMall, OnSale, and Abreon, which we currently use in connection with telephone, mail order, catalog and/or online retail services. We have registrations for PC Mall and MacMall in the United States and in numerous foreign jurisdictions for telephone, mail order, catalog and/or online retail services.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2010, 2009 and 2008 are summarized in Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

Employees

At December 31, 2010, we had 2,562 full-time and 95 part-time employees, consisting of 1,784 in the United States, 342 in Canada and 531 in the Philippines. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

We consider our employee relations to be good. None of our employees is represented by a labor union, and we have experienced no work stoppages.

Regulatory and Legal Matters

Our direct response business is subject to the Mail or Telephone Order Merchandise Rule and other related regulations promulgated by the Federal Trade Commission and it is also subject to other laws and regulations applicable to access to or commerce on the Internet. We also are subject to general business laws and regulations, as well as laws and regulations specifically governing companies that do business over the Internet. These laws and regulations may cover taxation of eCommerce, user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), database protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, data security, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. Additionally, some of our subsidiaries which are government contractors or subcontractors are subject to laws and regulations of the federal government related to companies that sell to the federal government, including but not limited to regulations of the Department of Labor and laws and regulations related to our procurement of products and services and our sales to the government.

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

Based upon current law, certain of our subsidiaries currently collect and remit sales and use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered. Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products or services shipped or sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. In addition, a number of bills may be introduced or are pending before federal and state legislatures that would potentially expand our tax collection or reporting responsibility. Until these legislative efforts have run their course and the courts have considered and resolved some cases involving these tax collection and reporting issues, there can be no assurance that future laws or interpretations of existing laws imposing taxes or other regulations on direct marketing or Internet commerce would not substantially impair our growth or otherwise have a material adverse effect on our business, results of operations and financial condition.

In addition, we and our subsidiaries may be subject to state or local taxes on income or (in states such as Kentucky, Michigan, Ohio, Texas or Washington) on gross receipts or a similar measure earned in a state even though we and our subsidiaries may have no physical presence in the state. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay income and gross receipts taxes has also been the subject of court actions and various legislative efforts. There can be no assurance that these taxes will not be imposed upon us and our subsidiaries.

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

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the first half of 2011.

Our success is dependent on the accuracy and proper utilization of our management information systems and our telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded systems can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System, which was supported by HP until December 2010. We have had a contract for the last three years with a third party service provider, who specializes in maintenance and support of both hardware and operating system, to provide us adequate support until the completion of the upgrade of our management information system, which is expected to be completed by 2013.

In addition to the specifically discussed IT and phone system upgrades discussed above, we also regularly upgrade our systems in an effort to better meet the information requirements of our users, and believe that to remain competitive, it will be necessary for us to upgrade our management information systems on a regular basis in the future. The implementation of any upgrades is complex, in part, because of the wide range of processes and the multiple systems that may need to be integrated across our business. In connection with any such upgrades we generally create a project plan to provide a reasonable allocation of resources to the project; however, execution of any such plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. Furthermore, any divergence from any such project plan could affect the timing or the extent of benefits we may expect to achieve from the system or any process efficiencies.

Any disruptions, delays or deficiencies in the design or implementation of our IT systems, or in the performance of our legacy systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship and bill for orders in a timely manner. We do not currently have a redundant or back-up telephone system, nor do we have complete redundancy for our management information systems. Any interruption, corruption, deficiency or delay in our management information systems, including those caused by natural disasters, could have a material adverse effect on our business, financial condition and results of operations.

Changes and uncertainties in the economic climate could negatively affect the rate of information technology spending by our customers, which would likely have an impact on our business.

An important element of our business strategy is to increasingly focus on SMB, MME and Public Sector sales. As a result of the ongoing economic uncertainties, the direction and relative strength of the U.S. economy remains a considerable risk to our business, operating results and financial condition. This economic uncertainty could also increase the risk of uncollectible accounts receivable from our customers. During the recent economic downturns in the U.S. and elsewhere, SMB, MME and Public Sector entities generally reduced, often substantially, their rate of information technology spending. Additionally, these recent weak economic conditions and consumer confidence resulted in a decline in consumer spending on technology and related consumer goods. Future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business, operating results and financial condition, and could significantly hinder our growth.

Our earnings and growth rate could be adversely affected by negative changes in economic or geopolitical conditions.

We are subject to risks arising from adverse changes in domestic and global economic conditions and unstable geopolitical conditions. If economic growth in the United States and other countries’ economies slows or declines, consumer and business spending rates could be significantly reduced. This could result in reductions in sales of our products, longer sales and payment cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Weak general economic conditions or uncertainties in geopolitical conditions, such as those currently occurring for example in the Middle East, could adversely impact our revenue, expenses and growth rate. In addition, our revenue, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or geopolitical conditions.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple accounted for approximately 21%, 19% and 20% of our total net sales for 2010, 2009 and 2008, and products manufactured by HP accounted for approximately 20%, 19% and 19% of our total net sales for 2010, 2009 and 2008. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

Based upon current interpretations of existing law, certain of our subsidiaries currently collect and remit sales or use tax only on sales of products or services to residents of the states in which the respective subsidiaries have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state direct marketers. Furthermore, court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state were quite limited (e.g., visiting the state several times a year to aid customers or to inspect stores stocking their goods or to provide training or other support to customers in the state). States have also successfully imposed sales and use tax collection responsibility upon in-state manufacturers that agree to act as a drop shipper for the out-of-state marketer, giving rise to the risk that such taxes may be imposed indirectly on the out-of-state seller. We believe our operations in states in which we have no physical presence are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. Various state laws, regulations and taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting or reporting information related to state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. For example, New York recently adopted an affiliate marketing statute and related regulations that impose sales and use tax collection obligations on out-of-state sellers that use certain web-based affiliate marketing relationships with web-based affiliates deemed to be located in New York. Other states have proposed similar legislation. There can be no assurance that existing or future laws that impose taxes or other regulations on direct marketing or Internet commerce would not substantially impair our growth or otherwise have a material adverse effect on our business, results or operations and financial condition.

In addition, we and our subsidiaries may be subject to state or local taxes on income or (in states such as Kentucky, Michigan, Ohio, Texas or Washington) on gross receipts or a similar measure earned in a state even though we and our subsidiaries may have no physical presence in the state. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay income and gross receipts taxes has also been the subject of court actions and various legislative efforts. There can be no assurance that these taxes will not be imposed upon us and our subsidiaries.

We also are subject to general business laws and regulations, as well as laws and regulations specifically governing companies that do business over the Internet. These laws and regulations may cover taxation of eCommerce, user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), database protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, data security, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. Additionally, some of our subsidiaries which are government contractors or subcontractors are subject to laws and regulations of the federal government related to companies that sell to the federal government, including but not limited to regulations of the Department of Labor and laws and regulations related to our procurement of products and services and our sales to the government.

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

Such existing and future laws and regulations may also impede our business. Additionally, it is not always clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, data security and personal privacy, among other laws, apply to the Internet and eCommerce. Unfavorable resolution of these issues may expose us to liability and costly changes in our business operations, and could reduce customer demand for our products.

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

Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny or litigation. In the past, the FTC has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of our privacy policy or of data breach violations, we may face a loss of users and damage to our reputation and be forced to expend significant amounts of financial and managerial resources to defend against these accusations and we may face potential liability as well as extended regulatory oversight in the form of a long-term consent order.

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

Significant negative industry or economic trends, including decreases in our market capitalization, slower growth rates or lack of growth in our business, resulted in write-downs and impairment charges in fiscal 2008. While no such write-downs or charges occurred in fiscal 2009 or fiscal 2010, if such occur in the future it may indicate that additional impairment charges are required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements. In addition, the testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

We may not be able to maintain profitability on a quarterly or annual basis.

Our ability to maintain profitability on a quarterly or annual basis given our planned business strategy depends upon a number of factors, including but not limited to our ability to achieve and maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner, leverage our fixed cost structure, maintain adequate levels of vendor consideration and price protection, maintain a well-balanced product and customer mix, maintain customer acquisition costs and shipping costs at acceptable levels, and our ability to effectively compete in the marketplace with our competitors. Our ability to maintain profitability on a quarterly or annual basis will also depend on our ability to manage and control operating expenses and to generate and sustain adequate levels of revenue. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than what we project. In addition, we may find that our business plan costs more to execute than what we currently anticipate. Some of the factors that affect our ability to maintain profitability on a quarterly or annual basis are beyond our control, including general economic trends and uncertainties.

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

•             foreign currency exchange rates;

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

We require substantial working capital to fund our business. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our existing credit facility, which functions as a working capital line of credit, will be adequate to support our current operating plans for at least the next twelve months. However, if we need additional financing, such as for acquisitions or expansion or to finance our operations during a significant downturn in sales or an increase in operating expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financings to fund additional expansion, or take advantage of strategic opportunities or favorable market conditions. There can be no assurance such financings will be available on terms favorable to us or at all. To the extent any such financings involve the issuance of equity securities, existing stockholders could suffer dilution. If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. If additional financing is required but not available, we would have to implement further measures to conserve cash and reduce costs. However, there is no assurance that such measures would be successful. Our failure to raise required additional financing could adversely affect our ability to maintain, develop or enhance our product offerings, take advantage of future strategic opportunities, respond to competitive pressures or continue operations.

Recently, there were substantial disruptions in the capital and credit markets related to the global economic environment. While we were recently able to renew our credit facility on terms acceptable to us, economic volatility and geopolitical uncertainty could result in further disruptions of the capital and credit markets. Problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund changes in our sales or an increase in our operating expenses, or to take advantage of strategic opportunities or favorable market conditions. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

Rising interest rates could negatively impact our results of operations and financial condition.

A significant portion of our working capital requirements has historically been funded through borrowings under our credit facility, which functions as a working capital line of credit and bears interest at variable rates, tied to the LIBOR or prime rate. In connection with and as part of the line of credit, we also entered into a term note, bearing interest at the same rate as our credit facility. Additionally, in connection with our acquisition of real property in March 2011, we expect to enter into further financing arrangements which could bear variable interest rates. If the variable interest rates on our borrowings increase, we could incur greater interest expense than we have in the past. Rising interest rates, and our increased interest expense that would result from them, could negatively impact our results of operations and financial condition.

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

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or such information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts we may enter, or if we give third parties or our employees improper access to any such personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation or our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding whether they misused or inadequately secured personal information regarding consumers. We could incur additional expenses if new laws or regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

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

In 2005, we opened an office in the Philippines and we may increase these and other offshore operations in the future. Establishing offshore operations may entail considerable expense before we realize cost savings, if any, from these initiatives. Our limited operating history in the Philippines, as well as the risks associated with doing business overseas and international events, could prevent us from realizing the expected benefits from our Philippines operations or any other offshore operations that we establish.

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

•             political unrest or uncertainties;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal facilities at December 31, 2010 were as follows:

Description	Sq. Ft.	Location
Distribution Center and Retail Store	212,000	Memphis, TN
SARCOM Headquarters, Sales Office and Warehouse/Distribution Center	121,486	Lewis Center, OH
PC Mall Corporate Headquarters and Sales Office	59,692	Torrance, CA
Irvine Sales Office and Warehouse/Distribution Center	60,072	Irvine, CA
Canadian Office	45,128	Montreal, Quebec
Chicago Office	28,074	Chicago, Illinois
Philippines Office	25,134	Mandaluyong City, Philippines
Retail Store — Torrance	10,018	Torrance, CA
Retail Store — Santa Monica	9,750	Santa Monica, CA
Wisconsin Sales Office	4,887	Menomonee Falls, WI

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

During the first week of January 2011, we closed our retail store located adjacent to our warehouse in Memphis, Tennessee. This retail store was primarily for clearance items and was not a material retail operation.

Effective January 1, 2011, AF Services, LLC, our wholly-owned subsidiary, entered into an amendment to the existing lease agreement, originally dated February 19, 2009, as amended, with SARCOM Properties, Inc., adding an additional 22,514 square feet of space to the existing 121,486 square feet of space utilized primarily by our SARCOM subsidiary. The 144,000 total square feet is used for office and warehouse/distribution space in Lewis Center, Ohio.

On March 11, 2011, we completed the purchase of the real property comprising approximately 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which will be our new corporate headquarters. Our plan is to move into this building from our current headquarters located in Torrance, California in early fall of 2011 before the expiration of the Torrance lease. The total purchase price was $9.5 million in cash. In addition to the purchase price of the property, we expect to make certain improvements on the property for an expected cost of up to $4.5 million. In the near term, we expect to complete financing of the building and improvements through a variable interest rate loan committed to us by a commercial bank.

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

ITEM 4. REMOVED AND RESERVED

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of March 25, 2011 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	44	Chairman of the Board, President and Chief Executive Officer
Brandon H. LaVerne	39	Chief Financial Officer, Treasurer and Chief Accounting Officer
Kristin M. Rogers	52	Executive Vice President — Sales and Marketing
Robert I. Newton	45	Executive Vice President, General Counsel and Secretary
Joseph B. Hayek	38	Executive Vice President, Corporate Development and Investor Relations

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

Robert I. Newton joined us in June 2004 and currently serves as our Executive Vice President, General Counsel and Secretary. Mr. Newton was Of Counsel in the corporate practice group of Morrison & Foerster LLP from February 2000 until joining our company. Prior to his employment at Morrison & Foerster LLP, Mr. Newton was a partner in the corporate practice group of McDermott, Will & Emery LLP. Mr. Newton received a B.B.A., with highest honors, and a J.D., with honors, from the University of Texas at Austin.

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

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2010
First Quarter	$5.67	$4.40
Second Quarter	6.05	3.88
Third Quarter	7.24	3.20
Fourth Quarter	7.88	5.22
Year Ended December 31, 2009
First Quarter	$4.06	$2.84
Second Quarter	8.58	4.38
Third Quarter	8.98	6.50
Fourth Quarter	8.08	5.04

As of the close of business on March 22, 2011, there were approximately 31 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively superseded an earlier repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We did not repurchase any shares during the three months ended December 31, 2010. During the year ended December 31, 2010, we repurchased a total of 200,084 shares of our common stock under this program for a cost of $0.9 million. From the inception of the program in October 2008 through December 31, 2010, we have repurchased an aggregate total of 1,524,494 shares of our common stock for a total cost of $6.2 million. The repurchased shares are held as treasury stock.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2005. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PC Mall, Inc., the NASDAQ Composite Index

and the NASDAQ Retail Trade Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	Measurement Period (fiscal years covered)
	12/05	12/06	12/07	12/08	12/09	12/10
PC Mall, Inc.	$100.00	$186.22	$164.49	$70.85	$92.23	$133.75
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Retail Trade	100.00	103.82	120.64	79.21	134.98	176.03

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2007 and 2006 along with the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 presented below were derived from our audited consolidated financial statements which are not included elsewhere herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data )
Consolidated Statements of Operations Data:
Net sales	$1,368,314	$1,138,061	$1,327,974	$1,215,433	$1,005,820
Cost of goods sold	1,197,019	985,045	1,148,593	1,067,595	881,902
Gross profit	171,295	153,016	179,381	147,838	123,918
Selling, general and administrative expenses	156,827	145,274	155,494	123,520	111,817
Special charges (1)	—	—	4,893	—	1,683
Operating profit	14,468	7,742	18,994	24,318	10,418
Interest expense, net	2,019	1,567	3,667	4,031	3,940
Income before income taxes	12,449	6,175	15,327	20,287	6,478
Income tax expense	4,876	2,818	5,724	7,844	2,522
Net income	$7,573	$3,357	$9,603	$12,443	$3,956
Basic and Diluted Earnings Per Common Share:
Basic	$0.62	$0.27	$0.72	$0.98	$0.33
Diluted	0.61	0.26	0.69	0.90	0.31

(1)          2008 includes a $4.1 million goodwill and intangible asset impairment charge and a $0.8 million lawsuit settlement charge. 2006 relates to a lawsuit settlement charge.

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,711	$9,215	$6,748	$6,623	$5,836
Working capital	52,638	54,034	50,847	37,264	43,386
Total assets	334,091	301,176	282,385	296,235	203,567
Short-term debt	783	1,038	1,038	775	500
Line of credit	50,301	53,127	29,010	53,893	32,477
Long-term debt, excluding current portion	2,666	3,333	4,337	4,456	1,750
Total stockholders’ equity	107,293	97,755	93,551	84,424	60,824

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

BUSINESS OVERVIEW

PC Mall, Inc., founded in 1987, together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, field service teams, various direct marketing techniques and a limited number of retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, sarcom.com, pcmallgov.com, abreon.com, nspi.com, onsale.com, healthdynamix.com, pcmallsbn.com and other promotional materials.

PC Mall plays a valuable role in the IT supply chain. While we provide comprehensive solutions for our customers’ technology needs, our business model also provides significant leverage to technology manufacturers and service providers. Through us, technology manufacturers and service providers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support, and centralized product fulfillment. Additionally, while our experience and expertise in marketing and eCommerce allows us to efficiently reach and capture customers across these segments, our scale and centralized model allow us to efficiently deploy a one-to-many selling and delivery model.

Our four operating segments, SMB, MME, Public Sector and MacMall, are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our segments is provided below.

In the fourth quarter of 2009, we changed the name of our Consumer segment to MacMall. The MacMall segment includes sales made under our MacMall and Onsale brand names via telephone and the Internet to consumers, businesses and creative professionals. This was a name change only and does not affect the segment results reported in the current or prior periods.

Our SMB segment consists of sales made primarily to small and medium sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com, which ended 2010 with over 40,000 active users, who are primarily small businesses and IT executives.

Our MME segment consists of sales made primarily to mid-market and enterprise sized businesses under the SARCOM, NSPI and Abreon brands, utilizing a field relationship-based selling model, an outbound phone based sales force and a field service organization. The MME segment sells complex products, services and solutions, which we believe can be delivered best with a face-to-face selling model.

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

There has been substantial ongoing uncertainty in the global economic environment and recent disruptions in the capital and credit markets. General economic conditions have an effect on our business and results of operations across all of our segments. If economic growth in the U.S. and other countries’ economies slows or declines, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could significantly hinder our growth. These factors could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition. In response to these uncertainties, we have continued to focus our efforts on cost reduction initiatives, competitive pricing strategies and driving higher margin service and solution sales, while continuing to make selective investments in our sales force personnel, service capabilities and IT infrastructure and tools in an effort to position us for enhanced productivity and future growth. We are currently engaged in an aggressive market share growth strategy in certain of our segments, which includes targeted aggressive pricing to acquire or enhance customer relationships as well as to enhance vendor relationships.

Our planned operating expenditures each quarter are based in large part on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for the quarter may be materially adversely affected. Our narrow gross margins may magnify the impact of these factors on our operating results. Management regularly reviews our operating performance using a variety of financial and non-financial metrics including sales, shipments, gross margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivable aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 21%, 19% and 20% of our net sales in 2010, 2009 and 2008. Products manufactured by HP represented 20%, 19% and 19% of our net sales in 2010, 2009 and 2008.

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

STRATEGIC DEVELOPMENTS

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $7.1 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

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

eCOST.com Acquisition

On February 18, 2011, we acquired certain assets, including approximately $1 million of inventory, of eCOST.com, a subsidiary of PFSweb, Inc., for $2.3 million. eCOST.com is an online marketplace featuring an assortment of product categories, including but not limited to computers, networking, electronics and entertainment, TVs, monitors and projectors, cameras and camcorders, memory and storage, apparel, and sports and leisure items. The website also features a proprietary and patented shopping format, Bargain Countdown®, which amongst other features, offers limited time, limited quantity deals, and supports its premium online membership shopping club. eCOST.com commenced business in 1999 as a subsidiary of PC Mall. In September 2004, eCOST.com completed an initial public offering of approximately 19.8% of its outstanding common stock. In April 2005, we completed a spin-off of eCOST.com by distributing all of our remaining ownership interest in eCOST.com to our stockholders. In February 2006, eCOST.com was acquired by PFSweb in a stock for stock merger.

In conjunction with this transaction, beginning with the first quarter of 2011, our management will consider the OnSale and eCOST businesses together as a separate segment and will report their results accordingly, including revising all historical segment financial information reported therein. As such, existing sales under the OnSale brand will no longer be reported under the MacMall segment. We expect the MacMall segment to remain primarily focused on targeting small businesses, creative professionals and high-end consumers, predominantly in the Apple and related-products market.

NSPI Acquisition

In June 2010, our SARCOM subsidiary completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom are billable IT resources. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders can earn additional consideration based on the performance of the NSPI business over the next two years, up to a total of approximately $5.2 million. In accordance with ASC 805, “Purchase Price Allocations” (formerly FAS No. 141R), based on an initial valuation of the fair value of the contingent consideration, we recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation is based upon management’s initial forecasts of expected profitability of NSPI during the earnout period, and will be updated, if necessary, in future periods with adjustments reflected in our consolidated statement of operations.

DSW Acquisition

In December 2009, our SARCOM subsidiary acquired certain assets of Data Systems Worldwide, Inc. (“DSW”) for a total purchase price of approximately $1.5 million. DSW, a provider of converged Cisco solutions in the western United States, had approximately 20 employees as of December 15, 2009, the majority of which are service or sales personnel. Each of these employees became employees of Sarcom in connection with the acquisition. DSW’s practice areas include managed and professional services and Cisco intelligent networks, facilities, data centers and security, with a focus on unified communications and connected real estate.

Goodwill and Intangible Asset Impairment

In accordance with ASC 350-20 (formerly Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”), we performed our annual impairment analysis of goodwill and indefinite lived intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets and compared them to their respective carrying values. Based on our analysis, we have determined that no impairment of goodwill or indefinite lived intangible assets existed as of December 31, 2010 and 2009. For 2008, based on our analysis as of December 31, 2008, we determined that approximately $2.7 million of goodwill and purchased intangibles held by our Public Sector segment, related to our acquisition of Government Micro Resources, Inc. in 2006, and approximately $1.4 million of goodwill held by our MacMall segment, related to our acquisition of ClubMac in 2002, representing all of the goodwill held at each of these segments as of December 31, 2008, were impaired. As a result, we recorded a non-cash, pre-tax impairment charge totaling $4.1 million to “Special charges” on our Consolidated Statements of Operations for the year ended December 31, 2008. The $4.1 million impairment charge resulted in a deferred tax benefit of $1.5 million. See below under “Critical Accounting Policies and Estimates — Goodwill and Intangible Assets” for more information.

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

Certain software assurance or subscription products and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with ASC 605-45 (formerly Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”). Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

When a customer order contains multiple items such as hardware, software and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under ASC 605-25, Revenue Recognition, Multiple-Element Arrangement. ASC 605-25 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. Generally, we are able to establish fair value for all elements of the arrangement and revenue is recognized on each element separately.

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

Vendor Consideration. We receive vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50 (formerly EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. As we circulate catalogs throughout the year, we also receive market development funds and other vendor consideration from vendors included in each catalog. These funds may be deferred, when warranted, and recognized based on sales generated over the life of the catalog. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheets. At the end of any given period, unbilled receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.”

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718 (formerly financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment”), using the modified prospective application transition method. ASC 718 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations.

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the years ended December 31, 2010, 2009 and 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of December 31 of each year. Under ASC 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment review include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income.

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

As of December 31, 2010, we performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis, we determined that the estimated fair value of our MME segment exceeded its net carrying value and as such, no impairment of goodwill and indefinite-lived intangible assets existed as of December 31, 2010.

For the year ended December 31, 2009, no impairment of goodwill and indefinite-lived intangible assets existed. For the year ended December 31, 2008, as a result of the global economic downturn and its effect on the results of each of our reporting units and as a result of our 2008 annual impairment analysis, which indicated that there would be no remaining implied value attributable to the goodwill of our Public Sector and MacMall reporting units, we determined that the goodwill and purchased intangible assets related to our Public Sector and the goodwill related to our MacMall segments were impaired. Therefore, we recorded an impairment charge totaling $4.1 million, which represents the entire goodwill and purchased intangible asset amounts related to our Public Sector ($2.7 million) and MacMall ($1.4 million) segments, for the year ended December 31, 2008. The $4.1 million of total impairment charge was included as part of “Special charges” on our Consolidated Statements of Operations for the year ended December 31, 2008.

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

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of December 31, 2010 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of December 31, 2011 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Years Ended December 31,
	2010	2009	2008
Net sales	$1,368,314	$1,138,061	$1,327,974
Cost of goods sold	1,197,019	985,045	1,148,593
Gross profit	171,295	153,016	179,381
Selling, general and administrative expenses	156,827	145,274	155,494
Special charges	—	—	4,893
Operating profit	14,468	7,742	18,994
Interest expense, net	2,019	1,567	3,667
Income before income taxes	12,449	6,175	15,327
Income tax expense	4,876	2,818	5,724
Net income	$7,573	$3,357	$9,603

	As a Percentage of Net Sales For Years Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	87.5	86.5	86.5
Gross profit	12.5	13.5	13.5
Selling, general and administrative expenses	11.5	12.8	11.7
Special charges	—	—	0.4
Operating profit	1.0	0.7	1.4
Interest expense, net	0.1	0.2	0.3
Income before income taxes	0.9	0.5	1.1
Income tax expense	0.3	0.3	0.4
Net income	0.6%	0.2%	0.7%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2010	2009	$	%
SMB	$487,865	$368,846	$119,019	32.3%
MME	493,733	382,725	111,008	29.0
Public Sector	187,331	173,957	13,374	7.7
MacMall	199,534	212,531	(12,997)	(6.1)
Corporate and Other	(149)	2	(151)	NMF (1)
Consolidated net sales	$1,368,314	$1,138,061	$230,253	20.2%

(1)  Not meaningful.

Our consolidated net sales for 2010 were $1,368.3 million, a $230.2 million, or 20%, increase from consolidated net sales of $1,138.1 million in 2009.

Our SMB segment net sales increased by $119.1 million, or 32%, to $487.9 million in 2010 from $368.8 million in 2009. This increase was primarily due to continuing economic recovery by small and medium sized businesses, increased productivity of our account executives, inclusive of significant growth in our new Chicago office, and an increase in sales to promotional companies.

Our MME segment net sales increased by $111.0 million, or 29%, to $493.7 million in 2010 from $382.7 million in 2009. This increase was primarily due to increased spending by customers in the mid-market and enterprise sector and increased account executive productivity in 2010. Product revenues increased by 38% in 2010 compared to the same period in 2009 while service revenues decreased by 2% in 2010 compared to the same period in 2009. Service revenues represented 17% of MME net sales in 2010 compared to 23% of net sales in 2009. The service revenue decline as a percentage of sales was due primarily to the aforementioned growth in products sales, and a 17% decline in MME’s Sarcom branded professional and managed services in 2010 compared to 2009 resulting from certain large service projects in 2009 that did not reoccur in 2010. This decline was partially offset by the inclusion of service revenues of NSPI, which we acquired in June 2010, and services performed under our Abreon brand, which service revenues increased by 12% in 2010 compared to 2009. MME’s service revenue vehicles are primarily contract-based and have longer lead times.

Our Public Sector segment net sales increased by $13.3 million, or 8%, in 2010 to $187.3 million from $174.0 million in 2009. This increase was primarily due to an increase in net sales in both our SLED business and our federal government business driven by stronger demand in both markets and our aggressive public sector market share growth strategy, as well as significant backlog from a large customer carried over from the fourth quarter of 2009. The increase in our federal government business was, however, largely offset by the impact of a 33% reduction in sales of Sun Microsystems solutions, which we believe is substantially related to the acquisition of Sun by Oracle in January 2010 and resulting vendor program changes made in the second quarter of 2010 in connection with Sun solutions. In addition, these changes had a significant negative impact on our federal government net sales through a large contract vehicle. We expect our federal government sales of Sun solutions may be negatively impacted for the foreseeable future.

Our MacMall segment net sales decreased by $13.0 million, or 6%, to $199.5 million in 2010 compared to $212.5 million in 2009. This decrease in MacMall net sales was primarily due to our shift in strategy, which focused the MacMall brand on higher profit customer segments such as small businesses, creative professionals and high-end consumers, as well as the effect of continued competition in the market for Apple products and the absence of year end opportunistic purchases we made in 2008 which we were able to profitably sell in the first half of 2009. These decreases in MacMall net sales in 2010 were partially offset by significant seasonal sales of iPads during the fourth quarter of 2010.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2010		2009
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$60,324	12.4%	$47,259	12.8%	$13,065	(0.4)%
MME	75,301	15.3	65,182	17.0	10,119	(1.7)
Public Sector	14,189	7.6	18,300	10.5	(4,111)	(2.9)
MacMall	21,404	10.7	22,095	10.4	(691)	0.3
Corporate and Other	77	NMF (1)	180	NMF (1)	(103)	NMF (1)
Consolidated gross profit and gross profit margin	$171,295	12.5%	$153,016	13.4%	$18,279	(0.9)%

(1)  Not meaningful.

Consolidated gross profit for 2010 was $171.3 million compared to $153.0 million in 2009, an $18.3 million or 12% increase. Consolidated gross profit margin was 12.5% in 2010 compared to 13.4% in 2009.

Gross profit for our SMB segment was $60.3 million in 2010 compared to $47.3 million in 2009, an increase of $13.0 million or 28%. SMB gross profit margin decreased by 40 basis points to 12.4% in 2010 compared to 12.8% in 2009. The increase in SMB gross profit was primarily due to the increase in SMB net sales discussed above and a $1.9 million increase in vendor consideration. The decrease in SMB gross profit margin was primarily due to a 48 basis point decline in vendor consideration as a percentage of net sales.

Gross profit for our MME segment increased by $10.1 million, or 16%, to $75.3 million in 2010 compared to $65.2 million 2009, and gross profit margin decreased by 170 basis points to 15.3% in 2010 compared to 17.0% in 2009. The increase in MME gross profit was primarily due to the increased MME net sales discussed above. The decrease in MME gross profit margin was primarily due to a change in overall sales mix, as hardware sales grew more rapidly than service sales.

Gross profit for our Public Sector segment decreased by $4.1 million, or 22%, to $14.2 million in 2010 compared to $18.3 million in 2009. Public Sector gross profit margin decreased by 290 basis points to 7.6% in 2010 compared to 10.5% in 2009. The decrease in our Public Sector gross profit and gross profit margin was primarily due to the impact of the Sun changes mentioned above and a higher mix of large, lower margin deals in 2010. Gross profit margin for 2010 also reflects the effects of our previously stated market share growth strategy in the Public Sector business, specifically on the Windows platform in order to broaden our sales mix. We expect that future sales of Sun Microsystems solutions will be made at lower margins than we have historically experienced prior to the vendor program changes made by Oracle.

Gross profit for our MacMall segment was $21.4 million for 2010 compared to $22.1 million in 2009, a decrease of $0.7 million or 3%. Gross profit margin for our MacMall segment increased by 30 basis points to 10.7% in 2010 compared to 10.4% in 2009. The decrease in our MacMall gross profit was primarily due to the decrease in MacMall net sales discussed above. The increase in MacMall gross profit margin was primarily due to the aforementioned strategy shift to focus the MacMall brand on higher profit customer segments.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2010		2009
		Operating		Operating
	Operating	Profit	Operating	Profit	Change
	Profit (Loss)	Margin(1)	Profit (Loss)	Margin(1)	$	Margin
SMB	$31,362	6.4%	$23,048	6.2%	$8,314	0.2%
MME	23,190	4.7	18,613	4.9	4,577	(0.2)
Public Sector	737	0.4	5,847	3.4	(5,110)	(3.0)
MacMall	5,329	2.7	3,191	1.5	2,138	1.2
Corporate and Other	(46,150)	(3.4)	(42,957)	(3.8)	(3,193)	0.4%
Consolidated operating profit and operating profit margin	$14,468	1.1%	$7,742	0.7%	$6,726	0.4%

(1)               Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for 2010 increased by $6.8 million, or 87%, to $14.5 million compared to $7.7 million in 2009. Consolidated operating profit margin for 2010 was 1.1% compared to 0.7% in 2009, an increase of 40 basis points.

Operating profit for our SMB segment increased by $8.4 million, or 36%, to $31.4 million in 2010 compared to $23.0 million in 2009. The increase in SMB operating profit was primarily due to the increase in SMB gross profit discussed above, partially offset by a $4.6 million increase in SMB personnel costs. This increase in SMB personnel costs was primarily due to an increase in variable compensation expenses due to the increased SMB gross profit discussed above and our continuing investment in the growth of our Chicago office.

Our MME segment operating profit increased by $4.6 million, or 25%, to $23.2 million in 2010 compared to $18.6 million in 2009. The increase in MME operating profit was primarily due to the increase in MME gross profit discussed above, partially offset by a $3.4 million increase in MME personnel costs and a $0.6 million increase in depreciation and amortization expenses primarily relating to the acquisition of NSPI. The increase in MME personnel costs was primarily due to an increase in variable compensation costs related to the increased gross profit discussed above and the acquisition of NSPI.

Operating profit for our Public Sector segment was $0.7 million in 2010 compared to $5.8 million in 2009, a decrease of $5.1 million, or 87%. The decrease in Public Sector operating profit was primarily due the decrease in Public Sector gross profit discussed above and a $0.9 million increase in Public Sector personnel costs related to our investment in our Public Sector’s Health Dynamix division and incremental investments in headcount. The increase in Public Sector personnel costs was partially offset by a decrease in variable compensation expenses due to the decreased Public Sector gross profit.

Operating profit for our MacMall segment increased by $2.1 million, or 67%, to $5.3 million in 2010 compared to $3.2 million in 2009. The increase in MacMall segment operating profit was primarily due to a $3.1 million decrease in MacMall advertising expenditures, a $0.6 million decrease in credit card related fees and a $0.6 million decrease in variable fulfilment expenses, partially offset by a $1.2 million increase in MacMall personnel costs and the decrease in MacMall gross profit discussed above. The increase in MacMall personnel costs were primarily due to an increase in sales executives supporting our MacMall small business initiative.

Corporate and Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our reportable operating segments. Corporate and Other expenses increased by $3.2 million, or 7%, to $46.2 million in 2010 from $43.0 million in 2009. This increase was primarily due to a $2.6 million increase in personnel costs, which included a $0.5 million increase in stock-based compensation expenses, an increase in depreciation expenses of $1.7 million primarily related to the completed portions of our ERP and infrastructure upgrades, partially offset by a $0.6 million decrease in legal costs, a $0.4 million decrease in telecommunication costs and a $0.3 million decrease in other professional fees.

Net Interest Expense. Total net interest expense in 2010 increased to $2.0 million compared with $1.6 million in 2009. The increase in interest expense of $0.4 million resulted primarily from increase in our average total outstanding borrowings in 2010 partially offset by the decrease in our average effective borrowing rate in 2010 compared to 2009.

Income Tax Expense. We recorded an income tax expense of $4.9 million in 2010 compared to an income tax expense of $2.8 million in 2009. Our effective tax rates for 2010 and 2009 were 39% and 46%. The increase in income tax expense is primarily attributable to the increase in pre-tax income. The decrease in our effective tax rate in 2010 compared to 2009 was primarily due to the impact of a tax adjustment relating to a dividend from a foreign subsidiary in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in a new ERP system, eCommerce platform and an upgrade of our current IT infrastructure over the next several years, which are discussed below in “Other Planned Capital Projects,” possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our efforts to focus on SMB, MME and Public Sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, which was amended in December 2010, will be adequate to support our current operating plans for at least the next 12 months.

On February 18, 2011, we acquired certain assets, including approximately $1 million of inventory, of eCOST.com, a subsidiary of PFSweb, Inc., for $2.3 million. Also, as part of this acquisition, we assumed certain liabilities related to a web-based promotional membership program available on eCOST.com’s website and liabilities with respect to customer warranty claims, credits, returns and refunds, related to the operation of eCOST.com’s business or through the website from and after the acquisition date. For more information, see Part II, Item 8, Note 16 of the Notes to the Consolidated Financial Statements of this report.

On March 11, 2011, we completed the purchase of the real property comprising approximately 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which will be our new corporate headquarters. Our plan is to move into this building from our current headquarters located in Torrance, California in early fall of 2011 before the expiration of the Torrance lease. The total purchase price was $9.5 million in cash. In addition to the purchase price of the property, we expect to make certain improvements on the property for an expected cost of up to $4.5 million. In the near term, we expect to complete financing of the building and improvements through a variable interest rate loan committed to us by a commercial bank. Under the terms of a commitment letter to us from a commercial bank, the maximum amount of the committed loan is the lesser of $12 million, 75% of the “as improved” value of the property, and 75% of our acquisition and improvement costs. The commitment for the loan provides for a five year term with a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option. The loan will be secured by the real property, and will contain financial covenants substantially similar to those of our existing asset-based credit facility.

Recently, there were substantial disruptions in the capital and credit markets related to the global economic environment. While we were recently able to renew our credit facility on terms acceptable to us, economic volatility and geopolitical uncertainty could result in further disruptions of the capital and credit markets. Problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund changes in our sales or an increase in our operating expenses, or to take advantage of strategic opportunities or favorable market conditions. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $10.7 million at December 31, 2010 and $9.2 million at December 31, 2009. Our working capital decreased by $1.2 million to $52.8 million at December 31, 2010 from working capital of $54.0 million at December 31, 2009.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively superseded an earlier repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that any repurchases of our common stock under this program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the year ended December 31, 2010, we had repurchased a total of 200,084 shares of our common stock under this program for a cost of $0.9 million. From the inception of the program in October 2008 through December 31, 2010, we had repurchased an aggregate total of 1,524,494 shares of our common stock for a cost of $6.2 million. The repurchased shares are held as treasury stock.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of December 31, 2010, we had an accrued receivable of $6.8 million related to the 2009 and 2010 calendar years, and we expect to receive full payment under our remaining labor credit claims.

Cash Flows from Operating Activities. Net cash provided by operating activities was $28.3 million in 2010 compared to net cash used in operating activities of $9.0 million in 2009 and net cash provided by operating activities of $28.2 million in 2008. The $37.3 million of increase in net cash provided by operating activities in 2010 from 2009 was primarily related to a $30.7 million improvement in the management of our working capital and a $6.6 million increase in our net income adjusted for non-cash items. The $30.7 million improvement in the management of our working capital resulted from a $20.1 million improvement in the management of our accounts payable, a $6.8 million improvement in the management of our deferred revenue, a $5.7 million improvement in the management of our inventory and a $5.0 million improvement in the management of our accrued expenses and other current liabilities. The $6.6 million increase in our net income adjusted for non-cash items resulted primarily from the $4.2 million increase in our net income in 2010 from 2009 and a $2.6 million increase in depreciation and amortization expense relating to the completed portions of our ERP and IT infrastructure upgrades.

The $37.2 million decrease in net cash provided by operating activities in 2009 from 2008 was primarily related to a $30.2 million decrease in the management of our working capital and a $7.0 million decrease in our net income adjusted for non-cash items. The $30.2 million decrease resulted primarily from a $24.4 million increase in our accounts receivable and a $6.8 million decrease related to our deferred revenues. The $7.0 million decrease in our net income adjusted for non-cash items resulted primarily from the $6.2 million decrease in our net income in 2009 from 2008 and the $4.1 million of goodwill and intangible asset impairment charge in 2008, partially offset by a $2.6 million increase in provision for deferred taxes.

Cash Flows from Investing Activities. Net cash used in investing activities during the years ended December 31, 2010, 2009 and 2008 was $16.8 million, $9.3 million and $3.2 million, respectively. The $16.8 million of net cash used in investing activities in 2010 was primarily related to the $8.8 million (net of cash acquired) used for the acquisition of NSPI in June 2010 and $8.0 million of capital expenditures. The $8.0 million of capital expenditures were primarily related to investments in our IT infrastructure, leasehold improvements relating to our relocated retail store in Torrance, California and the creation of enhanced electronic tools for our account executives and sales support staff. The $9.3 million of net cash used in investing activities in 2009 was primarily related to investment in our IT infrastructure, including ERP, security and telecommunications upgrades and the acquisition of certain assets of DSW. The $3.2 million of net cash used in investing activities in 2008 was primarily due to the creation of enhanced electronic tools for our account executives and sales support staff, the continued expansion of our Philippines offices, leasehold improvements and capitalized labor relating to internally developed software.

Cash Flows from Financing Activities. Net cash used in financing activities was $10.2 million in 2010 compared to net cash provided by financing activities of $19.8 million in 2009 and net cash used in financing activities of $25.2 million in 2008. The $10.2 million of net cash used in financing activities in 2010 was primarily due to the $4.2 million of net payments on our line of credit, a $3.4 million change in book overdraft and a $1.1 million of net repayments under our notes payable. The $19.8 million of net cash provided by financing activities in 2009 was primarily due to a $24.1 million increase in our outstanding balance on our line of credit, partially offset by repurchases of our common shares totaling $2.6 million, a $1.1 million decrease in book overdraft and $1.0 million of net payment on our notes payable. The $25.2 million of net cash used in financing activities in 2008 was primarily due to the $24.9 million repayment on our line of credit and a $2.6 million repurchase of our common shares into treasury stock, partially offset by a $2.4 million increase in book overdraft.

Line of Credit and Notes Payable. We maintain an asset-based revolving credit facility, as amended from time to time and most recently amended as of December 14, 2010, of up to $160 million from a lending unit of a large commercial bank. The credit facility provides for, among other things, (i) a credit limit of $160 million, which may be increased in increments of $5 million up to a total credit limit of $180 million, provided that any increase of the total credit limit in excess of $160 million is subject to, among other things, an acceptance and commitment by the lenders to such excess amount and a line increase fee not to exceed 0.65% of the increased amount; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of March 31, 2015. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. There can be no assurance that the lenders, if we elected to increase the credit limit, will commit to the remaining excess $20 million of credit beyond the $160 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $160 million.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 0.75 to 1.0 for periods ending on or prior to September 30, 2011, increasing to 1.0 to 1.0 for twelve-month periods ending on or after December 31, 2011. At December 31, 2010, we did not have an

FCCR triggering event.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At December 31, 2010, we had $50.3 million of net working capital advances outstanding under the line of credit. At December 31, 2010, the maximum credit line was $160 million and we had $96.7 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At December 31, 2010, we had $2.87 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $410,000 annually in each of the years 2011 through 2017.

At December 31, 2010, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.57%.

At December 31, 2010, $0.3 million and $0.2 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in our “Notes payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2010 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations
Long-term debt obligation (a) (Note 7)	$3,360	$647	$1,073	$820	$820
Purchase obligations (b) (Note 9)	8,457	6,963	1,494	—	—
Operating lease obligations (Note 9)	18,946	6,173	8,120	3,880	773
Capital lease obligations (Note 9)	2,549	870	1,448	231	—
Total contractual obligations	$33,312	$14,653	$12,135	$4,931	$1,593

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Other commercial commitments
Line of credit (a) (Note 7)	$50,301	$50,301	$—	$—	$—
Standby Letters of Credit (c)	10,098	10,000		98
Earn-out (d)	3,200	1,421	1,779

(a)	Long-term debt obligation and line of credit exclude interest, which is based on a variable rate tied to the prime rate or LIBOR plus a variable spread, at our option.
(b)

Purchase obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).

(c)

Standby LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. The LOC amounts in the table above represent the amount of commitment expiration per period presented. There were no claims made against any standby LOCs during the year ended December 31, 2010.

(d)

Earn-out represents the fair value of the future contingent liability, arising from our acquisition of NSPI, as it is recorded on our Consolidated Balance Sheet under “Accrued expenses and other current liabilities.” At completion of acquisition of NSPI in June 2010, the fair value of the earn-out was based on an initial valuation of the fair value of the contingent consideration, under which the sellers of NSPI can earn up to a total of $5.2 million over a two year period commencing from the acquisition date. The earn-out amounts in the table above represent the fair value of the contingent liability and the respective earn-out periods.

Effective January 1, 2011, AF Services, LLC, our wholly-owned subsidiary, entered into an amendment to the existing lease agreement, originally dated February 19, 2009, as amended, with SARCOM Properties, Inc., adding an additional 22,514 square feet of space to the existing 121,486 square feet of space utilized primarily by our SARCOM subsidiary. For more information, see Part II, Item 8, Note 16 of the Notes to the Consolidated Financial Statements of this report.

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $7.1 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. To date, we have received $3.7 million of the Cisco solution. We expect to receive the remainder of the equipment and services in the first quarter of 2011. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the first half of 2011.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At December 31, 2010, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2010. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2010, we had $50.3 million outstanding under our line of credit and $2.9 million outstanding under our note payable. As of December 31, 2010, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.5 million. Additionally, we expect that in connection with the acquisition of real property located in El Segundo, California in March 2011, we will enter into additional variable rate financing arrangements which also will be subject to risks of fluctuating interest rates. For more information on the acquisition of real property, see discussion above under “Liquidity and Capital Resources — Working Capital.”

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of December 31, 2010, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PC Mall, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 25, 2011

PC MALL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	At December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,711	$9,215
Accounts receivable, net of allowances of $1,802 and $2,740	183,944	161,468
Inventories, net	63,583	68,564
Prepaid expenses and other current assets	10,022	9,290
Deferred income taxes	3,798	3,297
Total current assets	272,058	251,834
Property and equipment, net	21,851	17,091
Deferred income taxes	604	1,538
Goodwill	25,510	19,291
Intangible assets, net	11,749	10,354
Other assets	2,319	1,068
Total assets	$334,091	$301,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,851	$108,773
Accrued expenses and other current liabilities	31,279	25,148
Deferred revenue	12,206	9,714
Line of credit	50,301	53,127
Note payable — current	783	1,038
Total current liabilities	219,420	197,800
Note payable and other long-term liabilities	4,607	5,621
Deferred income taxes	2,771	—
Total liabilities	226,798	203,421
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,089,672 and 14,031,740 shares issued; and 12,148,500 and 12,290,652 shares outstanding, respectively	14	14
Additional paid-in capital	104,894	102,361
Treasury stock, at cost: 1,941,172 and 1,741,088 shares	(7,176)	(6,254)
Accumulated other comprehensive income	2,465	2,111
Retained earnings (deficit)	7,096	(477)
Total stockholders’ equity	107,293	97,755
Total liabilities and stockholders’ equity	$334,091	$301,176

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net sales	$1,368,314	$1,138,061	$1,327,974
Cost of goods sold	1,197,019	985,045	1,148,593
Gross profit	171,295	153,016	179,381
Selling, general and administrative expenses	156,827	145,274	155,494
Special charges	—	—	4,893
Operating profit	14,468	7,742	18,994
Interest expense, net	2,019	1,567	3,667
Income before income taxes	12,449	6,175	15,327
Income tax expense	4,876	2,818	5,724
Net income	$7,573	$3,357	$9,603
Basic and Diluted Earnings Per Common Share
Basic	$0.62	$0.27	$0.72
Diluted	0.61	0.26	0.69
Weighted average number of common shares outstanding:
Basic	12,220	12,373	13,268
Diluted	12,468	12,675	13,861

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained Earnings
	Outstanding	Amount	Capital	Stock	Income	(Deficit)	Total
Balance at December 31, 2007	13,260	$14	$97,869	$(1,015)	$993	$(13,437)	$84,424
Stock option and warrant exercises, including related income tax benefit	142	—	354	—	—	—	354
Restricted stock awards	21	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,509	—	—	—	1,509
Purchases of common stock under a stock repurchase program	(742)	—	—	(2,608)	—	—	(2,608)
Subtotal	—	—	—	—	—	—	83,679
Net income	—	—	—	—	—	9,603	9,603
Translation adjustments, net of taxes	—	—	—	—	269	—	269
Comprehensive income	—	—	—	—	—	—	9,872
Balance at December 31, 2008	12,681	14	99,732	(3,623)	1,262	(3,834)	93,551
Stock option and warrant exercises, including related income tax benefit	193	—	945	—	—	—	945
Stock-based compensation expense	—	—	1,684	—	—	—	1,684
Purchases of common stock under a stock repurchase program	(583)	—	—	(2,631)	—	—	(2,631)
Subtotal	—	—	—	—	—	—	93,549
Net income	—	—	—	—	—	3,357	3,357
Translation adjustments, net of taxes	—	—	—	—	849	—	849
Comprehensive income	—	—	—	—	—	—	4,206
Balance at December 31, 2009	12,291	14	102,361	(6,254)	2,111	(477)	97,755
Stock option exercises and restricted stock awards, including related income tax benefit	58	—	168	—	—	—	168
Stock-based compensation expense	—	—	2,365	—	—	—	2,365
Purchases of common stock under a stock repurchase program	(200)	—	—	(922)	—	—	(922)
Subtotal	—	—	—	—	—	—	99,366
Net income	—	—	—	—	—	7,573	7,573
Translation adjustments, net of taxes	—	—	—	—	354	—	354
Comprehensive income	—	—	—	—	—	—	7,927
Balance at December 31, 2010	12,149	$14	$104,894	$(7,176)	$2,465	$7,096	$107,293

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net income	$7,573	$3,357	$9,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,157	5,597	5,606
Goodwill and intangible assets impairment charge	—	—	4,103
Provision for deferred income taxes	3,327	4,273	1,698
Net tax benefit (expense) related to stock option exercises	96	309	(74)
Excess tax benefit related to stock option exercises	(31)	(289)	(487)
Non-cash stock-based compensation	2,365	1,684	1,509
Loss (gain) on sale of fixed assets	14	22	(1)
Change in operating assets and liabilities:
Accounts receivable	(21,516)	(12,921)	11,513
Inventories	4,981	(719)	(4,028)
Prepaid expenses and other current assets	(561)	(1,942)	1,905
Other assets	324	(24)	410
Accounts payable	19,352	(779)	(2,858)
Accrued expenses and other current liabilities	2,351	(2,672)	(2,578)
Deferred revenue	1,908	(4,858)	1,899
Total adjustments	20,767	(12,319)	18,617
Net cash provided by (used in) operating activities	28,340	(8,962)	28,220
Cash Flows From Investing Activities
Acquisition of NSPI, net of cash acquired	(8,788)	—	—
Purchases of property and equipment	(8,019)	(8,240)	(3,153)
Acquisition of DSW	—	(1,020)	—
Proceeds from sale of fixed assets	19	—	2
Net cash used in investing activities	(16,788)	(9,260)	(3,151)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(4,236)	24,117	(24,883)
Change in book overdraft	(3,454)	(1,117)	2,367
Payments under note payable	(1,143)	(1,004)	(775)
Payments for deferred financing costs	(104)	—	(75)
Payments of obligations under capital lease	(483)	(450)	(154)
Proceeds from stock issued under stock option plans	72	636	428
Excess tax benefit related to stock option exercises	31	289	487
Common shares repurchased and held in treasury	(922)	(2,631)	(2,608)
Net cash (used in) provided by financing activities	(10,239)	19,840	(25,213)
Effect of foreign currency on cash flow	183	849	269
Net change in cash and cash equivalents	1,496	2,467	125
Cash and cash equivalents at beginning of the period	9,215	6,748	6,623
Cash and cash equivalents at end of the period	$10,711	$9,215	$6,748
Supplemental Cash Flow Information
Interest paid	$1,829	$1,516	$3,745
Income taxes paid	1,558	2,446	2,945
Supplemental Non-Cash Investing and Financing Activities (Notes 4 and 7)
Deferred financing costs	$1,410	$—	$—
Purchase of infrastructure system	—	1,105	2,741
Seller financed purchase of ERP system	—	—	919
Goodwill related to acquisitions	—	—	374
NSPI and DSW acquisitions related:
Fair value of assets, net of cash acquired	$13,472	$1,510	$—
Cash paid	(8,788)	(1,020)	—
Liabilities assumed	$4,684	$490	$—

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PC Mall, Inc., founded in 1987, together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, field service teams, various direct marketing techniques and a limited number of retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov and SARCOM brands and our websites pcmall.com, macmall.com, sarcom.com, pcmallgov.com, abreon.com, nspi.com, onsale.com, healthdynamix.com, pcmallsbn.com and other promotional materials.

PC Mall plays a valuable role in the IT supply chain. While we provide comprehensive solutions for our customers’ technology needs, our business model also provides significant leverage to technology manufacturers and service providers. Through us, technology manufacturers and service providers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support, and centralized product fulfillment. Additionally, while our experience and expertise in marketing and eCommerce allows us to efficiently reach and capture customers across these segments, our scale and centralized model allow us to efficiently deploy a one-to-many selling and delivery model.

Our four operating segments, SMB, MME, Public Sector and MacMall, are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our segments is provided below.

In the fourth quarter of 2009, we changed the name of our Consumer segment to MacMall. The MacMall segment includes sales made under our MacMall and Onsale brand names via telephone and the Internet to consumers, businesses and creative professionals. This was a name change only and does not affect the segment results reported in the current or prior periods.

Our SMB segment consists of sales made primarily to small and medium sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com, which ended 2010 with over 40,000 active users, who are primarily small businesses and IT executives.

Our MME segment consists of sales made primarily to mid-market and enterprise-sized businesses under the SARCOM, NSPI and Abreon brands, utilizing a field relationship-based selling model, an outbound phone based sales force and a field service organization. The MME segment sells complex products, services and solutions, which we believe can be delivered best with a face-to-face selling model.

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

Certain software assurance or subscription products and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with ASC 605-45 (formerly Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent).” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

When a customer order contains multiple items such as hardware, software and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under ASC 605-25, Revenue Recognition, Multiple-Element Arrangement. ASC 605-25 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. Generally, we are able to establish fair value for all elements of the arrangement and revenue is recognized on each element separately.

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

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less and credit card receivables with settlement terms less than 5 days are considered cash equivalents. Amounts due from credit card processors classified as cash totaled $4.1 million and $5.2 million at December 31, 2010 and 2009. Checks issued but not presented for payment to the bank, net of available cash subject to a right of offset, totaling $0.7 million and $4.1 million as of December 31, 2010 and 2009 were included in “Accounts payable” in our Consolidated Balance Sheets. Our cash management programs result in utilizing available cash to pay down our line of credit.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of our accounts receivable (in thousands):

	December 31,
	2010	2009
Trade receivables	$161,930	$138,450
Vendor receivables	22,132	23,499
Other receivables	1,684	2,259
Total gross accounts receivable	185,746	164,208
Less: Allowance for doubtful accounts receivable	(1,802)	(2,740)
Accounts receivable, net	$183,944	$161,468

For the years ended December 31, 2010 and 2009, “Vendor receivables” presented above included $9.4 million and $12.4 million, respectively, of unbilled receivables relating to vendor consideration, which are described below under “Advertising Costs and Vendor Consideration.”

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. No customer accounted for more than 10% of trade accounts receivable at December 31, 2010 and 2009. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We have historically incurred credit losses within management’s expectations. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. We had reserves of $1.3 million and $1.6 million as of December 31, 2010 and 2009, reflecting lower of cost or market pricing and allowance for potential excess and obsolete inventory. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. As such, inventories include goods-in-transit to customers at December 31, 2010 and 2009.

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 21%, 19% and 20% of our net sales in 2010, 2009 and 2008. Products manufactured by HP represented 20%, 19% and 19% of our net sales in 2010, 2009 and 2008.

Advertising Costs and Vendor Consideration

We account for advertising costs in accordance with ASC 340-20 (formerly Statement of Position No. 93-7, “Reporting on Advertising Costs”). Our advertising expenditures are generally expensed in the period incurred. Total net advertising expenditures, which were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $5.4 million, $8.5 million and $8.9 million in the years ended December 31, 2010, 2009 and 2008, respectively.

We receive vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50 (formerly EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. As we circulate catalogs throughout the year, we also receive market development funds and other vendor consideration from vendors included in each catalog. These funds may be deferred, when warranted, and recognized based on sales generated over the life of the catalog. Deferred vendor consideration is included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheets. At the end of any given period, unbilled receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.”

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

We had $4.6 million and $2.5 million of unamortized internally developed software at December 31, 2010 and 2009, respectively.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of December 31 of each year. Under ASC 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment review include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income.

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

As of December 31, 2010, we performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis, we determined that the estimated fair value of our MME segment exceeded its net carrying value and as such, no impairment of goodwill and indefinite-lived intangible assets existed as of December 31, 2010.

For the year ended December 31, 2009, no impairment of goodwill and indefinite-lived intangible assets existed. For the year ended December 31, 2008, as a result of the global economic downturn and its effect on the results of each of our reporting units and as a result of our 2008 annual impairment analysis, which indicated that there would be no remaining implied value attributable to the goodwill of our Public Sector and MacMall reporting units, we determined that the goodwill and purchased intangible assets related to our Public Sector and the goodwill related to our MacMall segments were impaired. Therefore, we recorded an impairment charge totaling $4.1 million, which represents the entire goodwill and purchased intangible asset amounts related to our Public Sector ($2.7 million) and MacMall ($1.4 million) segments, for the year ended December 31, 2008. The $4.1 million of total impairment charge was included as part of “Special charges” on our Consolidated Statements of Operations for the year ended December 31, 2008.

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

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of December 31, 2010 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of December 31, 2011 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 (formerly Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment”), using the modified prospective application transition method. ASC 718 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations.

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the years ended December 31, 2010, 2009 and 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

On August 21, 2009 and July 31, 2008, our Compensation Committee approved and granted, under our 1994 Plan, the award of 7,500 shares and 4,000 shares, respectively, of restricted stock to each of our non-employee members of the board for a total award of 22,500 shares and 12,000 shares of restricted stock in the years ended December 31, 2009 and 2008. The restricted stock awards each vested quarterly in equal amounts over a one year period from the date of grant. In accordance with ASC 718 (formerly SFAS 123R), we valued the restricted stock award at fair value as of the grant date and we recognized compensation expense on a straight-line basis over the vesting period.

At December 31, 2010, a total of 842,797 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2010 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.

Stock-Based Compensation

For the years ended December 31, 2010, 2009 and 2008, we recognized stock-based compensation expense of $2.4 million, $1.7 million and $1.5 million in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, and related deferred income tax benefits of $0.9 million, $0.8 million and $0.6 million.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2010, 2009 and 2008 pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding the expected term for options granted during the year ended December 31, 2010, 2009 and 2008, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using historical prices of our common stock for a period equal to the expected term of the options, which we determined to be six years for grants made during each of the years ended December 31, 2010, 2009 and 2008. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2010	2009
Risk free interest rate	2.51%	2.71%
Expected volatility	78%	77%
Expected term (in years)	6	6
Expected dividend yield	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2010 and stock options outstanding and exercisable at December 31, 2010 for the above plans:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	2,687,718	$5.68
Granted	768,000	4.76
Exercised	(38,245)	3.49
Forfeited	(72,503)	4.59
Expired/cancelled	(5,360)	2.22
Outstanding at December 31, 2010	3,339,610	$5.81	6.62	$7,428
Exercisable at December 31, 2010	1,995,048	$5.81	5.32	$4,624

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2010, which was $7.57.

	Years Ended December 31,
	2010	2009	2008
Weighted average grant-date fair value of options granted during the period	$3.32	$4.87	$3.76
Total intrinsic value of options exercised during the period (in thousands)	95	805	1,030
Total fair value of shares vested during the period (in thousands)	2,290	1,603	1,399

Restricted Stock

The following table summarizes our restricted stock activity during the year ended December 31, 2010 for the above plans:

	Number	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2009	16,875	$7.99
Granted	—	—
Vested	(16,875)	7.99
Forfeited	—	—
Non-vested at December 31, 2010	—	—

The grant date fair values of restricted stock awards which vested during 2010, 2009 and 2008 were $134,831, $125,224 and $109,583.

As of December 31, 2010, there was $4.4 million of unrecognized compensation cost related to unvested outstanding stock options and restricted stock. We expect to recognize these costs over a weighted average period of 3.05 years.

4. Acquisitions

NSPI

In June 2010, Sarcom, Inc. (“SARCOM”), our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom are billable IT resources. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders can earn additional consideration based on the performance of the NSPI business over the next two years, up to a total of approximately $5.2 million. In accordance with ASC 805, based on an initial valuation of the fair value of the contingent consideration, we recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation is based upon management’s initial forecasts of expected profitability of NSPI during the earnout period, and will be updated, if necessary, in future periods with adjustments reflected in our consolidated statement of operations.

DSW

In December 2009, SARCOM, our wholly-owned subsidiary, acquired certain assets of Data Systems Worldwide, Inc. (“DSW”) for a total purchase price of approximately $1.5 million. DSW, a provider of converged Cisco solutions in the western United States, had approximately 20 employees as of December 15, 2009, the majority of which are service or sales personnel and each of these employees became employees of SARCOM. DSW’s practice areas include managed and professional services and Cisco intelligent networks, facilities, data centers and security, with a focus on unified communications and connected real estate. The assets SARCOM recorded as a result of this purchase, based on a preliminary purchase price allocation, include certain fixed assets, customer relations, covenants not to compete and goodwill.

eCOST.com

On February 17, 2011, we acquired certain assets and assumed certain liabilities of eCOST.com. See Note 16 for more information.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2010	2009
Computers, software, machinery and equipment	$47,665	$40,134
Leasehold improvements	6,224	5,450
Furniture and fixtures	3,249	3,027
Building and improvements	1,725	1,725
Land	912	912
Software development and other equipment in progress	3,949	5,493
Subtotal	63,724	56,741
Less: Accumulated depreciation and amortization	(41,873)	(39,650)
Property and equipment, net	$21,851	$17,091

Depreciation and amortization expense for property and equipment, including fixed assets under capital leases, for the years ended December 31, 2010, 2009 and 2008 totaled $6.3 million, $4.0 million and $3.9 million.

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

	SMB	MME	Public Sector	MacMall	Corporate & Other	Consolidated
Balance at December 31, 2008	$—	$18,781	$—	$—	$—	$18,781
Acquisition of DSW	—	510	—	—	—	510
Balance at December 31, 2009	—	19,291	—	—	—	19,291
Acquisition of NSPI	—	6,219	—	—	—	6,219
Balance at December 31, 2010	$—	$25,510	$—	$—	$—	$25,510

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At December 31, 2010				At December 31, 2009
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	11	$5,925	(1)	$203	$5,722	$5,878	(1)	$557	$5,321
Customer relationships	6	10,100		4,672	5,428	8,104		3,662	4,442
Non-compete agreements	4	1,168		569	599	918		327	591
Other	5	5		5	—	32		32	—
Total intangible assets		$17,198		$5,449	$11,749	$14,932		$4,578	$10,354

(1)       Included in the total amount for “Patent, trademarks & URLs” at December 31, 2010 and 2009 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was $1.9 million, $1.5 million and $1.7 million in each of the years ended December 31, 2010, 2009 and 2008.

Estimated amortization expense for intangible assets in each of the next five years and thereafter, as applicable, is as follows: $2.0 million in 2011, $1.7 million in 2012, $0.8 million in 2013, $0.4 million in 2014, $0.3 million in 2015 and $1.3 million thereafter.

7. Line of Credit and Note Payable

We maintain an asset-based revolving credit facility, as amended from time to time and most recently amended as of December 14, 2010, of up to $160 million from a lending unit of a large commercial bank. The credit facility provides for, among other things, (i) a credit limit of $160 million, which may be increased in increments of $5 million up to a total credit limit of $180 million, provided that any increase of the total credit limit in excess of $160 million is subject to, among other things, an acceptance and commitment by the lenders to such excess amount and a line increase fee not to exceed 0.65% of the increased amount; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of March 31, 2015. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. There can be no assurance that the lenders, if we elected to increase the credit limit, will commit to the remaining excess $20 million of credit beyond the $160 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $160 million.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 0.75 to 1.0 for periods ending on or prior to September 30, 2011, increasing to 1.0 to 1.0 for twelve-month periods ending on or after December 31, 2011. At December 31, 2010, we did not have an FCCR triggering event.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At December 31, 2010, we had $50.3 million of net working capital advances outstanding under the line of credit. At December 31, 2010, the maximum credit line was $160 million and we had $96.7 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At December 31, 2010, we had $2.87 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $410,000 annually in each of the years 2011 through 2017.

At December 31, 2010, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.57%.

At December 31, 2010, $0.3 million and $0.2 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in our “Notes payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

8. Income Taxes

Our income tax expense consisted of the following for the years ended December 31 (in thousands):

	2010	2009	2008
Current
Federal	$966	$(1,701)	$3,290
State	583	246	736
Total — Current	1,549	(1,455)	4,026
Deferred
Federal	2,846	3,998	1,633
State	238	146	32
Foreign	243	129	33
Total — Deferred	3,327	4,273	1,698
Total income tax expense	$4,876	$2,818	$5,724

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	2010	2009	2008
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.1	3.6	3.1
Income from foreign subsidiary	—	5.6	—
Non-deductible business expenses	2.0	3.0	2.0
Other	(1.0)	(0.6)	(1.8)
Total	39.1%	45.6%	37.3%

The significant components of deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2010	2009
Deferred tax assets (liabilities):
Accounts receivable	$680	$1,080
Inventories	194	182
Property and equipment	(2,879)	(603)
Amortization	(1,933)	(2,199)
Accrued expenses and reserves	2,828	2,012
Foreign employment tax subsidy	(1,533)	(1,345)
Tax credits and loss carryforwards	2,881	4,505
Other	96	23
Total deferred tax assets	334	3,655
Valuation allowance	(237)	(165)
Net total deferred tax assets	$97	$3,490

Current deferred tax liabilities relating to foreign employment tax subsidy of $1.5 million and $1.3 million at December 31, 2010 and 2009, respectively, as provided in the table above, were included as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets.

The exercise of stock options and warrants in 2010 and 2009 resulted in tax benefit of approximately $34,000 and $310,000, respectively, that have been reflected as a reduction of taxes payable and an increase to additional paid-in capital.

At December 31, 2010, we had state net operating loss carryforwards of $23.3 million, which begin to expire at the end of 2013, and federal net operating loss carryforwards of $5.3 million, which begin to expire at the end of 2024. All of the federal net operating loss carryforwards and $2.8 million of the state net operating loss carryforwards relate to pre-acquisition losses from an acquired subsidiary and, accordingly, are subject to annual limitations as to their use under the provisions of IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited.

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

Accounting for Uncertainty in Income Taxes

We adopted ASC 740 (formerly FIN 48) on January 1, 2007 as described above in Note 2. ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the year ended December 31, 2010, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of December 31, 2010.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2006, and state income tax examinations for years following 2005. In addition, certain federal and state net operating loss carryforwards generated after 2002 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

9. Commitments and Contingencies

Commitments

We lease office and warehouse space and equipment under various non-cancelable operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. We also have minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year). In addition, we have obligations under capital leases for computers and related equipment, telecommunications equipment and software. As of December 31, 2010, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Operating lease obligations	$6,173	$4,394	$3,726	$2,554	$1,326	$773	$18,946
Capital lease obligations	870	737	711	231	—	—	2,549
Other commitments (a)	6,963	1,286	208	—	—	—	8,457
Standby Letters of Credit (b)	10,000	—	—	98	—	—	10,098
Earn-out (c)	1,421	1,779	—	—	—	—	3,200
Total minimum payments	$25,427	$8,196	$4,645	$2,883	$1,326	$773	$43,250

(a)

Other commitments consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).

(b)

Standby LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. The LOC amounts in the table above represent the amount of commitment expiration per period presented. There were no claims made against any standby LOCs during the year ended December 31, 2010.

(c)

Earn-out represents the fair value of the future contingent liability, arising from our acquisition of NSPI, as it is recorded on our Consolidated Balance Sheet under “Accrued expenses and other current liabilities.” At completion of acquisition of NSPI in June 2010, the fair value of the earn-out was based on an initial valuation of the fair value of the contingent consideration, under which the sellers of NSPI can earn up to a total of $5.2 million over a two year period commencing from the acquisition date. The earn-out amounts in the table above represent the fair value of the contingent liability and the respective earn-out periods.

For the years ended December 31, 2010, 2009 and 2008, total rent expense, net of sublease income, totaled $6.6 million, $6.3 million and $6.1 million. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Effective January 1, 2011, AF Services, LLC, our wholly-owned subsidiary, entered into an amendment to the existing lease agreement, originally dated February 19, 2009, as amended, with SARCOM Properties, Inc., adding an additional 22,514 square feet of space to the existing 121,486 square feet of space utilized by PC Mall’s wholly-owned subsidiary, SARCOM, Inc. See Note 16 for more detailed information.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $7.1 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. To date, we have received all of the Cisco equipment. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the first half of 2011.

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

10.     Stockholders’ Equity

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively superseded an earlier repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

During 2010, 2009 and 2008, we repurchased a total of 200,084 shares, 582,779 shares and 741,631 shares of our common stock at an annual aggregate cost of $0.9 million, $2.6 million and 2.6 million, respectively. The repurchased shares were recorded as treasury stock. As of December 31, 2010 and 2009, we had total treasury shares of 1,941,172 and 1,741,088 shares, respectively. The common shares held as treasury stock are available for general corporate purposes.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

11. Earnings Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 1,395,000, 1,666,000 and 660,000 for the years ended December 31, 2010, 2009 and 2008 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Year Ended December 31, 2010:
Basic EPS
Net income	$7,573	12,220	$0.62
Effect of dilutive securities
Dilutive effect of stock options	—	248
Diluted EPS
Adjusted net income	$7,573	12,468	$0.61
Year Ended December 31, 2009:
Basic EPS
Net income	$3,357	12,373	$0.27
Effect of dilutive securities
Dilutive effect of stock options	—	302
Diluted EPS
Adjusted net income	$3,357	12,675	$0.26
Year Ended December 31, 2008:
Basic EPS
Net income	$9,603	13,268	$0.72
Effect of dilutive securities
Dilutive effect of stock options and warrants	—	593
Diluted EPS
Adjusted net income	$9,603	13,861	$0.69

12.     Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. On July 1, 2007, we began making 25% matching contributions for amounts that did not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a 5 year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $733,000 and $406,000 in 2010 and 2009.

Restricted Stock, Stock Warrants and Options Issued to Non-employees

On March 2, 2010, our Compensation Committee approved and granted, under our 1994 Plan, the award options to purchase 20,000 shares of our common stock to a third-party investor relations consultant. The options were issued at an exercise price of $4.76 with a five-year term, and vests quarterly over a one-year term.  We valued the options at fair value at grant date based on a Black-Scholes fair value calculation and the options were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option.

On August 18, 2010, our Compensation Committee approved and granted, under our 1994 Plan, the award options to purchase 10,000 shares of our common stock to each of our non-employee members of our board. These options were issued at an exercise price of $4.22 with a ten-year term, and vests quarterly over a two-year term. See Note 3 for more information on our accounting for stock-based compensation.

On August 21, 2009, July 31, 2008 and on August 31, 2007, our Compensation Committee approved and granted, under our 1994 Plan, the award of 7,500 shares, 4,000 shares and 3,000 shares, respectively, of restricted stock to each of our non-employee members of our board for a total award of 22,500 shares, 12,000 shares and 9,000 shares of restricted stock in the years ended December 31, 2009, 2008 and 2007. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant.

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

13. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income	$7,573	$3,357	$9,603
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	354	849	(933)
Income tax benefit (expense) related to other comprehensive income	—	—	1,202
Total comprehensive income	$7,927	$4,206	$9,872

14. Segment Information

Our four operating segments, SMB, MME, Public Sector and MacMall, are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. A description of each of our new segments is provided below.

In the fourth quarter of 2009, we changed the name of our Consumer segment to MacMall. The MacMall segment includes sales made under our MacMall and Onsale brand names via telephone and the Internet to consumers, businesses and creative professionals. This was a name change only and does not affect the segment results reported in the current or prior periods.

Summarized segment information for our continuing operations for the periods presented was as follows (in thousands):

	SMB	MME	Public Sector	MacMall	Corporate & Other	Consolidated
Year Ended December 31, 2010
Net sales	$487,865	$493,733	$187,331	$199,534	$(149)	$1,368,314
Gross profit	60,324	75, 301	14,189	21,404	77	171,295
Depreciation and amortization expense (1)	15	3,103	210	432	4,397	8,157
Operating profit (loss)	31,362	23,190	737	5,329	(46,150)	14,468

Year Ended December 31, 2009
Net sales	$368,846	$382,725	$173,957	$212,531	$2	$1,138,061
Gross profit	47,259	65,182	18,300	22,095	180	153,016
Depreciation and amortization expense (1)	43	2,506	213	119	2,716	5,597
Operating profit (loss)	23,048	18,613	5,847	3,191	(42,957)	7,742

Year Ended December 31, 2008
Net sales	$486,876	$426,101	$161,418	$253,537	$42	$1,327,974
Gross profit	60,368	73,600	16,565	28,647	201	179,381
Depreciation and amortization expense (1)	65	2,654	261	114	2,512	5,606
Operating profit (loss)	29,514	18,379	2,200	7,540	(38,639)	18,994

(1)

Primary fixed assets relating to centralized network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of December 31, 2010 and 2009, we had total consolidated assets of $334.1 million and $301.2 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S. During the years ended December 31, 2010, 2009 and 2008, less than 1% of our total net sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our total net sales in the years ended December 31, 2010, 2009 and 2008.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2010	2009	2008
U.S.	$20,848	$16,235	$10,854
Philippines	566	516	870
Canada	437	340	115
Property and equipment, net	$21,851	$17,091	$11,839

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

16. Subsequent Events

Effective January 1, 2011, AF Services, LLC, our wholly-owned subsidiary, entered into an amendment to the existing lease agreement, originally dated February 19, 2009, as amended, with SARCOM Properties, Inc., adding an additional 22,514 square feet of space to the existing 121,486 square feet of space utilized by PC Mall’s wholly-owned subsidiary, SARCOM, Inc. The lease agreement for the additional 22,514 square feet of space requires an additional $0.1 million of lease payment per year to be paid monthly. The 144,000 total square feet is used for office and warehouse/distribution space in Lewis Center, Ohio.

On February 18, 2011, we acquired certain assets, including approximately $1 million of inventory, of eCOST.com, a subsidiary of PFSweb, Inc., for $2.3 million. Also, as part of this acquisition, we assumed certain liabilities related to a web-based promotional membership program available on eCOST.com’s website and liabilities with respect to customer warranty claims, credits, returns and refunds, related to transactions of eCOST.com’s business or through the website from and after the acquisition date. eCOST.com is an online marketplace featuring an assortment of product categories, including but not limited to computers, networking, electronics and entertainment, TVs, monitors and projectors, cameras and camcorders, memory and storage, apparel, and sports and leisure items. The website also features a proprietary and patented shopping format, Bargain Countdown®, which amongst other features, offers limited time, limited quantity deals, and supports its premium online membership shopping club. eCOST.com commenced business in 1999 as a subsidiary of PC Mall. In September 2004, eCOST.com completed an initial public offering of approximately 19.8% of its outstanding common stock. In April 2005, we completed a spin-off of eCOST.com by distributing all of our remaining ownership interest in eCOST.com to our stockholders. In February 2006, eCOST.com was acquired by PFSweb in a stock for stock merger.

In conjunction with this transaction, beginning with the first quarter of 2011, our management will consider the OnSale and eCOST businesses together as a separate segment and will report their results accordingly, including revising all historical segment financial information reported therein. As such, existing sales under the OnSale brand will no longer be reported under the MacMall segment. We expect the MacMall segment to remain primarily focused on targeting small businesses, creative professionals and high-end consumers, predominantly in the Apple and related-products market.

On March 11, 2011, we completed the purchase of the real property comprising approximately 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which will be our new corporate headquarters. Our plan is to move into this building from our current headquarters located in Torrance, California in early fall of 2011 before the expiration of the Torrance lease. The total purchase price was $9.5 million in cash. In addition to the purchase price of the property, we expect to make certain improvements on the property for an expected cost of up to $4.5 million. In the near term, we expect to complete financing of the building and improvements through a variable interest rate loan committed to us by a commercial bank. Under the terms of a commitment letter to us from a commercial bank, the maximum amount of the committed loan is the lesser of $12 million, 75% of the “as improved” value of the property, and 75% of our acquisition and improvement costs. The commitment for the loan provides for a five year term with a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option. The loan will be secured by the real property, and will contain financial covenants substantially similar to those of our existing asset-based credit facility.

* * *

PC MALL, INC.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION

(unaudited, in thousands, except per share data)

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$289,854	$316,983	$336,099	$425,378
Gross profit	38,029	40,555	43,240	49,741
Net income	173	1,363	2,120	3,917
Basic and diluted earnings per common share:
Basic	$0.01	$0.11	$0.17	$0.33
Diluted	0.01	0.11	0.17	0.33

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$259,300	$261,412	$280,349	$337,000
Gross profit	37,495	35,837	39,184	40,500
Net income	1,011	815	1,448	83
Basic and diluted earnings per common share:
Basic	$0.08	$0.07	$0.12	$0.01
Diluted	0.08	0.06	0.11	0.01

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officers, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management believes that, as of December 31, 2010, our internal control over financial reporting was effective.

ITEM 9B. OTHER INFORMATION

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 5.02 - Compensatory Arrangements of Certain Officers.”

On March 22, 2011, the Compensation Committee of our Board of Directors approved, effective March 27, 2011, increases to the base salary annual rates of pay for our executive officers and adopted new executive incentive bonus plans for our executive officers to be effective for the fiscal year ending December 31, 2011 in replacement of prior executive bonus plans, previously adopted on August 18, 2010 for fiscal year ending December 31, 2010. The base salary rate increases include an increase for Frank Khulusi, Brandon LaVerne, Kristin Rogers, Robert Newton and Joseph Hayek, respectively, from $807,919, $279,414, $339,414, $304,414 and $255,194, to $833,000, $317,500, $350,000, $317,500 and $263,000.

The new executive incentive bonus plans were adopted by the Compensation Committee after consideration by the Committee of our compensation philosophies, principles and processes as described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on April 30, 2010. These philosophies, principles and processes provide for periodic review by the Committee of the performance of our executive officers, the components of their compensation and the effectiveness of our compensation programs in rewarding the contributions of our executive officers towards enhancing our specific business goals while retaining and motivating high quality individuals. In adopting the new executive incentive bonus plan for the fiscal year ending December 31, 2011, the Committee considered a report from an independent third party compensation consultant, Towers Watson, together with other recent competitive market data.

The general executive incentive bonus plan covers the following executive officers, with applicable incentive targets under the plan indicated as a percentage of base salary for each as follows: Frank F. Khulusi, Chairman, President and Chief Executive Officer — 50% of base salary; Brandon H. LaVerne, Chief Financial Officer — 40% of base salary; Kristin M. Rogers, Executive Vice President of Sales and Marketing — 40% of base salary; and Joseph B. Hayek, Executive Vice President of Corporate Development and Investor Relations — 40% of base salary. Additionally, the Compensation Committee approved an increase to Mr. Newton’s annual contractual bonus opportunity of $120,000 to an annual bonus opportunity of $127,000. Mr. Newton does not participate in the general executive incentive bonus plan based on an agreement between the Company and Mr. Newton, which was originally entered into in June of 2004 in an effort to avoid any conflict of interest in the outcome of his legal advice to the Company.

The general plan will be funded at the above amounts if the company achieves 100% of a target of adjusted EBITDA for the 2011 calendar year, excluding the results of its new OnSale segment. Adjusted EBITDA is defined under the plan as earnings before interest, taxes, depreciation and amortization, and adjusted for stock-based compensation and non-recurring special charges, if any, to be excluded from the calculation of EBITDA in the discretion of the Compensation Committee.

The plan also has a minimum adjusted EBITDA for any incentive bonuses to be paid under the plan and contains incentive bonus decelerators based on performance below the performance target. If the company’s performance falls below the performance target, but is at least 90% of the performance target, the incentive bonuses may be reduced by a percentage of the incentive bonus target equal to two times the percentage points by which adjusted EBITDA falls below the performance target. For example, if the company achieves 90% of the performance target, incentive bonuses under the plan may be funded at 80% of the target incentive bonus amounts described above.

Additional decelerators will apply if the company’s performance is between 80% and 90% of the performance target.  In such event, in addition to the first decelerator described above for performance between 90% and 100% of the performance target, the incentive bonus amounts may be further decreased by an additional eight times the percentage points by which adjusted EBITDA falls below 90% of the performance target.  For example, if the company achieves 85% of the performance target, incentive bonuses under the plan may be funded at 40% of the incentive bonus amounts described above.  If the company achieves less than 80% of the performance target, the plan will not be funded, and no incentive bonuses will be paid under the plan.

The plan also contains accelerators under which the incentive bonus amounts can exceed the above described target incentive bonus amounts. If the company’s performance is between 100% and 110% of the performance target, the incentive bonuses may be increased at a rate of two times the percentage points by which adjusted EBITDA exceeds 100% of the performance target.  For example, if the company achieves 110% of the performance target, the incentive bonuses may be paid at 120% of the above described incentive bonus target amounts.

Additional accelerators are available if the company’s performance is between 111% and 130% of the performance target. In such event, in addition to the first accelerator described above for performance between 100% and 110% of the performance target, the incentive bonus amounts may be further increased by an additional four times the percentage points by which the performance target exceeds 110%, with a maximum funding of 200% of the incentive bonus targets. For example, if the company achieves 120% of the performance target, the plan may be funded and incentive bonuses paid at 160% of the above described incentive bonus target amounts. If the company achieves 130% or more of the performance target, the plan may be funded and incentive bonuses paid at 200% of the above described incentive bonus target amounts.

All amounts funded may be reduced at the sole discretion of the Compensation Committee based upon qualitative or quantitative factors. In addition to participation in the executive incentive bonus plan, as described above, all of our executive officers are eligible for discretionary bonuses as determined from time to time by our Compensation Committee.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our board of directors, audit committee, audit committee financial expert, code of business conduct and ethics, and other corporate governance matters is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors-Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this report:

Page Number
(1)	Financial Statements	See Part II, Item 8, beginning on page 54

(2)	Financial Statement Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008	See Part IV, Item 15, beginning on page 83

(3)	Exhibits	See Part IV, Item 15, beginning on page 84

PC MALL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2010	$2,740	$1,358		$(2,296	)(a)	$1,802
December 31, 2009	4,241	2,088		(3,589	)(a)	2,740
December 31, 2008	4,653	3,338		(3,750	)(a)	4,241

Reserve for inventory for the years ended:
December 31, 2010	$1,571	$94		$(352	)(b)	$1,313
December 31, 2009	1,713	642		(784	)(b)	1,571
December 31, 2008	1,680	1,045		(1,012	)(b)	1,713

Sales returns reserve for the years ended:
December 31, 2010	$1,690	$19,334		$(19,455	)(c)	$1,569
December 31, 2009	1,653	20,637		(20,600	)(c)	1,690
December 31, 2008	2,078	21,940		(22,365	)(c)	1,653

Valuation allowance for deferred tax assets for the years ended:
December 31, 2010	$165	$176	(d)	$(104	)(d)	$237
December 31, 2009	179	115	(d)	(129	)(d)	165
December 31, 2008	214	—		(35	)(d)	179

(a)	Relates primarily to accounts written-off.
(b)	Relates primarily to excess and/or obsolete inventory written-off.
(c)	Relates to sales returns received and applied to sales returns reserve.
(d)	Relates primarily to changes in valuation allowances applied to various state net operating loss carryforwards.

EXHIBIT LIST

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of August 17, 2007, by and among PC Mall, Inc., Mall Acquisition 2, Inc., Sarcom, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of PC Mall, Inc. (File no. 0-25790) filed with the Securities and Exchange Commission (the “Commission”) on September 18, 2007)

3.1

Amended and Restated Certificate of Incorporation of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2

Amended and Restated Bylaws of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2000 (File No. 0-25790) filed with the Commission on April 2, 2001 (the “2000 Form 10-K”))

10.1*

Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2*

Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*

Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2005 (File No. 0-25790) filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K))

10.4*

Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5*

Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

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

10.19

Office Lease by and between St. Paul Properties, Inc., as Landlord, and PC Mall, Inc., as Tenant (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 21, 2007)

10.20

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.21

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.22

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.23

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.24

Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004 (incorporated herein by reference to Exhibit 10.8 to the September 30, 2007 Form 10-Q)

10.25

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.26

Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.27

Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended March 31, 2007 filed with the Commission on May 15, 2007)

10.28

Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.29+

Second Amended and Restated Loan and Security Agreement, dated as of December 14, 2010, by and among PC Mall, Inc., wholly-owned subsidiaries of PC Mall, Inc., Wells Fargo Capital Finance, LLC (Western) and certain other financial institutions

10.30	Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions by and between PC Mall, Inc. and Citibank N.A., dated as of January 7, 2011

10.31	First Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 7, 2011

10.32	Second Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 22, 2011

10.33

Lease Agreement, Executed By and Between SARCOM Properties, Inc. and AF Services, LLC, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 26, 2010)

10.34*

Summary of Executive Bonus Plan, adopted August 18, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended September 30, 2010 filed with the Commission on November 9, 2010)

10.35*	Summary of Executive Bonus Plan, adopted March 22, 2011

10.36*	Summary of Executive Salary and Bonus Arrangements

10.37*

Summary of Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) for the year ended December 31, 2009 filed with the Commission on March 16, 2010)

10.38*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008)

10.39*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 16, 2009)

10.40

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2009)

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2010

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
+

Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: March 25, 2011	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman, Chief Executive Officer and
Frank F. Khulusi	President (Principal Executive Officer)	March 25, 2011

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief	March 25, 2011
Brandon H. LaVerne	Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ THOMAS A. MALOOF	Director	March 25, 2011
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 25, 2011
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 25, 2011
Paul C. Heeschen

***

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of August 17, 2007, by and among PC Mall, Inc., Mall Acquisition 2, Inc., Sarcom, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of PC Mall, Inc. (File no. 0-25790) filed with the Securities and Exchange Commission (the “Commission”) on September 18, 2007)

3.1

Amended and Restated Certificate of Incorporation of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2

Amended and Restated Bylaws of PC Mall, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2000 (File No. 0-25790) filed with the Commission on April 2, 2001 (the “2000 Form 10-K”))

10.1*

Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2*

Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*

Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2005 (File No. 0-25790) filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K))

10.4*

Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5*

Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

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

10.19

Office Lease by and between St. Paul Properties, Inc., as Landlord, and PC Mall, Inc., as Tenant (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 21, 2007)

10.20

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.21

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.22

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.23

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.24

Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004 (incorporated herein by reference to Exhibit 10.8 to the September 30, 2007 Form 10-Q)

10.25

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.26

Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.27

Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended March 31, 2007 filed with the Commission on May 15, 2007)

10.28

Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.29+

Second Amended and Restated Loan and Security Agreement, dated as of December 14, 2010, by and among PC Mall, Inc., wholly-owned subsidiaries of PC Mall, Inc., Wells Fargo Capital Finance, LLC (Western) and certain other financial institutions

10.30	Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions by and between PC Mall, Inc. and Citibank N.A., dated as of January 7, 2011

10.31	First Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 7, 2011

10.32	Second Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 22, 2011

10.33

Lease Agreement, Executed By and Between SARCOM Properties, Inc. and AF Services, LLC, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 26, 2010)

10.34*

Summary of Executive Bonus Plan, adopted August 18, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended September 30, 2010 filed with the Commission on November 9, 2010)

10.35*	Summary of Executive Bonus Plan, adopted March 22, 2011

10.36*	Summary of Executive Salary and Bonus Arrangements

10.37*

Summary of Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) for the year ended December 31, 2009 filed with the Commission on March 16, 2010)

10.38*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008)

10.39*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 16, 2009)

10.40

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2009)

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2010

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
+

Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***