Form 10-K/A
period 2010-12-31
PC MALL INC
filed 2011-04-29
CIK 937941

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

As of April 26, 2011, the registrant had 12,404,573 shares of common stock outstanding.

EXPLANATORY NOTE

PC Mall, Inc. (“PC Mall,” “we” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 25, 2011 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PC MALL, INC.

PC MALL, INC.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Our board of directors currently consists of four directors. At each annual meeting of stockholders, directors are elected to hold office until our next annual meeting of stockholders or until his successor is elected and qualified.

Our board seeks directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our business, particularly the industries, end-markets and growth segments that our company serves. Each of our directors holds or has held senior executive positions in complex organizations and has operating experience that meets this objective, as described below. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, executive compensation, human resources and leadership development. A majority of our non-employee directors has experience serving on boards of directors and board committees of other public companies, and each of our directors has an understanding of corporate governance practices and trends. The board also believes that each of our directors has other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion, diversity of experience, qualifications, skills and backgrounds, and the ability and commitment to devote significant time and energy to service on the board and its committees. In addition to the above, our board of directors has also considered the specific experience described in the biographical details that follow in determining that such individuals should serve as a member of our board of directors.

Set forth below are the name, age and the positions and offices held by each of our directors as of April 29, 2011, his principal occupation, business experience and public company board service during the past five years, and the experience, qualifications, attributes or skills that qualify such person to serve as a director of our company.

Name	Age	Position	Director Since
Frank F. Khulusi	44	Chairman of the Board, President and Chief Executive Officer	1987
Thomas A. Maloof(2)	59	Director	1998
Ronald B. Reck(1)(2)	62	Director	1999
Paul C. Heeschen(1)(2)	54	Director	2006

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

Paul C. Heeschen has served as one of our directors since February 2006. Mr. Heeschen has served as a member of the board of directors of Diedrich Coffee, Inc. (Nasdaq: DDRX) since January 1996, was elected to serve as its chairman in February 2001 and served as its executive chairman from February 2010 to March 2010. Since 1995, Mr. Heeschen has been a principal of Heeschen & Associates, a private investment firm. Mr. Heeschen’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries; extensive experience as a private investor; senior leadership roles with operations experience in complex public and private companies; and public company corporate governance, finance and financial reporting experience.

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with, except for one late Form 4 filed by Kris Rogers one day late in February 2011 to report two transactions.

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

Our executive compensation programs have been designed and adopted by the Compensation Committee in an effort to implement the above principles. The key elements of our executive compensation program include base salary, quarterly bonuses, stock incentive awards, health and welfare benefits, and other perquisites. The discussion below describes each of the key elements of our executive compensation for the fiscal year ended December 31, 2010.

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

In April 2010, the Compensation Committee engaged Towers Watson (formerly Towers Perrin), a nationally recognized compensation consulting firm, to advise the Committee on our executive compensation programs and to conduct an independent competitive assessment of our director and executive officer compensation in an effort to ensure that such compensation levels and practices satisfy our compensation philosophies and principles and are established in part based upon consideration of objective market compensation data. A similar competitive assessment and advice was provided by Towers Watson beginning in April 2007. The object of Towers Watson’s 2010 engagement was to ensure that our compensation levels and practices were designed to support long-term growth and success, reflect best practices and address the needs of our company, employees and stockholders, and update prior assessments using more recent market data, particularly in light of the economic recession which negatively affected many companies in 2008 and 2009. In connection with its engagement by the Committee, Towers Watson was instructed to perform the following assignments:

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

Towers Watson presented its recommendations with respect to our Chief Executive Officer directly to the Compensation Committee, without the participation of the Chief Executive Officer. The other recommendations of Towers Watson were provided to the Compensation Committee and our Chief Executive Officer with input from our human resources personnel, who worked directly with Towers Watson on the assignment. The reports were discussed by the Committee at regularly scheduled meetings of the Committee during the second and third quarters of 2010. These reports, together with input to the Committee from our Chief Executive Officer regarding incentive and retention of our other executive officers were considered by the Committee in establishing each of the components of executive compensation for fiscal year 2010. For the first two quarters of 2010, our executives who participated in our executive bonus plan in 2009 performed services without a new executive bonus plan with an understanding that the Compensation Committee was updating the executive compensation assessments with Towers Watson and that a new executive bonus plan was being developed which would include consideration of performance for the first two quarters of 2010. The timing of the 2010 compensation assessment was in part influenced by the Compensation Committee’s desire to obtain more current market data reflecting any changes that may have occurred in the market as a result of the general economic recession which negatively affected many companies in 2008 and 2009.

Total Compensation of Executive Officers

Our executive compensation programs consist primarily of (i) base salary, (ii) short-term incentive compensation in the form of quarterly or annual cash bonuses and (iii) long-term incentive compensation in the form of stock options. We also provide our executive officers with other benefits, including certain perquisites and severance and change of control agreements discussed in more detail below. Each of these components of executive compensation has been provided to satisfy our compensation philosophy and principles after review of market executive compensation data provided by an independent compensation consultant engaged by the Compensation Committee and, for executives other than the Chief Executive Officer, based in part on qualitative input and recommendations made to the Compensation Committee by our Chief Executive Officer. For the 2010 fiscal year, each of our executive officers received cash compensation in the form of an annual base salary and cash bonuses, and each also received long-term incentive compensation in the form of stock option grants. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation other than its determination that the total compensation and each component of compensation to be provided to each executive officer in 2010 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data.

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

Please refer to the tables under the section entitled “Executive and Director Compensation” below for a detailed presentation of the specific compensation earned by each of our named executive officers in the 2010 fiscal year.

In assessing the competitiveness of our executive compensation, our Compensation Committee reviewed reports from Towers Watson, which developed comparable market compensation data using 2009/2010 proprietary market databases and surveys, and public proxy data reported for the year ended December 31, 2008, for direct competitors as well as selected retail and technology industry peers. The peer group included the following direct competitors and other peers in the retail and technology industries:

Direct Peers:  GSI Commerce, Inc., GTSI Corp., Insight Enterprises, Inc., PC Connection, Inc. and Systemax, Inc. .

Other Peers:  Agilysys, Inc., drugstore.com, NETGEAR, Inc., Netflix, Inc., Nu Horizons Electronics Corp., NutriSystems, Inc., Orbitz Worldwide, Inc, .Palm, Inc., Plantronics, Inc., Polycom, Inc, Richardson Electronics, Ltd., ScanSource, Inc., TESSCO Technologies, Inc, and 1-800-FLOWERS.com, Inc.

Several companies that were included in previous Towers Watson reports were not included in the 2010 report because they were either no longer publicly traded, had been or were in the process of being acquired, were not considered large enough to be included at the time of the 2010 assessment or had compensation practices not comparable to the peer group. The companies excluded from the 2010 Towers Watson report for these reasons were CDW Corporation, Foundry Networks, Inc., Gateway, Inc., Iomega Corp., Overstock.com, Inc. and Zones, Inc.

We include our direct competitors and other retail companies because we compete with them for business, as well as talent. We include leading national technology companies because they have a large influence on industry compensation practices. The retail and technology peer companies were included based on the advice of Towers Watson. Survey data used in the report were collected from Towers Watson’s 2009/2010 Retail/Wholesale Industry Executive Compensation Database for companies with revenues between $500 million and $2,499 million and the 2009 US Mercer Benchmark Database - Retail and Wholesale for companies with revenues between $1 billion and $3 billion. Survey data was updated to May 2010 using a three percent annual aging factor. These surveys were organized by job title and scope of responsibility for each of our named executive officers. Survey data and proxy data were combined to develop market competitive pay rates.

The Compensation Committee used the reports provided by Towers Watson, together with other market compensation data which included updated proxy information for the peer companies for fiscal year ended December 31, 2009, and compensation data from a licensed third party compensation database for companies in the retail/wholesale industry located in the Los Angeles Metro geography with annual revenues of $1 billion to $3 billion to confirm that the total compensation and each component of compensation provided to our named executive officers was within the range of total compensation and each component of compensation paid to similarly situated officers in the peer group. While the Compensation Committee utilized this peer group and other data (including the base salary survey data discussed below under “Base Salaries”) as a general guideline, it did not specifically benchmark total compensation or any compensation component against the companies included in the survey data.

In setting the total compensation levels and each component of our executive compensation program for 2010, the Compensation Committee reviewed and considered the comparative peer group data as described above, as well as the qualitative input from the Chief Executive Officer regarding retention and incentive requirements (for executive officers other than the Chief Executive Officer). The Committee determined that the total compensation and each component of compensation to be provided to each executive officer in 2010 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data. However, the Compensation Committee did not establish any specific peer group comparative percentile targets or relative percentages of total compensation that any component of compensation should represent for any of our executives.

Base Salaries

The base salaries we provide to our executive officers are intended as compensation for each executive officer’s ongoing contributions to the performance of the operational area(s) for which he or she is responsible. In keeping with our compensation philosophy to attract and retain high quality individuals, executive officer base salaries have been set at levels which the Compensation Committee believes are competitive with base salaries paid to executive officers of the peer companies described above and with the Los Angeles market for executives of publicly traded companies having approximately similar revenues and number of employees to those of PC Mall. The Committee used market survey data for general background purposes to determine whether our executive compensation levels were substantially higher or lower than those of companies within the geographic market in which we compete for qualified executives. However, as described above, the Compensation Committee does not specifically benchmark base salaries of our executive officers against those of the companies included in the market data reviewed by the Committee. For executive officers other than our Chief Executive Officer, base salaries also were established in part after consideration of qualitative input from our Chief Executive Officer about retention and incentive considerations after his discussions with individual executive officers.

The base salaries of our executive officers are reviewed annually and adjusted from time to time from the original amounts provided in employment agreements to recognize individual performance, promotions, competitive compensation levels, retention and incentive considerations and other qualitative factors. In addition to adjustments made for competitive, retention and incentive reasons, the Committee has periodically adjusted executive officer base salaries based on its assessment of each executive’s performance and history with us and our overall budgetary considerations for salary increases. Based in part on the reports provided to the Committee by the independent compensation consulting firm, no changes were made for fiscal year 2010 to the base salary rates (that is, the bi-weekly base salary rates) in effect for our named executive officers at the end of fiscal year 2009.

Short-Term Incentive Compensation

In August 2010, our Compensation Committee adopted our 2010 executive bonus plan to replace our 2009 bonus plan.  Each of our named executive officers is generally eligible to participate in our executive bonus plans, except that our General Counsel is eligible for bonus payments in accordance with his employment agreement and therefore does not participate in our executive bonus plans.  The 2010 executive bonus plan was designed to award annual cash bonuses to eligible officers only in the event we achieved annual financial goals for fiscal year 2010. The plan was intended to reward and motivate our executives and to align the interests of management with our stated objectives to focus on our profitability and increase shareholder value.

The following executive officers participated in the 2010 executive bonus plan, with applicable 2010 annual incentive targets under the plan indicated as a percentage of their respective base salary as follows: Mr. Khulusi, Chairman of the Board, Chief Executive Officer and President, 50% of base salary; Brandon H. LaVerne, Chief Financial Officer, 40% of base salary; Kristin M. Rogers, Executive Vice President of Sales and Marketing, 40% of base salary; and Joseph B. Hayek, Executive Vice President of Corporate Development (who became eligible to participate in the bonus plan beginning in the third quarter of 2010), 40% of base salary beginning in the third quarter of 2010.

The plan provides that it could have been funded at the above amounts if the company achieved 100% of a target of adjusted EBITDA for the 2010 calendar year. Adjusted EBITDA is defined under the plan as earnings before interest, taxes, depreciation and amortization, and adjusted for stock-based compensation and non-recurring special charges, if any, to be excluded from the calculation of EBITDA in the discretion of the Compensation Committee. Such adjustments were intended to allow the Committee to exclude expenses that it may determine do not allow for a fair comparison of performance in the applicable period or expenses, which it may determine are not in the control of the eligible executives. The Compensation Committee retains discretion to award less than the full amount of the bonuses permitted under the executive bonus plan as well as discretion as to the items to be excluded in the calculation of “adjusted income.” Historically, these excluded items have included stock-based compensation expense, litigation settlement charges and goodwill impairment charges. In determining bonus amounts payable for the 2010 fiscal year there were no excluded amounts.

The plan further provides for a minimum 2010 annual adjusted EBITDA for any incentive bonuses to be paid under the plan and contains incentive bonus decelerators based on performance below the performance target. If the company’s performance fell below the performance target, but was at least 90% of the performance target, the incentive bonuses would be reduced by a percentage of the incentive bonus target equal to two times the percentage points by which adjusted EBITDA fell below the performance target. For example, if the company achieved 90% of the performance target, incentive bonuses under the plan would be funded at 80% of the target incentive bonus amounts described above.  If the company achieved less than 90% of the performance target, the plan would not be funded and no incentive bonuses would be paid under the plan.

The plan also contains accelerators under which the incentive bonus amounts could exceed the above described target incentive bonus amounts. If the company’s performance was between 100% and 110% of the performance target, the incentive bonuses could be increased at a rate of two times the percentage points by which adjusted EBITDA exceeded 100% of the performance target.  For example, if the company achieved 110% of the performance target, the incentive bonuses could be paid at 120% of the above described incentive bonus target amounts. Additional accelerators were available if the company’s performance was between 111% and 130% of the performance target. In such event, in addition to the first accelerator described above for performance between 100% and 110% of the performance target, the incentive bonus amounts could be further increased by an additional four times the percentage points by which the performance target exceeded 110%, with a maximum funding of 200% of the incentive bonus targets. For example, if the company achieved 120% of the performance target, the plan could have been funded and incentive bonuses could be paid at 160% of the above described incentive bonus target amounts. If the company achieved 130% or more of the performance target, the plan could be funded and incentive bonuses paid at 200% of the above described incentive bonus target amounts.

Under the 2010 executive bonus plan, the Company achieved 101.97% of the 2010 annual Adjusted EBITDA target resulting in payouts to each of the participating executives equal to 103.93% of each of their eligible target bonuses under the plan.

The following table shows the 100% payout targets for each component of our new executive bonus plan effective for 2010 for each of our named executive officers participating in the executive bonus plan for such periods, together with the actual bonus amounts awarded for such periods:

Plan Participant	PC Mall Reported Adjusted EBITDA	Target Adjusted EBITDA	Bonus at 100% Achievement		Bonus at 90% Achievement	Awarded Bonus at 101.97% Achievement(1)	Other Bonus Payments		Total Bonus Payments
Frank F. Khulusi	$24,991,000	$24,509,000	$403,959		$323,167	$419,848	—		$419,848
Brandon H. LaVerne	24,991,000	24,509,000	111,765		89,412	116,161	$30,781	(2)	$146,942
Kristin M. Rogers	24,991,000	24,509,000	135,765		108,612	141,105	—		141,105
Joseph B. Hayek	24,991,000	24,509,000	77,077	(3)	56,662	80,109	21,875	(4)	101,984

(1)

The Company achieved 101.97% of the 2010 annual Adjusted EBITDA target, resulting in payouts to each of the participating executives equal to 103.93% of each of their eligible target bonuses in accordance with the terms of the 2010 executive bonus plan.

(2)	Represents a discretionary bonus awarded to Mr. LaVerne.
(3)	Represents bonus potential for the third and fourth quarters of 2010. Mr. Hayek became eligible to participate in the 2010 executive bonus plan beginning in the third quarter of 2010.
(4)	Represents bonus pursuant to Mr. Hayek’s bonus plan in effect prior to his participation in the 2010 executive bonus plan.

The Committee allocates available amounts under the plan to eligible executive officers based on maximum annual fixed percentages for each officer. The Compensation Committee has the authority under the plan to amend the percentage participation and additional cash bonus amounts from time to time in its sole discretion. In addition, the Compensation Committee has the discretion to reduce the amounts that would otherwise be payable to any participant for any period (including a complete elimination of all amounts identified under the tables above for the period). Any such reductions could have been based on quantitative or qualitative factors determined in the discretion of the Compensation Committee. Reductions in the maximum amounts paid to individual named executive officers have generally been made based on qualitative recommendations from our Chief Executive Officer (for executives other than the Chief Executive Officer). No such qualitative adjustments were made under the 2010 annual bonus plan.

In establishing the 2010 executive bonus plan, the Compensation Committee considered data and analysis contained in the reports provided to the Committee by the independent compensation consulting firm, together with qualitative input and recommendations of our Chief Executive Officer and historic participation of the executive officers in the executive bonus plans. Based on this data and analysis, the Committee determined that the amounts payable to the named executive officers in accordance with the executive bonus plan for 2010 would allow for a total cash compensation for each such officer within the peer group range for total cash compensation.

The bonuses paid to our General Counsel, Mr. Newton, and to our Executive Vice President of Corporate Development, Mr. Hayek for the first two quarters of 2010, were paid in accordance with their employment agreements, as such amounts have been increased from time to time by the Compensation Committee in its discretion. The total amount of bonus paid to Mr. Hayek (for the first two quarters of 2010) and Mr. Newton were based in part upon the Committee’s review of the total cash compensation data relative to the peer group provided in the reports to the Compensation Committee from the independent compensation consulting firm and in part upon the recommendation of our Chief Executive Officer after a qualitative evaluation of Mr. Newton’s and Mr. Hayek’s contributions to our company. In adopting the 2010 executive bonus plan, the Committee determined to include Mr. Hayek in the executive bonus plan for the third and fourth quarters of 2010 on a pro-rata basis.

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

The Compensation Committee is not tied to any particular process or formula to determine the size of the long-term incentive awards granted to our named executive officers. Consequently, the Committee uses its discretion to grant equity awards and may consider the various factors discussed below. In fiscal 2010, to determine the size of the equity awards for our named executive officers, the Committee first reviewed our Chief Executive Officer’s recommendations for options to be granted during fiscal 2010 to our executive officers other than the Chief Executive Officer. In each case, the Committee then made determinations of the specific amounts and terms of options to be granted to each executive officer, including our Chief Executive Officer, based on its subjective consideration of the recommendations of the Chief Executive Officer, historical grant information, the Committee’s views of comparative compensation data provided to the Committee by Towers Watson, retention and motivational factors, corporate performance, individual performance, the executive’s level of responsibility, the potential impact that the executive could have on our operations and financial condition and the market price of our common stock.

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

In determining what long-term incentive programs to offer our executive officers, the Compensation Committee considers the impact of ASC 718 (formerly SFAS 123R “Share-Based Payment,”) which requires us to expense the compensation costs related to stock option awards ratably over their vesting periods.

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

The final compensation reports of Towers Watson provided to the Compensation Committee in December 2007 and 2008 and in August of 2010 included long-term, non-cash incentive compensation market competitive data and analysis which was reviewed and considered by the Committee in determining the 2010 stock option grants to executives. This data and analysis contemplated the annualized expected value of option grants ultimately provided to our executive officers in 2010 relative to long-term, non-cash incentive compensation provided to peer group executives. The value of each grant also was analyzed for its effect on total compensation, representing the long-term, non-cash component of our executive compensation. The Committee determined that the level of each grant in 2010 to each of our executive officers was within the range of annual long-term, non-cash incentive compensation relative to the considered peer groups for each executive officer and further determined that the level of each grant in 2010 to each executive officer when considered together with the total cash compensation for 2010 placed the level of 2010 total compensation for each executive officer within the market range.

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

Employment Agreements and Severance and Change-in-Control Arrangements

In January 1995, prior to our initial public offering, we entered into an employment agreement with Frank F. Khulusi, our Chairman, President and Chief Executive Officer. Mr. Khulusi’s employment agreement, which was amended in December 2005 and in December 2008, provides for one-year extensions unless it is terminated by us or Mr. Khulusi. Mr. Khulusi’s annual salary pursuant to his employment agreement has been increased periodically, and was most recently increased by our Compensation Committee, effective March 27, 2011, from $807,919 to $833,000. Mr. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

Brandon H. LaVerne, our Chief Financial Officer, is an “at will” employee and is currently entitled to an annual base salary of $317,500. Mr. LaVerne is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, and may receive discretionary bonuses from time to time in the discretion of our Compensation Committee with the input of our Chief Executive Officer. In January 2007, we entered into a severance agreement with Mr. LaVerne, pursuant to which Mr. LaVerne is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause within a twelve month period following a change-in-control of our company. The severance payments would be made in equal installments over six months and are contingent upon his execution of a satisfactory severance and release agreement. Mr. LaVerne is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In January 2000, we entered into an employment agreement with Kristin M. Rogers, our Executive Vice President, Sales and Marketing. Pursuant to Ms. Rogers’ employment agreement, her compensation includes (i) an annual base salary and (ii) an annual bonus based upon the achievement of goals mutually agreed upon by us and Ms. Rogers. Pursuant to the terms of our agreement with Ms. Rogers, she is an “at will” employee and is currently entitled to an annual base salary of $350,000. Ms. Rogers’ employment agreement also provides that in the event she is terminated by us without cause (as defined in her employment agreement), upon the execution of a separation agreement satisfactory to us, Ms. Rogers is entitled to receive a severance payment equal to six months of her base compensation and health insurance coverage for Ms. Rogers and her family for up to six months or for a shorter period if other employment is accepted by Ms. Rogers. The severance payments would be made in equal installments over the six month (or shorter) period, as applicable. Instead of receiving an annual bonus as set forth in her employment agreement, Ms. Rogers currently participates, in the discretion of our Compensation Committee, in our executive bonus plan. Ms. Rogers is entitled to receive a monthly automobile allowance, and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In June 2004, we entered into an employment agreement with Robert I. Newton, our Executive Vice President, General Counsel and Secretary. Mr. Newton’s employment agreement was amended in February 2005. Pursuant to the terms of our agreement with Mr. Newton, he is an “at will” employee and is currently entitled to an annual base salary of $317,500. Mr. Newton is currently eligible to receive an annual bonus of up to $127,000, as well as additional discretionary bonuses as determined from time to time by the Compensation Committee, and is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and are contingent upon his execution of a satisfactory severance and release agreement. Mr. Newton is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In March 2008, we entered into an employment agreement with Joseph B. Hayek, our Executive Vice President of Corporate Development and Investor Relations. Pursuant to the terms of our agreement with Mr. Hayek, he is an “at will” employee and is currently entitled to an annual base salary of $263,000. Mr. Hayek is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, and may receive discretionary bonuses from time to time in the discretion of our Compensation Committee with the input of our Chief Executive Officer, and Mr. Hayek is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months, unless otherwise decided by the Company, and are contingent upon his execution of a satisfactory severance and release agreement. Mr. Hayek is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

The employment agreements and severance and change-in-control benefits provided to our executives under these agreements were approved by our Compensation Committee following our negotiations with our executive officers and were determined to be reasonable and necessary in order to hire and retain these individuals. Mr. Khulusi’s agreement was originally executed in 1995 and at that time we established certain change-in-control and severance protections for Mr. Khulusi. We believe that it is important to provide continued professional stability to those executive-level employees who helped build our company and whose leadership is important to our continued success. Further, we believe that the interests of our stockholders will be best served if the interests of our most senior management are aligned with them. Providing change in control benefits, including the severance and option acceleration benefits, is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of our stockholders. The severance and change-in-control benefits offered to our executive officers did not affect the Compensation Committee’s determination of the total compensation, or any component of compensation, we provided to our executive officers in 2010.

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

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1.0 million paid to the Chief Executive Officer or any of the other four most highly compensated executive officers. However, certain compensation meeting a tax law definition of “performance-based” is generally exempt from this deduction limit. We do not currently have a policy regarding qualification of cash compensation, such as salary and bonuses, for deductibility under Section 162(m). We have included provisions in the 1994 Stock Incentive Plan designed to enable grants of options and stock appreciation rights to executives affected by Section 162(m) to qualify as “performance-based” compensation. In fiscal year 2010, none of our executives were paid compensation subject to Section 162(m) at a level that exceeds the $1.0 million limit. The Compensation Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our stockholders. Given our changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully deductible. Accordingly, the Compensation Committee may from time to time deem it appropriate to approve elements of compensation for certain officers that are not fully deductible.

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for fiscal years 2010, 2009 and 2008 awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers whose total compensation exceeded $100,000. The individuals listed in the following table are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Option Awards ($)(2)	All Other Compensation ($)		Total ($)

Frank F. Khulusi	2010	$807,919	$419,815		$352,891	$3,962	(3)	$1,584,587
President and CEO	2009	776,845	111,682		599,720	4,333	(3)	1,492,580
	2008	806,982	113,671		693,609	11,093	(4)	1,625,355

Brandon H. LaVerne	2010	279,414	146,152		80,203	2,929	(3)	508,698
Chief Financial Officer	2009	268,667	35,268		136,300	3,093	(3)	443,328
	2008	241,875	28,000		281,989	6,685	(4)	558,549

Kristin M. Rogers	2010	339,414	141,094		80,203	10,007	(5)	570,718
Executive Vice President-Sales and Marketing	2009	326,360	35,268		136,300	10,042	(5)	507,970
	2008	338,042	22,689		194,495	13,890	(6)	569,116

Robert I. Newton	2010	304,414	120,500		80,203	2,094	(3)	507,211
Executive Vice President, General Counsel and Secretary	2009	292,705	97,500		136,300	2,106	(3)	528,611
	2008	302,773	120,000		194,495	6,936	(4)	624,204

Joseph B. Hayek(7)	2010	255,194	101,984	(8)	80,203	2,532	(3)	439,913
Executive Vice President-Corporate Development	2009	245,377	40,625		136,300	2,388	(3)	424,690

(1)

The amounts under the “Salary” column for 2009 include a reduction related to two weeks of unpaid leave associated with a furlough program in place during 2009. Base salary amounts for the named executive officers in place for 2009 (without the furlough reduction) were as follows: Mr. Khulusi - $807,919; Mr. LaVerne - $279,413; Ms. Rogers - $339,414; Mr. Newton - $304,413; and Mr. Hayek - $255,193.

(2)

Represents the aggregate grant date fair value of options, valued in accordance with FASB ASC 718 (formerly SFAS 123R), awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2010.

(3)	Includes company matched 401(k) contributions on behalf of the executive.
(4)

Includes medical and dental insurance premiums we subsidized through November 2008 on behalf of the executive above and beyond pricing that is available to the general employee population, and company matched 401(k) contributions on behalf of the executive.

(5)	Includes company matched 401(k) contributions on behalf of the executive and car allowances.
(6)

Includes medical and dental insurance premiums we subsidized through November 2008 on behalf of the executive above and beyond pricing that is available to the general employee population, company matched 401(k) contributions on behalf of the executive and car allowances.

(7)	Mr. Hayek joined our company in March 2008.
(8)

Mr. Hayek’s bonus includes $21,875 for the first and second quarters of 2010 reflecting prorated amounts paid to Mr. Hayek under his previous bonus arrangement which remained in place for the first and second quarters of 2010, and $80,109 for the third and fourth quarters of 2010 under the executive bonus plan in which Mr. Hayek participated during those periods.

Grants of Plan-Based Awards (2010)

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards (2)
Frank F. Khulusi	02/26/2010	110,000	$4.66	$352,891
Brandon H. LaVerne	02/26/2010	25,000	4.66	80,203
Kristin M. Rogers	02/26/2010	25,000	4.66	80,203
Robert I. Newton	02/26/2010	25,000	4.66	80,203
Joseph B. Hayek	02/26/2010	25,000	4.66	80,203

(1)	These options vest quarterly in equal installments over five years, with full vesting on February 26, 2015, and have a term of ten years.
(2)

The grant date fair values of the stock options granted were computed in accordance with ASC 718 (formerly SFAS No. 123R). For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End (2010)

The following table sets forth information regarding unexercised options for each of our named executive officers outstanding as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Frank F. Khulusi	100,000	—		$6.23	10/28/2014
	67,500	22,500	(1)	10.50	12/14/2017
	50,625	39,375	(2)	8.92	07/31/2018
	32,500	32,500	(3)	4.01	11/07/2018
	34,375	75,625	(5)	7.99	08/21/2019
	16,500	93,500	(7)	4.66	02/26/2020

Brandon H. LaVerne	7,000	—		5.02	11/21/2013
	20,000	—		6.36	05/24/2014
	7,000	—		4.49	06/29/2015
	12,188	2,812	(4)	12.27	08/31/2017
	19,688	15,312	(2)	8.92	07/31/2018
	15,000	15,000	(3)	4.01	11/07/2018
	7,813	17,187	(5)	7.99	08/21/2019
	3,750	21,250	(7)	4.66	02/26/2020

Kristin M. Rogers	40,000	—		0.60	04/17/2011
	27,500	—		0.90	08/16/2012
	40,000	—		6.23	10/28/2014
	50,000	—		4.41	06/28/2015
	16,250	3,750	(4)	12.27	08/31/2017
	11,250	8,750	(2)	8.92	07/31/2018
	15,000	15,000	(3)	4.01	11/07/2018
	7,813	17,187	(5)	7.99	08/21/2019
	3,750	21,250	(7)	4.66	02/26/2020

Robert I. Newton	50,000	—		6.92	06/08/2014
	50,000	—		4.41	06/28/2015
	16,250	3,750	(4)	12.27	08/31/2017
	11,250	8,750	(2)	8.92	07/31/2018
	15,000	15,000	(3)	4.01	11/07/2018
	7,813	17,187	(5)	7.99	08/21/2019
	3,750	21,250	(7)	4.66	02/26/2020

Joseph B. Hayek	51,563	23,437	(6)	7.06	03/17/2018
	15,000	15,000	(3)	4.01	11/07/2018
	7,813	17,187	(5)	7.99	08/21/2019
	3,750	21,250	(7)	4.66	02/26/2020

(1)	These options were granted on December 14, 2007 and vest quarterly in equal installments over four years, with full vesting on December 14, 2011.
(2)	These options were granted on July 31, 2008 and vest quarterly in equal installments over four years, with full vesting on July 31, 2012.
(3)	These options were granted on November 7, 2008 and vest quarterly in equal installments over four years, with full vesting on November 7, 2012.
(4)	These options were granted on August 31, 2007 and vest quarterly in equal installments over four years, with full vesting on August 31, 2011.
(5)	These options were granted on August 21, 2009 and vest quarterly in equal installments over four years, with full vesting on August 21, 2013.
(6)	These options were granted on March 17, 2008 and vest quarterly in equal installments over four years, with full vesting on March 17, 2012.
(7)	These options were granted on February 26, 2010 and vest quarterly in equal installments over five years, with full vesting on February 26, 2015.

Option Exercises and Stock Vested (2010)

The following table provides information regarding each exercise of stock option awards for each of our named executive officers during the fiscal year ended December 31, 2010.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Frank F. Khulusi	—	—
Brandon H. LaVerne	—	—
Kristin M. Rogers	11,500	$20,878
Robert I. Newton	—	—
Joseph B. Hayek	—	—

(1)	Value realized was computed by calculating the difference between the market price of our stock at the exercise date and the exercise prices of the options exercised.

Potential Payments Upon Termination or Change in Control (2010)

Provisions of our employment and change of control arrangements with the named executive officers and our equity incentive plan or individual award agreements thereunder provide for certain payments to our named executive officers at, following or in connection with a termination of their employment or a change of control of PC Mall. See “Employment Agreements and Severance and Change-in-Control Arrangements” in our Compensation Discussion and Analysis section above for a discussion of the specific circumstances that would trigger payments under the employment agreements with our named executive officers.

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

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from PC Mall. The information set forth in the table assumes, as necessary:

•         The termination and/or the qualified change in control event occurred on December 31, 2010 (the last business day of our last completed fiscal year);

•         The price per share of our common stock on the date of termination is $7.57 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2010); and

•         With respect to unvested stock options, the options are not assumed or replaced as described above.

Name	Voluntary Termination		Death or Permanent Disability		Change of Control		Involuntary Termination
Frank F. Khulusi
Employment Agreement	$1,615,837	(1)(2)	See	(7)	$1,615,837	(2)(3)	$1,615,837	(2)(4)
Acceleration of Unvested Options	—		—		387,785	(8)	—
Total:	$1,615,837		—		$2,003,622		$1,615,837

Brandon H. LaVerne
Employment Agreement	—		—		—		$139,707	(4)(5)
Acceleration of Unvested Options	—		—		$115,238	(8)	—
Total:	—		—		$115,238		$139,707

Kristin M. Rogers
Employment Agreement	—		—		—		$173,578	(4)(6)
Acceleration of Unvested Options	—		—		$65,937	(8)	—
Total:	—		—		$65,937		$173,578

Robert I. Newton
Employment Agreement	—		—		—		$152,207	(4)(5)
Acceleration of Unvested Options	—		—		$115,238	(8)	—
Total:	—		—		$115,238		$152,207

Joseph B. Hayek
Employment Agreement	—		—		—		$127,597	(4)(5)
Acceleration of Unvested Options	—		—		$127,190	(8)	—
Total:	—		—		$127,190		$127,597

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
(6)

Includes $3,872 of severance benefit relating to costs to continue health insurance benefits for Ms. Rogers and her family. Payments are to be made in equal bi-monthly installments over the six month severance period following the date of termination. All severance payment obligations, however, shall cease as of a date on which Ms. Rogers obtains other employment during the six month severance period.

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

(8)

Represents the value of outstanding stock options as of December 31, 2010 that would vest upon consummation of a change in control. Assumes that the vested options are immediately exercised and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. The option agreements of Mr. Khulusi, Mr. LaVerne, Mr. Newton and Mr. Hayek provide for the full acceleration of vesting upon a change of control. The option agreements of our other named executive officer provide for partial acceleration of vesting upon a change of control if certain additional conditions occur, as described above. The amounts indicated in the table for the other named executive officer assume that the additional conditions occurred at or following a change of control.

Director Compensation (2010)

The following table provides information regarding the compensation earned for services performed for us as a director by each member of our board of directors, other than directors who are also named executive officers, during the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
Thomas A. Maloof	$55,500	$28,537	$84,037
Ronald B. Reck	56,000	28,537	84,537
Paul C. Heeschen	52,000	28,537	80,537

(1)

Represents the aggregate grant date fair value of stock and option awards, valued in accordance with FASB ASC 718 (formerly SFAS 123R), awarded to each of the directors during the 2010 fiscal year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2010.

(2)

In 2010, each of our non-employee directors was awarded options to purchase 10,000 shares of our common stock. As of December 31, 2010, each of our non-employee directors had the following aggregate number of option awards outstanding: Mr. Maloof —57,250, Mr. Reck — 11,250 and Mr. Heeschen — 21,250.

During 2010, we paid each director who is not employed by us or any of our affiliates a quarterly retainer of $7,000, plus $2,500 for each regular board meeting attended in person or telephonically, $1,000 for each special board meeting attended in person or telephonically, and $1,000 for each committee meeting attended in person or telephonically. We also paid the chairperson of the Audit Committee of our Board of Directors an additional quarterly retainer of $3,125 for serving in such capacity. We also paid the chairperson of the Compensation Committee of our Board of Directors an additional quarterly retainer of $1,250 for serving in such capacity. Directors who are employed by us or any of our affiliates are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings. We have entered into indemnification agreements with each of our directors, a form of which has been filed as an exhibit to our periodic reports filed with the Securities and Exchange Commission.

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

On August 18, 2010, our Compensation Committee approved and granted, under our 1994 Plan, options to purchase 10,000 shares of our common stock to each of our non-employee members of the board for a total award of 30,000 stock option awards. The stock option awards each vest quarterly in equal amounts over a two year period from the date of grant. We valued the stock option award at fair value in accordance with ASC 718 as of the grant date. See footnotes 1 and 2 in the table above for more information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Reck and Mr. Heeschen served as members of our Compensation Committee during the fiscal year ended December 31, 2010. There are no Compensation Committee interlocks between us and other entities involving our executive officers and board members who serve as executive officers of such companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2010 and our Proxy Statement for the 2011 Annual Meeting of Stockholders.

The Compensation Committee

Ronald B. Reck (Chair)

Paul C. Heeschen

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 21, 2011 by: (i) each of the named executive officers; (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage of ownership is based on an aggregate of 12,404,348 shares of our common stock outstanding on April 21, 2011. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PC Mall, Inc., 2555 W. 190th Street, Suite 201, Torrance, California 90504.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Jonathan L. Kimerling(1)	1,000,100		8.1%
Dimensional Fund Advisors LP(2)	796,148		6.4
Perritt Capital Management, Inc.(3)	709,555		5.7
Amre A. Youness(4)	622,000		5.0

Directors and Named Executive Officers:
Frank F. Khulusi	2,402,181	(5)	18.8
Brandon H. LaVerne	108,264	(6)	*
Kristin M. Rogers	185,938	(7)	1.5
Robert I. Newton	168,438	(8)	1.3
Joseph B. Hayek	96,876	(9)	*
Thomas A. Maloof	74,250	(10)	*
Ronald B. Reck	53,250	(11)	*
Paul C. Heeschen	41,977	(12)	*
All current directors and executive officers as a group (8 persons)	3,131,174	(13)	23.3%

*	Less than 1%
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

(2)

Based on information contained in Schedule 13G/A filed on February 11, 2011 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP has sole voting power with respect to 770,385 shares of our common stock and sole dispositive power with respect to 796,148 shares of our common stock. According to the Schedule 13G/A, Dimensional Fund Advisors LP furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, collectively known as the “Funds.” In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP nor its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(3)

Based on information contained in Schedule 13G filed on February 8, 2011 by Perritt Capital Management, Inc. Perritt Capital Management, Inc. has sole voting and sole dispositive power with respect to 13,400 shares of our common stock and shared voting power with respect to 696,155 shares of our common stock. According to the Schedule 13G, Perritt Capital Management, Inc. is the investment adviser to Perritt MicroCap Opportunities Fund, Inc. and its sole series, Perritt MicroCap Opportunities Fund, and to Perritt Funds, Inc. and its sole series, Perritt Emerging Opportunities Fund. The address for Perritt Capital Management, Inc. is 300 South Wacker Drive, Suite 2880, Chicago, Illinois 60606.

(4)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.
(5)

Consists of 1,645,306 shares held by the Khulusi Family Revocable Trust dated November 3, 1993, 400,000 shares held by Frank F. Khulusi, and 356,875 shares underlying options which are presently vested or will vest within 60 days of April 21, 2011.

(6)	Includes 108,064 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2011.
(7)	Consists of 185,938 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2011.
(8)	Consists of 168,438 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2011.
(9)	Consists of 96,876 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2011.
(10)	Includes of 59,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2011.
(11)	Includes 13,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2011.
(12)	Includes 23,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2011.
(13)	This figure includes an aggregate of 1,013,441 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2011.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options and warrants under all of our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,339,610	$5.81	842,797	(1)

(1)

Represents shares available for issuance under our 1994 Stock Incentive Plan, as amended, as of December 31, 2010. The 1994 Stock Incentive Plan, as amended, contains an evergreen provision pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 1994 Stock Incentive Plan, as amended, will increase by a number of shares equal to 3% of the outstanding shares on December 31 of the preceding year. On January 1, 2011, an additional 364,455 shares became available under the plan pursuant to the evergreen provision.

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

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed as a Senior Vice President of AF Services, LLC, a wholly-owned subsidiary of PC Mall, in fiscal year 2009 and 2010. In fiscal years 2009 and 2010, Sam U. Khulusi earned compensation in the amount of $220,000 each year and he did not earn any bonus during 2009 and 2010. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed as the President of AF Services, LLC in fiscal year 2009 and 2010. In fiscal year 2009, Mr. Abuyounes earned compensation in the amount of $343,087, which included quarterly bonuses totaling $35,268, and company matched 401(k) contribution totaling $1,717. In fiscal year 2010, Mr. Abuyounes earned compensation in the amount of $307,820, and company matched 401(k) contribution totaling $1,894. Mr. Abuyounes earned bonus totaling $127,961 in 2010. Mr. Abuyounes was granted options to purchase 25,000 shares of our common stock on August 21, 2009 at an exercise price of $7.99, and options to purchase 25,000 shares of our common stock on February 26, 2010 at an exercise price of $4.66. The options granted on August 21, 2009 vest quarterly over a four year period from the grant date and the options granted on February 26, 2010 vest quarterly over a five year period from the grant date. Mr. Abuyounes is entitled to six months severance based on his base salary in the event his employment is terminated by us without cause. Mr. Abuyounes is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for professional services it rendered to us for the audit of our annual financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those years, was $866,361 in 2010 and $1,007,049 in 2009. The fees for 2009 include services rendered and billed relating to the audit of our internal control over financial reporting and the related attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

There were no fees in fiscal 2010 or 2009 relating to assurance or related services regarding the performance of PricewaterhouseCoopers LLP’s audit or review of our financial statements, other than those reported above under the caption “Audit Fees.”

Tax Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal years 2010 and 2009 for professional services rendered for tax compliance, tax advice or tax planning was $50,657 and $169,811, respectively.

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

10.19

Office Lease by and between St. Paul Properties, Inc., as Landlord, and PC Mall, Inc., as Tenant (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on June 21, 2007)

10.20

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.21

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.22

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.23

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.24

Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004 (incorporated herein by reference to Exhibit 10.8 to the September 30, 2007 Form 10-Q)

10.25

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.26

Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.27

Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended March 31, 2007 filed with the Commission on May 15, 2007)

10.28

Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.29+††

Second Amended and Restated Loan and Security Agreement, dated as of December 14, 2010, by and among PC Mall, Inc., wholly-owned subsidiaries of PC Mall, Inc., Wells Fargo Capital Finance, LLC (Western) and certain other financial institutions (incorporated by reference to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2010 (File No. 0-25790) filed with the Commission on March 25, 2011)

10.30††

Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions by and between PC Mall, Inc. and Citibank N.A., dated as of January 7, 2011 (incorporated by reference to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2010 (File No. 0-25790) filed with the Commission on March 25, 2011)

10.31††

First Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 7, 2011 (incorporated by reference to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2010 (File No. 0-25790) filed with the Commission on March 25, 2011)

10.32††

Second Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 22, 2011 (incorporated by reference to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2010 (File No. 0-25790) filed with the Commission on March 25, 2011)

10.33

Lease Agreement, Executed By and Between SARCOM Properties, Inc. and AF Services, LLC, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 26, 2010)

10.34*

Summary of Executive Bonus Plan, adopted August 18, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended September 30, 2010 filed with the Commission on November 9, 2010)

10.35*††

Summary of Executive Bonus Plan, adopted March 22, 2011 (incorporated by reference to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2010 (File No. 0-25790) filed with the Commission on March 25, 2011)

10.36*††

Summary of Executive Salary and Bonus Arrangements (incorporated by reference to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2010 (File No. 0-25790) filed with the Commission on March 25, 2011)

10.37*

Summary of Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) for the year ended December 31, 2009 filed with the Commission on March 16, 2010)

10.38*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008)

10.39*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 16, 2009)

10.40

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2009)

21.1††	Subsidiaries of PC Mall, Inc. as of December 31, 2010

23.1††	Consent of PricewaterhouseCoopers LLP

31.1††	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2††	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

32.1††	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
††	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-25790) filed with the Commission on March 25, 2011.
+

Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

* * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: April 29, 2011	By:	/s/ FRANK F. KHULUSI
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