Form 10-Q
period 2011-03-31
PC MALL INC
filed 2011-05-16
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 10, 2011, the registrant had 12,404,573 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31,	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,599	$10,711
Accounts receivable, net of allowances of $1,653 and $1,802	169,995	183,944
Inventories, net	57,956	63,583
Prepaid expenses and other current assets	10,949	10,022
Deferred income taxes	3,827	3,798
Total current assets	250,326	272,058
Property and equipment, net	32,949	21,851
Deferred income taxes	614	604
Goodwill	25,510	25,510
Intangible assets, net	12,545	11,749
Other assets	2,400	2,319
Total assets	$324,344	$334,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,433	$124,851
Accrued expenses and other current liabilities	25,498	31,279
Deferred revenue	17,074	12,206
Line of credit	62,069	50,301
Note payable — current	783	783
Total current liabilities	206,857	219,420
Note payable and other long-term liabilities	5,108	4,607
Deferred income taxes	2,967	2,771
Total liabilities	214,932	226,798
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,345,520 and 14,089,672 shares issued; and 12,404,348 and 12,148,500 shares outstanding, respectively	14	14
Additional paid-in capital	106,094	104,894
Treasury stock, at cost: 1,941,172 shares	(7,176)	(7,176)
Accumulated other comprehensive income	2,657	2,465
Retained earnings	7,823	7,096
Total stockholders’ equity	109,412	107,293
Total liabilities and stockholders’ equity	$324,344	$334,091

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$335,938	$289,854
Cost of goods sold	292,469	251,825
Gross profit	43,469	38,029
Selling, general and administrative expenses	41,554	37,253
Operating profit	1,915	776
Interest expense, net	723	482
Income before income taxes	1,192	294
Income tax expense	465	121
Net income	$727	$173
Basic and Diluted Earnings Per Common Share
Basic	$0.06	$0.01
Diluted	0.06	0.01
Weighted average number of common shares outstanding:
Basic	12,232	12,302
Diluted	12,607	12,499

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in-	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2010	12,149	$14	$104,894	$(7,176)	$2,465	$7,096	$107,293
Stock option exercises, including related income tax benefit	255	—	666	—	—		666
Stock-based compensation expense	—	—	534	—	—	—	534
Subtotal	—	—	—	—	—	—	108,493
Net income	—	—	—	—	—	727	727
Translation adjustments	—	—	—	—	192	—	192
Comprehensive income	—	—	—	—	—	—	919
Balance at March 31, 2011	12,404	$14	$106,094	$(7,176)	$2,657	$7,823	$109,412

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$727	$173
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,165	1,829
Provision for deferred income taxes	231	86
Net tax benefit related to stock option exercises	1	4
Excess tax benefit related to stock option exercises	(660)	(10)
Non-cash stock-based compensation	534	504
Gain on sale of fixed assets	(4)	(11)
Change in operating assets and liabilities:
Accounts receivable	13,949	7,730
Inventories	6,621	25,743
Prepaid expenses and other current assets	(714)	(782)
Other assets	14	45
Accounts payable	(30,291)	(21,678)
Accrued expenses and other current liabilities	(6,005)	(5,052)
Deferred revenue	4,868	680
Total adjustments	(9,291)	9,088
Net cash (used in) provided by operating activities	(8,564)	9,261
Cash Flows From Investing Activities
Purchase of El Segundo building	(9,565)	—
Purchases of property and equipment	(1,898)	(2,164)
Acquisition of eCost	(2,327)	—
Proceeds from sale of fixed assets	9	—
Net cash used in investing activities	(13,781)	(2,164)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	11,730	(8,041)
Repayments under notes payable	(196)	(253)
Change in book overdraft	6,719	(1,590)
Payments of obligations under capital lease	(299)	(168)
Payments for deferred financing costs	(25)	—
Proceeds from stock issued under stock option plans	665	51
Excess tax benefit related to stock option exercises	660	10
Common shares repurchased and held in treasury	—	(57)
Net cash provided by (used in) financing activities	19,254	(10,048)
Effect of foreign currency on cash flow	(21)	189
Net change in cash and cash equivalents	(3,112)	(2,762)
Cash and cash equivalents at beginning of the period	10,711	9,215
Cash and cash equivalents at end of the period	$7,599	$6,453
Supplemental Cash Flow Information
Interest paid	$608	$455
Income taxes paid	1,422	215
Supplemental Non-Cash Investing and Financing Activities
Purchase of infrastructure system	$1,146	$—
Deferred financing costs	38	—

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Description of Company

PC Mall, Inc., founded in 1987, together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, field service teams, various direct marketing techniques and a limited number of retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov, HealthDynamix and SARCOM brands and our websites pcmall.com, macmall.com, sarcom.com, pcmallgov.com, abreon.com, nspi.com, onsale.com, ecost.com, healthdynamix.com, pcmallsbn.com and other promotional materials.

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

In February 2011, our OnSale segment expanded with our acquisition of certain assets of eCost.com, a subsidiary of PFSweb, Inc., for $2.3 million. In conjunction with this transaction, beginning with the first quarter of 2011, our management changed the way we internally look at our business and realigned our reportable operating segments from four segments (previously SMB, MME, Public Sector and MacMall) to five segments that we now refer to as SMB, MME, Public Sector, MacMall and OnSale. As such, existing sales under the OnSale brand will no longer be reported under the MacMall segment, but rather they will be reported, together with sales under the eCost brand, as part of the OnSale segment. We expect that our MacMall segment will remain primarily focused on targeting small businesses, creative professionals and high-end consumers, predominantly in the Apple and related products market. We will continue to include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

Our SMB segment consists of sales made primarily to small and medium sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com, which ended the first quarter at March 31, 2011 with over 51,000 active users, who are primarily small businesses and IT executives.

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

Our MacMall segment includes sales made under our MacMall brand name via telephone and the Internet to consumers, businesses and creative professionals.

Our OnSale segment currently includes sales made under our OnSale and eCost brand names primarily to consumers and small businesses via the Internet. This segment is also developing a platform to expand its model to include the marketing of daily deals through social commerce.

2. Property and Equipment

On March 11, 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which will be our new corporate headquarters. Our plan is to move into this building from our current headquarters located in Torrance, California in early fall of 2011 before the expiration of the Torrance lease. The total purchase price was $9.6 million. We expect to make certain improvements on the property for an expected cost of up to $4.5 million. As of March 31, 2011, based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. Depreciation on the building will not begin until completion of the improvements and the building is placed into service, which is currently expected to be in the third quarter of 2011. We intend to secure a long-term mortgage for the El Segundo property in the second quarter of 2011.

3. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the quarter ended March 31, 2011. Goodwill totaled $25.5 million as of March 31, 2011 and December 31, 2010, all of which related to our MME segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At March 31, 2011				At December 31, 2010
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	7	$7,224	(1)	$219	$7,005	$5,925	(1)	$203	$5,722
Customer relationships	7	10,100		5,091	5,009	10,100		4,672	5,428
Non-compete agreements	4	1,168		637	531	1,168		569	599
Other	5	5		5	—	5		5	—
Total intangible assets		$18,497		$5,952	$12,545	$17,198		$5,449	$11,749

(1)    Included in the total amount for “Patent, trademarks, & URLs” at March 31, 2011 and December 31, 2010 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

On February 18, 2011, we acquired certain intangible assets of eCost.com, a subsidiary of PFSweb, Inc., as well as approximately $1 million of inventory, for $2.3 million. Based on a preliminary analysis of the purchase price, as of March 31, 2011, the intangible assets, which are included in the table above under “Patent, trademarks & URLs” were valued at $1.3 million.

Amortization expense for intangible assets was approximately $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $1.7 million in the remainder of 2011; $2.0 million in 2012; $1.1 million in 2013; $0.6 million in 2014; $0.6 million in 2015; and $1.4 million thereafter.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 0.75 to 1.0 for periods ending on or prior to September 30, 2011, increasing to 1.0 to 1.0 for twelve-month periods ending on or after December 31, 2011. At March 31, 2011, we were in compliance with the financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At March 31, 2011, we had $62.1 million of net working capital advances outstanding under the line of credit. At March 31, 2011, the maximum credit line was $160 million and we had $51.2 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At March 31, 2011, we had $2.77 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $307,500 in the remainder of 2011 and $410,000 annually in each of the years 2012 through 2017.

At March 31, 2011, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.7%.

At March 31, 2011, $0.3 million and $0.1 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in our “Notes payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

5. Income Taxes

Accounting for Uncertainty in Income Taxes

ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the three months ended March 31, 2011, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of March 31, 2011.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2005, and state income tax examinations for years following 2004. In addition, certain federal and state net operating loss carryforwards generated after 1998 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

6. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended March 31, 2011 and 2010, approximately 522,000 and 2,213,000 shares of common stock underlying stock options have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended March 31, 2011:
Basic EPS
Net income	$727	12,232	$0.06
Effect of dilutive securities
Dilutive effect of stock options	—	375
Diluted EPS
Adjusted net income	$727	12,607	$0.06

Three Months Ended March 31, 2010:
Basic EPS
Net income	$173	12,302	$0.01
Effect of dilutive securities
Dilutive effect of stock options	—	197
Diluted EPS
Adjusted net income	$173	12,499	$0.01

7. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$727	$173
Other comprehensive income:
Foreign currency translation adjustments	192	189
Total comprehensive income	$919	$362

8. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	MacMall	OnSale	Corporate & Other	Consolidated
Three Months Ended March 31, 2011
Net sales	$138,738	$110,509	$31,677	$46,630	$8,645	$(261)	$335,938
Gross profit	16,918	17,986	3,197	4,893	919	(444)	43,469
Depreciation and amortization expense(1)	3	875	52	123	1	1,111	2,165
Operating profit (loss)	9,184	5,159	41	1,290	(512)	(13,247)	1,915

Three Months Ended March 31, 2010
Net sales	$107,994	$96,491	$44,015	39,572	$1,762	$20	$289,854
Gross profit	13,397	16,481	3,629	4,363	98	61	38,029
Depreciation and amortization expense(1)	4	653	52	88	—	1,032	1,829
Operating profit (loss)	6,384	4,614	378	632	(78)	(11,154)	776

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of March 31, 2011 and December 31, 2010, we had total consolidated assets of $324.3 million and $334.1 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

9. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.6 million and $1.7 million in each of the three month periods ended March 31, 2011 and March 31, 2010. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

BUSINESS OVERVIEW

PC Mall, Inc., founded in 1987, together with its wholly-owned subsidiaries (collectively referred to as “PC Mall,” “we” or “us”), is a value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We offer our products, services and solutions through dedicated account executives, field service teams, various direct marketing techniques and a limited number of retail stores. We also utilize distinctive full-color catalogs under the PC Mall, MacMall, PC Mall Gov, HealthDynamix and SARCOM brands and our websites pcmall.com, macmall.com, sarcom.com, pcmallgov.com, abreon.com, nspi.com, onsale.com, ecost.com, healthdynamix.com, pcmallsbn.com and other promotional materials.

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

In February 2011, our OnSale segment expanded with our acquisition of certain assets of eCost.com, a subsidiary of PFSweb, Inc., for $2.3 million. In conjunction with this transaction, beginning with the first quarter of 2011, our management changed the way we internally look at our business and realigned our reportable operating segments from four segments (previously SMB, MME, Public Sector and MacMall) to five segments that we now refer to as SMB, MME, Public Sector, MacMall and OnSale. As such, existing sales under the OnSale brand will no longer be reported under the MacMall segment, but rather they will be reported, together with sales under the eCost brand, as part of the OnSale segment. We expect that our MacMall segment will remain primarily focused on targeting small businesses, creative professionals and high-end consumers, predominantly in the Apple and related products market. We will continue to include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments. See below for more information on our acquisition of eCost.com under “Strategic Developments — eCost.com Acquisition.”

Our SMB segment consists of sales made primarily to small and medium sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com, which ended the first quarter at March 31, 2011 with over 51,000 active users, who are primarily small businesses and IT executives.

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

Our MacMall segment includes sales made under our MacMall brand name via telephone and the Internet to consumers, businesses and creative professionals.

Our OnSale segment currently includes sales made under our OnSale and eCost brand names primarily to consumers and small businesses via the Internet. This segment is also developing a platform to expand its model to include the marketing of daily deals through social commerce. See discussion below under “Strategic Developments — OnSale.”

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 23% and 16% of our net sales in the three months ended March 31, 2011 and 2010. Products manufactured by HP represented 20% and 19% of our net sales in the three months ended March 31, 2011 and 2010.

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

STRATEGIC DEVELOPMENTS

eCost Acquisition

On February 18, 2011, we acquired certain intangible assets of eCost.com, a subsidiary of PFSweb, Inc., as well as approximately $1 million of inventory, for $2.3 million. eCost.com is an online marketplace featuring an assortment of product categories, including but not limited to computers, networking, electronics and entertainment, TVs, monitors and projectors, cameras and camcorders, memory and storage, apparel, and sports and leisure items. The website also features a proprietary and patented shopping format, Bargain Countdown®, which amongst other features, offers limited time, limited quantity deals, and supports its premium online membership shopping club. eCost commenced business in 1999 as a subsidiary of PC Mall. In September 2004, eCost.com completed an initial public offering of approximately 19.8% of its outstanding common stock. In April 2005, we completed a spin-off of eCost by distributing all of our remaining ownership interest in eCost to our stockholders. In February 2006, eCost was acquired by PFSweb in a stock for stock merger.

OnSale

In February 2011, as discussed above, our OnSale segment expanded with our acquisition of certain assets of eCost.com, a subsidiary of PFSweb, Inc. We announced in March 2011 that these efforts are part of our plan to expand our OnSale business model into the rapidly expanding market for daily deals by local merchants in local markets, leveraging the principles of social commerce and what we believe are our unique competitive advantages in that marketplace.  We believe that our expanded OnSale business will provide substantial value to both merchants and consumers. We expect to launch the site in several markets later in the second quarter of 2011.

New Corporate Headquarters

On March 11, 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which will be our new corporate headquarters. Our plan is to move into this building from our current headquarters located in Torrance, California in early fall of 2011 before the expiration of the Torrance lease. The total purchase price was $9.6 million. We expect to make certain improvements on the property for an expected cost of up to $4.5 million. As of March 31, 2011, based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. Depreciation on the building will not begin until completion of the improvements and the building is placed into service, which is currently expected to be in the third quarter of 2011. We intend to secure a long-term mortgage for the El Segundo property in the second quarter of 2011.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $7.9 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. To date, we have received all of the Cisco equipment. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the end of the second quarter of 2011.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we grant, we compute the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of December 31 of each year. Under accounting guidance, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment review include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of December 31, 2010 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of December 31, 2011 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Three Months Ended March 31,
	2011	2010
Net sales	$335,938	$289,854
Cost of goods sold	292,469	251,825
Gross profit	43,469	38,029
Selling, general and administrative expenses	41,554	37,253
Operating profit	1,915	776
Interest expense, net	723	482
Income before income taxes	1,192	294
Income tax expense	465	121
Net income	$727	$173

	Three Months Ended March 31,
	2011	2010

Net sales	100.0%	100.0%
Cost of goods sold	87.1	86.9
Gross profit	12.9	13.1
Selling, general and administrative expenses	12.4	12.8
Operating profit	0.5	0.3
Interest expense, net	0.2	0.2
Income before income taxes	0.3	0.1
Income tax expense	0.1	0.0
Net income	0.2%	0.1%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Change
	2011	2010	$	%
SMB	$138,738	$107,994	$30,744	28.5%
MME	110,509	96,491	14,018	14.5
Public Sector	31,677	44,015	(12,338)	(28.0)
MacMall	46,630	39,572	7,058	17.8
OnSale	8,645	1,762	6,883	390.6
Corporate and Other	(261)	20	(281)	NMF (1)
Consolidated net sales	$335,938	$289,854	$46,084	15.9%

(1)  Not meaningful.

Our consolidated net sales for the first quarter of 2011 were $335.9 million, a $46.0 million or 16% increase from consolidated net sales of $289.9 million in the first quarter of 2010.

Our SMB segment net sales increased by $30.7 million, or 28%, in the first quarter of 2011 to $138.7 million from $108.0 million in the first quarter of 2010. The increase in SMB segment net sales was primarily due to increased productivity of our account executives, inclusive of significant growth in our new Chicago office, continuing economic recovery by small and medium sized businesses, and an increase in sales to promotional companies.

Our MME segment net sales increased by $14.0 million, or 15%, in the first quarter of 2011 to $110.5 million from $96.5 million in the first quarter of 2010. This increase was primarily due to increased account executive productivity and increased IT spending by customers in the mid-market and enterprise sector in the first quarter of 2011. Product revenues increased by 10% in the first quarter of 2011 compared to the first quarter of 2010 while service revenues increased by 19% in the first quarter of 2011 compared to the first quarter of 2010. Service revenues represented 20% of MME net sales in the first quarter of 2011 compared to 19% of sales in the first quarter 2010. The service revenue increase was primarily due to the inclusion of service revenues of NSPI, which we acquired in June 2010, as well as a 23% increase in service sales performed under our Abreon brand, which is primarily focused on change management and eLearning consulting. These increases in service revenues were partially offset by a 6% decrease in MME’s Sarcom branded professional and managed services in the first quarter of 2011 compared to the first quarter of 2010.

Our Public Sector segment net sales decreased by $12.3 million, or 28%, in the first quarter of 2011 to $31.7 million compared to $44.0 million in the first quarter of 2010. This decrease in Public Sector net sales was due to a 42% decrease in our federal government business resulting primarily from an 80% reduction in sales of Sun Microsystems solutions, which we believe is substantially related to the acquisition of Sun by Oracle in January 2010 and resulting vendor program changes made in the second quarter of 2010 in connection with Sun solutions. The decrease in our federal government business was also impacted by the delays in passage of the federal budget. Sales in our federal government business excluding sales of Sun Microsystems solutions decreased 11% in the first quarter of 2011 compared to the same period in the prior year. Net sales in our state and local government and educational institution business increased 5%, driven by stronger demand.

As indicated previously, our MacMall segment no longer includes the OnSale business, and all historical numbers have been adjusted accordingly. Our MacMall segment net sales increased by $7.0 million, or 18%, in the first quarter of 2011 to $46.6 million compared to $39.6 million in the first quarter of 2010. This increase was primarily due to significant sales of iPads during the first quarter of 2011, as well as our efforts to focus on higher profit customer segments such as small businesses, creative professionals and high-end consumers, partially offset by a reduction in web-based sales to consumers.

Our OnSale segment currently includes sales made under our OnSale and eCost brand names primarily to consumers and small businesses via the Internet. As discussed above, this segment is also developing a platform to expand its model to include the marketing of daily deals in local markets through social commerce. Our OnSale segment net sales increased by $6.8 million, or 391%, in the first quarter of 2011 to $8.6 million compared to $1.8 million in the first quarter of 2010. This increase was primarily due to an increase in sales through our traditional OnSale business and $1.7 million of net sales resulting from our acquisition of eCost in February 2011.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$16,918	12.2%	$13,397	12.4%	$3,521	(0.2)%
MME	17,986	16.3	16,481	17.1	1,505	(0.8)
Public Sector	3,197	10.1	3,629	8.2	(432)	1.9
MacMall	4,893	10.5	4,363	11.0	530	(0.5)
OnSale	919	10.6	98	5.6	821	5.0
Corporate and Other	(444)	NMF (1)	61	NMF (1)	(505)	NMF (1)
Consolidated gross profit and gross profit margin	$43,469	12.9%	$38,029	13.1%	$5,440	(0.2)%

(1) Not meaningful

Consolidated gross profit for the first quarter of 2011 was $43.5 million compared to $38.0 million in the first quarter of 2010, a $5.5 million or 14% increase. Consolidated gross profit margin was 12.9% in the first quarter of 2011 compared to 13.1% in the first quarter of 2010. Gross profit in the first quarter of 2011 also included a $0.5 million charge in the Corporate and Other segment related to the unreimbursed write-down of end-of-life first generation Apple iPads upon the release of the iPad 2.

Gross profit for our SMB segment increased by $3.5 million, or 26%, to $16.9 million in the first quarter of 2011 compared to $13.4 million in the first quarter of 2010 resulting primarily from the increased SMB net sales discussed above and a $0.5 million increase in vendor consideration. SMB gross profit margin decreased to 12.2% in the first quarter of 2011 compared to 12.4% in the first quarter of 2010 primarily due to a 47 basis point decrease in vendor consideration as a percentage of net sales.

Gross profit for our MME segment increased by $1.5 million, or 9%, to $18.0 million in the first quarter of 2011 compared to $16.5 million in the first quarter of 2010, and MME gross profit margin decreased to 16.3% in the first quarter of 2011 compared to 17.1% in the first quarter of 2010. The increase in MME gross profit was primarily due to the increased MME net sales discussed above. The decrease in MME gross profit margin was primarily due to lower selling margins in our Sarcom business as well as a lower mix of fees from enterprise software agreements that are reported on a net basis.

Gross profit for our Public Sector segment decreased by $0.4 million, or 12%, to $3.2 million in the first quarter of 2011 compared to $3.6 million in the first quarter of 2010 and Public Sector gross profit margin increased by 190 basis points to 10.1% in the first quarter of 2011 compared to 8.2% in the first quarter of 2010. The decrease in Public Sector gross profit was primarily due to decreased Public Sector net sales discussed above. The increase in Public Sector gross profit margin was primarily due to a 155 basis point increase in vendor consideration as a percentage of sales relating to an increase in sales of higher margin solutions in the first quarter of 2011.

Gross profit for our MacMall segment increased by $0.5 million, or 12%, to $4.9 million in the first quarter of 2011 compared to $4.4 million in the first quarter of 2010 and MacMall gross profit margin decreased by 50 basis points to 10.5% in the first quarter of 2011 compared to 11.0% in the first quarter of 2010. The increase in MacMall gross profit was primarily due to the increased MacMall net sales discussed above. The decrease in MacMall gross profit margin was primarily due to a large volume of lower margin iPad sales during the first quarter of 2011, partially offset by a 49 basis point increase in vendor consideration as a percentage of net sales.

Gross profit for our OnSale segment increased by $0.8 million to $0.9 million in the first quarter of 2011 compared to $0.1 million in the first quarter of 2010 and MacMall gross profit margin increased by 500 basis points to 10.6% in the first quarter of 2011 compared to 5.6% in the first quarter of 2010. The increase in OnSale gross profit and gross profit margin was primarily due to the increased OnSale net sales discussed above and a better product mix.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2011			2010
	Operating	Operating Profit		Operating	Operating Profit		Change
	Profit	Margin(1)		Profit	Margin(1)		$	Margin
SMB	$9,184	6.6%		$6,384	5.9%		$2,800	0.7%
MME	5,159	4.7		4,614	4.8		545	(0.1)
Public Sector	41	0.1		378	0.9		(337)	(0.8)
MacMall	1,290	2.8		632	1.6		658	1.2
OnSale	(512)	(5.9)		(78)	(4.4)		(434)	(1.5)
Corporate and Other	(13,247)	(3.9	)(1)	(11,154)	(3.8	)(1)	(2,093)	(0.1	)(1)
Consolidated operating profit and operating profit margin	$1,915	0.6%		$776	0. 3%		$1,139	0.3%

(1)        Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the first quarter of 2011 was $1.9 million compared to $0.8 million in the first quarter of 2010, a $1.1 million, or 147%, increase. Consolidated operating profit margin for the first quarter of 2011 was 0.6% compared to 0.3% in the first quarter of 2010.

Our SMB segment operating profit increased by $2.8 million, or 44%, to $9.2 million in the first quarter of 2011 compared to $6.4 million in the first quarter of 2010. The increase in SMB operating profit in first quarter of 2011 was primarily due to the increase in SMB gross profit discussed above, partially offset by a $0.7 million increase in SMB personnel costs. This increase in SMB personnel costs in first quarter of 2011 was primarily due to an increase in variable compensation expenses due to the increased SMB gross profit discussed above and our continuing investment in the growth of our Chicago office.

Our MME segment operating profit increased by $0.6 million, or 12%, to $5.2 million in the first quarter of 2011 compared to $4.6 million in the first quarter of 2010. The increase was primarily due to the increase in MME gross profit discussed above, partially offset by a $0.2 million increase in MME personnel costs and a $0.2 million increase in depreciation and amortization expenses primarily relating to the acquisition of NSPI. The increase in MME personnel costs was due in part to an increase in variable compensation costs related to the increased gross profit discussed above and the acquisition of NSPI.

Our Public Sector segment operating profit decreased to $41,000 in first quarter of 2011 compared to $0.4 million in first quarter of 2010. The decrease in Public Sector operating profit was primarily due to the decrease in Public Sector gross profit discussed above as well as our continued investment in its Health Dynamix division.

Our MacMall segment operating profit increased by $0.7 million, or 104%, to $1.3 million in the first quarter of 2011 compared to $0.6 million in the first quarter of 2010. This increase in MacMall operating profit was primarily due to the increase in MacMall gross profit discussed above and a $0.1 million decrease in advertising expenditures.

Our OnSale segment operating loss increased by $0.4 million to $0.5 million in first quarter of 2011 compared to $0.1 million in first quarter 2010. This increase in OnSale’s operating loss was primarily due to $0.5 million of costs related to the expansion of our OnSale business model, including legal and personnel investments and transition costs related to the eCost acquisition. In addition, advertising expenditures supporting our traditional OnSale business increased by $0.4 million, offset by the increase in OnSale gross profit discussed above.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain support services and other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses increased by $2.0 million, or 19%, to $13.2 million in the first quarter of 2011 from $11.2 million in the first quarter 2010. The increase was primarily related to an increase in personnel costs of $1.4 million resulting primarily from additions in IT and distribution personnel, increased variable incentive compensation costs and a $0.5 million charge related to an unreimbursed write-down of end-of-life first generation Apple iPads upon the release of the iPad 2.

Net Interest Expense. Total net interest expense for the first quarter of 2011 increased to $0.7 million compared with $0.5 million in the first quarter of 2010. The increase in interest expense of $0.2 million resulted primarily from an increase in our average effective borrowing rate, partially offset by a decrease in our average total outstanding borrowings in first quarter of 2011 compared to the first quarter of 2010.

Income Tax Expense. We recorded an income tax expense of $0.5 million in the first quarter of 2011 compared to an income tax expense of $0.1 million in the first quarter of 2010. Our effective tax rate for the quarters ended March 31, 2011 and 2010 was approximately 39% and 41%.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in a new ERP system, eCommerce platform and an upgrade of our current IT infrastructure over the next several years, which are discussed below in “Other Planned Capital Projects,” possible sales growth, possible acquisitions and new business ventures, including the expansion of our OnSale business, and possible repurchases of our common stock under a discretionary repurchase program, which we previously announced. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our efforts to focus on SMB, MME and Public Sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current macroeconomic environment and related competitive pricing pressure, which have negatively impacted our operating results, together with tight credit markets, may limit our cash resources that could otherwise be available to fund future strategic opportunities, capital investments or growth beyond our current operating plans.

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

We had cash and cash equivalents of $7.6 million at March 31, 2011 and $10.7 million at December 31, 2010. Our working capital was $43.5 million as of March 31, 2011 and $52.6 million as of December 31, 2010.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of March 31, 2011, we had an accrued receivable of $7.9 million related to the 2009 and 2010 calendar years and we expect to receive full payment under our labor credit claims.

Cash Flows from Operating Activities. Net cash used in operating activities was $8.6 million in the first quarter of 2011 compared to net cash provided by operating activities of $9.3 million in the first quarter of 2010. The $17.9 million increase in net cash used in operating activities in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an $18.2 million decrease in our working capital, which was primarily related to a $19.1 million decrease in inventory. This $19.1 million decrease in inventory was related to a sell through in the first quarter of 2010 of a large amount of seasonal inventory purchased in late 2009 as well as sell through of our Public Sector segment backlog in the first quarter of 2010.

Cash Flows from Investing Activities. Net cash used in investing activities was $13.8 million in the first quarter of 2011 compared to $2.2 million in the first quarter of 2010, related to capital expenditures in each period. Capital expenditures in the first quarter of 2011 were primarily related the purchase of a new headquarters office building in El Segundo, California, as discussed above, the acquisition of eCost, investments in our IT infrastructure, and the creation of enhanced electronic tools for our account executives and sales support staff. Capital expenditures in the first quarter of 2010 were primarily related to investments in our IT infrastructure, leasehold improvements relating to our relocated retail store in Torrance, California and the creation of enhanced electronic tools for our account executives and sales support staff.

Cash Flows from Financing Activities. Net cash provided by financing activities for the first quarter of 2011 was $19.3 million compared to net cash used in financing activities of $10.0 million in the first quarter of 2010. The $19.3 million of net cash provided by financing activities in the first quarter of 2011 was primarily related to $9.6 million of borrowings to purchase the building in El Segundo and a $6.7 million change in book overdraft. The $10.0 million of net cash used in financing activities in the first quarter of 2010 was primarily due to the $8.0 million of net payments made on the outstanding balance of our line of credit and a $1.6 million change in book overdraft.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 0.75 to 1.0 for periods ending on or prior to September 30, 2011, increasing to 1.0 to 1.0 for twelve-month periods ending on or after December 31, 2011. At March 31, 2011, we were in compliance with the financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At March 31, 2011, we had $62.1 million of net working capital advances outstanding under the line of credit. At March 31, 2011, the maximum credit line was $160 million and we had $51.2 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At March 31, 2011, we had $2.77 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $307,500 in the remainder of 2011 and $410,000 annually in each of the years 2012 through 2017.

At March 31, 2011, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.7%.

At March 31, 2011, $0.3 million and $0.1 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in our “Notes payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

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

Other Planned Capital Projects

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $7.9 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.0 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. To date, we have received all of the Cisco equipment. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the end of the second quarter of 2011.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

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

•             our expectations regarding the expansion of our OnSale business into the market for daily deals;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At March 31, 2011, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2011. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2011, we had $62.1 million outstanding under our line of credit and $2.77 million outstanding under our note payable. As of March 31, 2011, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.6 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of March 31, 2011, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. We are implementing the Cisco solution across all of our locations and expect that all of our locations will be upgraded by the end of the second quarter of 2011.

Our success is dependent on the accuracy and proper utilization of our management information systems and our telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded systems can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System, which was supported by HP until December 2010. We have had a contract for the last three years with a third party service provider, who specializes in maintenance and support of both hardware and operating system, to provide us adequate support until the completion of the upgrade of our management information system, which is expected to be completed by 2012.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple represented approximately 23% and 16% of our net sales in the three months ended March 31, 2011 and 2010. Products manufactured by HP represented 20% and 19% of our net sales in the three months ended March 31, 2011 and 2010. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

•                  consumer acceptance of new purchasing models such as our OnSale daily deals offering and the use of social commerce to drive sales;

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

We require substantial working capital to fund our business. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our existing credit facility, which functions as a working capital line of credit, will be adequate to support our current operating plans for at least the next twelve months. However, if we need additional financing, such as for acquisitions or expansion of our business or the businesses of our subsidiaries or to finance our operations during a significant downturn in sales or an increase in operating expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financings to fund additional expansion, or take advantage of strategic opportunities or favorable market conditions. There can be no assurance such financings will be available on terms favorable to us or at all. To the extent any such financings involve the issuance of equity securities, existing stockholders could suffer dilution. If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. If additional financing is required but not available, we would have to implement further measures to conserve cash and reduce costs. However, there is no assurance that such measures would be successful. Our failure to raise required additional financing could adversely affect our ability to maintain, develop or enhance our product offerings, take advantage of future strategic opportunities, respond to competitive pressures or continue operations.

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

A significant portion of our working capital requirements has historically been funded through borrowings under our credit facility, which functions as a working capital line of credit and bears interest at variable rates, tied to the LIBOR or prime rate. In connection with and as part of the line of credit, we also entered into a term note, bearing interest at the same rate as our credit facility. Additionally, in connection with our potential acquisition of real property we expect that we may enter into further financing arrangements which could bear variable interest rates. If the variable interest rates on our borrowings increase, we could incur greater interest expense than we have in the past. Rising interest rates, and our increased interest expense that would result from them, could negatively impact our results of operations and financial condition.

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

We have generated substantial portions of our revenue in the past from the sale of computer hardware, software and accessories and consumer electronics products. Expansion into new product, service and solutions categories, including for example the expansion of our OnSale business into the market for daily deals, may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new category to realize the expected benefits of that new category. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product, service or solutions categories include our ability to:

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

We cannot be certain that we will be able to successfully address any or all of these challenges in a manner that will enable us to expand our business into new product categories in a cost-effective or timely manner. If our new categories of products or services are not received favorably, or if our suppliers fail to meet our customers’ expectations, our results of operations would suffer and our reputation and the value of the applicable new brand and our other brands could be damaged. The lack of market acceptance of our new product categories, services or solutions, or our inability to generate satisfactory revenue from any such expanded offerings to offset their cost could harm our business.

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

Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located near Los Angeles, California in an area that is susceptible to earthquakes, floods, severe weather and other natural disasters. Our distribution facilities, which are located in Memphis, Tennessee, Irvine, California, and Lewis Center, Ohio, house the product inventory from which a substantial majority of our orders are shipped, and are also in areas that are susceptible to natural disasters and extreme weather conditions such as earthquakes, fire, floods and major storms. Our operations in the Philippines are also in an area that is periodically subject to extreme weather. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and telephone system, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, California periodically experiences power outages as a result of insufficient electricity supplies. These outages may recur in the future and could disrupt our operations. We currently have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur.

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

The business of direct marketing of computer hardware, software, peripherals and electronics is highly competitive, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical or product information. We compete with other direct marketers, including CDW, Insight Enterprises and PC Connection. In addition, we compete with large value added resellers such as CompuCom Systems and World Wide Technology, and computer retail stores and resellers, including superstores such as Best Buy and Staples, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com, Newegg.com and TigerDirect.com, government resellers such as GTSI, CDWG and GovConnection, software focused resellers such as Soft Choice and Software House International and other direct marketers and value added resellers of hardware, software and computer-related and electronic products. Our expanding OnSale business competes with larger market participants such as Groupon and LivingSocial. In the direct marketing, daily deal and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions by and between PC Mall, Inc. and Citibank N.A., dated as of January 7, 2011 (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

10.2

First Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 7, 2011 (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

10.3

Second Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 22, 2011 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

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

PC MALL, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ Brandon H. LaVerne
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