Form 10-Q
period 2011-06-30
PC MALL INC
filed 2011-08-15
CIK 937941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, the registrant had 12,410,903 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30,	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,017	$10,711
Accounts receivable, net of allowances of $1,827 and $1,802	179,027	183,944
Inventories, net	59,240	63,583
Prepaid expenses and other current assets	12,284	10,022
Deferred income taxes	3,879	3,798
Total current assets	260,447	272,058
Property and equipment, net	35,409	21,851
Deferred income taxes	597	604
Goodwill	25,510	25,510
Intangible assets, net	11,749	11,749
Other assets	2,710	2,319
Total assets	$336,422	$334,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,101	$124,851
Accrued expenses and other current liabilities	30,581	31,279
Deferred revenue	18,807	12,206
Line of credit	56,416	50,301
Notes payable — current	999	783
Total current liabilities	209,904	219,420
Notes payable and other long-term liabilities	12,170	4,607
Deferred income taxes	3,315	2,771
Total liabilities	225,389	226,798
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,345,745 and 14,089,672 shares issued; and 12,404,573 and 12,148,500 shares outstanding, respectively	14	14
Additional paid-in capital	106,623	104,894
Treasury stock, at cost: 1,941,172 shares	(7,176)	(7,176)
Accumulated other comprehensive income	2,713	2,465
Retained earnings	8,859	7,096
Total stockholders’ equity	111,033	107,293
Total liabilities and stockholders’ equity	$336,422	$334,091

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$361,910	$316,983	$697,848	$606,837
Cost of goods sold	315,524	276,428	607,993	528,253
Gross profit	46,386	40,555	89,855	78,584
Selling, general and administrative expenses	43,805	37,708	85,359	74,961
Operating profit	2,581	2,847	4,496	3,623
Interest expense, net	835	507	1,558	989
Income before income taxes	1,746	2,340	2,938	2,634
Income tax expense	710	977	1,175	1,098
Net income	$1,036	$1,363	$1,763	$1,536
Basic and Diluted Earnings Per Common Share
Basic	$0.08	$0.11	$0.14	$0.13
Diluted	0.08	0.11	0.14	0.12
Weighted average number of common shares outstanding:
Basic	12,405	12,270	12,318	12,280
Diluted	12,750	12,565	12,679	12,596

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in-	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income	Earnings	Total
Balance at December 31, 2010	12,149	$14	$104,894	$(7,176)	$2,465	$7,096	$107,293
Stock option exercises, including related income tax benefit	256	—	667	—	—		667
Stock-based compensation expense	—	—	1,062	—	—	—	1,062
Subtotal	—	—	—	—	—	—	109,022
Net income	—	—	—	—	—	1,763	1,763
Translation adjustments	—	—	—	—	248	—	248
Comprehensive income	—	—	—	—	—	—	2,011
Balance at June 30, 2011	12,405	$14	$106,623	$(7,176)	$2,713	$8,859	$111,033

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$1,763	$1,536
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,619	3,731
Provision for deferred income taxes	620	421
Net tax benefit related to stock option exercises	2	43
Excess tax benefit related to stock option exercises	(660)	(16)
Non-cash stock-based compensation	1,062	1,167
Decrease in earnout liability	(800)	—
Gain on sale of fixed assets	(15)	(11)
Change in operating assets and liabilities:
Accounts receivable	4,917	(7,579)
Inventories	5,327	15,677
Prepaid expenses and other current assets	(1,956)	(3,833)
Other assets	(100)	115
Accounts payable	(29,497)	(3,221)
Accrued expenses and other current liabilities	(532)	(2,997)
Deferred revenue	6,601	4,130
Total adjustments	(10,412)	7,627
Net cash (used in) provided by operating activities	(8,649)	9,163
Cash Flows From Investing Activities
Purchase of El Segundo building	(9,565)	—
Purchases of property and equipment	(5,194)	(4,425)
Acquisition of NSPI	—	(8,788)
Acquisition of eCost	(2,284)	—
Proceeds from sale of fixed assets	23	—
Net cash used in investing activities	(17,020)	(13,213)
Cash Flows From Financing Activities
Borrowing under note payable	7,198	—
Payments under notes payable	(368)	(550)
Net borrowings under line of credit	5,769	11,715
Change in book overdraft	7,660	(2,446)
Payments of obligations under capital lease	(526)	(313)
Proceeds from stock issued under stock option plans	665	58
Payment for deferred financing costs	(25)	—
Excess tax benefit related to stock option exercises	660	16
Common shares repurchased and held in treasury	—	(554)
Net cash provided by financing activities	21,033	7,926
Effect of foreign currency on cash flow	(58)	(103)
Net change in cash and cash equivalents	(4,694)	3,773
Cash and cash equivalents at beginning of the period	10,711	9,215
Cash and cash equivalents at end of the period	$6,017	$12,988
Supplemental Cash Flow Information
Interest paid	$1,346	$908
Income taxes paid	2,648	386
Supplemental Non-Cash Investing and Financing Activities
Purchase of infrastructure system	$2,070	$—
Deferred financing costs	49	—
NSPI acquisition related:
Fair value of assets, net of cash, acquired	$—	$13,472
Net cash paid	—	(8,788)
Liabilities assumed	$—	$4,684

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

Beginning in the first quarter of 2011, in response to what we believe to be a rapidly changing way in which consumers shop and go to market, we expanded our business to enter the market for local daily deals through social commerce.  In connection with this expansion, in February 2011, we acquired certain assets eCost.com, a subsidiary of PFSweb, Inc., for $2.3 million. During the second quarter of 2011, we also expanded our existing OnSale.com website, in beta, to include the offering of deals in three local markets, Los Angeles, Chicago and Seattle. In conjunction with these changes, beginning with the first quarter of 2011, our management changed the way we internally look at our business and realigned our reportable operating segments from four segments (previously SMB, MME, Public Sector and MacMall) to five segments that we now refer to as SMB, MME, Public Sector, MacMall and OnSale. As such, existing sales under the OnSale brand will no longer be reported under the MacMall segment, but rather they will be reported, together with sales under the eCost brand, as part of the OnSale segment. We expect that our MacMall segment will remain primarily focused on targeting small businesses, creative professionals and high-end consumers, predominantly in the Apple and related products market. We will continue to include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

Our SMB segment consists of sales made primarily to small and medium sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com.

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

Our OnSale segment currently includes sales made under our OnSale and eCost brand names primarily to consumers and small businesses via the Internet. During the second quarter of 2011, OnSale launched its expanded platform in beta through its existing website at www.OnSale.com to include the marketing of daily deals in local markets through social commerce.

2. Property and Equipment

On March 11, 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which will be our new corporate headquarters. Our plan is to move into this building from our current headquarters located in Torrance, California in early fall of 2011 before the expiration of the Torrance lease. The total purchase price was $9.6 million. Based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. We expect to make certain improvements on the property for an expected cost of up to $4.5 million. Depreciation on the building will begin when the improvements are completed and the building is placed into service, which is currently expected to be in the second half of 2011. In June 2011, we entered into a credit agreement to finance the purchase and improvement of this real property. The credit agreement provides a commitment for a loan up to $10.9 million of which there was $7.2 million outstanding at a June 30, 2011. See Note 5 below for more information.

3. Acquisition

NSPI

In June 2010, Sarcom, Inc, our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom are billable IT resources. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders can earn additional consideration based on the performance of the NSPI business over the next two years, up to a total of approximately $5.2 million. In accordance with ASC 805, based on an initial valuation of the fair value of the contingent consideration, we recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation was based upon management’s initial forecasts of expected profitability of NSPI during the earnout period. As of June 30, 2011, management updated its forecasts of expected profitability of NSPI during the earnout period, and lowered the future earnout liability to $2.4 million, resulting in a $0.8 million reduction of general and administrative expenses in our consolidated statement of operations during the three months ended June 30, 2011. These forecasts will be updated, if necessary, in future periods with adjustments reflected in our consolidated statement of operations.

4. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the six months ended June 30, 2011. Goodwill totaled $25.5 million as of June 30, 2011 and December 31, 2010, all of which related to our MME segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At June 30, 2011				At December 31, 2010
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	8	$6,509	(1)	$279	$6,230	$5,925	(1)	$203	$5,722
Customer relationships	6	10,600		5,544	5,056	10,100		4,672	5,428
Non-compete agreements	4	1,070		607	463	1,070		471	599
Total intangible assets		$18,179		$6,430	$11,749	$17,095		$5,346	$11,749

(1)  Included in the total amount for “Patent, trademarks, & URLs” at June 30, 2011 and December 31, 2010 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

On February 18, 2011, we acquired certain intangible assets of eCost.com, a subsidiary of PFSweb, Inc., as well as approximately $1 million of inventory and $0.3 million of software, for $2.3 million. Based on a preliminary analysis of the purchase price, as of June 30, 2011, the intangible assets, which are included in the table above under “Patent, trademarks & URLs” and “Customer relationships” were valued at $1.0 million.

Amortization expense for intangible assets was approximately $0.6 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively and approximately $1.1 million and $0.8 million for the six months ended June 30, 2011 and 2010.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $1.1 million in the remainder of 2011; $2.0 million in 2012; $1.0 million in 2013; $0.6 million in 2014; $0.5 million in 2015; and $1.3 million thereafter.

5. Line of Credit and Notes Payable

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 0.75 to 1.0 for periods ending on or prior to September 30, 2011, increasing to 1.0 to 1.0 for twelve-month periods ending on or after December 31, 2011. At June 30, 2011, we were in compliance with the financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At June 30, 2011, we had $56.4 million of net working capital advances outstanding under the line of credit. At June 30, 2011, the maximum credit line was $160 million and we had $61.0 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At June 30, 2011, we had $2.67 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $205,000 in the remainder of 2011 and $410,000 annually in each of the years 2012 through 2017.

At June 30, 2011, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.44%.

At June 30, 2011, $0.3 million and $0.1 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in our “Notes payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option. At June 30, 2011, we had $7.2 million outstanding under this credit agreement. The loan is secured by the real property, and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Accounting for Uncertainty in Income Taxes

ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the three months ended June 30, 2011, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of June 30, 2011.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2005, and state income tax examinations for years following 2004. In addition, certain federal and state net operating loss carryforwards generated after 1998 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. As such, potential common shares of approximately 521,000 and 1,027,000 for the three months ended June 30, 2011 and 2010, and approximately 521,000 and 1,031,000 for the six months ended June 30, 2011 and 2010 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended June 30, 2011:
Basic EPS
Net income	$1,036	12,405	$0.08
Effect of dilutive securities
Dilutive effect of stock options	—	345
Diluted EPS
Adjusted net income	$1,036	12,750	$0.08

Three Months Ended June 30, 2010:
Basic EPS
Net income	$1,363	12,270	$0.11
Effect of dilutive securities
Dilutive effect of stock options	—	295
Diluted EPS
Adjusted net income	$1,363	12,565	$0.11

Six Months Ended June 30, 2011:
Basic EPS
Net income	$1,763	12,318	$0.14
Effect of dilutive securities
Dilutive effect of stock options	—	361
Diluted EPS
Adjusted net income	$1,763	12,679	$0.14

Six Months Ended June 30, 2010:
Basic EPS
Net income	$1,536	12,280	$0.13
Effect of dilutive securities
Dilutive effect of stock options	—	316
Diluted EPS
Adjusted net income	$1,536	12,596	$0.12

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$1,036	$1,363	$1,763	$1,536
Other comprehensive income (loss):
Foreign currency translation adjustments	56	(292)	248	(103)
Total comprehensive income	$1,092	$1,071	$2,011	$1,433

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	MacMall	OnSale	Corporate & Other	Consolidated
Three Months Ended June 30, 2011
Net sales	$131,270	$128,624	$41,404	$50,829	$10,242	$(459)	$361,910
Gross profit	16,837	19,859	3,356	5,328	978	28	46,386
Depreciation and amortization expense(1)	1	888	44	120	111	1,290	2,454
Operating profit (loss)	9,005	7,697	(344)	1,407	(1,640)	(13,544)	2,581

Three Months Ended June 30, 2010
Net sales	$107,709	$125,482	$41,109	41,988	$710	$(15)	$316,983
Gross profit	14,678	18,639	2,586	4,681	39	(68)	40,555
Depreciation and amortization expense(1)	4	679	55	109	—	1,055	1,902
Operating profit (loss)	7,648	6,015	(821)	1,317	(43)	(11,269)	2,847
Six Months Ended June 30, 2011
Net sales	$270,008	$239,133	$73,081	$97,459	$18,887	$(720)	$697,848
Gross profit	33,755	37,845	6,553	10,221	1,897	(416)	89,855
Depreciation and amortization expense(1)	4	1,763	96	243	112	2,401	4,619
Operating profit (loss)	18,189	12,856	(303)	2,697	(2,152)	(26,791)	4,496

Six Months Ended June 30, 2010
Net sales	$215,703	$221,973	$85,124	81,560	$2,472	$5	$606,837
Gross profit	28,075	35,120	6,215	9,044	137	(7)	78,584
Depreciation and amortization expense(1)	8	1,332	107	197	—	2,087	3,731
Operating profit (loss)	14,032	10,629	(443)	1,949	(121)	(22,423)	3,623

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of June 30, 2011 and December 31, 2010, we had total consolidated assets of $336.4 million and $334.1 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.6 million and $1.7 million in each of the three month periods ended June 30, 2011 and June 30, 2010 and  $3.3 million and $3.4 million for the six months ended June 30, 2011 and 2010. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Legal Proceedings

We are not currently a party to any legal proceedings with loss contingencies, which are expected to be material. From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other litigation related to the conduct of our business. Any such litigation could result in a material amount of legal or related expenses and be time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition.

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

Beginning in the first quarter of 2011, in response to what we believe to be a rapidly changing way in which consumers shop and go to market, we expanded our business to enter the market for local daily deals through social commerce.  In connection with this expansion, in February 2011, we acquired certain assets eCost.com, a subsidiary of PFSweb, Inc., for $2.3 million. During the second quarter of 2011, we also expanded our existing OnSale.com website, in beta, to include the offering of deals in three local markets, Los Angeles, Chicago and Seattle. In conjunction with these changes, beginning with the first quarter of 2011, our management changed the way we internally look at our business and realigned our reportable operating segments from four segments (previously SMB, MME, Public Sector and MacMall) to five segments that we now refer to as SMB, MME, Public Sector, MacMall and OnSale. As such, existing sales under the OnSale brand will no longer be reported under the MacMall segment, but rather they will be reported, together with sales under the eCost brand, as part of the OnSale segment. We expect that our MacMall segment will remain primarily focused on targeting small businesses, creative professionals and high-end consumers, predominantly in the Apple and related products market. We will continue to include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments. See below for more information on our acquisition of eCost.com under “Strategic Developments — eCost.com Acquisition.”

Our SMB segment consists of sales made primarily to small and medium sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com, which ended the second quarter at June 30, 2011 with over 61,000 active users, who are primarily small businesses and IT executives.

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

Our OnSale segment currently includes sales made under our OnSale and eCost brand names primarily to consumers and small businesses via the Internet. During the second quarter of 2011, OnSale launched its expanded platform in beta through its existing website at www.OnSale.com to include the marketing of daily deals in local markets through social commerce.

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

There has been substantial ongoing uncertainty in the global economic environment and recent disruptions in the capital and credit markets. General economic conditions have an effect on our business and results of operations across all of our segments. If economic growth in the U.S. and other countries’ economies slows or declines, government, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. Continued and future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business and results of operations, and could significantly hinder our growth. These factors could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition. In response to these uncertainties, we have continued to focus our efforts on cost reduction initiatives, competitive pricing strategies and driving higher margin service and solution sales, while continuing to make selective investments in our sales force personnel, service and solutions capabilities and IT infrastructure and tools in an effort to position us for enhanced productivity and future growth.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 21% and 16% of our net sales in the three months ended June 30, 2011 and 2010, and 22% and 16% of our net sales in the six months ended June 30, 2011 and 2010. Products manufactured by HP represented 22% and 25% of our net sales in the three months ended June 30, 2011 and 2010, and 21% and 22% of our net sales in the six months ended June 30, 2011 and 2010.

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

OnSale

Beginning in the first quarter of 2011, we expanded our business into the rapidly expanding market for daily deals by local merchants in local markets, leveraging the principles of social commerce and what we believe are our unique competitive advantages in that marketplace. In connection with this expansion, in February 2011, we acquired certain assets eCost.com as indicated above. During the second quarter of 2011, OnSale also launched its expanded daily deal platform in beta through its existing website at www.OnSale.com.

New Corporate Headquarters

On March 11, 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which will be our new corporate headquarters. Our plan is to move into this building from our current headquarters located in Torrance, California in early fall of 2011 before the expiration of the Torrance lease. The total purchase price was $9.6 million. Based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. We expect to make certain improvements on the property for an expected cost of up to $4.5 million. Depreciation on the building will begin when the improvements are completed and the building is placed into service, which is currently expected to be in the second half of 2011. In June 2011, we entered into a credit agreement to finance the purchase and improvement of this real property. This credit agreement provides for a lending commitment for a loan up to $10.9 million. For more information, see below under “Liquidity and Capital Resources—Line of Credit and Note Payable.”

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $8.8 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for a total cost of approximately $4.6 million. The purchase is financed through a capital lease over a five year term. We believe these upgrades have provided us with a unified platform for our entire company and a robust and efficient contact center. We completed the implementation of the Cisco solution across all of our locations in the second quarter of 2011.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$361,910	$316,983	$697,848	$606,837
Cost of goods sold	315,524	276,428	607,993	528,253
Gross profit	46,386	40,555	89,855	78,584
Selling, general and administrative expenses	43,805	37,708	85,359	74,961
Operating profit	2,581	2,847	4,496	3,623
Interest expense, net	835	507	1,558	989
Income before income taxes	1,746	2,340	2,938	2,634
Income tax expense	710	977	1,175	1,098
Net income	$1,036	$1,363	$1,763	$1,536
Basic and Diluted Earnings Per Common Share
Basic	$0.08	$0.11	$0.14	$0.13
Diluted	0.08	0.11	0.14	0.12
Weighted average number of common shares outstanding:
Basic	12,405	12,270	12,318	12,280
Diluted	12,750	12,565	12,679	12,596

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.2	87.2	87.1	87.1
Gross profit	12.8	12.8	12.9	12.9
Selling, general and administrative expenses	12.1	11.9	12.2	12.3
Operating profit	0.7	0.9	0.7	0.6
Interest expense, net	0.2	0.2	0.2	0.2
Income before income taxes	0.5	0.7	0.5	0.4
Income tax expense	0.2	0.3	0.2	0.2
Net income	0.3%	0.4%	0.3%	0.2%

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change
	2011	2010	$	%
SMB	$131,270	$107,709	$23,561	21.9%
MME	128,624	125,482	3,142	2.5
Public Sector	41,404	41,109	295	0.7
MacMall	50,829	41,988	8,841	21.1
OnSale	10,242	710	9,532	NMF	(1)
Corporate and Other	(459)	(15)	(444)	NMF	(1)
Consolidated net sales	$361,910	$316,983	$44,927	14.2%

(1)  Not meaningful.

Our consolidated net sales for the second quarter of 2011 were $361.9 million, a $44.9 million or 14% increase from consolidated net sales of $317.0 million in the second quarter of 2010.

Our SMB segment net sales increased by $23.6 million, or 22%, in the second quarter of 2011 to $131.3 million from $107.7 million in the second quarter of 2010. The increase in SMB segment net sales was primarily due to an increase in sales to promotional companies, increased productivity of our account executives and continuing growth in our new Chicago office.

Our MME segment net sales increased by $3.1 million, or 3%, in the second quarter of 2011 to $128.6 million from $125.5 million in the second quarter of 2010. This increase was primarily due to a 13% increase in services revenues in the second quarter of 2011 compared to the second quarter of 2010. Service revenues represented 18% of MME net sales in the second quarter of 2011 compared to 17% of sales in the second quarter of 2010. The service revenue increase was primarily due to the inclusion of service revenues of NSPI, which we acquired in June 2010, as well as a 7% increase in service sales performed under our Abreon brand, which is primarily focused on change management and eLearning consulting. These increases in service revenues were partially offset by a 1% decrease in MME’s Sarcom branded lifecycle services in the second quarter of 2011 compared to the second quarter of 2010.

Our Public Sector segment net sales increased by $0.3 million, or 1%, in the second quarter of 2011 to $41.4 million compared to $41.1 million in the second quarter of 2010. This increase in Public Sector net sales was due to a 28% increase in our state and local government and educational institution sales driven by stronger demand, partially offset by a 23% decrease in our federal government business resulting primarily from a weak demand environment in the federal government sector.

As indicated previously, our MacMall segment no longer includes the OnSale business, and all historical numbers have been adjusted accordingly. Our MacMall segment net sales increased by $8.8 million, or 21%, in the second quarter of 2011 to $50.8 million compared to $42.0 million in the second quarter of 2010. This increase was primarily due to significant sales of iPads during the second quarter of 2011, and also reflects our ongoing efforts to focus on higher profit customer segments such as small businesses, creative professionals and high-end consumers.

Our OnSale segment currently includes sales made under our OnSale and eCost brand names primarily to consumers and small businesses via the Internet. During the second quarter of 2011, as discussed above, OnSale launched its expanded platform in beta through its existing website at www.OnSale.com to include the marketing of daily deals in local markets through social commerce. Our OnSale segment net sales increased by $9.5 million in the second quarter of 2011 to $10.2 million compared to $0.7 million in the second quarter of 2010. This increase was primarily due to a $5.2 million increase in sales through our traditional OnSale business and $4.3 million of net sales resulting from our acquisition of eCost in February 2011.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2011		2010
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$16,837	12.8%	$14,678	13.6%	$2,159	(0.8)%
MME	19,859	15.4	18,639	14.9	1,220	0.5
Public Sector	3,356	8.1	2,586	6.3	770	1.8
MacMall	5,328	10.5	4,681	11.1	647	(0.6)
OnSale	978	9.5	39	5.5	939	4.0
Corporate and Other	28	NMF (1)	(68)	NMF (1)	96	NMF (1)
Consolidated gross profit and gross profit margin	$46,386	12.8%	$40,555	12.8%	$5,831	0.0%

(1) Not meaningful

Consolidated gross profit for the second quarter of 2011 was $46.4 million compared to $40.6 million in the second quarter of 2010, a $5.8 million or 14% increase. Consolidated gross profit margin remained at 12.8% in the second quarter of 2011 and in the second quarter of 2010.

Gross profit for our SMB segment increased by $2.1 million, or 15%, to $16.8 million in the second quarter of 2011 compared to $14.7 million in the second quarter of 2010 resulting primarily from the increased SMB net sales discussed above and a $0.7 million increase in vendor consideration. SMB gross profit margin decreased to 12.8% in the second quarter of 2011 compared to 13.6% in the second quarter of 2010 primarily due to an increase in lower margin premium business sales as a percentage of the overall mix.

Gross profit for our MME segment increased by $1.3 million, or 7%, to $19.9 million in the second quarter of 2011 compared to $18.6 million in the second quarter of 2010, and MME gross profit margin increased to 15.4% in the second quarter of 2011 compared to 14.9% in the second quarter of 2010. The increase in MME gross profit and gross profit margin was primarily due to the increased MME net sales discussed above, which include a higher mix of service sales, as well as a $0.3 million, or a 14 basis point, increase in vendor consideration.

Gross profit for our Public Sector segment increased by $0.8 million, or 30%, to $3.4 million in the second quarter of 2011 compared to $2.6 million in the second quarter of 2010  Public Sector gross profit margin increased to 8.1% in the second quarter of 2011 compared to 6.3% in the second quarter of 2010. The increase in Public Sector gross profit was due to the increased Public Sector net sales discussed above and a $0.3 million increase in vendor consideration. The increase in Public Sector gross profit margin was primarily due to an increase in solution sales, which are made at higher margins.

Gross profit for our MacMall segment increased by $0.6 million, or 14%, to $5.3 million in the second quarter of 2011 compared to $4.7 million in the second quarter of 2010. MacMall gross profit margin decreased to 10.5% in the second quarter of 2011 compared to 11.1% in the second quarter of 2010. The increase in MacMall gross profit was primarily due to the increased MacMall net sales discussed above and an increase in vendor consideration. The decrease in gross profit margin was primarily due to an increase in sales of iPads which is a lower margin product category and also contributed to a 14 basis point decrease in vendor consideration as a percentage of net sales.

Gross profit for our OnSale segment increased to $1.0 million in the second quarter of 2011 compared to $39,000 in the second quarter of 2010. OnSale gross profit margin increased to 9.5% in the second quarter of 2011 compared to 5.5% in the second quarter of 2010. The increase in OnSale gross profit and gross profit margin was primarily due to the increased OnSale net sales discussed above and an improved product mix.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2011			2010
	Operating	Operating Profit		Operating	Operating Profit		Change
	Profit	Margin(1)		Profit	Margin(1)		$	Margin
SMB	$9,005	6.9%		$7,648	7.1%		$1,357	(0.2)%
MME	7,697	6.0		6,015	4.8		1,682	1.2
Public Sector	(344)	(0.8)		(821)	(2.0)		477	1.2
MacMall	1,407	2.8		1,317	3.1		90	(0.3)
OnSale	(1,640)	(16.0)		(43)	(6.1)		(1,597)	(9.9)
Corporate and Other	(13,544)	(3.7	)(1)	(11,269)	(3.6	)(1)	(2,275)	(0.1	)(1)
Consolidated operating profit and operating profit margin	$2,581	0.7%		$2,847	0. 9%		$(266)	(0.2)%

(1)        Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the second quarter of 2011 was $2.6 million compared to $2.8 million in the second quarter of 2010, a $0.2 million, or 9%, decrease. Consolidated operating profit margin for the second quarter of 2011 was 0.7% compared to 0.9% in the second quarter of 2010.

Our SMB segment operating profit increased by $1.4 million, or 18%, to $9.0 million in the second quarter of 2011 compared to $7.6 million in the second quarter of 2010. The increase in SMB operating profit in the second quarter of 2011 was primarily due to the increase in SMB gross profit discussed above, partially offset by a $0.4 million increase in SMB personnel costs, which was primarily due to an increase in variable compensation expenses related to the increased SMB gross profit, and a $0.2 million increase in credit card processing costs.

Our MME segment operating profit increased by $1.7 million, or 28%, to $7.7 million in the second quarter of 2011 compared to $6.0 million in the second quarter of 2010. The increase was primarily due to the increase in MME gross profit discussed above and $0.8 million of other income relating to a decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition, partially offset by a $0.3 million increase in MME general and administrative costs primarily relating to the acquisition of NSPI.

Our Public Sector segment operating loss decreased by $0.5 million, or 58%, to $0.3 million in second quarter of 2011 compared to a loss of $0.8 million in second quarter of 2010. The decrease in Public Sector operating loss was primarily due to the increase in Public Sector gross profit discussed above, partially offset by a $0.2 million increase in bad debt expense primarily related to an external fraudulent transaction.

Our MacMall segment operating profit increased by $0.1 million to $1.4 million in the second quarter of 2011 compared to $1.3 million in the second quarter of 2010. This increase in MacMall operating profit was primarily due to the increase in MacMall gross profit discussed above, partially offset by a $0.2 million increase in advertising expenditures and a $0.3 million increase in variable costs.

Our OnSale segment operating loss increased to $1.6 million in the second quarter of 2011 compared to $43,000 in the second quarter of 2010. This increase in OnSale operating loss was primarily due to significant investments related to the expansion of our OnSale business model discussed above. In addition, advertising expenditures supporting our traditional OnSale business increased by $0.5 million. Our OnSale results include those from both OnSale and eCost, the assets of which we acquired in February of 2011. In the second quarter of 2011, we paid $0.3 million to the seller of eCost’s assets pursuant to a transition services agreement. We migrated eCost.com to our own systems in the latter part of second quarter of 2011, and as a result we do not believe the majority of those costs will recur in the third quarter or beyond. Further, OnSale’s results include approximately $0.3 million of start-up legal fees associated with its expanded business model, much of which we do not expect to recur going forward. However, we expect to continue to have an elevated level of expenditures for the foreseeable future related to the investments in the expansion of our OnSale business, which may result in continued operating losses for this segment.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our reportable operating segments. The second quarter 2011 Corporate & Other operating expenses increased by $2.2 million, or 20%, to $13.5 million from $11.3 million in the second quarter of 2010. The increase in the second quarter of 2011 was primarily related to an increase in personnel costs of $2.0 million resulting primarily from additions of technical resources, as well as IT and distribution personnel, a $0.5 million increase in litigation costs defending what we believe is a meritless lawsuit, a $0.2 million increase in telecommunications costs and a $0.2 million increase in depreciation, partially offset by a $0.7 million decrease in variable fulfillment costs.

Net Interest Expense. Total net interest expense for the second quarter of 2011 increased to $0.8 million compared with $0.5 million in the second quarter of 2010. The increase in interest expense of $0.3 million resulted primarily from an increase in our average effective borrowing rate, an increase in our average total outstanding borrowings in second quarter of 2011 compared to the second quarter of 2010 and an increase in amortization expense related to deferred financing costs.

Income Tax Expense. We recorded an income tax expense of $0.7 million in the second quarter of 2011 compared to an income tax expense of $1.0 million in the second quarter of 2010. Our effective tax rates for the quarters ended June 30, 2011 and 2010 were approximately 41% and 42%.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Change
	2011	2010	$	%
SMB	$270,008	$215,703	$54,305	25.2%
MME	239,133	221,973	17,160	7.7
Public Sector	73,081	85,124	(12,043)	(14.1)
MacMall	97,459	81,560	15,899	19.5
OnSale	18,887	2,472	16,415	664.0
Corporate and Other	(720)	5	(725)	NMF (1)
Consolidated net sales	$697,848	$606,837	$91,011	15.0%

(1)  Not meaningful.

Our consolidated net sales for the six months ended June 30, 2011 were $697.8 million, a $91.0 million, or 15%, increase from consolidated net sales of $606.8 million in the six months ended June 30, 2010.

Our SMB segment net sales increased by $54.3 million, or 25%, to $270.0 million in the six months ended June 30, 2011 from $215.7 million in the six months ended June 30, 2010. The increase in SMB segment net sales was primarily due to an increase in sales to promotional companies, increased productivity of our account executives, continuing growth in our new Chicago office and continuing economic recovery by small and medium sized businesses.

Our MME segment net sales increased by $17.2 million, or 8%, to $239.1 million in the six months ended June 30, 2011 from $222.0 million in the six months ended June 30, 2010. This increase was primarily due to increased account executive productivity and increased IT spending by customers in the mid-market and enterprise sector in the six months ended June 30, 2011. Service revenues increased by 15% in the six months ended June 30, 2011 compared to the same period in 2010 while product revenues increased by 6% in the six months ended June 30, 2011 compared to the same period in 2010. Service revenues represented 19% of MME net sales in the six months ended June 30, 2011 compared to 18% of net sales in the six months ended June 30, 2010. The service revenue increase was primarily due to the inclusion of service revenues of NSPI, which we acquired in June 2010, as well as an 11% increase in service sales performed under our Abreon brand, which is primarily focused on change management and eLearning consulting. These increases in service revenues were partially offset by a 4% decrease in MME’s Sarcom branded lifecycle services in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Our Public Sector segment net sales decreased by $12.0 million, or 14%, to $73.1 million in the six months ended June 30, 2011 compared to $85.1 million in the six months ended June 30, 2010.  This increase in Public Sector net sales was due to a 19% increase in our state and local government and educational institution sales driven by stronger demand, partially offset by a 34% decrease in our federal government business resulting primarily from a weak demand environment in the federal government business.

Our MacMall segment net sales increased by $15.9 million, or 19%, to $97.5 million in the six months ended June 30, 2011 compared to $81.6 million in the six months ended June 30, 2010. This increase was primarily due to significant sales of iPads during the six months ended June 30, 2011, and also reflects our ongoing efforts to focus on higher profit customer segments such as small businesses, creative professionals and high-end consumers.

Our OnSale segment net sales increased by $16.4 million in the six months ended June 30, 2011 to $18.9 million compared to $2.5 million in the six months ended of June 30, 2010. This increase was primarily due to a $10.4 million increase in sales through our traditional OnSale business and $6.0 million of net sales resulting from our acquisition of eCost in February 2011.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2011		2010
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$33,755	12.5%	$28,075	13.0%	$5,680	(0.5)%
MME	37,845	15.8	35,120	15.8	2,725	0.0
Public Sector	6,553	9.0	6,215	7.3	338	1.7
MacMall	10,221	10.5	9,044	11.1	1,177	(0.6)
OnSale	1,897	10.0	137	5.5	1,760	4.5
Corporate and Other	(416)	NMF (1)	(7)	NMF (1)	(409)	NMF (1)
Consolidated gross profit and gross profit margin	$89,855	12.9%	$78,584	12.9%	$11,271	0.0%

(1) Not meaningful

Consolidated gross profit for the six months ended June 30, 2011 was $89.9 million compared to $78.6 million in the six months ended June 30, 2010, an $11.3 million or 14% increase. Consolidated gross profit margin remained at 12.9% in the six months ended June 30, 2011 and in the six months ended June 30, 2010.

Gross profit for our SMB segment increased by $5.7 million, or 20%, to $33.8 million for the six months ended June 30, 2011 compared to $28.1 million in the six months ended June 30, 2010 resulting primarily from increased SMB net sales discussed above. SMB gross profit margin decreased by 50 basis points to 12.5% in the six months ended June 30, 2011 compared to 13.0% in the six months ended June 30, 2010 primarily due to a 27 basis point decrease in vendor consideration as a percentage of sales and growth in lower margin premium business as a percentage of total sales.

Gross profit for our MME segment increased by $2.7 million, or 8%, to $37.8 million in the six months ended June 30, 2011 compared to $35.1 million in the six months ended June 30, 2010, and gross profit margin remained flat at 15.8% in the six months ended June 30, 2011 and in the six months ended June 30, 2010. The increase in MME gross profit was primarily due to the increased MME net sales discussed above.

Gross profit for our Public Sector segment increased by $0.4 million, or 5%, to $6.6 million in the six months ended June 30, 2011 compared to $6.2 million in the six months ended June 30, 2010. Public Sector gross profit margin increased by 170 basis points to 9.0% in the six months ended June 30, 2011 compared to 7.3% in the six months ended June 30, 2010. The increase in our Public Sector gross profit was primarily due to a $0.6 million increase in vendor consideration, partially offset by the decrease in Public Sector net sales discussed above. The increase in Public Sector gross profit margin was primarily due to a 108 basis point increase in vendor consideration as a percentage of sales as well as an increase in solution sales, which are made at higher margins.

Gross profit for our MacMall segment increased by $1.2 million, or 13%, to $10.2 million in the six months ended June 30, 2011 compared to $9.0 million in the six months ended June 30, 2010. MacMall gross profit margin decreased by 60 basis points to 10.5% in the six months ended June 30, 2011 compared to 11.1% in the six months ended June 30, 2010. The increase in our MacMall gross profit was primarily due to the increase in MacMall net sales discussed above and a $0.6 million increase in vendor consideration. The decrease in our MacMall gross profit margin was primarily due to increased sales of iPads, which is a lower margin product category.

Gross profit for our OnSale segment increased by $1.8 million to $1.9 million in the six months ended June 30, 2011 compared to $0.1 million in the six months ended June 30, 2010. OnSale gross profit margin increased by 450 basis points to 10.0% in the six months ended June 30, 2011 compared to 5.5% in the six months ended June 30, 2010. The increase in OnSale gross profit and gross profit margin was primarily due to the increased OnSale net sales discussed above and an improved product mix.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2011			2010
	Operating	Operating Profit		Operating	Operating Profit		Change
	Profit	Margin(1)		Profit	Margin(1)		$	Margin
SMB	$18,189	6.7%		$14,032	6.5%		$4,157	0.2%
MME	12,856	5.4		10,629	4.8		2,227	0.6
Public Sector	(303)	(0.4)		(443)	(0.5)		140	0.1
MacMall	2,697	2.8		1,949	2.4		748	0.4
OnSale	(2,152)	(11.4)		(121)	(4.9)		(2,031)	(6.5)
Corporate and Other	(26,791)	(3.8	)(1)	(22,423)	(3.7	)(1)	(4,368)	(0.1	)(1)
Consolidated operating profit and operating profit margin	$4,496	0.6%		$3,623	0.6%		$873	0.0%

(1)        Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the six months ended June 30, 2011 was $4.5 million compared to $3.6 million in the six months ended June 30, 2010, a $0.9 million, or 24%, increase. Consolidated operating profit margin for the six months ended June 30, 2011 and 2010 was 0.6%.

Our SMB segment operating profit increased by $4.2 million, or 30%, to $18.2 million in the six months ended June 30, 2011 compared to $14.0 million in the six months ended June 30, 2010. The increase was primarily due to the increase in SMB gross profit discussed above, partially offset by a $1.1 million increase in SMB personnel costs, a $0.2 million increase in credit card processing costs and a $0.2 million increase in bad debt expense. The increase in personnel costs in the six months ended June 30, 2011 was primarily due to an increase in variable commission and bonus expenses due to the increased SMB gross profit and continued investment in our Chicago office and our addition of account executives in that facility.

Our MME segment operating profit increased by $2.3 million, or 21%, to $12.9 million in the six months ended June 30, 2011 compared to $10.6 million in the six months ended June 30, 2010. The increase was primarily due to the increase in MME gross profit discussed above and $0.8 million of other income relating to a decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition, partially offset by a $0.8 million increase in variable fulfillment costs and a $0.4 million increase in depreciation and amortization expenses primarily relating to the acquisition of NSPI.

Public Sector segment reported an operating loss of $0.3 million in the six months ended June 30, 2011 compared to an operating loss of $0.4 million in the six months ended June 30, 2010. The decrease in Public Sector operating loss was primarily due to the increase in Public Sector gross profit discussed above and a $0.2 million decrease in advertising expenditures, partially offset by a $0.2 million increase in bad debt expense primarily related to an external fraudulent transaction and a $0.1 million increase in variable fulfillment costs.

MacMall segment operating profit increased by $0.8 million, or 38%, to $2.7 million in the six months ended June 30, 2011 compared to $1.9 million in the six months ended June 30, 2010. The increase in MacMall segment operating profit was primarily due to the increase in MacMall segment gross profit discussed above, partially offset by a $0.2 million increase in personnel costs and a $0.3 million increase in credit card related costs.

Our OnSale segment reported an operating loss of $2.2 million in the six months ended June 30, 2011 compared to an operating loss of $0.1 million in the six months ended June 30, 2010. This increase in OnSale operating loss was primarily due to significant start-up and advertising costs for the expansion of our OnSale business model discussed above.

Corporate and Other SG&A expenses increased by $4.4 million, or 19%, to $26.8 million in the six months ended June 30, 2011 from $22.4 million in the six months ended June 30, 2010. This increase was primarily due to a $3.4 million increase in personnel costs resulting primarily from additions of technical resources, as well as IT and distribution personnel, a $0.4 million increase in litigation costs primarily due to defending what we believe is a meritless lawsuit and a $0.3 million increase in depreciation expense primarily related to the completed portions of our ERP and infrastructure upgrades.

Net Interest Expense. Total net interest expense for the six months ended June 30, 2011 increased to $1.6 million compared with $1.0 million in the six months ended June 30, 2010. The increase in interest expense of $0.6 million resulted primarily from an increase in our average effective borrowing rate as well as an increase in amortization expense related to deferred financing costs.

Income Tax Expense. We recorded an income tax expense of $1.2 million in the six months ended June 30, 2011 compared to an income tax expense of $1.1 million in the six months ended June 30, 2010. Our effective tax rates for the six months ended June 30, 2011 and 2010 were approximately 40% and 42%.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in a new ERP system, eCommerce platform and an upgrade of our current IT infrastructure over the next several years, which are discussed below in “Other Planned Capital Projects,” possible sales growth, possible acquisitions and new business ventures, including the expansion of our OnSale business, and possible repurchases of our common stock under a discretionary repurchase program, which we previously announced. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our efforts to focus on SMB, MME and Public Sector sales could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We also expect that we will incur elevated levels of cash expenditures as we continue to invest in the expansion of our OnSale business. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current uncertainty in the macroeconomic environment may limit our cash resources that could otherwise be available to fund future strategic opportunities, capital investments or growth beyond our current operating plans.

There has been substantial ongoing weakness in the global economic environment, coupled with disruptions in the capital and credit markets. While we recently entered into an amendment to our revolving credit facility as discussed in more detail below, we believe continued problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $6.0 million at June 30, 2011 and $10.7 million at December 31, 2010. Our working capital was $50.5 million as of June 30, 2011 and $52.6 million as of December 31, 2010.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of June 30, 2011, we had an accrued receivable of $8.9 million related to the 2009 and 2010 calendar years and the first half of 2011, and we expect to receive full payment under our labor credit claims.

Cash Flows from Operating Activities. Net cash used in operating activities was $8.6 million in the six months ended June 30, 2011 compared to net cash provided by operating activities of $9.2 million in the six months ended June 30, 2010. The $17.8 million increase in net cash used in operating activities in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to an $17.5 million decrease in our working capital, which was primarily related to a $26.3 million increase in our accounts payable, a $10.4 million decrease in inventory, partially offset by a $12.5 million increase in accounts receivable. This $26.3 million increase in accounts payable is primarily due to the mix and timing of trade payables, including our utilization of early pay discounts. The $10.4 million decrease in inventory was primarily related to a sell through in the six months ended June 30, 2010 of a large amount of seasonal inventory purchased in late 2009 as well as sell through of our Public Sector segment backlog in the six months ended June 30, 2010 partially offset by an increase in tablet inventory in the first half of 2011. The $12.5 million increase in accounts receivable was primarily related to an improvement in DSO in 2011 compared to 2010, partially due to the slowdown in Federal government spending.

Cash Flows from Investing Activities. Net cash used in investing activities was $17.0 million in the six months ended June 30, 2011 compared to $13.2 million in the six months ended June 30, 2010, related to capital expenditures in each period. Capital expenditures of $17.0 million in the six months ended June 30, 2011 were primarily related to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff, the $9.6 million purchase of a new headquarters office building in El Segundo, California, as discussed above, and the $2.3 million acquisition of certain assets of eCost. Capital expenditures in the six months ended June 30, 2010 were primarily related to the $8.8 million, net of cash acquired, used for the acquisition of certain assets of NSPI in June 2010 and $4.4 million of capital expenditures, which were primarily related to investments in our IT infrastructure, leasehold improvements relating to our relocated retail store in Torrance, California and the creation of enhanced electronic tools for our account executives and sales support staff.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2011 was $21.0 million compared to $7.9 million in the six months ended June 30, 2010. The $21.0 million of net cash provided by financing activities in the six months ended June 30, 2011 was primarily related to $7.2 million of borrowings under a new note payable to finance a part of the purchase price of the building in El Segundo, a $7.7 million change in book overdraft and a $5.8 million of net borrowings on our line of credit. The $7.9 million of net cash provided by financing activities in the six months ended June 30, 2010 was primarily due to the $11.7 million of net borrowings on our line of credit, of which $9.8 million was related to our acquisition of certain assets of NSPI, partially offset by a $2.4 million change in book overdraft.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 0.75 to 1.0 for periods ending on or prior to September 30, 2011, increasing to 1.0 to 1.0 for twelve-month periods ending on or after December 31, 2011. At June 30, 2011, we were in compliance with the financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At June 30, 2011, we had $56.4 million of net working capital advances outstanding under the line of credit. At June 30, 2011, the maximum credit line was $160 million and we had $61.0 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At June 30, 2011, we had $2.67 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $205,000 in the remainder of 2011 and $410,000 annually in each of the years 2012 through 2017.

At June 30, 2011, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.44%.

At June 30, 2011, $0.3 million and $0.1 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in our “Notes payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of real property we purchased in March 2011 in El Segundo, California. The credit agreement provides a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option. At June 30, 2011, we had $7.2 million outstanding under this credit agreement. The loan is secured by the real property, and contains financial covenants substantially similar to those of our existing asset-based credit facility.

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

Other Planned Capital Projects

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $8.8 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for a total cost of approximately $4.6 million. The purchase is financed through a capital lease over a five year term. We believe these upgrades have provided us with a unified platform for our entire company and a robust and efficient contact center. We completed the implementation of the Cisco solution across all of our locations in the second quarter of 2011.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At June 30, 2011, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2011. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2011, we had $56.4 million outstanding under our line of credit and $9.9 million outstanding under our notes payable. As of June 30, 2011, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and notes payable would be to increase our annual interest expense by approximately $0.7 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of June 30, 2011, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings with loss contingencies, which are expected to be material. From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other litigation related to the conduct of our business. Any such litigation could result in a material amount of legal or related expenses and be time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition.

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

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for a total cost of approximately $4.6 million. The purchase is financed through a capital lease over a five year term. We believe these upgrades have provided us with a unified platform for our entire company and a robust and efficient contact center. We completed the implementation of the Cisco solution across all of our locations in the second quarter of 2011.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple represented approximately 21% and 16% of our net sales in the three months ended June 30, 2011 and 2010, and 22% and 16% of our net sales in the six months ended June 30, 2011 and 2010. Products manufactured by HP represented 22% and 25% of our net sales in the three months ended June 30, 2011 and 2010, and 21% and 22% of our net sales in the six months ended June 30, 2011 and 2010. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

10.1

First Amendment to Second Amended and Restated Loan and Security Agreement and Consent, dated as of June 28, 2011, by and among PC Mall, Inc. and all of its domestic subsidiaries, certain lenders and Well Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on July 1, 2011)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*        Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: August 15, 2011	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

PC MALL, INC.

EXHIBIT LIST

Exhibit Number	Description

10.1

First Amendment to Second Amended and Restated Loan and Security Agreement and Consent, dated as of June 28, 2011, by and among PC Mall, Inc. and all of its domestic subsidiaries, certain lenders and Well Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on July 1, 2011)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*       Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.