Form 10-Q
period 2011-09-30
PC MALL INC
filed 2011-11-14
CIK 937941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, the registrant had 12,038,827 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30,	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,209	$10,711
Accounts receivable, net of allowances of $1,809 and $1,802	187,032	183,944
Inventories, net	59,025	63,583
Prepaid expenses and other current assets	12,233	10,022
Deferred income taxes	3,646	3,798
Total current assets	268,145	272,058
Property and equipment, net	41,086	21,851
Deferred income taxes	604	604
Goodwill	25,510	25,510
Intangible assets, net	11,198	11,749
Other assets	2,581	2,319
Total assets	$349,124	$334,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,284	$124,851
Accrued expenses and other current liabilities	28,349	31,279
Deferred revenue	17,571	12,206
Line of credit	62,663	50,301
Notes payable — current	999	783
Total current liabilities	221,866	219,420
Notes payable and other long-term liabilities	12,201	4,607
Deferred income taxes	4,550	2,771
Total liabilities	238,617	226,798
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,355,959 and 14,089,672 shares issued; and 12,038,348 and 12,148,500 shares outstanding, respectively	14	14
Additional paid-in capital	107,259	104,894
Treasury stock, at cost: 2,317,611 and 1,941,172 shares	(9,436)	(7,176)
Accumulated other comprehensive income	2,049	2,465
Retained earnings	10,621	7,096
Total stockholders’ equity	110,507	107,293
Total liabilities and stockholders’ equity	$349,124	$334,091

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$367,547	$336,099	$1,065,395	$942,936
Cost of goods sold	317,346	292,859	925,339	821,112
Gross profit	50,201	43,240	140,056	121,824
Selling, general and administrative expenses	46,350	39,200	131,709	114,161
Operating profit	3,851	4,040	8,347	7,663
Interest expense, net	823	548	2,381	1,537
Income before income taxes	3,028	3,492	5,966	6,126
Income tax expense	1,266	1,372	2,441	2,470
Net income	$1,762	$2,120	$3,525	$3,656
Basic and Diluted Earnings Per Common Share
Basic	$0.14	$0.17	$0.29	$0.30
Diluted	0.14	0.17	0.28	0.29
Weighted average number of common shares outstanding:
Basic	12,249	12,193	12,295	12,248
Diluted	12,442	12,309	12,600	12,489

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in-	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income	Earnings	Total
Balance at December 31, 2010	12,149	$14	$104,894	$(7,176)	$2,465	$7,096	$107,293
Stock option exercises, including related income tax benefit	265	—	716	—	—		716
Stock-based compensation expense	—	—	1,649	—	—	—	1,649
Purchase of common stock under a repurchase program	(376)	—	—	(2,260)	—	—	(2,260)
Subtotal	—	—	—	—	—	—	107,398
Net income	—	—	—	—	—	3,525	3,525
Translation adjustments	—	—	—	—	(416)	—	(416)
Comprehensive income	—	—	—	—	—	—	3,109
Balance at September 30, 2011	12,038	$14	$107,259	$(9,436)	$2,049	$10,621	$110,507

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$3,525	$3,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,205	5,999
Provision for deferred income taxes	2,157	787
Net tax benefit related to stock option exercises	1	162
Excess tax benefit related to stock option exercises	(658)	(15)
Non-cash stock-based compensation	1,649	1,775
Decrease in earnout liability	(800)	—
(Gain) loss on sale of fixed assets	(15)	14
Change in operating assets and liabilities:
Accounts receivable	(3,088)	733
Inventories	5,542	12,411
Prepaid expenses and other current assets	(2,685)	(1,786)
Other assets	22	(439)
Accounts payable	(15,986)	(10,700)
Accrued expenses and other current liabilities	(1,740)	(1,556)
Deferred revenue	5,365	3,205
Total adjustments	(3,031)	10,590
Net cash provided by operating activities	494	14,246
Cash Flows From Investing Activities
Purchase of El Segundo building	(9,565)	—
Purchases of property and equipment	(12,296)	(5,936)
Acquisition of assets, net	(2,284)	(8,788)
Proceeds from sale of fixed assets	23	15
Net cash used in investing activities	(24,122)	(14,709)
Cash Flows From Financing Activities
Borrowing under notes payable	7,198	—
Payments under notes payable	(565)	(829)
Net borrowings under line of credit	12,016	5,223
Change in book overdraft	3,322	(3,017)
Payment of earnout liability	(1,121)	—
Payments of obligations under capital lease	(870)	(492)
Proceeds from stock issued under stock option plans	715	61
Payment for deferred financing costs	(25)	—
Excess tax benefit related to stock option exercises	658	15
Common shares repurchased and held in treasury	(2,260)	(922)
Net cash provided by financing activities	19,068	39
Effect of foreign currency on cash flow	58	134
Net change in cash and cash equivalents	(4,502)	(290)
Cash and cash equivalents at beginning of the period	10,711	9,215
Cash and cash equivalents at end of the period	$6,209	$8,925
Supplemental Cash Flow Information
Interest paid	$2,054	$1,427
Income taxes paid	2,938	1,166
Supplemental Non-Cash Investing and Financing Activities
Purchase of infrastructure system	$2,552	$—
Deferred financing costs	346	—
NSPI acquisition related:
Fair value of assets, net of cash, acquired	$—	$13,472
Net cash paid	—	(8,788)
Liabilities assumed	$—	$4,684

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

Beginning in the first quarter of 2011, in response to what we believe to be a rapidly changing way in which consumers shop and go to market, we expanded our business to enter the market for local daily deals through social commerce. In connection with this expansion, in February 2011, we acquired certain assets of eCost.com, a subsidiary of PFSweb, Inc., for $2.3 million. During the second quarter of 2011, we also expanded our existing OnSale.com website, in beta, to include the offering of deals in three local markets: Los Angeles, Chicago and Seattle, and further expanded to New York City in the third quarter of 2011. In conjunction with these changes, beginning with the first quarter of 2011, our management changed the way we internally look at our business and realigned our reportable operating segments from four segments (previously SMB, MME, Public Sector and MacMall) to five segments that we now refer to as SMB, MME, Public Sector, MacMall and OnSale. As such, existing sales under the OnSale brand will no longer be reported under the MacMall segment, but rather they will be reported, together with sales under the eCost brand, as part of the OnSale segment. We expect that our MacMall segment will remain primarily focused on targeting small businesses, creative professionals and high-end consumers, predominantly in the Apple and related products market. We will continue to include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

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

Our OnSale segment currently includes sales made under our OnSale and eCost brand names primarily to consumers and small businesses via the Internet. During the second quarter of 2011, OnSale launched its expanded platform in beta through its existing website at www.OnSale.com to include an e-commerce marketplace, offering goods and services from third party partners ranging from small and medium sized businesses to well known national brands.

2. Property and Equipment

On March 11, 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which will be our new corporate headquarters. Our plan is to move into this building from our current headquarters located in Torrance, California in November 2011. The total purchase price was $9.6 million. Based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. We expect to make certain improvements on the property for an expected cost of up to $5.5 million. Depreciation on the building will begin when the improvements are completed and the building is placed into service. In June 2011, we entered into a credit agreement to finance the purchase and improvement of this real property. The credit agreement provides a commitment for a loan up to $10.9 million of which there was $7.2 million outstanding at September 30, 2011. See Note 5 below for more information.

3. Acquisition

NSPI

In June 2010, Sarcom, Inc, our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom are billable IT resources. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders can earn additional consideration based on the performance of the NSPI business over the next two years, up to a total of approximately $5.2 million. In accordance with ASC 805, based on an initial valuation of the fair value of the contingent consideration, we recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation was based upon management’s initial forecasts of expected profitability of NSPI during the earnout period. During our second quarter ended June 30, 2011, management updated its forecasts of expected profitability of NSPI during the earnout period, and lowered the future earnout liability to $2.4 million, resulting in a $0.8 million reduction of general and administrative expenses in our consolidated statement of operations. In August 2011, we paid $0.9 million to NSPI’s shareholders for NSPI’s performance from June 2010 through May 2011 as well as a $250,000 payment of the original holdback of the original purchase price as indicated above. As of September 30, 2011, $1.5 million remains accrued for future earnout payments. These forecasts will be updated, if necessary, in future periods with adjustments reflected in our consolidated statement of operations.

4. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the nine months ended September 30, 2011. Goodwill totaled $25.5 million as of September 30, 2011 and December 31, 2010, all of which related to our MME segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At September 30, 2011				At December 31, 2010
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	8	$6,515	(1)	$325	$6,190	$5,925	(1)	$203	$5,722
Customer relationships	6	10,600		5,987	4,613	10,100		4,672	5,428
Non-compete agreements	4	1,070		675	395	1,070		471	599
Total intangible assets		$18,185		$6,987	$11,198	$17,095		$5,346	$11,749

(1)    Included in the total amount for “Patent, trademarks & URLs” at September 30, 2011 and December 31, 2010 are $5.2 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

On February 18, 2011, we acquired certain intangible assets of eCost.com, a subsidiary of PFSweb, Inc., as well as approximately $1 million of inventory and $0.3 million of software, for $2.3 million. Based on an analysis of the purchase price, as of September 30, 2011, the intangible assets, which are included in the table above under “Patent, trademarks & URLs” and “Customer relationships” were valued at $1.0 million.

Total amortization expense for intangible assets was approximately $0.6 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively and approximately $1.6 million and $1.4 million for the nine months ended September 30, 2011 and 2010.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.6 million in the remainder of 2011; $2.0 million in 2012; $1.0 million in 2013; $0.6 million in 2014; $0.5 million in 2015; and $1.3 million thereafter.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 0.75 to 1.0 for periods ending on or prior to September 30, 2011, increasing to 1.0 to 1.0 for twelve-month periods ending on or after December 31, 2011. At September 30, 2011, we were in compliance with the financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At September 30, 2011, we had $62.7 million of net working capital advances outstanding under the line of credit. At September 30, 2011, the maximum credit line was $160 million and we had $60.8 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At September 30, 2011, we had $2.56 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $102,500 in the remainder of 2011 and $410,000 annually in each of the years 2012 through 2017.

At September 30, 2011, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.28%.

At September 30, 2011, $0.3 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, was included in our “Notes payable — current” on our Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option. At September 30, 2011, we had $7.2 million outstanding under this credit agreement. The loan is secured by the real property, and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Accounting for Uncertainty in Income Taxes

ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the three months ended September 30, 2011, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of September 30, 2011.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2007, and state income tax examinations for years following 2005. In addition, certain federal and state net operating loss carryforwards generated after 2002 and 1996, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. As such, potential common shares of approximately 516,000 and 2,412,000 for the three months ended September 30, 2011 and 2010, and approximately 863,000 and 1,493,000 for the nine months ended September 30, 2011 and 2010 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended September 30, 2011:
Basic EPS
Net income	$1,762	12,249	$0.14
Effect of dilutive securities
Dilutive effect of stock options	—	193
Diluted EPS
Adjusted net income	$1,762	12,442	$0.14

Three Months Ended September 30, 2010:
Basic EPS
Net income	$2,120	12,193	$0.17
Effect of dilutive securities
Dilutive effect of stock options	—	116
Diluted EPS
Adjusted net income	$2,120	12,309	$0.17

Nine Months Ended September 30, 2011:
Basic EPS
Net income	$3,525	12,295	$0.29
Effect of dilutive securities
Dilutive effect of stock options	—	305
Diluted EPS
Adjusted net income	$3,525	12,600	$0.28

Nine Months Ended September 30, 2010:
Basic EPS
Net income	$3,656	12,248	$0.30
Effect of dilutive securities
Dilutive effect of stock options	—	241
Diluted EPS
Adjusted net income	$3,656	12,489	$0.29

8. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,762	$2,120	$3,525	$3,656
Other comprehensive income (loss):
Foreign currency translation adjustments	(664)	237	(416)	134
Total comprehensive income	$1,098	$2,357	$3,109	$3,790

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	MacMall	OnSale	Corporate & Other	Consolidated
Three Months Ended September 30, 2011
Net sales	$119,840	$136,447	$59,463	$39,403	$13,038	$(644)	$367,547
Gross profit	16,481	21,269	5,807	4,669	1,913	62	50,201
Depreciation and amortization expense(1)	2	927	43	121	123	1,370	2,586
Operating profit (loss)	9,417	7,353	1,564	1,033	(749)	(14,767)	3,851

Three Months Ended September 30, 2010
Net sales	$110,033	$133,758	$53,526	37,465	$1,332	$(15)	$336,099
Gross profit	14,551	19,920	4,179	4,378	155	57	43,240
Depreciation and amortization expense(1)	4	892	53	116	—	1,203	2,268
Operating profit (loss)	7,571	5,908	646	1,176	9	(11,270)	4,040

Nine Months Ended September 30, 2011
Net sales	$389,848	$375,580	$132,544	$136,862	$31,925	$(1,364)	$1,065,395
Gross profit	50,236	59,114	12,360	14,890	3,810	(354)	140,056
Depreciation and amortization expense(1)	6	2,690	139	364	235	3,771	7,205
Operating profit (loss)	27,606	20,209	1,261	3,730	(2,901)	(41,558)	8,347

Nine Months Ended September 30, 2010
Net sales	$325,736	$355,731	$138,650	119,025	$3,804	$(10)	$942,936
Gross profit	42,626	55,040	10,394	13,422	292	50	121,824
Depreciation and amortization expense(1)	12	2,224	160	313	—	3,290	5,999
Operating profit (loss)	21,603	16,537	203	3,125	(112)	(33,693)	7,663

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate and Other.

As of September 30, 2011 and December 31, 2010, we had total consolidated assets of $349.1 million and $334.1 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.7 million in each of the three month periods ended September 30, 2011 and September 30, 2010 and $4.9 million and $5.0 million for the nine months ended September 30, 2011 and 2010. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

Beginning in the first quarter of 2011, in response to what we believe to be a rapidly changing way in which consumers shop and go to market, we expanded our business to enter the market for local daily deals through social commerce.  In connection with this expansion, in February 2011, we acquired certain assets of eCost.com, a subsidiary of PFSweb, Inc., for $2.3 million. During the second quarter of 2011, we also expanded our existing OnSale.com website, in beta, to include the offering of deals in three local markets: Los Angeles, Chicago and Seattle, and further expanded to New York City in the third quarter of 2011. In conjunction with these changes, beginning with the first quarter of 2011, our management changed the way we internally look at our business and realigned our reportable operating segments from four segments (previously SMB, MME, Public Sector and MacMall) to five segments that we now refer to as SMB, MME, Public Sector, MacMall and OnSale. As such, existing sales under the OnSale brand will no longer be reported under the MacMall segment, but rather they will be reported, together with sales under the eCost brand, as part of the OnSale segment. We expect that our MacMall segment will remain primarily focused on targeting small businesses, creative professionals and high-end consumers, predominantly in the Apple and related products market. We will continue to include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments. See below for more information on our acquisition of eCost.com under “Strategic Developments — eCost.com Acquisition.”

Our SMB segment consists of sales made primarily to small and medium sized businesses, utilizing an outbound phone based sales force and, where applicable, a field-based sales force. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com, which ended the third quarter at September 30, 2011 with approximately 47,000 active users, who are primarily small businesses and IT executives.

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

Our OnSale segment currently includes sales made under our OnSale and eCost brand names primarily to consumers and small businesses via the Internet. During the second quarter of 2011, OnSale launched its expanded platform in beta through its existing website at www.OnSale.com to include an e-commerce marketplace, offering goods and services from third party partners ranging from small and medium sized businesses to well known national brands.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 16% of our net sales in each of the three months ended September 30, 2011 and 2010, and 20% and 16% of our net sales in the nine months ended September 30, 2011 and 2010. Products manufactured by HP represented 22% and 21% of our net sales in the three months ended September 30, 2011 and 2010, and 21% and 22% of our net sales in the nine months ended September 30, 2011 and 2010.

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

OnSale

Beginning in the first quarter of 2011, we expanded our business into the rapidly expanding market for daily deals by local merchants in local markets, leveraging the principles of social commerce and what we believe are our unique competitive advantages in that marketplace. In connection with this expansion, in February 2011, we acquired certain assets of eCost.com as indicated above. During the second quarter of 2011, OnSale also launched its expanded platform in beta through its existing website at www.OnSale.com to include an e-commerce marketplace, offering goods and services from third party partners ranging from small and medium sized businesses to well known national brands.. OnSale’s e-commerce marketplace is an important component of our consumer growth strategy, and we will continue to modify and enhance our model going forward.

New Corporate Headquarters

On March 11, 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which will be our new corporate headquarters. Our plan is to move into this building from our current headquarters located in Torrance, California in November 2011. The total purchase price was $9.6 million. Based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. We expect to make certain improvements on the property for an expected cost of up to $5.5 million. Depreciation on the building will begin when the improvements are completed and the building is placed into service. In June 2011, we entered into a credit agreement to finance the purchase and improvement of this real property. The credit agreement provides a commitment for a loan up to $10.9 million. For more information, see below under “Liquidity and Capital Resources—Line of Credit and Note Payable.”

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $9.5 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$367,547	$336,099	$1,065,395	$942,936
Cost of goods sold	317,346	292,859	925,339	821,112
Gross profit	50,201	43,240	140,056	121,824
Selling, general and administrative expenses	46,350	39,200	131,709	114,161
Operating profit	3,851	4,040	8,347	7,663
Interest expense, net	823	548	2,381	1,537
Income before income taxes	3,028	3,492	5,966	6,126
Income tax expense	1,266	1,372	2,441	2,470
Net income	$1,762	$2,120	$3,525	$3,656
Basic and Diluted Earnings Per Common Share
Basic	$0.14	$0.17	$0.29	$0.30
Diluted	0.14	0.17	0.28	0.29
Weighted average number of common shares outstanding:
Basic	12,249	12,193	12,295	12,248
Diluted	12,442	12,309	12,600	12,489

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.4	87.1	86.9	87.1
Gross profit	13.6	12.9	13.1	12.9
Selling, general and administrative expenses	12.6	11.7	12.4	12.1
Operating profit	1.0	1.2	0.7	0.8
Interest expense, net	0.2	0.2	0.2	0.2
Income before income taxes	0.8	1.0	0.5	0.6
Income tax expense	0.3	0.4	0.2	0.2
Net income	0.5%	0.6%	0.3%	0.4%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change
	2011	2010	$	%
SMB	$119,840	$110,033	$9,807	8.9%
MME	136,447	133,758	2,689	2.0
Public Sector	59,463	53,526	5,937	11.1
MacMall	39,403	37,465	1,938	5.2
OnSale	13,038	1,332	11,706	NMF	(1)
Corporate and Other	(644)	(15)	(629)	NMF	(1)
Consolidated net sales	$367,547	$336,099	$31,448	9.4%

(1)  Not meaningful.

Our consolidated net sales for the third quarter of 2011 were $367.5 million, a $31.4 million or 9% increase from consolidated net sales of $336.1 million in the third quarter of 2010.

Our SMB segment net sales increased by $9.8 million, or 9%, in the third quarter of 2011 to $119.8 million from $110.0 million in the third quarter of 2010. The increase in SMB segment net sales was primarily due to an increase in sales to promotional companies and incremental productivity by our tenured account executives.

Our MME segment net sales increased by $2.6 million, or 2%, in the third quarter of 2011 to $136.4 million from $133.8 million in the third quarter of 2010. This increase was primarily due to a 12% increase in net sales of services in the third quarter of 2011 compared to the third quarter of 2010. The growth in our sales of services was driven primarily by significant increases in our change management and e-learning consulting services, fueled by strategic relationships with industry leading healthcare and ERP providers, as well as by increases in managed services. Net sales of services represented 19% of MME net sales in the third quarter of 2011 compared to 17% of MME net sales in the third quarter of 2010.

Our Public Sector segment net sales increased by $6.0 million, or 11%, in the third quarter of 2011 to $59.5 million compared to $53.5 million in the third quarter of 2010. This increase in Public Sector net sales was due to a 32% increase in sales to state and local government and educational institutions (SLED) resulting primarily from increased account executive headcount focused on SLED business and new SLED contracts.

Our MacMall segment net sales increased by $1.9 million, or 5%, in the third quarter of 2011 to $39.4 million compared to $37.5 million in the third quarter of 2010.

Our OnSale segment currently includes sales made under our OnSale and eCost brand names primarily to consumers and small businesses via the Internet. During the second quarter of 2011, as discussed above, OnSale launched its expanded platform in beta through its existing website at www.OnSale.com to include the marketing of daily deals in local markets through social commerce.

Our OnSale segment net sales increased by $11.7 million in the third quarter of 2011 to $13.0 million compared to $1.3 million in the third quarter of 2010. This increase was primarily due to a $6.5 million increase in sales through our OnSale brand, including significant sales of HP Touchpads due to a market-wide price reduction of these tablets during the third quarter of 2011, and $5.2 million of net sales through our eCost brand, which was acquired in February 2011.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$16,481	13.8%	$14,551	13.2%	$1,930	0.6%
MME	21,269	15.6	19,920	14.9	1,349	0.7
Public Sector	5,807	9.8	4,179	7.8	1,628	2.0
MacMall	4,669	11.8	4,378	11.7	291	0.1
OnSale	1,913	14.7	155	11.6	1,758	3.1
Corporate and Other	62	NMF (1)	57	NMF (1)	5	NMF (1)
Consolidated gross profit and gross profit margin	$50,201	13.7%	$43,240	12.9%	$6,961	0.8%

(1) Not meaningful

Consolidated gross profit for the third quarter of 2011 was $50.2 million compared to $43.2 million in the third quarter of 2010, a $7.0 million or 16% increase. Consolidated gross profit margin was 13.7% in the third quarter of 2011 and 12.9% in the third quarter of 2010.

Gross profit for our SMB segment increased by $1.9 million, or 13%, to $16.5 million in the third quarter of 2011 compared to $14.6 million in the third quarter of 2010 resulting primarily from the increased SMB net sales discussed above. SMB gross profit margin increased to 13.8% in the third quarter 2011 compared to 13.2% in the third quarter 2010 primarily due to increased selling margins across most product categories and increased service sales as a percentage of total SMB net sales.

Gross profit for our MME segment increased by $1.4 million, or 7%, to $21.3 million in the third quarter of 2011 compared to $19.9 million in the third quarter of 2010, and MME gross profit margin increased to 15.6% in the third quarter of 2011 compared to 14.9% in the third quarter of 2010. The increase in MME gross profit and gross profit margin was primarily due to the increased MME net sales discussed above, which include a higher mix of sales of services, as well as a $0.4 million, or a 28 basis point, increase in vendor consideration.

Gross profit for our Public Sector segment increased by $1.6 million, or 39%, to $5.8 million in the third quarter of 2011 compared to $4.2 million in the third quarter of 2010  Public Sector gross profit margin increased to 9.8% in the third quarter of 2011 compared to 7.8% in the third quarter of 2010. The increase in Public Sector gross profit was primarily due to the increased Public Sector net sales discussed above and a $0.4 million increase in vendor consideration. The increase in Public Sector gross profit margin was primarily due to increased sales of solutions, which are generally made at higher margins. Increased sales of solution also contributed to a 47 basis point increase in vendor consideration as a percentage of Public Sector net sales.

Gross profit for our MacMall segment increased by $0.3 million, or 7%, to $4.7 million in the third quarter of 2011 compared to $4.4 million in the third quarter of 2010. MacMall gross profit margin increased to 11.8% in the third quarter of 2011 compared to 11.7% in the third quarter of 2010. The increase in MacMall gross profit and gross profit margin was primarily due to the increased MacMall net sales discussed above and a $0.2 million, or a 27 basis point, increase in vendor consideration.

Gross profit for our OnSale segment increased to $1.9 million in the third quarter of 2011 compared to $0.2 million in the third quarter of 2010. OnSale gross profit margin increased to 14.7% in the third quarter of 2011 compared to 11.6% in the third quarter of 2010. The increase in OnSale gross profit was primarily due to the increased OnSale net sales discussed above. The increase in OnSale gross profit margin was primarily due to higher margins on sales of HP Touchpads made during the third quarter of 2011.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2011			2010
	Operating	Operating Profit		Operating	Operating Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$9,417	7.9%		$7,571	6.9%		$1,846	1.0%
MME	7,353	5.4		5,908	4.4		1,445	1.0
Public Sector	1,564	2.6		646	1.2		918	1.4
MacMall	1,033	2.6		1,176	3.1		(143)	(0.5)
OnSale	(749)	(5.7)		9	0.7		(758)	(6.4)
Corporate and Other	(14,767)	(4.0	)(1)	(11,270)	(3.4	)(1)	(3,497)	(0.6	)(1)
Consolidated operating profit and operating profit margin	$3,851	1.0%		$4,040	1.2%		$(189)	(0.2)%

(1)          Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the third quarter of 2011 was $3.9 million compared to $4.0 million in the third quarter of 2010, a $0.2 million, or 5%, decrease. Consolidated operating profit margin for the third quarter of 2011 decreased by 20 basis points to 1.0% compared to 1.2% in the third quarter of 2010.

Our SMB segment operating profit increased by $1.8 million, or 24%, to $9.4 million in the third quarter of 2011 compared to $7.6 million in the third quarter of 2010. The increase in SMB operating profit in the third quarter of 2011 was primarily due to the increase in SMB gross profit discussed above, partially offset by a $0.4 million increase in SMB personnel costs primarily due to increased variable compensation expenses related to SMB’s increased gross profit, and a decrease in certain other general and administrative expenses.

Our MME segment operating profit increased by $1.5 million, or 25%, to $7.4 million in the third quarter of 2011 compared to $5.9 million in the third quarter of 2010. The increase was primarily due to the increased MME gross profit discussed above.

Our Public Sector segment operating profit increased by $1.0 million, or 142%, to $1.6 million in third quarter of 2011 compared to $0.6 million in third quarter of 2010. The increase in Public Sector operating profit was primarily due to the increase in Public Sector gross profit discussed above, partially offset by a $0.5 million increase in personnel costs primarily relating to our investment in our SLED and healthcare businesses.

Our MacMall segment operating profit decreased by $0.2 million to $1.0 million in the third quarter of 2011 compared to $1.2 million in the third quarter of 2010. This decrease in MacMall operating profit was primarily due to a $0.2 million increase in advertising expenditures, a $0.1 million increase in personnel costs and a $0.1 million increase in credit card related fees, partially offset by the increase in MacMall gross profit discussed above.

Our OnSale operating loss was $0.7 million in the third quarter of 2011 compared to an operating profit of $9,000 in the third quarter of 2010. This increase in OnSale operating loss was primarily due to significant investments related to the expansion of our OnSale business model discussed above, partially offset by the increase in OnSale gross profit discussed above. In the third quarter of 2011, OnSale personnel costs increased by $0.8 million, advertising expenditures supporting our traditional OnSale business increased by $0.4 million, credit card related fees increased by $0.2 million and variable fulfillment costs increased by $0.2 million. We expect to continue to invest in and refine the OnSale model seeking ways to leverage our infrastructure and experience. We expect OnSale to continue to incur losses in the near term.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain support services and other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses increased by $3.5 million, or 31%, to $14.8 million in the third quarter of 2011 from $11.3 million in the third quarter of 2010 and increased by $1.3 million sequentially from the second quarter of 2011. The increase in the third quarter of 2011 was primarily related to an increase in personnel costs of $1.6 million resulting primarily from additions of technical resources, as well as IT and distribution personnel, a $0.6 million increase in litigation costs defending what we believe is a meritless lawsuit, a $0.3 million increase in telecommunications costs and a $0.2 million increase in depreciation expenses.

Net Interest Expense. Total net interest expense for the third quarter of 2011 increased to $0.8 million compared with $0.5 million in the third quarter of 2010. The increase in interest expense of $0.3 million resulted primarily from an increase in our average effective borrowing rate, an increase in our average total outstanding borrowings in third quarter of 2011 compared to the third quarter of 2010 and an increase in amortization of deferred financing costs.

Income Tax Expense. We recorded an income tax expense of $1.3 million in the third quarter of 2011 compared to an income tax expense of $1.4 million in the third quarter of 2010. Our effective tax rates for the quarters ended September 30, 2011 and 2010 were approximately 42% and 39%.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	$	%
SMB	$389,848	$325,736	$64,112	19.7%
MME	375,580	355,731	19,849	5.6
Public Sector	132,544	138,650	(6,106)	(4.4)
MacMall	136,862	119,025	17,837	15.0
OnSale	31,925	3,804	28,121	NMF (1)
Corporate and Other	(1,364)	(10)	(1,354)	NMF (1)
Consolidated net sales	$1,065,395	$942,936	$122,459	13.0%

(1)  Not meaningful.

Our consolidated net sales for the nine months ended September 30, 2011 were $1,065.4 million, a $122.5 million, or 13%, increase from consolidated net sales of $942.9 million in the nine months ended September 30, 2010.

Our SMB segment net sales increased by $64.1 million, or 20%, to $389.8 million in the nine months ended September 30, 2011 from $325.7 million in the nine months ended September 30, 2010. The increase in SMB segment net sales was primarily due to an increase in sales to promotional companies, continuing growth in our new Chicago office and incremental productivity by our tenured account executives.

Our MME segment net sales increased by $19.9 million, or 6%, to $375.6 million in the nine months ended September 30, 2011 from $355.7 million in the nine months ended September 30, 2010. This increase was primarily due to a 14% increase in net sales of services in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, driven primarily by significant increases in our change management and e-learning consulting services, fueled by strategic relationships with industry leading healthcare and ERP providers, as well as increases in managed services. Net sales of services represented 19% of MME net sales in the nine months ended September 30, 2011 compared to 18% of MME net sales in the nine months ended September 30, 2010.

Our Public Sector segment net sales decreased by $6.2 million, or 4%, to $132.5 million in the nine months ended September 30, 2011 compared to $138.7 million in the nine months ended September 30, 2010.  This decrease in Public Sector net sales was due to a 21% decrease in our federal government business resulting primarily from a weak demand environment in the federal government business, partially offset by a 24% increase in our SLED sales resulting from increased account executive headcount focused on SLED business and new SLED contracts.

Our MacMall segment net sales increased by $17.8 million, or 15%, to $136.8 million in the nine months ended September 30, 2011 compared to $119.0 million in the nine months ended September 30, 2010. This increase was primarily due to significant sales of iPads during the nine months ended September 30, 2011, and also reflects our ongoing efforts to focus on higher profit customer segments such as small businesses, creative professionals and high-end consumers.

Our OnSale segment net sales increased by $28.1 million in the nine months ended September 30, 2011 to $31.9 million compared to $3.8 million in the nine months ended of September 30, 2010. This increase was primarily due to a $16.9 million increase in sales through our OnSale brand and $11.2 million of net sales through our eCost brand, which was acquired in February 2011.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2011		2010
	Gross Profit	Gross Profit		Gross Profit	Change
	(Loss)	Margin	Gross Profit	Margin	$	Margin
SMB	$50,236	12.9%	$42,626	13.1%	$7,610	(0.2)%
MME	59,114	15.7	55,040	15.5	4,074	0.2
Public Sector	12,360	9.3	10,394	7.5	1,966	1.8
MacMall	14,890	10.9	13,422	11.3	1,468	(0.4)
OnSale	3,810	11.9	292	7.7	3,518	4.2
Corporate and Other	(354)	NMF (1)	50	NMF (1)	(404)	NMF (1)
Consolidated gross profit and gross profit margin	$140,056	13.1%	$121,824	12.9%	$18,232	0.2%

(1) Not meaningful

Consolidated gross profit for the nine months ended September 30, 2011 was $140.1 million compared to $121.8 million in the nine months ended September 30, 2010, an $18.3 million or 15% increase. Consolidated gross profit margin was 13.1% in the nine months ended September 30, 2011 and 12.9% in the nine months ended September 30, 2010.

Gross profit for our SMB segment increased by $7.6 million, or 18%, to $50.2 million for the nine months ended September 30, 2011 compared to $42.6 million in the nine months ended September 30, 2010 resulting primarily from increased SMB net sales discussed above. SMB gross profit margin decreased by 20 basis points to 12.9% in the nine months ended September 30, 2011 compared to 13.1% in the nine months ended September 30, 2010 primarily due to an 11 basis point decrease in vendor consideration as a percentage of SMB net sales.

Gross profit for our MME segment increased by $4.1 million, or 7%, to $59.1 million in the nine months ended September 30, 2011 compared to $55.0 million in the nine months ended September 30, 2010, and gross profit margin increased by 20 basis points to 15.7% in the nine months ended September 30, 2011 compared to 15.5% in the nine months ended September 30, 2010. The increase in MME gross profit was primarily due to the increased MME net sales discussed above. The increase in MME gross profit margin was primarily due to an 11 basis point increase in vendor consideration as a percentage of MME net sales.

Gross profit for our Public Sector segment increased by $2.0 million, or 19%, to $12.4 million in the nine months ended September 30, 2011 compared to $10.4 million in the nine months ended September 30, 2010. Public Sector gross profit margin increased by 180 basis points to 9.3% in the nine months ended September 30, 2011 compared to 7.5% in the nine months ended September 30, 2010. The increase in our Public Sector gross profit was primarily due to a $1.0 million increase in vendor consideration, partially offset by the decrease in Public Sector net sales discussed above. The increase in Public Sector gross profit margin was primarily due to increased sales of solutions, which are generally made at higher margins. Increased sales of solutions also contributed to an 84 basis point increase in vendor consideration as a percentage of Public Sector net sales.

Gross profit for our MacMall segment increased by $1.5 million, or 11%, to $14.9 million in the nine months ended September 30, 2011 compared to $13.4 million in the nine months ended September 30, 2010. MacMall gross profit margin decreased by 40 basis points to 10.9% in the nine months ended September 30, 2011 compared to 11.3% in the nine months ended September 30, 2010. The increase in our MacMall gross profit was primarily due to the increase in MacMall net sales discussed above and a $0.8 million increase in vendor consideration. The decrease in our MacMall gross profit margin was primarily due to increased sales of iPads, which is a lower margin product category, during the nine months ended September 30, 2011 compared to the same period in the prior year, partially offset by an 18 basis point increase in vendor consideration as a percentage of sales.

Gross profit for our OnSale segment increased by $3.5 million to $3.8 million in the nine months ended September 30, 2011 compared to $0.3 million in the nine months ended September 30, 2010. OnSale gross profit margin increased by 420 basis points to 11.9% in the nine months ended September 30, 2011 compared to 7.7% in the nine months ended September 30, 2010. The increase in OnSale gross profit was primarily due to the increased OnSale net sales discussed above. The increase in OnSale gross profit margin was primarily due to an improved product mix as well as higher margins on sales of HP Touchpads made during the third quarter of 2011.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2011			2010
	Operating	Operating Profit		Operating	Operating Profit		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$27,606	7.1%		$21,603	6.6%		$6,003	0.5%
MME	20,209	5.4		16,537	4.6		3,672	0.8
Public Sector	1,261	1.0		203	0.1		1,058	0.9
MacMall	3,730	2.7		3,125	2.6		605	0.1
OnSale	(2,901)	(9.1)		(112)	(2.9)		(2,789)	(6.2)
Corporate and Other	(41,558)	(3.9	)(1)	(33,693)	(3.6	)(1)	(7,865)	(0.3	)(1)
Consolidated operating profit and operating profit margin	$8,347	0.8%		$7,663	0.8%		$684	0.0%

(1)          Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the nine months ended September 30, 2011 was $8.3 million compared to $7.7 million in the nine months ended September 30, 2010, a $0.7 million, or 9%, increase. Consolidated operating profit margin remained flat at 0.8% for the nine months ended September 30, 2011 and for the nine months ended September 30, 2010.

Our SMB segment operating profit increased by $6.0 million, or 28%, to $27.6 million in the nine months ended September 30, 2011 compared to $21.6 million in the nine months ended September 30, 2010. The increase was primarily due to the increased SMB gross profit discussed above, partially offset by a $1.5 million increase in SMB personnel costs primarily due to increased variable commission expenses related to SMB’s increased gross profit and continued investment in our Chicago office and our addition of account executives in that facility.

Our MME segment operating profit increased by $3.7 million, or 22%, to $20.2 million in the nine months ended September 30, 2011 compared to $16.5 million in the nine months ended September 30, 2010. The increase was primarily due to the increased MME gross profit discussed above, $0.8 million of other income relating to a decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition and a $0.4 million decrease in personnel costs, partially offset by a $1.0 million increase in variable fulfillment costs and a $0.5 million increase in depreciation and amortization expenses primarily relating to the acquisition of NSPI.

Public Sector segment operating profit increase by $1.1 million, or 521%, to $1.3 million in the nine months ended September 30, 2011 compared to $0.2 million in the nine months ended September 30, 2010. The increase in Public Sector operating profit was primarily due to the increased Public Sector gross profit discussed above, partially offset by a $0.4 million net increase in Public Sector personnel costs primarily relating to our investment in our SLED and healthcare businesses and a $0.2 million increase in bad debt expense primarily related to an external fraudulent transaction in the second quarter of 2011.

MacMall segment operating profit increased by $0.6 million, or 19%, to $3.7 million in the nine months ended September 30, 2011 compared to $3.1 million in the nine months ended September 30, 2010. The increase in MacMall segment operating profit was primarily due to the increased MacMall gross profit discussed above, partially offset by a $0.4 million increase in credit card related costs, a $0.3 million increase in personnel costs and a $0.3 million increase in advertising costs.

Our OnSale segment reported an operating loss of $2.9 million in the nine months ended September 30, 2011 compared to an operating loss of $0.1 million in the nine months ended September 30, 2010. This increase in OnSale operating loss was primarily due to significant investments related to the expansion of our OnSale business model discussed above, partially offset by the increase in OnSale gross profit discussed above. During the nine months ended September 30, 2011, OnSale personnel costs increased by $1.6 million, advertising expenditures supporting our traditional OnSale business increased by $1.6 million, variable fulfillment costs increased by $0.4 million and credit card related fees increased by $0.2 million.

Corporate and Other SG&A expenses increased by $7.9 million, or 23%, to $41.6 million in the nine months ended September 30, 2011 from $33.7 million in the nine months ended September 30, 2010. This increase was primarily related to an increase in personnel costs of $3.6 million resulting primarily from additions of technical resources, as well as IT and distribution personnel, a $1.1 million increase in litigation costs defending what we believe is a meritless lawsuit, a $0.5 million increase in telecommunications costs, a $0.5 million increase in depreciation expense primarily related to the completed portions of our ERP and infrastructure upgrades and a $0.4 million increase in travel related expenses.

Net Interest Expense. Total net interest expense for the nine months ended September 30, 2011 increased to $2.4 million compared with $1.5 million in the nine months ended September 30, 2010. The increase in interest expense of $0.9 million resulted primarily from an increase in our average effective borrowing rate, an increase in our average total outstanding borrowings, as well as an increase in amortization of deferred financing costs.

Income Tax Expense. We recorded an income tax expense of $2.4 million in the nine months ended September 30, 2011 compared to an income tax expense of $2.5 million in the nine months ended September 30, 2010. Our effective tax rates for the nine months ended September 30, 2011 and 2010 were approximately 41% and 40%.

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

There has been substantial ongoing weakness in the global economic environment, coupled with disruptions in the capital and credit markets. While we have entered into an amended revolving credit facility within the past year, we believe continued problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions, in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $6.2 million at September 30, 2011 and $10.7 million at December 31, 2010. Our working capital was $46.3 million as of September 30, 2011 and $52.6 million as of December 31, 2010.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE), replacing the prior government subsidy program which ended at the end of 2007. In addition to other eligibility requirements under the new program, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. Under the prior program through the end of 2007, we claimed annual labor credits of up to 35% of eligible compensation paid to our qualifying employees. As of September 30, 2011, we had an accrued receivable of $9.1 million related to the 2009 and 2010 calendar years and the first nine months of 2011. On October 6, 2011, we received a payment totaling $3.4 million relating to the 2009 claim. We expect to receive full payment under our remaining labor credit claims.

Cash Flows from Operating Activities. Net cash provided by operating activities was $0.5 million in the nine months ended September 30, 2011 compared to $14.2 million in the nine months ended September 30, 2010. The $13.8 million decrease in net cash provided by operating activities in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to a $14.4 million decrease in our working capital, which was related to a $6.9 million decrease in cash provided by inventory, a $5.3 million increase in cash used for accounts payable and a $3.1 million decrease in cash provided by accounts receivable. The $6.9 million decrease in cash provided by inventory was primarily related to a sell through in the nine months ended September 30, 2010 of a large amount of seasonal inventory purchased in late 2009 as well as sell through of our Public Sector segment backlog in the nine months ended September 30, 2010. The $5.3 million increase in cash used for accounts payable was primarily due to the mix and timing of trade payables, including our utilization of early pay discounts. The $3.1 million decrease in cash provided by accounts receivable was primarily related to an increase in our Public Sector segment’s receivable in its federal business.

Cash Flows from Investing Activities. Net cash used in investing activities was $24.1 million in the nine months ended September 30, 2011 compared to $14.7 million in the nine months ended September 30, 2010, related primarily to capital expenditures in each period. Capital expenditures of $12.3 million in the nine months ended September 30, 2011 were primarily related to investments in our IT infrastructure, improvements and equipment for our new headquarters office building in El Segundo and the creation of enhanced electronic tools for our account executives and sales support staff. In addition, net cash used in investing activities for the nine months ended September 30, 2011 included a $9.6 million purchase of a new headquarters office building in El Segundo, California, as discussed above and a $2.3 million acquisition of certain assets of eCost. The $14.7 million of net cash used in investing activities in the nine months ended September 30, 2010 was related to the $8.8 million (net of cash acquired) used for the acquisition of NSPI in June 2010 and $5.9 million of capital expenditures. The $5.9 million of capital expenditures were primarily related to investments in our IT infrastructure, leasehold improvements relating to our relocated retail store in Torrance, California and the creation of enhanced electronic tools for our account executives and sales support staff.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2011 was $19.1 million compared to $39,000 in the nine months ended September 30, 2010. The $19.1 million of net cash provided by financing activities in the nine months ended September 30, 2011 was primarily related to $12.0 million of net borrowings on our line of credit, $7.2 million of borrowings under a new note payable to finance a part of the purchase price of the building in El Segundo and a $3.3 million change in book overdraft, partially offset by $2.3 million of repurchases of our common stock under a repurchase program and a $1.1 million payment of NSPI’s earnout liability. The $39,000 of net cash provided by financing activities in the nine months ended September 30, 2010 was primarily due to the $5.2 million of net borrowings on our line of credit, which included a $9.8 million borrowing related to our acquisition of NSPI, partially offset by a $3.0 million change in book overdraft, $0.9 million of repurchases of our common stock and $0.8 million of net repayments under our notes payable.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 0.75 to 1.0 for periods ending on or prior to September 30, 2011, increasing to 1.0 to 1.0 for twelve-month periods ending on or after December 31, 2011. At September 30, 2011, we were in compliance with the financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At September 30, 2011, we had $62.7 million of net working capital advances outstanding under the line of credit. At September 30, 2011, the maximum credit line was $160 million and we had $60.8 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At September 30, 2011, we had $2.56 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $102,500 in the remainder of 2011 and $410,000 annually in each of the years 2012 through 2017.

At September 30, 2011, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.28%.

At September 30, 2011, $0.3 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, was included in our “Notes payable — current” on our Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of real property we purchased in March 2011 in El Segundo, California. The credit agreement provides a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option. At September 30, 2011, we had $7.2 million outstanding under this credit agreement. The loan is secured by the real property, and contains financial covenants substantially similar to those of our existing asset-based credit facility.

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

Other Planned Capital Projects

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $9.5 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At September 30, 2011, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2011. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2011, we had $62.7 million outstanding under our line of credit and $9.8 million outstanding under our notes payable. As of September 30, 2011, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and notes payable would be to increase our annual interest expense by approximately $0.7 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of September 30, 2011, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Any disruptions, delays or deficiencies in the design, operation or implementation of our IT systems, or in the performance of our systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing. We do not currently have a redundant or back-up telephone system, nor do we have complete redundancy for our management information systems. Any interruption, corruption, deficiency or delay in our management information systems, including those caused by natural disasters, could have a material adverse effect on our business, financial condition and results of operations.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, HP, IBM, Lenovo, Microsoft and Sony. For example, products manufactured by Apple represented approximately 16% of our net sales in each of the three months ended September 30, 2011 and 2010, and 20% and 16% of our net sales in the nine months ended September 30, 2011 and 2010. Products manufactured by HP represented 22% and 21% of our net sales in the three months ended September 30, 2011 and 2010, and 21% and 22% of our net sales in the nine months ended September 30, 2011 and 2010. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

The repurchased shares are held as treasury stock. A summary of the repurchase activity for the three months ended September 30, 2011 is as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	—	—	—	$3,838
August 1, 2011 to August 30, 2011	295,767	$5.90	295,767	2,083
September 1, 2011 to September 30, 2011	80,672	6.23	80,672	1,579
Total	376,439	5.97	376,439

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*            Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Brandon H. LaVerne
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

*            Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.