Form 10-K
period 2011-12-31
PC MALL INC
filed 2012-03-15
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-25790

PC MALL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4518700
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1940 East Mariposa Avenue, El Segundo, CA 90245

(Address of principal executive offices, including zip code)

(310) 354-5600

(Registrant’s telephone number, including area code)

2555 West 190th Street, Suite 201, Torrance, CA 90504

(Former address of principal executive offices, including zip code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $80.1 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2012, the registrant had 11,996,129 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

•              our ability to execute and benefit from our business strategies; including but not limited to, business strategies related to and strategic investments in our IT systems, our brand strategy, our efforts to expand our sales of value-added services and solutions offerings, our “daily deals” business model, our new corporate headquarters, our Chicago office, our healthcare vertical market efforts and, our Small Business Network;

•              our expectations regarding the potential sale, exchange and/or acquisition of certain real property assets;

•               our expectations regarding key executives and management and our ability to retain such individuals

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

•              our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility and other long-term debt;

•              the impact on accounts receivable from our efforts to focus on sales in our MME, SMB, and Public Sector segments;

•              our ability to penetrate the public sector market;

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

•              our beliefs regarding the applicability of tax statutes, regulations and governmental tax regulatory positions;

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

ITEM 1. BUSINESS

General

PC Mall, Inc. is a leading value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We go to market through our dedicated sales force of over 700 account executives. We also offer our products, services and solutions through our field service teams, various direct marketing techniques and a limited number of retail stores. Since our founding in 1987, we have served our customers in part by offering them multi-branded hardware solutions from leading brands including HP, Apple, Cisco, Microsoft and Lenovo. Through us, these and other manufacturers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. We add additional value to our manufacturer partners by being able to sell, deliver and incorporate their products and services into comprehensive solutions with a high degree of customization. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support, and centralized product fulfillment.

In 2011, we had five operating segments, SMB, MME, Public Sector, MacMall and OnSale. In the first quarter of 2012, we expect to realign our operating segments by consolidating the OnSale and MacMall segments. We will continue to include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. In 2011, we generated approximately 37% of our revenue in our MME segment, 35% of our revenue in our SMB segment, 13% of our revenue in our MacMall segment, 12% of our revenue in our Public Sector segment and 3% of our revenue in our OnSale segment.

Our SMB segment consists of sales made primarily to small and medium sized businesses, generally with less than 1,000 employees. The SMB segment utilizes an outbound phone based sales force and, where applicable, a field-based sales force, together with an online extranet customized for individual customers that enables them to manage their IT procurement process. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com.

Our MME segment consists of sales made primarily to mid-market and enterprise-sized businesses, generally with more than 1,000 employees, under the SARCOM, NSPI and Abreon brands. The MME segment sells complex products, services and solutions, utilizing a field relationship-based selling model, an outbound phone based sales force, a field service organization and an online extranet.

Our Public Sector segment consists of sales made primarily to federal, state and local governments, as well as educational institutions. The Public Sector segment utilizes an outbound phone and field relationship-based selling model, as well as contract and bid business development teams and an online extranet.

Our MacMall segment historically included sales made under our MacMall brand name via telephone and the Internet to consumers, small businesses and creative professionals.

Our OnSale segment historically included sales made under our OnSale and eCost brand names via the Internet and inbound phone-based sales forces. The OnSale segment has utilized traditional internet marketing as well as our recently developed “daily deals” business model. Beginning in the first quarter of 2011, in response to what we believe to be a rapidly changing way in which consumers shop and go to market, our OnSale segment expanded its business to enter the market for local daily deals through social commerce. As this market and its related customer buying behaviors have continued to evolve, the “daily deals” business model is rapidly expanding to include sales of IT products. In response to these developments, we have determined that our strategic objectives can be best achieved by incorporating the best practices, technologies and methodologies we have developed in our stand alone “daily deals” business into our traditional eCommerce platform and no longer operating a stand alone “daily deals” business.

Over the past several years, our company has grown into a multi-billion dollar enterprise in part through our acquisition (details can be found below) and internal cultivation of many different brands. We have historically differentiated those brands primarily based on the identity of the customers. After careful examination of the markets we serve and the trends taking shape in the marketplace, we have determined that going forward, our commercial customers can benefit from a more unified and streamlined brand strategy. In 2012, we expect to begin the process of unifying our commercial brands. We believe this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders, providing a brand that better represents the value-added solutions provider we are today.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE). In addition to other eligibility requirements, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. As of December 31, 2011, we had an accrued receivable of $7.0 million related to the 2010 and 2011 calendar years. We expect to file our 2011 claim in 2012 and we expect to receive full payment under our remaining accrued labor credits receivable.

Recent Developments

On February 10, 2012, we announced that we signed a definitive agreement to sell the property we own in Southern California, where one of our retail stores is currently located, for $17.5 million. While there are no guarantees that this transaction will close, we expect to realize a book gain of $15.9 million at the time of closing, which we currently expect to close during the second quarter of 2012. In connection with this sale, we intend to explore potential purchases or exchanges of real estate through Section 1031 of the Internal Revenue Code of 1986, as amended. We expect to effectuate such exchanges through one or more purchases of real property to be used in connection with our business and operations. We expect that any exchanges or purchases we make would benefit us through direct ownership of facilities that are strategic to our operations, reductions in our lease obligations, or other ancillary benefits.

On March 11, 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes approximately 84,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which became our new corporate headquarters effective November 14, 2011. We purchased and have improved this building, located strategically adjacent to the Los Angeles International Airport (LAX), because we want it to be a compelling destination for customers who want to experience new and cutting edge IT solutions in person. The new headquarters was designed to drive higher productivity and efficiency for our employees and to provide a state-of-the-art demo center for our customers and vendor partners, as well as increase capacity to support our growth well into the future. In conjunction with the move, we relocated and substantially upgraded our primary data center from Torrance, CA to our own hosting facility in Atlanta, GA, which incorporates state of the art monitoring and disaster recovery capabilities. As a result of this relocation certain of our subsidiaries now have geographically redundant web and information systems.  We are in the process of developing a formal disaster recovery plan for our critical systems.

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

In June 2010, we completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom were billable IT resources. NSPI’s managed services include hosted and remote managed monitoring of data centers, networks and IT environments, software as a service (SaaS), infrastructure as a service (IaaS), and other project-based offerings.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively superseded an earlier repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under this new program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the year ended December 31, 2011, we repurchased a total of 432,012 shares of our common stock under this program for a total cost of $2.6 million. From the inception of the program in October 2008 through December 31, 2011, we had repurchased an aggregate total of 1,956,506 shares of our common stock for a total cost of $8.7 million. The repurchased shares are held as treasury stock.

Strategy

Our strategy is to be a value added single source provider of information technology products, services and solutions for our customers. Historically, we implemented our strategy as a rapid response, high volume, cost-efficient direct marketer of multi-branded, competitively-priced information technology products and services, while providing a high level of support to our customers. More recently, as we have added more service capabilities to our offerings to customers, we have become more focused on the return on investment (ROI) that our customers can generate by partnering with us. We believe our model is a compelling combination of technology hardware, services and solutions, highly efficient fulfillment engines and centralized back-office functions that enables us to provide significant value to our customers. The key elements of our strategy to profitably grow our revenues are discussed below.

Expand Our Client Base and Further Penetrate Our Existing Client Base

During 2011, as commercial, governmental and consumer IT spending continued at a more normalized rate, we continued to invest in people, processes and systems to enable us to attract new clients and also gain share within our current client base and in incremental markets. For example:

•                  The Small Business Network at www.pcmallsbn.com, is an innovative, social media platform designed to drive demand in businesses with fewer than 100 employees. This is the largest segment of businesses in the U.S. market, but has historically been difficult and expensive to reach. By utilizing viral marketing and social media, we believe that the Small Business Network gives us a unique platform to drive demand from these small businesses. In 2011, we grew the number of active members of the Small Business Network to over 51,000 small businesses. While revenues were modest through this site in 2011, our long-term goal is to create a compelling value for those businesses to shift their IT purchases to this network.

•                  We continued to invest in our new Chicago SMB call center. We believe that the excellent pool of qualified account executives available in the Chicago area has allowed us to assemble and maintain a strong local sales team to grow our business with SMB customers. Based on our plan, at the end of 2011, we had 64 outbound account executives at the Chicago SMB location and consistent with our experience in our other outbound call centers, we expect that these account executives will become more productive over time. We also added additional resources to all SMB call centers in 2011 specifically to support the growth of high-end solution sales to SMB clients, and to enable a stronger white space acquisition strategy for solutions.

•                  Health Dynamix is a vertically integrated team that, while based within our Public Sector segment, supports our SMB, MME and Public Sector segments, each of which serves customers within the healthcare market. The healthcare market is specialized and is changing rapidly and is also one of the fastest growing markets for IT products.  In addition, we partnered with HP and MedPlus (a subsidiary of Quest Diagnostics) in an effort to drive sales of Electronic Health Record (EHR) solutions. In support of this effort, during 2011, we invested in significant training for the healthcare oriented sales reps in our commercial teams and continued to publish color catalogs, website content and end user events in the healthcare space.  In 2011, we launched a healthcare vertical effort for MacMall, including web marketing, email marketing and end user promotions.  On average we saw accelerated growth in the healthcare vertical throughout 2011, and we expect that to continue in 2012 and beyond. We believe our investment in Health Dynamix is enabling us to continue to grow in this important market.

•                  With the large opportunity in the consumer market space in the United States, in late 2010 we expanded the reach of our consumer brands, OnSale and MacMall, by establishing their presence on leading consumer marketplace websites. We believe that the addition of these marketplace sites to our consumer portfolio will provide access to incremental customers and sales in the consumer space, and positions us for long term growth in that segment.

Our account executives are trained in solution selling, account management and offering high levels of service through a high touch model. Account executives in our SMB, MME and Public Sector segments handle a variety of customer needs, including ongoing customer service, technology assessment and support requirements, operations and procurement processes and other value-added services. We continue to place significant emphasis on increasing the productivity and tenure of our existing sales force through enhanced training and tools, as well as by optimizing our technical pre-sales resources and other support functions. Through these investments we intend to better equip our account executives to evaluate, understand and ultimately deliver solutions that address their customers’ IT needs.

Focus on the Growth of Our Value Added Services and Solutions Offerings

Historically, our growth has been driven by growth in hardware and software sales. Increasingly, our commercial customers are consuming IT differently. As a result, they are utilizing more elaborate services and solutions, and we intend to tailor our services and solutions offerings to leverage these market dynamics. We saw solid growth in 2011 for our service offerings across all of our commercial segments. We believe we have a significant opportunity for growth in service sales, and we continued to invest in additional capabilities in our service portfolio in 2011. Our sales of services were in excess of $100 million in 2011, and represented approximately 7% of our overall revenues. Additionally, early in 2012, we enhanced our tools and billing systems with the implementation of new help desk software. We currently have approximately 2,000 people dedicated to our services and solutions business, together with our engineering, sales and solution architects, carry thousands of technical certifications. These professionals add value to our clients through their expertise, knowledge and ability to craft customized solutions, and we expect to continue to add to our service and solutions capabilities going forward. With our experienced engineers, technicians and project managers, combined with a national network of third party service providers, we can provide pre-sales assessments and post-sales services efficiently to our customers in the SMB, mid-market/enterprise and public sector markets.

We work with our customers to identify areas where they can gain efficiencies by outsourcing what would have been traditional IT functions to us, including help desk support, deployment, project management, hosting, and related IT functions. In 2011, we significantly enhanced our value proposition in the areas where we believe companies are increasingly investing. Specifically, we are focused on solutions around the data center (which includes storage and security solutions), cloud computing, collaboration, virtualization, secure mobility, borderless networks and enterprise software solutions. Our services are available to our commercial and public sector customers and span the entire IT life cycle. These services include:

•                  Assessment & Planning Services

•                  Data Center Hosting Services

•                  Software Hosting Services

•                  Remote Systems Monitoring & Management

•                  IMAC & Deployment Services

•                  End-User Desktop Services

•                  Managed Print Services

•                  Recycling & Disposal Services

•                  Change Management Consulting Services

•                  Training

•                  Project Management

•                  Design and consulting

Further Strengthen Our Partnerships With Key OEMs and Publishers

We believe it is important to maintain relationships with key OEMs and publishers such as Apple, Cisco, HP, Lenovo and Microsoft, and other key partners on a company-wide basis. We believe our relationships with key partners give us increased visibility and legitimacy in the minds of our customers. Our long-standing relationships with important vendor partners provide us key insights related to new and existing products, product roadmaps and industry dynamics and help to ensure that our sales organization is knowledgeable and well positioned to understand and market new and emerging technologies to our customers.

In 2011, we believe we maintained or increased our position with each of our key vendor partners. We continued to invest in sales and technical competencies to drive solutions-centric sales to commercial customers. We added a number of specializations with certain of our top partners such as Apple, Cisco, HP, and Microsoft to align us with their strategic growth focus. We continued to enhance our training programs, our compensation plans and our marketing activities to support our growth plans with these key partners. We expect to continue to invest in these important capabilities as we strive to add additional value to our manufacturer partners by being able to sell, deliver and incorporate their products and services into comprehensive solutions with a high degree of customization.

Increase Operational Efficiencies

We utilize a centralized infrastructure for our back-office capabilities. In order to free our sales and marketing organizations to focus on their customers and on their growth, we maintain centralized IT, finance, human resources, and other functions. Some of these functions are located in the Philippines, which provides us a cost advantage. We believe that by leveraging a centralized model to perform back-office functions we may achieve a more efficient overall cost structure and ability to introduce new tools to our sales organizations.

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

Selectively Pursue Strategic Acquisitions

One element of our business strategy involves expansion through the acquisition of businesses, assets, personnel or technologies that allow us to complement our existing operations expand our market coverage or add new business capabilities. Our market, broadly defined as the technology reseller channel, has undergone significant consolidation over the past 15-20 years. While we believe that the fragmented nature of the technology reseller industry and industry consolidation trends may continue to present acquisition opportunities for us, these trends may make acquisitions more competitive.

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

Sales and Marketing

Sales Activities. We believe that much of our success has come from the quality screening and training of our account executives. Account executives handle a variety of customer needs, including ongoing customer service, technology assessment and support requirements, operations and procurement processes and other value-added services in our SMB, MME and Public Sector segments. Account executives are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders, but more importantly, they are responsible for proactively reaching out to their existing and prospective clients and assessing if there are technology opportunities where they can provide value.  They must profile accounts, identify and build relationship with all decision makers and influencers within their account base, and are responsible for growing the number of product and service categories where we partner with their customers; account executives have the authority to vary prices within specified parameters in order to be competitive. To ensure that the account executives are not bogged down in administrative tasks, they undergo an initial sales training program focusing on use of our systems, product offerings and networking solutions, sales techniques, and customer service.  There is also a support team backing up the account executives so that mundane, low value tasks are handled by less expensive administrative resources, leaving account executives to spend their time selling and prospecting. Our phone and computer systems are used for order entry, customer tracking and inventory management. We use a proprietary customer relationship management system for our outbound account executives to assist them with prospecting and account management functions. We also use a customer acquisition, retention and development program to support the ability of our outbound account executives to sell across more product categories.

To ensure that they are able to effectively sell all products and solutions, account executives also attend regular training sessions to stay up-to-date on new products. Account executives are also supported by “product champions” that are housed in our centralized back office organization, but are accessible through a work flow tool, and are sitting on the sales floor with the account executives, to assist them with product questions and solutions support or other product specific issues. We also require the account executives to acquire sales technical certifications or key technologies, such as VMware or Microsoft, to ensure that they are credible and competent to their customers when proposing these solutions.

We frequently enhance our tools to support our sales activities. During 2011, we worked diligently to develop and prepare for the implementation of our new CRM and order entry platform that would preserve the capability we have today, but also better leverage the technology enhancements available for a cleaner user interface. In addition, in 2011, we were able to provide our account executives better campaign management through the implementation of Lattice Engines and better configuration support for HP and Cisco solutions through the implementation of Exalt. Generally, these tools enable our account executives and sales managers to utilize a number of metrics and analytics from which incremental opportunities can be identified within specific customer accounts or an account executive’s entire book of business. This capability provides a solid foundation from which our account executives can expand their customer account penetration and drive incremental revenue and profitability.

We address the needs of our MacMall customers through inbound account executives, who are trained to support the product needs and the order management requirements of the customer. The account executives are managed to efficiently handle inquiries, while managing their ability to process orders rapidly and address customer service issues. The inbound sales force has access to phone-based technical and customer service resources to ensure a 24/7 ability to handle customer needs. MacMall also has an outbound sales force which calls on Apple’s Mac product oriented businesses with less than 50 employees and generally less than 20 employees. We believe that this is a large and growing segment, and that MacMall’s unique capabilities in Apple’s Mac product environment make for a strong value proposition in acquiring and servicing these small businesses particularly as Apple’s market share grows.

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

Vendor Supported Marketing. We provide vendor supported custom marketing campaigns for vendor partners that may include outbound call campaigns, webinars  for end users, lead campaigns, seminars for end users, promotional offers, sell advertising space in our catalogs and on our websites and offer trade-in and trade-up programs. We also work collaboratively with our vendor partners and use vendor funding to help offset portions of the costs of marketing promotions, direct mail offers, customer trainings and events and e-marketing or sales incentives which are each based on market opportunity and the vendors’ needs. We also develop marketing campaigns designed to maximize product sales and we receive funds from our vendors in the form of volume incentive rebates and other programs.

Proprietary Websites. We operate several websites, including pcmall.com, macmall.com, pcmallgov.com, sarcom.com, abreon.com, nspi.com, onsale.com, ecost.com, healthdynamix.com and pcmallsbn.com. Our websites offer features such as on-line ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate commercial, customized extranets to provide custom catalogs and online purchasing channels for commercial and public sector customers and their employees. These extranet sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing the associated account executive’s time for other tasks.

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

Online Marketing. eCommerce marketing programs and capabilities, such as affiliate marketing, search engine optimization, email and search engine marketing, are essential components of our customer acquisition and retention strategy. In 2011, we continued to invest in web merchandising resources and skills and enhanced our eCommerce technology to increase the efficiency of these online marketing vehicles and to fine tune the use of these vehicles based on projected profitability. A significant focused investment in 2011 was the development of a new extranet for PC Mall, which is set to launch to customers in early 2012. This extranet allows our business customers to have their own custom site with customer-specific pricing, ordering and security to cut their procurement costs and simplify the ordering process.

Products and Merchandising

We offer technology products, services and solutions, as well as consumer electronics equipment and other consumer products. We screen and select new products and manufacturers based on the market opportunity and technology adoption trends within our targeted customer markets. We also consider product attributes like features, quality, sales trends, price, margins, market development funds and warranties. We offer our customers other value-added services, such as custom configured systems, software licensing asset management, image management, and product asset tagging and asset disposal services.

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

	Years Ended December 31,
	2011	2010	2009

Notebooks	21.8%	19.6%	15.8%
Software	16.6	16.6	16.9
Desktop	10.1	10.0	9.4
Networking	6.9	7.6	7.7
Professional services	7.3	6.0	6.8
Storage	4.5	5.8	8.0
Displays	4.8	4.4	4.0
iPods/MP3	3.7	3.9	4.1
Manufacturer service and warranty	3.4	3.7	4.2
Servers	3.6	3.6	3.3
Printers	2.3	2.7	3.2
Accessories	3.0	2.6	2.7
Supplies	1.8	2.4	3.2
Power	2.3	2.2	2.1
Input devices	2.2	1.9	2.2
Memory	1.6	1.8	1.6
Consumer electronics	1.2	1.2	1.5
Other (1)	2.9	4.0	3.3
Total	100.0%	100.0%	100.0%

(1)  Other consists primarily of other electronic products, income from miscellaneous items, and other consumer products.

Service Offerings for Commercial and Public Sector Markets

Our sales of services were in excess of $100 million in 2011 and represented approximately 7% of our overall revenues. Additionally, early in 2012, we enhanced our tools and billing systems with the implementation of new help desk software. We currently have approximately 2,000 people dedicated to our services and solutions business and together with our engineering, sales and solution architects, carry thousands of technical certifications. These professionals add value to our clients through their expertise, knowledge and ability to craft customized solutions, and we expect to continue to add to our service and solutions capabilities going forward. With our experienced engineers, technicians and project managers, combined with a national network of third party service providers, we can provide pre-sales assessments and post-sales services efficiently to our customers in the SMB, mid-market/enterprise and public sector markets.

We work with our customers to identify areas where they can gain efficiencies by outsourcing what would have been traditional IT functions to us, including help desk support, deployment, project management, hosting, and related IT functions. In 2011, we significantly enhanced our value proposition in the areas where companies are increasingly investing. Specifically, we are focused on solutions around the data center (which includes storage and security solutions), cloud computing, collaboration, virtualization, secure mobility, borderless networks, enterprise software solutions. Our services are available to our commercial and public sector customers and span the entire IT life cycle.

With our acquisition of NSPI in June 2010, we further enhanced our services portfolio with hosted data center and managed IT service capabilities. NSPI services are now offered nationwide through over 30 branch locations.

Our launch of the Health Dynamix brand into the healthcare market in June 2010 broadened our services portfolio to include support of electronic health record (EHR) adoption, assisting physicians in achieving meaningful utilization as defined by the US government. Participating physicians are now able to take advantage of EHR funds allocated by the American Recovery and Reinvestment Act.

To better support our customers and as a reflection of our focus on customer satisfaction, we have grown to over 800 certified engineers, technicians and project managers providing on-site support to our clients. They support a wide variety of technology solutions and services, and are augmented by a nationwide network of service providers that act as our subcontractor to increase our reach into all geographical markets.

Our engineers, sales and solution architects are experts in their field who collectively hold thousands of technical certifications. With regular training to maintain and expand these certifications and authorizations, we continue to serve our most forward-thinking clients, helping them optimize their IT environments and meeting their service and support requirements.

Along with our strong industry relationships with Apple, Cisco, HP, Microsoft, Lenovo and others, we continue to utilize our relationships with third party service contractors when we do not have in-house capabilities to deliver the most appropriate solution for our customers. Our IT services, whether they are delivered by us or through our partners, complement our offerings, and we strive to develop complete solutions that lead to growth and success.

Purchasing and Inventory

Effective purchasing is a key element of our strategy to provide name brand computer products and related software and peripherals at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return policies and vendor promotional allowances. Products manufactured by Apple represented approximately 21%, 21% and 19% of our net sales in 2011, 2010 and 2009. Products manufactured by HP accounted for 20%, 20% and 19% of our net sales in 2011, 2010 and 2009. We are also linked electronically with 17 distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. The benefits of this program include reduced inventory carrying costs, higher order fill rates and improved inventory turns.

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

Distribution

We operate a full-service 212,000 square foot distribution center in Memphis, Tennessee, an 84,640 square foot warehouse facility in Columbus, Ohio and a 20,254 square foot warehouse facility in Irvine, California. The Memphis warehouse is our primary distribution center and is strategically located near the FedEx main hub in Memphis, which allows most orders of in-stock products accepted by 10:00 p.m. Eastern Time to be shipped for delivery by 10:30 a.m. the following day via FedEx priority, if requested by the customer. Upon request, orders may also be shipped at a lower cost using other modes of transportation such as FedEx standard, FedEx overnight, FedEx ground, United Parcel Service ground delivery or the United States Postal Service. The Columbus and Irvine warehouses primarily function as custom configuration and distribution centers for our corporate customers. We believe that our existing distribution facilities are adequate for our current and foreseeable future needs.

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

We also have electronic purchasing and drop shipping systems for products that are not in stock at our distribution centers. Seventeen distributors and manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit orders electronically for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, service level, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received.

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

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com, ecost.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $10.8 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.6 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. We completed the implementation of the Cisco solution across all of our locations in the second quarter of 2011.

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

We have recently relocated our company headquarters and main data center from Torrance, California to El Segundo, California.  As a result of this relocation, we have upgraded our infrastructure and provided geographical redundancy for critical systems that were operating from Torrance.  The geographical redundancy is provided through our newly upgraded data center in El Segundo, California and our own hosting facility in Atlanta, Georgia. The two data centers now provide geographically redundancy for certain critical systems. We will have more streamlined primary/secondary in the future as we migrate from legacy to new ERP.

Retail Stores

We currently operate four retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, whose target customers are consumers and small businesses residing or located in the local areas.  We opened the new retail store in Huntington Beach, California in November 2011 and the new retail store in Chicago, Illinois in March 2012. The retail stores operate under the MacMall brand and they are able to extend the reach of the Apple brand into markets where Apple does not currently have a retail location.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2011, 2010 and 2009 are summarized in Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

Employees

At December 31, 2011, we had 2,985 full-time and 93 part-time employees, consisting of 1,965 in the United States, 378 in Canada and 735 in the Philippines. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

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

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com, ecost.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013.

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

In connection with any system upgrades, we generally create a project plan to provide a reasonable allocation of resources to the project; however, execution of any such plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. Furthermore, any divergence from any such project plan could affect the timing or the extent of benefits we may expect to achieve from the system or any process efficiencies. Any such project delays, business interruptions or loss of expected benefits could have a material adverse effect on our business, financial condition or results of operations.

Any disruptions, delays or deficiencies in the design, operation or implementation of our IT systems, or in the performance of our systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing. We do not currently have a redundant or back-up telephone system, nor do we have complete redundancy for our management information systems. Any interruption, corruption, deficiency or delay in our management information systems, including those caused by natural disasters, could have a material adverse effect on our business, financial condition or results of operations.

Changes and uncertainties in the economic climate could negatively affect the rate of information technology spending by our customers, which would likely have an impact on our business.

An important element of our business strategy is to increasingly focus on SMB, MME and Public Sector sales. As a result of the ongoing economic uncertainties, the direction and relative strength of the U.S. economy remains a considerable risk to our business, operating results and financial condition. This economic uncertainty could also increase the risk of uncollectible accounts receivable from our customers. During the recent economic downturns in the U.S. and elsewhere, SMB, MME and Public Sector entities generally reduced, often substantially, their rate of information technology spending. Additionally, these recent weak economic conditions and consumer confidence resulted in a decline in consumer spending on technology and related consumer goods. Future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business, operating results and financial condition, and could significantly hinder our growth and prevent us from achieving our financial performance goals.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, HP, IBM, Lenovo, Microsoft and Dell. For example, products manufactured by Apple accounted for approximately 21%, 21% and 19% of our total net sales for 2011, 2010 and 2009, and products manufactured by HP accounted for approximately 20%, 20% and 19% of our total net sales for 2011, 2010 and 2009. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

Certain of our vendors provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our vendors, including Adobe, Apple, Cisco, Dell, HP, IBM, Ingram Micro, Lenovo, Microsoft and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with many of our vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple or HP, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow. For example, the amount of vendor consideration we receive from a particular vendor may be impacted by a number of events outside of our control, including acquisitions, management changes or economic pressures affecting such vendor, any of which could materially affect the amount of vendor consideration we receive from such vendor.

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

Narrow gross margins magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results.

We are subject to intense price competition with respect to the products, services and solutions we sell. As a result, our gross margins have historically been narrow, and we expect them to continue to be narrow. During the recent economic downturn, we experienced increasing price competition, which had a negative impact on our gross margins. Narrow gross margins magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results. Future increases in costs such as the cost of merchandise, wage levels, shipping rates, freight costs and fuel costs may negatively impact our margins and profitability. We are not always able to raise the sales price to offset cost increases. If we are unable to maintain our gross margins in the future, it could have a material adverse effect on our business, financial condition or results of operations. In addition, because price is an important competitive factor in our industry, we cannot assure you that we will not be subject to increased price competition in the future. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our gross margins, or that we will be able to compete effectively.

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

•                  seasonality in consumer spending;

•                  variability in vendor programs;

•                  the introduction of new products, services or solutions by us or our competitors;

•                  changes in prices from our suppliers;

•                  promotions;

•                  the loss or consolidation of significant suppliers or customers;

•                  our ability to control costs;

•                  the timing of our capital expenditures;

•                  the condition of our industry in general;

•                  seasonal shifts in demand for products, services or solutions we offer;

•                  consumer acceptance of new purchasing models such as our daily deals offerings and the use of social commerce to drive sales;

•                  industry announcements and market acceptance of new offerings or upgrades;

•                  deferral of customer orders in anticipation of new offerings;

•                  product or solution enhancements or operating system changes;

•                  the relative mix of products, services and solutions sold during the period;

•                  any inability on our part to obtain adequate quantities of products, services or solutions;

•                  delays in the release by suppliers of new products or solutions and inventory adjustments;

•                  our expenditures on new business ventures and acquisitions;

•                  performance of acquired businesses;

•                  adverse weather conditions that affect supply or customer response;

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

Our focus on SMB, MME and Public Sector sales presents numerous risks and challenges, and may not improve our profitability or result in expanded market share.

An important element of our business strategy is to focus on SMB, MME and Public Sector sales and related market share growth.  In competing in these markets, we face numerous risks and challenges, including competition from a wider range of sources and the need to continually develop and enhance strategic relationships. We cannot assure you that our focus on SMB, MME and Public Sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business or results of operations. Moreover, contracting with governmental departments and agencies involves additional risks, such as longer payment terms, limited recourse against the government agency in the event of a business dispute, requirements that we provide representations, warranties and indemnities related to the products, services and solutions we sell, the potential lack of a limitation of our liability for damages from our product sales or our provision of services to the department or agency, and the potential for changes in statutory or regulatory provisions that negatively affect the profitability of such contracts. Similarly, our MME, and to some extent, our SMB businesses also require us to regularly enter into complex contractual relationships involving various risks and uncertainties such as requirements that we provide representations, warranties and indemnities to our customers and potential lack of limitation of our liability for damages under some of such contracts.

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

Existing or future government and tax laws and regulations and related risks could expose us to liabilities or costly changes in our business operations, and could reduce demand for our products and services.

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

While we have sought to implement processes, programs and systems in an effort to achieve compliance with existing laws and regulations applicable to our business, many of these laws and regulations are unclear and have yet to be interpreted by courts, or may be subject to conflicting interpretations by courts. Further, no assurances can be given that new laws or regulations will not be enacted or adopted, or that our processes, programs and systems will be sufficient to comply with present or future laws or regulations, which might adversely affect our business, financial condition or results of operations.

Such existing and future laws and regulations may also impede our business. Additionally, it is not always clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, data security and personal privacy, among other laws, apply to our businesses. Unfavorable resolution of these issues may expose us to liability and costly changes in our business operations, and could reduce customer demand for our products, services and solutions.

The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs and could decrease our profitability. Further, additional regulation of the Internet may lead to a decrease in Internet usage, which could adversely affect our business. Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny or litigation. In the past, the FTC has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of our privacy policy or of data breach violations, we may face a loss of customers or damage to our reputation and may be forced to expend significant amounts of financial and managerial resources to defend against these accusations, face potential liability and be subject to extended regulatory oversight in the form of a long-term consent order.

Data security laws are also becoming more widespread and burdensome in the United States, and increasingly require notification of affected individuals and, in some instances, regulators. Moreover, third parties are engaging in increased cyber-attacks and other data theft efforts, and individuals are increasingly subjected to theft of identity, medical or credit card or other financial account information. In addition to risks we face from cyber attacks or data theft efforts directly targeted at our systems, we offer our products, services and solutions to companies, such as healthcare or financial institutions, under contracts which may expose us to significant liabilities for data breaches or losses which could arise out of or result from products, services or solutions we may sell to these institutions. There is a risk that we may fail to prevent such data theft or data breaches and that our customers or others may assert claims against us as a result. In addition, the FTC and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in those companies’ data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks or other breaches in  data security, present an ongoing risk to us, could result in a loss of customers, damage to our reputation and monetary damages.

Additionally, although historically only a small percentage of our total sales in any given quarter or year are made to customers outside of the continental United States, there is a possibility that a foreign jurisdiction may take the position that our business is subject to its laws and regulations, which could impose restrictions or burdens on us and expose us to tax and other potential liabilities and could also require costly changes to our business operations with respect to those jurisdictions. In some cases, our sales related to foreign jurisdictions could also be subject to export control laws and foreign corrupt practice laws and there is a risk that we could face allegations from U.S. or foreign governmental authorities alleging our failure to comply with the requirements of such laws subjecting us to costly litigation and potential significant governmental penalties or fines.

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

Significant negative industry or economic trends, including decreases in our market capitalization, slower growth rates or lack of growth in our business, resulted in write-downs and impairment charges in fiscal 2008 and 2011. While no such write-downs or charges occurred in fiscal 2009 or fiscal 2010, if such occur in the future it may indicate that additional impairment charges are required. If we are required to record additional impairment charges, this could have a material adverse effect on our consolidated financial statements. In addition, the testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

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

•             the availability of vendor programs, authorizations or certifications;

•                our ability to attract and retain key personnel and the related costs,

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

•             fluctuations in the demand for our products, services or solutions or overstocking or under-stocking of our products;

•             introduction of new or enhanced products, services or solutions by us or our competitors;

•             fluctuations in shipping costs, particularly during the holiday season;

•             changes in the amounts of information technology spending by our customers;

•             economic conditions;

•             foreign currency exchange rates;

•             changes in the mix of products, services or solutions that we sell;

•             fluctuations in levels of inventory theft, damage or obsolescence that we incur; and

•             fluctuations in mail-in rebate redemption rates.

If we fail to accurately predict our inventory risk, our gross margins may decline as a result of required inventory write downs due to lower prices obtained from older or obsolete products.

We derive a significant amount of our gross sales from products sold out of inventory at our distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our distribution facilities. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion (e.g., computer hardware, software and consumer electronics), and because our distribution facilities sometimes stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our gross margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from Apple, HP and certain other vendors, but these rights vary by product line, are subject to specified conditions and limitations, and can be terminated or changed at any time.

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

A significant portion of our working capital requirements has historically been funded through borrowings under our credit facility, which functions as a working capital line of credit and bears interest at variable rates, tied to the LIBOR or prime rate. In connection with and as part of the line of credit, we also entered into a term note, bearing interest at the same rate as our credit facility but which we currently expect to pay in full in the event our recently announced sale of our retail building in Santa Monica closes in accordance with the terms of the related purchase and sale agreement. We have also entered into financing arrangements with variable interest rates in connection with our acquisition of real property. If the variable interest rates on our borrowings increase, we could incur greater interest expense than we have in the past. Rising interest rates, and our increased interest expense that would result from them, could negatively impact our results of operations and financial condition.

We may be subject to claims regarding our intellectual property, including our business processes, or the products, services or solutions we sell, any of which could result in expensive litigation, distract our management or force us to enter into costly royalty or licensing agreements.

Third parties have asserted, and may in the future assert, that our business or the technologies we use or sell infringe on their intellectual property rights. As a result, we may be subject to intellectual property legal proceedings and claims in the ordinary course of our business. We cannot predict whether third parties will assert additional claims of infringement against us in the future or whether any future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against any third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could result in the imposition of a preliminary injunction preventing us from continuing to operate our business as currently conducted throughout the duration of the litigation or distract our technical and management personnel. If we are found to infringe, we may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are enjoined or required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, our business, results of operations and financial condition could be materially harmed. Similarly, we may be required incur substantial monetary and diverted resource costs in order to protect our intellectual property rights against infringement by others.

Furthermore, we sell products and solutions manufactured and distributed by third parties, some of which may be defective. If any product or solution that we sell were to cause physical injury or damage to property, the injured party or parties could bring claims against us as the retailer of the product or solution. Our insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against us in excess of our insurance coverage, it could expose us to significant liability. Even unsuccessful claims could result in the expenditure of funds and management time and could decrease our profitability.

Costs and other factors associated with pending or future litigation could materially harm our business, results of operations and financial condition.

From time to time we receive claims and become subject to litigation, including consumer protection, employment, intellectual property and other litigation related to the conduct of our business. Additionally, we may from time to time institute legal proceedings against third parties to protect our interests. Any litigation that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such litigation. We cannot determine with any certainty the costs or outcome of pending or future litigation. Any such litigation may materially harm our business, results of operations or financial condition.

We may fail to expand our product, services and solutions categories and offerings or our websites or our processing systems in a cost-effective and timely manner as may be required to efficiently operate our business.

We may be required to expand or change our product, services and solutions categories or offerings, our websites or our processing systems in order to compete in our highly competitive and rapidly changing industry or to efficiently operate our business. Any failure on our part to expand or change the way we do business in a cost-effective and timely manner in response to any such requirements would likely adversely affect our operating results, financial condition or future prospects. Additionally, we cannot assure you that we will be successful in implementing any such changes when and if they are required.

We have generated substantial portions of our revenue in the past from the sale of computer hardware, software and accessories and consumer electronics products. Expansion into new product, service and solutions categories, including for example our efforts to grow our value-added services and solutions, may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new category to realize the expected benefits of that new category. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product, service or solutions categories include our ability to:

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

We cannot be certain that we will be able to successfully address any or all of these challenges in a manner that will enable us to expand our business into new categories in a cost-effective or timely manner. If our new categories are not received favorably, or if our suppliers fail to meet our customers’ expectations, our results of operations would suffer and our reputation and the value of the applicable new brand and our other brands could be damaged. The lack of market acceptance of our new categories or our inability to generate satisfactory revenue from any such expanded offerings to offset their cost could harm our business, financial condition or results of operations.

We may not be able to attract and retain key personnel such as senior management, sales, services and solutions personnel or information technology specialists.

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Frank F. Khulusi, our Chairman of the Board and Chief Executive Officer, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business. Our success and plans for future growth will also depend in part on our management’s continuing ability to hire, train and retain skilled personnel in all areas of our business such as sales, service and solutions personnel and IT personnel. For example, our management information systems and processes require the services of employees with extensive knowledge of these systems and processes and the business environment in which we operate, and in order to successfully implement and operate our systems and processes we must be able to attract and retain a significant number of information technology specialists. We may not be able to attract, train and retain the skilled personnel required to, among other things, implement, maintain, and operate our information systems and processes, and any failure to do so would likely have a material adverse effect on our operations.

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

The growth of our business has required us to make significant additions in personnel and has significantly increased our working capital requirements. Although we have experienced significant sales growth in the past, such growth should not be considered indicative of future sales growth. Such growth has resulted in new and increased responsibilities for our management personnel and has placed and continues to place significant strain upon our management, operating and financial systems, and other resources. Any future growth, whether organic or through acquisition, may result in increased strain. There can be no assurance that current or future strain will not have a material adverse effect on our business, financial condition, and results of operations, nor can there be any assurance that we will be able to attract or retain sufficient personnel to continue the expansion of our operations. Also crucial to our success in managing our growth will be our ability to achieve additional economies of scale. We cannot assure you that we will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect upon our business, financial condition or results of operations.

Our advertising and marketing efforts may be costly and may not achieve desired results.

We incur substantial expense in connection with our advertising and marketing efforts. Although we target our advertising and marketing efforts on current and potential customers who we believe are likely to be in the market for the products we sell, we cannot assure you that our advertising and marketing efforts will achieve our desired results. In 2012, we expect to begin the process of unifying our commercial brands. While we believe this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders, we are unable to quantify any synergies or expected costs related to our rebranding strategy. In addition, we periodically adjust our advertising expenditures in an effort to optimize the return on such expenditures. Any decrease in the level of our advertising expenditures which may be made to optimize such return could adversely affect our sales.

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

The security risks of eCommerce may discourage customers from purchasing products, services or solutions from us.

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

Our headquarters, customer service center and a part of our infrastructure, including computer servers, are located near Los Angeles, California and in other areas that are susceptible to earthquakes, floods, severe weather and other natural disasters. Our distribution facilities, which are located in Memphis, Tennessee, Irvine, California and Lewis Center, Ohio, house the product inventory from which a substantial majority of our orders are shipped, and are also in areas that are susceptible to natural disasters and extreme weather conditions such as earthquakes, fire, floods and major storms. Our operations in the Philippines are also in an area that is periodically subject to extreme weather. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and telephone system, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, California periodically experiences power outages as a result of insufficient electricity supplies. These outages may recur in the future and could disrupt our operations. We currently are in process of developing a formal disaster recovery plan and certain of our subsidiaries have geographical redundancies for web and critical information systems. Our business interruption insurance may not adequately compensate us for losses that may occur.

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

The business of direct marketing of the products, services and solutions we sell is highly competitive and driven in large part by price, product, service and solutions availability, speed and accuracy of delivery and performance, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, availability of talented sales and service personnel and the availability of technical information. We compete with other direct marketers, including CDW, Insight Enterprises and PC Connection. In addition, we compete with large value added resellers such as CompuCom Systems and World Wide Technology, and computer retail stores and resellers, including superstores such as Best Buy and Staples, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com, Newegg.com and TigerDirect.com, government resellers such as GTSI, CDWG and GovConnection, software focused resellers such as Soft Choice and Software House International and other direct marketers and value added resellers of hardware, software and computer-related and electronic products. Our daily deals offerings compete with larger market participants such as Groupon and LivingSocial. In the direct marketing, daily deal and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

Furthermore, the manner in which our products, services and solutions are distributed and sold is changing, and new methods of sale and distribution have emerged and serve an increasingly large portion of the market. Computer hardware and software OEM vendors have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain OEM vendors, including Apple and HP, have instituted programs for the direct sale of large quantities of hardware and software to certain large business accounts. These types of programs may continue to be developed and used by various OEM vendors. Software publishers also may attempt to increase the volume of software products distributed electronically directly to end users’ personal computers. Any of these competitive programs, if successful, could have a material adverse effect on our business, financial condition or results of operations.

Our success is tied to the continued use of the Internet and the adequacy of the Internet infrastructure.

The level of sales generated from our websites, both in absolute terms and as a percentage of our net sales, continues to be material to our operating results. Our Internet sales are dependent upon customers continuing to use the Internet in addition to traditional means of commerce to purchase products and services. Widespread use of the Internet could decline as a result of disruptions, computer viruses, data security threats, privacy issues or other damage to Internet servers or users’ computers. If consumer use of the Internet to purchase products, services or solutions declines in any significant way, our business, financial condition and results of operations could be adversely affected.

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

Many technology resellers are consolidating operations and acquiring or merging with other resellers, direct marketers and providers of information technology solutions to achieve economies of scale, expanded product and service offerings, and increased efficiency. The current industry reconfiguration and the trend towards consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit. Declining prices, resulting in part from technological changes, may require us to sell a greater number of products, services or solutions to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for us to continue to increase our net sales and earnings growth. In addition, growth in the information technology market has slowed. If the growth rate of the information technology market were to further decrease, our business, financial condition and operating results could be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal facilities at December 31, 2011 were as follows:

Description	Sq. Ft.	Location
Main Distribution Center	212,000	Memphis, TN
SARCOM Headquarters, Sales Office and Warehouse/Distribution Center	144,000	Lewis Center, OH
PC Mall Corporate Headquarters and Sales Office	83,864	El Segundo, CA
Irvine Sales Office and Warehouse/Distribution Center	60,072	Irvine, CA
Canadian Office	45,128	Montreal, Quebec
Chicago Office	28,074	Chicago, Illinois
Philippines Office	25,134	Mandaluyong City, Philippines
Retail Store — Torrance	10,018	Torrance, CA
Retail Store — Santa Monica	9,750	Santa Monica, CA
Retail Store — Huntington Beach	6,000	Huntington Beach, CA
Wisconsin Sales Office	4,887	Menomonee Falls, WI

We lease each of our principal facilities, except for the PC Mall Corporate Headquarters and Sales Office and the Santa Monica, California retail store, both of which we own. Our distribution centers include shipping, receiving, warehousing and administrative spaces. All of our segments, except our MacMall and OnSale segments, use all the properties described above. Our MacMall and OnSale segments use each of the properties described above except for the Lewis Center, Ohio office, the Irvine, California office and the Menomonee Falls, Wisconsin office. Further, our OnSale segment does not use any of the retail stores. In addition to the properties listed above, we lease sales offices in various cities in the U.S.

In March 2012, we opened a 6,211 square feet, new retail store in Chicago, Illinois.  This space is leased.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2011
First Quarter	$10.98	$6.50
Second Quarter	10.50	7.06
Third Quarter	8.35	4.80
Fourth Quarter	6.32	4.86
Year Ended December 31, 2010
First Quarter	$5.67	$4.40
Second Quarter	6.05	3.88
Third Quarter	7.24	3.20
Fourth Quarter	7.88	5.22

As of the close of business on March 9, 2012, there were approximately 26 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the three months ended December 31, 2011 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	—	$—	—	$1,579
November 1, 2011 to November 30, 2011	55,573	5.31	55,573	1,282
December 1, 2011 to December 31, 2011	—	—	—
Total	55,573	5.31	55,573

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

During the year ended December 31, 2011, we repurchased a total of 432,012 shares of our common stock under this program for a cost of $2.6 million. From the inception of the program in October 2008 through December 31, 2011, we have repurchased an aggregate total of 1,956,506 shares of our common stock for a total cost of $8.7 million. The repurchased shares are held as treasury stock.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2006. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

	Measurement Period (fiscal years covered)
	12/06	12/07	12/08	12/09	12/10	12/11
PC Mall, Inc.	$100.00	$88.33	$38.05	$49.53	$71.82	$59.58
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Retail Trade	100.00	116.94	76.83	130.52	170.95	179.41

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2008 and 2007 along with the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 presented below were derived from our audited consolidated financial statements which are not included elsewhere herein.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,455,219	$1,368,314	$1,138,061	$1,327,974	$1,215,433
Cost of goods sold	1,264,731	1,197,019	985,045	1,148,593	1,067,595
Gross profit	190,488	171,295	153,016	179,381	147,838
Selling, general and administrative expenses	181,461	156,827	145,274	155,494	123,520
Special charges (1)(2)	(429)	—	—	4,893	—
Operating profit	9,456	14,468	7,742	18,994	24,318
Interest expense, net	3,284	2,019	1,567	3,667	4,031
Income before income taxes	6,172	12,449	6,175	15,327	20,287
Income tax expense	3,040	4,876	2,818	5,724	7,844
Net income	$3,132	$7,573	$3,357	$9,603	$12,443
Basic and Diluted Earnings Per Common Share:
Basic	$0.26	$0.62	$0.27	$0.72	$0.98
Diluted	0.25	0.61	0.26	0.69	0.90

(1)  2011 includes a $1.2 million decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition and a $0.8 million write-down of indefinite-lived SARCOM trademark based on reassessment of its remaining useful life in 2011.

(2)  2008 includes a $4.1 million goodwill and intangible asset impairment charge and a $0.8 million lawsuit settlement charge.

	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,484	$10,711	$9,215	$6,748	$6,623
Working capital	45,277	52,638	54,034	50,847	37,264
Total assets	393,272	334,091	301,176	282,385	296,235
Short-term debt	1,015	783	1,038	1,038	775
Line of credit	91,852	50,301	53,127	29,010	53,893
Long-term debt, excluding current portion	8,984	2,666	3,333	4,337	4,456
Total stockholders’ equity	110,826	107,293	97,755	93,551	84,424

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

BUSINESS OVERVIEW

PC Mall, Inc. is a leading value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We go to market through our dedicated sales force of over 700 account executives. We also offer our products, services and solutions through our field service teams, various direct marketing techniques and a limited number of retail stores. Since our founding in 1987, we have served our customers in part by offering them multi-branded hardware solutions from leading brands including HP, Apple, Cisco, Microsoft and Lenovo. Through us, these and other manufacturers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. We add additional value to our manufacturer partners by being able to sell, deliver and incorporate their products and services into comprehensive solutions with a high degree of customization. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support and centralized product fulfillment.

In conjunction with our eCost.com acquisition, which is discussed in detail below, beginning with the first quarter of 2011, our management considered the OnSale and eCOST businesses together as a separate segment and report their results accordingly, including revising all historical segment financial information reported herein. As such, in 2011, existing sales under the OnSale brand were no longer reported under the MacMall segment. In 2011, we had five operating segments, SMB, MME, Public Sector, MacMall and OnSale. We include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. In 2011, we generated approximately 37% of our revenue in our MME segment, 35% of our revenue in our SMB segment, 13% of our revenue in our MacMall segment, 12% of our revenue in our Public Sector segment and 3% of our revenue in our OnSale segment.

Our SMB segment consists of sales made primarily to small and medium sized businesses, generally with less than 1,000 employees. The SMB segment utilizes an outbound phone based sales force and, where applicable, a field-based sales force, together with an online extranet customized for individual customers that enables them to manage their IT procurement process. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com.

Our MME segment consists of sales made primarily to mid-market and enterprise-sized businesses, generally with more than 1,000 employees, under the SARCOM, NSPI and Abreon brands. The MME segment sells complex products, services and solutions, utilizing a field relationship-based selling model, an outbound phone based sales force, a field service organization and an online extranet.

Our Public Sector segment consists of sales made primarily to federal, state and local governments, as well as educational institutions. The Public Sector segment utilizes an outbound phone and field relationship-based selling model, as well as contract and bid business development teams and an online extranet.

Our MacMall segment historically included sales made under our MacMall brand name via telephone and the Internet to consumers, small businesses and creative professionals.

Our OnSale segment historically included sales made under our OnSale and eCost brand names via the Internet and inbound phone-based sales forces. The OnSale segment has utilized traditional internet marketing as well as our recently developed “daily deals” business model. Beginning in the first quarter of 2011, in response to what we believe to be a rapidly changing way in which consumers shop and go to market, our OnSale segment expanded its business to enter the market for local daily deals through social commerce. As this market and its related customer buying behaviors have continued to evolve, the “daily deals” business model is rapidly expanding to include sales of IT products. In response to these developments, we have determined that our strategic objectives can be best achieved by incorporating the best practices, technologies and methodologies we have developed in our stand alone “daily deals” business into our traditional eCommerce platform and no longer operating a stand alone “daily deals” business. In the first quarter of 2012, we expect to realign our operating segments by consolidating the OnSale and MacMall segments.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 21%, 21% and 19% of our net sales in 2011, 2010 and 2009. Products manufactured by HP represented approximately 20%, 20% and 19% of our net sales in 2011, 2010 and 2009.

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

STRATEGIC DEVELOPMENTS

Rebranding Strategy

Over the past several years, our company has grown into a multi-billion dollar enterprise in part through our acquisition and internal cultivation of many different brands. We have historically differentiated those brands primarily based on the identity of the customers. After careful examination of the markets we serve and the trends taking shape in the marketplace, we have determined that going forward, our commercial customers can benefit from a more unified and streamlined brand strategy. In 2012, we expect to begin the process of unifying our commercial brands. We believe this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders, providing a brand that better represents the value-added solutions provider we are today.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $10.8 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.6 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. We completed the implementation of the Cisco solution across all of our locations in the second quarter of 2011.

Real Estate Transactions

On February 10, 2012, we announced that we signed a definitive agreement to sell the property we own in Southern California, where one of our retail stores is currently located, for $17.5 million. While there are no guarantees that this transaction will close, we expect to realize a book gain of approximately $15.9 million at the time of closing, which we currently expect to close during the second quarter of 2012. In connection with this sale, we intend to explore potential purchases or exchanges of real estate through Section 1031 of the Internal Revenue Code of 1986, as amended. We expect to effectuate such exchanges through one or more purchases of real property to be used in connection with our business and operations. We expect that any exchanges or purchases we make would benefit us through direct ownership of facilities that are strategic to our operations, reductions in our lease obligations, or other ancillary benefits.

On March 11, 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes approximately 84,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which became our new corporate headquarters effective November 14, 2011.  We purchased and have improved this building, located strategically adjacent to the Los Angeles International Airport (LAX), because we want it to be a compelling destination for customers who want to experience new and cutting edge IT solutions in person. The new headquarters was designed to drive higher productivity and efficiency for our employees and to provide a state-of-the-art demo center for our customers and vendor partners, as well as increase capacity to support our growth well into the future. In conjunction with the move, we relocated and substantially upgraded our primary data center from Torrance, CA to our own hosting facility in Atlanta, GA, which incorporates state of the art monitoring and disaster recovery capabilities.  As a result of this relocation certain of our subsidiaries now have geographically redundant web and information systems.  We are in the process of developing a formal disaster recovery plan for our critical systems.

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

NSPI Acquisition

In June 2010, we completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom are billable IT resources. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders can earn additional consideration based on the performance of the NSPI business over two years following the acquisition, up to a total of approximately $5.2 million. In accordance with ASC 805, “Purchase Price Allocations” (formerly FAS No. 141R), based on an initial valuation of the fair value of the contingent consideration, we initially recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation is based upon management’s initial forecasts of expected profitability of NSPI during the earnout period, and will be updated, if necessary, in future periods with adjustments reflected in our consolidated statement of operations.  In 2011, we recorded an adjustment to reduce the earnout liability by $1.2 million to reflect the decrease in estimated fair value of the earnout liability, and such adjustment was reflected as “Revaluation of earnout liability” on our Consolidated Statements of Operations for the year ended December 31, 2011.

Goodwill and Intangible Asset Impairment

In accordance with ASC 350-20 (formerly Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”), we performed our annual impairment analysis of goodwill and indefinite lived intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets and compared them to their respective carrying values. Based on our analysis, we have determined that no impairment of goodwill or indefinite lived intangible assets existed as of December 31, 2010 and 2009. However, as of December 31, 2011, we have determined that a SARCOM trademark was impaired as a result of a reassessment of its remaining useful life and recorded a non-cash impairment charge of $0.8 million as “Impairment of indefinite-lived trademark” in our Consolidated Financial Statements. See below under “Critical Accounting Policies and Estimates — Goodwill and Intangible Assets” for more information.

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

When a customer order contains multiple deliverables such as hardware, software and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under ASC 605-25, Revenue Recognition, Multiple-Element Arrangement. For arrangements with multiple units of accounting, arrangement consideration is allocated among the units of accounting, where separable, based on their relative selling price. Relative selling price is determined based on vendor-specific objective evidence, if it exists. Otherwise, third-party evidence of selling price is used, when it is available, and in circumstances when neither vendor-specific objective evidence nor third-party evidence of selling price is available, management’s best estimate of selling price is used.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the years ended December 31, 2011, 2010 and 2009, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of December 31 of each year. Under ASC 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income.

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

As of December 31, 2011, we performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis, we have determined that a SARCOM trademark was impaired as a result of a reassessment of its remaining useful life and recorded a non-cash impairment charge of $0.8 million as “Impairment of indefinite-lived trademark” in our Consolidated Financial Statements for the year ended December 31, 2011. We have determined that no other impairment of goodwill and other indefinite-lived intangible assets existed as of December 31, 2011.

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

In addition, fair values of our trademarks were determined using the relief from royalty method under the income approach to value.  This method applies a market based royalty rate to projected revenues that are associated with the trademarks.  Applying the royalty rate to projected revenues resulted in an indication of the pre-tax royalty savings associated with ownership of the trademarks.  Projected after-tax royalty savings were discounted to present value at the reporting unit’s weighted average cost of capital, and a tax amortization benefit (calculated based on a 15 year life for tax purposes) was added.

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of December 31, 2011.  In performing the step one analysis of fair value, we concluded that the estimated fair values of each of the Sarcom, Abreon and NSPI reporting units were between 9-10% greater than their individual carrying values. All of our $25.5 million of goodwill resides within these reporting units.  However, in applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others.  Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable.  Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.  For example, a change of 2-3% in our weighted-average cost of capital assumptions or a significant change in our estimated earnings growth for any of the three reporting units would have resulted in a fair value at, or slightly below, our current carrying value of these reporting units.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at December 31, 2011, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators.  When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was between 20-25% as of December 31, 2011.  We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of December 31, 2011 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of December 31, 2012 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Years Ended December 31,
	2011	2010	2009
Net sales	$1,455,219	$1,368,314	$1,138,061
Cost of goods sold	1,264,731	1,197,019	985,045
Gross profit	190,488	171,295	153,016
Selling, general and administrative expenses	181,461	156,827	145,274
Revaluation of earnout liability	(1,229)	—	—
Impairment of indefinite-lived trademark	800	—	—
Operating profit	9,456	14,468	7,742
Interest expense, net	3,284	2,019	1,567
Income before income taxes	6,172	12,449	6,175
Income tax expense	3,040	4,876	2,818
Net income	$3,132	$7,573	$3,357

	As a Percentage of Net Sales For Years Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	86.9	87.5	86.5
Gross profit	13.1	12.5	13.5
Selling, general and administrative expenses	12.5	11.5	12.8
Revaluation of earnout liability	(0.1)	—	—
Impairment of indefinite-lived trademark	0.1	—	—
Operating profit	0.6	1.0	0.7
Interest expense, net	0.2	0.1	0.2
Income before income taxes	0.4	0.9	0.5
Income tax expense	0.2	0.3	0.3
Net income	0.2%	0.6%	0.2%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2011	2010	$	%
SMB	$509,463	$487,865	$21,598	4.4%
MME	532,402	493,733	38,669	7.8
Public Sector	181,795	187,331	(5,536)	(3.0)
MacMall	190,237	188,677	1,560	0.8
OnSale	43,307	10,857	32,450	298.9
Corporate and Other	(1,985)	(149)	(1,836)	NMF (1)
Consolidated net sales	$1,455,219	$1,368,314	$86,905	6.4%

(1)  Not meaningful.

Our consolidated net sales for 2011 were $1,455.2 million, an $86.9 million, or 6%, increase from consolidated net sales of $1,368.3 million in 2010.

Our SMB segment net sales increased by $21.6 million, or 4%, to $509.5 million in 2011 from $487.9 million in 2010. This increase was primarily due to incremental productivity by our tenured account executives, partially offset by a $9 million decrease in sales to promotional companies as a result of a program change by a large vendor in late 2011. Going forward, we expect the results of the program change to have an impact on year over year comparisons.  Sales under the program in 2011 were approximately $64.7 million, compared to sales under the program in 2010 of $73.6 million.

Our MME segment net sales increased by $38.7 million, or 8%, to $532.4 million in 2011 from $493.7 million in 2010. This increase was primarily due to a 17% increase in sales of services in 2011 compared to 2010 as well as a 5% increase in net sales of products.

Our Public Sector segment net sales decreased by $5.5 million, or 3%, in 2011 to $181.8 million from $187.3 million in 2010. This decrease was primarily due to a 19% decrease in our federal government business due to ongoing federal budgetary constraints, partially offset by a 25% increase in sales to state and local government and educational institutions (SLED) resulting primarily from increased account executive headcount focused on SLED business and new SLED contracts in 2011.

Our MacMall segment net sales increased by $1.5 million, or 1%, to $190.2 million in 2011 compared to $188.7 million in 2010. This increase reflects our ongoing efforts to focus on higher profit customer segments such as small businesses, creative professionals and high-end consumers, but was offset by a decrease of $3.0 million due to the aforementioned vendor program change. Sales under this vendor program were approximately $8.2 million in 2011 compared to $11.2 million in 2010.

Our OnSale segment net sales increased by $32.4 million, or 299%, to $43.3 million in 2011 compared to $10.9 million in 2010. This increase was primarily due to net sales made through our eCost brand, which was acquired in February 2011, and a $15.3 million increase in sales through our OnSale brand.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2011		2010
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$67,205	13.2%	$60,324	12.4%	$6,881	0.8%
MME	81,483	15.3	75,301	15.3	6,182	0.0
Public Sector	16,908	9.3	14,189	7.6	2,719	1.7
MacMall	20,465	10.8	20,345	10.8	120	0.0
OnSale	4,679	10.8	1,059	9.8	3,620	1.0
Corporate and Other	(252)	NMF (1)	77	NMF (1)	(329)	NMF (1)
Consolidated gross profit and gross profit margin	$190,488	13.1%	$171,295	12.5%	$19,193	0.6%

(1)  Not meaningful.

Consolidated gross profit for 2011 was $190.5 million compared to $171.3 million in 2010, a $19.2 million or 11% increase. Consolidated gross profit margin was 13.1% in 2011 compared to 12.5% in 2010.

Gross profit for our SMB segment was $67.2 million in 2011 compared to $60.3 million in 2010, an increase of $6.9 million or 11%. SMB gross profit margin increased by 80 basis points to 13.2% in 2011 compared to 12.4% in 2010. The increase in SMB gross profit was primarily due to the increase in SMB net sales discussed above and a $1.7 million increase in vendor consideration. The increase in SMB gross profit margin was primarily due to a change in product mix weighted more to service solutions, a decrease in the sales to promotional companies at lower margins and a 20 basis point increase in vendor consideration as a percentage of net sales.

Gross profit for our MME segment increased by $6.2 million, or 8%, to $81.5 million in 2011 compared to $75.3 million 2010, and gross profit margin remained flat at 15.3% in 2011 and 2010. The increase in MME gross profit was primarily due to the increased MME net sales discussed above and a $0.8 million increase in vendor consideration.

Gross profit for our Public Sector segment increased by $2.7 million, or 19%, to $16.9 million in 2011 compared to $14.2 million in 2010. Public Sector gross profit margin increased by 170 basis points to 9.3% in 2011 compared to 7.6% in 2010. The increase in our Public Sector gross profit and gross profit margin was primarily due to an improved mix of sales of products, services and solutions made at higher margins, which includes an increase of $1.3 million, or 76 basis points, in vendor consideration.

Gross profit for our MacMall segment was $20.5 million for 2011 compared to $20.3 million in 2010, an increase of $0.2 million or 1%. Gross profit margin for our MacMall segment remained relatively flat at 10.8% in 2011 and 2010.

Gross profit for our OnSale segment increased by $3.6 million, or 342%, to $4.7 million in 2011 compared to $1.1 million in 2010. OnSale gross profit margin increased by 100 basis points to 10.8% in 2011 compared to 9.8% in 2010. The increase in our OnSale gross profit was primarily due to the increased OnSale net sales discussed above. The increase in OnSale gross profit margin was primarily due to an improved product mix as well as higher margins on sales of HP Touchpads made during the second half of 2011, partially offset by an 85 basis point reduction in vendor consideration as a percentage of sales.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2011		2010
		Operating		Operating
	Operating	Profit	Operating	Profit	Change
	Profit (Loss)	Margin (1)	Profit (Loss)	Margin (1)	$	Margin
SMB	$36,899	7.2%	$31,362	6.4%	$5,537	0.8%
MME	27,582	5.2	23,190	4.7	4,392	0.5
Public Sector	1,748	1.0	737	0.4	1,011	0.6
MacMall	4,553	2.4	5,365	2.8	(812)	(0.4)
OnSale	(4,563)	(10.5)	(36)	(0.3)	(4,527)	(10.2)
Corporate and Other	(56,763)	(3.9)	(46,150)	(3.4)	(10,613)	(0.5)
Consolidated operating profit and operating profit margin	$9,456	0.6%	$14,468	1.1%	$(5,012)	(0.5)%

(1)     Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for 2011 decreased by $5.0 million, or 35%, to $9.5 million compared to $14.5 million in 2010. Consolidated operating profit margin for 2011 was 0.6% compared to 1.1% in 2010, a decrease of 50 basis points.

Operating profit for our SMB segment increased by $5.5 million, or 18%, to $36.9 million in 2011 compared to $31.4 million in 2010. The increase in SMB operating profit was primarily due to the increase in SMB gross profit discussed above, partially offset by a $1.2 million increase in SMB personnel costs. This increase in SMB personnel costs was primarily due to an increase in variable compensation expenses due to the increased SMB gross profit discussed above.

Our MME segment operating profit increased by $4.4 million, or 19%, to $27.6 million in 2011 compared to $23.2 million in 2010. The increase in MME operating profit was primarily due to the increase in MME gross profit discussed above, a $1.2 million decrease in earnout liability related to NSPI and a $0.4 million decrease in bad debt expense, partially offset by a $1.4 million increase in variable fulfillment costs, a $0.8 million increase in lease related costs, a $0.8 million impairment charge related to a writedown of an indefinite-lived SARCOM trademark based on a reassessment of its remaining estimated useful life, and a $0.5 million increase in depreciation and amortization expenses primarily relating to the acquisition of NSPI.

Operating profit for our Public Sector segment was $1.7 million in 2011 compared to $0.7 million in 2010, an increase of $1.0 million, or 137%. The increase in Public Sector operating profit was primarily due to the increase in Public Sector gross profit discussed above, partially offset by a $1.1 million increase in Public Sector personnel costs related to our investment in incremental resources in our SLED and Health Dynamix divisions.

Operating profit for our MacMall segment decreased by $0.8 million, or 15%, to $4.6 million in 2011 compared to $5.4 million in 2010. The decrease in MacMall segment operating profit was primarily due a $0.3 million increase in advertising expenditures and a $0.3 million increase in personnel costs.

Operating loss for our OnSale segment increased by $4.5 million, to $4.6 million in 2011 compared to $36,000 in 2010. The increase in OnSale segment operating loss was primarily due to the expansion of the OnSale business model as discussed previously, and included a $4.1 million increase in personnel costs, a $1.7 million increase in advertising expenditures, a $0.6 million increase in legal costs, a $0.5 million increase in variable fulfilment costs and a $0.4 million increase in credit card related fees, partially offset by the increase in OnSale gross profit discussed above.

Corporate and Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our reportable operating segments. Corporate and Other expenses increased by $10.6 million, or 23%, to $56.8 million in 2011 from $46.2 million in 2010. This increase was primarily due to a $4.2 million increase in net personnel costs, a $1.1 million increase in legal costs which includes costs incurred defending a lawsuit that was settled in January 2012 without liability to the company, $1.0 million of increased depreciation expense, a $0.7 million increase in telecommunications costs, and a $0.5 million writedown of inventory related to the introduction of the iPad 2 in 2011.

Net Interest Expense. Total net interest expense in 2011 increased to $3.3 million compared with $2.0 million in 2010. The increase in interest expense of $1.3 million resulted primarily from an increase in our average total outstanding borrowings in 2011, an increase in our average effective borrowing rate in 2011 compared to 2010, as well as an increase in amortization of deferred financing costs.

Income Tax Expense. We recorded an income tax expense of $3.0 million in 2011 compared to an income tax expense of $4.9 million in 2010. Our effective tax rates for 2011 and 2010 were 49% and 39%. The decrease in income tax expense is primarily attributable to the decrease in pre-tax book income in 2011 as compared to 2010. The increase in our effective tax rate in 2011 compared to 2010 was primarily due to the recording of a valuation allowance against certain of our state net operating loss carryforwards.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2010	2009	$	%
SMB	$487,865	$368,846	$119,019	32.3%
MME	493,733	382,725	111,008	29.0
Public Sector	187,331	173,957	13,374	7.7
MacMall	188,677	201,617	(12,940)	(6.4)
OnSale	10,857	10,902	(45)	(0.4)
Corporate and Other	(149)	14	(163)	NMF (1)
Consolidated net sales	$1,368,314	$1,138,061	$230,253	20.2%

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

Our MacMall segment net sales decreased by $12.9 million, or 6%, to $188.7 million in 2010 compared to $201.6 million in 2009. This decrease in MacMall net sales was primarily due to our shift in strategy, which focused the MacMall brand on higher profit customer segments such as small businesses, creative professionals and high-end consumers, as well as the effect of continued competition in the market for Apple products and the absence of year end opportunistic purchases we made in 2008 which we were able to profitably sell in the first half of 2009. These decreases in MacMall net sales in 2010 were partially offset by significant seasonal sales of iPads during the fourth quarter of 2010.

Our OnSale segment net sales remained relatively flat at $10.9 million in each of the years 2010 and 2009.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2010		2009
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$60,324	12.4%	$47,259	12.8%	$13,065	(0.4)%
MME	75,301	15.3	65,182	17.0	10,119	(1.7)
Public Sector	14,189	7.6	18,300	10.5	(4,111)	(2.9)
MacMall	20,345	10.8	21,221	10.5	(876)	0.3
OnSale	1,059	9.8	870	8.0	189	1.8
Corporate and Other	77	NMF (1)	184	NMF (1)	(107)	NMF (1)
Consolidated gross profit and gross profit margin	$171,295	12.5%	$153,016	13.4%	$18,279	(0.9)%

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

Gross profit for our MacMall segment was $20.3 million for 2010 compared to $21.2 million in 2009, a decrease of $0.9 million or 4%. Gross profit margin for our MacMall segment increased by 30 basis points to 10.8% in 2010 compared to 10.5% in 2009. The decrease in our MacMall gross profit was primarily due to the decrease in MacMall net sales discussed above. The increase in MacMall gross profit margin was primarily due to the aforementioned strategy shift to focus the MacMall brand on higher profit customer segments.

Gross profit for our OnSale segment was $1.1 million for 2010 compared to $0.9 million in 2009, an increase of $0.2 million or 22%. Gross profit margin for our OnSale segment increased by 180 basis points to 9.8% in 2010 compared to 8.0% in 2009. The increase in OnSale gross profit and gross profit margin was primarily due to its focus on achieving profitability.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2010		2009
		Operating		Operating
	Operating	Profit	Operating	Profit	Change
	Profit (Loss)	Margin (1)	Profit (Loss)	Margin (1)	$	Margin
SMB	$31,362	6.4%	$23,048	6.2%	$8,314	0.2%
MME	23,190	4.7	18,613	4.9	4,577	(0.2)
Public Sector	737	0.4	5,847	3.4	(5,110)	(3.0)
MacMall	5,365	2.8	3,793	1.9	1,572	0.9
OnSale	(36)	(0.3)	(607)	(5.6)	571	5.3
Corporate and Other	(46,150)	(3.4)	(42,952)	(3.8)	(3,198)	0.4%
Consolidated operating profit and operating profit margin	$14,468	1.1%	$7,742	0.7%	$6,726	0.4%

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

Operating profit for our MacMall segment increased by $1.6 million, or 41%, to $5.4 million in 2010 compared to $3.8 million in 2009. The increase in MacMall segment operating profit was primarily due to a $3.1 million decrease in MacMall advertising expenditures, a $0.6 million decrease in credit card related fees and a $0.6 million decrease in variable fulfilment expenses, partially offset by a $1.2 million increase in MacMall personnel costs and the decrease in MacMall gross profit discussed above. The increase in MacMall personnel costs were primarily due to an increase in sales executives supporting our MacMall small business initiative.

Operating loss for our OnSale segment was $36,000 in 2010 compared to an operating loss of $607,000 in 2009. The decrease in OnSale operating loss was primarily due to a $0.3 million decrease in advertising costs and a $0.1 million decrease in credit card related fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital need has historically been funding the working capital requirements created by our growth in sales and strategic acquisitions. We expect that our primary capital needs will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in a new ERP system, eCommerce platform and an upgrade of our current IT infrastructure over the next several years, which are discussed below in “Other Planned Capital Projects,” possible sales growth, possible acquisitions and new business ventures, including our announced rebranding strategy and possible repurchases of our common stock under a discretionary repurchase program, which is discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our continuing efforts to drive revenue growth from commercial customers could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current uncertainty in the macroeconomic environment may limit our cash resources that could otherwise be available to fund future strategic opportunities, capital investments or growth beyond our current operating plans. We are also unable to quantify any synergies or expected costs related to our recently announced rebranding strategy.

There has been ongoing weakness and uncertainty in the global economic environment, coupled with disruptions in the capital and credit markets. While our revolving credit facility does not mature until March 2015, we believe continued problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $9.5 million at December 31, 2011 and $10.7 million at December 31, 2010. Our working capital decreased by $7.3 million to $45.3 million at December 31, 2011 from working capital of $52.6 million at December 31, 2010. This decrease in our working capital was primarily due to the increase in our outstanding borrowings under our line of credit at December 31, 2011, partially offset by increases in our accounts receivable and inventory.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively superseded an earlier repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that any repurchases of our common stock under this program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the year ended December 31, 2011, we had repurchased a total of 432,012 shares of our common stock under this program for a cost of $2.6 million. From the inception of the program in October 2008 through December 31, 2011, we had repurchased an aggregate total of 1,956,506 shares of our common stock for a cost of $8.7 million. The repurchased shares are held as treasury stock.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE). In addition to other eligibility requirements, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. As of December 31, 2011, we had an accrued receivable of $7.0 million related to the 2010 and 2011 calendar years. We expect to file our 2011 claim in 2012 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash used in operating activities was $22.1 million in 2011, primarily due to a $23.2 million increase in accounts receivable and a $14.9 million increase in inventory, partially offset by net income and non-cash adjustments to net income such as $10.0 million in depreciation and amortization.  The increase in accounts receivable in 2011 reflects our increased focus on sales to commercial companies and also was impacted by large sales near the end of 2011 that did not occur at the end of 2010. The increase in inventory in 2011 was due to a strategic purchase made near the end of 2011 of a large supply of inventory from a single vendor that we believe will be substantially sold through during the first quarter of 2012. We did not make an equivalent purchase at the end of 2010.

In 2010, we generated $28.3 million of cash provided by operating activities primarily due to net income before non-cash adjustments, as well as $19.3 million from a decrease in accounts payable due to better management of the timing of payments of our trade payables, a reduction in inventory of $5.0 million primarily due to the sell through of our Public Sector backlog that existed at the end of 2009, partially offset by a $21.5 million increase in accounts receivable reflecting our strategic focus on driving revenue growth from commercial customers.

In 2009, cash used in operating activities was $9.0 million as net income before non-cash adjustments was not sufficient to offset the increases in accounts receivable of $12.9 million and increases in deferred revenue of $4.9 million, both of which reflect our focus on driving revenue growth from corporate and public sector customers.

Cash Flows from Investing Activities. Net cash used in investing activities during the years ended December 31, 2011, 2010 and 2009 was $30.3 million, $16.8 million and $9.3 million, respectively. The $30.3 million of net cash used in investing activities in 2011 was primarily due to capital expenditures totaling $17.2 million related to the purchase of our new headquarters office building in El Segundo and related improvements, as well as purchases of furniture and equipment for that building, a $10.9 million capital expenditure related to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff, and a $2.3 million acquisition of certain assets of eCost.

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

Cash Flows from Financing Activities. Net cash provided by financing activities was $51.2 million in 2011 compared to net cash used in financing activities $10.2 million in 2010 and net cash provided by financing activities $19.8 million in 2009. The $51.2 million of net cash provided by financing activities in 2011 was primarily due to $41.2 million of net borrowings on our line of credit, $7.2 million of borrowings under a new note payable to finance a part of the purchase price of the building in El Segundo and a $7.0 million change in book overdraft, partially offset by $2.6 million of repurchases of our common stock under a repurchase program, $1.2 million of capital lease payments and a $1.1 million payment of NSPI’s earnout liability.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 for each twelve-month periods ending on or after December 31, 2011. At December 31, 2011, we were in compliance with our financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At December 31, 2011, we had $91.9 million of net working capital advances outstanding under the line of credit. At December 31, 2011, the maximum credit line was $160 million and we had $49.7 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At December 31, 2011, we had $2.46 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $410,000 annually in each of the years 2012 through 2017.

At December 31, 2011, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.36%.

At December 31, 2011, $0.2 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in our “Notes payable — current” on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At December 31, 2011, we had $7.2 million outstanding under this credit agreement. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility. In February 2012, we drew down an additional $2.9 million under this credit agreement. For more information, see Note 16 of the Notes to the Consolidated Financial Statements included in this report.

In February 2012, we announced that we signed a definitive agreement to sell the property we own in Southern California, where one of our retail stores is currently located, for $17.5 million. While there are no guarantees that this transaction will close, we expect to realize a book gain of $15.9 million at the time of closing, which we currently expect to close during the second quarter of 2012. In connection with this sale, we intend to explore potential purchases or exchanges of real estate through Section 1031 of the Internal Revenue Code of 1986, as amended. We expect to effectuate such exchanges through one or more purchases of real property to be used in connection with our business and operations. We expect that any exchanges or purchases we make would benefit us through direct ownership of facilities that are strategic to our operations, reductions in our lease obligations, or other ancillary benefits. We expect a portion of the proceeds to be used to pay off the term note described above, which as of December 31, 2011 had a balance of $2.46 million. In addition, we may elect to enter into long-term debt agreements securing any new exchanges or purchases in the future.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2011 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations
Long-term debt obligations (a) (Note 7)	$9,890	$905	$1,396	$7,179	$410
Purchase obligations (b) (Note 9)	9,968	8,411	1,507	50	—
Operating lease obligations (Note 9)	17,245	5,121	8,183	3,714	227
Capital lease obligations (Note 9)	4,088	1,490	2,098	500	—
Total contractual obligations	$41,191	$15,927	$13,184	$11,443	$637

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Other commercial commitments
Line of credit (a) (Note 7)	$91,852	$91,852	$—	$—	$—
Standby Letters of Credit (c)	10,098	10,000	98	—
Earn-out (d)	1,100	1,100	—

(a)	Long-term debt obligations and line of credit exclude interest, which is based on a variable rate tied to the prime rate or LIBOR plus a variable spread, at our option.
(b)

Purchase obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).

(c)

Standby LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. The LOC amounts in the table above represent the amount of commitment expiration per period presented. There were no claims made against any standby LOCs during the year ended December 31, 2011.

(d)

Earn-out represents the fair value of the future contingent liability, arising from our acquisition of NSPI, as it is recorded on our Consolidated Balance Sheet under “Accrued expenses and other current liabilities.” At completion of acquisition of NSPI in June 2010, the fair value of the earn-out was based on an initial valuation of the fair value of the contingent consideration, under which the sellers of NSPI can earn up to a total of approximately $5.2 million over a two year period commencing from the acquisition date. The earn-out amounts in the table above represent the fair value of the contingent liability at December 31, 2011 and the respective earn-out period.

In February 2012, we entered into capital lease agreements with US Bank for approximately $3.0 million of various furniture and equipment at our El Segundo headquarters office and intend to finance an additional $1.3 million. For more information, see Note 16 of the Notes to the Consolidated Financial Statements included in this report. Further, in February 2012, we drew down an additional $2.9 million on our existing credit facility which finances the acquisition and improvement of the real property we purchased in El Segundo, California.  Principal repayment began in March 2012.

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $10.8 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.6 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. We received and completed the implementation of the Cisco solution across all of our locations in the second quarter of 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 9 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

For a discussion of related-party transactions, see Part II, Item 8, Note 15 of the Notes to the Consolidated Financial Statements of this report.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05), which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. There is currently a proposal to defer the requirement to disclose items that are reclassified from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The new standard is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The adoption of the provisions of this accounting guidance effective January 1, 2012 is not expected to have any effect on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At December 31, 2011, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2011. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2011, we had $91.9 million outstanding under our line of credit and $9.9 million outstanding under our note payable. As of December 31, 2011, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $1.0 million

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of December 31, 2011, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PC Mall, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of PC Mall, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements, financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2012

PC MALL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	At December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,484	$10,711
Accounts receivable, net of allowances of $1,642 and $1,802	207,985	183,944
Inventories, net	79,456	63,583
Prepaid expenses and other current assets	9,681	10,022
Deferred income taxes	3,937	3,798
Total current assets	310,543	272,058
Property and equipment, net	44,745	21,851
Deferred income taxes	247	604
Goodwill	25,510	25,510
Intangible assets, net	9,840	11,749
Other assets	2,387	2,319
Total assets	$393,272	$334,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,523	$124,851
Accrued expenses and other current liabilities	31,797	31,279
Deferred revenue	18,079	12,206
Line of credit	91,852	50,301
Note payable — current	1,015	783
Total current liabilities	265,266	219,420
Notes payable and other long-term liabilities	11,574	4,607
Deferred income taxes	5,606	2,771
Total liabilities	282,446	226,798
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,368,888 and 14,089,672 shares issued; and 11,995,704 and 12,148,500 shares outstanding, respectively	14	14
Additional paid-in capital	108,061	104,894
Treasury stock, at cost: 2,373,184 and 1,941,172 shares	(9,733)	(7,176)
Accumulated other comprehensive income	2,256	2,465
Retained earnings	10,228	7,096
Total stockholders’ equity	110,826	107,293
Total liabilities and stockholders’ equity	$393,272	$334,091

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net sales	$1,455,219	$1,368,314	$1,138,061
Cost of goods sold	1,264,731	1,197,019	985,045
Gross profit	190,488	171,295	153,016
Selling, general and administrative expenses	181,461	156,827	145,274
Revaluation of earnout liability	(1,229)
Impairment of indefinite-lived trademark	800	—	—
Operating profit	9,456	14,468	7,742
Interest expense, net	3,284	2,019	1,567
Income before income taxes	6,172	12,449	6,175
Income tax expense	3,040	4,876	2,818
Net income	$3,132	$7,573	$3,357
Basic and Diluted Earnings Per Common Share
Basic	$0.26	$0.62	$0.27
Diluted	0.25	0.61	0.26
Weighted average number of common shares outstanding:
Basic	12,225	12,220	12,373
Diluted	12,476	12,468	12,675

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained Earnings
	Outstanding	Amount	Capital	Stock	Income	(Deficit)	Total
Balance at December 31, 2008	12,681	$14	$99,732	$(3,623)	$1,262	$(3,834)	$93,551
Stock option and warrant exercises, including related income tax benefit	193	—	945	—	—	—	945
Stock-based compensation expense	—	—	1,684	—	—	—	1,684
Purchases of common stock under a stock repurchase program	(583)	—	—	(2,631)	—	—	(2,631)
Subtotal	—	—	—	—	—	—	93,549
Net income	—	—	—	—	—	3,357	3,357
Translation adjustments, net of taxes	—	—	—	—	849	—	849
Comprehensive income	—	—	—	—	—	—	4,206
Balance at December 31, 2009	12,291	14	102,361	(6,254)	2,111	(477)	97,755
Stock option exercises and restricted stock awards, including related income tax benefit	58	—	168	—	—	—	168
Stock-based compensation expense	—	—	2,365	—	—	—	2,365
Purchases of common stock under a stock repurchase program	(200)	—	—	(922)	—	—	(922)
Subtotal	—	—	—	—	—	—	99,366
Net income	—	—	—	—	—	7,573	7,573
Translation adjustments, net of taxes	—	—	—	—	354	—	354
Comprehensive income	—	—	—	—	—	—	7,927
Balance at December 31, 2010	12,149	14	104,894	(7,176)	2,465	7,096	107,293
Stock option exercises and restricted stock awards, including related income tax benefit	279	—	763	—	—	—	763
Stock-based compensation expense	—	—	2,404	—	—	—	2,404
Purchases of common stock under a stock repurchase program	(432)	—	—	(2,557)	—	—	(2,557)
Subtotal	—	—	—	—	—	—	107,903
Net income	—	—	—	—	—	3,132	3,132
Translation adjustments, net of taxes	—	—	—	—	(209)	—	(209)
Comprehensive income	—	—	—	—	—	—	2,923
Balance at December 31, 2011	11,996	$14	$108,061	$(9,733)	$2,256	$10,228	$110,826

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income	$3,132	$7,573	$3,357
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,044	8,157	5,597
Provision for deferred income taxes	2,634	3,327	4,273
Net tax benefit related to stock option exercises	1	96	309
Excess tax benefit related to stock option exercises	(668)	(31)	(289)
Non-cash stock-based compensation	2,404	2,365	1,684
Decrease in earnout liability	(1,229)	—	—
Impairment of indefinite-lived trademark	800	—	—
(Gain) loss on sale of fixed assets	(7)	14	22
Change in operating assets and liabilities:
Accounts receivable	(23,151)	(21,516)	(12,921)
Inventories	(14,889)	4,981	(719)
Prepaid expenses and other current assets	178	(561)	(1,942)
Other assets	217	324	(24)
Accounts payable	(9,425)	19,352	(779)
Accrued expenses and other current liabilities	2,033	2,351	(2,672)
Deferred revenue	5,873	1,908	(4,858)
Total adjustments	(25,185)	20,767	(12,319)
Net cash (used in) provided by operating activities	(22,053)	28,340	(8,962)
Cash Flows From Investing Activities
Purchase of El Segundo building, related improvements, furniture and equipment	(17,174)	—	—
Purchases of property and equipment	(10,865)	(8,019)	(8,240)
Acquisition of assets, net	(2,284)	(8,788)	(1,020)
Proceeds from sale of fixed assets	25	19	—
Net cash used in investing activities	(30,298)	(16,788)	(9,260)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	41,205	(4,236)	24,117
Change in book overdraft	7,034	(3,454)	(1,117)
Borrowings under notes payable	7,198	—	—
Payments under notes payable	(757)	(1,143)	(1,004)
Payments for deferred financing costs	(25)	(104)	—
Payments of obligations under capital lease	(1,203)	(483)	(450)
Payment of earnout liability	(1,121)	—	—
Proceeds from stock issued under stock option plans	762	72	636
Excess tax benefit related to stock option exercises	668	31	289
Common shares repurchased and held in treasury	(2,557)	(922)	(2,631)
Net cash provided by (used in) financing activities	51,204	(10,239)	19,840
Effect of foreign currency on cash flow	(80)	183	849
Net change in cash and cash equivalents	(1,227)	1,496	2,467
Cash and cash equivalents at beginning of the period	10,711	9,215	6,748
Cash and cash equivalents at end of the period	$9,484	$10,711	$9,215
Supplemental Cash Flow Information
Interest paid	$2,797	$1,829	$1,516
Income taxes paid	4,157	1,558	2,446
Supplemental Non-Cash Investing and Financing Activities (Notes 4 and 7)
Purchase of infrastructure system	$2,779	$—	$1,105
Deferred financing costs	346	1,410	—
NSPI and DSW acquisitions related:
Fair value of assets, net of cash acquired	$—	$13,472	$1,510
Cash paid	—	(8,788)	(1,020)
Liabilities assumed	$—	$4,684	$490

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PC Mall, Inc. is a leading value added direct marketer of technology products, services and solutions to businesses, government and educational institutions and individual consumers. We go to market through our dedicated sales force of over 700 account executives. We also offer our products, services and solutions through our field service teams, various direct marketing techniques and a limited number of retail stores. Since our founding in 1987, we have served our customers in part by offering them multi-branded hardware solutions from leading brands including HP, Apple, Cisco, Microsoft and Lenovo. Through us, these and other manufacturers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. We add additional value to our manufacturer partners by being able to sell, deliver and incorporate their products and services into comprehensive solutions with a high degree of customization. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support, and centralized product fulfillment.

In conjunction with our eCost.com acquisition, which is discussed in detail below, beginning with the first quarter of 2011, our management considered the OnSale and eCOST businesses together as a separate segment and report their results accordingly, including revising all historical segment financial information reported herein. As such, in 2011, existing sales under the OnSale brand were no longer reported under the MacMall segment. In 2011, we had five operating segments, SMB, MME, Public Sector, MacMall and OnSale. We include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. In 2011, we generated approximately 37% of our revenue in our MME segment, 35% of our revenue in our SMB segment, 13% of our revenue in our MacMall segment, 12% of our revenue in our Public Sector segment and 3% of our revenue in our OnSale segment.

Our SMB segment consists of sales made primarily to small and medium sized businesses, generally with less than 1,000 employees. The SMB segment utilizes an outbound phone based sales force and, where applicable, a field-based sales force, together with an online extranet customized for individual customers that enables them to manage their IT procurement process. In addition, the SMB segment markets to small businesses through its Small Business Network utilizing its own social network site at www.pcmallsbn.com.

Our MME segment consists of sales made primarily to mid-market and enterprise-sized businesses, generally with more than 1,000 employees, under the SARCOM, NSPI and Abreon brands. The MME segment sells complex products, services and solutions, utilizing a field relationship-based selling model, an outbound phone based sales force, a field service organization and an online extranet.

Our Public Sector segment consists of sales made primarily to federal, state and local governments, as well as educational institutions. The Public Sector segment utilizes an outbound phone and field relationship-based selling model, as well as contract and bid business development teams and an online extranet.

Our MacMall segment historically included sales made under our MacMall brand name via telephone and the Internet to consumers, small businesses and creative professionals.

Our OnSale segment historically included sales made under our OnSale and eCost brand names via the Internet and inbound phone-based sales forces. The OnSale segment has utilized traditional internet marketing as well as our recently developed “daily deals” business model. Beginning in the first quarter of 2011, in response to what we believe to be a rapidly changing way in which consumers shop and go to market, our OnSale segment expanded its business to enter the market for local daily deals through social commerce. As this market and its related customer buying behaviors have continued to evolve, the “daily deals” business model is rapidly expanding to include sales of IT products. In response to these developments, we have determined that our strategic objectives can be best achieved by incorporating the best practices, technologies and methodologies we have developed in our stand alone “daily deals” business into our traditional eCommerce platform and no longer operating a stand alone “daily deals” business. In the first quarter of 2012, we expect to realign our operating segments by consolidating the OnSale and MacMall segments.

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

When a customer order contains multiple deliverables such as hardware, software and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under ASC 605-25, Revenue Recognition, Multiple-Element Arrangement. For arrangements with multiple units of accounting, arrangement consideration is allocated among the units of accounting, where separable, based on their relative selling price. Relative selling price is determined based on vendor-specific objective evidence, if it exists. Otherwise, third-party evidence of selling price is used, when it is available, and in circumstances when neither vendor-specific objective evidence nor third-party evidence of selling price is available, management’s best estimate of selling price is used.

Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If the actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional expense may be incurred.

Cost of Goods Sold

Cost of goods sold includes product costs, outbound and inbound shipping costs and costs of delivered services, offset by certain market development funds, volume incentive rebates and other consideration from vendors as described in “Advertising Costs and Vendor Consideration” below.

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less and credit card receivables with settlement terms less than 5 days are considered cash equivalents. Amounts due from credit card processors classified as cash totaled $3.9 million and $4.1 million at December 31, 2011 and 2010. Checks issued but not presented for payment to the bank, net of available cash subject to a right of offset, totaling $7.7 million and $0.7 million as of December 31, 2011and 2010 were included in “Accounts payable” in our Consolidated Balance Sheets. Our cash management programs result in utilizing available cash to pay down our line of credit.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of our accounts receivable (in thousands):

	December 31,
	2011	2010
Trade receivables	$183,337	$161,930
Vendor receivables	23,236	22,132
Other receivables	3,054	1,684
Total gross accounts receivable	209,627	185,746
Less: Allowance for doubtful accounts receivable	(1,642)	(1,802)
Accounts receivable, net	$207,985	$183,944

For the years ended December 31, 2011 and 2010, “Vendor receivables” presented above included $15.9 million and $13.4 million, respectively, of unbilled receivables relating to vendor consideration, which is described below under “Advertising Costs and Vendor Consideration.”

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. No customer accounted for more than 10% of trade accounts receivable at December 31, 2011 and 2010. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We have historically incurred credit losses within management’s expectations. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. We had reserves of $1.5 million and $1.3 million as of December 31, 2011 and 2010, reflecting lower of cost or market pricing and allowance for potential excess and obsolete inventory. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. As such, inventories include goods-in-transit to customers at December 31, 2011 and 2010.

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, Cisco, IBM, Ingram Micro, Lenovo, Microsoft, Sony, Sun Microsystems and Tech Data. Products manufactured by Apple represented approximately 21%, 21% and 19% of our net sales in 2011, 2010 and 2009. Products manufactured by HP represented 20%, 20% and 19% of our net sales in 2011, 2010 and 2009.

Advertising Costs and Vendor Consideration

We account for advertising costs in accordance with ASC 340-20 (formerly Statement of Position No. 93-7, “Reporting on Advertising Costs”). Our advertising expenditures are generally expensed in the period incurred. Total net advertising expenditures, which were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $7.4 million, $5.4 million and $8.5 million in the years ended December 31, 2011, 2010 and 2009, respectively.

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

We had $8.6 million and $4.6 million of unamortized internally developed software at December 31, 2011 and 2010, respectively.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of December 31 of each year. Under ASC 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income.

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

As of December 31, 2011, we performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis, we have determined that a SARCOM trademark was impaired as a result of a reassessment of its remaining useful life and recorded a non-cash impairment charge of $0.8 million as “Impairment of indefinite-lived trademark” in our Consolidated Financial Statements for the year ended December 31, 2011. We have determined that no other impairment of goodwill and other indefinite-lived intangible assets existed as of December 31, 2011.

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

In addition, fair values of our trademarks were determined using the relief from royalty method under the income approach to value.  This method applies a market based royalty rate to projected revenues that are associated with the trademarks.  Applying the royalty rate to projected revenues resulted in an indication of the pre-tax royalty savings associated with ownership of the trademarks.  Projected after-tax royalty savings were discounted to present value at the reporting unit’s weighted average cost of capital, and a tax amortization benefit (calculated based on a 15 year life for tax purposes) was added.

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of December 31, 2011.  In performing the step one analysis of fair value, we concluded that the estimated fair values of each of the Sarcom, Abreon and NSPI reporting units were between 9-10% greater than their individual carrying values. All of our $25.5 million of goodwill resides within these reporting units.  However, in applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others.  Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable.  Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.  For example, a change of 2-3% in our weighted-average cost of capital assumptions or a significant change in our estimated earnings growth for any of the three reporting units would have resulted in a fair value at, or slightly below, our current carrying value of these reporting units.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at December 31, 2011, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators.  When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was between 20-25% as of December 31, 2011.  We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of December 31, 2011 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of December 31, 2012 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the years ended December 31, 2011, 2010 and 2009, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-12, “Comprehensive Income” (ASU 2011-12), which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. There is currently a proposal to defer the requirement to disclose items that are reclassified from other comprehensive income to net income on the face of the financial statements. ASU 2011-12 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The new standard is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The adoption of the provisions of this accounting guidance effective January 1, 2012 is not expected to have any effect on our consolidated financial position or results of operations.

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

At December 31, 2011, a total of 778,200 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2011 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.

Stock-Based Compensation

For the years ended December 31, 2011, 2010 and 2009 and 2008, we recognized stock-based compensation expense of $2.4 million, $2.4 million and $1.7 million in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, and related deferred income tax benefits of $0.9 million, $0.9 million and $0.8 million.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2011, 2010 and 2009 pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding the expected term for options granted during the year ended December 31, 2011, 2010 and 2009, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using historical prices of our common stock for a period equal to the expected term of the options, which we determined to be six years for grants made during each of the years ended December 31, 2011, 2010 and 2009. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2011	2010
Risk free interest rate	1.84%	2.51%
Expected volatility	75%	78%
Expected term (in years)	6	6
Expected dividend yield	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2011 and stock options outstanding and exercisable at December 31, 2011 for the above plans:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	3,339,585	$5.81
Granted	495,000	7.79
Exercised	(276,428)	2.76
Forfeited	(78,369)	6.48
Expired/cancelled	(719)	0.77
Outstanding at December 31, 2011	3,479,069	6.32	6.35	$3,371
Exercisable at December 31, 2011	2,256,340	6.38	5.24	2,293

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2011, which was $6.28.

	Years Ended December 31,
	2011	2010	2009
Weighted average grant-date fair value of options granted during the period	$5.16	$3.32	$4.87
Total intrinsic value of options exercised during the period (in thousands)	1,821	95	805
Total fair value of shares vested during the period (in thousands)	2,387	2,290	1,603

On March 6, 2012, our Compensation Committee approved and granted, under our 1994 Plan, the award of options to purchase 200,000 shares of our common stock to Mark T. McGrath, our new President. These options were issued at an exercise price of $5.54 with a ten-year life, and vest quarterly over a five-year term.

Restricted Stock

On August 21, 2009, our Compensation Committee approved and granted, under our 1994 Plan, the award of 7,500 shares of restricted stock to each of our non-employee members of the board for a total award of 22,500 shares of restricted stock. The restricted stock awards each vested quarterly in equal amounts over a one year period from the date of grant. In accordance with ASC 718 (formerly SFAS 123R), we valued the restricted stock award at fair value as of the grant date and we recognized compensation expense on a straight-line basis over the vesting period. The grant date fair values of restricted stock awards which vested during 2010 and 2009 were $134,831 and $125,224.

As of December 31, 2011, there was $4.3 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize these costs over a weighted average period of 3.08 years.

4. Acquisitions

eCOST.com

On February 18, 2011, we acquired certain assets, including approximately $1 million of inventory, of eCOST.com, a subsidiary of PFSweb, Inc., for $2.3 million. Also, as part of this acquisition, we assumed certain liabilities related to a web-based promotional membership program available on eCOST.com’s website and liabilities with respect to customer warranty claims, credits, returns and refunds related to transactions of eCOST.com’s business or through the website from and after the acquisition date. eCOST.com is an online marketplace featuring an assortment of product categories, including but not limited to computers, networking, electronics and entertainment, TVs, monitors and projectors, cameras and camcorders, memory and storage, apparel, and sports and leisure items. The website also features a proprietary and patented shopping format, Bargain Countdown®, which amongst other features, offers limited time, limited quantity deals, and supports its premium online membership shopping club. eCOST.com commenced business in 1999 as a subsidiary of PC Mall. In September 2004, eCOST.com completed an initial public offering of approximately 19.8% of its outstanding common stock. In April 2005, we completed a spin-off of eCOST.com by distributing all of our remaining ownership interest in eCOST.com to our stockholders. In February 2006, eCOST.com was acquired by PFSweb in a stock for stock merger.

NSPI

In June 2010, Sarcom, Inc. (“SARCOM”), our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”). NSPI, primarily a provider of hosted data center and managed IT services in the southeastern United States, had approximately 73 employees as of the closing date, 53 of whom are billable IT resources. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders can earn additional consideration based on the performance of the NSPI business over two years following the acquisition, up to a total of approximately $5.2 million. In accordance with ASC 805, “Purchase Price Allocations” (formerly FAS No. 141R), based on a valuation of the fair value of the contingent consideration, we initially recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation is based upon management’s initial forecasts of expected profitability of NSPI during the earnout period, and will be updated, if necessary, in future periods with adjustments reflected in our consolidated statement of operations. In 2011, we recorded an adjustment to reduce the earnout liability by $1.2 million to reflect the decrease in estimated fair value of the earnout liability, and such adjustment is reflected as “Revaluation of earnout liability” on our Consolidated Statements of Operations for the year ended December 31, 2011.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2011	2010
Computers, software, machinery and equipment	$56,217	$47,665
Leasehold improvements	4,660	6,224
Furniture and fixtures	4,266	3,249
Building and improvements	7,119	1,725
Land	8,264	912
Software development and other equipment in progress	4,858	3,949
Subtotal	85,384	63,724
Less: Accumulated depreciation and amortization	(40,639)	(41,873)
Property and equipment, net	$44,745	$21,851

Depreciation and amortization expense for property and equipment, including fixed assets under capital leases, for the years ended December 31, 2011, 2010 and 2009 totaled $7.8 million, 6.3 million and $4.0 million.

In March 2011, we completed the purchase of the real property comprising approximately 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which became our new corporate headquarters. We moved into this building from our current headquarters located in Torrance, California in November 2011. The total purchase price was $9.6 million. Based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. We made certain improvements to the property and made purchases of additional furniture and equipment totaling approximately $7.6 million as of December 31, 2011.

In June 2011, we entered into a credit agreement to finance the purchase and improvement of this real property. The credit agreement provides a commitment for a loan up to $10.9 million of which there was $7.2 million outstanding at December 31, 2011. See Note 7 below for more information. In February 2012, we drew down an additional $2.9 million on this facility. Principal repayment began in March 2012.

In February 2012 we entered into capital lease agreements with US Bank for approximately $3.0 million for various furniture and equipment at our El Segundo headquarters office. We expect to enter into approximately $1.3 million of additional capital lease agreements in the near term.

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

	SMB	MME	Public Sector	MacMall	OnSale	Corporate & Other	Consolidated

Balance at December 31, 2009	$—	$19,291	$—	$—	$—	$—	$19,291
Acquisition of NSPI	—	6,219	—	—	—	—	6,219
Balance at December 31, 2010	$—	$25,510	$—	$—	$—	$—	$25,510

Balance at December 31, 2011	$—	$25,510	$—	$—	$—	$—	$25,510

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At December 31, 2011				At December 31, 2010
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	5	$5,715	(1)	$372	$5,343	$5,925	(1)	$203	$5,722
Customer relationships	6	10,600		6,431	4,169	10,100		4,672	5,428
Non-compete agreements	4	1,070		742	328	1,168		569	599
Total intangible assets		$17, 385		$7,545	$9,840	$17,193		$5,444	$11,749

(1)  Included in the total amount for “Patent, trademarks & URLs” at December 31, 2011and 2010 are $2.9 million and $5.2 million, respectively, of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was $2.2 million, $1.9 million and $1.5 million in each of the years ended December 31, 2011, 2010 and 2009.

Estimated amortization expense for intangible assets in each of the next five years and thereafter, as applicable, as of December 31, 2011 is as follows: $2.7 million in 2012, $1.8 million in 2013, $0.6 million in 2014, $0.5 million in 2015, $0.3 million in 2016 and $1.0 million thereafter.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 for each twelve-month periods ending on or after December 31, 2011. At December 31, 2011, we were in compliance with our financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At December 31, 2011, we had $91.9 million of net working capital advances outstanding under the line of credit. At December 31, 2011, the maximum credit line was $160 million and we had $49.7 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At December 31, 2011, we had $2.46 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $410,000 annually in each of the years 2012 through 2017.

At December 31, 2011, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.36%.

At December 31, 2011, $0.2 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in our “Notes payable — current” on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At December 31, 2011, we had $7.2 million outstanding under this credit agreement. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility. In February 2012, we drew down an additional $2.9 million under this credit agreement. See Note 16 for more information.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

8. Income Taxes

Our income tax expense consisted of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Current
Federal	$(377)	$966	$(1,701)
State	697	583	246
Foreign	86	—	—
Total — Current	406	1,549	(1,455)
Deferred
Federal	1,916	2,846	3,998
State	245	238	146
Foreign	473	243	129
Total — Deferred	2,634	3,327	4,273
Total income tax expense	$3,040	$4,876	$2,818

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	2011	2010	2009
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.8	3.5	3.8
Change in valuation allowance	7.8	0.6	(0.2)
Income from foreign subsidiary	—	—	5.6
Non-deductible business expenses	5.6	2.0	3.0
Other	(2.0)	(1.0)	(0.6)
Total	49.2%	39.1%	45.6%

The significant components of deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2011	2010
Deferred tax assets (liabilities):
Accounts receivable	$632	$680
Inventories	170	194
Property and equipment	(7,591)	(2,879)
Amortization	(1,964)	(1,933)
Accrued expenses and reserves	3,130	2,828
Foreign employment tax subsidy	(1,969)	(1,533)
Tax credits and loss carryforwards	4,929	2,881
Other	(10)	96
Total deferred tax (liabilities) assets	(2,673)	334
Valuation allowance	(719)	(237)
Net total deferred tax (liabilities) assets	$(3,392)	$97

The valuation allowance relates entirely to state net operating loss carryforwards generated by subsidiaries in a cumulative loss position.

Current deferred tax liabilities relating to foreign employment tax subsidy of $2.0 million and $1.5 million at December 31, 2011 and 2010, respectively, as provided in the table above, were included as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets.

At December 31, 2011, we had state net operating loss carryforwards of $31.6 million, which begin to expire at the end of 2013, and federal net operating loss carryforwards and carrybacks of $12.7 million, which begin to expire at the end of 2024. $5.3 million of the federal net operating loss carryforwards and $2.5 million of the state net operating loss carryforwards relate to pre-acquisition losses from an acquired subsidiary and, accordingly, are subject to annual limitations as to their use under the provisions of IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited.

The exercise of stock options and warrants in 2011 and 2010 resulted in no tax benefits in 2011 and approximately $34,000 in 2010 that have been reflected as a reduction of taxes payable and an increase to additional paid-in capital.

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

Accounting for Uncertainty in Income Taxes

At December 31, 2011, we had no material unrecognized tax positions.  For the years ended December 31, 2011, 2010 and 2009, we did not recognize any interest or penalties for uncertain tax positions. There were also no accrued interest and penalties at December 31, 2011 and December 31, 2010. Since we did not have any unrecognized tax benefits at December 31, 2011, we do not, accordingly, anticipate any significant increases or decreases within the next twelve months.

We have elected to classify interest and penalties related to income tax liabilities, when applicable, as part of interest and penalty expense in our consolidated statement of income rather than as a component of income tax expense.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2007, and state income tax examinations for years following 2006. In addition, certain federal and state net operating loss carryforwards generated after 2003 and 1997, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

9. Commitments and Contingencies

Commitments

We lease office and warehouse space and equipment under various non-cancelable operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. We also have minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year). In addition, we have obligations under capital leases for computers and related equipment, telecommunications equipment and software. As of December 31, 2011, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations	$5,121	$4,680	$3,503	$2,146	$1,568	$227	$17,245
Capital lease obligations	1,490	1,401	697	353	147	—	4,088
Other commitments (a)	8,411	1,123	384	50	—	—	9,968
Standby Letters of Credit (b)	10,000	—	98	—	—	—	10,098
Earn-out (c)	1,100	—	—	—	—	—	1,100
Total minimum payments	$26,122	$7,204	$4,682	$2,549	$1,715	$227	$42,499

(a)

Other commitments consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).

(b)

Standby LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. The LOC amounts in the table above represent the amount of commitment expiration per period presented. There were no claims made against any standby LOCs during the year ended December 31, 2011.

(c)

Earn-out represents the fair value of the future contingent liability, arising from our acquisition of NSPI, as it is recorded on our Consolidated Balance Sheet under “Accrued expenses and other current liabilities.” At completion of acquisition of NSPI in June 2010, the fair value of the earn-out was based on an initial valuation of the fair value of the contingent consideration, under which the sellers of NSPI can earn up to a total of approximately $5.2 million over a two year period commencing from the acquisition date. The earn-out amounts in the table above represent the fair value of the contingent liability at December 31, 2011 and the respective earn-out periods.

For the years ended December 31, 2011, 2010 and 2009, total rent expense, net of sublease income, totaled $6.6 million, $6.6 million and $6.3 million. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

In February 2012, AF Services, LLC, our wholly-owned subsidiary, entered into a capital lease agreements with US Bank for approximately $3.0 million of various furniture and equipment at our El Segundo headquarters office. See Note 16 below for more detailed information.

On February 28, 2012, we drew down an additional $2.9 million on our existing credit facility which finances the acquisition and improvement of the real property we purchased in El Segundo, California.  Principal repayment began in March 2012.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com, ecost.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Based on our estimates, which are subject to change, we currently expect to incur a total cost of up to $14 million for all these IT system upgrades. To date, we have incurred approximately $10.8 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

In addition to the upgrades to our IT systems, in July 2008, we entered into an agreement with Cisco Systems for the purchase and implementation of various solutions to upgrade our current infrastructure for up to approximately $4.6 million. The purchase is financed through a capital lease over a five year term. Our plan is to provide a unified platform for our entire company and to provide a robust and efficient contact center. To date, we have received all of the Cisco equipment. We completed the implementation of the Cisco solution across all of our locations in the second quarter of 2011.

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

During 2011, 2010 and 2009, we repurchased a total of 432,012 shares, 200,084 shares and 582,779 shares of our common stock at an annual aggregate cost of $2.6 million, $0.9 million and $2.6 million, respectively. The repurchased shares were recorded as treasury stock. As of December 31, 2011 and 2010, we had total treasury shares of 2,373,184 and 1,941,172 shares, respectively. The common shares held as treasury stock are available for general corporate purposes.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

11. Earnings Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 1,110,000, 1,395,000 and 1,666,000 for the years ended December 31, 2011, 2010 and 2009 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Year Ended December 31, 2011:
Basic EPS
Net income	$3,132	12,225	$0.26
Effect of dilutive securities
Dilutive effect of stock options	—	251
Diluted EPS
Adjusted net income	$3,132	12,476	$0.25
Year Ended December 31, 2010:
Basic EPS
Net income	$7,573	12,220	$0.62
Effect of dilutive securities
Dilutive effect of stock options	—	248
Diluted EPS
Adjusted net income	$7,573	12,468	$0.61
Year Ended December 31, 2009:
Basic EPS
Net income	$3,357	12,373	$0.27
Effect of dilutive securities
Dilutive effect of stock options	—	302
Diluted EPS
Adjusted net income	$3,357	12,675	$0.26

12. Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. We make 25% matching contributions for amounts that do not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a 5 year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $493,000, $733,000 and $406,000 in 2011, 2010 and 2009, respectively.

Restricted Stock, Stock Warrants and Options Issued to Non-employees

On September 15, 2011, our Compensation Committee approved and granted, under our 1994 Plan, the award of options to purchase 10,000 shares of our common stock to each of our non-employee members of our board. These options were issued at an exercise price of $6.24 with a ten-year term, and vests quarterly over a two-year term.

On August 18, 2010, our Compensation Committee approved and granted, under our 1994 Plan, the award of options to purchase 10,000 shares of our common stock to each of our non-employee members of our board. These options were issued at an exercise price of $4.22 with a ten-year term, and vests quarterly over a two-year term. See Note 3 for more information on our accounting for stock-based compensation.

On March 2, 2010, our Compensation Committee approved and granted, under our 1994 Plan, the award of options to purchase 20,000 shares of our common stock to a third-party investor relations consultant. The options were issued at an exercise price of $4.76 with a five-year term and vest quarterly over a one-year term. We valued the options at fair value at grant date based on a Black-Scholes fair value calculation and the options were measured at fair value at each subsequent reporting period, with changes in value recorded over the twelve month performance period of the option.

On August 21, 2009 and July 31, 2008, our Compensation Committee approved and granted, under our 1994 Plan, the award of 7,500 shares and 4,000 shares, respectively, of restricted stock to each of our non-employee members of our board for a total award of 22,500 shares and 12,000 shares of restricted stock. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant.

13. Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$3,132	$7,573	$3,357
Other comprehensive income (loss):
Foreign currency translation adjustments	(209)	354	849

Total comprehensive income	$2,923	$7,927	$4,206

14. Segment Information

Our five operating segments, SMB, MME, Public Sector, MacMall and OnSale, are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. For more information, see Note 1 above. Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	MacMall	OnSale	Corporate & Other	Consolidated
Year Ended December 31, 2011
Net sales	$509,463	$532,402	$181,795	$190,237	$43,307	$(1,985)	$1,455,219
Gross profit	67,205	81,483	16,908	20,465	4,679	(252)	190,488
Depreciation and amortization expense(1)	8	3,650	179	468	359	5,380	10,044
Operating profit (loss)	36,899	27,582	1,748	4,553	(4,563)	(56,763)	9,456

Year Ended December 31, 2010
Net sales	$487,865	$493,733	$187,331	188,677	$10,857	$(149)	$1,368,314
Gross profit	60,324	75,301	14,189	20,345	1,059	77	171,295
Depreciation and amortization expense(1)	15	3,103	210	432	—	4,397	8,157
Operating profit (loss)	31,362	23,190	737	5,365	(36)	(46,150)	14,468

Year Ended December 31, 2009
Net sales	$368,846	$382,725	$173,957	$201,617	$10,902	$14	$1,138,061
Gross profit	47,259	65,182	18,300	21,221	870	184	153,016
Depreciation and amortization expense(1)	43	2,506	213	119	—	2,716	5,597
Operating profit (loss)	23,048	18,613	5,847	3,793	(607)	(42,952)	7,742

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of December 31, 2011 and 2010, we had total consolidated assets of $393.3 million and $334.1 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S.  During the years ended December 31, 2011, 2010 and 2009, less than 1% of our total net sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our total net sales in the years ended December 31, 2011, 2010 and 2009.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2011	2010	2009
U.S.	$43,638	$20,848	$16,235
Philippines	668	566	516
Canada	439	437	340
Property and equipment, net	$44,745	$21,851	$17,091

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

We have recently engaged Eruces to provide services related to enhancement logic to encrypt certain data and preserve the data’s initial format. These services are being provided at a one-time cost of $30,000.

16. Subsequent Events

In February 2012 we entered into capital lease agreements with US Bank for approximately $3.0 million for various furniture and equipment at our El Segundo headquarters office. We expect to enter into $1.3 million of additional capital lease agreements in the near term.

In February 2012, one of our wholly-owned subsidiaries entered into an agreement with Nautilus Group, Inc. (the “Buyer”) to sell certain real property to the Buyer for a total cash sales price of $17.5 million. The real property is located in Santa Monica, California and includes approximately 32,500 square feet of land together with a building of approximately 9,750 square feet.  The building is currently being used by our subsidiary as a technology products retail store. The sale of the property will result in a book gain of approximately $15.9 million. Until May 13, 2012 the (“Contingency Date”), the Buyer is entitled to terminate the agreement for any reason while it conducts due diligence related to the property.  The agreement also contains other customary closing conditions to the purchase and sale of the real property.

In February 2012, we drew down an additional $2.9 million on our existing credit facility which finances the acquisition and improvement of the real property we purchased in El Segundo, California.  Principal repayment began in March 2012.

* * *

PC MALL, INC.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION

(unaudited, in thousands, except per share data)

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$335,938	$361,910	$367,547	$389,824
Gross profit	43,469	46,386	50,201	50,432
Net income (loss)	727	1,036	1,762	(393)
Basic and diluted earnings (loss) per common share:
Basic	$0.06	$0.08	$0.14	$(0.03)
Diluted	0.06	0.08	0.14	(0.03)

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$289,854	$316,983	$336,099	$425,378
Gross profit	38,029	40,555	43,240	49,471
Net income	173	1,363	2,120	3,917
Basic and diluted earnings per common share:
Basic	$0.01	$0.11	$0.17	$0.32
Diluted	0.01	0.11	0.17	0.32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officers, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management believes that, as of December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 5.02 — Compensatory Arrangements of Certain Officers.”

On March 14, 2012, our Board of Directors approved and adopted a new executive incentive bonus plan and certain additional separate individual bonus plans for our executive officers to be effective for the fiscal year ending December 31, 2012. The new executive bonus plans were approved and recommended to the Board of Directors by the Compensation Committee after consideration by the Committee of our compensation philosophies, principles and processes as described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on April 29, 2011. These philosophies, principles and processes provide for periodic review by the Committee of the performance of our executive officers, the components of their compensation and the effectiveness of our compensation programs in rewarding the contributions of our executive officers towards enhancing our specific business goals while retaining and motivating high quality individuals. In adopting the new executive bonus plans for the fiscal year ending December 31, 2012, the Committee considered a 2010 report from an independent third party compensation consultant, Towers Watson, together with other recent competitive market data.

The general executive bonus plans cover the following executive officers, with applicable incentive targets under the plans indicated as a percentage of base salary for each as follows:

Name	Title	Total Target	Executive Quantitative Plan % of Target		Executive Qualitative Plans % of Target
Frank Khulusi	Chairman and Chief Executive Officer	50% of base salary	100%		0%
Mark McGrath	President	50% of base salary	100%		0%
Brandon LaVerne	Chief Financial Officer	40% of base salary	100%		0%
Kristin Rogers	EVP, Sales and Marketing	40% of base salary	67%		33%
Rob Newton	EVP, General Counsel	40% of base salary	0%		100	%(1)
Joseph Hayek	EVP, Corporate Development and Investor Relations	40% of base salary	100	%(2)	0%

(1)          Mr. Newton does not participate in the executive quantitative plan based on an agreement between the company and Mr. Newton, which was originally entered into in June of 2004 in an effort to avoid any conflict of interest in the outcome of his legal advice to the company.

(2)          Mr. Hayek’s plan calls for a minimum annual payment under his bonus plan of 20% of his base salary, regardless of quantitative achievement.

Executive Quantitative Plan

The executive quantitative plan will be funded at the above amounts if the company achieves 100% of a target of EBITDA for the 2012 calendar year. EBITDA is defined under the plan as earnings before interest, taxes, depreciation and amortization, and adjusted for non-recurring special charges, if any, to be excluded from the calculation of EBITDA in the discretion of the Compensation Committee, including, but not limited to non-cash adjustments such as goodwill and intangible asset adjustments, material unforeseen litigation and restructuring and related severance costs.

The plan also has a minimum EBITDA for any quantitative incentive bonuses to be paid under the plan and contains incentive bonus decelerators based on performance below the performance target. If the company’s performance falls below the performance target, but is at least 90% of the performance target, the incentive bonuses may be reduced by a percentage of the incentive bonus target equal to two times the percentage points by which EBITDA falls below the performance target. For example, if the company achieves 90% of the performance target, incentive bonuses under the plan may be funded at 80% of the target incentive bonus amounts described above.

Additional decelerators will apply if the company’s performance is between 80% and 90% of the performance target.  In such event, in addition to the first decelerator described above for performance between 90% and 100% of the performance target, the incentive bonus amounts may be further decreased by an additional eight times the percentage points by which EBITDA falls below 90% of the performance target.  For example, if the company achieves 85% of the performance target, incentive bonuses under the plan may be funded at 40% of the incentive bonus amounts described above.  If the company achieves less than 80% of the performance target, the plan will not be funded, and no incentive bonuses will be paid under the plan.

The plan also contains accelerators under which the incentive bonus amounts can exceed the above described target incentive bonus amounts. If the company’s performance is between 100% and 110% of the performance target, the incentive bonuses may be increased at a rate of two times the percentage points by which EBITDA exceeds 100% of the performance target.  For example, if the company achieves 110% of the performance target, the incentive bonuses may be paid at 120% of the above described incentive bonus target amounts.

Additional accelerators are available if the company’s performance is between 111% and 120% of the performance target. In such event, in addition to the first accelerator described above for performance between 100% and 110% of the performance target, the incentive bonus amounts may be further increased by an additional four times the percentage points by which the performance target exceeds 110%. For example, if the company achieves 120% of the performance target, the plan may be funded and incentive bonuses paid at 160% of the above described incentive bonus target amounts.

Further accelerators are available if the company’s performance is between 121% and 127% of the performance target.  In such event, in addition to the two accelerators described above for performance between 100% and 120% of the performance target, the incentive bonus amounts may be further increased by an additional six times the percentage points by which the performance target exceeds 120%.  For example, if the company achieves 125% of the performance target, the plan may be funded and incentive bonuses paid at 190% of the above described incentive bonus target amounts, with a maximum funding of 202% of the incentive bonus targets. If the company achieves 127% or more of the performance target, the plan may be funded and incentive bonuses paid at 202% of the above described incentive bonus target amounts.

Individual Qualitative Plans

In addition to any incentive earned under the executive quantitative plan above, Ms. Rogers and Mr. Newton each have certain individual qualitative targets that are tailored for their respective responsibilities to the company based on recommendations made by the CEO and approved by the Compensation Committee and shall be paid quarterly or annually in the discretion of the Compensation Committee.

General Terms

All amounts funded under the any of the above plans may be increased or reduced for each executive officer at the sole discretion of the Compensation Committee based upon qualitative or quantitative factors which the Compensation Committee may deem appropriate from time to time. In addition to participation in the above described plans, all of our executive officers are eligible for additional discretionary bonuses as determined from time to time by our Compensation Committee.  No bonus is earned until it is paid under any of these plans. Therefore, in the event the employment of an executive eligible under these plans is terminated (either by the company or by the eligible executive, whether voluntarily or involuntarily) before a bonus is paid, the executive will not be deemed to have earned that bonus and will not be entitled to any portion of that bonus.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers as of March 15, 2012 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	45	Chairman of the Board and Chief Executive Officer
Mark T. McGrath	47	President
Brandon H. LaVerne	40	Chief Financial Officer, Treasurer and Chief Accounting Officer
Kristin M. Rogers	53	Executive Vice President — Sales and Marketing
Robert I. Newton	46	Executive Vice President, General Counsel and Secretary
Joseph B. Hayek	39	Executive Vice President, Corporate Development and Investor Relations

The following is a biographical summary of the experience of our executive officers:

Frank F. Khulusi is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987, served as President until July 1999, and resumed the office of President in March 2001 through March 2012. Mr. Khulusi attended the University of Southern California.

Mark T. McGrath joined us in March 2012 and currently serves as President. Mr. McGrath was previously with Arrow Electronics from 2011 to 2012, where he most recently served as President of the company’s Arrow S3 subsidiary, which is a Voice over Internet Protocol (VoIP) centric solutions provider. Prior to his service with Arrow, Mr. McGrath served as CEO of Synergy Solutions, a telecom services outsourcing company from 2009 to 2011. Mr. McGrath was the President of Insight Enterprises’ North American and Asia Pacific businesses from September 2006 until March 2009. He joined Insight in May 2005 as President of Insight Direct USA before being promoted to President and was promoted to President of Insight’s North America and APAC operating segments in September 2006.  From 1987 to 2005, Mr. McGrath worked for the IBM Corporation in various sales and general management roles. Mr. McGrath graduated from Miami University in Oxford, OH with a Bachelor’s Degree in business.

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

Information regarding our board of directors, audit committee, audit committee financial expert, code of business conduct and ethics, our nominating and corporate governance committee as well as other corporate governance matters is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors -Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this report:

Page Number
(1)	Financial Statements	See Part II, Item 8, beginning on page 53

(2)	Financial Statement Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2011, 2010 and 2009	See Part IV, Item 15, beginning on page 81

(3)	Exhibits	See Part IV, Item 15, beginning on page 83

PC MALL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2011	$1,802	$2,213		$(2,373	)(a)	$1,642
December 31, 2010	2,740	1,358		(2,296	)(a)	1,802
December 31, 2009	4,241	2,088		(3,589	)(a)	2,740

Reserve for inventory for the years ended:
December 31, 2011	$1,313	$812		$(542	)(b)	$1,583
December 31, 2010	1,571	94		(352	)(b)	1,313
December 31, 2009	1,713	642		(784	)(b)	1,571

Sales returns reserve for the years ended:
December 31, 2011	$1,569	$19,711		$(19,314	)(c)	$1,966
December 31, 2010	1,690	19,334		(19,455	)(c)	1,569
December 31, 2009	1,653	20,637		(20,600	)(c)	1,690

Valuation allowance for deferred tax assets for the years ended:
December 31, 2011	$237	$497	(d)	$(15	)(d)	$719
December 31, 2010	165	176	(d)	(104	)(d)	237
December 31, 2009	179	115	(d)	(129	)(d)	165

(a)	Relates primarily to accounts written-off.
(b)	Relates primarily to excess and/or obsolete inventory written-off.
(c)	Relates to sales returns received and applied to sales returns reserve.
(d)	Relates primarily to changes in valuation allowances applied to various state net operating loss carryforwards.

EXHIBIT LIST

Exhibit Number	Description

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

10.19

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.20

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.21

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.22

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.23

Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004 (incorporated herein by reference to Exhibit 10.8 to the September 30, 2007 Form 10-Q)

10.24

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.25

Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.26

Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended March 31, 2007 filed with the Commission on May 15, 2007)

10.27

Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.28+

Second Amended and Restated Loan and Security Agreement, dated as of December 14, 2010, by and among PC Mall, Inc., wholly-owned subsidiaries of PC Mall, Inc., Wells Fargo Capital Finance, LLC (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

10.29

Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions by and between PC Mall, Inc. and Citibank N.A., dated as of January 7, 2011 (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

10.30

First Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 7, 2011 (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

10.31

Second Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 22, 2011 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

10.32

Lease Agreement, Executed By and Between SARCOM Properties, Inc. and AF Services, LLC, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 26, 2010)

10.33*

Summary of Executive Bonus Plan, adopted August 18, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended September 30, 2010 filed with the Commission on November 9, 2010)

10.34*	Summary of Executive Bonus Plan, adopted March 14, 2012

10.35*	Summary of Executive Salary and Bonus Arrangements

10.36*

Summary of Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) for the year ended December 31, 2009 filed with the Commission on March 16, 2010)

10.37*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008)

10.38*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 16, 2009)

10.39

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2009)

10.40

First Amendment to Second Amended and Restated Loan and Security Agreement and Consent, dated as of June 28, 2011, by and among PC Mall, Inc. and all of its domestic subsidiaries, certain lenders and Well Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on July 1, 2011)

10.41+

Second Amendment to Second Amended and Restated Loan and Security Agreement and Consent, dated as of November 30, 2011, by and among PC Mall, Inc. and all of its domestic subsidiaries, certain lenders and Well Fargo Capital Finance, LLC

10.42*	Employment Agreement entered into by and between Mark T. McGrath and PC Mall, Inc. on February 25, 2012

10.43

Agreement of Purchase and Sale and Joint Escrow Instructions dated February 10, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 16, 2012)

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2011

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, or compensatory plan or arrangement.
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

PC MALL, INC.
(Registrant)

Date: March 15, 2012	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman and Chief Executive Officer
Frank F. Khulusi	(Principal Executive Officer)	March 15, 2012

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief	March 15, 2012
Brandon H. LaVerne	Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ THOMAS A. MALOOF	Director	March 15, 2012
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 15, 2012
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 15, 2012
Paul C. Heeschen

***

EXHIBIT INDEX

Exhibit Number	Description

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

10.19

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.20

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.21

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.22

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.23

Lease Agreement, dated as of July 1, 2001, by and between Sarcom Properties, Inc. and Sarcom Desktop Solutions, Inc., as amended as of December 1, 2002 and as of March 22, 2004 (incorporated herein by reference to Exhibit 10.8 to the September 30, 2007 Form 10-Q)

10.24

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.25

Asset Purchase Agreement, dated as of September 7, 2006, by and among a wholly-owned subsidiary of PC Mall Gov, Inc. GMRI and the shareholders of GMRI (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2006)

10.26

Joint Stipulation of Settlement and Release made and entered into by and between Plaintiff Nicole Atkins, Class Representative and Defendants PC Mall, Inc. and PC Mall Sales, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended March 31, 2007 filed with the Commission on May 15, 2007)

10.27

Registration Rights Agreement, dated as of September 17, 2007, by and among PC Mall, Inc., Zohar CDO 2003-1, Limited, Zohar II 2005-1, Limited, Charles E. Sweet, Robert F. Angart & Company, John R. Strauss, Daniel A. Schneider and Howard Schapiro (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 18, 2007)

10.28+

Second Amended and Restated Loan and Security Agreement, dated as of December 14, 2010, by and among PC Mall, Inc., wholly-owned subsidiaries of PC Mall, Inc., Wells Fargo Capital Finance, LLC (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

10.29

Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions by and between PC Mall, Inc. and Citibank N.A., dated as of January 7, 2011 (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

10.30

First Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 7, 2011 (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

10.31

Second Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 22, 2011 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 25, 2011)

10.32

Lease Agreement, Executed By and Between SARCOM Properties, Inc. and AF Services, LLC, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 26, 2010)

10.33*

Summary of Executive Bonus Plan, adopted August 18, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended September 30, 2010 filed with the Commission on November 9, 2010)

10.34*	Summary of Executive Bonus Plan, adopted March 14, 2012

10.35*	Summary of Executive Salary and Bonus Arrangements

10.36*

Summary of Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) for the year ended December 31, 2009 filed with the Commission on March 16, 2010)

10.37*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008)

10.38*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 16, 2009)

10.39

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2009)

10.40

First Amendment to Second Amended and Restated Loan and Security Agreement and Consent, dated as of June 28, 2011, by and among PC Mall, Inc. and all of its domestic subsidiaries, certain lenders and Well Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on July 1, 2011)

10.41+

Second Amendment to Second Amended and Restated Loan and Security Agreement and Consent, dated as of November 30, 2011, by and among PC Mall, Inc. and all of its domestic subsidiaries, certain lenders and Well Fargo Capital Finance, LLC

10.42*	Employment Agreement entered into by and between Mark T. McGrath and PC Mall, Inc. on February 25, 2012

10.43

Agreement of Purchase and Sale and Joint Escrow Instructions dated February 10, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 16, 2012)

21.1	Subsidiaries of PC Mall, Inc. as of December 31, 2011

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PC Mall, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, or compensatory plan or arrangement.
+

Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***