Form 10-Q
period 2012-03-31
PC MALL INC
filed 2012-05-10
CIK 937941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 0-25790

PC MALL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4518700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1940 E. Mariposa Avenue

El Segundo, California 90245

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

As of May 7, 2012, the registrant had 12,028,250 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,613	$9,484
Accounts receivable, net of allowances of $1,645 and $1,642	190,718	207,985
Inventories, net	60,129	79,456
Prepaid expenses and other current assets	11,401	9,681
Deferred income taxes	4,023	3,937
Total current assets	274,884	310,543
Property and equipment, net	45,206	44,745
Deferred income taxes	273	247
Goodwill	25,510	25,510
Intangible assets, net	9,094	9,840
Other assets	2,357	2,387
Total assets	$357,324	$393,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,940	$122,523
Accrued expenses and other current liabilities	27,442	31,797
Deferred revenue	15,457	18,079
Line of credit	64,231	91,852
Notes payable — current	1,064	1,015
Total current liabilities	223,134	265,266
Notes payable and other long-term liabilities	17,389	11,574
Deferred income taxes	5,606	5,606
Total liabilities	246,129	282,446
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,401,434 and 14,368,888 shares issued; and 12,028,250 and 11,995,704 shares outstanding, respectively	14	14
Additional paid-in capital	108,712	108,061
Treasury stock, at cost: 2,373,184 shares at each period	(9,733)	(9,733)
Accumulated other comprehensive income	2,444	2,256
Retained earnings	9,758	10,228
Total stockholders’ equity	111,195	110,826
Total liabilities and stockholders’ equity	$357,324	$393,272

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$342,346	$335,938
Cost of goods sold	295,574	292,469
Gross profit	46,772	43,469
Selling, general and administrative expenses	46,643	41,554
Operating profit	129	1,915
Interest expense, net	931	723
(Loss) income before income taxes	(802)	1,192
Income tax (benefit) expense	(332)	465
Net (loss) income	$(470)	$727

Basic and Diluted Earnings (Loss) Per Common Share
Basic	$(0.04)	$0.06
Diluted	(0.04)	0.06

Weighted average number of common shares outstanding:
Basic	12,001	12,232
Diluted	12,001	12,607

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(470)	$727

Comprehensive income:
Foreign currency translation adjustments	188	192
Total other comprehensive income	188	192
Comprehensive (loss) income	$(282)	$919

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in-	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income	Earnings	Total
Balance at December 31, 2011	11,996	$14	$108,061	$(9,733)	$2,256	$10,228	$110,826
Stock option exercises, including related income tax benefit	32	—	80	—	—		80
Stock-based compensation expense	—	—	571	—	—	—	571
Net loss	—	—	—	—	—	(470)	(470)
Translation adjustments	—	—	—	—	188	—	188
Balance at March 31, 2012	12,028	$14	$108,712	$(9,733)	$2,444	$9,758	$111,195

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(470)	$727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,150	2,165
Provision for deferred income taxes	32	231
Net tax benefit related to stock option exercises	—	1
Excess tax benefit related to stock option exercises	(39)	(660)
Non-cash stock-based compensation	571	534
Gain on sale of fixed assets	—	(4)
Change in operating assets and liabilities:
Accounts receivable	17,075	13,949
Inventories	19,327	6,621
Prepaid expenses and other current assets	(1,531)	(714)
Other assets	30	14
Accounts payable	(7,100)	(30,291)
Accrued expenses and other current liabilities	(5,307)	(6,005)
Deferred revenue	(2,622)	4,868
Total adjustments	23,586	(9,291)
Net cash provided by (used in) operating activities	23,116	(8,564)
Cash Flows From Investing Activities
Purchase of El Segundo building	—	(9,565)
Purchases of property and equipment	(2,456)	(1,898)
Acquisition of assets, net	—	(2,327)
Proceeds from sale of fixed assets	—	9
Net cash used in investing activities	(2,456)	(13,781)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(27,621)	11,730
Capital lease proceeds	4,377	—
Borrowings under notes payable	2,859	—
Repayments under notes payable	(259)	(196)
Change in book overdraft	(567)	6,719
Payments of obligations under capital lease	(438)	(299)
Payments for deferred financing costs	—	(25)
Proceeds from stock issued under stock option plans	80	665
Excess tax benefit related to stock option exercises	39	660
Net cash (used in) provided by financing activities	(21,530)	19,254
Effect of foreign currency on cash flow	(1)	(21)
Net change in cash and cash equivalents	(871)	(3,112)
Cash and cash equivalents at beginning of the period	9,484	10,711
Cash and cash equivalents at end of the period	$8,613	$7,599
Supplemental Cash Flow Information
Interest paid	$809	$608
Income taxes paid	406	2,323
Supplemental Non-Cash Investing and Financing Activities
Purchase of infrastructure system	$325	$1,146
Deferred financing costs	—	38

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

In conjunction with our eCost.com acquisition, which is discussed in detail below, beginning with the first quarter of 2011, our management considered the OnSale and eCOST businesses together as a separate segment and reported their results accordingly. As such, in 2011, existing sales under the OnSale brand were no longer reported under the MacMall segment and we had five operating segments: SMB, MME, Public Sector, MacMall and OnSale.

In the first quarter of 2012, we determined that certain product sales in a daily deal format marketed under our OnSale segment’s daily deal business can do considerably better than in a traditional ecommerce catalog format. As this “daily deal” market and its related customer buying behaviors have continued to evolve, the “daily deals” business model is rapidly expanding to include sales of IT products. In response to these developments, we determined that our strategic objectives can be best achieved by incorporating the best practices, technologies and methodologies we have developed in our stand alone “daily deals” business into our traditional eCommerce platform and no longer operating a stand alone “daily deals” business. As a result, and in order to take advantage of this opportunity, we have determined that we will no longer operate a stand-alone “daily deals” business under OnSale. Instead, we have taken the best practices and technology we have developed in the OnSale daily deals business and incorporated them into our overall eCommerce offering. Beginning in the first quarter of 2012, we restored operating and reporting of the OnSale and MacMall businesses within a single segment. As a result, we now have four operating segments: SMB, MME, Public Sector and MacMall/OnSale. We include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

During the three months ended March 31, 2012, we generated approximately 40% of our revenue in our MME segment, 34% of our revenue in our SMB segment, 16% of our revenue in our MacMall/OnSale segment and 10% of our revenue in our Public Sector segment.

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

Our MacMall/OnSale segment consists of sales made under our MacMall brand name via telephone, the Internet and four retail stores to consumers, small businesses and creative professionals, and sales made under our OnSale and eCost brand names via the Internet and inbound phone-based sales forces. The OnSale business has utilized traditional internet marketing as well as our recently developed “daily deals” business model.

2. Summary of New Accounting Standard

In June 2011, the FASB issued ASU 2011-12, “Comprehensive Income” (ASU 2011-12), which amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU 2011-12 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted the two separate but consecutive financial statements presentation effective in our quarterly period ended March 31, 2012. The adoption of this new standard did not have any effect on our consolidated financial position or results of operations.

3. Property and Equipment

El Segundo Building

In March 2011, we completed the purchase of the real property comprising approximately 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which became our new corporate headquarters. We moved into this building from our current headquarters located in Torrance, California in November 2011. The total purchase price was $9.6 million. Based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. In June 2011, we entered into a credit agreement to finance the purchase and improvement of this real property. The credit agreement provides a commitment for a loan up to $10.9 million of which we drew down a total of $10.1 million through March 31, 2012. At March 31, 2012, approximately $10 million was outstanding under this credit agreement. See Note 6 below for more information.

Capital Leases

In February and March 2012, we entered into capital lease agreements with a bank totaling approximately $4.4 million related to various furniture and equipment at our El Segundo, California corporate headquarters office. The capital leases have a five year term.

4. Acquisition

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

5. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the quarter ended March 31, 2012. Goodwill totaled $25.5 million as of March 31, 2012 and December 31, 2011, all of which related to our MME segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At March 31, 2012				At December 31, 2011
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	5	$5,715	(1)	$606	$5,109	$5,715	(1)	$372	$5,343
Customer relationships	6	10,600		6,875	3,725	10,600		6,431	4,169
Non-compete agreements	4	1,070		810	260	1,070		742	328
Total intangible assets		$17,385		$8,291	$9,094	$17,385		$7,545	$9,840

(1)      Included in the gross amounts for “Patent, trademarks & URLs” at March 31, 2012 and December 31, 2011 are $2.9 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was approximately $0.7 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $2.0 million in the remainder of 2012; $1.8 million in 2013, $0.6 million in 2014, $0.5 million in 2015, $0.3 million in 2016 and $1.0 million thereafter.

6. Line of Credit and Notes Payable

We maintain an asset-based revolving credit facility of up to $160 million from a lending unit of a large commercial bank. The credit facility provides for, among other things, (i) a credit limit of $160 million, which may be increased in increments of $5 million up to a total credit limit of $180 million, provided that any increase of the total credit limit in excess of $160 million is subject to, among other things, an acceptance and commitment by the lenders to such excess amount and a line increase fee not to exceed 0.65% of the increased amount; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of March 31, 2015. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. There can be no assurance that the lenders, if we elected to increase the credit limit, will commit to the remaining excess $20 million of credit beyond the $160 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $160 million.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 for each twelve-month period. At March 31, 2012, we were in compliance with our financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At March 31, 2012, we had $64.2 million of net working capital advances outstanding under the line of credit. At March 31, 2012, the maximum credit line was $160 million and we had $50.1 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At March 31, 2012, we had $2.36 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $307,500 in the remainder of 2012 and $410,000 annually in each of the years 2013 through 2017.

At March 31, 2012, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.29%.

At March 31, 2012, $0.2 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, was included in our “Notes payable — current” on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At March 31, 2012, we had $10 million outstanding under this credit agreement. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

7. Income Taxes

Accounting for Uncertainty in Income Taxes

ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the three months ended March 31, 2012, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of March 31, 2012.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2007, and state income tax examinations for years following 2006. In addition, certain federal and state net operating loss carryforwards generated after 2003 and 1997, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

8. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended March 31, 2012 and 2011, approximately 1,789,000 and 522,000 shares of common stock underlying stock options have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended March 31, 2012:
Basic EPS
Net loss	$(470)	12,001	$(0.04)
Effect of dilutive securities
Dilutive effect of stock options	—	—
Diluted EPS
Adjusted net loss	$(470)	12,001	$(0.04)

Three Months Ended March 31, 2011:
Basic EPS
Net income	$727	12,232	$0.06
Effect of dilutive securities
Dilutive effect of stock options	—	375
Diluted EPS
Adjusted net income	$727	12,607	$0.06

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	MacMall/ OnSale	Corporate & Other	Consolidated
Three Months Ended March 31, 2012
Net sales	$117,555	$137,333	$32,230	$55,229	$(1)	$342,346
Gross profit	16,764	19,856	3,776	6,274	102	46,772
Depreciation and amortization expense(1)	2	1,157	34	251	1,706	3,150
Operating profit (loss)	9,348	6,271	36	320	(15,846)	129

Three Months Ended March 31, 2011
Net sales	$138,738	$110,509	$31,677	$55,275	$(261)	$335,938
Gross profit (loss)	16,918	17,986	3,197	5,812	(444)	43,469
Depreciation and amortization expense(1)	3	875	52	124	1,111	2,165
Operating profit (loss)	9,184	5,159	41	784	(13,253)	1,915

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of March 31, 2012 and December 31, 2011, we had total consolidated assets of $357.3 million and $393.3 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.3 million and $1.6 million in each of the three month periods ended March 31, 2012 and March 31, 2011. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

In conjunction with our eCost.com acquisition, which is discussed in detail below, beginning with the first quarter of 2011, our management considered the OnSale and eCOST businesses together as a separate segment and reported their results accordingly. As such, in 2011, existing sales under the OnSale brand were no longer reported under the MacMall segment and we had five operating segments: SMB, MME, Public Sector, MacMall and OnSale.

In the first quarter of 2012, we determined that certain product sales in a daily deal format marketed under our OnSale segment’s daily deal business can do considerably better than in a traditional ecommerce catalog format. As this “daily deal” market and its related customer buying behaviors have continued to evolve, the “daily deals” business model is rapidly expanding to include sales of IT products. In response to these developments, we determined that our strategic objectives can be best achieved by incorporating the best practices, technologies and methodologies we have developed in our stand alone “daily deals” business into our traditional eCommerce platform and no longer operating a stand alone “daily deals” business. As a result, and in order to take advantage of this opportunity, we have determined that we will no longer operate a stand-alone “daily deals” business under OnSale. Instead, we have taken the best practices and technology we have developed in the OnSale daily deals business and incorporated them into our overall eCommerce offering. Beginning in the first quarter of 2012, we restored operating and reporting of the OnSale and MacMall businesses within a single segment. As a result, we now have four operating segments: SMB, MME, Public Sector and MacMall/OnSale. We include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate and Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

During the three months ended March 31, 2012, we generated approximately 40% of our revenue in our MME segment, 34% of our revenue in our SMB segment, 16% of our revenue in our MacMall/OnSale segment and 10% of our revenue in our Public Sector segment.

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

Our MacMall/OnSale segment consists of sales made under our MacMall brand name via telephone, the Internet and four retail stores to consumers, small businesses and creative professionals, and sales made under our OnSale and eCost brand names via the Internet and inbound phone-based sales forces. The OnSale business has utilized traditional internet marketing as well as our recently developed “daily deals” business model.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, APC, Cisco, Dell, IBM, Ingram Micro, Lenovo, Microsoft, Tech Data and VMware. Products manufactured by HP represented 21% and 20% of our net sales in the three months ended March 31, 2012 and 2011. Products manufactured by Apple represented approximately 17% and 23% of our net sales in the three months ended March 31, 2012 and 2011.

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

STRATEGIC DEVELOPMENTS

Rebranding Strategy and Cost Reduction Initiatives

Over the past several years, our company has grown into a multi-billion dollar enterprise in part through our acquisition and internal cultivation of many different brands. We have historically differentiated those brands primarily based on the identity of the customers. After careful examination of the markets we serve and the trends taking shape in the marketplace, we have determined that going forward, our commercial customers can benefit from a more unified and streamlined brand strategy. In 2012, we began the process of unifying our commercial brands. We believe this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders, providing a brand that better represents the value-added solutions provider we are today.

An important part of these initiatives is a focused reduction of our overhead expenses. To that end, we took actions in the first quarter of 2012 that we expect will result in $1.7 million of annualized cost savings. These and other related actions resulted in severance and restructuring related expenses of approximately $0.6 million in the first quarter of 2012. We are evaluating additional actions that we plan to implement in the second and third quarters of 2012 that we expect will result in incremental annualized cost reductions of at least $3.5 million. We currently expect that we will incur additional severance and restructuring related costs in connection with these actions.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all major phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs based on the complexity of the systems design, customization and implementation, based on our estimates, which are subject to change, we currently expect to incur a cost of approximately $16 million for the major phases of these IT system upgrades. To date, we have incurred approximately $11.6 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

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

Real Estate Transactions

On February 10, 2012, we announced that we signed a definitive agreement to sell the property we own in Southern California, where one of our retail stores is currently located, for $17.5 million. While there are no guarantees that this transaction will close, in the event of closing we expect to realize a book gain of approximately $15.9 million. We are currently discussing certain changes recently requested by the buyer related to the structure and timing of the sale and, accordingly, are uncertain of the timing of the close of the transaction. In connection with this sale, we intend to explore potential purchases or exchanges of real estate through Section 1031 of the Internal Revenue Code of 1986, as amended. We expect to effectuate such exchanges through one or more purchases of real property to be used in connection with our business and operations. We expect that any exchanges or purchases we make would benefit us through direct ownership of facilities that are strategic to our operations, reductions in our lease obligations, or other ancillary benefits. To that end, On March 16, 2012 we announced that one of our wholly-owned subsidiaries, M2 Marketplace, Inc., entered into an agreement with Sarcom Properties, Inc., an unaffiliated third party, to buy certain real estate for $5.9 million. The parcel is located in Lewis Center, Ohio and includes approximately 12.4 acres of land together with a building of approximately 144,000 square feet. One of our other subsidiaries is currently the tenant of the building. We expect that the completion of this purchase will occur only in the event that the sale of our retail location in Southern California is consummated.

On March 11, 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes approximately 84,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which became our new corporate headquarters effective November 14, 2011. We purchased and have improved this building, located strategically adjacent to the Los Angeles International Airport (LAX), because we want it to be a compelling destination for customers who want to experience new and cutting edge IT solutions in person. The new headquarters was designed to drive higher productivity and efficiency for our employees and to provide a state-of-the-art demo center for our customers and vendor partners, as well as increase capacity to support our growth well into the future. In conjunction with the move, we relocated and substantially upgraded our primary data center from Torrance, California to our own hosting facility in Atlanta, Georgia, which incorporates state of the art monitoring and disaster recovery capabilities. As a result of this relocation certain of our subsidiaries now have geographically redundant web and information systems. We are in the process of developing a formal disaster recovery plan for our critical systems.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information regarding our company and publicly available comparable company and industry information to determine cash flow multiples and revenue multiples that are used to value our reporting units. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

In addition, fair values of our trademarks are determined using the relief from royalty method under the income approach to value.  This method applies a market based royalty rate to projected revenues that are associated with the trademarks. Applying the royalty rate to projected revenues result in an indication of the pre-tax royalty savings associated with ownership of the trademarks. Projected after-tax royalty savings are discounted to present value at the reporting unit’s weighted average cost of capital, and a tax amortization benefit (calculated based on a 15 year life for tax purposes) is added.

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

	Three Months Ended March 31,
	2012	2011
Net sales	$342,346	$335,938
Cost of goods sold	295,574	292,469
Gross profit	46,772	43,469
Selling, general and administrative expenses	46,643	41,554
Operating profit	129	1,915
Interest expense, net	931	723
(Loss) income before income taxes	(802)	1,192
Income tax (benefit) expense	(332)	465
Net (loss) income	$(470)	$727

	Three Months Ended March 31,
	2012	2011

Net sales	100.0%	100.0%
Cost of goods sold	86.3	87.1
Gross profit	13.7	12.9
Selling, general and administrative expenses	13.6	12.4
Operating profit	0.1	0.5
Interest expense, net	0.3	0.2
(Loss) income before income taxes	(0.2)	0.3
Income tax (benefit) expense	(0.1)	0.1
Net (loss) income	(0.1)%	0.2%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2011	$	%
SMB	$117,555	$138,738	$(21,183)	(15)%
MME	137,333	110,509	26,824	24
Public Sector	32,230	31,677	553	2
MacMall/OnSale	55,229	55,275	(46)	0
Corporate and Other	(1)	(261)	260	NMF (1)
Consolidated net sales	$342,346	$335,938	$6,408	2%

(1)  Not meaningful.

Our consolidated net sales for the first quarter of 2012 were $342.3 million, a $6.4 million or 2% increase from consolidated net sales of $335.9 million in the first quarter of 2011. Our consolidated net sales in the first quarter of 2012 were impacted by a decrease in sales to promotional companies of $27.1 million as a result of a program change in the fourth quarter of 2011 by a large vendor primarily impacting our SMB and MacMall/OnSale segments as we had disclosed in our fourth quarter results.

Our SMB segment net sales decreased by $21.1 million, or 15%, in the first quarter of 2012 to $117.6 million from $138.7 million in the first quarter of 2011. This decrease was primarily due to a $21.6 million decline in sales to promotional companies as a result of the program change mentioned earlier, offset by a $0.5 million increase in sales to customers outside that program. As we indicated previously, the effects of this program change will continue to have an impact on year-over-year comparisons throughout 2012.  In 2011, sales under this program were approximately $23.2 million, $20.0 million, $12.7 million and $8.8 million in the first quarter, second quarter, third quarter and fourth quarter respectively.

Our MME segment net sales increased by $26.8 million, or 24%, in the first quarter of 2012 to $137.3 million from $110.5 million in the first quarter of 2011. This increase was primarily due to a 25% increase in net sales of products in the first quarter of 2012 compared to the first quarter of 2011, as well as a 23% increase in sales of services.

Our Public Sector segment net sales increased by $0.5 million, or 2%, in the first quarter of 2012 to $32.2 million compared to $31.7 million in the first quarter of 2011. This increase in Public Sector net sales was due to a 26% increase in sales to state and local government and educational institutions (“SLED”) resulting primarily from increased account executive headcount focused on SLED business, partially offset by an 18% decrease in our federal government business.

Our MacMall/OnSale segment net sales were $55.2 million in the first quarter of 2012 compared to $55.3 million in the first quarter of 2011. These results included a $5.5 million decrease in MacMall net sales due to the vendor program change mentioned earlier. As previously indicated, we expect the effects of the program change to have an impact on year-over-year comparisons throughout the first half of 2012. Sales under this program in 2011 were approximately $5.5 million and $2.7 million in each of the first two quarters of 2011.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$16,764	14.3%	$16,918	12.2%	$(154)	2.1%
MME	19,856	14.5	17,986	16.3	1,870	(1.8)
Public Sector	3,776	11.7	3,197	10.1	579	1.6
MacMall/OnSale	6,274	11.4	5,812	10.5	462	0.9
Corporate and Other	102	NMF (1)	(444)	NMF (1)	546	NMF (1)
Consolidated gross profit and gross profit margin	$46,772	13.7%	$43,469	12.9%	$3,303	0.8%

(1)  Not meaningful

Consolidated gross profit for the first quarter of 2012 was $46.8 million compared to $43.5 million in the first quarter of 2011, a $3.3 million or 8% increase. Consolidated gross profit margin was 13.7% in the first quarter of 2012 compared to 12.9% in the first quarter of 2011.

Gross profit for our SMB segment decreased by $0.1 million, or 1%, to $16.8 million in the first quarter of 2012 compared to $16.9 million in the first quarter of 2011 resulting primarily from the SMB net sales decrease discussed above, but offset by an increase in gross profit for the core SMB business. SMB gross profit margin increased to 14.3% in the first quarter of 2012 compared to 12.2% in the first quarter of 2011 primarily due to an increase in selling margin for the core SMB business as well as a decrease in sales to promotional companies at lower margins.

Gross profit for our MME segment increased by $1.9 million, or 10%, to $19.9 million in the first quarter of 2012 compared to $18.0 million in the first quarter of 2011, and MME gross profit margin decreased to 14.5% in the first quarter of 2012 compared to 16.3% in the first quarter of 2011. The increase in MME gross profit was primarily due to the increased MME net sales discussed above, partially offset by a decrease in product margins. The decrease in MME gross profit margin was primarily due to a 55 basis point decrease in vendor consideration as a percentage of sales and a competitive pricing environment for product sales.

Gross profit for our Public Sector segment increased by $0.6 million, or 18%, to $3.8 million in the first quarter of 2012 compared to $3.2 million in the first quarter of 2011 and Public Sector gross profit margin increased by 160 basis points to 11.7% in the first quarter of 2012 compared to 10.1% in the first quarter of 2011. The increase in Public Sector gross profit was primarily due to the increased Public Sector net sales discussed above, an increase in selling margin and a $0.2 million increase in vendor consideration. The increase in Public Sector gross profit margin was primarily due to a 51 basis point increase in vendor consideration as a percentage of sales and an improvement in mix of higher margin solutions.

Gross profit for our MacMall/OnSale segment increased by $0.5 million, or 8%, to $6.3 million in the first quarter of 2012 compared to $5.8 million in the first quarter of 2011 and MacMall/OnSale gross profit margin increased by 90 basis points to 11.4% in the first quarter of 2012 compared to 10.5% in the first quarter of 2011. The increase in MacMall/OnSale gross profit and gross profit margin was primarily due to an increase in selling margin and a reduction in sales at low margins to promotional companies.

Operating Profit and Operating Profit Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012			2011
	Operating	Operating Profit		Operating	Operating Profit		Change
	Profit	Margin(1)		Profit	Margin(1)		$	Margin
SMB	$9,348	8.0%		$9,184	6.6%		$164	1.4%
MME	6,271	4.6		5,159	4.7		1,112	(0.1)
Public Sector	36	0.1		41	0.1		(5)	—
MacMall/OnSale	320	0.6		784	1.4		(464)	(0.8)
Corporate and Other	(15,846)	(4.6	)(1)	(13,253)	(3.9	)(1)	(2,593)	(0.7	)(1)
Consolidated operating profit and operating profit margin	$129	0.0%		$1,915	0.6%		$(1,786)	(0.6)%

(1)         Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the first quarter of 2012 was $0.1 million compared to $1.9 million in the first quarter of 2011, a $1.8 million, or 93%, decrease, and included approximately $0.6 million of severance and restructuring related expenses in the first quarter of 2012. Consolidated operating profit margin for the first quarter of 2012 was 0.0% compared to 0.6% in the first quarter of 2011.

Our SMB segment operating profit increased by $0.1 million, or 2%, to $9.3 million in the first quarter of 2012 compared to $9.2 million in the first quarter of 2011.  This increase resulted primarily from a decrease in bad debt expense of $0.2 million and a decrease in facility expenses of $0.1 million, partially offset by the SMB gross profit decrease discussed above and a $0.2 million increase in personnel costs primarily due to increased variable compensation expenses related to higher selling margin for SMB’s core business.

Our MME segment operating profit increased by $1.1 million, or 22%, to $6.3 million in the first quarter of 2012 compared to $5.2 million in the first quarter of 2011. The increase was primarily due to the increased MME gross profit discussed above, partially offset by a $0.3 million increase in depreciation and amortization expenses primarily related to the accelerated amortization of SARCOM’s trademark resulting from our rebranding strategy and increases in personnel costs of $0.2 million and variable fulfillment costs of $0.2 million.

Our Public Sector segment operating profit was $36,000 in first quarter of 2012 compared to $41,000 in first quarter of 2011.  Public Sector operating profit was primarily impacted by a $0.5 million increase in personnel costs and a $0.1 million increase in variable fulfillment costs, partially offset by the increased Public Sector gross profit discussed above.

Our MacMall/OnSale segment operating profit decreased by $0.5 million, or 59%, to $0.3 million in the first quarter of 2012 compared to $0.8 million in the first quarter of 2011. This decrease was primarily due to an increase in personnel costs of $0.8 million due to increased costs associated with our retail stores and incremental marketing resources, as well as a $0.1 million increase in severance costs, partially offset by an increase in MacMall/OnSale gross profit discussed above. The OnSale business, including the results of eCost, incurred a loss during the first quarter of 2012 of $0.8 million, and we expect this part of the business to be profitable beginning in the second quarter of 2012 as a result of the operating changes mentioned above.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain professional and pre-sales support services and other administrative costs that are not otherwise included in our reportable operating segments. In the first quarter of 2012, Corporate & Other operating expenses increased by $2.5 million, or 20%, to $15.8 million from $13.3 million in the first quarter 2011. The increase in the first quarter 2012 was primarily related to a $0.6 million increase in depreciation expense associated with the completed portions of our on-going systems upgrades, a $0.5 million increase in net costs associated with our professional and pre-sales support services supporting our commercial segments, a $0.4 million increase in legal and accounting costs, and other increases in costs associated with our back office infrastructure, partially offset by a $0.5 million decrease in costs associated with the write-down of first generation iPads in the first quarter 2011 that did not have a corresponding charge in the first quarter 2012. In January 2012, we settled a lawsuit that significantly impacted legal costs in prior quarters without liability to the company.

Net Interest Expense. Total net interest expense for the first quarter of 2012 increased to $0.9 million compared with $0.7 million in the first quarter of 2011. The increase in interest expense of $0.2 million resulted primarily from an increase in our average total outstanding borrowings in first quarter of 2012 compared to the first quarter of 2011.

Income Tax Expense. We recorded an income tax benefit of $0.3 million in the first quarter of 2012 compared to an income tax expense of $0.5 million in the first quarter of 2011. Our effective tax rate for the quarters ended March 31, 2012 and 2011 was approximately 41% and 39%.

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

We had cash and cash equivalents of $8.6 million at March 31, 2012 and $9.5 million at December 31, 2011. Our working capital was $51.8 million as of March 31, 2012 and $45.3 million as of December 31, 2011.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively superseded an earlier repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that any repurchases of our common stock under this program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. From the inception of the program in October 2008 through December 31, 2011, we had repurchased an aggregate total of 1,956,506 shares of our common stock for a cost of $8.7 million. The repurchased shares are held as treasury stock. We did not repurchase any of our common stock during the quarterly period ended March 31, 2012.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE). In addition to other eligibility requirements, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. As of March 31, 2012, we had an aggregate accrued receivable of $8.1 million related to the 2010 and 2011 calendar years and the first three months of 2012. We expect to file our 2011 claim in 2012 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities in the first quarter of 2012 was $23.1 million, primarily due to a $19.3 million decrease in inventory and a $17.1 million decrease in accounts receivable, partially offset by a $7.1 million decrease in accounts payable and $5.3 million in other accrued expenses. The decrease in inventory in the first three months of 2012 was due to sell through of a strategic purchase made near the end of 2011 comprising of a large supply of inventory from a single vendor as well as normal seasonality between the fourth and first quarters. The decrease in accounts receivable in the first three months of 2012 reflects the payment received related to certain large sales near the end of 2011 as well as normal seasonality between the fourth and first quarters.

Net cash used in operating activities in the first quarter of 2011 was $8.6 million, primarily due to a reduction of accounts payable of $30.3 million based upon timing of payments to certain vendors, partially offset by a $13.9 million decrease in accounts receivable and a $6.6 million decrease in inventory, both due generally to normal seasonality between the fourth and first quarters.

Cash Flows from Investing Activities. Net cash used in investing activities was $2.5 million in the first quarter of 2012 compared to $13.8 million in the first quarter of 2011. The $2.5 million of net cash used in investing activities in the first quarter of 2012 was related capital expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff. The $13.8 million of net cash used in investing activities in the first quarter of 2011 was related to capital expenditures, primarily comprised of the purchase of a new headquarters office building in El Segundo, California, as discussed above, the acquisition of eCost, investments in our IT infrastructure, and the creation of enhanced electronic tools for our account executives and sales support staff.

Cash Flows from Financing Activities. Net cash used in financing activities for the first quarter of 2012 was $21.5 million compared to net cash provided by financing activities for the first quarter of 2011 of $19.3 million. The $21.5 million of net cash used in financing activities for the first quarter of 2012 was primarily related to $27.6 million of net payments made on the outstanding balance of our line of credit, partially offset by $4.4 million of proceeds resulting from capital leases entered into during the quarter but relating to assets acquired in prior periods and $2.9 million of borrowings under our credit agreement financing the building improvements of our corporate headquarters building. The $19.3 million of net cash provided by financing activities in the first quarter of 2011 was primarily related to $9.6 million of borrowings to purchase the building in El Segundo and a $6.7 million change in book overdraft.

Line of Credit and Note Payable. We maintain an asset-based revolving credit facility of up to $160 million from a lending unit of a large commercial bank. The credit facility provides for, among other things, (i) a credit limit of $160 million, which may be increased in increments of $5 million up to a total credit limit of $180 million, provided that any increase of the total credit limit in excess of $160 million is subject to, among other things, an acceptance and commitment by the lenders to such excess amount and a line increase fee not to exceed 0.65% of the increased amount; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of March 31, 2015. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. There can be no assurance that the lenders, if we elected to increase the credit limit, will commit to the remaining excess $20 million of credit beyond the $160 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $160 million.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 for each twelve-month period. At March 31, 2012, we were in compliance with our financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At March 31, 2012, we had $64.2 million of net working capital advances outstanding under the line of credit. At March 31, 2012, the maximum credit line was $160 million and we had $50.1 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At March 31, 2012, we had $2.36 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $307,500 in the remainder of 2012 and $410,000 annually in each of the years 2013 through 2017.

At March 31, 2012, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.29%.

At March 31, 2012, $0.2 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, was included in our “Notes payable — current” on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At March 31, 2012, we had $10 million outstanding under this credit agreement. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

Other Planned Capital Projects

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all major phases of the implementation of the ERP systems by 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs based on the complexity of the systems design, customization and implementation, based on our estimates, which are subject to change, we currently expect to incur a cost of approximately $16 million for the major phases of these IT system upgrades. To date, we have incurred approximately $11.6 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

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

•              our expectations regarding the potential sale, exchange and/or acquisition of certain real property assets, and the timing of such transactions;

•              our cost reduction strategies and plans, including timing, expected cost savings, the uses of those savings, the timing and amount of payments, the impact on our business, and the amounts of future charges to complete our such plans;

•              our expectations regarding key executives and management and our ability to retain such individuals;

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

•              the expected results or profitability of any of our individual business units in future periods;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At March 31, 2012, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2012. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2012, we had $64.2 million outstanding under our line of credit and $12.3 million outstanding under our notes payable. As of March 31, 2012, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.8 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of March 31, 2012, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and our Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, HP, IBM, Lenovo, Microsoft and Dell. For example, products manufactured by Apple accounted for approximately 17% and 23% of our net sales in the three months ended March 31, 2012 and 2011. Products manufactured by HP represented 21% and 20% of our net sales in the three months ended March 31, 2012 and 2011.  A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

Our ability to maintain profitability on a quarterly or annual basis given our planned business strategy depends upon a number of factors, including but not limited to our ability to achieve and maintain vendor relationships, procure merchandise and fulfill orders in an efficient manner, leverage our fixed cost structure, maintain adequate levels of vendor consideration and price protection, maintain a well-balanced product and customer mix, maintain customer acquisition costs and shipping costs at acceptable levels, and our ability to effectively compete in the marketplace with our competitors. Our ability to maintain profitability on a quarterly or annual basis will also depend on our ability to manage and control operating expenses and to generate and sustain adequate levels of revenue. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than what we project. In addition, we may find that our business plan costs more to execute than what we currently anticipate. We recently commenced initiatives aimed at reducing our overhead expenses in connection with our efforts to streamline and unify our brand strategy. No assurance can be given that the cost savings expected from these initiatives will have a lasting effect or will in fact result in the level of savings we anticipate. Some of the factors that affect our ability to maintain profitability on a quarterly or annual basis are beyond our control, including general economic trends and uncertainties.

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

We maintain an office in the Philippines and we may increase these and other offshore operations in the future. Establishing offshore operations may entail considerable expense before we realize cost savings, if any, from these initiatives. Our limited operating history in the Philippines, as well as the risks associated with doing business overseas and international events, could prevent us from realizing the expected benefits from our Philippines operations or any other offshore operations that we establish.

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

10.1

Agreement of Purchase and Sale and Joint Escrow Instructions dated February 10, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 16, 2012)

10.2*

Employment Agreement entered into by and between Mark T. McGrath and PC Mall, Inc. on February 25, 2012 (incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 15, 2012)

10.3*

Summary of Executive Bonus Plan, adopted March 14, 2012 (incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 15, 2012)

10.4	Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc., an Ohio corporation, and M2 Marketplace, Inc., a Delaware corporation

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, or compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

***

PC MALL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MALL, INC.
(Registrant)

Date: May 10, 2012	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

PC MALL, INC.

EXHIBIT LIST

10.4	Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc., an Ohio corporation, and M2 Marketplace, Inc., a Delaware corporation

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.