Form 10-Q
period 2012-06-30
PC MALL INC
filed 2012-08-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, the registrant had 12,034,942 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,558	$9,484
Accounts receivable, net of allowances of $1,352 and $1,642	195,318	207,985
Inventories, net	76,420	79,456
Prepaid expenses and other current assets	12,773	9,681
Deferred income taxes	3,741	3,937
Total current assets	296,810	310,543
Property and equipment, net	46,013	44,745
Deferred income taxes	327	247
Goodwill	25,510	25,510
Intangible assets, net	8,396	9,840
Other assets	2,247	2,387
Total assets	$379,303	$393,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,356	$122,523
Accrued expenses and other current liabilities	28,101	31,797
Deferred revenue	14,786	18,079
Line of credit	71,753	91,852
Notes payable — current	974	1,015
Total current liabilities	243,970	265,266
Notes payable and other long-term liabilities	16,761	11,574
Deferred income taxes	5,606	5,606
Total liabilities	266,337	282,446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,408,126 and 14,368,888 shares issued; and 12,034,942 and 11,995,704 shares outstanding, respectively	14	14
Additional paid-in capital	109,204	108,061
Treasury stock, at cost: 2,373,184 shares at each period	(9,733)	(9,733)
Accumulated other comprehensive income	2,292	2,256
Retained earnings	11,189	10,228
Total stockholders’ equity	112,966	110,826
Total liabilities and stockholders’ equity	$379,303	$393,272

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$362,593	$361,910	$704,939	$697,848
Cost of goods sold	314,087	315,524	609,661	607,993
Gross profit	48,506	46,386	95,278	89,855
Selling, general and administrative expenses	45,256	44,605	91,899	86,159
Revaluation of earnout liability	(175)	(800)	(175)	(800)
Operating profit	3,425	2,581	3,554	4,496
Interest expense, net	909	835	1,840	1,558
Income before income taxes	2,516	1,746	1,714	2,938
Income tax expense	1,085	710	753	1,175
Net income	$1,431	$1,036	$961	$1,763

Basic and Diluted Earnings Per Common Share
Basic	$0.12	$0.08	$0.08	$0.14
Diluted	0.12	0.08	0.08	0.14

Weighted average number of common shares outstanding:
Basic	12,032	12,405	12,016	12,318
Diluted	12,166	12,750	12,221	12,679

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$1,431	$1,036	$961	$1,763

Comprehensive income:
Foreign currency translation adjustments	(152)	56	36	248
Total other comprehensive income (loss)	(152)	56	36	248
Comprehensive income	$1,279	$1,092	$997	$2,011

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in-	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income	Earnings	Total
Balance at December 31, 2011	11,996	$14	$108,061	$(9,733)	$2,256	$10,228	$110,826
Stock option exercises, including related income tax benefit	39	—	92	—	—		92
Stock-based compensation expense	—	—	1,051	—	—	—	1,051
Net Income	—	—	—	—	—	961	961
Translation adjustments	—	—	—	—	36	—	36
Balance at June 30, 2012	12,035	$14	$109,204	$(9,733)	$2,292	$11,189	$112,966

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$961	$1,763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,302	4,619
Provision for deferred income taxes	2,015	620
Net tax benefit related to stock option exercises	—	2
Excess tax benefit related to stock option exercises	(39)	(660)
Non-cash stock-based compensation	1,051	1,062
Decrease in earnout liability	(175)	(800)
Gain on sale of fixed assets	—	(15)
Change in operating assets and liabilities:
Accounts receivable	10,774	4,917
Inventories	3,036	5,327
Prepaid expenses and other current assets	(3,053)	(1,956)
Other assets	51	(100)
Accounts payable	8,303	(29,497)
Accrued expenses and other current liabilities	(4,602)	(532)
Deferred revenue	(3,293)	6,601
Total adjustments	20,370	(10,412)
Net cash provided by (used in) operating activities	21,331	(8,649)
Cash Flows From Investing Activities
Purchase of El Segundo building	—	(9,565)
Purchases of property and equipment	(5,082)	(5,194)
Acquisition of eCost	—	(2,284)
Proceeds from sale of fixed assets	—	23
Net cash used in investing activities	(5,082)	(17,020)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(20,099)	5,769
Capital lease proceeds	4,356	—
Borrowing under note payable	2,859	7,198
Payments under notes payable	(552)	(368)
Change in book overdraft	(2,744)	7,660
Payments of obligations under capital lease	(1,123)	(526)
Proceeds from stock issued under stock option plans	92	665
Payment for deferred financing costs	—	(25)
Excess tax benefit related to stock option exercises	39	660
Net cash (used in) provided by financing activities	(17,172)	21,033
Effect of foreign currency on cash flow	(3)	(58)
Net change in cash and cash equivalents	(926)	(4,694)
Cash and cash equivalents at beginning of the period	9,484	10,711
Cash and cash equivalents at end of the period	$8,558	$6,017
Supplemental Cash Flow Information
Interest paid	$1,638	$1,346
Income taxes paid	969	3,648
Supplemental Non-Cash Investing and Financing Activities
Purchase of infrastructure system	$346	$2,070
Deferred financing costs	—	49

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

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2011 fiscal year and through the date of this report.

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

During the three months ended June 30, 2012, we generated approximately 41% of our revenue in our MME segment, 32% of our revenue in our SMB segment, 16% of our revenue in our MacMall/OnSale segment and 11% of our revenue in our Public Sector segment. During the six months ended June 30, 2012, we generated approximately 41% of our revenue in our MME segment, 33% of our revenue in our SMB segment, 16% of our revenue in our MacMall/OnSale segment and 10% of our revenue in our Public Sector segment.

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

3. Property and Equipment

El Segundo Building

In March 2011, we completed the purchase of the real property comprising approximately 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which became our new corporate headquarters. We moved into this building from our current headquarters located in Torrance, California in November 2011. The total purchase price was $9.6 million. Based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. In June 2011, we entered into a credit agreement to finance the purchase and improvement of this real property. The credit agreement provides a commitment for a loan up to $10.9 million of which we drew down a total of $10.1 million through June 30, 2012. At June 30, 2012, approximately $9.9 million was outstanding under this credit agreement. See Note 6 below for more information.

Capital Leases

In February, March and June 2012, we entered into capital lease agreements with a bank totaling approximately $4.7 million related to various furniture and equipment at our El Segundo, California corporate headquarters office, our data center in Roswell, Georgia and our MME segment’s headquarter office in Lewis Center, Ohio. Each of the capital leases have a five year term.

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

5. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the quarter ended June 30, 2012. Goodwill totaled $25.5 million as of June 30, 2012 and December 31, 2011, all of which related to our MME segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At June 30, 2012				At December 31, 2011
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	4	$5,805	(1)	$882	$4,923	$5,715	(1)	$372	$5,343
Customer relationships	6	10,600		7,319	3,281	10,600		6,431	4,169
Non-compete agreements	4	1,070		878	192	1,070		742	328
Total intangible assets		$17,475		$9,079	$8,396	$17,385		$7,545	$9,840

(1)  Included in the gross amounts for “Patent, trademarks & URLs” at June 30, 2012 and December 31, 2011 are $2.9 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was approximately $0.8 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $1.5 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $1.3 million in the remainder of 2012; $1.9 million in 2013, $0.5 million in 2014, $0.5 million in 2015, $0.3 million in 2016 and $0.9 million thereafter.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred.  An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 for each twelve-month period. At June 30, 2012, we were in compliance with our financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At June 30, 2012, we had $71.8 million of net working capital advances outstanding under the line of credit. At June 30, 2012, the maximum credit line was $160 million and we had $62.9 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At June 30, 2012, we had $2.26 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $205,000 in the remainder of 2012 and $410,000 annually in each of the years 2013 through 2017.

At June 30, 2012, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.38%.

At June 30, 2012, $0.1 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, was included in our “Notes payable — current” on our Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At June 30, 2012, we had $9.9 million outstanding under this credit agreement. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

7. Income Taxes

Accounting for Uncertainty in Income Taxes

ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of ASC 740. During the three months ended June 30, 2012, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of June 30, 2012.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2007, and state income tax examinations for years following 2006. In addition, certain federal and state net operating loss carryforwards generated after 2003 and 1997, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

8. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. As such, potential common shares of approximately 1,810,000 and 520,000 for the three months ended June 30, 2012 and 2011, and approximately 1,799,000 and 521,000 for the six months ended June 30, 2012 and 2011 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended June 30, 2012:
Basic EPS
Net income	$1,431	12,032	$0.12
Effect of dilutive securities
Dilutive effect of stock options	—	134
Diluted EPS
Adjusted net income	$1,431	12,166	$0.12

Three Months Ended June 30, 2011:
Basic EPS
Net income	$1,036	12,405	$0.08
Effect of dilutive securities
Dilutive effect of stock options	—	345
Diluted EPS
Adjusted net income	$1,036	12,750	$0.08
Six Months Ended June 30, 2012:
Basic EPS
Net income	$961	12,016	$0.08
Effect of dilutive securities
Dilutive effect of stock options	—	205
Diluted EPS
Adjusted net income	$961	12,221	$0.08

Six Months Ended June 30, 2011:
Basic EPS
Net income	$1,763	12,318	$0.14
Effect of dilutive securities
Dilutive effect of stock options	—	361
Diluted EPS
Adjusted net income	$1,763	12,679	$0.14

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	SMB	MME	Public Sector	MacMall/ OnSale	Corporate & Other	Consolidated
Three Months Ended June 30, 2012
Net sales	$115,605	$149,048	$41,646	$56,324	$(30)	$362,593
Gross profit (loss)	16,814	21,806	3,681	6,289	(84)	48,506
Depreciation and amortization expense(1)	1	1,203	28	281	1,639	3,152
Operating profit (loss)	9,592	8,163	(240)	753	(14,843)	3,425

Three Months Ended June 30, 2011
Net sales	$131,270	$128,624	$41,404	61,071	$(459)	$361,910
Gross profit	16,837	19,859	3,356	6,305	29	46,386
Depreciation and amortization expense(1)	1	888	44	236	1,285	2,454
Operating profit (loss)	9,005	7,697	(344)	(185)	(13,592)	2,581

Six Months Ended June 30, 2012
Net sales	$233,160	$286,381	$73,876	$111,553	$(31)	$704,939
Gross profit	33,578	41,662	7,457	12,563	18	95,278
Depreciation and amortization expense(1)	3	2,360	62	532	3,345	6,302
Operating profit (loss)	18,940	14,434	(204)	1,073	(30,689)	3,554

Six Months Ended June 30, 2011
Net sales	$270,008	$239,133	$73,081	116,346	$(720)	$697,848
Gross profit (loss)	33,755	37,845	6,553	12,117	(415)	89,855
Depreciation and amortization expense(1)	4	1,763	96	360	2,396	4,619
Operating profit (loss)	18,189	12,856	(303)	599	(26,845)	4,496

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of June 30, 2012 and December 31, 2011, we had total consolidated assets of $379.3 million and $393.3 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.3 million and $1.6 million in each of the three month periods ended June 30, 2012 and June 30, 2011 and $2.7 million and $3.2 million in each of the six month periods ended June 30, 2012 and June 30, 2011. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

During the three months ended June 30, 2012, we generated approximately 41% of our revenue in our MME segment, 32% of our revenue in our SMB segment, 16% of our revenue in our MacMall/OnSale segment and 11% of our revenue in our Public Sector segment. During the six months ended June 30, 2012, we generated approximately 41% of our revenue in our MME segment, 33% of our revenue in our SMB segment, 16% of our revenue in our MacMall/OnSale segment and 10% of our revenue in our Public Sector segment.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, APC, Cisco, Dell, IBM, Ingram Micro, Lenovo, Microsoft, Tech Data and VMware. Products manufactured by Apple represented approximately 17% and 21% of our net sales in the three months ended June 30, 2012 and 2011, and 17% and 22% of our net sales in the six months ended June 30, 2012 and 2011. Products manufactured by HP represented 20% and 22% of our net sales in the three months ended June 30, 2012 and 2011, and 21% and 21% of our net sales in the six months ended June 30, 2012 and 2011.

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

An important part of these initiatives is a focused reduction of our overhead expenses. To that end, we took actions in the first half of 2012 that we expect will result in $3.4 million of annualized cost savings. These and other related actions resulted in severance and restructuring related expenses of approximately $1.4 million in the first half of 2012. We are evaluating additional actions that we plan to implement in the third and fourth quarters of 2012 that we expect will result in incremental annualized cost reductions of at least $2.5 million. We currently expect that we will incur additional severance and restructuring related costs in connection with these actions.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all major phases of the implementation of the ERP systems by the end of 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs based on the complexity of the systems design, customization and implementation, based on our estimates, which are subject to change, we currently expect to incur a cost of approximately $16 million for the major phases of these IT system upgrades. To date, we have incurred approximately $12.6 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

Real Estate Transactions

On February 10, 2012, we announced that we signed a definitive agreement to sell the property we own in Southern California, where one of our retail stores is currently located, for $17.5 million. While there are no guarantees that this transaction will close, in the event of closing we expect to realize a book gain of approximately $15.9 million. Buyer is currently engaged in certain due diligence related to the property and we are currently uncertain of the timing of the close of the transaction and the probability that the transaction will close. In connection with and in the event of this sale, we intend to explore potential purchases or exchanges of real estate through Section 1031 of the Internal Revenue Code of 1986, as amended. We expect to effectuate such exchanges through one or more purchases of real property to be used in connection with our business and operations. We expect that any exchanges or purchases we make would benefit us through direct ownership of facilities that are strategic to our operations, reductions in our lease obligations, or other ancillary benefits. To that end, On March 16, 2012 we announced that one of our wholly-owned subsidiaries, M2 Marketplace, Inc., entered into an agreement with Sarcom Properties, Inc., an unaffiliated third party, to buy certain real estate for $5.9 million. The parcel is located in Lewis Center, Ohio and includes approximately 12.4 acres of land together with a building of approximately 144,000 square feet. One of our other subsidiaries is currently the tenant of the building. We expect that the completion of this purchase will occur only in the event that the sale of our retail location in Southern California is consummated.

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

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in ASC 605. Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

Certain software assurance or subscription products and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with ASC 605. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

When a customer order contains multiple deliverables such as hardware, software and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under ASC 605. For arrangements with multiple units of accounting, arrangement consideration is allocated among the units of accounting, where separable, based on their relative selling price. Relative selling price is determined based on vendor-specific objective evidence, if it exists. Otherwise, third-party evidence of selling price is used, when it is available, and in circumstances when neither vendor-specific objective evidence nor third-party evidence of selling price is available, management’s best estimate of selling price is used.

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

Vendor Consideration. We receive vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50 since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. At the end of any given period, unbilled receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.”

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, using the modified prospective application transition method. ASC 718 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in our Consolidated Statements of Operations.

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

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of December 31 of each year. Under ASC 350, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$362,593	$361,910	$704,939	$697,848
Cost of goods sold	314,087	315,524	609,661	607,993
Gross profit	48,506	46,386	95,278	89,855
Selling, general and administrative expenses	45,256	44,605	91,899	86,159
Revaluation of earnout liability	(175)	(800)	(175)	(800)
Operating profit	3,425	2,581	3,554	4,496
Interest expense, net	909	835	1,840	1,558
Income before income taxes	2,516	1,746	1,714	2,938
Income tax expense	1,085	710	753	1,175
Net income	$1,431	$1,036	$961	$1,763

Basic and Diluted Earnings Per Common Share
Basic	$0.12	$0.08	$0.08	$0.14
Diluted	0.12	0.08	0.08	0.14

Weighted average number of common shares outstanding:
Basic	12,032	12,405	12,016	12,318
Diluted	12,166	12,750	12,221	12,679

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.6	87.2	86.5	87.1
Gross profit	13.4	12.8	13.5	12.9
Selling, general and administrative expenses	12.5	12.3	13.0	12.3
Revaluation of earnout liability	(0.1)	(0.2)	0.0	(0.1)
Operating profit	1.0	0.7	0.5	0.7
Interest expense, net	0.3	0.2	0.3	0.2
Income before income taxes	0.7	0.5	0.2	0.5
Income tax expense	0.3	0.2	0.1	0.2
Net income	0.4%	0.3%	0.1%	0.3%

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change
	2012	2011	$	%
SMB	$115,605	$131,270	$(15,665)	(12)%
MME	149,048	128,624	20,424	16
Public Sector	41,646	41,404	242	1
MacMall/OnSale	56,324	61,071	(4,747)	(8)
Corporate and Other	(30)	(459)	429	NMF (1)
Consolidated net sales	$362,593	$361,910	$683	0%

(1)  Not meaningful.

Our consolidated net sales for the second quarter of 2012 were $362.6 million, a $0.7 million increase from consolidated net sales of $361.9 million in the second quarter of 2011.

Our SMB segment net sales decreased by $15.7 million, or 12%, in the second quarter of 2012 to $115.6 million from $131.3 million in the second quarter of 2011. This decrease was due to a $17.2 million decline in sales to promotional companies as a result of a program change in the fourth quarter of 2011 by a large vendor primarily impacting our SMB and MacMall/OnSale segments as we had disclosed in our fourth quarter 2011 results. The decrease was partially offset by a $1.6 million increase in sales to customers outside that program. As we indicated previously, the effects of this program change are expected to continue to have an impact on year over year comparisons throughout 2012. In 2011, sales under this program were approximately $23.2 million, $20.0 million, $12.7 million and $8.8 million in the first quarter, second quarter, third quarter and fourth quarter respectively.

Our MME segment net sales increased by $20.4 million, or 16%, in the second quarter of 2012 to $149.0 million from $128.6 million in the second quarter of 2011. This increase was primarily due to a 14% increase in net sales of products in the second quarter of 2012 compared to the second quarter of 2011, as well as a 26% increase in sales of services.  In the second quarter of 2012, sales of services as a percentage of net sales increased to 20% of MME segment net sales from 18% of net sales for the same period in 2011.

Our Public Sector segment net sales increased by $0.2 million, or 1%, in the second quarter of 2012 to $41.6 million compared to $41.4 million in the second quarter of 2011. This increase in Public Sector net sales was due to a 19% increase in sales to state and local government and educational institutions (SLED) resulting primarily from increased account executive headcount focused on SLED business and increased account executive productivity, partially offset by a 26% decrease in our federal government business.

Our MacMall/OnSale segment net sales were $56.3 million in the second quarter of 2012 compared to $61.1 million in the second quarter of 2011, a decrease of $4.7 million, or 8%. The decrease in MacMall/OnSale net sales was primarily due to what we believe was a combination of soft demand in anticipation of new product releases as well as constrained inventory once those products were announced.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2012		2011
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$16,814	14.5%	$16,837	12.8%	$(23)	1.7%
MME	21,806	14.6	19,859	15.4	1,947	(0.8)
Public Sector	3,681	8.8	3,356	8.1	325	0.7
MacMall/OnSale	6,289	11.2	6,305	10.3	(16)	0.9
Corporate and Other	(84)	NMF (1)	29	NMF (1)	(113)	NMF (1)
Consolidated gross profit and gross profit margin	$48,506	13.4%	$46,386	12.8%	$2,120	0.6%

(1)  Not meaningful

Consolidated gross profit for the second quarter of 2012 was $48.5 million compared to $46.4 million in the second quarter of 2011, an increase of $2.1 million, or 5%. Consolidated gross profit margin was 13.4% in the second quarter of 2012 compared to 12.8% in the second quarter of 2011.

Gross profit for our SMB segment remained flat at $16.8 million in the second quarter of 2012 and in the second quarter of 2011. SMB gross profit margin increased to 14.5% in the second quarter of 2012 compared to 12.8% in the second quarter of 2011 primarily due to an increase in vendor consideration as a percentage of net sales as well as a decrease in sales to promotional companies at lower margins.

Gross profit for our MME segment increased by $1.9 million, or 10%, to $21.8 million in the second quarter of 2012 compared to $19.9 million in the second quarter of 2011. MME gross profit margin decreased to 14.6% in the second quarter of 2012 compared to 15.4% in the second quarter of 2011. The increase in MME gross profit was due to the increased MME net sales discussed above, partially offset by a decrease in product margins. The decrease in MME gross profit margin was primarily due to a 50 basis point decrease in vendor consideration as a percentage of net sales and a competitive pricing environment for product sales.

Gross profit for our Public Sector segment increased by $0.3 million, or 10%, to $3.7 million in the second quarter of 2012 compared to $3.4 million in the second quarter of 2011. Public Sector gross profit margin increased by 70 basis points to 8.8% in the second quarter of 2012 compared to 8.1% in the second quarter of 2011. The increase in Public Sector gross profit and gross profit margin was primarily due to an increase in selling margin and an increase in vendor consideration.

Gross profit for our MacMall/OnSale segment remained flat at $6.3 million in the second quarter of 2012 and 2011. MacMall/OnSale gross profit margin increased by 90 basis points to 11.2% in the second quarter of 2012 compared to 10.3% in the second quarter of 2011. The increase in MacMall/OnSale gross profit margin was primarily due to an increase in selling margin as well as a 28 basis point increase in vendor consideration as a percentage of sales.

Operating Profit (Loss) and Operating Profit (Loss) Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$9,592	8.3%		$9,005	6.9%		$587	1.4%
MME	8,163	5.5		7,697	6.0		466	(0.5)
Public Sector	(240)	(0.6)		(344)	(0.8)		104	0.2
MacMall/OnSale	753	1.3		(185)	(0.3)		938	1.6
Corporate and Other	(14,843)	(4.1	)(1)	(13,592)	(3.8	)(1)	(1,251)	(0.3	)(1)
Consolidated operating profit and operating profit margin	$3,425	0.9%		$2,581	0.7%		$844	0.2%

(1)        Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the second quarter of 2012 was $3.4 million compared to $2.6 million in the second quarter of 2011, a $0.8 million increase, or 33%. Consolidated operating profit margin for the second quarter of 2012 was 0.9% compared to 0.7% in the second quarter of 2011.

Our SMB segment operating profit increased by $0.6 million, or 7%, to $9.6 million in the second quarter of 2012 compared to $9.0 million in the second quarter of 2011. This increase resulted primarily from small improvements in a number of components of selling, general and administrative expenses.

MME operating profit in the second quarter of 2012 increased by $0.5 million, or 6%, to $8.2 million compared to $7.7 million in the second quarter of 2011. The increase was primarily due to the increased MME gross profit discussed above, partially offset by a $0.6 million increase in personnel costs and a $0.3 million increase in depreciation and amortization expenses primarily related to the acceleration of our SARCOM and NSPI trademark amortization in connection with our rebranding strategy. The increase in personnel costs was primarily related to an increase in unutilized service labor and variable compensation costs related to the growth in our business and a $0.2 million increase in employee severance costs. Second quarter 2012 operating profit also included a $0.2 million benefit from a decrease in the estimated fair value of the contingent consideration liability related to our NSPI acquisition, compared to a $0.8 million benefit recorded in the second quarter of 2011.

Our Public Sector segment operating loss decreased by $0.1 million, or 30% to $0.2 million in second quarter of 2012 compared to $0.3 million in the second quarter of 2011. The decrease in Public Sector operating loss was primarily due to the increase in Public Sector gross profit discussed above, partially offset by a $0.4 million increase in personnel costs.

MacMall/OnSale operating profit increased by $1.0 million to $0.8 million in the second quarter of 2012 compared to an operating loss of $0.2 million in the second quarter 2011. This increase in MacMall/OnSale operating profit was primarily due to a decrease in third party support costs of $0.3 million which were incurred in the prior year to transition our eCost acquisition, a decrease in personnel costs of $0.2 million, a decrease in legal costs of $0.2 million and a decrease in credit card related costs of $0.2 million.

Corporate and Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain professional and pre-sales support services and other administrative costs that are not otherwise included in our reportable operating segments. Second quarter 2012 Corporate and Other operating expenses increased by $1.2 million, or 9%, to $14.8 million from $13.6 million in the second quarter of 2011. The increase in the second quarter of 2012 was primarily related to a $1.1 million increase in personnel costs primarily supporting continued investments in IT and professional and pre-sales support services, and a $0.4 million increase in depreciation expense associated with the completed portions of our on-going systems upgrades, partially offset by a $0.5 million decrease in litigation costs primarily related to defending in the prior year what we believe was a meritless lawsuit which was settled in January 2012 without liability to the company.

Net Interest Expense. Total net interest expense for the second quarter of 2012 increased to $0.9 million compared to $0.8 million in the second quarter of 2011. The increase in interest expense of $0.1 million resulted primarily from the increase in our outstanding borrowings primarily related to the financing of our new El Segundo headquarters office building, partially offset by a decrease in our average outstanding borrowing on our revolving loan as well as a decrease in our average effective borrowing rate.

Income Tax Expense. We recorded an income tax expense of $1.1 million in the second quarter of 2012 compared to an income tax expense of $0.7 million in the second quarter of 2011. Our effective tax rate for the quarters ended June 30, 2012 and 2011 was approximately 43% and 41%.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Change
	2012	2011	$	%
SMB	$233,160	$270,008	$(36,848)	(14)%
MME	286,381	239,133	47,248	20
Public Sector	73,876	73,081	795	1
MacMall/OnSale	111,553	116,346	(4,793)	(4)
Corporate and Other	(31)	(720)	689	NMF (1)
Consolidated net sales	$704,939	$697,848	$7,091	1%

(1)  Not meaningful.

Our consolidated net sales for the six months ended June 30, 2012 were $704.9 million, an increase of $7.1 million, or 1%, from consolidated net sales of $697.8 million in the six months ended June 30, 2011.

Our SMB segment net sales decreased by $36.8 million, or 14%, to $233.2 million in the six months ended June 30, 2012 from $270.0 million in the six months ended June 30, 2011. This decrease was due to a $35.9 million decline in sales to promotional companies as a result of the program change mentioned earlier and $1.0 million decrease in sales to customers outside that program.

Our MME segment net sales increased by $47.3 million, or 20%, to $286.4 million in the six months ended June 30, 2012 from $239.1 million in the six months ended June 30, 2011. This increase was primarily due to a 24% increase in sales of services in the six months ended June 30, 2012 compared to the same period in 2011 while product revenues increased by 19% in the six months ended June 30, 2012 compared to the same period in 2011. In the six months ended June 30, 2012, sales of services as a percentage of net sales increased to 20% of sales from 19% of net sales in the six months ended June 30, 2011.

Our Public Sector segment net sales increased by $0.8 million, or 1%, to $73.9 million in the six months ended June 30, 2012 compared to $73.1 million in the six months ended June 30, 2011. This increase in Public Sector net sales was due to a 21% increase in sales to SLED customers resulting primarily from increased account executive headcount focused on SLED business, partially offset by a 22% decrease in our federal government business.

Our MacMall/OnSale segment net sales decreased by $4.7 million, or 4%, to $111.6 million in the six months ended June 30, 2012 compared to $116.3 million in the six months ended June 30, 2011. The decrease in MacMall/OnSale net sales was primarily due to a $4.0 million decrease in MacMall net sales due to the vendor program change mentioned earlier. Sales under this program in 2012 were approximately $1.0 million and $3.2 million in each of the first two quarters of 2012 and approximately $5.5 million and $2.7 million in each of the first two quarters of 2011. In addition, MacMall/OnSale net sales were impacted by what we believe was a combination of soft demand in anticipation of new product releases as well as constrained inventory once those products were announced during the second quarter of 2012.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2012		2011
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
SMB	$33,578	14.4%	$33,755	12.5%	$(177)	1.9%
MME	41,662	14.5	37,845	15.8	3,817	(1.3)
Public Sector	7,457	10.1	6,553	9.0	904	1.1
MacMall/OnSale	12,563	11.3	12,117	10.4	446	0.9
Corporate and Other	18	NMF (1)	(415)	NMF (1)	433	NMF (1)
Consolidated gross profit and gross profit margin	$95,278	13.5%	$89,855	12.9%	$5,423	0.6%

(1) Not meaningful

Consolidated gross profit for the six months ended June 30, 2012 was $95.3 million compared to $89.9 million in the six months ended June 30, 2011, an increase of $5.4 million, or 6%. Consolidated gross profit margin for the six months ended June 30, 2012 was 13.5% compared to 12.9% in the six months ended June 30, 2011.

Gross profit for our SMB segment decreased by $0.2 million, to $33.6 million for the six months ended June 30, 2012 compared to $33.8 million in the six months ended June 30, 201 resulting primarily from decreased SMB net sales discussed above but offset by an increase in gross profit for the core SMB business. SMB gross profit margin increased by 190 basis points to 14.4% in the six months ended June 30, 2012 compared to 12.5% in the six months ended June 30, 2011 primarily due to an increase in vendor consideration as a percentage of net sales as well as a decrease in sales to promotional companies at lower margins.

Gross profit for our MME segment increased by $3.9 million, or 10%, to $41.7 million in the six months ended June 30, 2012 compared to $37.8 million in the six months ended June 30, 2011, and gross profit margin for the six months ended June 30, 2012 was 14.5% compared to 15.8% in the six months ended June 30, 2011. The increase in MME gross profit was primarily due to the increased MME net sales discussed above, partially offset by a decrease in product margins. The decrease in MME gross profit margin was primarily due to a 53 basis point decrease in vendor consideration as a percentage of net sales and a competitive pricing environment for product sales.

Gross profit for our Public Sector segment increased by $0.9 million, or 14%, to $7.5 million in the six months ended June 30, 2012 compared to $6.6 million in the six months ended June 30, 2011. Public Sector gross profit margin increased by 110 basis points to 10.1% in the six months ended June 30, 2012 compared to 9.0% in the six months ended June 30, 2011. The increase in Public Sector gross profit and gross profit margin was primarily due to an increase in selling margin and an increase in vendor consideration.

Gross profit for our MacMall/OnSale segment increased by $0.5 million, or 4%, to $12.6 million in the six months ended June 30, 2012 compared to $12.1 million in the six months ended June 30, 2011. MacMall/OnSale gross profit margin increased by 90 basis points to 11.3% in the six months ended June 30, 2012 compared to 10.4% in the six months ended June 30, 2011. The increase in our MacMall/OnSale gross profit and gross margin was primarily due to an increase in selling margin as well as a 14 basis point increase in vendor consideration as a percentage of sales.

Operating Profit (Loss) and Operating Profit (Loss) Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2011			2010
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
SMB	$18,940	8.1%		$18,189	6.7%		$751	1.4%
MME	14,434	5.0		12,856	5.4		1,578	(0.4)
Public Sector	(204)	(0.3)		(303)	(0.4)		99	0.1
MacMall	1,073	1.0		599	0.5		474	0.5
Corporate and Other	(30,689)	(4.4	)(1)	(26,845)	(3.8	)(1)	(3,844)	(0.6	)(1)
Consolidated operating profit and operating profit margin	$3,554	0.5%		$4,496	0.6%		$(942)	(0.1)%

(1)       Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the six months ended June 30, 2012 was $3.6 million compared to $4.5 million in the six months ended June 30, 2011, a decrease of $0.9 million, or 21%. Consolidated operating profit margin for the six months ended June 30, 2012 was 0.5% compared to 0.6% in the six months ended June 30, 2011.

Our SMB segment operating profit increased by $0.7 million, or 4%, to $18.9 million in the six months ended June 30, 2012 compared to $18.2 million in the six months ended June 30, 2011. This increase resulted primarily from a decrease bad debt expense of $0.3 million and improvements in a number of components of selling, general and administrative expenses, partially offset by the SMB gross profit decrease discussed above and a $0.3 million increase in personnel costs primarily due to increased variable compensation expenses related to higher selling margin for SMB’s core business.

Our MME segment operating profit increased by $1.5 million, or 12%, to $14.4 million in the six months ended June 30, 2012 compared to $12.9 million in the six months ended June 30, 2011. The increase was primarily due to the increase in MME gross profit discussed above, partially offset by a $0.8 million increase in personnel costs, a $0.6 million increase in depreciation and amortization expenses primarily related to the acceleration of our SARCOM and NSPI trademark amortization in connection with our rebranding strategy, and a $0.4 million increase in variable fulfillment costs. The increase in personnel costs was primarily related to an increase in unutilized service labor and a $0.3 million increase in employee severance costs. Operating profit for the six months ended June 30, 2012 also included a $0.2 million benefit from a decrease in the estimated fair value of the contingent consideration liability related to our NSPI acquisition, compared to a $0.8 million benefit recorded in the six months ended June 30, 2011.

Our Public Sector segment reported an operating loss of $0.2 million in the six months ended June 30, 2012 compared to $0.3 million in the six months ended June 30, 2011. The decrease in Public Sector operating loss was primarily due to the increase in Public Sector gross profit discussed above, partially offset by a $0.9 million increase in personnel costs.

MacMall/OnSale segment operating profit increased by $0.5 million, or 79%, to $1.1 million in the six months ended June 30, 2012 compared to $0.6 million in the six months ended June 30, 2011. The increase in MacMall/OnSale segment operating profit was primarily due to the increase in MacMall/OnSale segment gross profit discussed above and a decrease in outside service costs of $0.5 million, a decrease in legal costs of $0.4 million and a decrease in credit card related costs of $0.3 million, partially offset by an increase in personnel costs of $0.8 million.

Corporate and Other operating expenses increased by $3.9 million, or 14%, to $30.7 million in the six months ended June 30, 2012 from $26.8 million in the six months ended June 30, 2011. The increase in the six months ended June 30, 2012 was primarily related to a $2.7 million increase in personnel costs primarily supporting continued investments in IT and professional and pre-sales support services, and a $0.9 million increase in depreciation expense associated with the completed portions of our on-going systems upgrades, partially offset by a $0.3 million decrease in litigation costs primarily related to defending in the prior year what we believe was a meritless lawsuit which was settled in January 2012 without liability to the company.

Net Interest Expense. Total net interest expense for the six months ended June 30, 2012 increased to $1.8 million compared to $1.6 million in the six months ended June 30, 2011. The increase in interest expense of $0.2 million resulted primarily from an increase in our average total outstanding borrowings, primarily related to the financing of our new El Segundo headquarters office building and an increase in amortization expense related to deferred financing costs, partially offset by a decrease in our average effective borrowing rate.

Income Tax Expense. We recorded an income tax expense of $0.7 million in the six months ended June 30, 2012 compared to an income tax expense of $1.2 million in the six months ended June 30, 2011. Our effective tax rates for the six months ended June 30, 2012 and 2011 were approximately 44% and 40%.

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

We had cash and cash equivalents of $8.6 million at June 30, 2012 and $9.5 million at December 31, 2011. Our working capital was $52.8 million as of June 30, 2012 and $45.3 million as of December 31, 2011.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively superseded an earlier repurchase program adopted in 1996. Under this new program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that any repurchases of our common stock under this program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. From the inception of the program in October 2008 through December 31, 2011, we had repurchased an aggregate total of 1,956,506 shares of our common stock for a cost of $8.7 million. The repurchased shares are held as treasury stock. We did not repurchase any of our common stock during the six months ended June 30, 2012.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE). In addition to other eligibility requirements, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. As of June 30, 2012, we had an aggregate accrued receivable of $8.9 million related to the 2010 and 2011 calendar years and the first six months of 2012. We expect to file our 2011 claim in 2012 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities in the six months ended June 30, 2012 was $21.3 million, primarily due to a $10.8 million decrease in accounts receivable and an $8.3 million increase in accounts payable. The decrease in accounts receivable reflects the payment received related to certain large sales near the end of 2011 as well as normal seasonality between the fourth quarter and the first half of the year thereafter. The increase in accounts payable is primarily due to the mix and timing of trade payables, including our management of the utilization of early pay discounts.

Net cash used in operating activities in the six months ended June 30, 2011 was $8.6 million, primarily due to a reduction in accounts payable of $29.5 million based upon timing of payments to certain vendors, partially offset by a $6.6 million increase in deferred revenues, a $5.3 million decrease in inventory and a $4.9 million decrease in accounts receivable, both due generally to normal seasonality between the fourth quarter and the first half of the year thereafter.

Cash Flows from Investing Activities. Net cash used in investing activities was $5.1 million in the six months ended June 30, 2012 compared to $17.0 million in the six months ended June 30, 2011. The $5.1 million of net cash used in investing activities in the six months ended June 30, 2012 was due to capital expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff. Capital expenditures of $17.0 million in the six months ended June 30, 2011 were primarily related to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff, the $9.6 million purchase of a new headquarters office building in El Segundo, California, as discussed above, and the $2.3 million acquisition of certain assets of eCost.

Cash Flows from Financing Activities. Net cash used in financing activities in the six months ended June 30, 2012 was $17.2 million compared to net cash provided by financing activities in the six months ended June 30, 2011 of $21.0 million. The $17.2 million of net cash used in financing activities in the six months ended June 30, 2012 was primarily related to $20.1 million of net payments made on the outstanding balance of our line of credit, partially offset by $4.4 million of proceeds resulting from capital leases entered into during the quarter but relating to assets acquired in prior periods. The $21.0 million of net cash provided by financing activities in the six months ended June 30, 2011 was primarily related to $7.2 million of borrowings under a new note payable to finance a part of the purchase price of the building in El Segundo, a $7.7 million change in book overdraft and a $5.8 million of net borrowings on our line of credit.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 for each twelve-month period. At June 30, 2012, we were in compliance with our financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At June 30, 2012, we had $71.8 million of net working capital advances outstanding under the line of credit. At June 30, 2012, the maximum credit line was $160 million and we had $62.9 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At June 30, 2012, we had $2.26 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $205,000 in the remainder of 2012 and $410,000 annually in each of the years 2012 through 2017.

At June 30, 2012, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.38%.

At June 30, 2012, $0.1 million relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, were included in our “Notes payable — current” on our Consolidated Balance Sheets. See “Other Planned Capital Projects” below for a detailed discussion.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At June 30, 2012, we had $9.9 million outstanding under this credit agreement. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

Other Planned Capital Projects

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all major phases of the implementation of the ERP systems by the end of 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs based on the complexity of the systems design, customization and implementation, based on our estimates, which are subject to change, we currently expect to incur a cost of approximately $16 million for the major phases of these IT system upgrades. To date, we have incurred approximately $12.6 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

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

•              our ability to execute and benefit from our business strategies; including but not limited to, business strategies related to and strategic investments in our IT systems, our brand strategy, our efforts to expand our sales of value-added services and solutions offerings, and  real estate acquisitions and dispositions;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At June 30, 2012, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2012. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2012, we had $71.8 million outstanding under our line of credit and $12.2 million outstanding under our notes payable. As of June 30, 2012, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.8 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of June 30, 2012, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and our Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com, ecost.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all phases of the implementation of the ERP systems by the end of 2013.

Our success is dependent on the accuracy and proper utilization of our management information systems and our telephone system. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded systems can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System, which was supported by HP until December 2010. We have had a contract for the last three years with a third party service provider, who specializes in maintenance and support of both hardware and operating system, to provide us adequate support until the completion of the upgrade of our management information system, which is expected to be completed by the end of 2013.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, HP, IBM, Lenovo, Microsoft and Dell. For example, products manufactured by Apple accounted for approximately 17% and 21% of our net sales in the three months ended June 30, 2012 and 2011. Products manufactured by HP represented 20% and 22% of our net sales in the three months ended June 30, 2012 and 2011.  A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

Certain of our vendors provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our vendors, including Adobe, Apple, Cisco, Dell, HP, IBM, Ingram Micro, Lenovo, Microsoft and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising and certain licenses to use their technology in the operation of our business at no or significantly reduced cost. We have agreements with many of our vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple or HP, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow. For example, the amount of vendor consideration we receive from a particular vendor may be impacted by a number of events outside of our control, including acquisitions, management changes or economic pressures affecting such vendor, any of which could materially affect the amount of vendor consideration we receive from such vendor.

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

10.1*

PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders (File No. 0-25790) filed with the Commission on April 30, 2012)

10.2*	Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan

10.3	Amendment to Agreement of Purchase and Sale Agreement and Joint Escrow Instructions, dated June 26, 2012

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

PC MALL, INC.
(Registrant)

Date: August 9, 2012	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

PC MALL, INC.

EXHIBIT LIST

Exhibit Number	Description

10.2*	Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan

10.3	Amendment to Agreement of Purchase and Sale Agreement and Joint Escrow Instructions, dated June 26, 2012

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, or compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.