Form 10-Q
period 2012-09-30
PC MALL INC
filed 2012-11-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, the registrant had 11,996,437 shares of common stock outstanding.

PC MALL, INC.

PC MALL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,465	$9,484
Accounts receivable, net of allowances of $1,185 and $1,642	199,219	207,985
Inventories, net	65,563	79,456
Prepaid expenses and other current assets	13,848	9,681
Deferred income taxes	3,419	3,937
Total current assets	288,514	310,543
Property and equipment, net	45,924	44,745
Deferred income taxes	264	247
Goodwill	25,510	25,510
Intangible assets, net	7,645	9,840
Other assets	2,087	2,387
Total assets	$369,944	$393,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,349	$122,523
Accrued expenses and other current liabilities	27,754	31,797
Deferred revenue	25,568	18,079
Line of credit	60,809	91,852
Notes payable — current	883	1,015
Total current liabilities	232,363	265,266
Notes payable and other long-term liabilities	16,645	11,574
Deferred income taxes	5,671	5,606
Total liabilities	254,679	282,446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,494,051 and 14,368,888 shares issued; and 12,042,367 and 11,995,704 shares outstanding, respectively	14	14
Additional paid-in capital	109,861	108,061
Treasury stock, at cost: 2,451,684 and 2,373,184 shares, respectively	(10,198)	(9,733)
Accumulated other comprehensive income	2,586	2,256
Retained earnings	13,002	10,228
Total stockholders’ equity	115,265	110,826
Total liabilities and stockholders’ equity	$369,944	$393,272

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$364,583	$367,547	$1,069,522	$1,065,395
Cost of goods sold	316,191	317,346	925,852	925,339
Gross profit	48,392	50,201	143,670	140,056
Selling, general and administrative expenses	44,331	46,350	136,230	132,509
Revaluation of earnout liability	68	—	(107)	(800)
Operating profit	3,993	3,851	7,547	8,347
Interest expense, net	967	823	2,807	2,381
Income before income taxes	3,026	3,028	4,740	5,966
Income tax expense	1,213	1,266	1,966	2,441
Net income	$1,813	$1,762	$2,774	$3,525

Basic and Diluted Earnings Per Common Share
Basic	$0.15	$0.14	$0.23	$0.29
Diluted	0.15	0.14	0.23	0.28

Weighted average number of common shares outstanding:
Basic	12,039	12,249	12,024	12,295
Diluted	12,177	12,442	12,205	12,600

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011
Net income	$1,813	$1,762	$2,774	$3,525

Other comprehensive income (loss):
Foreign currency translation adjustments	294	(664)	330	(416)
Total other comprehensive income (loss)	294	(664)	330	(416)
Comprehensive income	$2,107	$1,098	$3,104	$3,109

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in-	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income	Earnings	Total
Balance at December 31, 2011	11,996	$14	$108,061	$(9,733)	$2,256	$10,228	$110,826
Stock option exercises, including related income tax benefit	116	—	298	(45)	—	—	253
Purchase of common stock under a stock repurchase program	(70)	—	—	(420)	—	—	(420)
Stock-based compensation expense	—	—	1,502	—	—	—	1,502
Net Income	—	—	—	—	—	2,774	2,774
Translation adjustments	—	—	—	—	330	—	330
Balance at September 30, 2012	12,042	$14	$109,861	$(10,198)	$2,586	$13,002	$115,265

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$2,774	$3,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,418	7,205
Provision for deferred income taxes	2,514	2,157
Net tax benefit related to stock option exercises	92	1
Excess tax benefit related to stock option exercises	(141)	(658)
Non-cash stock-based compensation	1,502	1,649
Decrease in earnout liability	(107)	(800)
Gain on sale of fixed assets	—	(15)
Change in operating assets and liabilities:
Accounts receivable	6,873	(3,088)
Inventories	13,893	5,542
Prepaid expenses and other current assets	(3,792)	(2,685)
Other assets	207	22
Accounts payable	(1,115)	(15,986)
Accrued expenses and other current liabilities	(5,026)	(1,740)
Deferred revenue	7,489	5,365
Total adjustments	31,807	(3,031)
Net cash provided by operating activities	34,581	494
Cash Flows From Investing Activities
Purchase of El Segundo building	—	(9,565)
Purchases of property and equipment	(6,765)	(12,296)
Acquisition of eCost	—	(2,284)
Proceeds from sale of fixed assets	—	23
Net cash used in investing activities	(6,765)	(24,122)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(31,043)	12,016
Capital lease proceeds	4,356	—
Borrowings under notes payable	2,859	7,198
Payments under notes payable	(813)	(565)
Change in book overdraft	(4,410)	3,322
Payment of earnout liability	—	(1,121)
Payments of obligations under capital lease	(1,666)	(870)
Proceeds from stock issued under stock option plans	206	715
Payment for deferred financing costs	—	(25)
Excess tax benefit related to stock option exercises	141	658
Common shares repurchased and held in treasury	(420)	(2,260)
Net cash (used in) provided by financing activities	(30,790)	19,068
Effect of foreign currency on cash flow	(45)	58
Net change in cash and cash equivalents	(3,019)	(4,502)
Cash and cash equivalents at beginning of the period	9,484	10,711
Cash and cash equivalents at end of the period	$6,465	$6,209
Supplemental Cash Flow Information
Interest paid	$2,459	$2,054
Income taxes paid	1,404	3,938
Supplemental Non-Cash Investing and Financing Activities
Purchase of infrastructure system	$858	$2,552
Deferred financing costs	—	346

See Notes to the Consolidated Financial Statements.

PC MALL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Description of Company

PC Mall, Inc. is a leading technology solutions provider to businesses, government and educational institutions and individual consumers. We go to market through our dedicated sales force of over 700 account executives. We also offer our products, services and solutions through our field service teams, various direct marketing techniques and a limited number of retail stores. Since our founding in 1987, we have served our customers in part by offering them multi-branded hardware solutions from leading brands including HP, Apple, Cisco, Microsoft and Lenovo. Through us, these and other manufacturers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. We add additional value to our manufacturer partners by being able to sell, deliver and incorporate their products and services into comprehensive solutions with a high degree of customization. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support, and centralized product fulfillment.

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 filed with the SEC on May 10, 2012 and August 9, 2012, respectively, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2011 fiscal year and through the date of this report.

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

In the first quarter of 2012, we determined that certain product sales in a daily deal format marketed under our OnSale segment’s daily deal business can do considerably better than in a traditional ecommerce catalog format. As this “daily deal” market and its related customer buying behaviors have continued to evolve, the “daily deals” business model is rapidly expanding to include sales of IT products. In response to these developments, we determined that our strategic objectives can be best achieved by incorporating the best practices, technologies and methodologies we have developed in our stand alone “daily deals” business into our traditional eCommerce platform and no longer operating a stand-alone “daily deals” business. As a result, and in order to take advantage of this opportunity, we have determined that we will no longer operate a stand-alone “daily deals” business under OnSale. Instead, we have taken the best practices and technology we have developed in the OnSale daily deals business and incorporated them into our overall eCommerce offering. Beginning in the first quarter of 2012, we restored operating and reporting of the OnSale and MacMall businesses within a single segment. As a result, we now have four operating segments: SMB, MME, Public Sector and MacMall/OnSale. We include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate & Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

During the three months ended September 30, 2012, we generated approximately 38% of our revenue in our MME segment, 32% of our revenue in our SMB segment, 16% of our revenue in our Public Sector segment and 14% of our revenue in our MacMall/OnSale segment. During the nine months ended September 30, 2012, we generated approximately 40% of our revenue in our MME segment, 33% of our revenue in our SMB segment, 15% of our revenue in our MacMall/OnSale segment and 12% of our revenue in our Public Sector segment.

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

2. Summary of New Accounting Standard

In July 2012, the FASB issued ASU 2012-02, “Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which provides companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. ASU 2012-02 prescribes an entity to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that its indefinite-lived intangible assets are impaired. The qualitative factors are similar to the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We believe the adoption of this new standard will not have a material effect on our consolidated financial position or results of operations.

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

3. Property and Equipment

El Segundo Building

In March 2011, we completed the purchase of the real property comprising approximately 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which became our new corporate headquarters. We moved into this building from our prior headquarters located in Torrance, California in November 2011. The total purchase price was $9.6 million. Based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. In June 2011, we entered into a credit agreement to finance the purchase and improvement of this real property. The credit agreement provides a commitment for a loan up to $10.9 million of which we drew down a total of $10.1 million through September 30, 2012. At September 30, 2012, approximately $9.8 million was outstanding under this credit agreement. See Note 6 below for more information.

Capital Leases

In February, March and June 2012, we entered into capital lease agreements with a bank totaling approximately $4.7 million related to various furniture and equipment at our El Segundo, California corporate headquarters office, our data center in Roswell, Georgia and our MME segment’s headquarters office in Lewis Center, Ohio. Each of the capital leases has a five year term.

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

5. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the nine months ended September 30, 2012. Goodwill totaled $25.5 million as of September 30, 2012 and December 31, 2011, all of which related to our MME segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At September 30, 2012				At December 31, 2011
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	4	$5,808	(1)	$1,159	$4,649	$5,715	(1)	$372	$5,343
Customer relationships	7	6,349		3,482	2,867	10,600		6,431	4,169
Non-compete agreements	3	580		451	129	1,070		742	328
Total intangible assets		$12,737		$5,092	$7,645	$17,385		$7,545	$9,840

(1)     Included in the gross amounts for “Patent, trademarks & URLs” at September 30, 2012 and December 31, 2011 are $2.9 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was approximately $0.8 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $2.3 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.5 million in the remainder of 2012; $1.9 million in 2013, $0.5 million in 2014, $0.5 million in 2015, $0.3 million in 2016 and $0.9 million thereafter.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 for each twelve-month period. At September 30, 2012, we were in compliance with our financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At September 30, 2012, we had $60.8 million of net working capital advances outstanding under the line of credit. At September 30, 2012, the maximum credit line was $160 million and we had $65.7 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At September 30, 2012, we had $2.15 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $102,500 in the remainder of 2012 and $410,000 annually in each of the years 2013 through 2017.

At September 30, 2012, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.33%.

At September 30, 2012, $43,000 relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, was included in our “Notes payable - current” on our Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At September 30, 2012, we had $9.8 million outstanding under this credit agreement. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

7. Rebranding Strategy and Cost Reduction Initiatives

Over the past several years, our company has grown into approximately a $1.5 billion enterprise in part through our acquisition and internal cultivation of different brands. We have historically differentiated those brands primarily based on the identity of the customers they serve. After careful examination of the trends taking shape in the markets we serve, we have determined that going forward, our commercial customers can benefit from a more unified and streamlined brand strategy. We are now consolidating our commercial brands and realigning our customer segments in an effort to realize significant growth and to achieve a more efficient cost structure. We believe this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders, providing a brand that better represents the technology solutions provider we are today.

Effective January 1, 2013, we will change the corporate name of PC Mall to PCM, Inc. and combine our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary. The combined subsidiary will operate under the unified commercial brand PCM and will generally include our SMB, MME and portions of our Corporate & Other segments. Additionally, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary will change its name to PCMG, Inc. and will operate under the brand PCM-G.

An important part of these initiatives is a focused reduction of our overhead expenses. To that end, we took actions in the first nine months of 2012 that resulted in annualized cost savings of $7.3 million. These and other related actions resulted in severance and restructuring related expenses of approximately $2.5 million in the first nine months of 2012.

A summary of our total restructuring costs, which are included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations, is as follows by each of our reportable segments (in thousands) and no such costs were incurred in 2011 related to these efforts:

	MME	SMB	Public Sector	MacMall/ OnSale	Corporate & Other	Consolidated
Three Months Ended September 30, 2012
Employee termination costs	$45	$38	$1	$15	$591	$690
Trademark amortization costs	229	—	—	—	—	229
Other costs	—	—	—	—	45	45
Total	$274	$38	$1	$15	$636	$964

Nine Months Ended September 30, 2012
Employee termination costs	$432	$76	$5	$130	$922	$1,565
Trademark amortization costs	645	—	—	—	—	645
Other costs	—	—	—	—	292	292
Total	$1,077	$76	$5	$130	$1,214	$2,502

Employee termination costs include costs of severance and other discretionary payments upon employee terminations, and include estimated taxes and benefits associated with such payments. Trademark amortization costs include accelerated amortization of the Sarcom and NSPI trademarks compared to the previous year resulting from the anticipated consolidation of our commercial brands to PCM in January 2013. We will continue amortization at an incremental $0.2 million per quarter throughout 2013 during the brand transitions from Sarcom and NSPI to PCM, after which point the Sarcom and NSPI trademarks will become fully amortized. Other costs in the table above represent legal and other costs related to various restructuring and related activities.

A summary rollforward of our restructuring costs, which are recorded as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets, is as follows (in thousands):

	Balance as of December 31, 2011	Costs Charged to Expense	Payments	Adjustments	Balance as of September 30, 2012
Employee termination costs	$—	$1,565	$(1,101)	$—	$464
Other costs	—	292	(228)	—	64

8. Income Taxes

Accounting for Uncertainty in Income Taxes

We had no unrecognized tax benefits and no accrued interest or penalties recognized as of September 30, 2012. There were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of September 30, 2012.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2008, and state income tax examinations for years following 2006. In addition, certain federal and state net operating loss carryforwards generated after 2002 and 1997, respectively, and used in a subsequent year, may still be adjusted by a taxing authority upon examination.

9. Stockholders’ Equity

On September 13, 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program. Our stock repurchase program was originally adopted in October 2008 with an authorized maximum of $10 million. Since the inception of the program through September 30, 2012, we repurchased an aggregate total of 2,026,610 shares of our common stock for a total cost of $9.1 million, of which 70,104 shares were repurchased for a cost of $0.4 million during the quarter ended September 30, 2012. The repurchased shares are held as treasury stock. As a result of the $10 million increase, as of September 30, 2012, we had $10.9 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our credit facility agreement dated December 14, 2010, as amended.

Under the approved stock repurchase program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

10. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. As such, potential common shares of approximately 1,774,000 and 516,000 for the three months ended September 30, 2012 and 2011, and approximately 1,791,000 and 863,000 for the nine months ended September 30, 2012 and 2011 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended September 30, 2012:
Basic EPS
Net income	$1,813	12,039	$0.15
Effect of dilutive securities
Dilutive effect of stock options	—	138
Diluted EPS
Adjusted net income	$1,813	12,177	$0.15

Three Months Ended September 30, 2011:
Basic EPS
Net income	$1,762	12,249	$0.14
Effect of dilutive securities
Dilutive effect of stock options	—	193
Diluted EPS
Adjusted net income	$1,762	12,442	$0.14

Nine Months Ended September 30, 2012:
Basic EPS
Net income	$2,774	12,024	$0.23
Effect of dilutive securities
Dilutive effect of stock options	—	181
Diluted EPS
Adjusted net income	$2,774	12,205	$0.23

Nine Months Ended September 30, 2011:
Basic EPS
Net income	$3,525	12,295	$0.29
Effect of dilutive securities
Dilutive effect of stock options	—	305
Diluted EPS
Adjusted net income	$3,525	12,600	$0.28

11. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	MME	SMB	Public Sector	MacMall/ OnSale	Corporate & Other	Consolidated
Three Months Ended September 30, 2012
Net sales	$137,069	$118,633	$56,981	$51,903	$(3)	$364,583
Gross profit	20,687	16,374	5,342	5,887	102	48,392
Depreciation and amortization expense(1)	1,187	2	25	244	1,658	3,116
Operating profit (loss)	7,437	9,062	1,943	765	(15,214)	3,993

Three Months Ended September 30, 2011
Net sales	$136,447	$119,840	$59,463	52,441	$(644)	$367,547
Gross profit	21,269	16,481	5,807	6,583	61	50,201
Depreciation and amortization expense(1)	927	2	43	244	1,370	2,586
Operating profit (loss)	7,353	9,417	1,564	400	(14,883)	3,851

Nine Months Ended September 30, 2012
Net sales	$423,450	$351,793	$130,857	$163,456	$(34)	$1,069,522
Gross profit	62,349	49,952	12,799	18,450	120	143,670
Depreciation and amortization expense(1)	3,547	5	87	776	5,003	9,418
Operating profit (loss)	21,871	28,002	1,739	1,838	(45,903)	7,547

Nine Months Ended September 30, 2011
Net sales	$375,580	$389,848	$132,544	168,787	$(1,364)	$1,065,395
Gross profit (loss)	59,114	50,236	12,360	18,700	(354)	140,056
Depreciation and amortization expense(1)	2,690	6	139	604	3,766	7,205
Operating profit (loss)	20,209	27,606	1,261	999	(41,728)	8,347

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of September 30, 2012 and December 31, 2011, we had total consolidated assets of $369.9 million and $393.3 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

12. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.3 million and $1.7 million in each of the three month periods ended September 30, 2012 and September 30, 2011 and $4.0 million and $4.9 million in each of the nine month periods ended September 30, 2012 and September 30, 2011. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

13. Subsequent Event

Effective October 3, 2012, we extended the lease term of our primary distribution center through May 31, 2016. The leased property, which is approximately 212,000 square feet of real property located in Memphis, Tennessee, serves as our primary distribution center. The lease amendment also provides for options to extend the lease up to three additional 36 month periods each, contingent upon meeting specific conditions and prevailing rates as specified in the amendment.

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

BUSINESS OVERVIEW

PC Mall, Inc. is a leading technology solutions provider to businesses, government and educational institutions and individual consumers. We go to market through our dedicated sales force of over 700 account executives. We also offer our products, services and solutions through our field service teams, various direct marketing techniques and a limited number of retail stores. Since our founding in 1987, we have served our customers in part by offering them multi-branded hardware solutions from leading brands including HP, Apple, Cisco, Microsoft and Lenovo. Through us, these and other manufacturers are able to reach multiple customer segments including consumers, small and medium sized businesses, large enterprise businesses, as well as state, local and federal governments and educational institutions. We add additional value to our manufacturer partners by being able to sell, deliver and incorporate their products and services into comprehensive solutions with a high degree of customization. Our model also facilitates an efficient supply chain and support mechanism for manufacturers by using a combination of direct marketing, centralized selling and support, and centralized product fulfillment.

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

In the first quarter of 2012, we determined that certain product sales in a daily deal format marketed under our OnSale segment’s daily deal business can do considerably better than in a traditional ecommerce catalog format. As this “daily deal” market and its related customer buying behaviors have continued to evolve, the “daily deals” business model is rapidly expanding to include sales of IT products. In response to these developments, we determined that our strategic objectives can be best achieved by incorporating the best practices, technologies and methodologies we have developed in our stand alone “daily deals” business into our traditional eCommerce platform and no longer operating a stand alone “daily deals” business. As a result, and in order to take advantage of this opportunity, we have determined that we will no longer operate a stand-alone “daily deals” business under OnSale. Instead, we have taken the best practices and technology we have developed in the OnSale daily deals business and incorporated them into our overall eCommerce offering. Beginning in the first quarter of 2012, we restored operating and reporting of the OnSale and MacMall businesses within a single segment. As a result, we now have four operating segments: SMB, MME, Public Sector and MacMall/OnSale. We include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate & Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

During the three months ended September 30, 2012, we generated approximately 38% of our revenue in our MME segment, 32% of our revenue in our SMB segment, 16% of our revenue in our Public Sector segment and 14% of our revenue in our MacMall/OnSale segment. During the nine months ended September 30, 2012, we generated approximately 40% of our revenue in our MME segment, 33% of our revenue in our SMB segment, 15% of our revenue in our MacMall/OnSale segment and 12% of our revenue in our Public Sector segment.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Adobe, APC, Cisco, Dell, IBM, Ingram Micro, Lenovo, Microsoft, Tech Data and VMware. Products manufactured by Apple represented approximately 17% and 16% of our net sales in the three months ended September 30, 2012 and 2011, and 17% and 20% of our net sales in the nine months ended September 30, 2012 and 2011. Products manufactured by HP represented 19% and 22% of our net sales in the three months ended September 30, 2012 and 2011, and 20% and 21% of our net sales in the nine months ended September 30, 2012 and 2011.

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

STRATEGIC DEVELOPMENTS

Rebranding Strategy and Cost Reduction Initiatives

Over the past several years, our company has grown into approximately a $1.5 billion enterprise in part through our acquisition and internal cultivation of different brands. We have historically differentiated those brands primarily based on the identity of the customers they serve. After careful examination of the trends taking shape in the markets we serve, we have determined that going forward, our commercial customers can benefit from a more unified and streamlined brand strategy. We are now consolidating our commercial brands and realigning our customer segments in an effort to realize significant growth and to achieve a more efficient cost structure. We believe this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders, providing a brand that better represents the technology solutions provider we are today.

Effective January 1, 2013, we will change the corporate name of PC Mall to PCM, Inc. and combine our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary. The combined subsidiary will operate under the unified commercial brand PCM and will generally include our SMB, MME and portions of our Corporate & Other segments. Additionally, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary will change its name to PCMG, Inc. and will operate under the brand PCM-G.

An important part of these initiatives is a focused reduction of our overhead expenses. To that end, we took actions in the first nine months of 2012 that resulted in annualized cost savings of $7.3 million. These and other related actions resulted in severance and restructuring related expenses of approximately $2.5 million in the first nine months of 2012.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be completed with a substantial portion of the implementation of the ERP systems by the end of 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs based on the complexity of the systems design, customization and implementation, based on our estimates, which are subject to change, we currently expect to incur a cost of approximately $16 million for the major phases of these IT system upgrades. To date, we have incurred approximately $13.3 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

Real Estate Transaction

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the nine months ended September 30, 2012 and 2011, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$364,583	$367,547	$1,069,522	$1,065,395
Cost of goods sold	316,191	317,346	925,852	925,339
Gross profit	48,392	50,201	143,670	140,056
Selling, general and administrative expenses	44,331	46,350	136,230	132,509
Revaluation of earnout liability	68	—	(107)	(800)
Operating profit	3,993	3,851	7,547	8,347
Interest expense, net	967	823	2,807	2,381
Income before income taxes	3,026	3,028	4,740	5,966
Income tax expense	1,213	1,266	1,996	2,441
Net income	$1,813	$1,762	$2,774	$3,525

Basic and Diluted Earnings Per Common Share
Basic	$0.15	$0.14	$0.23	$0.29
Diluted	0.15	0.14	0.23	0.28

Weighted average number of common shares outstanding:
Basic	12,039	12,249	12,024	12,295
Diluted	12,177	12,442	12,205	12,600

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.7	86.4	86.6	86.9
Gross profit	13.3	13.6	13.4	13.1
Selling, general and administrative expenses	12.2	12.6	12.7	12.4
Revaluation of earnout liability	—	—	—	(0.1)
Operating profit	1.1	1.0	0.7	0.8
Interest expense, net	0.3	0.2	0.3	0.2
Income before income taxes	0.8	0.8	0.4	0.6
Income tax expense	0.3	0.3	0.2	0.2
Net income	0.5%	0.5%	0.2%	0.4%

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change
	2012	2011	$	%
MME	$137,069	$136,447	$622	0.5%
SMB	118,633	119,840	(1,207)	(1.0)
Public Sector	56,981	59,463	(2,482)	(4.2)
MacMall/OnSale	51,903	52,441	(538)	(1.0)
Corporate & Other	(3)	(644)	641	NMF (1)
Consolidated net sales	$364,583	$367,547	$(2,964)	(0.8)%

(1)  Not meaningful.

Our consolidated net sales for the third quarter of 2012 were $364.6 million, a decrease of $2.9 million, or 1%, from consolidated net sales of $367.5 million in the third quarter of 2011.

Our MME segment net sales increased by $0.7 million, or 1%, in the third quarter of 2012 to $137.1 million from $136.4 million in the third quarter of 2011. This increase was primarily due to an 11% increase in sales of services, primarily driven by increased project consulting services, partially offset by a 2% decrease in net sales of products in the third quarter of 2012 compared to the third quarter of 2011. The decrease in product sales was primarily due to soft demand in the marketplace towards the end of the third quarter of 2012. As a result, in the third quarter of 2012, sales of services increased to 21% of MME segment sales from 19% of sales in the third quarter of 2011.

Our SMB segment net sales decreased by $1.2 million, or 1%, in the third quarter of 2012 to $118.6 million from $119.8 million in the third quarter of 2011. This decrease was primarily due to a $7.2 million decline in sales to promotional companies as a result of a program change in the fourth quarter of 2011 by a large vendor primarily impacting our SMB and MacMall/OnSale segments as we had disclosed in our fourth quarter 2011 results. This decrease was partially offset by a $6.0 million, or 6%, increase in sales to customers outside that program. As we indicated previously, we expect the effects of this program change to continue to impact year over year comparisons for the remainder of 2012. In the third quarter and fourth quarter of 2011, sales under this program were approximately $12.7 million and $8.8 million respectively.

Our Public Sector segment net sales decreased by $2.5 million, or 4%, in the third quarter of 2012 to $57.0 million compared to $59.5 million in the third quarter of 2011. This decrease in Public Sector net sales was due to a decrease of $2.2 million, or 7%, in our federal government business. Our state and local government and educational institutions (SLED) business remained flat in the third quarter of 2012 compared to the third quarter 2011.

Our MacMall/OnSale segment net sales were $51.9 million in the third quarter of 2012 compared to $52.4 million in the third quarter of 2011, a decrease of $0.5 million, or 1%. The decrease in MacMall/OnSale net sales was primarily due to soft demand resulting from market anticipation of major product releases which did not occur until the fourth quarter of 2012, as compared to new product releases in the prior year which occurred in third quarter of 2011.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
MME	$20,687	15.1%	$21,269	15.6%	$(582)	(0.5)%
SMB	16,374	13.8	16,481	13.8	(107)	—
Public Sector	5,342	9.4	5,807	9.8	(465)	(0.4)
MacMall/OnSale	5,887	11.3	6,583	12.6	(696)	(1.3)
Corporate & Other	102	NMF (1)	61	NMF (1)	41	NMF (1)
Consolidated gross profit and gross profit margin	$48,392	13.3%	$50,201	13.7%	$(1,809)	(0.4)%

(1)  Not meaningful

Consolidated gross profit for the third quarter of 2012 was $48.4 million compared to $50.2 million in the third quarter of 2011, a decrease of $1.8 million, or 4%. Consolidated gross profit margin was 13.3% in the third quarter of 2012 compared to 13.7% in the third quarter of 2011.

Gross profit for our MME segment decreased by $0.6 million, or 3%, to $20.7 million in the third quarter of 2012 compared to $21.3 million in the third quarter of 2011. MME gross profit margin decreased to 15.1% in the third quarter of 2012 compared to 15.5% in the third quarter of 2011. The decrease in MME gross profit and gross profit margin was primarily due to a decrease of $0.6 million, or 42 basis points, in vendor consideration as a percentage of sales. The decrease in vendor consideration as a percentage of sales was due to lower demand for certain product categories as compared to third quarter of 2011.

Gross profit for our SMB decreased by $0.1 million, or 1%, to $16.4 million in the third quarter of 2012 compared to $16.5 million in the third quarter of 2011. SMB gross profit margin remained flat at 13.8% in the third quarter of 2012 and in the third quarter of 2011.

Gross profit for our Public Sector segment decreased by $0.5 million, or 8%, to $5.3 million in the third quarter of 2012 compared to $5.8 million in the third quarter of 2011. Public Sector gross profit margin decreased by 40 basis points to 9.4% in the third quarter of 2012 compared to 9.8% in the third quarter of 2011. The decrease in Public Sector gross profit and gross profit margin was primarily due to the decrease in sales and changes in product mix.

Gross profit for our MacMall/OnSale segment decreased by $0.7 million, or 11%, to $5.9 million in the third quarter of 2012 compared to $6.6 million in the third quarter of 2011. MacMall/OnSale gross profit margin decreased by 130 basis points to 11.3% in the third quarter of 2012 compared to 12.6% in the third quarter of 2011. The decrease in MacMall/OnSale gross profit and gross profit margin in the third quarter of 2012 was primarily due to the significant sales of HP Touchpads in the third quarter of 2011, which resulted from an extraordinary market-wide price reduction of these tablets when HP announced its exit from the category.

Operating Profit (Loss) and Operating Profit (Loss) Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2012			2011
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
MME	$7,437	5.4%		$7,353	5.4%		$84	—%
SMB	9,062	7.6		9,417	7.9		(355)	(0.3)
Public Sector	1,943	3.4		1,564	2.6		379	0.8
MacMall/OnSale	765	1.5		400	0.8		365	0.7
Corporate & Other	(15,214)	(4.2	)(1)	(14,883)	(4.0	)(1)	(331)	(0.2	)(1)
Consolidated operating profit and operating profit margin	$3,993	1.1%		$3,851	1.0%		$142	0.1%

(1)        Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the third quarter of 2012 was $4.0 million compared to $3.9 million in the third quarter of 2011, an increase of $0.1 million, or 4%. Consolidated operating profit margin for the third quarter of 2012 was 1.1% compared to 1.0% in the third quarter of 2011.

Our MME operating profit in the third quarter of 2012 remained flat at $7.4 million in the third quarter of 2012 and in the third quarter of 2011. MME operating profit was affected by the decrease in MME gross profit discussed above, primarily offset by a decrease in personnel costs of $0.7 million, which was mainly related to a decrease in variable compensation costs.

Our SMB segment operating profit decreased by $0.3 million, or 4%, to $9.1 million in the third quarter of 2012 compared to $9.4 million in the third quarter of 2011. This decrease resulted primarily from an increase in personnel costs of $0.2 million and the decrease in SMB gross profit discussed above.

Our Public Sector segment operating profit increased by $0.3 million, or 24% to $1.9 million in the third quarter of 2012 compared to $1.6 million in the third quarter of 2011. The increase in Public Sector operating profit was primarily due to a $0.7 million decrease in personnel costs, partially offset by a decrease in Public Sector gross profit as discussed above.

Our MacMall/OnSale operating profit increased by $0.4 million, or 91%, to $0.8 million in the third quarter of 2012 compared to $0.4 million in the third quarter 2011. This increase in MacMall/OnSale operating profit was primarily due to a decrease in personnel costs of $0.7 million and small improvements in a number of components of selling, general and administrative expenses, partially offset by a decrease in MacMall/OnSale gross profit discussed above.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain professional and pre-sales support services and other administrative costs that are not otherwise included in our reportable operating segments. Third quarter 2012 Corporate & Other operating expenses increased by $0.3 million, or 2%, to $15.2 million from $14.9 million in the third quarter of 2011. The increase in the third quarter of 2012 was primarily related to a $0.6 million increase in employee severance costs associated with our restructuring efforts and a $0.3 million increase in depreciation expense associated with the completed portions of our on-going systems upgrades, partially offset by a $0.4 million decrease in litigation costs.

Net Interest Expense. Total net interest expense for the third quarter of 2012 increased to $1.0 million compared to $0.8 million in the third quarter of 2011. The increase in interest expense of $0.2 million resulted primarily from the increase in our outstanding borrowings primarily related to the financing of our new El Segundo headquarters office building, as well as an increase in sales tax audit assessment in the form of interest. There was an increase in our average effective borrowing rate, partially offset by a decrease in our average outstanding borrowings on our revolving loan.

Income Tax Expense. We recorded an income tax expense of $1.2 million in the third quarter of 2012 compared to an income tax expense of $1.3 million in the third quarter of 2011. Our effective tax rate for the quarters ended September 30, 2012 and 2011 was approximately 40% and 42%. The decrease in our effective tax rate in the quarter ended September 30, 2012 was primarily due to the recording of a foreign tax credit against federal tax liability.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Sales. The following table presents our net sales, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Change
	2012	2011	$	%
MME	$423,450	$375,580	$47,870	12.8%
SMB	351,793	389,848	(38,055)	(9.8)
Public Sector	130,857	132,544	(1,687)	(1.3)
MacMall/OnSale	163,456	168,787	(5,331)	(3.2)
Corporate & Other	(34)	(1,364)	1,330	NMF (1)
Consolidated net sales	$1,069,522	$1,065,395	$4,127	(0.4)%

(1)  Not meaningful.

Our consolidated net sales for the nine months ended September 30, 2012 were $1,069.5 million, an increase of $4.1 million from consolidated net sales of $1,065.4 million in the nine months ended September 30, 2011.

Our MME segment net sales increased by $47.9 million, or 13%, to $423.5 million in the nine months ended September 30, 2012 from $375.6 million in the nine months ended September 30, 2011. This increase was primarily due to an 11% increase in product revenues in the nine months ended September 30, 2012 compared to the same period in 2011 and a 19% increase in sales of services in the nine months ended September 30, 2012 compared to the same period in 2011. In the nine months ended September 30, 2012, sales of services as a percentage of net sales increased to 20% of net sales from 19% of net sales in the nine months ended September 30, 2011.

Our SMB segment net sales decreased by $38.0 million, or 10%, to $351.8 million in the nine months ended September 30, 2012 from $389.8 million in the nine months ended September 30, 2011. This decrease was primarily due to a $46.0 million decline in sales to promotional companies as a result of the program change discussed above, partially offset by an $8.0 million increase in sales to customers outside that program.

Our Public Sector segment net sales decreased by $1.6 million, or 1%, to $130.9 million in the nine months ended September 30, 2012 compared to $132.5 million in the nine months ended September 30, 2011. This decrease in Public Sector net sales was due to a decrease of $9.8 million, or 14%, in our federal government business, which was partially offset by an increase of $7.9 million, or 12%, in sales to SLED customers resulting primarily from increased account executive headcount focused on our SLED business.

Our MacMall/OnSale segment net sales decreased by $5.3 million, or 3%, to $163.5 million in the nine months ended September 30, 2012 compared to $168.8 million in the nine months ended September 30, 2011. The decrease in MacMall/OnSale net sales was primarily due to a $3.1 million decrease in MacMall net sales due to the vendor program change discussed above. Sales under this program in 2012 were approximately $1.0 million, $3.2 million and $0.9 million in each of the first three quarters of 2012 and approximately $5.5 million and $2.7 million in each of the first two quarters of 2011. There were no sales under this program in the third and fourth quarters of 2011. In addition, the decrease in MacMall/OnSale net sales was affected by soft demand resulting from market anticipation of major product releases which did not occur until the fourth quarter of 2012, as compared to new product releases in the prior year which occurred in the third quarter of 2011.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2012		2011
		Gross Profit	Gross Profit	Gross Profit	Change
	Gross Profit	Margin	(Loss)	Margin	$	Margin
MME	$62,349	14.7%	$59,114	15.7%	$3,235	(1.0)%
SMB	49,952	14.2	50,236	12.9	(284)	1.3
Public Sector	12,799	9.8	12,360	9.3	439	0.5
MacMall/OnSale	18,450	11.3	18,700	11.1	(250)	0.2
Corporate & Other	120	NMF (1)	(354)	NMF (1)	474	NMF (1)
Consolidated gross profit and gross profit margin	$143,670	13.4%	$140,056	13.1%	$3,614	0.3%

(1) Not meaningful

Consolidated gross profit for the nine months ended September 30, 2012 was $143.7 million compared to $140.1 million in the nine months ended September 30, 2011, an increase of $3.6 million, or 3%. Consolidated gross profit margin for the nine months ended September 30, 2012 was 13.4% compared to 13.1% in the nine months ended September 30, 2011.

Gross profit for our MME segment increased by $3.2 million, or 5%, to $62.3 million in the nine months ended September 30, 2012 compared to $59.1 million in the nine months ended September 30, 2011, and gross profit margin for the nine months ended September 30, 2012 was 14.7% compared to 15.7% in the nine months ended September 30, 2011. The increase in MME gross profit was primarily due to the increased MME net sales discussed above, partially offset by a decrease in product margins. The decrease in MME gross profit margin was primarily due to a 49 basis point decrease in vendor consideration as a percentage of net sales and a competitive pricing environment for product sales.

Gross profit for our SMB segment decreased by $0.2 million, to $50.0 million for the nine months ended September 30, 2012 compared to $50.2 million in the nine months ended September 30, 2011 resulting primarily from decreased SMB net sales discussed above, but partially offset by an increase in gross profit for the core SMB business. SMB gross profit margin increased by 130 basis points to 14.2% in the nine months ended September 30, 2012 compared to 12.9% in the nine months ended September 30, 2011 primarily due to an increase in vendor consideration as a percentage of net sales as well as a decrease in sales to promotional companies at lower margins.

Gross profit for our Public Sector segment increased by $0.4 million, or 4%, to $12.8 million in the nine months ended September 30, 2012 compared to $12.4 million in the nine months ended September 30, 2011. Public Sector gross profit margin increased by 50 basis points to 9.8% in the nine months ended September 30, 2012 compared to 9.3% in the nine months ended September 30, 2011. The increase in Public Sector gross profit and gross profit margin was primarily due to an increase in selling margin and an increase in vendor consideration.

Gross profit for our MacMall/OnSale segment decreased by $0.2 million, or 1%, to $18.5 million in the nine months ended September 30, 2012 compared to $18.7 million in the nine months ended September 30, 2011. MacMall/OnSale gross profit margin increased by 20 basis points to 11.3% in the nine months ended September 30, 2012 compared to 11.1% in the nine months ended September 30, 2011. The decrease in our MacMall/OnSale gross profit was primarily due to the significant sales of HP Touchpads in the third quarter 2011, which resulted from an extraordinary market-wide price reduction of these tablets when HP announced its exit from the category.

Operating Profit (Loss) and Operating Profit (Loss) Margin. The following table presents our operating profit and operating profit margin, by segment, for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2012			2011
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Change
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	Margin
MME	$21,871	5.2%		$20,209	5.4		$1,662	(0.2)%
SMB	28,002	8.0		27,606	7.1		396	0.9
Public Sector	1,739	1.3		1,261	1.0		478	0.3
MacMall/OnSale	1,838	1.1		999	0.6		839	0.5
Corporate & Other	(45,903)	(4.3	)(1)	(41,728)	(3.9	)(1)	(4,175)	(0.4	)(1)
Consolidated operating profit and operating profit margin	$7,547	0.7%		$8,347	0.8%		$(800)	(0.1)%

(1)       Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for the nine months ended September 30, 2012 was $7.5 million compared to $8.3 million in the nine months ended September 30, 2011, a decrease of $0.8 million, or 10%. Consolidated operating profit margin for the nine months ended September 30, 2012 was 0.7% compared to 0.8% in the nine months ended September 30, 2011.

Our MME segment operating profit increased by $1.7 million, or 8%, to $21.9 million in the nine months ended September 30, 2012 compared to $20.2 million in the nine months ended September 30, 2011. The increase was primarily due to the increase in MME gross profit discussed above, partially offset by a $0.9 million increase in depreciation and amortization expenses primarily related to the acceleration of our SARCOM and NSPI trademark amortization in connection with our rebranding strategy, and a $0.5 million increase in variable fulfillment costs. Operating profit for the nine months ended September 30, 2012 also included a net $0.1 million benefit from a decrease in the estimated fair value of the contingent consideration liability related to our NSPI acquisition, compared to a $0.8 million benefit recorded in the nine months ended September 30, 2011.

Our SMB segment operating profit increased by $0.4 million, or 1%, to $28.0 million in the nine months ended September 30, 2012 compared to $27.6 million in the nine months ended September 30, 2011. This increase resulted primarily from a $0.3 million decrease in bad debt expense, a $0.3 million decrease in variable fulfillment costs and the decrease in SMB gross profit discussed above, partially offset by a $0.4 million increase in personnel costs primarily due to increased variable compensation expenses related to higher selling margin for SMB’s core business.

Our Public Sector segment operating profit increased by $0.4 million, or 38%, to $1.7 million in the nine months ended September 30, 2012 compared to $1.3 million in the nine months ended September 30, 2011. The increase in Public Sector operating profit was primarily due to the increase in Public Sector gross profit discussed above.

MacMall/OnSale segment operating profit increased by $0.8 million, or 84%, to $1.8 million in the nine months ended September 30, 2012 compared to $1.0 million in the nine months ended September 30, 2011. The increase in MacMall/OnSale operating profit was primarily due to a decrease in outside service costs of $0.5 million, a decrease in legal costs of $0.5 million and a decrease in credit card related costs of $0.4 million, partially offset by the decrease in MacMall/OnSale gross profit discussed above.

Corporate & Other operating expenses increased by $4.2 million, or 10%, to $45.9 million in the nine months ended September 30, 2012 from $41.7 million in the nine months ended September 30, 2011. The increase in the nine months ended September 30, 2012 was primarily related to a $3.1 million increase in personnel costs primarily supporting continued investments in IT and professional and pre-sales support services and includes $0.9 million of severance costs, a $1.2 million increase in depreciation expense associated with the completed portions of our on-going systems upgrades, a $0.4 million increase in outside service costs and a $0.4 million increase in professional consulting fees, partially offset by a $1.2 million decrease in litigation costs primarily related to defending in the prior year what we believe was a meritless lawsuit which was settled in January 2012 without liability to us.

Net Interest Expense. Total net interest expense for the nine months ended September 30, 2012 increased to $2.8 million compared to $2.4 million in the nine months ended September 30, 2011. The increase in interest expense of $0.4 million resulted primarily from an increase in our average total outstanding borrowings, primarily related to the financing of our new El Segundo headquarters office building, partially offset by a decrease in our average effective borrowing rate.

Income Tax Expense. We recorded an income tax expense of $2.0 million in the nine months ended September 30, 2012 compared to an income tax expense of $2.4 million in the nine months ended September 30, 2011. Our effective tax rate for each of the nine months ended September 30, 2012 and 2011 was approximately 41%.

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

We had cash and cash equivalents of $6.5 million at September 30, 2012 and $9.5 million at December 31, 2011. Our working capital was $56.2 million as of September 30, 2012 and $45.3 million as of December 31, 2011.

In October 2008, our Board of Directors approved a discretionary common stock repurchase program for up to $10 million of our common stock in aggregate with all other repurchases made under any repurchase programs following the date of such Board of Directors’ approval. This repurchase program effectively superseded an earlier repurchase program adopted in 1996. On September 13, 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program originally adopted in October 2008. Since the inception of the program through September 30, 2012, we repurchased an aggregate total of 2,026,610 shares of our common stock for a total cost of $9.1 million, of which 70,104 shares were repurchased for a cost of $0.4 million during the quarter ended September 30, 2012. The repurchased shares are held as treasury stock. As a result of the $10 million increase, as of September 30, 2012, we had $10.9 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our credit facility agreement.

Under the approved stock repurchase program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We maintain a Canadian call center serving the U.S. market, which has historically received the benefit of labor credits under a Canadian government program. In 2007, we received an eligibility certificate to participate in the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE). In addition to other eligibility requirements, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PC Mall Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this new certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. As of September 30, 2012, we had an aggregate accrued receivable of $10.2 million related to the 2010 and 2011 calendar years and the first nine months of 2012. We expect to file our 2011 claim in 2012 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities in the nine months ended September 30, 2012 was $34.6 million, primarily due to a $13.9 million decrease in inventory reflecting our sell through of year-end inventory, a $7.5 million increase in deferred revenues and a $6.9 million decrease in accounts receivable, reflecting payments received related to certain large sales near the end of 2011. These items contributing to cash provided by operating activities were partially offset by a $5.0 million decrease in accrued expenses and other current liabilities.

Net cash provided by operating activities in the nine months ended September 30, 2011 was $0.5 million, primarily due to a $5.5 million decrease in inventory and a $5.4 million increase in deferred revenues, both due generally to normal seasonality between the fourth quarter and the periods thereafter. In addition, net cash provided by operating activities also included $7.2 million of depreciation and amortization expenses and $3.5 million of net income. These items contributing to net cash provided by operating activities were partially offset by a $16.0 million decrease in accounts payable based upon timing of payments to certain vendors, a $3.1 million increase in accounts receivable and a $2.7 million increase in prepaid expenses and other current assets.

Cash Flows from Investing Activities. Net cash used in investing activities was $6.8 million in the nine months ended September 30, 2012 compared to $24.1 million in the nine months ended September 30, 2011. The $6.8 million of net cash used in investing activities in the nine months ended September 30, 2012 was primarily due to capital expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff. Capital expenditures of $12.3 million in the nine months ended September 30, 2011 were primarily related to investments in our IT infrastructure, improvements and equipment for our new headquarters office building in El Segundo and the creation of enhanced electronic tools for our account executives and sales support staff.  In addition, net cash used in investing activities for the nine months ended September 30, 2011 included a $9.6 million purchase of a new headquarters office building in El Segundo, California and a $2.3 million acquisition of certain assets of eCost.

Cash Flows from Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2012 was $30.8 million compared to net cash provided by financing activities in the nine months ended September 30, 2011 of $19.1 million. The $30.8 million of net cash used in financing activities in the nine months ended September 30, 2012 was primarily related to $31.0 million of net payments made on the outstanding balance of our line of credit and a $4.4 million change in book overdraft, partially offset by $4.4 million of proceeds resulting from capital leases entered into during the quarter but relating to assets acquired in prior periods. The $19.1 million of net cash provided by financing activities in the nine months ended September 30, 2011 was primarily related to $12.0 million of net borrowings on our line of credit, $7.2 million of borrowings under a new note payable to finance a part of the purchase price of the building in El Segundo and a $3.3 million change in book overdraft, partially offset by $2.3 million of repurchases of our common stock under a repurchase program and a $1.1 million payment of NSPI’s earnout liability.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 for each twelve-month period. At September 30, 2012, we were in compliance with our financial covenant.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At September 30, 2012, we had $60.8 million of net working capital advances outstanding under the line of credit. At September 30, 2012, the maximum credit line was $160 million and we had $65.7 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At September 30, 2012, we had $2.15 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $102,500 in the remainder of 2012 and $410,000 annually in each of the years 2013 through 2017.

At September 30, 2012, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.33%.

At September 30, 2012, $43,000 relating to the financing of our purchase of Microsoft AX (Axapta), which is a part of our ERP upgrade, was included in our “Notes payable - current” on our Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a lending commitment for a loan up to $10.9 million with a five year term and a 25 year straight-line principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At September 30, 2012, we had $9.8 million outstanding under this credit agreement. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

Other Planned Capital Projects

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be completed with a substantial portion of the implementation of the ERP systems by the end of 2013. We believe the implementation and upgrade should help us to gain further efficiencies across our organization.

While it is difficult to estimate costs based on the complexity of the systems design, customization and implementation, based on our estimates, which are subject to change, we currently expect to incur a cost of approximately $16 million for the major phases of these IT system upgrades. To date, we have incurred approximately $13.3 million of such costs. In addition to the above expenditures, we expect on an ongoing basis to make periodic upgrades to our IT systems.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, there has been no material change in any off-balance sheet arrangements since December 31, 2011.

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

•              our ability to execute and benefit from our business strategies; including but not limited to, business strategies related to and strategic investments in our IT systems, our reorganization strategy, our brand strategy and pending initiatives to unify our commercial brands, our efforts to expand our sales of value-added services and solutions offerings, and real estate acquisitions and dispositions;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At September 30, 2012, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2012. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2012, we had $60.8 million outstanding under our line of credit and $12.0 million outstanding under our notes payable. As of September 30, 2012, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.7 million.

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

We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of September 30, 2012, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and our Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We initiated the implementation and upgrade of our eCommerce system in the second half of 2008 and have completed and launched a new generation of our public sites at macmall.com, onsale.com, ecost.com and pcmall.com. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be completed with a substantial portion of the implementation of the ERP systems by the end of 2013.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, HP, IBM, Lenovo, Microsoft and Dell. For example, products manufactured by Apple accounted for approximately 17% and 16% of our net sales in the three months ended September 30, 2012 and 2011. Products manufactured by HP represented 19% and 22% of our net sales in the three months ended September 30, 2012 and 2011. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 13, 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program. Our stock repurchase program was originally adopted in October 2008 with an authorized maximum of $10 million. Since the inception of the program through September 30, 2012, we repurchased an aggregate total of 2,026,610 shares of our common stock for a total cost of $9.1 million, of which 70,104 shares were repurchased for a cost of $0.4 million during the quarter ended September 30, 2012. The repurchased shares are held as treasury stock. As a result of the $10 million increase, as of September 30, 2012, we had $10.9 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our credit facility agreement dated December 14, 2010, as amended.

Under the approved stock repurchase program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

A summary of the repurchase activity for the three months ended September 30, 2012 is as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	—	—	—	$1,282
August 1, 2012 to August 30, 2012	42,919	$5.93	42,919	1,026
September 1, 2012 to September 30, 2012	27,185	6.01	27,185	10,862
Total	70,104	5.96	70,104

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*

Retirement, Severance and Release Agreement and a related Forbearance Agreement by and between PC Mall, Inc. and Kristin Rogers, dated September 11, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2012)

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

PC MALL, INC.
(Registrant)

Date: November 9, 2012	By:	/s/ Brandon H. LaVerne
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