Form 10-K
period 2012-12-31
PCM, INC.
filed 2013-03-18
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-25790

PCM, INC.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $53.3 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2013, the registrant had 11,456,677 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PCM, INC.

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

•              our expectations regarding the timing and costs of our ongoing or planned IT systems and communications infrastructure upgrades;

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

•              our plans to invest in and enhance programs and training to align us with our key vendor partners;

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

•              our belief that the use and enhancement of extranets has the potential to yield additional sales opportunities and the ability to reach new customer bases;

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

•              our expectations regarding any future repurchases of our common stock, including the financing of any such repurchases;

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

ITEM 1. BUSINESS

General

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams, direct marketing channels and a limited number of retail stores. Since our founding in 1987, we have served our customers by offering products and services from leading brands, such as Apple, Cisco, Dell, HP, Lenovo and Microsoft.  We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including commercial businesses, state, local and federal governments, educational institutions and individual consumers.

In 2012, we had four operating segments: MME, SMB, Public Sector and MacMall/OnSale. We include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate & Other. As a result of the reorganization discussed below, we expect to operate in 2013 under three operating segments, Commercial, Public Sector and MacMall. Additional information regarding our segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2012, we generated approximately 40% of our revenue in our MME segment, 32% of our revenue in our SMB segment, 16% of our revenue in our MacMall/OnSale segment and 12% of our revenue in our Public Sector segment.

Recent Developments

Over the past several years, our company has grown in part through the acquisition and internal cultivation of many different brands. We have historically differentiated our brands primarily based on the identity of the customers. After carefully examining the markets we serve and the trends taking shape in the marketplace, we believe our commercial customers will benefit from a more unified and streamlined brand strategy. Accordingly, we changed our legal corporate name from PC Mall, Inc. to PCM, Inc. effective December 31, 2012 and our NASDAQ ticker symbol from MALL to PCMI effective January 2, 2013. In addition, we combined our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary effective December 31, 2012. The combined subsidiary now operates under the unified commercial brand PCM and will generally include our SMB, MME and portions of our Corporate & Other segments. Further, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary changed its name to PCMG, Inc. and now operates under the PCM-G brand. We expect this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders providing a brand that better represents the value-added solutions provider we are today.

In December 2012, we completed the purchase of 7.9 acres of land with the intent to commence construction on a new cloud data center that we currently expect to open in late 2013 or early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. At December 31, 2012, we had $7.4 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

In March 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes approximately 84,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which became our new corporate headquarters in November 2011. We purchased and have improved this building, located strategically adjacent to the Los Angeles International Airport (LAX), because we want it to be a compelling destination for customers who want to experience new and cutting edge IT solutions in person. The new headquarters was designed to drive higher productivity and efficiency for our employees and to provide a state-of-the-art demo center for our customers and vendor partners, as well as increase capacity to support our growth well into the future. In conjunction with the move, we relocated and substantially upgraded our primary data center from Torrance, California to our own hosting facility in Atlanta, Georgia, which incorporates state of the art monitoring and disaster recovery capabilities. As a result of this relocation certain of our subsidiaries now have geographically redundant web and information systems. We are in the process of developing a formal disaster recovery plan for our critical systems.

In February 2011, we acquired certain assets, including approximately $1 million of inventory, of eCOST.com, a subsidiary of PFSweb, Inc., for $2.3 million. eCOST.com is an online marketplace featuring an assortment of product categories, including but not limited to computers, networking, electronics and entertainment, TVs, monitors and projectors, cameras and camcorders, memory and storage. The website also features a proprietary and patented shopping format, Bargain Countdown®, which amongst other features, offers limited time, limited quantity deals, and supports its premium online membership shopping club.

In June 2010, we completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (NSPI), which was a provider of hosted data center and managed IT services primarily in the southeastern United States. NSPI’s managed services included hosted and remote managed monitoring of data centers, networks and IT environments, software as a service (SaaS), infrastructure as a service (IaaS), and other project-based offerings.

Strategy

We seek to be a leading multi-vendor provider of technology products, services and solutions with a customer experience so compelling that we will be the provider of choice. In pursuit of this goal, the key elements of our strategy are discussed below.

Increase Sales and Marketing Productivity

Our account executives, together with our pre-sales support personnel and technical specialists, are skilled as a team in solution selling, account management and offering a superior customer experience through a high touch model. They handle a variety of customer needs, including assessment and support for complex technology solutions, operations and procurement processes, ongoing customer service and other value-added services.

In late 2012, we engaged new sales and marketing leadership, including Joe Hayek and Oren Hartman to lead our commercial sales efforts and Adam Shaffer to lead our marketing efforts. Under our new leadership, we intend to place significant strategic emphasis on increasing the productivity and tenure of our existing sales force by enhancing our training and tools, optimizing our technical pre-sales resources and other support functions, and realigning our commercial account executives under a unified brand strategy. Through these efforts we intend to better equip our account executives to evaluate, understand and deliver profitable technology solutions that address our customers’ IT needs with a superior customer experience in a changing IT environment.

Develop and Provide Leading Edge, Value Added Services and Solutions Offerings

Historically, our growth has been driven by our hardware and software sales. Increasingly, however, our commercial customers are consuming IT in different and evolving ways. As a result, they are utilizing more elaborate services and solutions, and it is a key part of our strategy to tailor our offerings to leverage these market dynamics. We believe we have significant opportunities for growth and increased profitability by continuing to invest in, and enhance, our services and solutions capabilities and portfolio. In 2012, we enhanced our tools and billing systems with the implementation of new help desk software, and we recently announced that we are building a SSAE 16 certified cloud data center for customer use, which will be located near Columbus, Ohio. Our services and solutions employees carry thousands of technical certifications. These professionals add value to our clients through their expertise, knowledge and ability to craft customized solutions, and we expect to continue to add to our service and solutions capabilities. With our experienced engineers, technicians and project managers, combined with a national network of third party service providers, we intend to efficiently provide pre-sales assessments for the complex services and solutions necessary to meet the evolving technology marketplace for our customers in the SMB, mid-market/enterprise and public sector markets and to profitably deliver the resulting required post-sales services and solutions.

We are also continuing to focus our strategy of working with our customers to identify areas where they can gain efficiencies by outsourcing to us traditional IT functions, including help desk support, deployment, project management, hosting, and related IT functions. Our strategy is to continue to enhance our value proposition in the areas where we believe companies are increasingly investing. Specifically, we are focused on solutions around the data center (which includes storage and security solutions), cloud computing, collaboration, virtualization, secure mobility, borderless networks and enterprise software solutions. Our services are available to our commercial and public sector customers and span the entire IT life cycle. These services include:

•                  Assessment & Planning Services

•                  Data Center Hosting Services

•                  Software Hosting Services

•                  Remote Systems Monitoring & Management

•                  IMAC & Deployment Services

•                  End-User Desktop Services

•                  Managed Print Services

•                  Recycling & Disposal Services

•                  Change Management Consulting Services

•                  Training

•                  Project Management

•                  Design and consulting

Leverage our Strong Partnerships With Key Vendors

We believe it is important to leverage our strong relationships with key OEM and publisher vendor partners such as Apple, Cisco, Dell, HP, Lenovo and Microsoft and other key partners on a company-wide basis. We believe our long-standing relationships with our key vendor partners give us increased visibility and legitimacy in the minds of our customers and provide us key insights related to new and existing technology products, services and solutions, roadmaps for such offerings and other critical industry dynamics.  These insights help to ensure that our sales and marketing organizations are knowledgeable and well positioned to profitably understand, market, sell and deliver these technologies to our customers, allowing us to meet our customers’ evolving and increasingly complex technology needs.

We intend to continue to invest in sales and technical competencies to drive solutions-centric sales to commercial customers. We have added a number of specializations with certain of our top partners such as Apple, Cisco, HP, and Microsoft in an effort to better align us with each of these key partner’s respective growth strategies. We also intend to continue to invest in and enhance our training programs, our compensation plans and our marketing activities related to each of our key vendor partners. These investments and enhancements are central to our strategic efforts intended to add additional value to these partners.by maintaining and enhancing our ability to efficiently and effectively market, sell, deliver and incorporate their products and services into our comprehensive solutions with a high degree of customization.

Identify and Drive Further Operational Efficiencies

We utilize a centralized infrastructure for our back-office capabilities. In order to free our sales and marketing organizations to increase their focus on our existing and prospective customers, we maintain centralized IT, finance, human resources, and other support functions. We believe that leveraging a centralized model for these critical back-office functions drives a more efficient overall cost structure and allows us to more cost effectively introduce new tools to our sales and marketing organizations. As an additional part of our strategy to drive cost advantages and operational efficiencies, we also have located significant personnel related to these functions in the Philippines and intend to continue with this strategy.

In December 2012 we completed an internal reorganization of our commercial businesses and a rebranding of our multiple commercial brands as part of our strategy to streamline various aspects of our operations and our branding. These changes were critical to our intended ongoing strategic efforts to drive operational efficiencies and we intend to continue to implement these changes as we go forward.  While we historically organized our marketing and sales efforts around multiple brands that were differentiated based on the different markets we serve, going forward we believe our commercial and government customers can benefit from a more unified and streamlined brand strategy. Through our reorganized operational structures and unified brand efforts, we intend to pursue substantial cost synergies. For example, we expect to achieve efficiencies by building brand equity in a single combined commercial business, which will allow us to invest and develop recognition in a single name. We expect our advertising and marketing campaigns will be simplified and will become more impactful as we expect this strategy will allow us to more effectively communicate and deliver our capabilities and organize our sales and marketing resources accordingly.

As an additional key part of our strategy to identify and drive operational efficiencies, we are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools and Microsoft Dynamics AX (Axapta) to upgrade our ERP systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We completed the initial phase of the implementation in January 2010, and we expect to be complete with all major phases of the implementation of the ERP systems by 2014. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we initiated the implementation and upgrade of our eCommerce systems and recently launched a new generation of our public websites at pcm.com, macmall.com and onsale.com.

Selectively Pursue Strategic Acquisitions

One element of our business strategy involves the potential expansion through opportunistic acquisitions of businesses, assets, personnel or technologies that allow us to complement our existing operations and expand our market coverage or add new business capabilities. The technology reseller industry has undergone significant consolidation over the past 15-20 years and while we believe that the fragmented nature of the industry, and industry consolidation trends, may continue to present acquisition opportunities for us, these trends may also make acquisitions more competitive.

We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships and the purchase or sale of assets. We may choose to pursue acquisitions for several reasons. For instance, we may pursue acquisitions that will broaden our capabilities in IT services and solutions. We may also choose to pursue acquisitions that will enable us to further penetrate or enter geographies we deem attractive. We evaluate acquisition opportunities based on our assessment of several factors, including the perceived value of the opportunity, our available financing sources, potential synergies of the acquisition target with our business and the opportunity costs of any such investment. The implementation of our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. Our ability to complete acquisitions in the future will depend on our ability to fund such acquisitions with our internally available cash, cash generated from operations, amounts available under our existing credit facilities, additional borrowings or from the issuance of additional securities.

Sales and Marketing

Sales Activities. Our account executives handle a variety of customer needs, including, assessment and support for complex technology solutions, operations and procurement processes, ongoing customer service and other value-added services in our SMB, MME and Public Sector segments. They are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders, but more importantly, for proactively reaching out to existing and prospective clients to assess opportunities to sell them value-added technology services and solutions. Our account executives profile accounts, identify and build relationships with key decision makers and influencers within their account base and are responsible for growing the depth of product and service categories we sell to our customers. Account executives have the authority to vary prices within specified parameters in order to be competitive. Our account executives also utilize a support team which is focused on non-selling administrative support activities, leaving our account executives incremental time to sell and prospect. We further support our account executives with systems used for order entry, customer tracking and relationship management, product availability and fulfillment schedules and which support their ability to sell across multiple product categories.

We believe that the success our account executives is substantially dependent on the quality of our screening and training programs. Upon hiring, our account executives undergo an initial sales training program focusing on the use of our systems, product, service and solutions offerings, sales techniques and customer service. To ensure that they are able to effectively sell all products, services and solutions, account executives attend regular training sessions to stay up-to-date on new technology offerings. Account executives are also supported by “product champions” who assist them with product questions and solutions support and other product specific issues. We also require the account executives to acquire certain sales technical certifications for key technologies to ensure they are credible and competent in selling complex services and solutions.

We frequently enhance our tools that are used to support our sales activities. Generally, these tools enable our account executives and sales managers to utilize a number of metrics and analytics from which incremental opportunities can be identified within specific customer accounts or an account executive’s entire book of business. These capabilities provide a solid foundation from which our account executives can expand their customer account penetration and drive incremental revenue and profitability.

We address the needs of our MacMall customers through inbound account executives, who are trained to support the product needs and the order management requirements of the customer. The account executives are managed to efficiently handle inquiries, to process orders rapidly and to address customer service issues. The inbound sales force has access to phone-based technical and customer service resources to ensure a 24/7 ability to handle customer needs. MacMall also has an outbound sales force to address Mac-based customer relationships with creative professional customers, very small businesses and high end consumers. We believe that MacMall’s specialized capabilities make for a strong value proposition in acquiring and servicing these customers, particularly as Apple’s market share grows.

Marketing Activities. We design our marketing programs to attract new customers and to stimulate additional purchases by existing customers. Our marketing programs are tailored for the specific needs of our various customer segments. We utilize sophisticated analytic tools designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques. The analytic tools combine optimization techniques with multiple models to more effectively match offers to individuals and businesses in an effort to provide the most profitable results.

Vendor Supported Marketing. We provide vendor supported custom marketing campaigns that may include; outbound call campaigns, webinars for end users, lead campaigns, seminars for end users, promotional offers, the sale of advertising space in our catalogs and on our websites and trade-in and trade-up programs. We also work collaboratively with our vendor partners and use vendor funding to help offset portions of the costs of marketing promotions, direct mail offers, customer trainings and events and e-marketing or sales incentives. These marketing activities are based on market opportunity and vendors’ strategies. We also develop marketing campaigns designed to maximize product sales and we receive additional funds from our vendors in the form of volume incentive rebates and other programs.

Online Marketing. eCommerce marketing programs and capabilities, such as affiliate marketing, search engine optimization, email and search engine marketing, are essential components of our customer acquisition and retention strategy. We operate several websites, including pcm.com, pcmg.com, macmall.com, abreon.com, onsale.com and ecost.com. Our websites offer features such as online ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate commercial, customized extranets to provide businesses and their employees with an online purchasing channel with custom catalogs, pricing, security, asset management and workflow configurable to our customers’ needs. These extranet sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing our associated account executive’s time for other tasks. We have recently launched a significant enhancement to our corporate extranet for PCM, which we believe will increase online adoption of our extranet by these customers.

Other Direct Marketing. We selectively mail catalogs to existing and prospective customers, utilize online advertising methodologies and, to a limited extent, advertise in certain major magazines, radio and local television programs. We also send direct marketing mailers to selected target audiences to drive sales to new and existing customers. We create our marketing materials in-house with our own design team and production artists. We believe the in-house preparation of catalogs, advertisements, and promotional materials streamlines the production process, provides greater flexibility and creativity in catalog production and results in significant cost savings over outside production.

Products and Merchandising

We offer technology products and solutions, as well as consumer electronics equipment and other consumer products. We screen and select new products and manufacturers based on the market opportunity and technology adoption trends within our targeted customer markets. We also consider product attributes like features, quality, sales trends, price, margins, market development funds and warranties. We offer our customers other value-added services, such as custom configured systems, software licensing asset management, image management, product asset tagging and asset disposal services.

Through frequent emails, website updates and catalog mailings, we believe we are able to quickly introduce new products and replace slower selling products. We also use various marketing materials, web training and local events to educate our customers on solutions and more complex technologies and to provide other content to describe technology applications and how they will benefit the customer. Through these materials and activities, we showcase the full breadth of the products and solutions we sell in an effort to provide our customers with a single source for all their technology needs.

The following table sets forth our net billed sales by major categories as a percentage of total net billed sales for the periods presented, determined based upon our internal product code classifications.

	Years Ended December 31,
	2012	2011	2010
Software (1)	17.6%	16.6%	16.6%
Notebooks	15.5	15.1	15.3
Desktops	9.6	10.1	10.0
Delivered services	8.5	7.3	6.6
Tablets	7.0	6.6	4.3
Networking	7.0	6.9	7.6
Displays	5.0	4.8	4.4
Storage	4.9	4.5	5.8
Manufacturer service and warranty	4.6	3.4	3.7
Accessories	3.4	3.0	2.6
Input devices	3.1	2.2	1.9
Servers	2.9	3.6	3.6
Other (2)	10.9	15.9	17.6
Total	100.0%	100.0%	100.0%

(1)  Software includes gross sales billed to customers including software licenses, maintenance and enterprise agreements at their full billed value.

(2)  All other includes power, printers, supplies, consumer electronics, memory, iPod/MP3 and miscellaneous other items.

Service Offerings for Commercial and Public Sector Markets

Our sales of services were in excess of $120 million in 2012 and represented approximately 8% of our overall revenues. As we discussed in our Strategy, we recently enhanced our tools and billing systems with the implementation of new help desk software and we announced that we are building a SSAE 16 certified cloud data center for customer use, which will be located near Columbus, Ohio. We are focused on working with our customers to identify areas where they can gain efficiencies by outsourcing to us traditional IT functions, including help desk support, deployment, project management, hosting, and related IT functions. We also continue to enhance our value proposition in the areas where we believe companies are increasingly investing. Specifically, we are focused on solutions around the data center (which includes storage and security solutions), cloud computing, collaboration, virtualization, secure mobility, borderless networks and enterprise software solutions. Our services are available to our commercial and public sector customers and span the entire IT life cycle.

To better support our customers and as a reflection of our focus on customer satisfaction, we have grown to over 800 certified engineers, technicians and project managers providing on-site support to our clients. These professionals, who collectively hold thousands of technical certifications, support a wide variety of technology services and solutions and, along with our strong industry relationships with Apple, Cisco, Dell, HP, Lenovo, Microsoft and others, are augmented by a nationwide network of service providers, which act as our subcontractors to increase our reach into all of our geographical markets and allow us to deliver the most appropriate solutions for our customers. Our IT services, whether they are delivered by us or through our partners, complement our offerings and allow us to develop complete solutions to meet our customers’ needs.

Purchasing and Inventory

Effective purchasing is a key element of our strategy to provide technology products and solutions at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return and price protection policies and certain other vendor consideration. Products manufactured by HP accounted for 20%, 21% and 20% of our net sales in 2012, 2011 and 2010 and products manufactured by Apple represented approximately 18%, 21% and 21% of our net sales in 2012, 2011 and 2010. We are also linked electronically with 22 distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. The benefits of this program include reduced inventory carrying costs, higher order fill rates and improved inventory turns.

Many of our vendor partners provide us with market development funds to assist in the active marketing and sales of their products. Such funds help offset portions of the costs incurred to market their products. Termination or interruption of our relationships with our vendors, or modification of the terms of or discontinuance of our agreements with our vendors, could adversely affect our operating results. Our success is dependent in part upon the ability of our vendors to develop and market products that meet the changing requirements of the marketplace. As is customary in our industry, we have no long-term supply contracts with any of our vendors. Substantially all of our contracts with our vendors are terminable upon 30 days’ notice or less.

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

Management Information and Communication Systems

We have committed significant resources to the development of sophisticated computer systems that are used to manage our business. Our computer systems support phone and web-based sales, marketing, purchasing, accounting, customer service, warehousing and distribution, and facilitate the preparation of daily operating control reports which are designed to provide concise and timely information regarding key aspects of our business. The systems allow us to, among other things, monitor sales trends, make informed purchasing decisions, and provide product availability and order status information. In addition to the main computer systems, we have systems of networked computers across all of our locations. We also use our management information systems to manage our inventory. We believe that in order to remain competitive, we will need to upgrade our management information systems on a regular basis, which could require significant capital expenditures.

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we initiated the implementation and upgrade of our eCommerce systems and have completed and recently launched a new generation of our public websites at pcm.com, macmall.com, ecost.com, onsale.com and our extranet. We are currently engaged in an assessment of the status of the ERP project in an effort to confirm the cost and timeframe for completion of the major phases of the project and to identify any modifications which may be necessary. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation by the end of 2014. To date, we have incurred approximately $13.6 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Our success is dependent on the accuracy and proper utilization of our management information systems and our communications systems. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded solutions can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System, which was supported by HP until December 2010. We currently contract with a third party service provider specializing in maintenance and support of this system to provide us adequate support until we finalize the upgrade of this system to Microsoft Dynamics AX. Any interruption, corruption, degradation or failure of our management information systems or communications systems could adversely impact our ability to receive and process customer orders on a timely basis.

We relocated our company headquarters and main data center from Torrance to El Segundo, California in late 2011.  As a result of this relocation, we upgraded our infrastructure and provided geographical redundancy for critical systems that were operating from Torrance. The geographical redundancy is provided through our newly upgraded data center in El Segundo and our own hosting facility in Atlanta. The two data centers now provide geographically redundancy for certain critical systems. We will have more streamlined primary/secondary in the future as we migrate from legacy to new ERP.

Retail Stores

We currently operate four retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, whose target customers are consumers and small businesses residing or located in the local areas. We opened the new retail store in Huntington Beach in November 2011 and the new retail store in Chicago in March 2012. The retail stores operate under the MacMall brand, and we believe they are able to extend the reach of the Apple brand into markets where Apple does not currently have a retail location.

Competition

The business of selling information technology products, solutions and services is highly competitive. We compete with a variety of companies that can be divided into several broad categories:

•             other technology solution providers and direct marketers, including CDW, Insight Enterprises and PC Connection;

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

Intellectual Property

We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including using our trademarks or domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and administrative proceedings to be successful. We have numerous trademarks and service marks that we consider to be material to the successful operation of our business. The most important are PCM, MacMall, OnSale, eCost and Abreon. We have registrations related to PCM, PCMG, MacMall, OnSale and eCost in the United States and in numerous foreign jurisdictions.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2012, 2011 and 2010 are summarized in Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

In addition, as a result of the reorganization previously discussed, beginning in January 2013, we are operating under three operating segments - Commercial, Public Sector and MacMall. Our segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. See “New Operating Segments” in Part II, Item 7 of this report for more information.

Employees

At December 31, 2012, we had 2,827 full-time and 65 part-time employees, consisting of 1,947 in the United States, 349 in Canada and 596 in the Philippines. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

We consider our employee relations to be good. None of our employees is represented by a labor union, and we have experienced no work stoppages.

Regulatory and Legal Matters

Our businesses are subject to various regulatory and legal requirements, such as the Mail or Telephone Order Merchandise Rule and other related regulations promulgated by the Federal Trade Commission and other laws and regulations applicable to commerce on the Internet and laws and regulations of the federal government related to our procurement of products and services and our sales to the government. These laws and regulations may cover taxation of eCommerce, user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), database protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, data security, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services.

While we believe we are currently in compliance with such laws and regulations and have sought to implement processes, programs and systems in an effort to achieve compliance with existing laws and regulations applicable to our businesses, many of these laws and regulations are unclear and have yet to be interpreted by courts, or may be subject to conflicting interpretations by courts. No assurances can be given that new laws or regulations will not be enacted or adopted, or that our processes, programs and systems will be sufficient to comply with present or future laws or regulations, which might adversely affect our operations. Moreover, changing technologies and the growth and evolution of Internet commerce has and may continue to prompt calls for more stringent consumer protection, privacy and data protection laws that, if enacted, could impose additional restrictions or burdens on us and other companies.

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

In addition, we and our subsidiaries may be subject to state or local taxes on income or (in states such as Kentucky, Michigan, Ohio, Texas, Washington or the District of Columbia) on gross receipts or a similar measure earned in a state even though we and our subsidiaries may have no physical presence in the state. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay income and gross receipts taxes has also been the subject of court actions and various legislative efforts. There can be no assurance that these taxes will not be imposed upon us and our subsidiaries.

Available Information

Our corporate website address is www.pcm.com. We are subject to the informational requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and file or furnish reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, if any, available free of charge on our corporate website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We have also adopted a code of conduct and ethics that applies to our directors, officers and employees which is available on our website. The information contained on our website is not part of this report or incorporated by reference herein.

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

Our success is in part dependent on the accuracy and proper utilization of our management information and communications systems.

We have committed significant resources to the development of sophisticated systems that are used to manage our business. Our systems support phone and web-based sales, marketing, purchasing, accounting, customer service, warehousing and distribution, and facilitate the preparation of daily operating control reports which are designed to provide concise and timely information regarding key aspects of our business. The systems allow us to, among other things, monitor sales trends, make informed purchasing decisions, and provide product availability and order status information. In addition to the main computer systems, we have systems of networked computers across all of our locations. We also use our management information systems to manage our inventory. We believe that in order to remain competitive, we will need to upgrade our management information and communications systems on a regular basis, which could require significant capital expenditures.

We are currently upgrading many of our systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We recently launched a new generation of our public websites at pcm.com, macmall.com, onsale.com, ecost.com and our corporate extranet. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all major phases of the implementation of the ERP systems by 2014. In addition to these upgrades, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Our success is dependent on the accuracy and proper utilization of our management information systems and our communications systems. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded solutions can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System, which was supported by HP until December 2010. We currently contract with a third party service provider specializing in maintenance and support of this system to provide us adequate support until we finalize the upgrade of this system to Microsoft Dynamics AX. Any interruption, corruption, degradation or failure of our management information systems or communications systems could adversely impact our ability to receive and process customer orders on a timely basis.

In addition to the specifically discussed systems upgrades discussed above, we also regularly upgrade our systems in an effort to better meet the information requirements of our users, and believe that to remain competitive, it will be necessary for us to upgrade these systems on a regular basis in the future. The implementation of any upgrades is complex, in part, because of the wide range of processes and the multiple systems that may need to be integrated across our business.

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

Any disruptions, delays or deficiencies in the design, operation or implementation of our various systems, or in the performance of our systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing. We do not currently have a redundant or back-up telephone system, nor do we have complete redundancy for our management information systems. Any interruption, corruption, deficiency or delay in our management information systems, including those caused by natural disasters, could have a material adverse effect on our business, financial condition or results of operations.

Changes and uncertainties in the economic climate could negatively affect the rate of information technology spending by our customers, which would likely have an impact on our business.

As a result of the ongoing economic uncertainties, the direction and relative strength of the U.S. economy remains a considerable risk to our business, operating results and financial condition. This economic uncertainty could also increase the risk of uncollectible accounts receivable from our customers. During the recent economic downturns in the U.S. and elsewhere, customers generally reduced, often substantially, their rate of information technology spending. Additionally, economic conditions and the level of consumer confidence has limited technology spending. Future changes and uncertainties in the economic climate in the U.S. and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business, operating results and financial condition, and could significantly hinder our growth and prevent us from achieving our financial performance goals.

Our earnings and growth rate could be adversely affected by negative changes in economic or geopolitical conditions.

We are subject to risks arising from adverse changes in domestic and global economic conditions and unstable geopolitical conditions. If economic growth in the United States and other countries’ economies slows or declines, consumer and business spending rates could be significantly reduced. This could result in reductions in sales of our products, longer sales and payment cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Weak general economic conditions or uncertainties in geopolitical conditions could adversely impact our revenue, expenses and growth rate. In addition, our revenue, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or geopolitical conditions.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP accounted for approximately 20%, 21% and 20% of our total net sales for 2012, 2011 and 2010 and products manufactured by Apple accounted for approximately 18%, 21% and 21% of our total net sales for 2012, 2011 and 2010. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

Certain of our vendors provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our vendors, including Apple, Cisco, Dell, HP, Ingram Micro, Lenovo, Microsoft and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with many of our vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple or HP, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow. For example, the amount of vendor consideration we receive from a particular vendor may be impacted by a number of events outside of our control, including acquisitions, divestitures, management changes or economic pressures affecting such vendor, any of which could materially affect the amount of vendor consideration we receive from such vendor.

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

Substantially all of our agreements with vendors are terminable upon 30 days’ notice or less. For example, while we are an authorized dealer for HP and Apple products, they can terminate our dealer agreements upon 30 days’ notice. Vendors that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other resellers or channels. Any termination, interruption or adverse modification of our relationship with a key vendor or a significant number of other vendors would likely adversely affect our operating income, cash flow and future prospects.

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

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We also maintain certain qualifications and preferred provider status with several of our vendors, which provides us with preferred pricing, vendor training and support, preferred access to products, and other significant benefits. While these vendor relationships are an important element of our business, we do not have long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, we agree to offer products on our websites and through our catalogs and the vendors agree to provide us with information about their products and honor our customer service policies. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers offering a mix of close-out and refurbished products in addition to new products. From time to time, vendors may be acquired by other companies, terminate our right to sell some or all of their products, modify or terminate our preferred provider or qualification status, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. Any such termination or the implementation of such changes, or our failure to build new vendor relationships, could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and may adversely affect our operating results.

Narrow gross margins magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results.

We are subject to intense price competition with respect to the products, services and solutions we sell. As a result, our gross margins have historically been narrow, and we expect them to continue to be narrow. We have recently experienced increasing price competition, which has a negative impact on our gross margins. Narrow gross margins magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results. Future increases in costs such as the cost of merchandise, wage levels, shipping rates, freight costs and fuel costs may negatively impact our margins and profitability. We are not always able to raise the sales price to offset cost increases. If we are unable to maintain our gross margins in the future, it could have a material adverse effect on our business, financial condition or results of operations. In addition, because price is an important competitive factor in our industry, we cannot assure you that we will not be subject to increased price competition in the future. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our gross margins, or that we will be able to compete effectively.

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

•                  consumer acceptance of new purchasing models;

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

Our focus on commercial and public sector sales presents numerous risks and challenges, and may not improve our profitability or result in expanded market share.

An important element of our business strategy is to focus on commercial and public sector sales and related market share growth.  In competing in these markets, we face numerous risks and challenges, including competition from a wider range of sources and the need to continually develop and enhance strategic relationships. We cannot assure you that our focus on commercial and public sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business or results of operations. Moreover, contracting with governmental departments and agencies involves additional risks, such as longer payment terms, limited recourse against the government agency in the event of a business dispute, requirements that we provide representations, warranties and indemnities related to the products, services and solutions we sell, the potential lack of a limitation of our liability for damages from our product sales or our provision of services to the department or agency, and the potential for changes in statutory or regulatory provisions that negatively affect the profitability of such contracts. Similarly, many large commercial businesses also require us to regularly enter into complex contractual relationships involving various risks and uncertainties such as requirements that we provide representations, warranties and indemnities to our customers and potential lack of limitation of our liability for damages under some of such contracts.

Our strategy and investments in increasing the productivity of our account executives, and our focus on sales and delivery of technology services and solutions may not improve our profitability or result in expanded market share.

We have made and are currently making efforts to increase our market share by investing in training and retention of our outbound phone-based sales force. We have also incurred, and expect to continue to incur, significant expenses resulting from infrastructure investments related to our outbound phone-based sales force. Our customers are increasingly consuming IT in different and evolving ways and utilizing more elaborate services and solutions. In response, we are investing in our services and solutions capabilities and portfolio and are working with our customers to identify areas where they can gain efficiencies by outsourcing to us traditional IT functions. Specifically, we are focused on and investing in solutions around the data center (which includes storage and security solutions), cloud computing, collaboration, virtualization, secure mobility, borderless networks and enterprise software solutions. We cannot assure you that any of our investments in our outbound phone-based sales force or our focus on our services and solutions capabilities and portfolio will result in expanded market share or increased profitability in the near or long term.

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

In addition, we and our subsidiaries may be subject to state or local taxes on income or (in states such as Kentucky, Michigan, Ohio, Texas, Washington or the District of Columbia) on gross receipts or a similar measure earned in a state even though we and our subsidiaries may have no physical presence in the state. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay income and gross receipts taxes has also been the subject of court actions and various legislative efforts. There can be no assurance that these taxes will not be imposed upon us and our subsidiaries.

We also are subject to general business laws and regulations, as well as laws and regulations specifically governing companies that do business over the Internet. These laws and regulations may cover taxation of eCommerce, user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), database protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, data security, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. Additionally, some of our subsidiaries which are government contractors or subcontractors are subject to laws and regulations related to companies that sell to the government, including but not limited to regulations of the Department of Labor and laws and regulations related to our procurement of products and services and our sales to the government.

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

Part of our business strategy includes the opportunistic acquisition of other companies, and we may have difficulties integrating acquired companies into our operations in a cost-effective manner, if at all.

One element of our business strategy involves the potential expansion through opportunistic acquisitions of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. No assurance can be given that the benefits or synergies we may expect from the acquisition of companies or businesses will be realized to the extent or in the time frame we anticipate. We may lose key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans. In addition, acquisitions may involve a number of risks and difficulties, including expansion into new geographic markets and business areas, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and management information (ERP) systems, changing relationships with customers, suppliers and strategic partners, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of acquired companies or otherwise related to the acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that we will be able to identify suitable acquisition opportunities, consummate any pending or future acquisitions or that we will realize any anticipated benefits from any such acquisitions. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions. We cannot assure you that we will be able to implement or sustain our acquisition strategy or that our strategy will ultimately prove profitable.

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

If significant negative industry or economic trends, including decreases in our market capitalization, slower growth rates or lack of growth in our business occurs in the future it may indicate that impairment charges are required. If we are required to record any impairment charges, this could have a material adverse effect on our consolidated financial statements. In addition, the testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

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

•             economic conditions;

•             changes in the amounts of information technology spending by our customers;

•             the amount and timing of advertising and marketing costs;

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

•             fluctuations in our shipping costs; and

•             foreign currency exchange rates.

If we fail to accurately predict our inventory risk, our gross margins may decline as a result of required inventory write downs due to lower prices obtained from older or obsolete products.

We derive a significant amount of our gross sales from products sold out of inventory at our distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our distribution facilities. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion, and because our distribution facilities sometimes stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our gross margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from Apple, HP and certain other vendors, but these rights vary by product line, are subject to specified conditions and limitations, and can be terminated or changed at any time.

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

Economic volatility and geopolitical uncertainty could result in disruptions of the capital and credit markets. Problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund changes in our sales or an increase in our operating expenses, or to take advantage of strategic opportunities or favorable market conditions. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

Rising interest rates could negatively impact our results of operations and financial condition.

A significant portion of our working capital requirements and our real estate acquisitions have historically been funded through borrowings under our working capital credit facility or through long term notes.  These facilities bear interest at variable rates tied to the LIBOR or prime rate, and the long term notes generally have initial terms of between five and seven years. If the variable interest rates on our borrowings increase, we could incur greater interest expense than we have in the past. Rising interest rates, and our increased interest expense that would result from them, could negatively impact our results of operations and financial condition.

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

We incur substantial expense in connection with our advertising and marketing efforts. Although we target our advertising and marketing efforts on current and potential customers who we believe are likely to be in the market for the products we sell, we cannot assure you that our advertising and marketing efforts will achieve our desired results. In December 2012, we unified many of our commercial brands. While we believe this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders, we are unable to quantify all of the synergies or potential future costs related to our rebranding strategy. In addition, we periodically adjust our advertising expenditures in an effort to optimize the return on such expenditures. Any decrease in the level of our advertising expenditures which may be made to optimize such return could adversely affect our sales.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could negatively impact our business, operating results and financial condition.

Business customers who qualify are provided credit terms and while we monitor individual customer payment capability and maintain reserves we believe are adequate to cover exposure for doubtful accounts, we have exposure to credit risk in the event that customers fail to meet their payment obligations. Additionally, to the degree that there may be tightness in the credit markets that makes it more difficult for some customers to obtain financing, those customers’ ability to meet their payment obligations to us could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

Increased product returns or a failure to accurately predict product returns could decrease our revenue and impact profitability.

We make allowances for product returns in our consolidated financial statements based on historical return rates. We are responsible for returns of certain products shipped from our distribution center, as well as products that are shipped to our customers directly from our vendors. If our actual product returns significantly exceed our allowances for returns, our revenue and profitability could decrease. In addition, because our allowances are based on historical return rates, the introduction of new merchandise categories, new products, changes in our product mix, or other factors may cause actual returns to exceed return allowances, perhaps significantly. In addition, any policies that we adopt that are intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

Our business may be harmed by fraudulent activities on our websites.

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

Our headquarters, customer service center and a part of our infrastructure, including computer servers, are located near Los Angeles, California and in other areas that are susceptible to earthquakes, floods, severe weather and other natural disasters. Our distribution facilities, which are located in Memphis, Tennessee, Irvine, California and Lewis Center, Ohio, house the product inventory from which a substantial majority of our orders are shipped, and are also in areas that are susceptible to natural disasters and extreme weather conditions such as earthquakes, fire, floods and major storms. Our operations in the Philippines are also in an area that is periodically subject to extreme weather. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and communications systems, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, power outages in any locations where our systems are located could disrupt our operations. We currently are in process of developing a formal disaster recovery plan and certain of our subsidiaries have geographical redundancies for web and critical information systems. Our business interruption insurance may not adequately compensate us for losses that may occur.

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

We maintain a Canadian call center serving the U.S. market, which receives benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary, PCM Sales Canada, Inc., in the province of Quebec. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. If we do not receive these expected labor credits, or a sufficient portion of them, the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer.

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

We maintain an office in the Philippines and we may increase these and other offshore operations in the future. Establishing offshore operations may entail considerable expense before we realize cost savings, if any, from these initiatives. The risks associated with doing business overseas and international events could prevent us from realizing the expected benefits from our Philippines operations or any other offshore operations that we establish.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal facilities at December 31, 2012 were as follows:

Description	Sq. Ft.	Location
Main Distribution Center	212,000	Memphis, TN
Midwest Regional Headquarters, Sales Office and Warehouse/Distribution Center	144,000	Lewis Center, OH
Corporate Headquarters and Sales Office	83,864	El Segundo, CA
Irvine Sales Office and Warehouse/Distribution Center	60,072	Irvine, CA
Canadian Office	45,128	Montreal, Quebec
Chicago Office	28,074	Chicago, IL
Philippines Office	25,134	Mandaluyong City, Philippines
Retail Store — Torrance	10,018	Torrance, CA
Retail Store — Santa Monica	9,750	Santa Monica, CA
Retail Store — Huntington Beach	6,000	Huntington Beach, CA
Retail Store — Chicago	6,211	Chicago, IL
Wisconsin Sales Office	4,887	Menomonee Falls, WI

We lease each of our principal facilities, except for our Corporate Headquarters and Sales Office and the Santa Monica, California retail store, both of which we own. Our distribution centers include shipping, receiving, warehousing and administrative spaces. All of our segments, except our MacMall/OnSale segment, use all the properties described above. Our MacMall/OnSale segment uses each of the properties described above except for the Lewis Center, Ohio office, the Irvine, California office and the Menomonee Falls, Wisconsin office. In addition to the properties listed above, we lease sales offices in various cities in the U.S.

In December 2012, we completed the purchase of 7.9 acres of land with the intent to commence construction on a new cloud data center that we currently expect to open in late 2013 or early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

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

***

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been publicly traded on the Nasdaq Global Market (formerly known as Nasdaq National Market) under the symbol “MALL” since our initial public offering on April 4, 1995. Effective January 2, 2013, in conjunction with our corporate name change from PC Mall, Inc. to PCM, Inc., we changed our ticker symbol to PCMI.

The following table sets forth the range of high and low sales price per share for our common stock for the periods indicated, as reported on the Nasdaq Global Market:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2012
First Quarter	$6.54	$5.28
Second Quarter	6.52	5.25
Third Quarter	6.30	5.27
Fourth Quarter	6.70	5.06
Year Ended December 31, 2011
First Quarter	$10.98	$6.50
Second Quarter	10.50	7.06
Third Quarter	8.35	4.80
Fourth Quarter	6.32	4.86

As of the close of business on March 12, 2013, there were approximately 24 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the three months ended December 31, 2012 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	64,254	$6.27	64,254	$10,457
November 1, 2012 to November 30, 2012	86,585	5.70	86,585	9,962
December 1, 2012 to December 31, 2012	432,819	5.96	432,819	7,372
Total	583,658	5.95	583,658

During the year ended December 31, 2012, we repurchased a total of 653,762 shares of our common stock under our stock repurchase program for a cost of $3.9 million. From the inception of the program in October 2008 through December 31, 2012, we have repurchased an aggregate total of 2,610,268 shares of our common stock for a total cost of $12.6 million. The repurchased shares are held as treasury stock. At December 31, 2012, we had $7.4 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2007. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

	Measurement Period (fiscal years covered)
	12/07	12/08	12/09	12/10	12/11	12/12
PCM, Inc.	$100.00	$43.07	$56.07	$81.31	$67.45	$66.70
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Retail Trade	100.00	69.51	113.04	148.55	155.42	201.14

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The net sales and cost of goods sold amounts have been revised for any applicable periods as discussed further in Note 2 of the Notes to the Consolidated Financial Statements of this report. The selected consolidated statements of operations data for the years ended December 31, 2009 and 2008 along with the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 presented below were derived from our audited consolidated financial statements which are not included elsewhere herein.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,420,859	$1,421,385	$1,358,749	$1,138,061	$1,327,974
Cost of goods sold	1,226,671	1,230,897	1,187,454	985,045	1,148,593
Gross profit	194,188	190,488	171,295	153,016	179,381
Selling, general and administrative expenses	181,211	181,461	156,827	145,274	155,494
Other items (1)(2)(3)	393	(429)	—	—	4,893
Operating profit	12,584	9,456	14,468	7,742	18,994
Interest expense, net	3,790	3,284	2,019	1,567	3,667
Income before income taxes	8,794	6,172	12,449	6,175	15,327
Income tax expense	3,700	3,040	4,876	2,818	5,724
Net income	$5,094	$3,132	$7,573	$3,357	$9,603
Basic and Diluted Earnings Per Common Share:
Basic	$0.42	$0.26	$0.62	$0.27	$0.72
Diluted	0.42	0.25	0.61	0.26	0.69

(1)         2012 includes a $0.5 million charge related to a customer’s demand for credit for software maintenance for which we have paid the vendor and do not currently expect to be reimbursed and a $0.1 million decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition.

(2)         2011 includes a $1.2 million decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition and a $0.8 million write-down of indefinite-lived SARCOM trademark based on reassessment of its remaining useful life in 2011.

(3)         2008 includes a $4.1 million goodwill and intangible asset impairment charge and a $0.8 million lawsuit settlement charge.

	At December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,535	$9,484	$10,711	$9,215	$6,748
Working capital	55,392	45,277	52,638	54,034	50,847
Total assets	377,956	393,272	334,091	301,176	282,385
Short-term debt	812	1,015	783	1,038	1,038
Line of credit	87,630	91,852	50,301	53,127	29,010
Long-term debt, excluding current portion	10,960	8,984	2,666	3,333	4,337
Total stockholders’ equity	116,111	110,826	107,293	97,755	93,551

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

BUSINESS OVERVIEW

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams, direct marketing channels and a limited number of retail stores. Since our founding in 1987, we have served our customers by offering products and services from leading brands, such as Apple, Cisco, Dell, HP, Lenovo and Microsoft. We add additional value by incorporating products and services into comprehensive solutions with a high degree of customization. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including commercial businesses, state, local and federal governments, educational institutions and individual consumers.

In 2012, we had four operating segments: MME, SMB, Public Sector and MacMall/OnSale. We include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate & Other. As a result of the reorganization discussed below, we expect to operate the business in 2013 based on three operating segments - Commercial, Public Sector and MacMall.  See “New Operating Segments” in Part II, Item 7 of this report for more information.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2012, we generated approximately 40% of our revenue in our MME segment, 32% of our revenue in our SMB segment, 12% of our revenue in our Public Sector segment and 16% of our revenue in our MacMall/OnSale segment.

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

We experience variability in our net sales and operating results on a quarterly basis as a result of many factors. We experience some seasonal trends in our sales of technology products, services and solutions to businesses, government and educational institutions and individual customers. For example, the timing of capital budget authorizations for our commercial customers can affect when these companies can procure IT products and services. The fiscal year-ends of Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. We generally see an increase in our second quarter sales related to customers in the SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year. Also, consumer holiday spending contributes to variances in our quarterly results. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented approximately 20%, 21% and 20% of our net sales in 2012, 2011 and 2010 and products manufactured by Apple represented approximately 18%, 21% and 21% of our net sales in 2012, 2011 and 2010.

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

General economic conditions have an effect on our business and results of operations across all of our segments. If economic growth in the U.S. and other countries’ economies slows or declines, government, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. The economic climate in the U.S. and elsewhere could have an impact on the rate of information technology spending of our current and potential customers, which would impact our business and results of operations. These factors affect sales of our products, sales cycles, adoption rates of new technologies and level of price competition. We continue to focus our efforts on cost controls, competitive pricing strategies, and driving higher margin service and solution sales. We also continue to make selective investments in our sales force personnel, service and solutions capabilities and IT infrastructure and tools in an effort to position us for enhanced productivity and future growth.

STRATEGIC DEVELOPMENTS

Rebranding Strategy

Over the past several years, our company has grown in part through the acquisition and internal cultivation of many different brands. We have historically differentiated our brands primarily based on the identity of the customers. After carefully examining the markets we serve and the trends taking shape in the marketplace, we believe our commercial customers will benefit from a more unified and streamlined brand strategy. Accordingly, we changed our legal corporate name from PC Mall, Inc. to PCM, Inc. effective December 31, 2012 and our NASDAQ ticker symbol from MALL to PCMI effective January 2, 2013. In addition, we combined our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary effective December 31, 2012. The combined subsidiary now operates under the unified commercial brand PCM and will generally include our SMB, MME and portions of our Corporate & Other segments. Further, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary changed its name to PCMG, Inc. and now operates under the PCM-G brand. We expect this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders providing a brand that better represents the value-added solutions provider we are today.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features.  We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we initiated the implementation and upgrade of our eCommerce systems and have completed and recently launched a new generation of our public websites at pcm.com, macmall.com, ecost.com, onsale.com and our extranet. We are currently engaged in an assessment of the status of the ERP project in an effort to confirm the cost and timeframe for completion of the major phases of the project and to identify any modifications which may be necessary. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation by the end of 2014. To date, we have incurred approximately $13.6 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Real Estate Transactions

In December 2012, we completed the purchase of 7.9 acres of land with the intent to commence construction on a new cloud data center that we currently expect to open in late 2013 or early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

In March 2011, we completed the purchase of real property comprising approximately 184,000 square feet of land, which includes approximately 84,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which became our new corporate headquarters effective November 14, 2011. We purchased and have improved this building, located strategically adjacent to the Los Angeles International Airport (LAX), because we want it to be a compelling destination for customers who want to experience new and cutting edge IT solutions in person. The new headquarters was designed to drive higher productivity and efficiency for our employees and to provide a state-of-the-art demo center for our customers and vendor partners, as well as increase capacity to support our growth well into the future. In conjunction with the move, we relocated and substantially upgraded our primary data center from Torrance to our own hosting facility in Atlanta, which incorporates state of the art monitoring and disaster recovery capabilities. As a result of this relocation certain of our subsidiaries now have geographically redundant web and information systems.  We are in the process of developing a formal disaster recovery plan for our critical systems.

eCOST.com Acquisition

In February 2011, we acquired certain assets, including approximately $1 million of inventory, of eCOST.com, a subsidiary of PFSweb, Inc., for $2.3 million. eCOST.com is an online marketplace featuring an assortment of product categories, including but not limited to computers, networking, electronics and entertainment, TVs, monitors and projectors, cameras and camcorders, memory and storage. The website also features a proprietary and patented shopping format, Bargain Countdown®, which amongst other features, offers limited time, limited quantity deals, and supports its premium online membership shopping club.

NSPI Acquisition

In June 2010, we completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”), which was a provider of hosted data center and managed IT services primarily in the southeastern United States. NSPI’s managed services included hosted and remote managed monitoring of data centers, networks and IT environments, software as a service (SaaS), infrastructure as a service (IaaS), and other project-based offerings. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders could earn additional consideration based on the performance of the NSPI business over two years following the acquisition, up to a total of approximately $5.2 million. In accordance with ASC 805, “Purchase Price Allocations,” based on a valuation of the fair value of the contingent consideration, we initially recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation was based upon management’s initial forecasts of expected profitability of NSPI during the earnout period. In 2012 and 2011, we recorded an adjustment to reduce the earnout liability by $0.1 million and $1.2 million, respectively, to reflect the decrease in estimated fair value of the earnout liability, and such adjustment is reflected as “Revaluation of earnout liability” on our Consolidated Statements of Operations for the years ended December 31, 2012 and 2011. All required consideration has been paid as of December 31, 2012.

Common Stock Repurchase Program

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. At December 31, 2012, we had $7.4 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

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

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in ASC 605 (formerly Staff Accounting Bulletin No. 104, “Revenue Recognition,” issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition”). Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

We also sell certain products for which we act as an agent in accordance with ASC 605-45. Products in this category include the sale of third-party services, warranties, software assurance (“SA”) or subscriptions. SA is an “insurance” or “maintenance” product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

In 2012, we revised our previously reported revenue and cost of goods sold to correct the accounting for certain SA transactions that were previously recorded on a gross basis, to record such transactions on a net sales basis with no corresponding cost of goods sold. We have revised revenues and cost of sales in all reported prior periods to reflect this immaterial change, which had no impact on our consolidated gross profit, operating profit or earnings per share. The impact of this revision reduced net sales and cost of goods sold for 2011 and 2010 by $33.8 million and $9.6 million, respectively.

Some of our larger customers are offered the opportunity by certain of our vendors to purchase software licenses and SA under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, our vendors will transfer the license and invoice the customer directly, paying us an agency fee or commission on these sales. We record these fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, we invoice the customer directly under an EA and accounts for the individual items sold based on the nature of the item. Our vendors typically dictate how the EA will be sold to the customer.

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

Revenue from professional services is either recognized as incurred for services billed at an hourly rate or recognized using the proportional performance method for services provided at a fixed fee. Revenue for data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period the service is performed.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the years ended December 31, 2011, 2010 and 2009, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. Historically, we performed our annual impairment test for goodwill and indefinite-lived intangible assets as of December 31 of each year. In 2012, we determined that it is preferable to perform our annual impairment test for goodwill and indefinite-lived intangible assets as of October 1 of each year, and performed our 2012 annual impairment test as of October 1, 2012. We believe that an October 1 testing date for our annual goodwill impairment test is preferable because it aligns and ensures the completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. Accordingly, our management considers this accounting change preferable. This change in testing date does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to any of our previously issued financial statements.

Under ASC 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Our MME operating segment consists of the following reporting units: Sarcom, Abreon, and NSPI.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2012. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2012, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In addition, fair value of our indefinite-lived trademark was determined using the relief from royalty method under the income approach to value. This method applies a market based royalty rate to projected revenues that are associated with the trademarks. Applying the royalty rate to projected revenues resulted in an indication of the pre-tax royalty savings associated with ownership of the trademarks.  Projected after-tax royalty savings were discounted to present value at the reporting unit’s weighted average cost of capital, and a tax amortization benefit (calculated based on a 15 year life for tax purposes) was added.

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2012. In performing the step one analysis of fair value, we concluded that the estimated fair values of each of the Sarcom and NSPI reporting units were approximately 11% greater than their individual carrying values. There is $12.1 million and $6.2 million of goodwill residing in our Sarcom and NSPI reporting units, respectively. Our Abreon reporting unit had an estimated fair value that was substantially higher than its carrying value. However, in applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews. For example, a change of 1.5-3% in our weighted-average cost of capital assumptions or a 10 basis point reduction in growth of our estimated EBITDA margin would have resulted in a fair value at, or slightly below, our current carrying value of our Sarcom or NSPI reporting units.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2012, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 25% as of October 1, 2012. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

For the year ended December 31, 2011, as a result of our annual impairment analysis performed for that period, we had determined that a SARCOM trademark was impaired as a result of a reassessment of its remaining useful life and recorded a non-cash impairment charge of $0.8 million as “Impairment of indefinite-lived trademark” in our Consolidated Financial Statements for the year ended December 31, 2011. We determined that no other impairment of goodwill and other indefinite-lived intangible assets existed as of December 31, 2011.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2012 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2013 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Years Ended December 31,
	2012	2011	2010
Net sales	$1,420,859	$1,421,385	$1,358,749
Cost of goods sold	1,226,671	1,230,897	1,187,454
Gross profit	194,188	190,488	171,295
Selling, general and administrative expenses	181,211	181,461	156,827
Revaluation of earnout liability	(107)	(1,229)	—
Impairment of indefinite-lived trademark	—	800	—
Other charge	500	—	—
Operating profit	12,584	9,456	14,468
Interest expense, net	3,790	3,284	2,019
Income before income taxes	8,794	6,172	12,449
Income tax expense	3,700	3,040	4,876
Net income	$5,094	$3,132	$7,573

	As a Percentage of Net Sales For Years Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	86.3	86.6	87.4
Gross profit	13.7	13.4	12.6
Selling, general and administrative expenses	12.8	12.8	11.5
Revaluation of earnout liability	—	(0.1)	—
Impairment of indefinite-lived trademark	—	0.1
Other charge	—	—	—
Operating profit	0.9	0.6	1.1
Interest expense, net	0.3	0.2	0.1
Income before income taxes	0.6	0.4	1.0
Income tax expense	0.2	0.2	0.4
Net income	0.4%	0.2%	0.6%

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2012	2011	$	%
MME	$568,287	$526,858	$41,429	7.9%
SMB	457,906	491,338	(33,432)	(6.8)
Public Sector	165,828	171,630	(5,802)	(3.4)
MacMall/OnSale	228,851	233,544	(4,693)	(2.0)
Corporate and Other	(13)	(1,985)	1,972	NMF (1)
Consolidated net sales	$1,420,859	$1,421,385	$(526)	0.0%

(1)  Not meaningful.

Our consolidated net sales for 2012 were $1,420.9 million, a $0.5 million decrease from consolidated net sales of $1,421.4 million in 2011.

Our MME segment net sales increased by $41.4 million, or 8%, to $568.3 million in 2012 from $526.9 million in 2011. This increase was primarily due to a 15% increase in sales of services in 2012 compared to 2011 as well as a 6% increase in net sales of products. Sales of services represented 20% of MME net sales in 2012 compared to 19% of MME net sales in 2011.

Our SMB segment net sales decreased by $33.4 million, or 7%, to $457.9 million in 2012 from $491.3 million in 2011. This decrease was primarily due to a $45.3 million decline in sales to promotional companies as a result of a program change by a large vendor in late 2011, partially offset by an $11.9 million increase in sales to customers outside that program.

Our Public Sector segment net sales decreased by $5.8 million, or 3%, to $165.8 million in 2012 from $171.6 million in 2011. This decrease in Public Sector net sales was due to a decrease of $8.5 million, or 9%, in our federal government business, which was partially offset by an increase of $2.8 million, or 4%, in sales to SLED customers resulting primarily from increased account executive headcount focused on our SLED business.

Our MacMall/OnSale segment net sales decreased by $4.6 million, or 2%, to $228.9 million in 2012 compared to $233.5 million in 2011. The decrease in MacMall/OnSale net sales was primarily due to a $3.1 million decrease in MacMall net sales due to the vendor program change discussed above. In addition, the decrease in MacMall/OnSale net sales was affected by soft demand resulting from market anticipation of major product releases which did not occur until the fourth quarter of 2012, as compared to new product releases in the prior year which occurred in the third quarter of 2011. These reductions were partially offset by a $6.1 million, or 20%, increase in retail sales driven by our two new retail stores.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2012		2011
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
MME	$84,835	14.9%	$81,483	15.5%	$3,352	(0.6)%
SMB	66,878	14.6	67,205	13.7	(327)	0.9
Public Sector	16,514	10.0	16,908	9.9	(394)	0.1
MacMall/OnSale	25,564	11.2	25,144	10.8	420	0.4
Corporate and Other	397	NMF (1)	(252)	NMF (1)	649	NMF (1)
Consolidated gross profit and gross profit margin	$194,188	13.7%	$190,488	13.4%	$3,700	0.3%

(1)  Not meaningful.

Consolidated gross profit for 2012 was $194.2 million compared to $190.5 million in 2011, a $3.7 million or 2% increase. Consolidated gross profit margin was 13.7% in 2012 compared to 13.4% in 2011.

Gross profit for our MME segment increased by $3.3 million, or 4%, to $84.8 million in 2012 compared to $81.5 million 2011.  MME gross profit margin decreased by 60 basis points to 14.9% in 2012 compared to 15.5% in 2011. The increase in MME gross profit was primarily due to the increased MME net sales discussed above, partially offset by a decrease in product margins and a $0.6 million decrease in vendor consideration. The decrease in MME gross profit margin was primarily due to a 29 basis point decrease in vendor consideration as a percentage of net sales and a competitive pricing environment for product sales.

Gross profit for our SMB segment was $66.9 million in 2012 compared to $67.2 million in 2011, a decrease of $0.3 million. SMB gross profit margin increased by 90 basis points to 14.6% in 2012 compared to 13.7% in 2011. The decrease in SMB gross profit was primarily due to the decrease in SMB net sales discussed above, partially offset by a $0.3 million increase in vendor consideration. The increase in SMB gross profit margin was primarily due to 31 basis point increase in vendor consideration as a percentage of net sales as well as a decrease in sales to promotional companies at lower margins.

Gross profit for our Public Sector segment decreased by $0.4 million, or 2%, to $16.5 million in 2012 compared to $16.9 million in 2011. Public Sector gross profit margin increased by 10 basis points to 10.0% in 2012 compared to 9.9% in 2011. The decrease in our Public Sector gross profit was primarily due to the decrease in Public Sector net sales discussed above as well as a $0.3 million decrease in vendor consideration.

Gross profit for our MacMall/OnSale segment was $25.6 million for 2012 compared to $25.1 million in 2011, an increase of $0.5 million or 2%. MacMall/OnSale gross profit margin increased by 40 basis points to 11.2% in 2012 compared to 10.8% in 2011. The increase in MacMall/OnSale gross profit and gross profit margin was primarily due to an improvement in product sales mix and increased higher margin retail sales, which were aided by our two new retail stores.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2012		2011
		Operating		Operating
	Operating	Profit	Operating	Profit	Change
	Profit (Loss)	Margin (1)	Profit (Loss)	Margin (1)	$	Margin
MME	$29,809	5.2%	$27,583	5.2%	$2,226	—
SMB	37,484	8.2	36,899	7.5	585	0.7
Public Sector	2,554	1.5	1,748	1.0	806	0.5
MacMall/OnSale	3,014	1.3	279	0.1	2,735	1.2
Corporate and Other	(60,277)	(4.2)	(57,053)	(4.0)	(3,224)	(0.2)
Consolidated operating profit and operating profit margin	$12,584	0.9%	$9,456	0.7%	$3,128	0.2%

(1)              Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for 2012 increased by $3.1 million, or 33%, to $12.6 million compared to $9.5 million in 2011. Consolidated operating profit margin for 2012 was 0.9% compared to 0.7% in 2011, an increase of 20 basis points.

Our MME segment operating profit increased by $2.2 million, or 8%, to $29.8 million in 2012 compared to $27.6 million in 2011. The increase in MME operating profit was primarily due to the increase in MME gross profit discussed above, a $0.8 million impairment charge recorded in 2011 related to a writedown of an indefinite-lived SARCOM trademark based on a reassessment of its remaining estimated useful life, and a $0.6 million decrease in personnel costs. The increase in MME operating profit in 2012 was offset by a $0.5 million charge related to a customer’s demand for credit for software maintenance for which we have paid the vendor and do not currently expect to reimbursed and a $1.1 million difference in the 2012 reduction, compared to the 2011 reduction, of the estimated fair value of contingent consideration liability related to our NSPI acquisition. The liability reduction, which reduced SG&A, was $0.1 million in 2012 compared to $1.2 million in 2011.

Operating profit for our SMB segment increased by $0.6 million, or 2%, to $37.5 million in 2012 compared to $36.9 million in 2011. The increase in SMB operating profit was primarily due to a $0.4 million decrease in bad debt expense, a $0.3 million decrease in advertising expenditures and a $0.2 million decrease in variable fulfillment costs, partially offset by a $0.8 million increase in personnel costs primarily due to increased variable compensation expenses related to higher selling margin for SMB’s core business.

Operating profit for our Public Sector segment was $2.6 million in 2012 compared to $1.7 million in 2011, an increase of $0.9 million, or 46%. The increase in Public Sector operating profit was primarily due to a $0.8 million decrease in personnel costs.

Operating profit for our MacMall/OnSale segment increased by $2.7 million, to $3.0 million in 2012 compared to $0.3 million in 2011. The increase in MacMall/OnSale segment operating profit was primarily due to a $1.0 million decrease in MacMall/OnSale personnel cost, $0.5 million decrease in legal costs, a $0.5 million decrease in outside services and the increase in MacMall/OnSale gross profit discussed above, partially offset by a $0.5 million increase in advertising expenditures.

Corporate and Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our reportable operating segments. Corporate and Other expenses increased by $3.2 million, or 6%, to $60.3 million in 2012 from $57.1 million in 2011. This increase was primarily due to a $2.7 million increase in net personnel costs, which includes an increase of $0.8 million of severance and restructuring related costs, a $1.4 million increase in depreciation expense associated with the completed portions of our on-going systems upgrades, a $0.5 million increase in professional consulting fees, and a $0.4 million increase in outside services, partially offset by a $1.5 million decrease in litigation costs primarily related to defending in the prior year what we believe was a meritless lawsuit which was settled in January 2012 without liability to us.

Net Interest Expense. Total net interest expense in 2012 increased to $3.8 million compared with $3.3 million in 2011. The increase in interest expense of $0.5 million resulted primarily from the increase in our outstanding borrowings primarily related to the financing of our new El Segundo headquarters office building, the capital leases for various furniture and equipment at our El Segundo headquarters, our data center in Atlanta and our Midwest headquarters, partially offset by a decrease in our average effective borrowing rate.

Income Tax Expense. We recorded an income tax expense of $3.7 million in 2012 compared to an income tax expense of $3.0 million in 2011. Our effective tax rates for 2012 and 2011 were 42% and 49%. The increase in income tax expense is primarily attributable to the increase in pre-tax book income in 2012 as compared to 2011. The decrease in our effective tax rate in 2012 compared to 2011 was primarily due to the significant impact on the rate in the prior year due to the recording of valuation allowances associated with certain state net operating loss carryforwards.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales. The following table presents our net sales, by segment, for the periods presented (in thousands):

	Years Ended December 31,		Change
	2011	2010	$	%
MME	$526,858	$490,967	$35,891	7.3%
SMB	491,338	481,068	10,270	2.1
Public Sector	171,630	187,329	(15,699)	(8.4)
MacMall/OnSale	233,544	199,533	34,011	17.0
Corporate and Other	(1,985)	(148)	(1,837)	NMF (1)
Consolidated net sales	$1,421,385	$1,358,749	$62,636	4.6%

(1)  Not meaningful.

Our consolidated net sales for 2011 were $1,421.4 million, a $62.7 million, or 5%, increase from consolidated net sales of $1,358.7 million in 2010.

Our MME segment net sales increased by $35.9 million, or 7%, to $526.9 million in 2011 from $491.0 million in 2010. This increase was primarily due to a 17% increase in sales of services in 2011 compared to 2010 as well as a 5% increase in net sales of products. Sales of services represented 19% of MME net sales in 2011 compared to 17% of MME net sales in 2010.

Our SMB segment net sales increased by $10.2 million, or 2%, to $491.3 million in 2011 from $481.1 million in 2010. This increase was primarily due to incremental productivity by our tenured account executives, partially offset by a $9 million decrease in sales to promotional companies as a result of a program change by a large vendor in late 2011. Going forward, we expect the results of the program change to have an impact on year over year comparisons.  Sales under the program in 2011 were approximately $64.7 million compared to sales under the program in 2010 of $73.6 million.

Our Public Sector segment net sales decreased by $15.7 million, or 8%, in 2011 to $171.6 million from $187.3 million in 2010. This decrease was primarily due to a 19% decrease in our federal government business due to ongoing federal budgetary constraints, partially offset by a 25% increase in sales to SLED resulting primarily from increased account executive headcount focused on SLED business and new SLED contracts in 2011.

Our MacMall/OnSale segment net sales increased by $34.0 million, or 17%, to $233.5 million in 2011 compared to $199.5 million in 2010. This increase was primarily due to net sales made through our eCost brand, which was acquired in February 2011, and a $15.3 million increase in sales through our OnSale brand. The increase also reflects our ongoing efforts to focus on higher profit customer segments such as small businesses, creative professionals and high-end consumers, but was offset by a decrease of $3.0 million due to the aforementioned vendor program change. Sales under this vendor program were approximately $8.2 million in 2011 compared to $11.2 million in 2010.

Gross Profit and Gross Profit Margin. The following table presents our gross profit and gross profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2011		2010
		Gross Profit		Gross Profit	Change
	Gross Profit	Margin	Gross Profit	Margin	$	Margin
MME	$81,483	15.5%	$75,301	15.3%	$6,182	0.2%
SMB	67,205	13.7	60,324	12.5	6,881	1.2
Public Sector	16,908	9.9	14,189	7.6	2,719	2.3
MacMall/OnSale	25,144	10.8	21,404	10.7	3,740	0.1
Corporate and Other	(252)	NMF (1)	77	NMF (1)	(329)	NMF (1)
Consolidated gross profit and gross profit margin	$190,488	13.4%	$171,295	12.6%	$19,193	0.8%

(1)  Not meaningful.

Consolidated gross profit for 2011 was $190.5 million compared to $171.3 million in 2010, a $19.2 million or 11% increase. Consolidated gross profit margin was 13.4% in 2011 compared to 12.6% in 2010.

Gross profit for our MME segment increased by $6.2 million, or 8%, to $81.5 million in 2011 compared to $75.3 million 2010, and gross profit margin increased to 15.5%  in 2011 compared with 15.3% in 2010. The increase in MME gross profit was primarily due to the increased MME net sales discussed above and a $0.8 million increase in vendor consideration.

Gross profit for our SMB segment was $67.2 million in 2011 compared to $60.3 million in 2010, an increase of $6.9 million or 11%. SMB gross profit margin increased by 120 basis points to 13.7% in 2011 compared to 12.5% in 2010. The increase in SMB gross profit was primarily due to the increase in SMB net sales discussed above and a $1.7 million increase in vendor consideration. The increase in SMB gross profit margin was primarily due to a change in product mix weighted more to service solutions, a decrease in the sales to promotional companies at lower margins and a 20 basis point increase in vendor consideration as a percentage of net sales.

Gross profit for our Public Sector segment increased by $2.7 million, or 19%, to $16.9 million in 2011 compared to $14.2 million in 2010. Public Sector gross profit margin increased by 230 basis points to 9.9% in 2011 compared to 7.6% in 2010. The increase in our Public Sector gross profit and gross profit margin was primarily due to an improved mix of sales of products, services and solutions made at higher margins, which includes an increase of $1.3 million, or 77 basis points, in vendor consideration.

Gross profit for our MacMall/OnSale segment increased by $3.7 million, or 17%, to $25.1 million in 2011 compared to $21.4 million in 2010. MacMall/OnSale gross profit margin increased to 10.8% in 2011 compared to 10.7% in 2010. The increase in MacMall/OnSale gross profit was primarily due to the increase in MacMall/OnSale segment net sales discussed above and a $1.0 million increase in vendor consideration.

Operating Profit (Loss) and Operating Profit Margin. The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Years Ended December 31,
	2011		2010
		Operating		Operating
	Operating	Profit	Operating	Profit	Change
	Profit (Loss)	Margin (1)	Profit (Loss)	Margin (1)	$	Margin
MME	$27,583	5.2%	$23,190	4.7%	$4,393	0.5%
SMB	36,899	7.5	31,359	6.5	5,540	1.0
Public Sector	1,748	1.0	737	0.4	1,011	0.6
MacMall/OnSale	279	0.1	5,332	2.7	(5,053)	(2.6)
Corporate and Other	(57,053)	(4.0)	(46,150)	(3.4)	(10,903)	(0.6)
Consolidated operating profit and operating profit margin	$9,456	0.7%	$14,468	1.1%	$(5,012)	(0.4)%

(1)              Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit for 2011 decreased by $5.0 million, or 35%, to $9.5 million compared to $14.5 million in 2010. Consolidated operating profit margin for 2011 was 0.7% compared to 1.1% in 2010, a decrease of 40 basis points.

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

Operating profit for our MacMall/OnSale segment decreased by $5.0 million, or 95%, to $0.3 million in 2011 compared to $5.3 million in 2010. The decrease in MacMall segment operating profit was primarily due a $3.5 million increase in personnel costs which was related to the expansion of the OnSale business model in 2011, a $2.0 million increase in advertising expenditures, a $0.6 million increase in legal costs, $0.5 million increase in credit card related fees, a $0.5 million increase in outside service fees, a $0.5 million increase in variable fulfilment costs and a $0.4 million increase in depreciation and amortization expenses, partially offset by the increase in MacMall/OnSale gross profit discussed above.

Corporate and Other expenses increased by $10.9 million, or 24%, to $57.1 million in 2011 from $46.2 million in 2010. This increase was primarily due to a $6.7 million increase in net personnel costs, a $1.2 million increase in legal costs which includes costs incurred defending a lawsuit that was settled in January 2012 without liability to the company, $1.0 million of increased depreciation expense, a $0.7 million increase in telecommunications costs, and a $0.5 million writedown of inventory related to the introduction of the iPad 2 in 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital needs have and we expect will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in our planned Columbus data center, our new ERP system, eCommerce platform and other upgrades of our current IT infrastructure over the next several years, which are discussed further below in “Other Planned Capital Projects,” possible sales growth, possible acquisitions and new business ventures, including the execution of our rebranding strategy and possible repurchases of our common stock under a discretionary repurchase program, which is also further discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our continuing efforts to drive revenue growth from commercial customers could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current uncertainty in the macroeconomic environment may limit our cash resources that could otherwise be available to fund capital investments, future strategic opportunities or growth beyond our current operating plans. We are also unable to quantify any expected future synergies or costs related to our ongoing rebranding and restructuring efforts.

There has been ongoing uncertainty in the global economic environment, which could cause disruptions in the capital and credit markets. While our revolving credit facility does not mature until March 2015, we believe problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $6.5 million at December 31, 2012 and $9.5 million at December 31, 2011. Our working capital increased by $10.1 million to $55.4 million at December 31, 2012 from working capital of $45.3 million at December 31, 2011.

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the year ended December 31, 2012, we repurchased a total of 653,762 shares of our common stock under this program for a cost of $3.9 million. From the inception of the program in October 2008 through December 31, 2012, we have repurchased an aggregate total of 2,610,268 shares of our common stock for a total cost of $12.6 million. The repurchased shares are held as treasury stock. At December 31, 2012, we had $7.4 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. As of December 31, 2012, we had an accrued receivable of $10.9 million related to the 2010, 2011 and 2012 calendar years. We filed our 2011 claim in 2012 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities was $13.6 million in 2012, compared to net cash used in operating activities of $22.1 million in 2011 and net cash provided by operating activities of $28.3 million in 2010.

The $13.6 million of net cash provided by operating activities in 2012 was primarily related to net income before non-cash adjustments and a $10.5 million decrease in inventory mostly reflecting a sell-through of seasonal purchases made in late 2011, partially offset by a $17.6 million reduction in accounts payable due to the timing of payments to our largest vendors.

Net cash used in operating activities of $22.1 million in 2011 was primarily due to a $23.2 million increase in accounts receivable and a $14.9 million increase in inventory, partially offset by net income and non-cash adjustments to net income such as $10.0 million in depreciation and amortization. The increase in accounts receivable in 2011 reflects our increased focus on sales to commercial companies and also was impacted by large sales near the end of 2011 that did not occur at the end of 2010. The increase in inventory in 2011 was due to a strategic purchase made near the end of 2011 of a large supply of inventory from a single vendor.

The $28.3 million of net cash provided by operating activities in 2010 was primarily due to net income before non-cash adjustments, as well as $19.3 million from a decrease in accounts payable due to better management of the timing of payments of our trade payables, a reduction in inventory of $5.0 million primarily due to the sell through of our Public Sector backlog that existed at the end of 2009, partially offset by a $21.5 million increase in accounts receivable reflecting our strategic focus on driving revenue growth from commercial customers.

Cash Flows from Investing Activities. Net cash used in investing activities during the years ended December 31, 2012, 2011 and 2010 was $9.4 million, $30.3 million and $16.8 million, respectively.

The $9.4 million of net cash used in investing activities in 2012 was primarily related to capital expenditure relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff as well as the purchase of 7.9 acres of land in New Albany, Ohio on which we intend to commence construction on a new cloud data center that we expect to open in late 2013 or early 2014. We expect to incur an incremental $8 million to $9 million of construction and related costs to build out the new data center primarily during 2013.

The $30.3 million of net cash used in investing activities in 2011 was primarily due to capital expenditures totaling $17.2 million related to the purchase of our headquarters office building in El Segundo and related furniture, equipment and improvements, a $10.9 million capital expenditure related to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff, and a $2.3 million acquisition of certain assets of eCost.

The $16.8 million of net cash used in investing activities in 2010 was primarily related to the $8.8 million (net of cash acquired) used for the acquisition of NSPI in June 2010 and $8.0 million of capital expenditures.

Cash Flows from Financing Activities. Net cash used in financing activities was $7.3 million in 2012 compared to net cash provided by financing activities of $51.2 million in 2011 and net cash used in financing activities $10.2 million in 2010.

The net cash used in financing activities of $7.3 million in 2012 was primarily related to $4.2 million of net payments on our line of credit, $3.9 million related to repurchases of our common stock, a $2.6 million change in book overdraft and $2.4 million of payments on our capital lease obligations, partially offset by $4.4 million of proceeds resulting from capital leases entered into during 2012 but relating to assets acquired in the prior year.

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

Line of Credit and Notes Payable. We maintain an asset-based revolving credit facility that provides for, among other things, (i) a credit limit of $160 million, which may be increased in increments of $5 million up to a total credit limit of $180 million, provided that any increase of the total credit limit in excess of $160 million is subject to, among other things, an acceptance and commitment by the lenders to such excess amount and a line increase fee not to exceed 0.65% of the increased amount; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of March 31, 2015. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. There can be no assurance that the lenders, if we elected to increase the credit limit, will commit to the remaining excess $20 million of credit beyond the $160 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $160 million.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 for each twelve-month period ending on or after December 31, 2011. At December 31, 2012, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At December 31, 2012, we had $87.6 million of net working capital advances outstanding under the line of credit. At December 31, 2012, the maximum credit line was $160 million and we had $47.8 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At December 31, 2012, we had $2.05 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $410,000 annually in each of the years 2013 through 2017.

At December 31, 2012, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.21%.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At December 31, 2012, we had $9.7 million outstanding under this credit agreement, which matures as follows: $0.4 million annually in each of the years 2013 through 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

As of the date of this report, we are currently in negotiations with our lenders to amend our credit facility to, among other features, increase the maximum credit to $190 million, reduce the interest charge by 0.25% and extend its maturity through September 30, 2017.  There can be no assurance that a final agreement can be reached or that any such agreement will contain these or similar terms.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2012 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations
Long-term debt obligations (a) (Note 8)	$11,771	$812	$1,624	$9,335	$—
Purchase obligations (b) (Note 10)	8,447	7,408	1,039	—	—
Operating lease obligations (Note 10)	15,799	5,581	7,801	2,410	7
Capital lease obligations (Note 10)	8,676	2,921	4,082	1,673	—
Total contractual obligations	$44,693	$16,722	$14,546	$13,418	$7

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Other commercial commitments
Line of credit (a) (Note 8)	$87,630	$87,630	$—	$—	$—
Standby Letters of Credit (c)	10,098	10,000	98	—

(a)	Long-term debt obligations and line of credit exclude interest, which is based on a variable rate tied to the prime rate or LIBOR plus a variable spread, at our option.
(b)

Purchase obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).

(c)

Standby LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. The LOC amounts in the table above represent the amount of commitment expiration per period presented. There were no claims made against any standby LOCs during the year ended December 31, 2012.

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features.  We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we initiated the implementation and upgrade of our eCommerce systems and have completed and recently launched a new generation of our public websites at pcm.com, macmall.com, ecost.com, onsale.com and our extranet. We are currently engaged in an assessment of the status of the ERP project in an effort to confirm the cost and timeframe for completion of the major phases of the project and to identify any modifications which may be necessary. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation by the end of 2014. To date, we have incurred approximately $13.6 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

New Data Center

In December 2012, we completed the purchase of 7.9 acres of land with the intent to commence construction on a new cloud data center that we currently expect to open in late 2013 or early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. We expect to incur an incremental $8 million to $9 million of construction and related costs to build out the new data center primarily during 2013.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 9 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the year ended December 31, 2012 other than compensation arrangements in the ordinary course of business.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued ASU 2012-02, “Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which provides companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. ASU 2012-02 prescribes an entity to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that its indefinite-lived intangible assets are impaired. The qualitative factors are similar to the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We believe the adoption of this new standard will not have any effect on our consolidated financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The provisions of this accounting guidance were effective beginning on January 1, 2012.  The adoption of this new standard did not have any effect on our consolidated financial position or results of operations.

NEW OPERATING SEGMENTS

As a result of the reorganization previously discussed, beginning in January 2013, we are operating under three operating segments - Commercial, Public Sector and MacMall. Our segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our operating segments in Corporate & Other.

Historical summarized segment information is being provided as follows for informational purposes only based on our new segments that are effective in January 2013 (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Year Ended December 31, 2012
Net sales	$1,026,222	$165,828	$228,851	$(42)	$1,420,859
Gross profit	151,783	16,514	25,564	327	194,188
Depreciation and amortization expense(1)	4,630	106	991	6,769	12,496
Operating profit (loss)	59,571	2,554	3,014	(52,555)	12,584

Year Ended December 31, 2011
Net sales	$1,016,231	$171,631	$233,544	$(21)	$1,421,385
Gross profit	148,617	16,908	25,144	(181)	190,488
Depreciation and amortization expense(1)	3,712	179	832	5,321	10,044
Operating profit (loss)	57,408	1,748	279	(49,979)	9,456

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At December 31, 2012, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2012. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2012, we had $87.6 million outstanding under our line of credit and $11.8 million outstanding under our note payable. As of December 31, 2012, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $1.0 million

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of December 31, 2012, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

***

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCM, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of  operations, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of PCM, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the timing of its annual goodwill impairment assessment in 2012.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 18, 2013

PCM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	At December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,535	$9,484
Accounts receivable, net of allowances of $1,459 and $1,642	202,300	207,985
Inventories, net	68,942	79,456
Prepaid expenses and other current assets	14,028	9,681
Deferred income taxes	3,004	3,937
Total current assets	294,809	310,543
Property and equipment, net	48,180	44,745
Deferred income taxes	380	247
Goodwill	25,510	25,510
Intangible assets, net	7,098	9,840
Other assets	1,979	2,387
Total assets	$377,956	$393,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,972	$122,523
Accrued expenses and other current liabilities	30,371	31,797
Deferred revenue	17,632	18,079
Line of credit	87,630	91,852
Note payable — current	812	1,015
Total current liabilities	239,417	265,266
Notes payable and other long-term liabilities	16,750	11,574
Deferred income taxes	5,678	5,606
Total liabilities	261,845	282,446
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,560,801 and 14,368,888 shares issued; and 11,525,459 and 11,995,704 shares outstanding, respectively	14	14
Additional paid-in capital	111,952	108,061
Treasury stock, at cost: 3,035,342 and 2,373,184 shares, respectively	(13,688)	(9,733)
Accumulated other comprehensive income	2,511	2,256
Retained earnings	15,322	10,228
Total stockholders’ equity	116,111	110,826
Total liabilities and stockholders’ equity	$377,956	$393,272

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales	$1,420,859	$1,421,385	$1,358,749
Cost of goods sold	1,226,671	1,230,897	1,187,454
Gross profit	194,188	190,488	171,295
Selling, general and administrative expenses	181,211	181,461	156,827
Revaluation of earnout liability	(107)	(1,229)	—
Impairment of indefinite-lived trademark	—	800	—
Other charge	500	—	—
Operating profit	12,584	9,456	14,468
Interest expense, net	3,790	3,284	2,019
Income before income taxes	8,794	6,172	12,449
Income tax expense	3,700	3,040	4,876
Net income	$5,094	$3,132	$7,573
Basic and Diluted Earnings Per Common Share
Basic	$0.42	$0.26	$0.62
Diluted	0.42	0.25	0.61
Weighted average number of common shares outstanding:
Basic	11,989	12,225	12,220
Diluted	12,160	12,476	12,468

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$5,094	$3,132	$7,573

Other comprehensive income:
Foreign currency translation adjustments	255	(209)	354
Total other comprehensive income (loss)	255	(209)	354
Comprehensive income	$5,349	$2,923	$7,927

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained Earnings
	Outstanding	Amount	Capital	Stock	Income	(Deficit)	Total
Balance at December 31, 2009	12,291	$14	$102,361	$(6,254)	$2,111	$(477)	$97,755
Stock option and warrant exercises, including related income tax benefit	58	—	168	—	—	—	168
Stock-based compensation expense	—	—	2,365	—	—	—	2,365
Purchases of common stock under a stock repurchase program	(200)	—	—	(922)	—	—	(922)
Subtotal	—	—	—	—	—	—	99,366
Net income	—	—	—	—	—	7,573	7,573
Translation adjustments, net of taxes	—	—	—	—	354	—	354
Comprehensive income	—	—	—	—	—	—	7,927
Balance at December 31, 2010	12,149	14	104,894	(7,176)	2,465	7,096	107,293
Stock option exercises and related income tax benefit	279	—	763	—	—	—	763
Stock-based compensation expense	—	—	2,404	—	—	—	2,404
Purchases of common stock under a stock repurchase program	(432)	—	—	(2,557)	—	—	(2,557)
Subtotal	—	—	—	—	—	—	107,903
Net income	—	—	—	—	—	3,132	3,132
Translation adjustments, net of taxes	—	—	—	—	(209)	—	(209)
Comprehensive income	—	—	—	—	—	—	2,923
Balance at December 31, 2011	11,996	14	108,061	(9,733)	2,256	10,228	110,826
Stock option exercises and related income tax benefit	183	—	1,991	(45)	—	—	1,946
Stock-based compensation expense	—	—	1,900	—	—	—	1,900
Purchases of common stock under a stock repurchase program	(654)	—	—	(3,910)	—	—	(3,910)
Subtotal	—	—	—	—	—	—	110,762
Net income	—	—	—	—	—	5,094	5,094
Translation adjustments, net of taxes	—	—	—	—	255	—	255
Comprehensive income	—	—	—	—	—	—	5,349
Balance at December 31, 2012	11,525	$14	$111,952	$(13,688)	$2,511	$15,322	$116,111

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net income	$5,094	$3,132	$7,573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,496	10,044	8,157
Provision for deferred income taxes	2,565	2,634	3,327
Net tax benefit related to stock option exercises	1,387	1	96
Excess tax benefit related to stock option exercises	(193)	(668)	(31)
Non-cash stock-based compensation	1,900	2,404	2,365
Decrease in earnout liability	(1,100)	(1,229)	—
Impairment of indefinite-lived trademark	—	800	—
(Gain) loss on sale of fixed assets	—	(7)	14
Change in operating assets and liabilities:
Accounts receivable	4,099	(23,151)	(21,516)
Inventories	10,514	(14,889)	4,981
Prepaid expenses and other current assets	(4,037)	178	(561)
Other assets	315	217	324
Accounts payable	(17,649)	(9,425)	19,352
Accrued expenses and other current liabilities	(1,370)	2,033	2,351
Deferred revenue	(447)	5,873	1,908
Total adjustments	8,480	(25,185)	20,767
Net cash provided by (used in) operating activities	13,574	(22,053)	28,340
Cash Flows From Investing Activities
Purchase of El Segundo building	—	(17,174)	—
Purchases of property and equipment	(9,446)	(10,865)	(8,019)
Acquisition of eCost	—	(2,284)	(8,788)
Proceeds from sale of fixed assets	—	25	19
Net cash used in investing activities	(9,446)	(30,298)	(16,788)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(4,222)	41,205	(4,236)
Capital lease proceeds	4,356	—	—
Borrowings under notes payable	2,859	7,198	—
Payments under notes payable	(1,087)	(757)	(1,143)
Change in book overdraft	(2,640)	7,034	(3,454)
Payment of earnout liability	(993)	(1,121)	—
Payments of obligations under capital leases	(2,440)	(1,203)	(483)
Proceeds from stock issued under stock option plans	604	762	72
Payments for deferred financing costs	—	(25)	(104)
Excess tax benefit related to stock option exercises	193	668	31
Common shares repurchased and held in treasury	(3,910)	(2,557)	(922)
Net cash provided by (used in) financing activities	(7,280)	51,204	(10,239)
Effect of foreign currency on cash flow	203	(80)	183
Net change in cash and cash equivalents	(2,949)	(1,227)	1,496
Cash and cash equivalents at beginning of the period	9,484	10,711	9,215
Cash and cash equivalents at end of the period	$6,535	$9,484	$10,711
Supplemental Cash Flow Information
Interest paid	$3,305	$2,797	$1,829
Income taxes paid	2,470	4,157	1,558
Supplemental Non-Cash Investing and Financing Activities (Notes 4 and 8)
Purchase of infrastructure system	$1,988	$2,779	$—
Deferred financing costs	—	346	1,410
NSPI acquisition related:
Fair value of assets, net of cash acquired	$—	$—	$13,472
Cash paid	—	—	(8,788)
Liabilities assumed	$—	$—	$4,684

See Notes to the Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams, direct marketing channels and a limited number of retail stores. Since our founding in 1987, we have served our customers by offering products and services from leading brands, such as Apple, Cisco, Dell, HP, Lenovo and Microsoft. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including commercial businesses, state, local and federal governments, educational institutions and individual consumers.

In 2012, we had four operating segments: MME, SMB, Public Sector and MacMall/OnSale. All historical financial information reported herein is on the basis of these four operating segments. We include corporate related expenses such as legal, accounting, information technology, product management, certain support services and other administrative costs that are not otherwise allocated to our reportable operating segments in Corporate & Other. As a result of the reorganization discussed in Note 7, we expect to operate our business in 2013 based on three operating segments - Commercial, Public Sector and MacMall.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2012, we generated approximately 40% of our revenue in our MME segment, 32% of our revenue in our SMB segment, 16% of our revenue in our MacMall/OnSale segment and 12% of our revenue in our Public Sector segment.

Our MME segment consists of sales made primarily to mid-market and enterprise-sized businesses, generally with more than 1,000 employees, historically under the SARCOM, NSPI and Abreon brands. The MME segment sells complex products, services and solutions, utilizing a field relationship-based selling model, an outbound phone based sales force, a field service organization and an online extranet.

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

Reclassifications

Certain reclassifications have been made to prior period information to conform to current year presentation.

Revenue Recognition

We adhere to the revised guidelines and principles of sales recognition described in ASC 605 (formerly Staff Accounting Bulletin No. 104, “Revenue Recognition,” issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition”). Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, these revenues are recognized at gross sales amounts.

We also sell certain products for which we act as an agent in accordance with ASC 605-45. Products in this category include the sale of third-party services, warranties, software assurance (“SA”) or subscriptions. SA is an “insurance” or “maintenance” product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

In 2012, we revised our previously reported revenue and cost of goods sold to correct the accounting for certain SA transactions that were previously recorded on a gross basis, to record such transactions on a net sales basis with no corresponding cost of goods sold. We have revised revenues and cost of sales in all reported prior periods to reflect this immaterial change, which had no impact on our consolidated gross profit, operating profit or earnings per share. The impact of this revision reduced net sales and cost of goods sold for 2011 and 2010 by $33.8 million and $9.6 million, respectively.

Some of our larger customers are offered the opportunity by certain of our vendors to purchase software licenses and SA under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, our vendors will transfer the license and invoice the customer directly, paying us an agency fee or commission on these sales. We record these fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, we invoice the customer directly under an EA and accounts for the individual items sold based on the nature of the item. Our vendors typically dictate how the EA will be sold to the customer.

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

Revenue from professional services is either recognized as incurred for services billed at an hourly rate or recognized using the proportional performance method for services provided at a fixed fee. Revenue for data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period the service is performed.

Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If the actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional expense may be incurred.

Cost of Goods Sold

Cost of goods sold includes product costs, outbound and inbound shipping costs and costs of delivered services, offset by certain market development funds, volume incentive rebates and other consideration from vendors.

We receive vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50 (formerly EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. For costs that are considered to be a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products, we accrue the vendor consideration as an offset to such costs in selling, general and administrative expenses. At the end of any given period, unbilled receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.”

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less and credit card receivables with settlement terms less than 5 days are considered cash equivalents. Amounts due from credit card processors classified as cash totaled $3.3 million and $3.9 million at December 31, 2012 and 2011. Checks issued but not presented for payment to the bank, net of available cash subject to a right of offset, totaling $5.1 million and $7.7 million as of December 31, 2012 and 2011 were included in “Accounts payable” in our Consolidated Balance Sheets. Our cash management programs result in utilizing available cash to pay down our line of credit.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of our accounts receivable (in thousands):

	At December 31,
	2012	2011
Trade receivables	$166,194	$183,337
Vendor receivables	35,368	23,236
Other receivables	2,197	3,054
Total gross accounts receivable	203,759	209,627
Less: Allowance for doubtful accounts receivable	(1,459)	(1,642)
Accounts receivable, net	$202,300	$207,985

For the years ended December 31, 2012 and 2011, “Vendor receivables” presented above included $15.5 million and $15.9 million, respectively, of unbilled receivables relating to vendor consideration, which is described above under “Costs of Goods Sold.”

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. No customer accounted for more than 10% of trade accounts receivable at December 31, 2012 and 2011. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We have historically incurred credit losses within management’s expectations. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. We had reserves of $1.6 million as of December 31, 2012 and 2011, reflecting lower of cost or market pricing and allowance for potential excess and obsolete inventory. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. As such, inventories include goods-in-transit to customers at December 31, 2012 and 2011.

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented 20%, 21% and 20% of our net sales in 2012, 2011 and 2010. Products manufactured by Apple represented approximately 18%, 21% and 21% of our net sales in 2012, 2011 and 2010.

Advertising Costs

We account for advertising costs in accordance with ASC 340-20 (formerly Statement of Position No. 93-7, “Reporting on Advertising Costs”). Our advertising expenditures are expensed in the period incurred. Total net advertising expenditures, which were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $7.5 million, $7.4 million and $5.4 million in the years ended December 31, 2012, 2011 and 2010, respectively.

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

We had $11.2 million and $8.6 million of unamortized internally developed software at December 31, 2012 and 2011, respectively.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. Historically, we performed our annual impairment test for goodwill and indefinite-lived intangible assets as of December 31 of each year. In 2012, we determined that it is preferable to perform our annual impairment test for goodwill and indefinite-lived intangible assets as of October 1 of each year, and performed our 2012 annual impairment test as of October 1, 2012. We believe that an October 1 testing date for our annual goodwill impairment test is preferable because it aligns and ensures the completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. Accordingly, our management considers this accounting change preferable. This change in testing date does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to any of our previously issued financial statements.

Under ASC 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Our MME operating segment consists of the following reporting units: Sarcom, Abreon, and NSPI.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2012. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2012, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In addition, fair value of our indefinite-lived trademark was determined using the relief from royalty method under the income approach to value. This method applies a market based royalty rate to projected revenues that are associated with the trademarks. Applying the royalty rate to projected revenues resulted in an indication of the pre-tax royalty savings associated with ownership of the trademarks.  Projected after-tax royalty savings were discounted to present value at the reporting unit’s weighted average cost of capital, and a tax amortization benefit (calculated based on a 15 year life for tax purposes) was added.

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2012. In performing the step one analysis of fair value, we concluded that the estimated fair values of each of the Sarcom and NSPI reporting units were approximately 11% greater than their individual carrying values. There is $12.1 million and $6.2 million of goodwill residing in our Sarcom and NSPI reporting units, respectively. Our Abreon reporting unit had an estimated fair value that was substantially higher than its carrying value. However, in applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews. For example, a change of 1.5-3% in our weighted-average cost of capital assumptions or a 10 basis point reduction in growth of our estimated EBITDA margin would have resulted in a fair value at, or slightly below, our current carrying value of our Sarcom or NSPI reporting units.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2012, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 25% as of October 1, 2012. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

For the year ended December 31, 2011, as a result of our annual impairment analysis performed for that period, we had determined that a SARCOM trademark was impaired as a result of a reassessment of its remaining useful life and recorded a non-cash impairment charge of $0.8 million as “Impairment of indefinite-lived trademark” in our Consolidated Financial Statements for the year ended December 31, 2011. We determined that no other impairment of goodwill and other indefinite-lived intangible assets existed as of December 31, 2011.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2012 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2013 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

We account for uncertainty in income taxes recognized in financial statements in accordance with ASC 740 (formerly FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,”) which we adopted on January 1, 2007. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. We have elected to classify interest and penalties related to income tax liabilities, when applicable, as part of “Interest expense, net” in our Consolidated Statements of Operations.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the years ended December 31, 2012, 2011 and 2010, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which provides companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. ASU 2012-02 prescribes an entity to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that its indefinite-lived intangible assets are impaired. The qualitative factors are similar to the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We believe the adoption of this new standard will not have any effect on our consolidated financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The provisions of this accounting guidance were effective beginning on January 1, 2012. The adoption of this new standard did not have any effect on our consolidated financial position or results of operations.

3. Stock-Based Compensation

Stock-Based Benefit Plans

PCM, Inc. 2012 Equity Incentive Plan

In April 2012, the Compensation Committee of our Board of Directors approved and adopted our 2012 Equity Incentive Plan (the “2012 Plan”). In June 2012, the Plan was approved by our stockholders at our 2012 annual stockholders meeting. Upon the adoption of the 2012 Plan, our 1994 Stock Incentive Plan (the “1994 Plan”) was terminated, canceling the shares that remained available for grant under the 1994 Plan. Outstanding awards granted under the 1994 Plan continue unaffected following the termination of the 1994 Plan.

The 2012 Plan authorizes our Board and the Compensation Committee to grant equity-based compensation awards in the form of stock options, SARs, restricted stock, RSUs, performance shares, performance units, and other awards for the purpose of providing our directors, officers and other employees incentives and rewards for performance. The 2012 Plan does not contain an evergreen provision. The 2012 Plan is administered by the Compensation Committee under delegated authority from the Board. The Board or Compensation Committee may delegate its authority under the 2012 Plan to a subcommittee. The Compensation Committee or the subcommittee may delegate to one or more of its members or to one or more of our officers, or to one or more agents or advisors, administrative duties, and the Compensation Committee may also delegate powers to one or more of our officers to designate employees to receive awards under the 2012 Plan and determine the size of any such awards (subject to certain limitations described in the 2012 Plan).

At December 31, 2012, a total of 771,765 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2012 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.

Stock-Based Compensation

For the years ended December 31, 2012, 2011 and 2010, we recognized stock-based compensation expense of $1.9 million, $2.4 million and $2.4 million, respectively, in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, and related deferred income tax benefits of $0.7 million, $0.9 million and $0.9 million, respectively.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2012, 2011 and 2010 pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. In estimating our assumption regarding the expected term for options granted during the year ended December 31, 2012, 2011 and 2010, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using historical prices of our common stock for a period equal to the expected term of the options, which we determined to be six years for grants made during each of the years ended December 31, 2012, 2011 and 2010. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2012	2011
Risk free interest rate	0.97%	1.84%
Expected volatility	75%	75%
Expected term (in years)	6	6
Expected dividend yield	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2012 and stock options outstanding and exercisable at December 31, 2012 for the above plans:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	3,481,769	$6.32
Granted	665,500	5.62
Exercised	(191,888)	3.15
Forfeited	(441,816)	6.23
Expired/cancelled	(5,079)	1.23
Outstanding at December 31, 2012	3,508,486	6.38	5.62	$2,723
Exercisable at December 31, 2012	2,474,458	6.51	4.89	2,037

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2012, which was $6.21.

	Years Ended December 31,
	2012	2011	2010
Weighted average grant-date fair value of options granted during the period	$3.68	$5.16	$3.32
Total intrinsic value of options exercised during the period (in thousands)	515	1,821	95
Total fair value of shares vested during the period (in thousands)	1,876	2,387	2,290

As of December 31, 2012, there was $3.6 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize these costs over a weighted average period of 3.57 years.

Restricted Stock

On August 21, 2009, our Compensation Committee approved and granted, under our 1994 Plan, the award of 7,500 shares of restricted stock to each of our non-employee members of the board for a total award of 22,500 shares of restricted stock. The restricted stock awards each vested quarterly in equal amounts over a one year period from the date of grant. In accordance with ASC 718 (formerly SFAS 123R), we valued the restricted stock award at fair value as of the grant date and we recognized compensation expense on a straight-line basis over the vesting period. The grant date fair value of restricted stock awards which vested during 2010 was $134,831.

4. Acquisitions

eCOST.com

In February 2011, we acquired certain assets, including approximately $1 million of inventory, of eCOST.com, a subsidiary of PFSweb, Inc., for $2.3 million. eCOST.com is an online marketplace featuring an assortment of product categories, including but not limited to computers, networking, electronics and entertainment, TVs, monitors and projectors, cameras and camcorders, memory and storage. The website also features a proprietary and patented shopping format, Bargain Countdown®, which amongst other features, offers limited time, limited quantity deals, and supports its premium online membership shopping club.

NSPI

In June 2010, we completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”), which was a provider of hosted data center and managed IT services primarily in the southeastern United States. NSPI’s managed services included hosted and remote managed monitoring of data centers, networks and IT environments, software as a service (SaaS), infrastructure as a service (IaaS), and other project-based offerings. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. We have recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders could earn additional consideration based on the performance of the NSPI business over two years following the acquisition, up to a total of approximately $5.2 million. In accordance with ASC 805, “Purchase Price Allocations,” based on a valuation of the fair value of the contingent consideration, we initially recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation was based upon management’s initial forecasts of expected profitability of NSPI during the earnout period. In 2012 and 2011, we recorded an adjustment to reduce the earnout liability by $0.1 million and $1.2 million, respectively, to reflect the decrease in estimated fair value of the earnout liability, and such adjustment is reflected as “Revaluation of earnout liability” on our Consolidated Statements of Operations for the years ended December 31, 2012 and 2011. All required consideration has been paid as of December 31, 2012.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2012	2011
Computers, software, machinery and equipment	$61,940	$56,217
Leasehold improvements	7,919	4,660
Furniture and fixtures	4,316	4,266
Building and improvements	7,258	7,119
Land	9,413	8,264
Software development and other equipment in progress	7,479	4,858
Subtotal	98,325	85,384
Less: Accumulated depreciation and amortization	(50,145)	(40,639)
Property and equipment, net	$48,180	$44,745

Depreciation and amortization expense for property and equipment, including fixed assets under capital leases, for the years ended December 31, 2012, 2011 and 2010 totaled $9.7 million, $7.8 million and $6.3 million.

In December, 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million with the intent to commence construction on a new cloud data center that we expect to open near the end of 2013 or in early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio.

In March 2011, we completed the purchase of the real property comprising approximately 82,000 square feet of office space located at 1940 East Mariposa Avenue, El Segundo, California, which became our new corporate headquarters. We moved into this building in November 2011. The total purchase price was $9.6 million. Based on the proportionate appraised values, we allocated $7.4 million of the purchase price to land and $2.2 million to building. We made certain improvements to the property and made purchases of additional furniture and equipment totaling approximately $7.6 million as of December 31, 2011, at which time the improvements were substantially completed.

In June 2011, we entered into a credit agreement to finance the purchase and improvement of the real property discussed above. The credit agreement provides a commitment for a loan up to $10.9 million of which there was $9.7 million outstanding at December 31, 2012. See Note 8 below for more information. We make monthly principal repayments and interest payments.

Throughout 2012, we entered into additional capital lease schedules with a bank totaling approximately $5.3 million related to various furniture and equipment at our El Segundo, California corporate headquarters office, our data center in Roswell, Georgia and our MME segment’s headquarter office in Lewis Center, Ohio. Each of the capital lease schedules has a five year term.

6. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amounts of goodwill during each of the years ended December 31, 2012, 2011 and 2010. Goodwill totaled $25.5 million as of December 31, 2012, 2011 and 2010, all of which related to our MME segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At December 31, 2012				At December 31, 2011
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	4	$5,808	(1)	$1,436	$4,372	$5,715	(1)	$372	$5,343
Customer relationships	7	6,349		3,713	2,636	10,600		6,431	4,169
Non-compete agreements	4	250		160	90	1,070		742	328
Total intangible assets		$12,407		$5,309	$7,098	$17,385		$7,545	$9,840

(1)  Included in the total amount for “Patent, trademarks & URLs” at December 31, 2012 and 2011 are $2.9 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was $2.8 million, $2.2 million and $1.9 million in each of the years ended December 31, 2012, 2011 and 2010.

Estimated amortization expense for intangible assets in each of the next five years and thereafter, as applicable, as of December 31, 2012 is as follows: $1.9 million in 2013, $0.5 million in 2014, $0.5 million in 2015, $0.3 million in 2016, $0.3 million in 2017 and $0.7 million thereafter.

7. Rebranding Strategy and Cost Reduction Initiatives

Over the past several years, our company has grown into approximately a $1.4 billion enterprise in part through our acquisition and internal cultivation of different brands. We have historically differentiated those brands primarily based on the identity of the customers they serve. After careful examination of the trends taking shape in the markets we serve, we have determined that going forward, our commercial customers can benefit from a more unified and streamlined brand strategy. We consolidated our commercial brands and realigned our customer segments in an effort to realize significant growth and to achieve a more efficient cost structure. We believe this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders, providing a brand that better represents the technology solutions provider we are today.

Effective December 31, 2012, we changed our corporate name from PC Mall, Inc. to PCM, Inc. and combined our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary. The combined subsidiary now operates under the unified commercial brand PCM and generally includes our SMB, MME and portions of our Corporate & Other segments. Additionally, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary changed its name to PCMG, Inc. and now operates under the brand PCM-G.

An important part of these initiatives is a focused reduction of our overhead expenses. These and other related actions resulted in severance and restructuring related expenses of approximately $2.9 million in the year ended December 31, 2012.

A summary of our total restructuring costs, which are included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations, is as follows by each of our reportable segments (in thousands) and no such costs were incurred in 2011 related to these efforts:

	MME	SMB	Public Sector	MacMall/ OnSale	Corporate & Other	Consolidated
Year Ended December 31, 2012
Employee termination costs	$475	$91	$19	$137	$953	$1,675
Trademark amortization costs	874	—	—	—	—	874
Other costs	—	—	—	—	349	349
Total	$1,349	$91	$19	$137	$1,302	$2,898

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

A summary rollforward of our restructuring costs, which are recorded as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets, is as follows (in thousands):

	Balance as of December 31, 2011	Costs Charged to Expense	Payments	Adjustments	Balance as of December 31, 2012
Employee termination costs	$—	$1,675	$(1,463)	$—	$212
Other costs	—	349	(306)	—	43

8. Line of Credit and Note Payable

We maintain an asset-based revolving credit facility that provides for, among other things, (i) a credit limit of $160 million, which may be increased in increments of $5 million up to a total credit limit of $180 million, provided that any increase of the total credit limit in excess of $160 million is subject to, among other things, an acceptance and commitment by the lenders to such excess amount and a line increase fee not to exceed 0.65% of the increased amount; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of March 31, 2015. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. There can be no assurance that the lenders, if we elected to increase the credit limit, will commit to the remaining excess $20 million of credit beyond the $160 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $160 million.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 for each twelve-month period ending on or after December 31, 2011. At December 31, 2012, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and utilization of early-pay discounts. At December 31, 2012, we had $87.6 million of net working capital advances outstanding under the line of credit. At December 31, 2012, the maximum credit line was $160 million and we had $47.8 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on December 14, 2010 with a principal balance of $2.87 million, payable in equal monthly principal installments beginning on January 1, 2011, plus interest at the prime rate with a LIBOR option. The amended term note matures in December 2017 or in the event of a default, termination or non-renewal of our credit facility, is payable in its entirety upon demand by our lender. At December 31, 2012, we had $2.05 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $410,000 annually in each of the years 2013 through 2017.

At December 31, 2012, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.21%.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At December 31, 2012, we had $9.7 million outstanding under this credit agreement, which matures as follows: $0.4 million annually in each of the years 2013 through 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

9. Income Taxes

Our income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current
Federal	$252	$(377)	$966
State	779	697	583
Foreign	104	86	—
Total — Current	1,135	406	1,549
Deferred
Federal	2,044	1,916	2,846
State	216	245	238
Foreign	305	473	243
Total — Deferred	2,565	2,634	3,327
Total income tax expense	$3,700	$3,040	$4,876

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Years Ended December 31,
	2012	2011	2010
Expected taxes at federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	8.1	3.8	3.5
Change in valuation allowance	0.2	7.8	0.6
Non-deductible business expenses	2.7	5.6	2.0
Other	(2.9)	(2.0)	(1.0)
Total	42.1%	49.2%	39.1%

The significant components of deferred tax assets and liabilities were as follows (in thousands):

	At December 31,
	2012	2011
Deferred tax assets (liabilities):
Accounts receivable	$566	$632
Inventories	140	170
Property and equipment	(8,836)	(7,591)
Amortization	(2,067)	(1,964)
Accrued expenses and reserves	5,468	3,130
Foreign employment tax subsidy	(2,940)	(1,969)
Tax credits and loss carryforwards	3,742	4,929
Other	37	(10)
Total deferred tax (liabilities) assets	(3,890)	(2,673)
Valuation allowance	(737)	(719)
Net total deferred tax (liabilities) assets	$(4,627)	$(3,392)

The valuation allowance relates entirely to state net operating loss carryforwards generated by subsidiaries in a cumulative loss position.

Current deferred tax liabilities relating primarily to foreign employment tax subsidy of $2.3 million and $2.0 million at December 31, 2012 and 2011, respectively, as provided in the table above, were included as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets.

At December 31, 2012, we had state net operating loss carryforwards of $30.9 million, which begin to expire at the end of 2013, and federal net operating loss carryforwards of $3.4 million, which begin to expire at the end of 2024. All of the federal net operating loss carryforwards and $2.4 million of the state net operating loss carryforwards relate to pre-acquisition losses from an acquired subsidiary and, accordingly, are subject to annual limitations as to their use under the provisions of IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited.

Cumulative undistributed earnings of our Canada subsidiary for which no deferred taxes have been provided approximated $4.0 million at December 31, 2012. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration. It is not practical to estimate the amount of tax that would be payable upon distribution of these earnings.

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

At December 31, 2012, we had no unrecognized tax positions.  For the years ended December 31, 2012, 2011 and 2010, we did not recognize any interest or penalties for uncertain tax positions. There were also no accrued interest and penalties at December 31, 2012 and December 31, 2011. Since we did not have any unrecognized tax benefits at December 31, 2012, we do not, accordingly, anticipate any significant increases or decreases within the next twelve months.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2008, and state income tax examinations for years following 2007. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforwards.

10. Commitments and Contingencies

Commitments

We lease office and warehouse space and equipment under various non-cancelable operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. We also have minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year). In addition, we have obligations under capital leases for computers and related equipment, telecommunications equipment and software. As of December 31, 2012, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations	$5,581	$4,624	$3,177	$2,154	$256	$7	$15,799
Capital lease obligations	2,921	2,227	1,855	1,383	290	—	8,676
Other commitments (a)	7,408	775	264	—	—	—	8,447
Standby Letters of Credit (b)	10,000	98	—	—	—	—	10,098
Total minimum payments	$25,910	$7,724	$5,296	$3,537	$546	$7	$43,020

(a)

Other commitments consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).

(b)

Standby LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. The LOC amounts in the table above represent the amount of commitment expiration per period presented. There were no claims made against any standby LOCs during the year ended December 31, 2012.

For the years ended December 31, 2012, 2011 and 2010, total rent expense, net of sublease income, totaled $5.3 million, $6.6 million and $6.6 million. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

11. Stockholders’ Equity

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the year ended December 31, 2012, we repurchased a total of 653,762 shares of our common stock under this program for a cost of $3.9 million. From the inception of the program in October 2008 through December 31, 2012, we have repurchased an aggregate total of 2,610,268 shares of our common stock for a total cost of $12.6 million. The repurchased shares are held as treasury stock. At December 31, 2012, we had $7.4 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

12. Earnings Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 1,775,000, 1,110,000 and 1,395,000 for the years ended December 31, 2012, 2011 and 2010 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Year Ended December 31, 2012:
Basic EPS
Net income	$5,094	11,989	$0.42
Effect of dilutive securities
Dilutive effect of stock options	—	171
Diluted EPS
Adjusted net income	$5,094	12,160	$0.42
Year Ended December 31, 2011:
Basic EPS
Net income	$3,132	12,225	$0.26
Effect of dilutive securities
Dilutive effect of stock options	—	251
Diluted EPS
Adjusted net income	$3,132	12,476	$0.25
Year Ended December 31, 2010:
Basic EPS
Net income	$7,573	12,220	$0.62
Effect of dilutive securities
Dilutive effect of stock options	—	248
Diluted EPS
Adjusted net income	$7,573	12,468	$0.61

13. Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. We make 25% matching contributions for amounts that do not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a 5 year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $519,000, $493,000 and $733,000 in 2012, 2011 and 2010, respectively.

Stock Options Issued to Non-employees

On each of June 25, 2012, September 15, 2011and August 18, 2010, our Compensation Committee approved and granted, under our 1994 Plan, the award of options to purchase 10,000 shares of our common stock to each of our non-employee members of our board. These options were issued at exercise prices of $5.44, $6.24 and $4.22, respectively, with a ten-year term, and vesting quarterly over a two-year term. See Note 3 for more information on our accounting for stock-based compensation.

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

14. Segment Information

Our four operating segments - MME, SMB, Public Sector and MacMall/OnSale - are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain pre-sales, value-added support services and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. For more information, see Note 1 above. Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	MME	SMB	Public Sector	MacMall/ OnSale	Corporate & Other	Consolidated
Year Ended December 31, 2012
Net sales	$568,287	$457,906	$165,828	$228,851	$(13)	$1,420,859
Gross profit	84,835	66,878	16,514	25,564	397	194,188
Depreciation and amortization expense(1)	4,566	6	106	991	6,827	12,496
Operating profit (loss)	29,809	37,484	2,554	3,014	(60,277)	12,584

Year Ended December 31, 2011
Net sales	$526,858	$491,338	$171,630	$233,544	$(1,985)	$1,421,385
Gross profit	81,483	67,205	16,908	25,144	(252)	190,488
Depreciation and amortization expense(1)	3,650	8	179	832	5,375	10,044
Operating profit (loss)	27,583	36,899	1,748	279	(57,053)	9,456

Year Ended December 31, 2010
Net sales	$490,967	$481,068	$187,329	$199,533	$(148)	$1,358,749
Gross profit	75,301	60,324	14,189	21,404	77	171,295
Depreciation and amortization expense(1)	3,103	15	210	432	4,397	8,157
Operating profit (loss)	23,190	31,359	737	5,332	(46,150)	14,468

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of December 31, 2012 and 2011, we had total consolidated assets of $378.0 million and $393.3 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S.  During the years ended December 31, 2012, 2011 and 2010, less than 1% of our total net sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our total net sales in the years ended December 31, 2012, 2011 and 2010.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2012	2011	2010
U.S.	$47,238	$43,638	$20,848
Philippines	595	668	566
Canada	347	439	437
Property and equipment, net	$48,180	$44,745	$21,851

15. Subsequent Events

On February 21, 2013, PCM Logistics, LLC, a wholly-owned subsidiary of PCM, Inc., entered into a second amendment to a lease agreement for real property located in Lewis Center, Ohio, which serves as our Midwest regional headquarters, sales office and warehouse/distribution center. This amendment was effective February 1, 2013, with an eight year term expiring on January 31, 2021 and provides two renewal option periods, a purchase option and a $0.6 million leasehold improvement allowance. Annual base rent obligations, which are payable monthly, are as follows: $0.7 million in the first year of the lease, escalated 2% each year thereafter on the previous year’s base rent.

On March 12, 2013, we became aware of a loss contingency in our MME segment arising out of a customer’s demand for a credit from either the software vendor or alternatively from us in connection with the customer’s request to return certain software maintenance contracts. The customer’s demand resulted from certain transactions in which the customer transferred software maintenance it carried from a third party vendor under a three year software maintenance contract to an alternative form of software maintenance contract with the same vendor which covered the same software maintenance. After the transfer of the software maintenance to the new form of contract, the vendor has initially refused to authorize our return for invoiced and paid portions of  the first software maintenance contract purchased by the customer. We have invoiced and collected payment from the customer and the customer has also been invoiced by and made duplicate payments to the vendor for the same  software maintenance. The customer’s demand to us is for reimbursement from us, in the event the vendor does not make reimbursement, of approximately $1 million of duplicate payments made for the same software maintenance. We currently expect we will reimburse the customer for such amounts in the event the vendor fails to do so and as a result incur a loss related to any such unreimbursed amounts.  We are continuing to discuss the matter with the vendor in an effort to seek reimbursement. Despite these efforts, we currently expect based on our discussions with the vendor that we will not be reimbursed $0.5 million. As a result, we have recorded a one-time non-recurring charge of $0.5 million for the fourth quarter of 2012 as “Other charge” on our Consolidated Statements of Operations, with an offsetting credit to accounts receivable. In addition to our continuing efforts to seek reimbursement from the vendor, we are also assessing potential applicable insurance which may be available in the event we incur a loss as a result of failing to obtain reimbursement from the vendor for the customer. There can be no assurance that we will receive any reimbursement from the vendor or that the loss will be covered by our insurance policies.

16. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (in thousands, except per share data):

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales (1)	$334,696	$351,675	$352,526	$381,962
Gross profit	46,772	48,506	48,392	50,518
Net income (loss)	(470)	1,431	1,813	2,320
Basic and diluted earnings (loss) per common share:
Basic	$(0.04)	$0.12	$0.15	$0.19
Diluted	(0.04)	0.12	0.15	0.19

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales (2)	$329,579	$353,715	$358,256	$379,835
Gross profit	43,469	46,386	50,201	50,432
Net income (loss)	727	1,036	1,762	(393)
Basic and diluted earnings (loss) per common share:
Basic	$0.06	$0.08	$0.14	$(0.03)
Diluted	0.06	0.08	0.14	(0.03)

(1) Each of the quarters of 2012, except the 4th Quarter, were affected by a revenue revision which is discussed in detail in Note 2 above.  The revision reduced revenues as follows: $7.7 million in Q1 2012, $10.9 million in Q2 2012 and $12.1 million in Q3 2012. The revision had no impact on gross profit.

(2) Each of the quarters of 2011 were affected by a revenue revision, which is discussed in detail in Note 2 above. The revision reduced revenues as follows: $6.4 million in Q1 2011, $8.2 million in Q2 2011, $9.3 million in Q3 2011 and $10.0 million in Q4 2011. The revision had no impact on gross profit.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officers, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management believes that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01 — Entry into a Material Definitive Agreement.”

On February 21, 2013, PCM Logistics, LLC, a wholly-owned subsidiary of PCM, Inc., entered into a second amendment to a lease agreement for real property located in Lewis Center, Ohio, which serves as our Midwest regional headquarters, sales office and warehouse/distribution center. This amendment was effective February 1, 2013, with an eight year term expiring on January 31, 2021 and provides two renewal option periods, a purchase option and a $0.6 million leasehold improvement allowance. Annual base rent obligations, which are payable monthly, are as follows: $0.7 million in the first year of the lease, escalated 2% each year thereafter on the previous year’s base rent.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers as of March 18, 2013 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	46	Chairman of the Board, Chief Executive Officer and President
Brandon H. LaVerne	41	Chief Financial Officer, Treasurer and Chief Accounting Officer
Robert I. Newton	47	Executive Vice President, General Counsel and Secretary
Oren J. Hartman	42	Executive Vice President, Corporate Sales
Joseph B. Hayek	40	President, PCM Sales, Inc.
Simon M. Abuyounes	59	President, PCM Logistics, LLC

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

Oren J. Hartman joined us in December 2012 and currently serves as Executive Vice President of Corporate Sales. Mr. Hartman was most recently working as a consultant in the IT space, and spent almost 16 years at CDW Corporation from April 1994 to February 2010. There he held various leadership positions including serving as CDW’s Vice President of National Sales and Services, where he had responsibility for growing CDW’s solutions sales through its sales forces in the United States and Canada. Mr. Hartman graduated from the University of Wisconsin in Madison with a degree in Economics.

Joseph B. Hayek was appointed as President of PCM Sales effective July 2012. Mr. Hayek previously served as Executive Vice President, Corporate Development and Investor Relations when he joined the company in March 2008 until June 2012. From August of 2000 to March 2008, Mr. Hayek worked in corporate finance at Raymond James & Associates, an investment banking firm, where he most recently served as a Senior Vice President and headed the firm’s Supply Chain Technologies Practice. Before joining Raymond James, Mr. Hayek was an investment banker in the technology group at Wachovia Securities. Mr. Hayek also worked for the Eastman Kodak Company. Mr. Hayek holds an MBA from Duke University’s Fuqua School of Business and a B.S. in Business from Miami University in Oxford, Ohio.

Simon M. Abuyounes was appointed as President of PCM Logistics in June 2005. Prior to his appointment, Mr. Abuyounes has served as Senior Vice President of Operations since July 1998 and Vice President of Internet Engineering from May 1996 until July 1998. Mr. Abuyounes served as Director of Distribution from June of 1995 until May 1996. Prior to joining the company, Mr. Abuyounes has held various Engineering/managerial positions with over 10 years of experience in Engineering and management responsibilities. He is a graduate of Ohio State University with a M.S. degree in Engineering.

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

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors -Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

Page Number
(1)	Financial Statements	See Part II, Item 8, beginning on page 51

(2)	Financial Statement Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011 and 2010	See Part IV, Item 15, beginning on page 80

(3)	Exhibits	See Part IV, Item 15, beginning on page 81

PCM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2012	$1,642	$833		$(1,016	)(a)	$1,459
December 31, 2011	1,802	2,213		(2,373	)(a)	1,642
December 31, 2010	2,740	1,358		(2,296	)(a)	1,802

Reserve for inventory for the years ended:
December 31, 2012	$1,583	$990		$(980	)(b)	$1,593
December 31, 2011	1,313	812		(542	)(b)	1,583
December 31, 2010	1,571	94		(352	)(b)	1,313

Sales returns reserve for the years ended:
December 31, 2012	$1,966	$21,549		$(21,653	)(c)	$1,862
December 31, 2011	1,569	19,711		(19,314	)(c)	1,966
December 31, 2010	1,690	19,334		(19,455	)(c)	1,569

Valuation allowance for deferred tax assets for the years ended:
December 31, 2012	$719	$131	(d)	$(113	)(d)	$737
December 31, 2011	237	497	(d)	(15	)(d)	719
December 31, 2010	165	176	(d)	(104	)(d)	237

(a)	Relates primarily to accounts written-off.
(b)	Relates primarily to excess and/or obsolete inventory written-off.
(c)	Relates to sales returns received and applied to sales returns reserve.
(d)	Relates primarily to changes in valuation allowances applied to various state net operating loss carryforwards.

EXHIBIT LIST

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws

3.3

Certificate of Ownership and Merger merging PCM, Inc. with and into PC Mall, Inc. effective December 31, 2012 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of PCM, Inc. (File No. 0-25790) filed with the Commission on January 2, 2013)

3.4

Certificate of Secretary certifying amendment of Bylaws effective December 31, 2012 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 2, 2013)

10.1*

Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2*

Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*

Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2005 (File No. 0-25790) filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K”))

10.4*

Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5*

Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

10.6*

Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2004 (File No. 0-25790) filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.7*

Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Current Report on form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the commission on March 25, 2005)

10.8*

Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2007 (File No. 0-25790) filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.9*

Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2004 (File No. 0-25790) filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.10*

Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.11*

Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2002 (File No. 0-25790) filed with the Commission on March 31, 2003)

10.12*	Form of Director Restricted Stock Bonus Award Agreement under 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.13

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.14

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.15

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.16

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.17

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.18+

Second Amended and Restated Loan and Security Agreement, dated as of December 14, 2010, by and among PC Mall, Inc., wholly-owned subsidiaries of PC Mall, Inc., Wells Fargo Capital Finance, LLC (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2010 (File No. 0-25790) filed with the Commission on March 25, 2011 (the “December 31, 2010 Form 10-K”)

10.19

Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions by and between PC Mall, Inc. and Citibank N.A., dated as of January 7, 2011 (incorporated herein by reference to Exhibit 10.30 to the December 31, 2010 Form 10-K)

10.20

First Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 7, 2011 (incorporated herein by reference to Exhibit 10.31 to the December 31, 2010 Form 10-K)

10.21

Second Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 22, 2011 (incorporated herein by reference to Exhibit 10.32 to the December 31, 2010 Form 10-K)

10.22

Lease Agreement, Executed By and Between SARCOM Properties, Inc. and AF Services, LLC, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 26, 2010)

10.23*	Summary of Executive Bonus Plan, adopted March 14, 2012

10.24*	Summary of Executive Salary and Bonus Arrangements

10.25*

Summary of Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) for the year ended December 31, 2009 filed with the Commission on March 16, 2010)

10.26*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008)

10.27*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 16, 2009)

10.28

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2009)

10.29

First Amendment to Second Amended and Restated Loan and Security Agreement and Consent, dated as of June 28, 2011, by and among PC Mall, Inc. and all of its domestic subsidiaries, certain lenders and Well Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on July 1, 2011)

10.30+

Second Amendment to Second Amended and Restated Loan and Security Agreement and Consent, dated as of November 30, 2011, by and among PC Mall, Inc. and all of its domestic subsidiaries, certain lenders and Well Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 15, 2012)

10.31

Agreement of Purchase and Sale and Joint Escrow Instructions dated February 10, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 16, 2012)

10.32

Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended March 31, 2012 (File No. 0-25790) filed with the Commission on May 10, 2012)

10.33*

PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders (File No. 0-25790) filed with the Commission on April 30, 2012)

10.34*

Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2012 (File No. 0-25790) filed with the Commission on August 9, 2012)

10.35

Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between M2 Marketplace, Inc. and Nautilus Group, Inc., dated June 26, 2012 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2012 (File No. 0-25790) filed with the Commission on August 9, 2012)

10.36*

Retirement, Severance and Release Agreement and a related Forbearance Agreement by and between PC Mall, Inc. and Kristin Rogers, dated September 11, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2012)

10.37

Third Amendment to Lease Agreement by and between G&I VII Southpoint I and II LLC and AF Services, LLC, effective October 3, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 4, 2012)

10.38*

Employment Agreement by and between Oren J. Hartman and PC Mall, Inc., effective November 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on December 3, 2012)

10.39	Second Amendment to Lease Agreement By and Between Sarcom Properties, Inc. and PCM Logistics, LLC (fka AF Services, LLC) effective February 1, 2013

18	Preferability Letter by PricewaterhouseCoopers LLP

21.1	Subsidiaries of the Registrant as of December 31, 2012

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of P M, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, or compensatory plan or arrangement.
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

PCM, INC.
(Registrant)

Date: March 18, 2013	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman and Chief Executive Officer
Frank F. Khulusi	(Principal Executive Officer)	March 18, 2013

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 18, 2013
Brandon H. LaVerne

/s/ THOMAS A. MALOOF	Director	March 18, 2013
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 18, 2013
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 18, 2013
Paul C. Heeschen

***

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2003 (File No. 0-25790) filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws

3.3

Certificate of Ownership and Merger merging PCM, Inc. with and into PC Mall, Inc. effective December 31, 2012 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of PCM, Inc. (File No. 0-25790) filed with the Commission on January 2, 2013)

3.4

Certificate of Secretary certifying amendment of Bylaws effective December 31, 2012 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 2, 2013)

10.1*

Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PC Mall, Inc. (File No. 0-25790) for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2*

Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Registration Statement on Form S-1 of PC Mall, Inc. (File No. 33-89572), declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*

Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2005 (File No. 0-25790) filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K”))

10.4*

Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5*

Employment Agreement, dated January 20, 2000, between PC Mall, Inc. and Kristin M. Rogers (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K of PC Mall, Inc., for the year ended December 31, 2001 (File No. 0-25790) filed with the Commission on April 1, 2002)

10.6*

Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2004 (File No. 0-25790) filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.7*

Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Current Report on form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the commission on March 25, 2005)

10.8*

Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2007 (File No. 0-25790) filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.9*

Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended September 30, 2004 (File No. 0-25790) filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.10*

Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.11*

Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2002 (File No. 0-25790) filed with the Commission on March 31, 2003)

10.12*	Form of Director Restricted Stock Bonus Award Agreement under 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.13

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2004 (File No. 0-25790) filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.14

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2006)

10.15

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.16

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.17

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on January 15, 2008)

10.18+

Second Amended and Restated Loan and Security Agreement, dated as of December 14, 2010, by and among PC Mall, Inc., wholly-owned subsidiaries of PC Mall, Inc., Wells Fargo Capital Finance, LLC (Western) and certain other financial institutions (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of PC Mall, Inc. for the year ended December 31, 2010 (File No. 0-25790) filed with the Commission on March 25, 2011 (the “December 31, 2010 Form 10-K”)

10.19

Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions by and between PC Mall, Inc. and Citibank N.A., dated as of January 7, 2011 (incorporated herein by reference to Exhibit 10.30 to the December 31, 2010 Form 10-K)

10.20

First Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 7, 2011 (incorporated herein by reference to Exhibit 10.31 to the December 31, 2010 Form 10-K)

10.21

Second Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 22, 2011 (incorporated herein by reference to Exhibit 10.32 to the December 31, 2010 Form 10-K)

10.22

Lease Agreement, Executed By and Between SARCOM Properties, Inc. and AF Services, LLC, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 26, 2010)

10.23*	Summary of Executive Bonus Plan, adopted March 14, 2012

10.24*	Summary of Executive Salary and Bonus Arrangements

10.25*

Summary of Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) for the year ended December 31, 2009 filed with the Commission on March 16, 2010)

10.26*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 19, 2008)

10.27*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 16, 2009)

10.28

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 6, 2009)

10.29

First Amendment to Second Amended and Restated Loan and Security Agreement and Consent, dated as of June 28, 2011, by and among PC Mall, Inc. and all of its domestic subsidiaries, certain lenders and Well Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on July 1, 2011)

10.30+

Second Amendment to Second Amended and Restated Loan and Security Agreement and Consent, dated as of November 30, 2011, by and among PC Mall, Inc. and all of its domestic subsidiaries, certain lenders and Well Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on March 15, 2012)

10.31

Agreement of Purchase and Sale and Joint Escrow Instructions dated February 10, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on February 16, 2012)

10.32

Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended March 31, 2012 (File No. 0-25790) filed with the Commission on May 10, 2012)

10.33*

PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders (File No. 0-25790) filed with the Commission on April 30, 2012)

10.34*

Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2012 (File No. 0-25790) filed with the Commission on August 9, 2012)

10.35

Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between M2 Marketplace, Inc. and Nautilus Group, Inc., dated June 26, 2012 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of PC Mall, Inc. for the quarter ended June 30, 2012 (File No. 0-25790) filed with the Commission on August 9, 2012)

10.36*

Retirement, Severance and Release Agreement and a related Forbearance Agreement by and between PC Mall, Inc. and Kristin Rogers, dated September 11, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on September 12, 2012)

10.37

Third Amendment to Lease Agreement by and between G&I VII Southpoint I and II LLC and AF Services, LLC, effective October 3, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on October 4, 2012)

10.38*

Employment Agreement by and between Oren J. Hartman and PC Mall, Inc., effective November 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PC Mall, Inc. (File No. 0-25790) filed with the Commission on December 3, 2012)

10.39	Second Amendment to Lease Agreement By and Between Sarcom Properties, Inc. and PCM Logistics, LLC (fka AF Services, LLC) effective February 1, 2013

18	Preferability Letter by PricewaterhouseCoopers LLP

21.1	Subsidiaries of the Registrant as of December 31, 2012

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of P M, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, or compensatory plan or arrangement.
+

Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***