Form 10-K/A
period 2012-12-31
PCM, INC.
filed 2013-04-30
CIK 937941

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

As of April 24, 2013, the registrant had 11,461,752 shares of common stock outstanding.

EXPLANATORY NOTE

PCM, Inc. (“PCM,” “we” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PCM, INC.

PCM, INC.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Our Board of Directors currently consists of four directors. At the annual meeting, four directors are to be elected to hold office until our next annual meeting of stockholders or until his successor is elected and qualified.

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

Set forth below are the name, age and the positions and offices held for each of our directors as of April 24, 2013, his principal occupation, business experience and public company board service during the past five years, and the experience, qualifications, attributes or skills that qualify such person to serve as a director of our company. All of the persons listed below are now serving as members of our Board of Directors and have consented to serve as directors, if elected. The Board of Directors proposes for election the nominees listed below.

Name	Age	Position	Director Since
Frank F. Khulusi	46	Chairman of the Board and Chief Executive Officer	1987
Thomas A. Maloof(2)(3)	61	Director	1998
Ronald B. Reck(1)(2)(3)	64	Director	1999
Paul C. Heeschen(1)(2)(3)	56	Director	2006

(1)                Member of our Compensation Committee.

(2)                Member of our Audit Committee.

(3)                Member of our Nominating and Corporate Governance Committee.

Frank F. Khulusi is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987, served as President until July 1999, and resumed the office of President in March 2001 until March 2012. Mr. Khulusi attended the University of Southern California. Mr. Khulusi’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries, over 20 years of experience in leadership and growth of our company, extensive operations and financial experience, and experience with public company corporate governance.

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

Executive Officers

Our executive officers as of April 24, 2013 and their respective ages and positions were as follows:

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics, including any amendments to, or waivers from such code, is posted in the “Investor Relations” section of our website at www.pcm.com. We will provide a copy of our Code of Business Conduct and Ethics to any person, without charge, upon receipt of a written request directed to our Secretary at our principal executive offices.

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with.

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

Our executive compensation programs have been designed and adopted by the Compensation Committee in an effort to implement the above principles. The key elements of our executive compensation program include base salary, quarterly bonuses, stock incentive awards, health and welfare benefits, and other perquisites. The discussion below describes each of the key elements of our executive compensation for the fiscal year ended December 31, 2012.

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

Our annual process of determining overall compensation for named executive officers (other than our Chief Executive Officer) begins with recommendations made by our Chief Executive Officer to our Compensation Committee. In making his recommendation, our Chief Executive Officer considers a number of factors, including the functional role of the position, the level of the individual’s responsibility, the individual’s long-term commitment to our company, the demand and scarcity of individuals with similar skills, knowledge and industry expertise, the seniority of the individual and our Chief Executive Officer’s understandings and beliefs of retention and motivational requirements for each such executive. After considering the input and recommendations of our Chief Executive Officer and any input of an independent compensation consultant that may from time to time be engaged by the Committee, our Compensation Committee makes the final determination of compensation for our named executive officers.

In addition, our Compensation Committee annually reviews and approves our corporate goals and objectives relative to our Chief Executive Officer’s compensation, evaluates his compensation in light of such goals and objectives, as well as the input of any independent compensation consultant, and sets the Chief Executive Officer’s compensation based on this evaluation. While our Chief Executive Officer submits recommendations to the Compensation Committee regarding his own proposed compensation levels, the Committee retains the sole authority to determine the compensation of our Chief Executive Officer based on its evaluation of the factors described below under “Total Compensation for Executive Officers.”

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

In April 2010, the Compensation Committee engaged Towers Watson, a nationally recognized compensation consulting firm, to advise the Committee on our executive compensation programs and to conduct an independent competitive assessment of our director and executive officer compensation in an effort to ensure that such compensation levels and practices satisfy our compensation philosophies and principles and are established in part based upon consideration of objective market compensation data. . The object of Towers Watson’s 2010 engagement was to ensure that our compensation levels and practices were designed to support long-term growth and success, reflect best practices and address the needs of our company, employees and stockholders, and to update prior assessments using more recent market data. In connection with its engagement by the Committee, Towers Watson was instructed to perform the following assignments:

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

Towers Watson presented its recommendations with respect to our Chief Executive Officer directly to the Compensation Committee, without the participation of the Chief Executive Officer. The other recommendations of Towers Watson were provided to the Compensation Committee and our Chief Executive Officer with input from our human resources personnel, who worked directly with Towers Watson on the assignment. The reports were discussed by the Committee at regularly scheduled meetings of the Committee during the second and third quarters of 2010. These reports, together with input to the Committee from our Chief Executive Officer regarding incentive and retention of our other executive officers were considered by the Committee in establishing each of the components of executive compensation for fiscal year 2010 and again for 2011 and 2012. In April 2013, the Compensation Committee again engaged Towers Watson to advise the Committee on our executive compensation programs consistent with prior engagements. Towers Watson is currently in the process of completing this assignment and is expected to deliver its assessment to the Compensation Committee in May 2013.

Total Compensation of Executive Officers

Our executive compensation programs consist primarily of (i) base salary, (ii) short-term incentive compensation in the form of quarterly or annual cash bonuses and (iii) long-term incentive compensation in the form of stock options. We also provide our executive officers with other benefits, including certain perquisites and severance and change of control agreements discussed in more detail below. Each of these components of executive compensation has been provided to satisfy our compensation philosophy and principles after review of market executive compensation data provided by an independent compensation consultant engaged by the Compensation Committee and, for executives other than the Chief Executive Officer, based in part on qualitative input and recommendations made to the Compensation Committee by our Chief Executive Officer. For the 2012 fiscal year, each of our executive officers received cash compensation in the form of an annual base salary and cash bonuses, and each also received long-term incentive compensation in the form of stock option grants. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation other than its determination that the total compensation and each component of compensation provided to each executive officer in 2012 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data.

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

Please refer to the tables under the section entitled “Executive Compensation” below for a detailed presentation of the specific compensation earned by each of our named executive officers in the 2012 fiscal year.

In assessing the competitiveness of our executive compensation, our Compensation Committee reviewed, together with other market compensation data, reports from Towers Watson, which developed comparable market compensation data using 2009/2010 proprietary market databases and surveys, and public proxy data reported for the year ended December 31, 2008, for direct competitors as well as selected retail and technology industry peers. The peer group included the following direct competitors and other peers in the retail and technology industries:

Direct Peers:  GSI Commerce, Inc., GTSI Corp., Insight Enterprises, Inc., PC Connection, Inc. and Systemax, Inc.

Other Peers:  Agilysys, Inc., drugstore.com, NETGEAR, Inc., Netflix, Inc., NutriSystems, Inc., Orbitz Worldwide, Inc, Plantronics, Inc., Polycom, Inc, Richardson Electronics, Ltd., ScanSource, Inc., TESSCO Technologies, Inc. and 1-800-FLOWERS.com, Inc.

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

The Compensation Committee used the above described reports provided by Towers Watson, together with other market compensation data, which included updated compensation data from proxy statements filed by the peer companies in 2011, and compensation data from a licensed third party compensation database for companies in the retail/wholesale industry located in the Los Angeles Metro geography with annual revenues of $1 billion to $3 billion. This data was used by the Compensation Committee to confirm that the total compensation and each component of compensation provided to our named executive officers was within the range of total compensation and each component of compensation paid to similarly situated officers in the peer group. While the Compensation Committee utilized this peer group and other data (including the base salary survey data discussed below under “Base Salaries”) as a general guideline, it did not specifically benchmark total compensation or any compensation component against the companies included in the survey data.

In setting the total compensation levels and each component of our executive compensation program for 2012, the Compensation Committee reviewed and considered the comparative peer group data as described above, as well as the qualitative input from the Chief Executive Officer regarding retention and incentive requirements (for executive officers other than the Chief Executive Officer). The Committee determined that the total compensation and each component of compensation to be provided to each executive officer in 2012 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data. However, the Compensation Committee did not establish any specific peer group comparative percentile targets or relative percentages of total compensation that any component of compensation should represent for any of our executives.

Base Salaries

The base salaries we provide to our executive officers are intended as compensation for each executive officer’s ongoing contributions to the performance of the operational area(s) for which he or she is responsible. In keeping with our compensation philosophy to attract and retain high quality individuals, executive officer base salaries have been set at levels which the Compensation Committee believes are competitive with base salaries paid to executive officers of the peer companies described above and with the Los Angeles market for executives of publicly traded companies having approximately similar revenues and number of employees to those of PCM. The Committee used market survey data for general background purposes to determine whether our executive compensation levels were substantially higher or lower than those of companies within the geographic market in which we compete for qualified executives. However, as described above, the Compensation Committee does not specifically benchmark base salaries of our executive officers against those of the companies included in the market data reviewed by the Committee. For executive officers other than our Chief Executive Officer, base salaries also were established in part after consideration of qualitative input from our Chief Executive Officer about retention and incentive considerations after his discussions with individual executive officers.

The base salaries of our executive officers are reviewed annually and adjusted from time to time from the original amounts provided in employment agreements to recognize individual performance, promotions, competitive compensation levels, retention and incentive considerations and other qualitative factors. In addition to adjustments made for competitive, retention and incentive reasons, the Committee has periodically adjusted executive officer base salaries based on its assessment of each executive’s performance and history with us and our overall budgetary considerations for salary increases. Based in part on the reports provided to the Committee by the independent compensation consulting firm and other data reviewed by the Committee, the base salaries for our named executive officers were increased effective March 27, 2011 as described in our Compensation Discussion and Analysis for the 2011 fiscal year.  No further changes were made to the base salary rates of any of our executive officers for fiscal year 2012 who were named executive officers in fiscal year 2011. Each of Oren Hartman, Executive Vice President Corporate Sales, and Simon Abuyounes, President of our PCM Logistics subsidiary, first became named executive officers in 2012 and each had an annual base salary rate of $317,500 for 2012.

Short-Term Incentive Compensation

In March 2012, our Compensation Committee adopted our 2012 executive bonus plan to replace our 2011 bonus plan.  Each of the below described named executive officers generally was eligible to participate in our 2012 executive bonus plan, except that our General Counsel was eligible for bonus payments in accordance with his employment agreement and therefore did not participate in our 2012 executive bonus plan and Oren Hartman, our Executive Vice President of Corporate Sales, joined the Company in December 2012 and received a guaranteed bonus of $10,000 for the fourth quarter of 2012 in accordance with his employment agreement. Mr. Hartman is expected to participate in an executive bonus plan and will receive a guaranteed minimum bonus of $60,000 for 2013. The 2012 executive bonus plan was designed to award annual cash bonuses to eligible officers only in the event we achieved annual financial goals for fiscal year 2012. The plan was intended to reward and motivate our executives and to align the interests of management with our stated objectives to focus on our profitability and increase shareholder value.

The following named executive officers participated in the 2012 executive bonus plan, with applicable 2012 annual incentive targets under the plan indicated as a percentage of their respective base salary as follows: Mr. Khulusi, Chairman of the Board, Chief Executive Officer and President, 50% of base salary; Brandon H. LaVerne, Chief Financial Officer, 40% of base salary; and Simon Abuyounes, President of our PCM Logistics subsidiary, 26.8% of base salary under the quantitative provision of the plan described below, and an additional 13.2% of base salary under qualitative measures which were determined by our Chief Executive Officer. The qualitative and quantitative provisions of the plan applicable to Mr. Abuyounes provided for a total annual incentive target equal to 40% of his base salary.

The 2012 executive quantitative bonus plan provided that it could have been funded at the above described amounts if the Company achieved 100% of a target of EBITDA for the 2012 calendar year. EBITDA was defined under the plan as earnings before interest, taxes, depreciation and amortization, subject to adjustment for non-recurring special charges, if any, to be excluded from the calculation of EBITDA in the discretion of the Compensation Committee, including but not limited to non-cash adjustments such as goodwill and intangible asset adjustments, material unforeseen litigation and restructuring and related costs. Such adjustments were intended to allow the Committee to exclude expenses that it may determine do not allow for a fair comparison of performance in the applicable period or expenses that it may have determined were not in the control of the eligible executives. Under the 2012 plan, the Compensation Committee retained discretion to award less than the full amount of the bonuses permitted under the quantitative calculation of the plan, as well as discretion to make the above described adjustments to EBITDA. Historically, under prior plans with similar provisions, excluded items have included litigation settlement charges and goodwill impairment charges. In determining bonus amounts payable for the 2012 fiscal year the following items were excluded: restructuring and related costs and a software loss contingency in the amounts set forth below:

Reported 2012 Operating Profit	$12,584
Add: Depreciation and amortization expense	12,496
Software loss contingency	500
Restructuring and related costs	2,024
2012 EBITDA under the plan, as adjusted	$27,604

The plan also had a minimum EBITDA for any quantitative incentive bonuses to be paid under the plan and contained incentive bonus decelerators based on performance below the performance target. If the company’s performance was below the performance target, but was at least 90% of the performance target, the incentive bonuses could have been reduced by a percentage of the incentive bonus target equal to two times the percentage points by which EBITDA fell below the performance target. For example, if the company achieved 90% of the performance target, incentive bonuses under the plan could have been funded at 80% of the target incentive bonus amounts described above.

Additional decelerators applied if the company’s performance was between 80% and 90% of the performance target.  In such event, in addition to the first decelerator described above for performance between 90% and 100% of the performance target, the incentive bonus amounts could have been further decreased by an additional eight times the percentage points by which EBITDA fell below 90% of the performance target. For example, if the company achieved 85% of the performance target, incentive bonuses under the plan could have been funded at 40% of the incentive bonus amounts described above. If the company achieved less than 80% of the performance target, the plan would not have been funded, and no incentive bonuses would have been paid under the plan.

The plan also contained accelerators under which the incentive bonus amounts could have exceed the above described target incentive bonus amounts. If the company’s performance was between 100% and 110% of the performance target, the incentive bonuses could have been increased at a rate of two times the percentage points by which EBITDA exceeded 100% of the performance target.  For example, if the company achieved 110% of the performance target, the incentive bonuses could have been paid at 120% of the above described incentive bonus target amounts under the plan.

Additional accelerators were also available if the company’s performance was between 111% and 120% of the performance target. In such event, in addition to the first accelerator described above for performance between 100% and 110% of the performance target, the incentive bonus amounts could have been further increased by an additional four times the percentage points by which the performance target exceeded 110%. For example, if the company achieved 120% of the performance target, the plan could have been funded and incentive bonuses paid at 160% of the above described incentive bonus target amounts.

Further accelerators were available if the company’s performance was between 121% and 127% of the performance target.  In such event, in addition to the two accelerators described above for performance between 100% and 120% of the performance target, the incentive bonus amounts could have been further increased by an additional six times the percentage points by which the performance target exceeded 120%. For example, if the company achieved 125% of the performance target, the plan could have been funded and incentive bonuses paid at 190% of the above described incentive bonus target amounts, with a maximum funding of 202% of the incentive bonus targets. If the company achieved 127% or more of the performance target, the plan could have been funded and incentive bonuses paid at 202% of the above described incentive bonus target amounts.

Under the 2012 executive bonus plan, the Company achieved 86% of the 2012 annual EBITDA target, as adjusted, resulting in payouts to each of the participating executives equal to 48% of each of their eligible quantitative incentive bonus target under the plan. Additionally, based on the recommendation of our Chief Executive Officer, the Compensation Committee awarded Mr. Abuyounes 100% of the qualitative provisions of the plan applicable to Mr. Abuyounes.

The following table shows the 100% payout targets for each component of the 2012 executive bonus plan for each of our named executive officers participating in the executive bonus plan for such periods, together with the actual bonus amounts awarded for such periods under the plan:

Plan Participant	2012 EBITDA, as adjusted	Target EBITDA	Quantitative Bonus at 100% Achievement	Awarded Quantitative Bonus at 86% Achievement	Qualitative Bonus Payments		Total Incentive Plan Bonus Payments
Frank F. Khulusi	$27,604,000	$32,000,000	$416,500	$199,920	$—		$199,920
Brandon H. LaVerne	27,604,000	32,000,000	127,000	60,960	—		60,960
Simon Abuyounes	27,604,000	32,000,000	85,090	40,843	41,910	(1)	82,753

(1)         Mr. Abuyounes received 100% of his qualitative incentive target bonus amount.

The Committee allocated available amounts under the plan to eligible executive officers based on maximum annual fixed percentages for each officer. The Compensation Committee had the authority under the plan to amend the percentage participation and additional cash bonus amounts from time to time in its sole discretion. In addition, the Compensation Committee had the discretion to reduce the amounts that would have otherwise been payable to any participant for any period (including a complete elimination of all amounts identified under the tables above for the period). Any such reductions could have been based on quantitative or qualitative factors determined in the discretion of the Compensation Committee. Reductions in the maximum amounts paid to individual named executive officers have generally been made based on qualitative recommendations from our Chief Executive Officer (for executives other than the Chief Executive Officer). No such qualitative adjustments were made under the 2012 annual bonus plan.

In establishing the 2012 executive bonus plan, the Compensation Committee considered data and analysis contained in the reports provided to the Committee by the independent compensation consulting firm, and our internal human resources department, together with qualitative input and recommendations of our Chief Executive Officer and historic participation of the executive officers in the executive bonus plans. Based on this data and analysis, the Committee determined that the amounts payable to the named executive officers in accordance with the executive bonus plan for 2012 would allow for a total cash compensation for each such officer within the peer group range for total cash compensation.

The bonus of $127,500 earned by our General Counsel, Mr. Newton, for 2012 was provided in accordance with his employment agreement, as such amount has been adjusted from time to time by the Compensation Committee in its discretion. The total amount of bonus provided to Mr. Newton was based in part upon the Committee’s review of the total cash compensation data relative to the peer group provided in the reports to the Compensation Committee from the independent compensation consulting firm and from our internal human resources department and in part upon the recommendation of our Chief Executive Officer after a qualitative evaluation of Mr. Newton’s contributions to our company, his experience and the performance of our company. In addition to Mr. Newton’s bonus which was paid based on qualitative assessments described above, the Compensation Committee approved a discretionary bonus outside of the 2012 executive bonus plan described above for Mr. LaVerne of $22,000 based on the recommendation of Mr. Khulusi after consideration of multiple contributions to the Company made by Mr. LaVerne.

Long-Term Incentive Compensation

Our long-term incentive compensation has historically consisted only of stock option grants, which have been awarded under our equity incentive plans and administered by the Compensation Committee. We have made periodic grants of stock options to executives for the purpose of aligning their long-term motivations with the interests of our stockholders and in consideration of the fact that we offer no other significant long-term, deferred or retirement compensation to our executive officers.

The Compensation Committee is not tied to any particular process or formula to determine the size of the long-term incentive awards granted to our named executive officers. Consequently, the Committee uses its discretion to grant equity awards and may consider the various factors discussed below. In fiscal 2012, to determine the size of the equity awards for our named executive officers, the Committee first reviewed our Chief Executive Officer’s recommendations for options to be granted during fiscal 2012 to our executive officers other than the Chief Executive Officer. In each case, the Committee then made determinations of the specific amounts and terms of options to be granted to each executive officer, including our Chief Executive Officer, based on its subjective consideration of the recommendations of the Chief Executive Officer, historical grant information, the Committee’s views of comparative compensation data provided to the Committee by Towers Watson in its August 2010 report, retention and motivational factors, corporate performance, individual performance, the executive’s level of responsibility, the potential impact that the executive could have on our operations and financial condition and the market price of our common stock.

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

In determining what long-term incentive programs to offer our executive officers, the Compensation Committee considers the impact of ASC 718 (formerly SFAS 123R “Share-Based Payment”) which requires us to expense the compensation costs related to stock option awards ratably over their vesting periods.

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

The final compensation reports of Towers Watson provided to the Compensation Committee in August of 2010 included long-term, non-cash incentive compensation market competitive data and analysis which was reviewed and considered by the Committee in determining the 2012 stock option grants to executives. This data and analysis contemplated the annualized expected value of option grants ultimately provided to our executive officers in 2012 relative to long-term, non-cash incentive compensation provided to peer group executives. The value of each grant also was analyzed for its effect on total compensation, representing the long-term, non-cash component of our executive compensation. The Committee determined that the level of each grant in 2012 to each of our executive officers was within the range of annual long-term, non-cash incentive compensation relative to the considered peer groups for each executive officer and further determined that the level of each grant in 2012 to each executive officer when considered together with the total cash compensation for 2012 placed the level of 2012 total compensation for each executive officer within the market range.

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

Employment Agreements and Severance and Change-in-Control Arrangements

In January 1995, prior to our initial public offering, we entered into an employment agreement with Frank F. Khulusi, our Chairman, President and Chief Executive Officer. Mr. Khulusi’s employment agreement, which was amended in December 2005 and in December 2008, provides for one-year extensions unless it is terminated by us or Mr. Khulusi. Mr. Khulusi’s annual salary pursuant to his employment agreement has been increased periodically and is currently $833,000. Mr. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

Each of Mssrs. LaVerne and Abuyounes is an “at will” employee and is currently entitled to an annual base salary of $317,500. Each is eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, and may receive discretionary bonuses from time to time in the discretion of our Compensation Committee with the input of our Chief Executive Officer. We have entered into severance agreements with each of Mssrs. LaVerne and Abuyounes, pursuant to which each is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause within a twelve month period following a change-in-control of our company. The severance payments would be made in equal installments over six months and are contingent upon their execution of a satisfactory severance and release agreement. Each of Mssrs. LaVerne and Abuyounes is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In June 2004, we entered into an employment agreement with Robert I. Newton, our Executive Vice President, General Counsel and Secretary. Mr. Newton’s employment agreement was amended in February 2005. Pursuant to the terms of our agreement with Mr. Newton, he is an “at will” employee and is currently entitled to an annual base salary of $317,500. Mr. Newton is currently eligible to receive an annual bonus of up to $127,000, paid in quarterly installments, as well as additional discretionary bonuses as determined from time to time by the Compensation Committee, and is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and are contingent upon his execution of a satisfactory severance and release agreement. Mr. Newton is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In November 2012, we entered into an employment agreement with Oren J. Hartman, our Executive Vice President of Corporate Sales. Pursuant to the terms of our agreement with Mr. Hartman, he is an “at will” employee and is currently entitled to an annual base salary of $317,500. Mr. Hartman was granted a guaranteed bonus of $10,000 for fiscal year 2012, is eligible to participate in our executive bonus plans in the discretion of our Compensation Committee, and may receive discretionary bonuses from time to time in the discretion of our Compensation Committee with the input of our Chief Executive Officer. Mr. Hartman will initially be eligible to receive a targeted bonus of $120,000 for fiscal year 2013, which may be increased or decreased in the event that the Company exceeds or fails to meet its annual financial and performance goals or otherwise in the discretion of the Company. Mr. Hartman’s employment agreement also provides for a $60,000 minimum bonus for 2013, provided his employment continues through the date the company pays executive bonuses for the 2013 fiscal year. In connection with his hiring, Mr. Hartman received a grant of options to purchase 150,000 of our common stock. In the event his employment is terminated without cause, Mr. Hartman is entitled to severance pay equal to six months of his annual base salary plus six months of COBRA payments in the event he makes an applicable COBRA election. The severance payments would be made in equal installments over six months, unless otherwise decided by the Company, and are contingent upon his execution of a satisfactory severance and release agreement. Mr. Hartman is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In addition to the above discussed agreements, under the terms of our option agreements with our executive officers, upon the occurrence of a change of control of our company, subject to certain limitations, all of the unvested stock options for Messrs. Khulusi, LaVerne and Newton will become fully vested and exercisable.  The stock options held by Mr. Hartman provide that, in the event of a change of control, (i) all of the unvested options will become fully vested and exercisable if such options do not remain outstanding following the change of control, or (ii) if the options remain outstanding following the change of control, a portion of the unvested options will vest upon the change of control with the remaining unvested options becoming fully vested and exercisable in the event his employment is terminated by the successor entity without cause or by the executive for “good reason” within 12 months following the change of control.  The stock options held by Mr. Abuyounes provide that, in the event of a change of control, a portion of the unvested options then outstanding will become fully vested and exercisable if the option is not assumed or replaced (by an option or comparable cash incentive) by the successor entity as part of such transaction or, if assumed or replaced, his employment is terminated by the successor entity without cause or by Mr. Abuyounes for “good reason” within twelve (12) months of the change of control.

The employment agreements and severance and change-in-control benefits provided to our executives under these agreements were approved by our Compensation Committee following our negotiations with our executive officers and were determined to be reasonable and necessary in order to hire and retain these individuals. Mr. Khulusi’s agreement was originally executed in 1995 and at that time we established certain change-in-control and severance protections for Mr. Khulusi. We believe that it is important to provide continued professional stability to those executive-level employees who helped build our company and whose leadership is important to our continued success. Further, we believe that the interests of our stockholders will be best served if the interests of our most senior management are aligned with them. Providing change in control benefits, including the severance and option acceleration benefits, is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of our stockholders. The severance and change-in-control benefits offered to our executive officers did not affect the Compensation Committee’s determination of the total compensation, or any component of compensation, we provided to our executive officers in 2012.

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

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1.0 million paid to the Chief Executive Officer or any of the other four most highly compensated executive officers. However, certain compensation meeting a tax law definition of “performance-based” is generally exempt from this deduction limit. We do not currently have a policy regarding qualification of cash compensation, such as salary and bonuses, for deductibility under Section 162(m). We have included provisions in our equity incentive plans designed to enable grants of options and stock appreciation rights to executives affected by Section 162(m) to qualify as “performance-based” compensation. In fiscal year 2012, none of our executives were paid compensation subject to Section 162(m) at a level that exceeds the $1.0 million limit. The Compensation Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our stockholders.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for fiscal years 2012, 2011 and 2010 awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers whose total compensation exceeded $100,000. The individuals listed in the following table are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)(4)	Total ($)

Frank F. Khulusi	2012	$833,000	$—	$318,630	$199,920	$4,250	$1,355,800
Chairman of the Board of Directors, President and CEO	2011	827,212	—	583,770	133,280	4,125	1,548,387
	2010	807,919	—	352,891	419,815	3,962	1,584,587

Brandon H. LaVerne	2012	317,500	22,000	72,416	60,960	3,582	476,458
Chief Financial Officer	2011	308,711	—	132,675	40,640	4,125	486,151
	2010	279,414	30,000	80,203	116,152	2,929	508,698

Robert I. Newton	2012	317,500	127,000	72,416	—	2,186	519,102
Executive Vice President, General Counsel and Secretary	2011	314,480	103,376	132,675	—	2,240	552,771
	2010	304,414	120,500	80,203	—	2,094	507,211

Oren J. Hartman(1)	2012	25,644	10,000	578,685	—	—	614,329
Executive Vice President-Corporate Sales

Simon M. Abuyounes(2)	2012	317,500	41,910	72,416	40,843	2,465	475,134
President-PCM Logistics, LLC

(1)                                 Mr. Hartman joined our company effective November 27, 2012.

(2)                                 Mr. Abuyounes was designated by our board of directors as an executive officer of our company effective June 25, 2012.

(3)                                 Represents the aggregate grant date fair value of options, valued in accordance with FASB ASC 718 (formerly SFAS 123R), awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2012.

(4)                                 Includes company matched 401(k) contributions on behalf of the executive.

Grants of Plan-Based Awards (2012)

The following table sets forth information regarding equity awards granted to our named executive officers during the 2012 fiscal year.

Name	Grant Date		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards (3)
Frank F. Khulusi	08/10/2012	(1)	88,000	$5.55	$318,630
Brandon H. LaVerne	08/10/2012	(1)	20,000	5.55	72,416
Robert I. Newton	08/10/2012	(1)	20,000	5.55	72,416
Oren J. Hartman	12/3/2012	(2)	150,000	5.88	578,685
Simon M. Abuyounes	08/10/2012	(1)	20,000	5.55	72,416

(1)	These options vest quarterly in equal installments over five years, with full vesting on August 10, 2017, and have a term of seven years.
(2)	This option vests quarterly in equal installments over six years, with full vesting on December 3, 2018, and has a term of seven years.
(3)

The grant date fair values of the stock options granted were computed in accordance with ASC 718 (formerly SFAS No. 123R). For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End (2012)

The following table sets forth information regarding unexercised options for each of our named executive officers outstanding as of December 31, 2012.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Frank F. Khulusi	10/28/2004	100,000	—		$6.23	10/28/2014
	12/14/2007	90,000	—		10.50	12/14/2017
	07/31/2008	90,000	—		8.92	07/31/2018
	11/07/2008	65,000	—		4.01	11/07/2018
	08/21/2009	89,375	20,625	(1)	7.99	08/21/2019
	02/26/2010	60,500	49,500	(2)	4.66	02/26/2020
	06/10/2011	33,000	77,000	(2)	8.00	06/10/2021
	08/10/2012	4,400	83,600	(2)	5.55	08/10/2019

Brandon H. LaVerne	11/21/2003	7,000	—		5.02	11/21/2013
	05/24/2004	20,000	—		6.36	05/24/2014
	06/29/2005	7,000	—		4.49	06/29/2015
	08/31/2007	15,000	—		12.27	08/31/2017
	07/31/2008	35,000	—		8.92	07/31/2018
	11/07/2008	30,000	—		4.01	11/07/2018
	08/21/2009	20,313	4,687	(1)	7.99	08/21/2019
	02/26/2010	13,750	11,250	(2)	4.66	02/26/2020
	06/10/2011	7,500	17,500	(2)	8.00	06/10/2021
	08/10/2012	1,000	19,000	(2)	5.55	08/10/2019

Robert I. Newton	06/08/2004	50,000	—		6.92	06/08/2014
	06/28/2005	50,000	—		4.41	06/28/2015
	08/31/2007	20,000	—		12.27	08/31/2017
	07/31/2008	20,000	—		8.92	07/31/2018
	11/07/2008	30,000	—		4.01	11/07/2018
	08/21/2009	20,313	4,687	(1)	7.99	08/21/2019
	02/26/2010	13,750	11,250	(2)	4.66	02/26/2020
	06/10/2011	7,500	17,500	(2)	8.00	06/10/2021
	08/10/2012	1,000	19,000	(2)	5.55	08/10/2019

Oren J. Hartman	12/03/2012	—	150,000	(3)	5.88	12/03/2019

Simon M. Abuyounes	11/21/2003	20,000	—		5.02	11/21/2013
	03/23/2005	30,000	—		4.70	03/23/2015
	06/24/2005	50,000	—		4.40	06/24/2015
	08/31/2007	20,000	—		12.27	08/31/2017
	07/31/2008	20,000	—		8.92	07/31/2018
	11/07/2008	30,000	—		4.01	11/07/2018
	08/21/2009	20,313	4,687	(1)	7.99	08/21/2019
	02/26/2010	13,750	11,250	(2)	4.66	02/26/2020
	06/10/2011	7,500	17,500	(2)	8.00	06/10/2021
	08/10/2012	1,000	19,000	(2)	5.55	08/10/2019

(1)	These options vest quarterly in equal installments over four years.
(2)	These options vest quarterly in equal installments over five years.
(3)	These options vest quarterly in equal installments over six years.

Option Exercises and Stock Vested (2012)

None of our named executive officers exercised stock option awards during the fiscal year ended December 31, 2012.

Potential Payments Upon Termination or Change in Control (2012)

Provisions of our employment and change of control arrangements with the named executive officers and our equity incentive plan or individual award agreements thereunder provide for certain payments to our named executive officers at, following or in connection with a termination of their employment or a change of control of PCM. See “Employment Agreements and Severance and Change-in-Control Arrangements” in our Compensation Discussion and Analysis section above for a discussion of the specific circumstances that would trigger payments under the employment agreements with our named executive officers.

The agreements pursuant to which we granted stock options to Mr. Khulusi, Mr. LaVerne and Mr. Newton provide for full acceleration of vesting of their unvested options in the event of a change of control of our company. The stock options held by Mr. Hartman provide that, in the event of a change of control, (i) all of the unvested options will become fully vested and exercisable if such options do not remain outstanding following the change of control, or (ii) if the options remain outstanding following the change of control, a portion of the unvested options will vest upon the change of control with the remaining unvested options becoming fully vested and exercisable in the event his employment is terminated by the successor entity without cause or by the executive for “good reason” within 12 months following the change of control. The stock options held by Mr. Abuyounes provide that, in the event of a change of control, a portion of the unvested options then outstanding will become fully vested and exercisable if:

•         the option is not assumed or replaced (by an option or comparable cash incentive) by the successor entity as part of such transaction; or

•         the option is assumed or replaced, but such officer’s employment is terminated by the successor entity without cause or by the executive for “good reason” within twelve (12) months of the change of control.

Under our stock incentive plans, a change of control is deemed to occur upon:

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

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from PCM. The information set forth in the table assumes, as necessary:

•         The termination and/or the qualified change in control event occurred on December 31, 2012 (the last business day of our last completed fiscal year);

•         The price per share of our common stock on the date of termination is $6.21 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2012); and

•         With respect to unvested stock options, the options are not assumed or replaced as described above and do not remain outstanding following the change of control.

Name	Voluntary Termination		Death or Permanent Disability		Change of Control		Involuntary Termination
Frank F. Khulusi
Employment Agreement	$1,932,560	(1)(2)	See	(7)	$1,932,560	(2)(3)	$1,932,560	(2)(4)
Acceleration of Unvested Options	—		—		131,901	(8)	—
Total:	$1,932,560		—		$2,064,461		$1,932,560

Brandon H. LaVerne
Employment Agreement	—		—		—		$158,750	(4)(5)
Acceleration of Unvested Options	—		—		$29,978	(8)	—
Total:	—		—		$29,978		$158,750

Robert I. Newton
Employment Agreement	—		—		—		$158,750	(4)(5)
Acceleration of Unvested Options	—		—		$29,978	(8)	—
Total:	—		—		$29,978		$158,750

Oren J. Hartman
Employment Agreement	—		—		—		$169,847	(4)(5)(6)
Acceleration of Unvested Options	—		—		$49,500	(8)	—
Total:	—		—		$49,500		$169,847

Simon M. Abuyounes
Employment Agreement	—		—		—		$158,750	(4)(5)
Acceleration of Unvested Options	—		—		$12,342	(8)	—
Total:	—		—		$12,342		$158,750

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

(5)	Severance payments are to be made in equal installments over a period of six months following the date of termination.
(6)	Includes 6 months of COBRA payments in the event elected by executive.
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

(8)

Represents the value of outstanding stock options as of December 31, 2012 that would vest upon consummation of a change in control. Assumes that the vested options are immediately exercised and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. The option agreements of Mr. Khulusi, Mr. LaVerne and Mr. Newton provide for the full acceleration of vesting upon a change of control. The stock options held by Mr. Hartman provide that, in the event of a change of control, (i) all of the unvested options will become fully vested and exercisable if such options do not remain outstanding following the change of control, or (ii) if the options remain outstanding following the change of control, a portion of the unvested options will vest upon the change of control with the remaining unvested options becoming fully vested and exercisable in the event his employment is terminated by the successor entity without cause or by the executive for “good reason” within 12 months following the change of control.  The stock options held by Mr. Abuyounes provide for partial acceleration of vesting upon a change of control if certain additional conditions occur, as described above. The amounts indicated in the table for Messrs. Hartman and Abuyounes assume that the additional conditions occurred at or following a change of control.

Director Compensation (2012)

The following table provides information regarding the compensation earned for services performed for us as a director by each member of our board of directors, other than directors who are also named executive officers, during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
Thomas A. Maloof	$54,500	$35,534	$90,034
Ronald B. Reck	51,750	35,534	87,284
Paul C. Heeschen	44,500	35,534	80,034

(1)

Represents the aggregate grant date fair value of stock and option awards, valued in accordance with FASB ASC 718 (formerly SFAS 123R), awarded to each of the directors during the 2012 fiscal year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2012.

(2)

In 2012, each of our non-employee directors was awarded options to purchase 10,000 shares of our common stock. Each of our non-employee directors had the following aggregate number of option awards outstanding as of December 31, 2012: Mr. Maloof —86,000, Mr. Reck — 40,000 and Mr. Heeschen — 50,000; and vested as of December 31, 2012: Mr. Maloof —74,750, Mr. Reck — 28,750 and Mr. Heeschen — 38,750.

During 2012, we paid each director who is not employed by us or any of our affiliates a quarterly retainer of $7,000, plus $2,500 for each regular board meeting attended in person or telephonically, $1,000 for each special board meeting attended in person or telephonically, and $1,000 for each committee meeting attended in person or telephonically. We also paid the chairperson of the Audit Committee of our Board of Directors an additional quarterly retainer of $3,125 for serving in such capacity. We also paid the chairperson of the Compensation Committee of our Board of Directors an additional quarterly retainer of $1,250 for serving in such capacity. Directors who are employed by us or any of our affiliates are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings. We have entered into indemnification agreements with each of our directors, a form of which has been filed as an exhibit to our periodic reports filed with the Securities and Exchange Commission.

Our directors are also eligible to participate in our equity incentive plans, which are administered by our Compensation Committee under authority delegated by our board of directors. The terms and conditions of option and stock bonus grants to our non-employee directors under our equity incentive plans are and will be determined in the discretion of our Compensation Committee, consistent with the terms of the applicable plan.

On June 25, 2012, our Compensation Committee approved and granted, under our 2012 Equity Incentive Plan, options to purchase 10,000 shares of our common stock to each of our non-employee members of the board for a total award of 30,000 stock option awards. The stock option awards each vest quarterly in equal amounts over a two year period from the date of grant. We valued the stock option award at fair value in accordance with ASC 718 as of the grant date. See footnotes 1 and 2 in the table above for more information.

Compensation Committee Interlocks and Insider Participation

Mr. Reck and Mr. Heeschen served as members of our Compensation Committee during the fiscal year ended December 31, 2012. There are no Compensation Committee interlocks between us and other entities involving our executive officers and Board members who serve as executive officers of such companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2012 and our Proxy Statement for the 2013 Annual Meeting of Stockholders.

The Compensation Committee

Ronald B. Reck (Chair)

Paul C. Heeschen

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 24, 2013 by: (i) each of the executive officers listed in the Summary Compensation Table in this proxy statement (sometimes referred to herein as the “named executive officers”); (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage of ownership is based on an aggregate of 11,461,752 shares of our common stock outstanding on April 24, 2013. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PCM, Inc., 1940 E. Mariposa Avenue, El Segundo, CA 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Jonathan L. Kimerling(1)	1,000,100		8.7%
Dimensional Fund Advisors LP(2)	854,208		7.5
Paradigm Capital Management, Inc.(3)	637,512		5.6
Amre A. Youness(4)	622,000		5.4
Perritt Capital Management, Inc.(5)	589,780		5.1

Directors and Named Executive Officers:
Frank F. Khulusi	2,663,080	(6)	22.1
Brandon H. LaVerne	166,888	(7)	1.4
Robert I. Newton	222,688	(8)	1.9
Simon M. Abuyounes	240,752	(9)	2.1
Oren J. Hartman	12,500	(10)	*
Thomas A. Maloof	93,000	(11)	*
Ronald B. Reck	68,466	(12)	*
Paul C. Heeschen	86,664	(13)	*
All current directors and executive officers as a group (9 persons)	3,711,726	(14)	28.6%

*	Less than 1%
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

(2)

Based on information contained in Schedule 13G/A filed on February 11, 2013 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP has sole voting power with respect to 833,407 shares of our common stock and sole dispositive power with respect to 854,208 shares of our common stock. According to the Schedule 13G/A, Dimensional Fund Advisors LP furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, collectively known as the “Funds.” In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP nor its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(3)

Based on information contained in Schedule 13G/A filed on February 12, 2013 by Paradigm Capital Management, Inc. Paradigm Capital Management, Inc. has sole voting and sole dispositive power with respect to 637,512 shares of our common stock. According to the Schedule 13G/A, Paradigm Capital Management, Inc. is the investment adviser to various advisory clients. The address for Paradigm Capital Management, Inc. is Nine Elk Street, Albany, New York 12207.

(4)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.

(5)

Based on information contained in Schedule 13G/A filed on February 11, 2013 by Perritt Capital Management, Inc. Perritt Capital Management, Inc. has sole voting and sole dispositive power with respect to 24,780 shares of our common stock and shared voting power with respect to 565,000 shares of our common stock. According to the Schedule 13G/A, Perritt Capital Management, Inc. is the investment adviser to Perritt MicroCap Opportunities Fund, Inc. and its sole series, Perritt MicroCap Opportunities Fund, and to Perritt Funds, Inc. and its sole series, Perritt Ultra MicoCap Fund. The address for Perritt Capital Management, Inc. is 300 South Wacker Drive, Suite 2880, Chicago, Illinois 60606.

(6)

Consists of 1,686,255 shares held by the Khulusi Family Revocable Trust dated November 3, 1993, 400,000 shares held by Frank F. Khulusi, and 576,825 shares underlying options which are presently vested or will vest within 60 days of April 24, 2013.

(7)	Includes 166,688 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2013.
(8)	Consists of 222,688 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2013.
(9)	Includes 222,688 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2013.
(10)	Consists of 12,500 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2013.
(11)	Includes 78,500 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2013.
(12)	Includes 32,500 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2013.
(13)	Includes 42,500 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2013.
(14)	This figure includes an aggregate of 1,512,577 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2013.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options and warrants under all of our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,508,486	$6.38	771,765	(1)

(1)   Represents shares available for issuance under our 2012 Equity Incentive Plan as of December 31, 2012.

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

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed as a Senior Vice President of PCM Logistics, LLC, a wholly-owned subsidiary of PCM, in fiscal years 2011 and 2012. In fiscal years 2011 and 2012, Sam U. Khulusi earned compensation in the amount of $220,000 each year and he did not earn any bonus during 2011 and 2012. Sam U. Khulusi was granted options to purchase 4,000 shares of our common stock on June 10, 2011 at an exercise price of $8.00, vesting quarterly over a five year period from the grant date. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed as the President of PCM Logistics, LLC in fiscal years 2011 and 2012. Compensation paid to Mr. Abuyounes in fiscal year 2012 and our agreements with respect to his severance arrangements with our company are described under the section “Executive Compensation.” In fiscal year 2011, Mr. Abuyounes earned the following compensation: salary of $315,266, bonus of $40,640 and company matched 401(k) contribution of $2,361.  In fiscal year 2011, Mr. Abuyounes was granted options to purchase 25,000 shares of our common stock on June 10, 2011 at an exercise price of $8.00. The options vest quarterly over a five year period from the grant date. Mr. Abuyounes is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

Each member of our Board of Directors serving on our Audit, Compensation and Nominating and Corporate Governance committees is “independent” within the meaning of the applicable Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for professional services it rendered to us for the audit of our annual financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those years, was $1,139,550 in 2012 and $1,103,000 in 2011. The audit fees for 2012 and 2011 include services rendered and billed relating to the audit of our internal control over financial reporting and the related attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

There were no fees in fiscal 2012 or 2011 relating to assurance or related services regarding the performance of PricewaterhouseCoopers LLP’s audit or review of our financial statements, other than those reported above under the caption “Audit Fees.”

Tax Fees

The aggregate fees PricewaterhouseCoopers LLP billed us in fiscal years 2012 and 2011 for professional services rendered for tax compliance, tax advice or tax planning was $91,198 and $129,487, respectively.

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

3.2††	Amended and Restated Bylaws

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

10.23*††	Summary of Executive Bonus Plan, adopted March 14, 2012

10.24*††	Summary of Executive Salary and Bonus Arrangements

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

10.39††	Second Amendment to Lease Agreement By and Between Sarcom Properties, Inc. and PCM Logistics, LLC (fka AF Services, LLC) effective February 1, 2013

10.40*	Severance Agreement between AF Services, LLC and Simon M. Abuyounes

18††	Preferability Letter by PricewaterhouseCoopers LLP

21.1††	Subsidiaries of the Registrant as of December 31, 2012

23.1††	Consent of PricewaterhouseCoopers LLP

31.1††	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2††	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

32.1††	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, or compensatory plan or arrangement.
††	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-25790) filed with the Commission on March 18, 2013.
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

PCM, INC.
(Registrant)

Date: April 30, 2013	By:	/s/ FRANK F. KHULUSI
Frank F. Khulusi
Chairman of the Board, President and
Chief Executive Officer

PC MALL, INC.

EXHIBIT INDEX

Exhibit
Number	Description
10.40*	Severance Agreement between AF Services, LLC and Simon M. Abuyounes

31.3	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

*          Management contract, or compensatory plan or arrangement.