Form 10-Q
period 2013-03-31
PCM, INC.
filed 2013-05-10
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, the registrant had 11,461,752 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,923	$6,535
Accounts receivable, net of allowances of $1,379 and $1,459	187,151	190,079
Inventories	70,251	68,942
Prepaid expenses and other current assets	11,316	14,028
Deferred income taxes	2,901	3,004
Total current assets	277,542	282,588
Property and equipment, net	48,121	48,180
Deferred income taxes	419	380
Goodwill	25,510	25,510
Intangible assets, net	6,574	7,098
Other assets	7,344	1,979
Total assets	$365,510	$365,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,506	$102,972
Accrued expenses and other current liabilities	27,105	30,371
Deferred revenue	3,892	5,411
Line of credit	75,555	87,630
Notes payable — current	1,022	812
Total current liabilities	225,080	227,196
Notes payable and other long-term liabilities	18,097	16,750
Deferred income taxes	5,677	5,678
Total liabilities	248,854	249,624
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,715,238 and 14,560,801 shares issued; and 11,461,752 and 11,525,459 shares outstanding, respectively	15	14
Additional paid-in capital	113,051	111,952
Treasury stock, at cost: 3,253,486 and 3,035,342 shares, respectively	(15,246)	(13,688)
Accumulated other comprehensive income	2,278	2,511
Retained earnings	16,558	15,322
Total stockholders’ equity	116,656	116,111
Total liabilities and stockholders’ equity	$365,510	$365,735

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net sales	$337,169	$334,697
Cost of goods sold	290,215	287,925
Gross profit	46,954	46,772
Selling, general and administrative expenses	44,076	46,643
Operating profit	2,878	129
Interest expense, net	772	931
Income (loss) before income taxes	2,106	(802)
Income tax expense (benefit)	870	(332)
Net income (loss)	$1,236	$(470)

Basic and Diluted Earnings (Loss) Per Common Share
Basic	$0.11	$(0.04)
Diluted	0.11	(0.04)

Weighted average number of common shares outstanding:
Basic	11,479	12,001
Diluted	11,698	12,001

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$1,236	$(470)

Other comprehensive income (loss):
Foreign currency translation adjustments	(233)	188
Total other comprehensive income (loss)	(233)	188
Comprehensive income (loss)	$1,003	$(282)

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$1,236	$(470)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,965	3,150
Provision for deferred income taxes	830	32
Excess tax benefit related to stock option exercises	(27)	(39)
Non-cash stock-based compensation	366	571
Change in operating assets and liabilities:
Accounts receivable	2,143	15,031
Inventories	(1,309)	19,327
Prepaid expenses and other current assets	2,533	(1,531)
Other assets	(4,748)	30
Accounts payable	13,152	(7,100)
Accrued expenses and other current liabilities	(3,516)	(5,307)
Deferred revenue	(1,519)	(578)
Total adjustments	10,870	23,586
Net cash provided by operating activities	12,106	23,116
Cash Flows From Investing Activities
Purchases of property and equipment	(2,200)	(2,456)
Net cash used in investing activities	(2,200)	(2,456)
Cash Flows From Financing Activities
Net payments borrowings under line of credit	(12,075)	(27,621)
Payments for deferred financing costs	(480)	—
Capital lease proceeds	62	4,377
Borrowings under notes payable	2,393	2,859
Payments under notes payable	(203)	(259)
Change in book overdraft	1,198	(567)
Payments of obligations under capital lease	(680)	(438)
Proceeds from stock issued under stock option plans	734	80
Excess tax benefit related to stock option exercises	27	39
Common shares repurchased and held in treasury	(1,558)	—
Net cash used in financing activities	(10,582)	(21,530)
Effect of foreign currency on cash flow	64	(1)
Net change in cash and cash equivalents	(612)	(871)
Cash and cash equivalents at beginning of the period	6,535	9,484
Cash and cash equivalents at end of the period	$5,923	$8,613
Supplemental Cash Flow Information
Interest paid	$855	$809
Income taxes paid	296	406
Supplemental Non-Cash Investing and Financing Activities
Purchase of property and equipment	$184	$409
Deferred financing costs	253	—

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Description of Company

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

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2012 fiscal year and through the date of this report.

In 2012, we had four operating segments: MME, SMB, Public Sector and MacMall/OnSale. As a result of our recently effected rebranding and reorganization, in January 2013, we began operating under three operating segments - Commercial, Public Sector and MacMall. Our segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended March 31, 2013, we generated approximately 75% of our revenue in our Commercial segment, 16% of our revenue in our MacMall segment and 9% of our revenue in our Public Sector segment.

Our Commercial segment sells complex products, services and solutions to commercial businesses in the United States, using multiple sales channels, including a field relationship-based selling model, an outbound phone based sales force, a field services organization and an online extranet.

Our Public Sector segment consists of sales made primarily to federal, state and local governments, as well as educational institutions. The Public Sector segment utilizes an outbound phone and field relationship-based selling model, as well as contract and bid business development teams and an online extranet.

Our MacMall segment consists of sales made under our MacMall brand name via telephone, the Internet and four retail stores to consumers, small businesses and creative professionals, and sales made under our OnSale and eCost brand names via the Internet and inbound phone-based sales forces.

Reclassifications

We have revised the December 31, 2012 balance sheet to reduce accounts receivable and deferred revenue by $12.2 million to correct for an immaterial error resulting from the timing of the recognition of the related amounts. We had previously recognized deferred revenue when the related amounts had been billed rather than when the cash had been received in advance of product delivery. Also, we have revised the cash flow statement for the three months ended March 31, 2012 to reflect the reclassification related to the accounts receivable and deferred revenues as discussed above.

2. Summary of New Accounting Standards

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)” (ASU 2013-02), that expanded disclosures for items reclassified out of accumulated other comprehensive income. The standard requires presentation of information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted ASU 2013-02 during the quarter ended March 31, 2013, which did not have any effect on our consolidated financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which provides companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. ASU 2012-02 prescribes an entity to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that its indefinite-lived intangible assets are impaired. The qualitative factors are similar to the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this new standard on January 1, 2013, which did not have any effect on our consolidated financial position or results of operations.

3. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the three months ended March 31, 2013. Goodwill totaled $25.5 million as of March 31, 2013 and December 31, 2012, all of which related to our Commercial segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At March 31, 2013				At December 31, 2012
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patent, trademarks & URLs	4	$5,808	(1)	$1,713	$4,095	$5,808	(1)	$1,436	$4,372
Customer relationships	7	6,349		3,944	2,405	6,349		3,713	2,636
Non-compete agreements	4	250		176	74	250		160	90
Total intangible assets		$12,407		$5,833	$6,574	$12,407		$5,309	$7,098

(1)     Included in the gross amounts for “Patent, trademarks & URLs” at March 31, 2013 and December 31, 2012 are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.5 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $1.4 million in the remainder of 2013; $0.5 million in 2014, $0.5 million in 2015, $0.3 million in 2016, $0.3 million in 2017 and $0.7 million thereafter.

4. Line of Credit and Notes Payable

On March 22, 2013, we entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with certain lenders named therein. The Amended Loan Agreement provides us an asset-based revolving credit facility that provides for, among other things, (i) a credit limit of $190 million, which may be increased by $10 million to a total of $200 million upon the fulfillment of certain conditions; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of September 30, 2017. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. There can be no assurance that the lenders, if we proposed to increase the credit limit, will commit to the remaining excess $10 million of credit beyond the $190 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $190 million.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2013, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2013, we had $75.6 million of net working capital advances outstanding under the line of credit. At March 31, 2013, the maximum credit line was $190 million and we had $41.2 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on March 22, 2013 with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the Amended Loan Agreement upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At March 31, 2013, we had $4.34 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $465,000 in the remainder of 2013, $620,000 annually in each of the years 2014 through 2017, and $1.4 million thereafter.

At March 31, 2013, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.41%.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At March 31, 2013, we had $9.6 million outstanding under this credit agreement, which matures as follows: $0.3 million in the remainder of 2013, $0.4 million annually in each of the years 2014 through 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

5. Income Taxes

Accounting for Uncertainty in Income Taxes

At March 31, 2013, we had no uncertain tax positions. For the three months ended March 31, 2013 and 2012, we did not recognize any interest or penalties for uncertain tax positions and there was no accrued interest and penalties at March 31, 2013 and December 31, 2012. We do not anticipate any significant changes to our uncertain tax positions within the next twelve months.

Tax years subsequent to December 31, 2008 remaining open to federal examination, and tax years subsequent to December 31, 2007 remain open to state examination. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforwards.

6. Stockholders’ Equity

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

During the three months ended March 31, 2013, we repurchased a total of 218,144 shares of our common stock under this program for a cost of $1.6 million. From the inception of the program in October 2008 through March 31, 2013, we have repurchased an aggregate total of 2,828,412 shares of our common stock for a total cost of $14.2 million. The repurchased shares are held as treasury stock. At March 31, 2013, we had $5.8 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended March 31, 2013 and 2012, approximately 1,189,000 and 1,789,000 shares of common stock underlying stock options have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended March 31, 2013:
Basic EPS
Net income	$1,236	11,479	$0.11
Effect of dilutive securities
Dilutive effect of stock options	—	219
Diluted EPS
Adjusted net income	$1,236	11,698	$0.11

Three Months Ended March 31, 2012:
Basic EPS
Net loss	$(470)	12,001	$(0.04)
Effect of dilutive securities
Dilutive effect of stock options	—	—
Diluted EPS
Adjusted net loss	$(470)	12,001	$(0.04)

8. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended March 31, 2013
Net sales	$251,368	$31,026	$54,840	$(65)	$337,169
Gross profit	37,896	2,895	6,011	152	46,954
Depreciation and amortization expense(1)	1,045	15	214	1,691	2,965
Operating profit (loss)	14,767	124	426	(12,439)	2,878

Three Months Ended March 31, 2012
Net sales	$248,707	$30,762	$55,229	$(1)	$334,697
Gross profit	36,630	3,776	6,274	92	46,772
Depreciation and amortization expense(1)	1,185	34	251	1,680	3,150
Operating profit (loss)	13,570	36	320	(13,797)	129

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of March 31, 2013 and December 31, 2012, we had total consolidated assets of $365.5 million and $365.7 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

9. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.3 million in each of the three month periods ended March 31, 2013 and 2012. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

In 2012, we had four operating segments: MME, SMB, Public Sector and MacMall/OnSale. As a result of the reorganization discussed below, in January 2013, we began operating under three operating segments - Commercial, Public Sector and MacMall. Our segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended March 31, 2013, we generated approximately 75% of our revenue in our Commercial segment, 16% of our revenue in our MacMall segment and 9% of our revenue in our Public Sector segment.

Our Commercial segment sells complex products, services and solutions to commercial businesses in the United States, using multiple sales channels, including a field relationship-based selling model, an outbound phone based sales force, a field services organization and an online extranet.

Our Public Sector segment consists of sales made primarily to federal, state and local governments, as well as educational institutions. The Public Sector segment utilizes an outbound phone and field relationship-based selling model, as well as contract and bid business development teams and an online extranet.

Our MacMall segment consists of sales made under our MacMall brand name via telephone, the Internet and four retail stores to consumers, small businesses and creative professionals, and sales made under our OnSale and eCost brand names via the Internet and inbound phone-based sales forces.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented approximately 21% and 22% of our net sales in the three months ended March 31, 2013 and 2012, and products manufactured by Apple represented approximately 18% and 17% of our net sales in the three months ended March 31, 2013 and 2012, respectively.

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

STRATEGIC DEVELOPMENTS

Rebranding/Reorganization

Over the past several years, our company has grown in part through the acquisition and internal cultivation of many different brands. We have historically differentiated our brands primarily based on the identity of the customers. After carefully examining the markets we serve and the trends taking shape in the marketplace, we believe our commercial customers will benefit from a more unified and streamlined brand strategy. Accordingly, we changed our legal corporate name from PC Mall, Inc. to PCM, Inc. effective December 31, 2012 and our NASDAQ ticker symbol from MALL to PCMI effective January 2, 2013. In addition, we combined our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary effective December 31, 2012. The combined subsidiary now operates under the unified commercial brand PCM and will generally include our former SMB, MME and portions of our Corporate & Other segments. Further, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary changed its name to PCMG, Inc. and now operates under the PCM-G brand. We expect this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders providing a brand that better represents the value-added solutions provider we are today.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features.  We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we initiated the implementation and upgrade of our eCommerce systems and have completed and recently launched a new generation of our public websites at pcm.com, macmall.com, ecost.com, onsale.com and our extranet. We are currently engaged in an assessment of the status of the ERP project in an effort to confirm the cost and timeframe for completion of the major phases of the project and to identify any modifications which may be necessary. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation by the end of 2014. To date, we have incurred approximately $14.2 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Common Stock Repurchase Program

At March 31, 2013, we had $5.8 million available in stock repurchases under a discretionary stock repurchase program, subject to any limitations that may apply from time to time under our existing credit facility. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

New Data Center

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million with the intent to commence construction on a new cloud data center that we currently expect to open in early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In 2012, we revised our previously reported revenue and cost of goods sold to correct the accounting for certain SA transactions that were previously recorded on a gross basis, to record such transactions on a net sales basis with no corresponding cost of goods sold. We have revised revenues and cost of sales in all reported prior periods to reflect this immaterial change, which had no impact on our consolidated gross profit, operating profit or earnings per share. The impact of this revision reduced net sales and cost of goods sold for the three months ended March 31, 2012 by $7.6 million.

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

When a customer order contains multiple deliverables such as hardware, software and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. For arrangements with multiple units of accounting, arrangement consideration is allocated among the units of accounting, where separable, based on their relative selling price. Relative selling price is determined based on vendor-specific objective evidence, if it exists. Otherwise, third-party evidence of selling price is used, when it is available, and in circumstances when neither vendor-specific objective evidence nor third-party evidence of selling price is available, management’s best estimate of selling price is used.

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

Inventory. Our inventories consist primarily of finished goods, and are stated at lower of cost or market, which is determined by general market conditions, nature, age and type of each product and assumptions about future demand.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates which require use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the three months ended March 31, 2013, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually as of October 1, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss.

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

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2012 will prove to be accurate predictions of the future. We may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2013 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Three Months Ended March 31,
	2013	2012
Net sales	$337,169	$334,697
Cost of goods sold	290,215	287,925
Gross profit	46,954	46,772
Selling, general and administrative expenses	44,076	46,643
Operating profit	2,878	129
Interest expense, net	772	931
Income (loss) before income taxes	2,106	(802)
Income tax expense (benefit)	870	(332)
Net income (loss)	$1,236	$(470)

Basic and Diluted Earnings (Loss) Per Common Share
Basic	$0.11	$(0.04)
Diluted	0.11	(0.04)

Weighted average number of common shares outstanding:
Basic	11,479	12,001
Diluted	11,698	12,001

	Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	86.1	86.0
Gross profit	13.9	14.0
Selling, general and administrative expenses	13.1	13.9
Operating profit	0.8	0.1
Interest expense, net	0.2	0.3
Income (loss) before income taxes	0.6	(0.2)
Income tax expense (benefit)	0.2	(0.1)
Net income (loss)	0.4%	(0.1)%

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2013		2012
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$251,368	75%	$248,707	74%	$2,661	1%
Public Sector	31,026	9	30,762	9	264	1
MacMall	54,840	16	55,229	17	(389)	(1)
Corporate & Other	(65)	—	(1)	—	(64)	NMF (1)
Consolidated	$337,169	100.0%	$334,697	100.0%	$2,472	1%

(1)  Not meaningful.

Consolidated net sales were $337.2 million in the three months ended March 31, 2013 compared to $334.7 million in the three months ended March 31, 2012, an increase of $2.5 million, or 1%. Consolidated sales of services were $29.5 million in the three months ended March 31, 2013 compared to $28.7 million in the three months ended March 31, 2012, an increase of $0.8 million, or 3%, and represented 9% of net sales in each of the three months ended March 31, 2013 and the three months ended March 31, 2012.

Commercial segment net sales were $251.4 million in the three months ended March 31, 2013 compared to $248.7 million in the three months ended March 31, 2012, an increase of $2.7 million, or 1%, in a challenging demand environment. Sales of services in the Commercial segment increased by $0.8 million, or 3%, to $28.3 million in the three months ended March 31, 2013 from $27.5 million in the three months ended March 31, 2012, and represented 11% of Commercial segment net sales in each of the three months ended March 31, 2013 and 2012.

Public Sector net sales were $31.0 million in the three months ended March 31, 2013 compared to $30.8 million in the three months ended March 31, 2012, an increase of $0.2 million, or 1%. This increase was primarily due to a $5.7 million, or 39%, increase in our federal government business, partially offset by a $4.9 million, or 32%, decrease in our SLED business. The increase in our federal government business was primarily due to sales made under our new contract with the Federal Bureau of Investigation (FBI) that was awarded in the fourth quarter of 2012. The decrease in our SLED business was due in part to a higher mix of software maintenance products that are reported on a net basis.

MacMall net sales were $54.8 million in the three months ended March 31, 2013 compared to $55.2 million in the three months ended March 31, 2012, a decrease of $0.4 million, or 1%. This decrease in MacMall net sales was primarily due to a lack of new product releases during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $47.0 million in the three months ended March 31, 2013, an increase of $0.2 million, or 39 basis points, from $46.8 million in the three months ended March 31, 2012. Consolidated gross profit margin was 13.9% in the three months ended March 31, 2013 compared to 14.0% in the three months ended March 31, 2012. While we faced a competitive environment, we were able to maintain our gross margins in part due to our focus on sales of higher margin solutions, offset by lower margin sales to the FBI.

Selling, General & Administrative Expenses

Consolidated SG&A expenses decreased by $2.5 million, or 6%, to $44.1 million in the three months ended March 31, 2013 from $46.6 million in the three months ended March 31, 2012 primarily due to a $2.2 million decrease in net personnel costs. Consolidated SG&A expenses as a percentage of net sales decreased to 13.1% in the three months ended March 31, 2013 from 13.9% in the three months ended March 31, 2012.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended March 31,								Change in
	2013			2012					Operating
	Operating	Operating Profit		Operating	Operating Profit		Change in Operating Profit		Profit Margin
	Profit	Margin(1)		Profit	Margin(1)		$	%	%
Commercial	$14,767	5.9%		$13,570	5.5%		$1,197	9%	0.4%
Public Sector	124	0.4		36	0.1		88	244	0.3
MacMall	426	0.8		320	0.6		106	33	0.2
Corporate & Other	(12,439)	(3.7	)(1)	(13,797)	(4.1	)(1)	1,358	(10)	0.4 (1)
Consolidated	$2,878	0.9%		$129	NMF	(2)	$2,749	2,131%	0.9%

(1)        Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

(2)        Not meaningful.

Consolidated operating profit was $2.9 million in the three months ended March 31, 2013 compared to $0.1 million in the three months ended March 31, 2012, an increase of $2.8 million.

Commercial operating profit was $14.8 million in the three months ended March 31, 2013 compared to $13.6 million in the three months ended March 31, 2012, an increase of $1.2 million, or 9%, primarily due to increased net sales discussed above and a $1.3 million increase in Commercial gross profit.

Public Sector operating profit was $0.1 million in the three months ended March 31, 2013 compared to $36,000 in the three months ended March 31, 2012, an increase of $0.1 million, or 244%, primarily due to a decrease in personnel costs of $0.8 million and other improvements in SG&A expenses, partially offset by a $0.9 million decrease in gross profit. The decrease in gross profit was primarily due to a shift in sales mix primarily resulting from the FBI contract sales discussed earlier, which are made at lower gross margins.

MacMall operating profit was $0.4 million in the three months ended March 31, 2013 compared to $0.3 million in the three months ended March 31, 2012, an increase of $0.1 million primarily due to a $0.4 million decrease in SG&A expenses, which included a reduction in personnel costs, but partially offset by an increase in advertising expenses. The benefit from the decrease in MacMall SG&A expenses was partially offset by a $0.3 million reduction in MacMall gross profit.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain professional and pre-sales support services and other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses was $12.4 million in  the three months ended March 31, 2013 compared to $13.8 million in the three months ended March 31, 2012, a decrease of $1.4 million, or 10%, primarily due to a $0.5 million decrease in personnel costs and decreases in other general operating expenses.

Net Interest Expense

Total net interest expense for the first quarter of 2013 decreased to $0.8 million compared with $0.9 million in the first quarter of 2012.

Income Tax Expense (Benefit)

We recorded an income tax expense of $0.9 million in the first quarter of 2013 compared to an income tax benefit of $0.3 million in the first quarter of 2012. Our effective tax rate for each of the quarters ended March 31, 2013 and 2012 was approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital needs have and we expect will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in our planned Ohio data center, our new ERP system, eCommerce platform and other upgrades of our current IT infrastructure over the next several years, which are discussed further below in “Other Planned Capital Projects,” possible sales growth, possible acquisitions and new business ventures, including the execution of our rebranding strategy and possible repurchases of our common stock under a discretionary repurchase program, which is also further discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our continuing efforts to drive revenue growth from commercial customers could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current uncertainty in the macroeconomic environment may limit our cash resources that could otherwise be available to fund capital investments, future strategic opportunities or growth beyond our current operating plans. We are also unable to quantify any expected future synergies or costs related to our ongoing rebranding and restructuring efforts.

There has been ongoing uncertainty in the global economic environment, which could cause disruptions in the capital and credit markets. While our revolving credit facility does not mature until September 2017, we believe problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $5.9 million at March 31, 2013 and $6.5 million at December 31, 2012. Our working capital was $52.5 million as of March 31, 2013 and $55.4 million as of December 31, 2012.

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the three months ended March 31, 2013, we repurchased a total of 218,144 shares of our common stock under this program for a cost of $1.6 million. From the inception of the program in October 2008 through March 31, 2013, we have repurchased an aggregate total of 2,828,412 shares of our common stock for a total cost of $14.2 million. The repurchased shares are held as treasury stock. At March 31, 2013, we had $5.8 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada, Inc. in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, beginning in fiscal year 2008 and continuing through fiscal year 2016. As of March 31, 2013, we had a total accrued receivable of $11.6 million related to the 2010, 2011 and 2012 calendar years, and the first three months of 2013. We filed our 2011 claim in 2012 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities in the three months ended March 31, 2013 was $12.1 million compared to $23.1 million in the three months ended March 31, 2012.

The $12.1 million of net cash provided by operating activities in the first quarter of 2013 was primarily due to a $13.2 million increase in our accounts payable at March 31, 2013 from December 31, 2012. This increase in accounts payable balance was primarily due to an increase in our Public Sector segment’s outstanding payables at March 31, 2013 compared to December 31, 2012.

The $23.1 million of net cash provided by operating activities in the first quarter of 2012 was primarily due to a $19.3 million decrease in inventory and a $15.0 million decrease in accounts receivable, partially offset by a $7.1 million decrease in accounts payable and $5.3 million in other accrued expenses. The decrease in inventory in the first three months of 2012 was due to sell through of a strategic purchase made near the end of 2011 comprising of a large supply of inventory from a single vendor as well as normal seasonality between the fourth and first quarters. The decrease in accounts receivable in the first three months of 2012 reflects the payment received related to certain large sales near the end of 2011 as well as normal seasonality between the fourth and first quarters.

Cash Flows from Investing Activities. Net cash used in investing activities was $2.2 million in the first quarter of 2013 compared to $2.5 million in the first quarter of 2012.

The $2.2 million and $2.5 million of net cash used in investing activities in each of the three months ended March 31, 2013 and 2012, respectively, were primarily related to capital expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff.

Cash Flows from Financing Activities. Net cash used in financing activities for the first quarter of 2013 was $10.6 million compared to $21.5 million for the first quarter of 2012.

The $10.6 million of net cash used in financing activities in the three months ended March 31, 2013 was primarily related to $12.1 million of net payments made on the outstanding balance of our line of credit, partially offset by the $2.4 million increase in our notes payable which was the result of our amended term note discussed below.

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

Line of Credit and Note Payable. On March 22, 2013, we entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with certain lenders named therein. The Amended Loan Agreement provides us an asset-based revolving credit facility that provides for, among other things, (i) a credit limit of $190 million, which may be increased by $10 million to a total of $200 million upon the fulfillment of certain conditions; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of September 30, 2017. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. There can be no assurance that the lenders, if we proposed to increase the credit limit, will commit to the remaining excess $10 million of credit beyond the $190 million in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $190 million.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2013, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2013, we had $75.6 million of net working capital advances outstanding under the line of credit. At March 31, 2013, the maximum credit line was $190 million and we had $41.2 million available to borrow for working capital advances under the line of credit.

In connection with and as part of the amended credit facility, we entered into an amended term note on March 22, 2013 with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the Amended Loan Agreement upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At March 31, 2013, we had $4.34 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $465,000 in the remainder of 2013, $620,000 annually in each of the years 2014 through 2017, and $1.4 million thereafter.

At March 31, 2013, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.41%.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At March 31, 2013, we had $9.6 million outstanding under this credit agreement, which matures as follows: $0.3 million in the remainder of 2013, $0.4 million annually in each of the years 2014 through 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

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

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features.  We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we initiated the implementation and upgrade of our eCommerce systems and have completed and recently launched a new generation of our public websites at pcm.com, macmall.com, ecost.com, onsale.com and our extranet. We are currently engaged in an assessment of the status of the ERP project in an effort to confirm the cost and timeframe for completion of the major phases of the project and to identify any modifications which may be necessary. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation by the end of 2014. To date, we have incurred approximately $14.2 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

New Data Center

In December 2012, we completed the purchase of 7.9 acres of land with the intent to commence construction on a new cloud data center that we currently expect to open in early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. We expect to incur an incremental $9 million to $10 million of construction and related costs to build out the new data center primarily during 2013.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, there has been no material change in any off-balance sheet arrangements since December 31, 2012.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 9 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three months ended March 31, 2013 other than compensation arrangements in the ordinary course of business.

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

•              our ability to execute and benefit from our business strategies; including but not limited to, business strategies related to and strategic investments in our IT systems, investments in our planned new data center, our reorganization strategy, our brand strategy and pending initiatives to unify our commercial brands, our efforts to expand our sales of value-added services and solutions offerings, and real estate acquisitions and dispositions;

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

•              the impact on accounts receivable from our efforts to focus on sales in our Commercial and Public Sector segments;

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

•              our expectations with respect to the timing and cost of completing our new data center in Ohio; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At March 31, 2013, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2013. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2013, we had $75.6 million outstanding under our line of credit and $14.0 million outstanding under our notes payable. As of March 31, 2013, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.9 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of March 31, 2013, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently upgrading many of our systems. We have purchased licenses for Microsoft Dynamics AX and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We recently launched a new generation of our public websites at pcm.com, macmall.com, onsale.com, ecost.com and our corporate extranet. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features, and we expect to be complete with all major phases of the implementation of the ERP systems by the end of 2014. In addition to these upgrades, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP accounted for approximately 21% and 22% of our total net sales for the three months ended March 31, 2013 and 2012, and products manufactured by Apple accounted for approximately 18% and 17% of our total net sales for the three months ended March 31, 2013 and 2012. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the three months ended March 31, 2013, we repurchased a total of 218,144 shares of our common stock under this program for a cost of $1.6 million. From the inception of the program in October 2008 through March 31, 2013, we have repurchased an aggregate total of 2,828,412 shares of our common stock for a total cost of $14.2 million. The repurchased shares are held as treasury stock. At March 31, 2013, we had $5.8 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

A summary of the repurchase activity for the three months ended March 31, 2013 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	50,719	$6.42	50,719	$7,045
February 1, 2013 to February 28, 2013	138,425	7.36	138,425	6,025
March 1, 2013 to March 31, 2013	29,000	7.25	29,000	5,814
Total	218,144	7.13	218,144

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1+	Third Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC

10.2

Second Amendment to Lease Agreement By and Between Sarcom Properties, Inc. and PCM Logistics, LLC (fka AF Services, LLC) effective February 1, 2013 (incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K of PCM, Inc. (File No. 0-25790) filed with the Commission on March 18, 2013)

16.1

Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP dated April 10, 2013 (incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K of PCM, Inc. (File No. 0-25790) filed with the Commission on April 10, 2013)

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

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: May 10, 2013	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

PCM, INC.

EXHIBIT LIST

Exhibit Number	Description

10.1+	Third Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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