Form 10-Q
period 2013-06-30
PCM, INC.
filed 2013-08-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, the registrant had 11,559,087 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,378	$6,535
Accounts receivable, net of allowances of $1,340 and $1,459	217,361	190,079
Inventories	67,335	68,942
Prepaid expenses and other current assets	22,341	14,028
Deferred income taxes	3,244	3,004
Total current assets	321,659	282,588
Property and equipment, net	51,040	48,180
Deferred income taxes	277	380
Goodwill	25,510	25,510
Intangible assets, net	6,050	7,098
Other assets	4,679	1,979
Total assets	$409,215	$365,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,176	$102,972
Accrued expenses and other current liabilities	29,661	30,371
Deferred revenue	19,615	5,411
Line of credit	100,396	87,630
Notes payable — current	1,022	812
Total current liabilities	262,870	227,196
Notes payable and other long-term liabilities	19,251	16,750
Deferred income taxes	6,539	5,678
Total liabilities	288,660	249,624
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,790,853 and 14,560,801 shares issued; and 11,528,460 and 11,525,459 shares outstanding, respectively	15	14
Additional paid-in capital	114,133	111,952
Treasury stock, at cost: 3,262,393 and 3,035,342 shares, respectively	(15,246)	(13,688)
Accumulated other comprehensive income	1,932	2,511
Retained earnings	19,721	15,322
Total stockholders’ equity	120,555	116,111
Total liabilities and stockholders’ equity	$409,215	$365,735

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$366,420	$351,674	$703,589	$686,371
Cost of goods sold	315,285	303,169	605,500	591,094
Gross profit	51,135	48,505	98,089	95,277
Selling, general and administrative expenses	44,845	45,255	88,921	91,898
Revaluation of earnout liability	—	(175)	—	(175)
Operating profit	6,290	3,425	9,168	3,554
Interest expense, net	781	909	1,553	1,840
Income before income taxes	5,509	2,516	7,615	1,714
Income tax expense	2,346	1,085	3,216	753
Net income	$3,163	$1,431	$4,399	$961

Basic and Diluted Earnings Per Common Share
Basic	$0.28	$0.12	$0.38	$0.08
Diluted	0.27	0.12	0.37	0.08

Weighted average number of common shares outstanding:
Basic	11,488	12,032	11,483	12,016
Diluted	11,771	12,166	11,734	12,221

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$3,163	$1,431	$4,399	$961

Comprehensive income:
Foreign currency translation adjustments	(346)	(152)	(579)	36
Total other comprehensive (loss) income	(346)	(152)	(579)	36
Comprehensive income	$2,817	$1,279	$3,820	$997

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$4,399	$961
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,897	6,302
Provision for deferred income taxes	726	2,015
Excess tax benefit related to stock option exercises	(37)	(39)
Non-cash stock-based compensation	783	1,051
Decrease in earnout liability	—	(175)
Change in operating assets and liabilities:
Accounts receivable	(27,282)	8,028
Inventories	1,607	3,036
Prepaid expenses and other current assets	(8,532)	(3,053)
Other assets	(1,816)	51
Accounts payable	410	8,303
Accrued expenses and other current liabilities	(717)	(4,602)
Deferred revenue	14,204	(547)
Total adjustments	(14,757)	20,370
Net cash (used in) provided by operating activities	(10,358)	21,331
Cash Flows From Investing Activities
Purchases of property and equipment	(5,732)	(5,082)
Net cash used in investing activities	(5,732)	(5,082)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	12,766	(20,099)
Capital lease proceeds	206	4,356
Borrowing under note payable	2,393	2,859
Payments under notes payable	(458)	(552)
Change in book overdraft	8,722	(2,744)
Payments of obligations under capital lease	(1,431)	(1,123)
Proceeds from stock issued under stock option plans	1,399	92
Payment for deferred financing costs	(752)	—
Common shares repurchased and held in treasury	(1,558)	—
Excess tax benefit related to stock option exercises	37	39
Net cash provided by (used in) financing activities	21,324	(17,172)
Effect of foreign currency on cash flow	(391)	(3)
Net change in cash and cash equivalents	4,843	(926)
Cash and cash equivalents at beginning of the period	6,535	9,484
Cash and cash equivalents at end of the period	$11,378	$8,558
Supplemental Cash Flow Information
Interest paid	$1,393	$1,638
Income taxes paid	2,134	969
Supplemental Non-Cash Investing and Financing Activities
Purchase of property and equipment	$1,985	$346
Deferred financing costs	228	—

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

We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on March 18, 2013 and May 10, 2013, respectively, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2012 fiscal year and through the date of this report.

In 2012, we had four operating segments: MME, SMB, Public Sector and MacMall/OnSale. As a result of the rebranding and reorganization initiatives discussed below, in January 2013, we began operating under three operating segments - Commercial, Public Sector and MacMall. Our segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our operating segments in Corporate & Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. During the three months ended June 30, 2013, we generated approximately 70% of our revenue in our Commercial segment, 17% of our revenue in our Public Sector segment and 13% of our revenue in our MacMall segment. During the six months ended June 30, 2013, we generated approximately 72% of our revenue in our Commercial segment, 15% of our revenue in our MacMall segment and 13% of our revenue in our Public Sector segment.

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

We have revised the December 31, 2012 balance sheet to reduce accounts receivable and deferred revenue by $12.2 million to correct for an immaterial error resulting from the timing of the recognition of the related amounts. We had previously recognized deferred revenue when the related amounts had been billed rather than when the cash had been received in advance of product delivery. Also, we have revised the cash flow statement for the six months ended June 30, 2012 to reflect the correction related to the accounts receivable and deferred revenues as discussed above.

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

3. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the six months ended June 30, 2013. Goodwill totaled $25.5 million as of June 30, 2013 and December 31, 2012, all of which related to our Commercial segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At June 30, 2013				At December 31, 2012
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patents, trademarks & URLs	4	$5,808	(1)	$1,990	$3,818	$5,808	(1)	$1,436	$4,372
Customer relationships	7	6,349		4,176	2,173	6,349		3,713	2,636
Non-compete agreements	4	250		191	59	250		160	90
Total intangible assets		$12,407		$6,357	$6,050	$12,407		$5,309	$7,098

(1)     Included in the gross amounts for “Patents, trademarks & URLs” at June 30, 2013 and December 31, 2012 are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.5 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 million and $1.5 million for the six months ended June 30, 2013 and 2012. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.9 million in the remainder of 2013; $0.5 million in 2014, $0.5 million in 2015, $0.3 million in 2016, $0.3 million in 2017 and $0.7 million thereafter.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2013, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2013, we had $100.4 million of net working capital advances outstanding under the line of credit. At June 30, 2013, the maximum credit line was $190 million and we had $45.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, the amended credit facility, we entered into an amended term note on March 22, 2013 with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the Amended Loan Agreement upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At June 30, 2013, we had $4.2 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $310,000 in the remainder of 2013, $620,000 annually in each of the years 2014 through 2017, and $1.4 million thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a subline under the Amended Loan Agreement. The loan bears the same interest terms as our revolving credit facility, however, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at June 30, 2013, $1.7 million is included in our “Notes payable and other long-term liabilities” on our Consolidated Balance Sheets.

At June 30, 2013, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.98%.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At June 30, 2013, we had $9.6 million outstanding under this credit agreement, which matures as follows: $0.2 million in the remainder of 2013, $0.4 million annually in each of the years 2014 through 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

5. Income Taxes

Accounting for Uncertainty in Income Taxes

At June 30, 2013, we had no uncertain tax positions. For the three and six months ended June 30, 2013 and 2012, we did not recognize any interest or penalties for uncertain tax positions and there was no accrued interest and penalties at June 30, 2013 and December 31, 2012. We do not anticipate any significant changes to our uncertain tax positions within the next twelve months.

Tax years subsequent to December 31, 2008 remain open to federal examination, and tax years subsequent to December 31, 2007 remain open to state examination. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

During the three and six months ended June 30, 2013, we repurchased a total of 8,907 and 227,051 shares of our common stock under this program for a cost of approximately $67,000 and $1.6 million, respectively. From the inception of the program in October 2008 through June 30, 2013, we have repurchased an aggregate total of 2,837,319 shares of our common stock for a total cost of $14.3 million. The repurchased shares are held as treasury stock. At June 30, 2013, we had $5.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. As such, potential common shares of approximately 912,000 and 1,810,000 for the three months ended June 30, 2013 and 2012, and approximately 1,051,000 and 1,799,000 for the six months ended June 30, 2013 and 2012 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended June 30, 2013:
Basic EPS
Net income	$3,163	11,488	$0.28
Effect of dilutive securities
Dilutive effect of stock options	—	283
Diluted EPS
Adjusted net income	$3,163	11,771	$0.27

Three Months Ended June 30, 2012:
Basic EPS
Net income	$1,431	12,032	$0.12
Effect of dilutive securities
Dilutive effect of stock options	—	134
Diluted EPS
Adjusted net income	$1,431	12,166	$0.12
Six Months Ended June 30, 2013:
Basic EPS
Net income	$4,399	11,483	$0.38
Effect of dilutive securities
Dilutive effect of stock options	—	251
Diluted EPS
Adjusted net income	$4,399	11,734	$0.37

Six Months Ended June 30, 2012:
Basic EPS
Net income	$961	12,016	$0.08
Effect of dilutive securities
Dilutive effect of stock options	—	205
Diluted EPS
Adjusted net income	$961	12,221	$0.08

8. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended June 30, 2013
Net sales	$257,373	$61,190	$47,858	$(1)	$366,420
Gross profit (loss)	40,375	5,313	5,614	(167)	51,135
Depreciation and amortization expense(1)	1,015	14	214	1,689	2,932
Operating profit (loss)	16,989	1,757	667	(13,123)	6,290

Three Months Ended June 30, 2012
Net sales	$259,539	$35,841	$56,324	$(30)	$351,674
Gross profit (loss)	38,620	3,681	6,289	(85)	48,505
Depreciation and amortization expense(1)	1,200	28	281	1,643	3,152
Operating profit (loss)	15,787	(240)	753	(12,875)	3,425

Six Months Ended June 30, 2013
Net sales	$508,741	$92,216	$102,698	$(66)	$703,589
Gross profit (loss)	78,271	8,208	11,625	(15)	98,089
Depreciation and amortization expense(1)	2,060	29	428	3,380	5,897
Operating profit (loss)	31,756	1,881	1,093	(25,562)	9,168

Six Months Ended June 30, 2012
Net sales	$508,246	$66,603	$111,553	$(31)	$686,371
Gross profit	75,250	7,457	12,563	7	95,277
Depreciation and amortization expense(1)	2,385	62	532	3,323	6,302
Operating profit (loss)	29,357	(204)	1,073	(26,672)	3,554

(1)   Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of June 30, 2013 and December 31, 2012, we had total consolidated assets of $409.2 million and $365.7 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

9. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.4 million and $1.3 million in the three month periods ended June 30, 2013 and 2012, respectively, and $2.7 million for each of the six month periods ended June 30, 2013 and 2012. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

10. Subsequent Event

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million with the intent to commence construction on a new cloud data center that we currently expect to open in early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. On July 9, 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period, which bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%.

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

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. During the three months ended June 30, 2013, we generated approximately 70% of our revenue in our Commercial segment, 17% of our revenue in our Public Sector segment and 13% of our revenue in our MacMall segment. During the six months ended June 30, 2013, we generated approximately 72% of our revenue in our Commercial segment, 15% of our revenue in our MacMall segment and 13% of our revenue in our Public Sector segment.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented approximately 21% and 21% of our net sales in the three months ended June 30, 2013 and 2012, respectively, and products manufactured by Apple represented approximately 15% and 17% of our net sales in the three months ended June 30, 2013 and 2012, respectively. Products manufactured by HP represented approximately 21% and 21% of our net sales in the six months ended June 30, 2013 and 2012, respectively, and products manufactured by Apple represented approximately 16% and 17% of our net sales in the six months ended June 30, 2013 and

2012, respectively.

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

STRATEGIC DEVELOPMENTS

Rebranding Strategy

Over the past several years, our company has grown in part through the acquisition and internal cultivation of many different brands. We historically differentiated our brands primarily based on the identity of the customers. After carefully examining the markets we serve and the trends taking shape in the marketplace, we believe our commercial customers will benefit from a more unified and streamlined brand strategy. Accordingly, we changed our legal corporate name from PC Mall, Inc. to PCM, Inc. effective December 31, 2012 and our NASDAQ ticker symbol from MALL to PCMI effective January 2, 2013. In addition, we combined our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary effective December 31, 2012. The combined subsidiary now operates under the unified commercial brand PCM and will generally include our former SMB, MME and portions of our Corporate & Other segments. Further, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary changed its name to PCMG, Inc. and now operates under the PCM-G brand. We expect this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders providing a brand that better represents the value-added solutions provider we are today.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we initiated the implementation and upgrade of our eCommerce systems and have completed and recently launched a new generation of our public websites at pcm.com, macmall.com, ecost.com, onsale.com and our extranet. We have completed an assessment of the status of the ERP project and identified business gaps. We are currently working on the design phase and finalization of the needed modifications to close the identified gaps for the completion of the major phases of the project and expect to complete this work in the third quarter of 2013. At the conclusion of the design phase, we expect to have a better estimate of the cost and time frame for the completion of the major phases of the project. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of at least $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation by the end of 2014. To date, we have incurred approximately $14.6 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Common Stock Repurchase Program

At June 30, 2013, we had $5.7 million available in stock repurchases under a discretionary stock repurchase program, subject to any limitations that may apply from time to time under our existing credit facility. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

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

In 2012, we revised our previously reported revenue and cost of goods sold to correct the accounting for certain SA transactions that were previously recorded on a gross basis, to record such transactions on a net sales basis with no corresponding cost of goods sold. We have revised revenues and cost of sales in all reported prior periods to reflect this immaterial change, which had no impact on our consolidated gross profit, operating profit or earnings per share. The impact of this revision reduced net sales and cost of goods sold for the three and six months ended June 30, 2012 by $10.9 million and $18.6 million, respectively.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the six months ended June 30, 2013, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2012, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 25% as of October 1, 2012. We believe several factors contributed to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$366,420	$351,674	$703,589	$686,371
Cost of goods sold	315,285	303,169	605,500	591,094
Gross profit	51,135	48,505	98,089	95,277
Selling, general and administrative expenses	44,845	45,255	88,921	91,898
Revaluation of earnout liability	—	(175)	—	(175)
Operating profit	6,290	3,425	9,168	3,554
Interest expense, net	781	909	1,553	1,840
Income before income taxes	5,509	2,516	7,615	1,714
Income tax expense	2,346	1,085	3,216	753
Net income	$3,163	$1,431	$4,399	$961

Basic and Diluted Earnings Per Common Share
Basic	$0.28	$0.12	$0.38	$0.08
Diluted	0.27	0.12	0.37	0.08

Weighted average number of common shares outstanding:
Basic	11,488	12,032	11,483	12,016
Diluted	11,771	12,166	11,734	12,221

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.0	86.2	86.1	86.1
Gross profit	14.0	13.8	13.9	13.9
Selling, general and administrative expenses	12.3	12.9	12.6	13.4
Revaluation of earnout liability	—	(0.1)	—	—
Operating profit	1.7	1.0	1.3	0.5
Interest expense, net	0.2	0.3	0.2	0.3
Income before income taxes	1.5	0.7	1.1	0.2
Income tax expense	0.6	0.3	0.5	0.1
Net income	0.9%	0.4%	0.6%	0.1%

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended June 30,
	2013		2012
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$257,373	70%	$259,539	74%	$(2,166)	(1)%
Public Sector	61,190	17	35,841	10	25,349	71
MacMall	47,858	13	56,324	16	(8,466)	(15)
Corporate & Other	(1)	—	(30)	—	29	NM (1)
Consolidated	$366,420	100%	$351,674	100%	$14,746	4%

(1)  Not meaningful.

Consolidated net sales were $366.4 million in the three months ended June 30, 2013 compared to $351.7 million in the three months ended June 30, 2012, an increase of $14.7 million, or 4%. Consolidated sales of services were $32.6 million in the three months ended June 30, 2013 compared to $31.1 million in the three months ended June 30, 2012, an increase of $1.5 million, or 5%, and represented 9% of net sales in each of the three months ended June 30, 2013 and 2012.

Commercial segment net sales were $257.4 million in the three months ended June 30, 2013 compared to $259.5 million in the three months ended June 30, 2012, a decrease of $2.1 million, or 1%. Sales of services in the Commercial segment increased by $0.7 million, or 2%, to $30.9 million in the three months ended June 30, 2013 from $30.2 million in the three months ended June 30, 2012, and represented 12% of Commercial segment net sales in each of the three months ended June 30, 2013 and 2012.

Public Sector net sales were $61.2 million in the three months ended June 30, 2013 compared to $35.8 million in the three months ended June 30, 2012, an increase of $25.4 million, or 71%. This increase was primarily due to an increase of $27.6 million, or 218%, in our federal government business, partially offset by a decrease of $1.8 million, or 8%, in our SLED business. The increase in our federal government business was primarily due to increased sales made under our new or expanded contracts awarded in the fourth quarter of 2012. The decrease in our SLED business was primarily due to a higher mix of software maintenance products that are reported on a net basis.

MacMall net sales were $47.9 million in the three months ended June 30, 2013 compared to $56.3 million in the three months ended June 30, 2012, a decrease of $8.4 million, or 15%. This decrease in MacMall net sales was primarily due to a decrease in sales of tablets during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $51.1 million in the three months ended June 30, 2013, an increase of $2.6 million, or 5%, from $48.5 million in the three months ended June 30, 2012. Consolidated gross profit margin grew to 14.0% in the three months ended June 30, 2013 from 13.8% in the three months ended June 20, 2012, reflecting our improved product mix and a focus on solutions sales. We were able to improve our gross profit margin despite lower margin sales to certain federal customers.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $44.8 million in the three months ended June 30, 2013 compared to $45.1 million in the three months ended June 30, 2012, a decrease of $0.3 million, or 1%. This decrease was primarily due to a $0.6 million decrease in telecommunications expenses, partially offset by a $0.3 million increase in advertising expenses. Consolidated SG&A expenses as a percentage of net sales decreased to 12.2% in the three months ended June 30, 2013 from 12.8% in the three months ended June 30, 2012.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,								Change in
	2013			2012					Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Change in Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$16,989	6.6%		$15,787	6.1%		$1,202	8%	0.5%
Public Sector	1,757	2.9		(240)	(0.7)		1,997	NM (2)	3.6
MacMall	667	1.4		753	1.3		(86)	(11)	0.1
Corporate & Other	(13,123)	(3.6	)(1)	(12,875)	(3.7	)(1)	(248)	2	0.1 (1)
Consolidated	$6,290	1.7%		$3,425	1.0%		$2,865	84%	0.7%

(1)        Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

(2)        Not meaningful.

Consolidated operating profit was $6.3 million in the three months ended June 30, 2013 compared to $3.4 million in the three months ended June 30, 2012, an increase of $2.9 million or 84%.

Commercial operating profit was $17.0 million in the three months ended June 30, 2013 compared to $15.8 million in the three months ended June 30, 2012, an increase of $1.2 million, or 8%, primarily due to increased net sales discussed above and the related $1.8 million increase in Commercial gross profit, as well as a $0.3 million decrease in amortization expenses, partially offset by a $0.4 million increase in personnel costs, and a $0.3 million increase in each of consulting expenses and other business taxes.

Public Sector operating profit was $1.8 million in the three months ended June 30, 2013 compared to operating loss of $0.2 million in the three months ended June 30, 2012. This increase was primarily due to a $1.6 million increase in Public Sector gross profit and a decrease in personnel costs of $0.4 million and other improvements in SG&A expenses.

MacMall operating profit was $0.7 million in the three months ended June 30, 2013 compared to $0.8 million in the three months ended June 30, 2012, a decrease of $0.1 million primarily due to a $0.7 million decrease in MacMall gross profit and a $0.4 million increase in advertising expenses, partially offset by a $0.4 million reduction in personnel costs and a $0.2 million decrease in credit card processing fees.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $13.1 million in  the three months ended June 30, 2013 compared to $12.9 million in the three months ended June 30, 2012, an increase of $0.2 million, or 2%, primarily due to a $0.2 million increase in personnel costs.

Net Interest Expense

Total net interest expense for the three months ended June 30, 2013 decreased to $0.8 million compared with $0.9 million in the three months ended June 30, 2012. The $0.1 million decrease in net interest expense was primarily due to capitalized interest costs relating to internally developed software and lower average interest rates in the three months ended June 30, 2013, partially offset by higher average total outstanding borrowings.

Income Tax Expense

We recorded an income tax expense of $2.3 million in the three months ended June 30, 2013 compared to an income tax expense of $1.1 million in the three months ended June 30, 2012. Our effective tax rate for each of the quarters ended June 30, 2013 and 2012 was approximately 43%.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Six Months Ended June 30,
	2013		2012
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$508,741	72%	$508,246	74%	$495	—%
Public Sector	92,216	13	66,603	10	25,613	38
MacMall	102,698	15	111,553	16	(8,855)	(8)
Corporate & Other	(66)	—	(31)	—	(35)	NM (1)
Consolidated	$703,589	100%	$686,371	100%	$17,218	3%

(1)  Not meaningful.

Consolidated net sales were $703.6 million in the six months ended June 30, 2013 compared to $686.4 million in the six months ended June 30, 2012, an increase of $17.2 million, or 3%. Consolidated sales of services were $62.1 million in the six months ended June 30, 2013 compared to $59.8 million in the six months ended June 30, 2012, an increase of $2.3 million, or 4%, and represented 9% of net sales in each of the six months ended June 30, 2013 and 2012.

Commercial segment net sales were $508.7 million in the six months ended June 30, 2013 compared to $508.2 million in the six months ended June 30, 2012, an increase of $0.5 million. Sales of services in the Commercial segment increased by $1.5 million, or 3%, to $59.2 million in the six months ended June 30, 2013 from $57.7 million in the six months ended June 30, 2012, and represented 12% of Commercial segment net sales in the six months ended June 30, 2013 compared to 11% in the six months ended June 30, 2012.

Public Sector net sales were $92.2 million in the six months ended June 30, 2013 compared to $66.6 million in the six months ended June 30, 2012, an increase of $25.6 million, or 38%. This increase was primarily due to an increase of $33.3 million, or 122%, in our federal government business, partially offset by a decrease of $6.7 million, or 18%, in our SLED business. The increase in our federal government business was primarily due to sales made under our new or expanded contracts awarded in the fourth quarter of 2012. The decrease in our SLED business was primarily due to a higher mix of software maintenance products that are reported on a net basis.

MacMall net sales were $102.7 million in the six months ended June 30, 2013 compared to $111.6 million in the six months ended June 30, 2012, a decrease of $8.9 million, or 8%. This decrease in MacMall net sales was primarily due to a decrease in sales of tablets and a lack of new product releases during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $98.1 million in the six months ended June 30, 2013, an increase of $2.8 million, or 3%, from $95.3 million in the six months ended June 30, 2012. Consolidated gross profit margin remained flat at 13.9% in each of the six months ended June 30, 2013 and 2012. We were able to maintain our gross margins in part due to our focus on sales of higher margin solutions that resulted in an improved product mix, offset by lower margin sales to certain federal customers.

Selling, General & Administrative Expenses

Consolidated SG&A expenses decreased by $2.8 million, or 3%, to $88.9 million in the six months ended June 30, 2013 from $91.7 million in the six months ended June 30, 2012 primarily due to a $2.5 million decrease in net personnel costs. Consolidated SG&A expenses as a percentage of net sales decreased to 12.6% in the six months ended June 30, 2013 from 13.4% in the six months ended June 30, 2012.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,								Change in
	2013			2012					Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Change in Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$31,756	6.2%		$29,357	5.8%		$2,399	8%	0.4%
Public Sector	1,881	2.0		(204)	(0.3)		2,085	NM (2)	2.3
MacMall	1,093	1.1		1,073	1.0		20	2	0.1
Corporate & Other	(25,562)	(3.6	)(1)	(26,672)	(3.9	)(1)	1,110	(4)	0.3 (1)
Consolidated	$9,168	1.3%		$3,554	0.5		$5,614	158%	0.8%

(1)           Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

(2)           Not meaningful.

Consolidated operating profit was $9.2 million in the six months ended June 30, 2013 compared to $3.6 million in the six months ended June 30, 2012, an increase of $5.6 million.

Commercial operating profit was $31.8 million in the six months ended June 30, 2013 compared to $29.4 million in the six months ended June 30, 2012, an increase of $2.4 million, or 8%, primarily due to increased net sales discussed above and a $3.0 million increase in Commercial gross profit.

Public Sector operating profit was $1.9 million in the six months ended June 30, 2013 compared to operating loss of $0.2 million in the six months ended June 30, 2012, an increase of $2.1 million, primarily due to a $1.2 million decrease in personnel costs and a $0.8 million increase in Public Sector gross profit.

MacMall operating profit remained flat at $1.1 million in each of the six months ended June 30, 2013 and 2012.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $25.6 million in the six months ended June 30, 2013 compared to $26.7 million in the six months ended June 30, 2012, a decrease of $1.1 million, or 4%, primarily due to a $0.5 million decrease in telecommunications costs and a $0.3 million decrease in personnel costs.

Net Interest Expense

Total net interest expense for the six months ended June 30, 2013 decreased to $1.6 million compared with $1.8 million in the six months ended June 30, 2012. The $0.2 million decrease in net interest expense was primarily due to capitalized interest costs relating to internally developed software and lower average interest rates in the six months ended June 30, 2013, partially offset by higher average total outstanding borrowings.

Income Tax Expense

We recorded an income tax expense of $3.2 million in the six months ended June 30, 2013 compared to an income tax expense of $0.8 million in the six months ended June 30, 2012. Our effective tax rate for each of the six months ended June 30, 2013 and 2012 was approximately 42% and 44%, respectively.

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

We had cash and cash equivalents of $11.4 million at June 30, 2013 and $6.5 million at December 31, 2012. Our working capital was $58.8 million as of June 30, 2013 and $55.4 million as of December 31, 2012.

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the three and six months ended June 30, 2013, we repurchased a total of 8,907 and 227,051 shares of our common stock under this program for a cost of approximately $67,000 and $1.6 million, respectively. From the inception of the program in October 2008 through June 30, 2013, we have repurchased an aggregate total of 2,837,319 shares of our common stock for a total cost of $14.3 million. The repurchased shares are held as treasury stock. At June 30, 2013, we had $5.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. As of June 30, 2013, we had a total accrued receivable of $5.4 million related to the 2012 calendar year and the first six months of 2013. We expect to file our 2012 claim in 2013 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash used in operating activities in the six months ended June 30, 2013 was $10.4 million compared to net cash provided by operating activities of $21.3 million in the six months ended June 30, 2012.

The $10.4 million of net cash used in operating activities in the six months ended June 30, 2013 was primarily due to a $27.3 million increase in accounts receivable due to increased sales, especially to certain federal government customers, partially offset by a $14.2 million increase in deferred revenue related to a deferred maintenance contract.

The $21.3 million of net cash provided by operating activities in the six months ended June 30, 2012 was primarily due to an $8.3 million increase in accounts payable and an $8.0 million decrease in accounts receivable. The increase in accounts payable is primarily due to the mix and timing of trade payables, including our management of the utilization of early pay discounts. The decrease in accounts receivable reflects the payment received related to certain large sales near the end of 2011 as well as normal seasonality between the fourth quarter and the first half of the year thereafter.

Cash Flows from Investing Activities. Net cash used in investing activities was $5.7 million in the six months ended June 30, 2013 compared to $5.1 million in the six months ended June 30, 2012.

The $5.7 million and $5.1 million of net cash used in investing activities in the six months ended June 30, 2013 and 2012, respectively, were primarily related to capital expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff. In addition, we incurred approximately $1.3 million of capital expenditures in the six months ended June 30, 2013 related to the unfinanced portion of a building we acquired that is adjacent to the building we own in Santa Monica, California.

Cash Flows from Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2013 was $21.3 million compared to net cash used in financing activities $17.2 million in the six months ended June 30, 2012.

The $21.3 million of net cash provided by financing activities in the six months ended June 30, 2013 was primarily related to a $12.8 million net increase in the outstanding balance of our line of credit and an $8.7 million change in book overdraft related to outstanding checks at June 30, 2013 compared to the prior year end.

The $17.2 million of net cash used in financing activities in the six months ended June 30, 2012 was primarily related to $20.1 million of net payments made on the outstanding balance of our line of credit, partially offset by $4.4 million of proceeds resulting from capital leases entered into during the period but relating to assets acquired in prior periods.

Line of Credit and Note Payable. On March 22, 2013, we entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with certain lenders named therein. The Amended Loan Agreement provides us an asset-based revolving credit facility that provides for, among other things, (i) a credit limit of $190 million, which may be increased by $10 million to a total of $200 million upon the fulfillment of certain conditions; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of September 30, 2017. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. We are currently in discussions with one of the existing lenders to commit to the remaining $10 million increase in the credit limit under the facility. As of the date of this report, we have not received a formal commitment from the lender; however, we currently expect that we will receive a commitment in the third quarter of 2013. However, there can be no assurance that the lender or any other lender will commit to the remaining $10 million increase in the credit limit under the facility in any future period. As a result, we may not be able to access the credit facility beyond its current limit of $190 million.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2013, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2013, we had $100.4 million of net working capital advances outstanding under the line of credit. At June 30, 2013, the maximum credit line was $190 million and we had $45.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, the amended credit facility, we entered into an amended term note on March 22, 2013 with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the Amended Loan Agreement upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At June 30, 2013, we had $4.2 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $310,000 in the remainder of 2013, $620,000 annually in each of the years 2014 through 2017, and $1.4 million thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a subline under the Amended Loan Agreement. The loan bears the same interest terms as our revolving credit facility, however, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at June 30, 2013, $1.7 million is included in our “Notes payable and other long-term liabilities” on our Consolidated Balance Sheets.

At June 30, 2013, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.98%.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At June 30, 2013, we had $9.6 million outstanding under this credit agreement, which matures as follows: $0.2 million in the remainder of 2013, $0.4 million annually in each of the years 2014 through 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

As part of our growth strategy, we may, in the future, make acquisitions in the same or complementary lines of business, and pursue other business ventures. Any launch of a new business venture or any acquisition and the ensuing integration of the acquired operations would place additional demands on our management, and our operating and financial resources.

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related tools, such as workflow software, web development tools and other related items, to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we initiated the implementation and upgrade of our eCommerce systems and have completed and recently launched a new generation of our public websites at pcm.com, macmall.com, ecost.com, onsale.com and our extranet. We have completed an assessment of the status of the ERP project and identified business gaps. We are currently working on the design phase and finalization of the needed modifications to close the identified gaps for the completion of the major phases of the project and expect to complete this work in the third quarter of 2013. At the conclusion of the design phase, we expect to have a better estimate of the cost and time frame for the completion of the major phases of the project. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of at least $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation by the end of 2014. To date, we have incurred approximately $14.6 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

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

On July 9, 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during the construction period, which bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, there has been no material change in any off-balance sheet arrangements since December 31, 2012.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 9 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and six months ended June 30, 2013 other than compensation arrangements in the ordinary course of business.

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

•              our ability to execute and benefit from our business strategies; including but not limited to, business strategies related to and strategic investments in our IT systems, investments in our planned new data center, our reorganization strategy, our brand strategy and initiatives to unify our commercial brands, our efforts to expand our sales of value-added services and solutions offerings, and real estate acquisitions and dispositions;

•              our cost reduction strategies and plans, including timing, expected cost savings, the uses of those savings, the timing and amount of payments, the impact on our business, and the amounts of future charges to complete our such plans;

•              our expectations regarding key personnel and our ability to retain such individuals;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At June 30, 2013, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2013. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2013, we had $100.4 million outstanding under our line of credit and $15.4 million outstanding under our notes payable. As of June 30, 2013, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $1.2 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of June 30, 2013, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP accounted for approximately 21% and 21% of our total net sales for the six months ended June 30, 2013 and 2012, and products manufactured by Apple accounted for approximately 16% and 17% of our total net sales for the six months ended June 30, 2013 and 2012. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We maintain a Canadian call center serving the U.S. market, which receives benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary, PCM Sales Canada in the province of Quebec. The success of our Canadian call center is dependent, in part, on our receipt of the government labor credits we expect to receive. If we do not receive these expected labor credits, or a sufficient portion of them, the costs of operating our Canadian call center may exceed the benefits it provides us and our operating results would likely suffer.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the three and six months ended June 30, 2013, we repurchased a total of 8,907 and 227,051 shares of our common stock, respectively, under this program for a cost of approximately $67,000 and $1.6 million, respectively. From the inception of the program in October 2008 through June 30, 2013, we have repurchased an aggregate total of 2,837,319 shares of our common stock for a total cost of $14.3 million. The repurchased shares are held as treasury stock. At June 30, 2013, we had $5.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

A summary of the repurchase activity for the three months ended June 30, 2013 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	—	$—	—	$5,814
May 1, 2013 to May 31, 2013	8,907	7.55	8,907	5,747
June 1, 2013 to June 30, 2013	—	—	—
Total	8,907		8,907

ITEM 5. OTHER INFORMATION

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 5.02 — Departure  of Directors or Certain Officers; Election of Directors; Appointment of  Certain Officers; Compensatory Arrangements of Certain Officers.”

On August 5, 2013, the Compensation Committee of the Board of Directors approved the total amount of cash incentive opportunity available to our Chairman, Chief Executive Officer and President, Frank Khulusi, under the 2013 Executive Incentive Plan adopted by the Committee and our Board of Directors in May 2013 in the total cash incentive amount equal to 62% of Mr. Khulusi’s base salary. Such cash incentive amounts will be paid to Mr. Khulusi in accordance with the Plan described in more detail in Exhibit 10.2 to this Report.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Third Amended and Restated Loan and Security Agreement, dated May 17, 2013

10.2*	Summary of Executive Bonus Plan

10.3*	Summary of Executive Salary and Bonus Arrangements

10.4*

Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PCM, Inc. (File No. 0-25790) filed with the Commission on May 24, 2013)

10.5*

Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of PCM, Inc. (File No. 0-25790) filed with the Commission on May 24, 2013)

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

PCM, INC.
(Registrant)

Date: August 9, 2013	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

PCM, INC.

EXHIBIT LIST

Exhibit Number	Description

10.1	First Amendment to Third Amended and Restated Loan and Security Agreement, dated May 17, 2013

10.2*	Summary of Executive Bonus Plan

10.3*	Summary of Executive Salary and Bonus Arrangements

10.4*

Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PCM, Inc. (File No. 0-25790) filed with the Commission on May 24, 2013)

10.5*

Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of PCM, Inc. (File No. 0-25790) filed with the Commission on May 24, 2013)

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