Form 10-Q
period 2013-09-30
PCM, INC.
filed 2013-11-08
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, the registrant had 11,705,723 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,428	$6,535
Accounts receivable, net of allowances of $1,038 and $1,459	180,689	190,079
Inventories	48,559	68,942
Prepaid expenses and other current assets	19,361	14,028
Deferred income taxes	3,129	3,004
Total current assets	261,166	282,588
Property and equipment, net	52,039	48,180
Deferred income taxes	192	380
Goodwill	25,510	25,510
Intangible assets, net	5,544	7,098
Other assets	6,117	1,979
Total assets	$350,568	$365,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,244	$102,972
Accrued expenses and other current liabilities	27,882	30,371
Deferred revenue	13,647	5,411
Line of credit	63,085	87,630
Notes payable — current	1,601	812
Total current liabilities	201,459	227,196
Notes payable and other long-term liabilities	18,346	16,750
Deferred income taxes	7,259	5,678
Total liabilities	227,064	249,624
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,968,116 and 14,560,801 shares issued; and 11,705,723 and 11,525,459 shares outstanding, respectively	15	14
Additional paid-in capital	115,035	111,952
Treasury stock, at cost: 3,262,393 and 3,035,342 shares, respectively	(15,321)	(13,688)
Accumulated other comprehensive income	2,130	2,511
Retained earnings	21,645	15,322
Total stockholders’ equity	123,504	116,111
Total liabilities and stockholders’ equity	$350,568	$365,735

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$348,519	$352,526	$1,052,108	$1,038,897
Cost of goods sold	298,934	304,134	904,434	895,228
Gross profit	49,585	48,392	147,674	143,669
Selling, general and administrative expenses	45,440	44,331	134,361	136,229
Revaluation of earnout liability	—	68	—	(107)
Operating profit	4,145	3,993	13,313	7,547
Interest expense, net	892	967	2,445	2,807
Income before income taxes	3,253	3,026	10,868	4,740
Income tax expense	1,329	1,213	4,545	1,966
Net income	$1,924	$1,813	$6,323	$2,774

Basic and Diluted Earnings Per Common Share
Basic	$0.17	$0.15	$0.55	$0.23
Diluted	0.16	0.15	0.53	0.23

Weighted average number of common shares outstanding:
Basic	11,593	12,039	11,530	12,024
Diluted	12,034	12,177	11,844	12,205

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012
Net income	$1,924	$1,813	$6,323	$2,774

Comprehensive income:
Foreign currency translation adjustments	198	294	(381)	330
Total other comprehensive income (loss)	198	294	(381)	330
Comprehensive income	$2,122	$2,107	$5,942	$3,104

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$6,323	$2,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,884	9,418
Provision for deferred income taxes	1,585	2,514
Net tax benefit related to stock option exercises	—	92
Excess tax benefit related to stock option exercises	(260)	(141)
Non-cash stock-based compensation	1,220	1,502
Decrease in earnout liability	—	(107)
Change in operating assets and liabilities:
Accounts receivable	9,390	5,325
Inventories	20,383	13,893
Prepaid expenses and other current assets	(5,476)	(3,792)
Other assets	(3,091)	207
Accounts payable	(6,599)	(1,115)
Accrued expenses and other current liabilities	(2,151)	(5,026)
Deferred revenue	8,236	9,037
Total adjustments	32,121	31,807
Net cash provided by operating activities	38,444	34,581
Cash Flows From Investing Activities
Purchases of property and equipment	(8,821)	(6,765)
Net cash used in investing activities	(8,821)	(6,765)
Cash Flows From Financing Activities
Net payments under line of credit	(24,545)	(31,043)
Capital lease proceeds	206	4,356
Borrowing under note payable	3,105	2,859
Payments under notes payable	(920)	(813)
Change in book overdraft	(1,542)	(4,410)
Payments of obligations under capital lease	(2,222)	(1,666)
Proceeds from stock issued under stock option plans	1,895	206
Payment for deferred financing costs	(1,141)	—
Common shares repurchased and held in treasury	(1,633)	(420)
Excess tax benefit related to stock option exercises	260	141
Net cash used in financing activities	(26,537)	(30,790)
Effect of foreign currency on cash flow	(193)	(45)
Net change in cash and cash equivalents	2,893	(3,019)
Cash and cash equivalents at beginning of the period	6,535	9,484
Cash and cash equivalents at end of the period	$9,428	$6,465
Supplemental Cash Flow Information
Interest paid	$2,454	$2,459
Income taxes paid	3,260	1,404
Supplemental Non-Cash Investing and Financing Activities
Purchase of property and equipment	$2,378	$858

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013, filed with the SEC on March 18, 2013, May 10, 2013 and August 9, 2013, respectively, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2012 fiscal year and through the date of this report.

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

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. During the three months ended September 30, 2013, we generated approximately 72% of our revenue in our Commercial segment, 16% of our revenue in our Public Sector segment and 12% of our revenue in our MacMall segment. During the nine months ended September 30, 2013, we generated approximately 72% of our revenue in our Commercial segment, 14% of our revenue in our MacMall segment and 14% of our revenue in our Public Sector segment.

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

We have revised the December 31, 2012 balance sheet to reduce accounts receivable and deferred revenue by $12.2 million to correct for an immaterial error resulting from the timing of the recognition of the related amounts. We had previously recognized deferred revenue when the related amounts had been billed rather than when the cash had been received in advance of product delivery. Also, we have revised the cash flow statement for the nine months ended September 30, 2012 to reflect the correction related to the accounts receivable and deferred revenues as discussed above.

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

3. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the nine months ended September 30, 2013. Goodwill totaled $25.5 million as of September 30, 2013 and December 31, 2012, all of which related to our Commercial segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted
	Average
	Estimated	At September 30, 2013				At December 31, 2012
	Useful Lives	Gross		Accumulated	Net	Gross		Accumulated	Net
	(years)	Amount		Amortization	Amount	Amount		Amortization	Amount
Patents, trademarks & URLs	4	$5,808	(1)	$2,267	$3,541	$5,808	(1)	$1,436	$4,372
Customer relationships	9	3,299		1,339	1,960	6,349		3,713	2,636
Non-compete agreements	4	250		207	43	250		160	90
Total intangible assets		$9,357		$3,813	$5,544	$12,407		$5,309	$7,098

(1)     Included in the gross amounts for “Patents, trademarks & URLs” at September 30, 2013 and December 31, 2012 are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.5 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $1.6 million and $2.3 million for the nine months ended September 30, 2013 and 2012. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.4 million in the remainder of 2013; $0.5 million in 2014, $0.5 million in 2015, $0.3 million in 2016, $0.3 million in 2017 and $0.7 million thereafter.

4. Line of Credit and Notes Payable

On March 22, 2013, we entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with certain lenders named therein. The Amended Loan Agreement provides us an asset-based revolving credit facility that provides for, among other things, (i) a credit limit of $190 million, which may be increased by $10 million to a total of $200 million upon the fulfillment of certain conditions; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of September 30, 2017. On September 10, 2013, the Amended Loan Agreement was amended to increase our credit limit under the facility to $200 million. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2013, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2013, we had $63.1 million of net working capital advances outstanding under the line of credit. At September 30, 2013, the maximum credit line was $200 million and we had $41.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, the amended credit facility, we entered into an amended term note on March 22, 2013 with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the Amended Loan Agreement upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At September 30, 2013, we had $4.0 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $155,000 in the remainder of 2013, $620,000 annually in each of the years 2014 through 2017, and $1.4 million thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a subline under the Amended Loan Agreement. The loan bears the same interest terms as our revolving credit facility, however, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at September 30, 2013, $73,000 and $1.6 million was included in our “Notes Payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheets.

At September 30, 2013, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.94%.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At September 30, 2013, we had $9.4 million outstanding under this credit agreement, which matures as follows: $0.1 million in the remainder of 2013, $0.4 million annually in each of the years 2014 through 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million with the intent to commence construction on a new cloud data center that we currently expect to open in early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. On July 9, 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing will bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. There was no outstanding balance on this loan as of September 30, 2013.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

5. Income Taxes

Accounting for Uncertainty in Income Taxes

At September 30, 2013, we had no uncertain tax positions. For the three and nine months ended September 30, 2013 and 2012, we did not recognize any interest or penalties for uncertain tax positions and there was no accrued interest and penalties at September 30, 2013 and December 31, 2012. We do not anticipate any significant changes to our uncertain tax positions within the next twelve months.

Tax years subsequent to December 31, 2009 remain open to federal examination, and tax years subsequent to December 31, 2007 remain open to state examination. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

During the nine months ended September 30, 2013, we repurchased a total of 227,051 shares of our common stock under this program for a cost of approximately $1.6 million. There were no repurchases of our common stock during the three months ended September 30, 2013. From the inception of the program in October 2008 through September 30, 2013, we have repurchased an aggregate total of 2,837,319 shares of our common stock for a total cost of $14.3 million. The repurchased shares are held as treasury stock. At September 30, 2013, we had $5.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. As such, potential common shares of approximately 264,000 and 1,774,000 for the three months ended September 30, 2013 and 2012, and approximately 788,000 and 1,791,000 for the nine months ended September 30, 2013 and 2012 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended September 30, 2013:
Basic EPS
Net income	$1,924	11,593	$0.17
Effect of dilutive securities
Dilutive effect of stock options	—	441
Diluted EPS
Adjusted net income	$1,924	12,034	$0.16

Three Months Ended September 30, 2012:
Basic EPS
Net income	$1,813	12,039	$0.15
Effect of dilutive securities
Dilutive effect of stock options	—	138
Diluted EPS
Adjusted net income	$1813	12,177	$0.15
Nine Months Ended September 30, 2013:
Basic EPS
Net income	$6,323	11,530	$0.55
Effect of dilutive securities
Dilutive effect of stock options	—	314
Diluted EPS
Adjusted net income	$6,323	11,844	$0.53

Nine Months Ended September 30, 2012:
Basic EPS
Net income	$2,774	12,024	$0.23
Effect of dilutive securities
Dilutive effect of stock options	—	181
Diluted EPS
Adjusted net income	$2,774	12,205	$0.23

8. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended September 30, 2013
Net sales	$252,590	$55,691	$40,240	$(2)	$348,519
Gross profit (loss)	39,605	5,342	4,687	(49)	49,585
Depreciation and amortization expense(1)	978	15	221	1,773	2,987
Operating profit (loss)	15,649	1,768	250	(13,522)	4,145

Three Months Ended September 30, 2012
Net sales	$247,956	$52,672	$51,903	$(5)	$352,526
Gross profit	37,071	5,342	5,887	92	48,392
Depreciation and amortization expense(1)	1,207	25	244	1,640	3,116
Operating profit (loss)	14,488	1,943	765	(13,203)	3,993

Nine Months Ended September 30, 2013
Net sales	$761,331	$147,907	$142,938	$(68)	$1,052,108
Gross profit (loss)	117,876	13,550	16,312	(64)	147,674
Depreciation and amortization expense(1)	3,038	44	649	5,153	8,884
Operating profit (loss)	47,405	3,649	1,343	(39,084)	13,313

Nine Months Ended September 30, 2012
Net sales	$756,202	$119,275	$163,456	$(36)	$1,038,897
Gross profit	112,321	12,799	18,450	99	143,669
Depreciation and amortization expense(1)	3,592	87	776	4,963	9,418
Operating profit (loss)	43,845	1,739	1,838	(39,875)	7,547

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of September 30, 2013 and December 31, 2012, we had total consolidated assets of $350.6 million and $365.7 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

9. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.3 million for each of the three month periods ended September 30, 2013 and 2012 and $4.0 million for each of the nine month periods ended September 30, 2013 and 2012. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. During the three months ended September 30, 2013, we generated approximately 72% of our revenue in our Commercial segment, 16% of our revenue in our Public Sector segment and 12% of our revenue in our MacMall segment. During the nine months ended September 30, 2013, we generated approximately 72% of our revenue in our Commercial segment, 14% of our revenue in our MacMall segment and 14% of our revenue in our Public Sector segment.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented approximately 23% and 19% of our net sales in the three months ended September 30, 2013 and 2012, respectively, and products manufactured by Apple represented approximately 15% and 18% of our net sales in the three months ended September 30, 2013 and 2012, respectively. Products manufactured by HP represented approximately 22% and 21% of our net sales in the nine months ended September 30, 2013 and 2012, respectively, and products manufactured by Apple represented approximately 16% and 17% of our net sales in the nine months ended September 30, 2013 and 2012, respectively.

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

STRATEGIC DEVELOPMENTS

Rebranding Strategy

Over the past several years, our company has grown in part through the acquisition and internal cultivation of many different brands. We historically differentiated our brands primarily based on the identity of the customers. After carefully examining the markets we serve and the trends taking shape in the marketplace, we believe our commercial customers will benefit from a more unified and streamlined brand strategy. Accordingly, we changed our legal corporate name from PC Mall, Inc. to PCM, Inc. effective December 31, 2012 and our NASDAQ ticker symbol from MALL to PCMI effective January 2, 2013. In addition, we combined our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary effective December 31, 2012. The combined subsidiary now operates under the unified commercial brand PCM and generally includes our former SMB, MME and portions of our Corporate & Other segments. Further, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary changed its name to PCMG, Inc. and now operates under the PCM-G brand. We expect this unification will lead to an improved customer experience, operational synergies and benefits to all of our stakeholders providing a brand that better represents the value-added solutions provider we are today.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related tools, such as for workflow, tax, shipping, pricing, web development and other related items, to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we initiated the implementation and upgrade of our eCommerce systems and have completed and launched a new generation of our public websites at pcm.com, macmall.com, ecost.com, onsale.com and our extranet. We have completed an assessment of the status of the ERP project and identified business gaps. We are currently working on the design phase and finalization of the needed modifications to close the identified gaps for the completion of the major phases of the project and expect to complete this work in the fourth quarter of 2013. At the conclusion of the design phase, we expect to have a better estimate of the cost and time frame for the completion of the major phases of the project. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of at least $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation by the end of 2014. To date, we have incurred approximately $15.4 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Common Stock Repurchase Program

At September 30, 2013, we had $5.7 million available in stock repurchases under a discretionary stock repurchase program, subject to any limitations that may apply from time to time under our existing credit facility. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

New Data Center

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred an additional $1.3 million towards the construction of a new cloud data center that we currently expect to open in early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

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

In 2012, we revised our previously reported revenue and cost of goods sold to correct the accounting for certain SA transactions that were previously recorded on a gross basis, to record such transactions on a net sales basis with no corresponding cost of goods sold. We have revised revenues and cost of sales in all reported prior periods to reflect this immaterial change, which had no impact on our consolidated gross profit, operating profit or earnings per share. The impact of this revision reduced net sales and cost of goods sold for the three and nine months ended September 30, 2012 by $12.1 million and $30.6 million, respectively.

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

Pursuant to ASC 718, we estimate the grant date fair value of each stock option grant awarded pursuant to ASC 718 using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require use of accounting judgment and financial estimates. In estimating our assumption regarding expected term for options we granted during the nine months ended September 30, 2013, we computed the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

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

RESULTS OF OPERATIONS

Consolidated Statements of Operations Data

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations (in thousands, unaudited, except per share amounts) and information derived from our Consolidated Statements of Operations expressed as a percentage of net sales. There can be no assurance that trends in our net sales, gross profit or operating results will continue in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$348,519	$352,526	$1,052,108	$1,038,897
Cost of goods sold	298,934	304,134	904,434	895,228
Gross profit	49,585	48,392	147,674	143,669
Selling, general and administrative expenses	45,440	44,331	134,361	136,229
Revaluation of earnout liability	—	68	—	(107)
Operating profit	4,145	3,993	13,313	7,547
Interest expense, net	892	967	2,445	2,807
Income before income taxes	3,253	3,026	10,868	4,740
Income tax expense	1,329	1,213	4,545	1,966
Net income	$1,924	$1,813	$6,323	$2,774

Basic and Diluted Earnings Per Common Share
Basic	$0.17	$0.15	$0.55	$0.23
Diluted	0.16	0.15	0.53	0.23

Weighted average number of common shares outstanding:
Basic	11,593	12,039	11,530	12,024
Diluted	12,034	12,177	11,844	12,205

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.8	86.3	86.0	86.2
Gross profit	14.2	13.7	14.0	13.8
Selling, general and administrative expenses	13.0	12.6	12.8	13.1
Revaluation of earnout liability	—	—	—	—
Operating profit	1.2	1.1	1.2	0.7
Interest expense, net	0.3	0.3	0.2	0.2
Income before income taxes	0.9	0.8	1.0	0.5
Income tax expense	0.4	0.3	0.4	0.2
Net income	0.5%	0.5%	0.6%	0.3%

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2013		2012
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$252,590	72%	$247,956	70%	$4,634	2%
Public Sector	55,691	16	52,672	15	3,019	6
MacMall	40,240	12	51,903	15	(11,663)	(22)
Corporate & Other	(2)	—	(5)	—	3	NM (1)
Consolidated	$348,519	100%	$352,526	100%	$(4,007)	(1)%

(1)  Not meaningful.

Consolidated net sales were $348.5 million in the three months ended September 30, 2013 compared to $352.5 million in the three months ended September 30, 2012, a decrease of $4.0 million, or 1%. Consolidated sales of services were $30.0 million in the three months ended September 30, 2013 compared to $30.4 million in the three months ended September 30, 2012, a decrease of $0.4 million, or 1%, and represented 8.6% of net sales in each of the three months ended September 30, 2013 and 2012.

Commercial net sales were $252.6 million in the three months ended September 30, 2013 compared to $248.0 million in the three months ended September 30, 2012, an increase of $4.6 million, or 2%. Sales of services in the Commercial segment decreased by $0.6 million, or 2%, to $28.6 million in the three months ended September 30, 2013 from $29.2 million in the three months ended September 30, 2012, and represented 11% and 12% of Commercial net sales in the three months ended September 30, 2013 and 2012, respectively. The decrease in sales of services in the Commercial segment was primarily due to a software upgrade that was impacting one of our primary solution partners in the healthcare space. This software upgrade and the resulting decrease in our service revenues associated with that partner impacted our Commercial segment’s service revenues by $2.5 million in the three months ended September 30, 2013. We believe that the decrease in service revenues attributable to this partner’s software upgrade only affects our Commercial net sales for three months ended September 30, 2013 and do not currently expect it to have a negative impact on our Commercial segment’s results in future periods.

Public Sector net sales were $55.7 million in the three months ended September 30, 2013 compared to $52.7 million in the three months ended September 30, 2012, an increase of $3.0 million, or 6%. This increase was primarily due to an increase of $5.2 million, or 17%, in our federal government business, partially offset by a decrease of $2.1 million, or 10%, in our state and local government and educational institutions (SLED) business. The increase in our federal government business was primarily due to sales made under our new or expanded contracts awarded in the fourth quarter of 2012, but we believe that our federal government business was impacted by the ongoing federal government budget constraints. The decrease in our SLED business was primarily due to a higher mix of software maintenance products that are reported on a net basis.

MacMall net sales were $40.2 million in the three months ended September 30, 2013 compared to $51.9 million in the three months ended September 30, 2012, a decrease of $11.7 million, or 22%. We believe our MacMall business was negatively impacted by customers deferring purchases as they anticipated Apple’s major CPU and tablet product releases, which for the first time in recent history are taking place primarily in a calendar fourth quarter.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $49.6 million in the three months ended September 30, 2013, an increase of $1.2 million, or 2%, from $48.4 million in the three months ended September 30, 2012. Consolidated gross profit margin grew to 14.2% in the three months ended September 30, 2013 from 13.7% in the three months ended September 30, 2012. These results include a $1.1 million benefit related to an LCD flat panel class action settlement during the third quarter of 2013.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $45.4 million in the three months ended September 30, 2013 compared to $44.4 million in the three months ended September 30, 2012, an increase of $1.0 million, or 2%.  Consolidated SG&A expenses as a percentage of net sales increased to 13.0% in the three months ended September 30, 2013 from 12.6% in the three months ended September 30, 2012.  The increase in consolidated SG&A expenses in the three months ended September 30, 2013 was primarily due to an increase in personnel costs of $1.2 million.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,								Change in
	2013			2012					Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Change in Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$15,649	6.2%		$14,488	5.8%		$1,161	8%	0.4%
Public Sector	1,768	3.2		1,943	3.7		(175)	(9)	(0.5)
MacMall	250	0.6		765	1.5		(515)	(67)	(0.9)
Corporate & Other	(13,522)	(3.9	)(1)	(13,203)	(3.7	)(1)	(319)	2	(0.2	)(1)
Consolidated	$4,145	1.2%		$3,993	1.1%		$152	4%	0.1%

(1)        Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $4.1 million in the three months ended September 30, 2013 compared to $4.0 million in the three months ended September 30, 2012, an increase of $0.1 million or 4%.

Commercial operating profit was $15.6 million in the three months ended September 30, 2013 compared to $14.5 million in the three months ended September 30, 2012, an increase of $1.1 million, or 8%, primarily due to increased Commercial net sales discussed above and a $2.5 million increase in Commercial gross profit, partially offset by a $1.4 million increase in personnel costs. The decrease in Commercial service revenues relating to the previously discussed ongoing software upgrade that was impacting one of our primary solution partners in the healthcare space impacted our Commercial operating profit by approximately $1.1 million during the three months ended September 30, 2013.

Public Sector operating profit was $1.8 million in the three months ended September 30, 2013 compared to $1.9 million in the three months ended September 30, 2012, a decrease of $0.1 million, or 9%. This decrease was primarily due to a $0.2 million increase in advertising expenses related to our rebranding efforts while gross profit remained flat year over year.

MacMall operating profit was $0.3 million in the three months ended September 30, 2013 compared to $0.8 million in the three months ended September 30, 2012, a decrease of $0.5 million, or 67%, primarily due to a $1.2 million decrease in MacMall gross profit, partially offset by a $0.3 million decrease in personnel costs, a $0.2 million decrease in credit card processing fees and a $0.1 million decrease in variable fulfillment costs.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $13.5 million in the three months ended September 30, 2013 compared to $13.2 million in the three months ended September 30, 2012, an increase of $0.3 million, or 2%, primarily due to a $0.4 million increase in personnel costs and increases in other variable operating expenses, partially offset by a $0.4 million decrease in severance expenses.

Net Interest Expense

Total net interest expense for the three months ended September 30, 2013 decreased to $0.9 million compared with $1.0 million in the three months ended September 30, 2012. The $0.1 million decrease in net interest expense was primarily due to capitalized interest costs relating to internally developed software and lower average interest rates in the three months ended September 30, 2013, partially offset by higher average total outstanding borrowings.

Income Tax Expense

We recorded an income tax expense of $1.3 million in the three months ended September 30, 2013 compared to an income tax expense of $1.2 million in the three months ended September 30, 2012. Our effective tax rate was 41% and 40% for the three months ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Nine Months Ended September 30,
	2013		2012
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$761,331	72%	$756,202	73%	$5,129	1%
Public Sector	147,907	14	119,275	11	28,632	24
MacMall	142,938	14	163,456	16	(20,518)	(13)
Corporate & Other	(68)	—	(36)	—	(32)	NM (1)
Consolidated	$1,052,108	100%	$1,038,897	100%	$13,211	1%

(1)  Not meaningful.

Consolidated net sales were $1,052.1 million in the nine months ended September 30, 2013 compared to $1,038.9 million in the nine months ended September 30, 2012, an increase of $13.2 million, or 1%. Consolidated sales of services were $92.2 million in the nine months ended September 30, 2013 compared to $90.2 million in the nine months ended September 30, 2012, an increase of $2.0 million, or 2%, and represented 9% of net sales in each of the nine months ended September 30, 2013 and 2012.

Commercial segment net sales were $761.3 million in the nine months ended September 30, 2013 compared to $756.2 million in the nine months ended September 30, 2012, an increase of $5.1 million. Sales of services in the Commercial segment increased by $0.9 million, or 1%, to $87.8 million in the nine months ended September 30, 2013 from $86.9 million in the nine months ended September 30, 2012, and represented 12% of Commercial segment net sales in each of the nine months ended September 30, 2013 and 2012. The software upgrade discussed above and the resulting decrease in our service revenues associated with that partner impacted our Commercial segment’s service revenues by $2.5 million in the nine months ended September 30, 2013.

Public Sector net sales were $147.9 million in the nine months ended September 30, 2013 compared to $119.3 million in the nine months ended September 30, 2012, an increase of $28.6 million, or 24%. This increase was primarily due to an increase of $38.5 million, or 66%, in our federal government business, partially offset by a decrease of $8.9 million, or 15%, in our SLED business. The increase in our federal government business was primarily due to sales made under our new or expanded contracts awarded in the fourth quarter of 2012, but was impacted by ongoing federal government budget constraints. The decrease in our SLED business was primarily due to a higher mix of software maintenance products that are reported on a net basis.

MacMall net sales were $142.9 million in the nine months ended September 30, 2013 compared to $163.5 million in the nine months ended September 30, 2012, a decrease of $20.6 million, or 13%. This decrease in MacMall net sales was primarily due to a decrease in sales of tablets and what we believe was a negative impacted related to customers deferring purchases as they anticipated Apple’s major CPU and tablet product releases, which for the first time in recent history are taking place primarily in a calendar fourth quarter.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $147.7 million in the nine months ended September 30, 2013, an increase of $4.0 million, or 3%, from $143.7 million in the nine months ended September 30, 2012. Consolidated gross profit margin grew to 14.0% in the nine months ended September 30, 2013 from 13.8% in the nine months ended September 30, 2012. These results for the nine months ended September 30, 2013 include a $1.1 million benefit related to an LCD flat panel class action settlement during the third quarter of 2013.

Selling, General & Administrative Expenses

Consolidated SG&A expenses decreased by $1.7 million, or 1%, to $134.4 million in the nine months ended September 30, 2013 from $136.1 million in the nine months ended September 30, 2012 primarily due to a $1.3 million decrease in net personnel costs and a $1.0 million decrease in telecommunications costs, partially offset by a $0.6 million increase in advertising expenditures. Consolidated SG&A expenses as a percentage of net sales decreased to 12.8% in the nine months ended September 30, 2013 from 13.1% in the nine months ended September 30, 2012.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,								Change in
	2013			2012					Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Change in Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$47,405	6.2%		$43,845	5.8%		$3,560	8%	0.4%
Public Sector	3,649	2.5		1,739	1.5		1,910	NMF (2)	1.0
MacMall	1,343	0.9		1,838	1.1		(495)	(27)	(0.2)
Corporate & Other	(39,084)	(3.7	)(1)	(39,875)	(3.8	)(1)	791	(2)	0.1 (1)
Consolidated	$13,313	1.3%		$7,547	0.7%		$5,766	76%	0.6%

(1)           Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

(2)           Not meaningful.

Consolidated operating profit was $13.3 million in the nine months ended September 30, 2013 compared to $7.5 million in the nine months ended September 30, 2012, an increase of $5.8 million, or 76%.

Commercial operating profit was $47.4 million in the nine months ended September 30, 2013 compared to $43.8 million in the nine months ended September 30, 2012, an increase of $3.6 million, or 8%, primarily due to increased Commercial net sales discussed above and a $5.6 million increase in Commercial gross profit, partially offset by a $1.7 million increase in personnel costs.

Public Sector operating profit was $3.6 million in the nine months ended September 30, 2013 compared to $1.7 million in the nine months ended September 30, 2012, an increase of $1.9 million, primarily due to a $1.2 million decrease in personnel costs and a $0.8 million increase in Public Sector gross profit.

MacMall operating profit was $1.3 million in the nine months ended September 30, 2013 compared to $1.8 million in the nine months ended September 30, 2012, a decrease of $0.5 million, primarily due to a $2.1 million decrease in MacMall gross profit and a $0.7 million increase in advertising expenses, partially offset by the $1.4 million decrease in personnel costs, a $0.4 million decrease in credit card related expenses and a $0.4 million decrease in variable fulfillment expenses.

Corporate & Other operating expenses were $39.1 million in the nine months ended September 30, 2013 compared to $39.9 million in the nine months ended September 30, 2012, a decrease of $0.8 million, or 2%, primarily due to a $0.7 million decrease in telecommunications costs and a $0.3 million decrease in personnel costs.

Net Interest Expense

Total net interest expense for the nine months ended September 30, 2013 decreased to $2.4 million compared with $2.8 million in the nine months ended September 30, 2012. The $0.4 million decrease in net interest expense was primarily due to capitalized interest costs relating to internally developed software and lower average interest rates in the nine months ended September 30, 2013, partially offset by higher average total outstanding borrowings during the nine months ended September 30, 2013 compared to the same period in the prior year.

Income Tax Expense

We recorded an income tax expense of $4.5 million in the nine months ended September 30, 2013 compared to an income tax expense of $2.0 million in the nine months ended September 30, 2012. Our effective tax rate was 42% and 41% for the nine months ended September 30, 2013 and 2012, respectively.

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

We had cash and cash equivalents of $9.4 million at September 30, 2013 and $6.5 million at December 31, 2012. Our working capital was $59.7 million as of September 30, 2013 and $55.4 million as of December 31, 2012.

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the nine months ended September 30, 2013, we repurchased a total of 227,051 shares of our common stock under this program for a cost of approximately $1.6 million. There were no repurchases of our common stock during the three months ended September 30, 2013. From the inception of the program in October 2008 through September 30, 2013, we have repurchased an aggregate total of 2,837,319 shares of our common stock for a total cost of $14.3 million. The repurchased shares are held as treasury stock. At September 30, 2013, we had $5.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. As of September 30, 2013, we had a total accrued receivable of $6.4 million related to the 2012 calendar year and the first nine months of 2013. We expect to file our 2012 claim in 2013 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities in the nine months ended September 30, 2013 was $38.4 million compared to net cash provided by operating activities of $34.6 million in the nine months ended September 30, 2012.

The $38.4 million of net cash provided by operating activities in the nine months ended September 30, 2013 was primarily due to a $20.4 million decrease in inventory in anticipation of several new product announcements expected in the fourth quarter, a $9.4 million decrease in accounts receivable and an $8.2 million increase in deferred revenue related to a deferred maintenance contract, partially offset by a $6.6 million decrease in accounts payable.

The $34.6 million of net cash provided by operating activities in the nine months ended September 30, 2012 was primarily due to a $13.9 million decrease in inventory reflecting our sell through of year-end inventory, a $9.0 million increase in deferred revenues and a $5.3 million decrease in accounts receivable, reflecting payments received related to certain large sales made near the end of 2011. These items contributing to cash provided by operating activities were partially offset by a $5.0 million decrease in accrued expenses and other current liabilities.

Cash Flows from Investing Activities. Net cash used in investing activities was $8.8 million in the nine months ended September 30, 2013 compared to $6.8 million in the nine months ended September 30, 2012.

The $8.8 million and $6.8 million of net cash used in investing activities in the nine months ended September 30, 2013 and 2012, respectively, were primarily related to capital expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff. In addition, we incurred approximately $1.3 million of capital expenditures in the nine months ended September 30, 2013 related to the unfinanced portion of a building we acquired that is adjacent to the building we own in Santa Monica, California, and approximately $0.9 million of construction and related costs to build out the new data center in New Albany, Ohio.

Cash Flows from Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2013 was $26.5 million compared to $30.8 million in the nine months ended September 30, 2012. The net cash used in financing activities in each of the nine month periods ended September 30, 2013 and 2012 was primarily due to $24.5 million and $31.0 million, respectively, of net payments made on the outstanding balance of our line of credit.

Line of Credit and Note Payable. On March 22, 2013, we entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with certain lenders named therein. The Amended Loan Agreement provides us an asset-based revolving credit facility that provides for, among other things, (i) a credit limit of $190 million, which may be increased by $10 million to a total of $200 million upon the fulfillment of certain conditions; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of September 30, 2017. On September 10, 2013, the Amended Loan Agreement was amended to increase our credit limit under the facility to $200 million. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2013, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2013, we had $63.1 million of net working capital advances outstanding under the line of credit. At September 30, 2013, the maximum credit line was $200 million and we had $41.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, the amended credit facility, we entered into an amended term note on March 22, 2013 with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the Amended Loan Agreement upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At September 30, 2013, we had $4.0 million outstanding under the amended term note. The remaining balance of our term note matures as follows: $155,000 in the remainder of 2013, $620,000 annually in each of the years 2014 through 2017, and $1.4 million thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a subline under the Amended Loan Agreement. The loan bears the same interest terms as our revolving credit facility, however, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at September 30, 2013, $73,000 and $1.6 million was included in our “Notes Payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheets.

At September 30, 2013, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.94%.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At September 30, 2013, we had $9.4 million outstanding under this credit agreement, which matures as follows: $0.1 million in the remainder of 2013, $0.4 million annually in each of the years 2014 through 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million with the intent to commence construction on a new cloud data center that we currently expect to open in early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. On July 9, 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing will bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. There was no outstanding balance on this loan as of September 30, 2013.

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

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related tools, such as for workflow, tax, shipping, pricing, web development and other related items, to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we initiated the implementation and upgrade of our eCommerce systems and have completed and launched a new generation of our public websites at pcm.com, macmall.com, ecost.com, onsale.com and our extranet. We have completed an assessment of the status of the ERP project and identified business gaps. We are currently working on the design phase and finalization of the needed modifications to close the identified gaps for the completion of the major phases of the project and expect to complete this work in the fourth quarter of 2013. At the conclusion of the design phase, we expect to have a better estimate of the cost and time frame for the completion of the major phases of the project. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of at least $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation by the end of 2014. To date, we have incurred approximately $15.4 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

New Data Center

In December 2012, we completed the purchase of 7.9 acres of land with the intent to commence construction on a new cloud data center that we currently expect to open in early 2014. The proposed Tier III facility will be strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. We have incurred approximately $2.4 million through September 30, 2013 and expect to incur an incremental $8 million to $9 million of construction and related costs to build out the new data center primarily during the next six months.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, there has been no material change in any off-balance sheet arrangements since December 31, 2012.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 9 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and nine months ended September 30, 2013 other than compensation arrangements in the ordinary course of business.

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

•              our expectations with respect to the impact of delayed service revenues due to software upgrades affecting one of our primary solution partners;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At September 30, 2013, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2013. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2013, we had $63.1 million outstanding under our line of credit and $15.2 million outstanding under our notes payable. As of September 30, 2013, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.8 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of September 30, 2013, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP accounted for approximately 22% and 21% of our total net sales for the nine months ended September 30, 2013 and 2012, and products manufactured by Apple accounted for approximately 16% and 17% of our total net sales for the nine months ended September 30, 2013 and 2012. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

10.1

Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 10, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of PCM, Inc. (File No. 0-25790) filed with the Commission on September 11, 2013)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: November 8, 2013	By:	/s/Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

PCM, INC.

EXHIBIT LIST

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document