Form 10-K
period 2013-12-31
PCM, INC.
filed 2014-03-14
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $89.5 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2014, the registrant had 11,897,724 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

ITEM 1. BUSINESS

General

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams, direct marketing channels and a limited number of retail stores. Since our founding in 1987, we have served our customers by offering products and services from leading brands, such as Adobe, Apple, Cisco, Dell, HP, Lenovo, Microsoft and Oracle. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including commercial businesses, state, local and federal governments, educational institutions and individual consumers.

We operate under three reportable operating segments - Commercial, Public Sector and MacMall. Our segments are primarily aligned based upon their respective customer base. Prior to 2013, we had four reportable operating segments: MME, SMB, Public Sector and MacMall/OnSale, which were reorganized in connection with our rebranding strategy discussed below. Additional information regarding our segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2013, we generated approximately 73% of our revenue in our Commercial segment, 13% of our revenue in our Public Sector segment and 14% of our revenue in our MacMall segment.

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

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred an additional $1.3 million towards the construction of a new cloud data center that we currently expect to open in the first half of 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

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

We intend to place significant strategic emphasis on increasing the productivity and tenure of our existing sales force by enhancing our training and tools, optimizing our technical pre-sales resources and other support functions, expanding our reach into higher-value, middle-market opportunities and realigning our commercial account executives and corporate and enterprise accounts under a unified brand strategy. Through these efforts we intend to better equip our account executives to evaluate, understand and deliver profitable technology solutions that address our customers’ IT needs with a superior customer experience in a changing IT environment.

Develop and Provide Leading Edge, Value Added Services and Solutions Offerings

Historically, our growth has been driven by our hardware and software sales. Increasingly, however, our commercial customers are consuming IT in different and evolving ways. As a result, they are utilizing more elaborate services and solutions, and it is a key part of our strategy to tailor our offerings to leverage these market dynamics. We believe we have significant opportunities for growth and increased profitability by continuing to invest in, and enhance, our software, services and solutions capabilities and portfolio. We have recently enhanced our tools and billing systems with the implementation of new help desk software, and expect to open in the first half of 2014 our newly constructed cloud data center for customer use, which will be located near Columbus, Ohio. Our software, services and solutions employees collectively carry thousands of technical certifications. These professionals add value to our clients through their expertise, knowledge and ability to craft customized solutions, and we expect to continue to add to our software, service and solutions capabilities. With our experienced engineers, technicians and project managers, combined with a national network of third party service providers, we intend to efficiently provide pre-sales assessments for the complex services and solutions necessary to meet the evolving technology marketplace for our customers in the commercial and public sector markets and to profitably deliver the resulting required post-sales services and solutions.

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

•                  Training

•                  Project Management

•                  Design and Consulting

Leverage our Strong Partnerships With Key Vendors

We believe it is important to leverage our strong relationships with key OEM and publisher vendor partners such as Adobe, Apple, Cisco, Dell, HP, Lenovo, Microsoft and Oracle and other key partners on a company-wide basis. We believe our long-standing relationships with our key vendor partners give us increased visibility and legitimacy in the minds of our customers and provide us key insights related to new and existing technology products, services and solutions, roadmaps for such offerings and other critical industry dynamics.  These insights help to ensure that our sales and marketing organizations are knowledgeable and well positioned to profitably understand, market, sell and deliver these technologies to our customers, allowing us to meet our customers’ evolving and increasingly complex technology needs.

We intend to continue to invest in sales and technical competencies to drive solutions-centric sales to commercial customers. We have continued to add specializations with our top partners in an effort to better align us with their respective growth strategies. We also intend to continue to invest in and enhance our training programs, our compensation plans and our marketing activities related to each of our key vendor partners. These investments and enhancements are central to our strategic efforts intended to add additional value to these partners by maintaining and enhancing our ability to efficiently and effectively market, sell, deliver and incorporate their products and services into our comprehensive solutions with a high degree of customization.

Identify and Drive Further Operational Efficiencies

We utilize a centralized infrastructure for our back-office capabilities. In order to free our sales and marketing organizations to increase their focus on our existing and prospective customers, we maintain centralized IT, finance, human resources, and other support functions. We believe that leveraging a centralized model for these critical back-office functions drives a more efficient overall cost structure and allows us to more cost effectively introduce new tools to our sales and marketing organizations. As an additional part of our strategy to drive cost advantages and operational efficiencies, we also have located a significant number of personnel related to these functions in the Philippines and intend to continue with this strategy.

We recently completed an internal reorganization of our commercial businesses and a rebranding of our multiple commercial brands as part of our strategy to streamline various aspects of our operations and our branding. These changes are critical to our ongoing strategic efforts to drive operational efficiencies and we intend to continue implementing these changes as we go forward.  While we historically organized our marketing and sales efforts around multiple brands that were differentiated based on the different markets we serve, going forward we believe our commercial and government customers can benefit from a more unified and streamlined brand strategy. Through our reorganized operational structures and unified brand efforts, we intend to pursue substantial cost synergies. For example, we expect to achieve efficiencies by building brand equity in a single combined commercial business, which will allow us to invest and develop recognition in a single name. We expect our advertising and marketing campaigns will be simplified and will become more impactful as we expect this strategy will allow us to more effectively communicate and deliver our capabilities and organize our sales and marketing resources accordingly.

As an additional key part of our strategy to identify and drive operational efficiencies, we are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools, Microsoft Dynamics AX (Axapta) and appropriate ISV (Independent Software Vendor) solutions to upgrade our ERP systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We have completed the initial phase of the implementation, and we expect to be complete with all major phases of the implementation of the ERP systems and migration of certain of the legacy systems to the new ERP solution by the end of 2014. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we have completed the initial implementation and upgrade of our eCommerce systems and launched new generation of our public sites and extranet at pcm.com, macmall.com, pcmg.com and onsale.com.

Selectively Pursue Strategic Acquisitions

One element of our business strategy involves the potential expansion through opportunistic acquisitions of businesses, assets, personnel or technologies that allow us to complement our existing operations and expand our market coverage or add new business capabilities. The technology solutions industry has undergone significant consolidation over the past 15-20 years and while we believe that the fragmented nature of the industry, and industry consolidation trends, may continue to present acquisition opportunities for us, these trends may also make acquisitions more competitive.

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

Sales and Marketing

Sales Activities. Our account executives handle a variety of customer needs, including, assessment and support for complex technology solutions, operations and procurement processes, ongoing customer service and other value-added services in our Commercial and Public Sector segments. They are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders, but more importantly, for proactively reaching out to existing and prospective clients to assess opportunities to sell them value-added technology services and solutions. Our account executives profile accounts, identify and build relationships with key decision makers and influencers within their account base and are responsible for growing the depth of product and service categories we sell to our customers. Account executives have the authority to vary prices within specified parameters in order to be competitive. Our account executives also utilize a support team which is focused on non-selling administrative support activities, leaving our account executives incremental time to sell and prospect. We further support our account executives with systems used for order entry, customer tracking and relationship management, product availability and fulfillment schedules and which support their ability to sell across multiple product categories.

We believe that the success of our account executives is substantially dependent on the quality of our recruiting and training programs. Upon hiring, our account executives undergo an initial sales training program focusing on the use of our systems, product, service and solutions offerings, sales techniques and customer service. To ensure that they are able to effectively sell all products, services and solutions, account executives attend regular training sessions to stay up-to-date on new technology offerings. Account executives are also supported by pre-sales personnel who assist them with product specific questions and solutions support. We also require the account executives to acquire certain sales technical certifications for key technologies to ensure they are credible and competent in selling complex services and solutions.

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

We address the needs of our MacMall customers through inbound and outbound account executives who are trained to support the product needs and the order management requirements of its creative professional, small business and high-end consumer customers. The account executives are managed to efficiently handle inquiries, to process orders rapidly and to address customer service issues. The sales force has access to phone-based technical and customer service resources to ensure a 24/7 ability to handle customer needs. We believe that MacMall’s specialized capabilities make for a strong value proposition in acquiring and servicing these customers, particularly as Apple’s market share grows.

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

	Years Ended December 31,
	2013	2012	2011
Notebooks	17.6%	16.0%	15.7%
Software (1)	15.4	15.1	14.2
Desktops	9.8	10.0	10.5
Delivered services	8.6	8.5	7.3
Networking	8.3	7.3	7.1
Tablets	6.0	7.3	6.9
Storage	5.7	5.1	4.7
Displays	5.2	5.2	4.9
Manufacturer service and warranty (1)	5.1	4.2	3.5
Accessories	2.9	3.5	3.1
Input devices	2.8	3.2	2.2
Servers	2.5	3.0	3.8
Other (2)	10.1	11.6	16.1
Total	100.0%	100.0%	100.0%

(1) Software, including software licenses, maintenance and enterprise agreements, and manufacturer service and warranties are shown, for purposes of this table, on a gross sales billed to customers basis, net of returns and do not reflect the net down impact related to revenue recognition for sales of such products.

(2) All other includes power, printers, supplies, consumer electronics, memory, iPod/MP3 and miscellaneous other items.

Service Offerings for Commercial and Public Sector Markets

Our sales of services were in excess of $120 million in 2013 and represented approximately 8.6% of our overall revenues. As part of our strategy, we recently enhanced our tools and billing systems with the implementation of new help desk software and expect to open in the first half of 2014 our newly constructed cloud data center for customer use, which will be located near Columbus, Ohio. We are focused on working with our customers to identify areas where they can gain efficiencies by outsourcing to us traditional IT functions, including help desk support, deployment, project management, hosting, and related IT functions. We also continue to enhance our value proposition in the areas where we believe companies are increasingly investing. Specifically, we are focused on solutions around the data center (which includes storage and security solutions), cloud computing, collaboration, virtualization, secure mobility, borderless networks and enterprise software solutions. Our services are available to our commercial and public sector customers and span the entire IT life cycle.

To better support our customers and as a reflection of our focus on customer satisfaction, we have grown to over 800 certified engineers, technicians and project managers providing on-site support to our clients. These professionals, who collectively hold thousands of technical certifications, support a wide variety of technology services, software and solutions and, along with our strong industry relationships with Adobe, Apple, Cisco, Dell, HP, Lenovo, Microsoft, Oracle and others, are augmented by a nationwide network of service providers, which act as our subcontractors to increase our reach into all of our geographical markets and allow us to deliver the most appropriate solutions for our customers. Our IT services, whether they are delivered by us or through our partners, complement our offerings and allow us to develop complete solutions to meet our customers’ needs.

Purchasing and Inventory

Effective purchasing is a key element of our strategy to provide technology products and solutions at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return and price protection policies and certain other vendor consideration. Products manufactured by HP accounted for 21%, 20% and 21% of our net sales in 2013, 2012 and 2011 and products manufactured by Apple represented approximately 18%, 18% and 21% of our net sales in 2013, 2012 and 2011. We are also linked electronically with 25 distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. These arrangements allow us to reduce inventory carrying costs, achieve higher order fill rates and improve inventory turns.

Many of our vendor partners provide us with volume incentive rebates and market development funds to assist in the active marketing and sales of their products. Such funds help offset portions of the costs incurred to market their products. As is customary in our industry, we have no long-term supply contracts with any of our vendors. Substantially all of our contracts with our vendors are terminable upon 30 days’ notice or less.

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

Distribution

We operate a full-service 212,000 square foot distribution center in Memphis, Tennessee, an 84,640 square foot warehouse facility in Columbus, Ohio and a 20,254 square foot warehouse facility in Irvine, California. The Memphis warehouse is our primary distribution center and is strategically located near the FedEx main hub in Memphis, which allows most orders of in-stock products accepted by 10:00 p.m. Eastern Time to be shipped for delivery by 10:30 a.m. the following day via FedEx priority, if requested by the customer. We have a comprehensive network of transportation and delivery partners that is optimized to meet our customers’ service level requirements. The Columbus and Irvine warehouses primarily function as custom configuration and distribution centers for our commercial customers. We believe that our existing distribution facilities are adequate for our current and foreseeable future needs.

Our distribution and fulfillment process is highly automated. When an order is entered into our systems and credit is approved, the order is electronically transmitted to one of our warehouses or our vast network of distributors and manufacturers warehouses that are electronically linked to our systems for order fulfillment. Inventory items are bar coded and located in computer-designated areas which are easily identified for accurate processing. Orders are checked with bar code scanners prior to final packing to ensure that each order is packed correctly.

We also have electronic purchasing and drop shipping systems for products that are not in stock at our distribution centers. Twenty-five distributors and manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit orders electronically for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, service level, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received.

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

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items and ISVs (Independent Software Vendors), to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we have completed the initial implementation and upgrade of our eCommerce systems and launched a new generation of our public sites and extranet at pcm.com, macmall.com, pcmg.com and onsale.com. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation of the ERP systems and migration of certain of the legacy systems to the new ERP solution by the end of 2014. To date, we have incurred approximately $16.8 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

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

We relocated our company headquarters and main data center from Torrance, California to El Segundo, California in late 2011. As a result of this relocation, we upgraded our infrastructure and provided geographical redundancy for critical systems that were operating from Torrance. The geographical redundancy is provided through our newly upgraded data center in El Segundo and our own hosting facility in Atlanta. The two data centers now provide geographically redundancy for certain critical systems.

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

•             large value added resellers such as CompuCom Systems, Pomeroy IT Solutions and World Wide Technology;

•             government resellers such as CDWG and GovConnection;

•             computer retail stores and resellers, including superstores such as Best Buy, Office Depot and Staples;

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

The manner in which the products, solutions and services we sell are distributed and sold is continually changing, and new methods of sales and distribution have emerged. Information technology resellers are consolidating operations and acquiring or merging with other resellers to achieve economies of scale and increased efficiency. Our largest manufacturers have sold, and continue to sell, their products directly to customers. To the extent additional manufacturers adopt this selling format it could adversely affect our sales and profitability. In addition, traditional retailers have entered and may increase their penetration into direct marketing and the commercial market. Industry reconfiguration and consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit.

Although many of our competitors have greater financial resources than we do, we believe that our ability to offer commercial, public sector and consumer customers a wide selection of products, solutions and services, at competitive prices, with prompt delivery and a high level of customer satisfaction, together with good relationships with our vendors and suppliers, allows us to compete effectively. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from our vendor partners. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products and solutions, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their websites and systems development than we can. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. An increase in competition could require us to adopt competitive pricing or advertising strategies that may have an adverse effect on our operating results. There can be no assurance that we can continue to compete effectively against existing or new competitors that may enter the market.

Intellectual Property

We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including using our trademarks or domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and administrative proceedings to be successful. We have numerous trademarks and service marks that we consider to be material to the successful operation of our business. We have registrations in the United States and in numerous foreign jurisdictions.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2013, 2012 and 2011 are summarized in Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

We operate under three reportable operating segments - Commercial, Public Sector and MacMall. Our segments are primarily aligned based upon their respective customer base. Prior to 2013, we had four reportable operating segments: MME, SMB, Public Sector and MacMall/OnSale, which were reorganized in connection with our rebranding strategy. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other.

Employees

At December 31, 2013, we had 2,837 full-time and 83 part-time employees, consisting of 1,915 in the United States, 357 in Canada and 648 in the Philippines. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

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

In addition to our ERP and eCommerce systems upgrades that are currently being implemented, we also regularly upgrade our systems in an effort to better meet the information requirements of our users, and believe that to remain competitive, it will be necessary for us to upgrade these systems on a regular basis in the future. The implementation of any upgrades is complex, in part, because of the wide range of processes and the multiple systems that may need to be integrated across our business.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP accounted for approximately 21%, 20% and 21% of our total net sales for 2013, 2012 and 2011 and products manufactured by Apple accounted for approximately 18%, 18% and 21% of our total net sales for 2013, 2012 and 2011. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

Breaches of data security could significantly impact our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2013, we operated in approximately 813,000 square feet of space in the United States, Canada and the Philippines. We lease a total of approximately 688,000 square feet of space primarily used for office, distribution, data center and retail store purposes. We also own approximately 125,000 square feet of space, primarily used for our corporate headquarters, data center and retail store purposes. Each of our facilities is utilized by one or more of our segments. Our MacMall segment uses all of our properties except for the Lewis Center, Ohio office and the Irvine, California office.

Our principal facilities at December 31, 2013 are set forth in the table below:

Description	Sq. Ft.	Location
Main Distribution Center	212,000	Memphis, TN
Midwest Regional Headquarters, Sales Office and Distribution Center	144,000	Lewis Center, OH
Corporate Headquarters and Sales Office (1)	83,864	El Segundo, CA
Irvine Sales Office and Distribution Center	60,072	Irvine, CA
New Albany Data Center(1)(2)	30,850	New Albany, Ohio
Roswell Data Center	23,200	Roswell, Georgia
Retail Store — Santa Monica(1)	9,750	Santa Monica, CA

(1)   Owned.

(2)   Currently under construction and expected to be completed in the first half of 2014.

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

***

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective January 2, 2013, in conjunction with our corporate name change from PC Mall, Inc. to PCM, Inc., we changed our ticker symbol to PCMI from MALL. Our common stock has been publicly traded on the Nasdaq Global Market (formerly known as Nasdaq National Market) since our initial public offering on April 4, 1995.

The following table sets forth the range of high and low sales price per share for our common stock for the periods indicated, as reported on the Nasdaq Global Market:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2013
First Quarter	$9.11	$6.10
Second Quarter	10.00	6.02
Third Quarter	11.96	8.86
Fourth Quarter	11.49	9.00
Year Ended December 31, 2012
First Quarter	$6.54	$5.28
Second Quarter	6.52	5.25
Third Quarter	6.30	5.27
Fourth Quarter	6.70	5.06

As of the close of business on March 10, 2014, there were approximately 21 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

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

During the year ended December 31, 2013, we repurchased a total of 227,051 shares of our common stock under this program for a cost of approximately $1.6 million. There were no repurchases of our common stock during the three months ended December 31, 2013. From the inception of the program in October 2008 through December 31, 2013, we have repurchased an aggregate total of 2,837,319 shares of our common stock for a total cost of $14.3 million. The repurchased shares are held as treasury stock. At December 31, 2013, we had $5.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2008. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PCM, Inc., the NASDAQ Composite Index, and the NASDAQ Retail Trade Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	Measurement Period (fiscal years covered)
	12/08	12/09	12/10	12/11	12/12	12/13
PCM, Inc.	$100.00	$130.17	$188.78	$156.61	$154.86	$256.11
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Retail Trade	100.00	172.03	220.84	233.24	301.08	410.04

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2010 and 2009 along with the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 presented below were derived from our audited consolidated financial statements which are not included elsewhere herein.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,424,199	$1,420,859	$1,421,385	$1,358,749	$1,138,061
Cost of goods sold	1,226,393	1,226,671	1,230,897	1,187,454	985,045
Gross profit	197,806	194,188	190,488	171,295	153,016
Selling, general and administrative expenses	180,473	181,211	181,461	156,827	145,274
Other items (1)(2)	—	393	(429)	—	—
Operating profit	17,333	12,584	9,456	14,468	7,742
Interest expense, net	3,340	3,790	3,284	2,019	1,567
Income before income taxes	13,993	8,794	6,172	12,449	6,175
Income tax expense	5,864	3,700	3,040	4,876	2,818
Net income	$8,129	$5,094	$3,132	$7,573	$3,357
Basic and Diluted Earnings Per Common Share:
Basic	$0.70	$0.42	$0.26	$0.62	$0.27
Diluted	0.68	0.42	0.25	0.61	0.26

(1)   2012 includes a $0.5 million charge related to a customer’s demand for credit for software maintenance for which we had paid the vendor and were not able to obtain reimbursement and a $0.1 million decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition.

(2)   2011 includes a $1.2 million decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition and a $0.8 million write-down of indefinite-lived SARCOM trademark based on reassessment of its remaining useful life in 2011.

	At December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,992	$6,535	$9,484	$10,711	$9,215
Working capital	57,595	55,392	45,277	52,638	54,034
Total assets	434,822	365,735	378,536	323,518	290,537
Short-term debt	1,167	812	1,015	783	1,038
Line of credit	110,499	87,630	91,852	50,301	53,127
Long-term debt, excluding current portion	13,742	10,960	8,984	2,666	3,333
Total stockholders’ equity	125,762	116,111	110,826	107,293	97,755

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

BUSINESS OVERVIEW

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams, direct marketing channels and a limited number of retail stores. Since our founding in 1987, we have served our customers by offering products and services from leading brands, such as Adobe, Apple, Cisco, Dell, HP, Lenovo, Microsoft and Oracle. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including commercial businesses, state, local and federal governments, educational institutions and individual consumers.

We operate under three reportable operating segments - Commercial, Public Sector and MacMall. Our segments are primarily aligned based upon their respective customer base. Prior to 2013, we had four reportable operating segments: MME, SMB, Public Sector and MacMall/OnSale, which were reorganized in connection with our rebranding strategy discussed below. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2013, we generated approximately 73% of our revenue in our Commercial segment, 14% of our revenue in our MacMall segment and 13% of our revenue in our Public Sector segment.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented approximately 21%, 20% and 21% of our net sales in 2013, 2012 and 2011 and products manufactured by Apple represented approximately 18%, 18% and 21% of our net sales in 2013, 2012 and 2011.

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

STRATEGIC DEVELOPMENTS

Rebranding Strategy

Over the past several years, our company has grown in part through the acquisition and internal cultivation of many different brands. We have historically differentiated our brands primarily based on the identity of the customers. After carefully examining the markets we serve and the trends taking shape in the marketplace, we changed our legal corporate name from PC Mall, Inc. to PCM, Inc. in December 2012 and our NASDAQ ticker symbol from MALL to PCMI. In addition, we combined our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary operating under the unified commercial brand PCM. Further, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary changed its name to PCMG, Inc. and operates under the PCM-G brand. Our rebranding efforts were undertaken to improve customer experience, operational synergies and benefit our stakeholders providing a brand that better represents the value-added solutions provider we are today.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items and ISVs (Independent Software Vendors), to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we have completed the initial implementation and upgrade of our eCommerce systems and launched new generation of our public sites and extranet at pcm.com, macmall.com, pcmg.com and onsale.com. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation of the ERP systems and migration of certain of the legacy systems to the new ERP solution by the end 2014. To date, we have incurred approximately $16.8 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Real Estate Transactions

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our primary revolving credit facility. The loan bears the same interest terms as our revolving credit facility. However, the principal amount is amortized monthly over an 84 month period, with monthly principal amortization of approximately $24,000 beginning in July 2014.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred an additional $2.8 million towards the construction of a new cloud data center that we currently expect to open in the first half of 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

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

Acquisitions

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

In June 2010, we completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”), which was a provider of hosted data center and managed IT services primarily in the southeastern United States. NSPI’s managed services included hosted and remote managed monitoring of data centers, networks and IT environments, software as a service (SaaS), infrastructure as a service (IaaS), and other project-based offerings. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. At the time of the acquisition, we recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders could earn additional consideration based on the performance of the NSPI business over two years following the acquisition, up to a total of approximately $5.2 million. In accordance with ASC 805, “Purchase Price Allocations,” based on a valuation of the fair value of the contingent consideration, we initially recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation was based upon management’s initial forecasts of expected profitability of NSPI during the earnout period. In 2012 and 2011, we recorded an adjustment to reduce the earnout liability by $0.1 million and $1.2 million, respectively, to reflect the decrease in estimated fair value of the earnout liability, and such adjustment is reflected as “Revaluation of earnout liability” on our Consolidated Statements of Operations for the years ended December 31, 2012 and 2011. All required consideration has been paid as of December 31, 2012. Further, in 2012, in anticipation of the rebranding and restructuring efforts that took place effective December 31, 2012, we began accelerating the amortization of the NSPI trademark such that it became fully amortized as of December 31, 2013, allowing one additional year for its brand transition to PCM.

Common Stock Repurchase Program

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. At December 31, 2013, we had $5.7 million available in stock repurchases under a discretionary stock repurchase program, subject to any limitations that may apply from time to time under our existing credit facility. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

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

Revenue Recognition. We adhere to the revised guidelines and principles of sales recognition described in ASC 605 - Revenue Recognition. Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

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

Vendor Consideration. We receive vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50, Customer Payments and Incentives since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. At the end of any given period, unbilled receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.”

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718 — Compensation — Stock Compensation. ASC 718 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. We record compensation expense related to stock-based compensation over the award’s requisite service period on a straight-line basis.

We estimate the grant date fair value of each stock option grant awarded using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require use of accounting judgment and financial estimates. We compute the expected term assumption based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate is revised annually based upon the most updated forfeiture information at that time. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually as of October 1, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss.

Under ASC 350 — Intangibles — Goodwill and Other, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2013. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2013, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2013. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon and Commercial without Abreon reporting units exceeding their respective carrying values by 105% and 39% and, accordingly, we were not required to perform the second step of the goodwill evaluation. There is $7.2 million and $18.3 million of goodwill residing in our Abreon and Commercial without Abreon reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2013, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 31% as of October 1, 2013. We believe several factors contributed to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2013 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2014 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Years Ended December 31,
	2013	2012	2011
Net sales	$1,424,199	$1,420,859	$1,421,385
Cost of goods sold	1,226,393	1,226,671	1,230,897
Gross profit	197,806	194,188	190,488
Selling, general and administrative expenses	180,473	181,211	181,461
Revaluation of earnout liability	—	(107)	(1,229)
Impairment of indefinite-lived trademark	—	—	800
Other charge	—	500	—
Operating profit	17,333	12,584	9,456
Interest expense, net	3,340	3,790	3,284
Income before income taxes	13,993	8,794	6,172
Income tax expense	5,864	3,700	3,040
Net income	$8,129	$5,094	$3,132

	As a Percentage of Net Sales For Years Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	86.1	86.3	86.6
Gross profit	13.9	13.7	13.4
Selling, general and administrative expenses	12.7	12.8	12.8
Revaluation of earnout liability	—	—	(0.1)
Impairment of indefinite-lived trademark	—	—	0.1
Other charge	—	—	—
Operating profit	1.2	0.9	0.6
Interest expense, net	0.2	0.3	0.2
Income before income taxes	1.0	0.6	0.4
Income tax expense	0.4	0.2	0.2
Net income	0.6%	0.4%	0.2%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Year Ended December 31,
	2013		2012
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,034,776	73%	$1,026,222	72%	$8,554	1%
Public Sector	187,142	13	165,828	12	21,314	13
MacMall	202,289	14	228,851	16	(26,562)	(12)
Corporate & Other	(8)	—	(42)	—	34	NM (1)
Consolidated	$1,424,199	100%	$1,420,859	100%	$3,340	0%

(1)  Not meaningful.

Consolidated net sales were $1,424.2 million 2013 compared to $1,420.9 million in 2012, an increase of $3.3 million. Consolidated sales of services were $122.7 million in 2013 compared to $121.1 million in 2012, an increase of $1.6 million, or 1%, and represented 9% of net sales in each 2013 and 2012.

Commercial segment net sales were $1,034.8 million in 2013 compared to $1,026.2 million in 2012, an increase of $8.6 million, or 1%. Sales of services in the Commercial segment increased by $0.2 million to $116.6 million in 2013 from $116.4 million in 2012, and represented 11.3% of Commercial segment net sales in 2013 and 11.4% in 2012.

Public Sector net sales were $187.1 million in 2013 compared to $165.8 million in 2012, an increase of $21.3 million, or 13%. This increase was primarily due to an increase of $31.2 million, or 35%, in our federal government business, partially offset by a decrease of $8.8 million, or 12%, in our SLED business. The increase in our federal government business was primarily due to sales made under our new or expanded contracts awarded in the fourth quarter of 2012, but was impacted by continued uncertainty around Federal government spending levels. The decrease in our SLED business was primarily due to a higher mix of software maintenance products that are reported on a net basis.

MacMall net sales were $202.3 million in 2013 compared to $228.9 million in 2012, a decrease of $26.6 million, or 12%. This decrease in MacMall net sales was primarily due to what we believe was a negative impact related to customers deferring purchases as they anticipated Apple’s major CPU and tablet product releases, which for the first time in recent history took place primarily in a calendar fourth quarter, as well as significant constraints in supply of Apple’s new CPUs and tablets.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $197.8 million in 2013, an increase of $3.6 million, or 2%, from $194.2 million in 2012. Consolidated gross profit margin grew to 13.9% in 2013 from 13.7% in 2012. The increase in consolidated gross profit is primarily due to the increase in net sales discussed above and a $1.1 million benefit related to an LCD flat panel class action settlement during the third quarter of 2013.  The increase in consolidated gross profit margin was primarily due to a higher mix of solution sales, including a higher mix of sales reported on a net basis.

Selling, General & Administrative Expenses

Consolidated SG&A expenses decreased by $1.1 million, or 1%, to $180.5 million in 2013 from $181.6 million in 2012 primarily due to a $1.3 million decrease in telecommunications costs, a $0.9 million decrease in amortization expense, a $0.7 million decrease in credit card related fees, and a non-recurring $0.5 million charge in 2012 related to unreimbursed software maintenance costs, partially offset by a $0.7 million increase in advertising expenditures, a $0.4 million increase in travel related expenses and a $0.3 million decrease in professional consulting fees. Consolidated SG&A expenses as a percentage of net sales decreased to 12.7% in 2013 from 12.8% in 2012.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Year Ended December 31,								Change in
	2013			2012					Operating
	Operating	Operating Profit		Operating	Operating Profit		Change in Operating Profit		Profit Margin
	Profit	Margin(1)		Profit	Margin(1)		$	%	%
Commercial	$63,486	6.1%		$59,571	5.8%		$3,915	7%	0.3%
Public Sector	3,714	2.0		2,554	1.5		1,160	45	0.5
MacMall	2,081	1.0		3,014	1.3		(933)	(31)	(0.3)
Corporate & Other	(51,948)	(3.6	)(1)	(52,555)	(3.7	)(1)	607	(1)	0.1 (1)
Consolidated	$17,333	1.2%		$12,584	0.9%		$4,749	38%	0.3%

(1)     Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $17.3 million in 2013 compared to $12.6 million in 2012, an increase of $4.7 million, or 38%.

Commercial operating profit was $63.5 million in 2013 compared to $59.6 million in 2012, an increase of $3.9 million, or 7%, primarily due to increased Commercial net sales and a $6.4 million increase in Commercial gross profit, partially offset by a $2.5 million increase in personnel costs.

Public Sector operating profit was $3.7 million in 2013 compared to $2.6 million in 2012, an increase of $1.1 million, primarily due to a $1.1 million decrease in personnel costs and a $0.5 million increase in Public Sector gross profit, partially offset by a $0.3 million increase in bad debt expense and a $0.2 million increase in advertising expenditures.

MacMall operating profit was $2.1 million in 2013 compared to $3.0 million in 2012, a decrease of $0.9 million, or 31%, primarily due to a $2.9 million decrease in MacMall gross profit and a $0.5 million increase in advertising expenses, partially offset by a $1.5 million decrease in personnel costs, a $0.5 million decrease in credit card related expenses and a $0.5 million decrease in variable fulfillment expenses.

Corporate & Other operating expenses were $51.9 million in 2013 compared to $52.6 million in 2012, a decrease of $0.7 million, or 1%, primarily due to a $0.9 million decrease in telecommunications costs, partially offset by a $0.2 million increase in depreciation expense.

Net Interest Expense

Total net interest expense for 2013 decreased to $3.3 million compared with $3.8 million in 2012. The $0.5 million decrease in net interest expense was primarily due to lower average interest rates in 2013, partially offset by higher average total outstanding borrowings during 2013 compared to the same period in the prior year.

Income Tax Expense

We recorded an income tax expense of $5.9 million in 2013 compared to an income tax expense of $3.7 million in 2012, an increase of $2.2 million primarily due to an increase in pre-tax income. Our effective tax rate was 41.9% and 42.1% for 2013 and 2012, respectively.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Year Ended December 31,
	2012		2011
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,026,222	72%	$1,016,231	72%	$9,991	1%
Public Sector	165,828	12	171,631	12	(5,803)	(3)
MacMall	228,851	16	233,544	16	(4,693)	(2)
Corporate & Other	(42)	—	(21)	—	(21)	NM (1)
Consolidated	$1,420,859	100%	$1,421,385	100%	$(526)	0%

(1)  Not meaningful.

Consolidated net sales were $1,420.9 million in 2012 compared to $1,421.4 million in 2011, a decrease of $0.5 million. Consolidated sales of services were $121.1 million in 2012 compared to $103.3 million in 2011, an increase of $17.8 million, or 17%, and represented 9% of net sales in 2012 compared to 7% of net sales in 2011.

Commercial net sales were $1,026.2 million in 2012 compared to $1,016.2 million in 2011, an increase of $10.0 million, or 1%. Sales of services in the Commercial segment increased by $17.4 million, or 18%, to $116.4 million 2012 from $99.0 million in 2011, and represented 11% and 10% of Commercial net sales in 2012 and 2011, respectively. Commercial net sales were impacted by a $45.3 million decline in sales to promotional companies as a result of a program change by a large vendor in late 2011.

Public Sector net sales decreased by $5.8 million, or 3%, to $165.8 million in 2012 from $171.6 million in 2011. This decrease in Public Sector net sales was due to a decrease of $8.6 million, or 9%, in our federal government business, which was partially offset by an increase of $2.8 million, or 4%, in sales to SLED customers resulting primarily from increased account executive headcount focused on our SLED business.

MacMall net sales decreased by $4.6 million, or 2%, to $228.9 million in 2012 compared to $233.5 million in 2011. The decrease in MacMall net sales was primarily due to a $3.1 million decrease related to the vendor program change discussed above. In addition, the decrease in MacMall net sales was affected by soft demand resulting from market anticipation of major product releases which did not occur until the fourth quarter of 2012, as compared to new product releases in the prior year which occurred in the third quarter of 2011. These reductions were partially offset by a $6.1 million, or 20%, increase in retail sales driven by our two new retail stores.

Gross Profit and Gross Profit Margin

Consolidated gross profit for 2012 was $194.2 million compared to $190.5 million in 2011, a $3.7 million or 2% increase. Consolidated gross profit margin was 13.7% in 2012 compared to 13.4% in 2011.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $0.6 million to $181.6 million in 2012 from $181.0 million in 2011 primarily due to a $2.5 million increase in depreciation and amortization expenses and a $1.1 million increase in net personnel costs, partially offset by a $1.7 million decrease in legal costs and a $1.5 million decrease in lease related costs. Consolidated SG&A expenses as a percentage of net sales increased slightly to 12.8% in 2012 from 12.7% in 2011.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Year Ended December 31,								Change in
	2012			2011					Operating
	Operating	Operating Profit		Operating	Operating Profit		Change in Operating Profit		Profit Margin
	Profit	Margin(1)		Profit	Margin(1)		$	%	%
Commercial	$59,571	5.8%		$57,408	5.6%		$2,163	4%	0.2%
Public Sector	2,554	1.5		1,748	1.0		806	46	0.5
MacMall	3,014	1.3		279	0.1		2,735	NM (2)	1.2
Corporate & Other	(52,555)	(3.7	)(1)	(49,979)	(3.5	)(1)	(2,576)	5	(0.2)
Consolidated	$12,584	0.9%		$9,456	0.7%		$3,128	33%	0.2%

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

Commercial operating profit was $59.6 million in 2012 compared to $57.4 million in 2011, an increase of $2.2 million, or 4%, primarily due to increased Commercial net sales discussed above and a $3.2 million increase in Commercial gross profit, partially offset by a $0.9 million increase in personnel costs, a non-recurring $0.5 million charge related to unreimbursed software maintenance costs and a $1.1 million difference in the 2012 reduction, compared to the 2011 reduction, of the estimated fair value of contingent consideration liability related to our NSPI acquisition. The liability reduction, which reduced SG&A, was $0.1 million in 2012 compared to $1.2 million in 2011.

Public Sector operating profit was $2.6 million in 2012 compared to $1.7 million in 2011, an increase of $0.9 million, or 46%. The increase in Public Sector operating profit was primarily due to a $0.8 million decrease in personnel costs.

MacMall operating profit increased by $2.7 million to $3.0 million in 2012 compared to $0.3 million in 2011. The increase in MacMall operating profit was primarily due to a $1.0 million decrease in MacMall personnel costs, a $0.5 million decrease in legal costs, a $0.5 million decrease in outside services and a $0.5 million increase in MacMall gross profit, partially offset by a $0.5 million increase in advertising expenditures.

Corporate & Other expenses increased by $2.6 million, or 5%, to $52.6 million in 2012 from $50.0 million in 2011. This increase was primarily due to a $2.7 million increase in net personnel costs, which includes an increase of $0.8 million of severance and restructuring related costs, a $1.4 million increase in depreciation expense associated with the completed portions of our on-going systems upgrades, a $0.5 million increase in professional consulting fees, and a $0.4 million increase in outside services, partially offset by a $1.5 million decrease in litigation costs primarily related to defending in the prior year what we believe was a meritless lawsuit which was settled in January 2012 without liability to us.

Net Interest Expense

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

Income Tax Expense

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

We had cash and cash equivalents of $10.0 million at December 31, 2013 and $6.5 million at December 31, 2012. Our working capital increased by $2.3 million to $57.6 million at December 31, 2013 from $55.4 million at December 31, 2012.

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

During the year ended December 31, 2013, we repurchased a total of 227,051 shares of our common stock under this program for a cost of approximately $1.6 million. From the inception of the program in October 2008 through December 31, 2013, we have repurchased an aggregate total of 2,837,319 shares of our common stock for a total cost of $14.3 million. The repurchased shares are held as treasury stock. At December 31, 2013, we had $5.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. As of December 31, 2013, we had a total accrued receivable of $7.0 million related to 2012 and 2013. We expect to file our 2013 claim in 2014 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities was $0.9 million in 2013 compared to $13.6 million in 2012, and net cash used in operating activities of $22.1 million in 2011.

The $0.9 million of net cash provided by operating activities in 2013 was primarily related to a $31.0 million increase in accounts payable and net income before non-cash adjustments, partially offset by a $48.0 million increase in inventory due to the timing of large strategic purchases made near the end of the year, a majority of which we have already sold through so far in the first quarter of 2014.

The $13.6 million of net cash provided by operating activities in 2012 was primarily related to net income before non-cash adjustments and a $10.5 million decrease in inventory mostly reflecting a sell-through of seasonal purchases made in late 2011, partially offset by a $17.6 million reduction in accounts payable due to the timing of payments to our largest vendors.

The $22.1 million of net cash used in operating activities in 2011 was primarily due to a $23.2 million increase in accounts receivable and a $14.9 million increase in inventory, partially offset by net income and non-cash adjustments to net income such as $10.0 million in depreciation and amortization. The increase in accounts receivable in 2011 reflects our increased focus on sales to commercial companies and also was impacted by large sales near the end of 2011 that did not occur at the end of 2010. The increase in inventory in 2011 was due to a strategic purchase made near the end of 2011 of a large supply of inventory from a single vendor.

Cash Flows from Investing Activities.  Net cash used in investing activities during the years ended December 31, 2013, 2012 and 2011 was $15.5 million, $9.4 million and $30.3 million, respectively.

The $15.5 million of net cash used in investing activities in 2013 was primarily related to capital expenditure relating to investments in our IT infrastructure, the creation of enhanced electronic tools for our account executives and sales support staff, $1.3 million related to the unfinanced portion of a building we acquired that is adjacent to the building we own in Santa Monica, California, and approximately $2.8 million of construction and related costs to build out the new data center in New Albany, Ohio. We expect to incur approximately an incremental $7.5 million of construction and related costs to build out the new data center primarily during 2014.

The $9.4 million of net cash used in investing activities in 2012 was primarily related to capital expenditure relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff as well as the purchase of 7.9 acres of land in New Albany, Ohio on which we commenced construction of a new cloud data center that we expect to open in the first half of 2014.

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

Cash Flows from Financing Activities. Net cash provided by financing activities was $18.4 million in 2013 compared to net cash used in financing activities of $7.3 million in 2012 and net cash provided by financing activities of $51.2 million in 2011.

The $18.4 million of net cash provided by financing activities in 2013 was primarily related to the $22.9 million increase in our outstanding borrowings on our line of credit, partially offset by $2.9 million of payments on our capital lease obligations.

The $7.3 million of net cash used in financing activities in 2012 was primarily related to $4.2 million of net payments on our line of credit, $3.9 million related to repurchases of our common stock, a $2.6 million change in book overdraft and $2.4 million of payments on our capital lease obligations, partially offset by $4.4 million of proceeds resulting from capital leases entered into during 2012 but relating to assets acquired in the prior year.

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

Line of Credit and Notes Payable.  We maintain an asset-based revolving credit facility that provides for, among other things, (i) a credit limit of $200 million; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of September 30, 2017. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2013, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2013, we had $110.5 million of net working capital advances outstanding under the line of credit. At December 31, 2013, the maximum credit line was $200 million and we had $33.8 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of , our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At December 31, 2013, we had $3.9 million outstanding under the term note. The remaining balance of our term note matures as follows: $620,000 annually in each of the years 2014 through 2017, and $1.4 million thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility. However, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at December 31, 2013, $145,000 and $1.6 million was included in our “Notes Payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets.

At December 31, 2013, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.99%.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At December 31, 2013, we had $9.3 million outstanding under this credit agreement, which matures as follows: $0.4 million annually in each of the years 2014 through 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million with the intent to commence construction on a new cloud data center that we currently expect to open in the first half of 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing will bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. There was no outstanding balance on this loan as of December 31, 2013.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2013 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt obligations (a) (Note 8)	$14,910	$1,167	$10,737	$1,820	$1,186
Purchase obligations (b) (Note 10)	10,015	8,405	1,610	—	—
Operating lease obligations (Note 10)	22,535	5,744	9,528	2,974	4,289
Capital lease obligations (Note 10)	7,006	2,490	3,910	606	—
Total contractual obligations	$54,466	$17,806	$25,785	$5,400	$5,475

Other commercial commitments (c):
Line of credit (a) (Note 8)	$110,499	$110,499	$—	$—	$—

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

(c)                    We had $10.1 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2013. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2013.

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX (Axapta) and other related tools, such as workflow software, web development tools and other related items and ISVs (Independent Software Vendors), to upgrade our ERP and eCommerce systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we have completed the initial implementation and upgrade of our eCommerce systems and launched new generation of our public sites and extranet at pcm.com, macmall.com, pcmg.com and onsale.com. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $19 million for the major phases of these IT system upgrades and to be complete with all major phases of the implementation of the ERP systems and migration of certain of the legacy systems to the new ERP solution by the end 2014. To date, we have incurred approximately $16.8 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

New Data Center

In December 2012, we completed the purchase of 7.9 acres of land with the intent to commence construction on a new cloud data center that we currently expect to open in the first half of 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. As of December 31, 2013, we expect to incur and pay approximately $7.5 million of incremental construction and related costs to build out the new data center primarily during 2014.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 10 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the year ended December 31, 2013 other than compensation arrangements in the ordinary course of business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At December 31, 2013, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2013. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and note payable. The variable interest rates on our line of credit and note payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2013, we had $110.5 million outstanding under our line of credit and $14.9 million outstanding under our note payable. As of December 31, 2013, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $1.3 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of December 31, 2013, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets.

***

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PCM, Inc.:

We have audited the accompanying consolidated balance sheet of PCM, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013. Our audits also included the financial statement schedule for the year ended December 31, 2013 listed in the index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCM, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCM, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows  for each of the two years in the period ended December 31, 2012 present fairly, in all material respects, the financial position of  PCM, Inc. and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the timing of its annual goodwill impairment assessment in 2012.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 18, 2013

PCM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	At December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,992	$6,535
Accounts receivable, net of allowances of $1,413 and $1,459	196,078	190,079
Inventories	116,961	68,942
Prepaid expenses and other current assets	14,893	14,028
Deferred income taxes	2,583	3,004
Total current assets	340,507	282,588
Property and equipment, net	56,607	48,180
Deferred income taxes	225	380
Goodwill	25,510	25,510
Intangible assets, net	5,150	7,098
Other assets	6,823	1,979
Total assets	$434,822	$365,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,030	$102,972
Accrued expenses and other current liabilities	30,760	30,371
Deferred revenue	9,456	5,411
Line of credit	110,499	87,630
Notes payable — current	1,167	812
Total current liabilities	282,912	227,196
Notes payable and other long-term liabilities	18,247	16,750
Deferred income taxes	7,901	5,678
Total liabilities	309,060	249,624
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,053,067 and 14,560,801 shares issued; and 11,790,674 and 11,525,459 shares outstanding, respectively	15	14
Additional paid-in capital	115,801	111,952
Treasury stock, at cost: 3,262,393 and 3,035,342 shares, respectively	(15,321)	(13,688)
Accumulated other comprehensive income	1,816	2,511
Retained earnings	23,451	15,322
Total stockholders’ equity	125,762	116,111
Total liabilities and stockholders’ equity	$434,822	$365,735

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net sales	$1,424,199	$1,420,859	$1,421,385
Cost of goods sold	1,226,393	1,226,671	1,230,897
Gross profit	197,806	194,188	190,488
Selling, general and administrative expenses	180,473	181,211	181,461
Revaluation of earnout liability	—	(107)	(1,229)
Impairment of indefinite-lived trademark	—	—	800
Other charge	—	500	—
Operating profit	17,333	12,584	9,456
Interest expense, net	3,340	3,790	3,284
Income before income taxes	13,993	8,794	6,172
Income tax expense	5,864	3,700	3,040
Net income	$8,129	$5,094	$3,132
Basic and Diluted Earnings Per Common Share
Basic	$0.70	$0.42	$0.26
Diluted	0.68	0.42	0.25
Weighted average number of common shares outstanding:
Basic	11,583	11,989	12,225
Diluted	11,923	12,160	12,476

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$8,129	$5,094	$3,132
Other comprehensive income (loss):
Foreign currency translation adjustments	(695)	255	(209)
Total other comprehensive income (loss)	(695)	255	(209)
Comprehensive income	$7,434	$5,349	$2,923

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Retained
	Common Stock		Paid-in	Treasury	Comprehensive	Earnings
	Outstanding	Amount	Capital	Stock	Income	(Deficit)	Total
Balance at December 31, 2010	12,149	14	$104,894	$(7,176)	$2,465	$7,096	$107,293
Stock option exercises and related income tax benefit	279	—	763	—	—	—	763
Stock-based compensation expense	—	—	2,404	—	—	—	2,404
Purchases of common stock under a stock repurchase program	(432)	—	—	(2,557)	—	—	(2,557)
Subtotal	—	—	—	—	—	—	107,903
Net income	—	—	—	—	—	3,132	3,132
Translation adjustments, net of taxes	—	—	—	—	(209)	—	(209)
Comprehensive income	—	—	—	—	—	—	2,923
Balance at December 31, 2011	11,996	14	108,061	(9,733)	2,256	10,228	110,826
Stock option exercises and related income tax benefit	183	—	1,991	(45)	—	—	1,946
Stock-based compensation expense	—	—	1,900	—	—	—	1,900
Purchases of common stock under a stock repurchase program	(654)	—	—	(3,910)	—	—	(3,910)
Subtotal	—	—	—	—	—	—	110,762
Net income	—	—	—	—	—	5,094	5,094
Translation adjustments, net of taxes	—	—	—	—	255	—	255
Comprehensive income	—	—	—	—	—	—	5,349
Balance at December 31, 2012	11,525	$14	111,952	(13,688)	2,511	15,322	116,111
Stock option exercises and related income tax benefit	493	1	2,332		—	—	2,333
Stock-based compensation expense	—	—	1,517	—	—	—	1,517
Purchases of common stock under a stock repurchase program	(227)	—	—	(1,633)	—	—	(1,633)
Subtotal	—	—	—	—	—	—	118,328
Net income	—	—	—	—	—	8,129	8,129
Translation adjustments, net of taxes	—	—	—	—	(695)	—	(695)
Comprehensive income	—	—	—	—	—	—	7,434
Balance at December 31, 2013	11,791	$15	$115,801	$(15,321)	$1,816	$23,451	$125,762

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income	$8,129	$5,094	$3,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,830	12,496	10,044
Provision for deferred income taxes	1,539	2,565	2,634
Net tax benefit related to stock option exercises	—	1,387	1
Excess tax benefit related to stock option exercises	(291)	(193)	(668)
Non-cash stock-based compensation	1,517	1,900	2,404
Decrease in earnout liability	—	(1,100)	(1,229)
Impairment of indefinite-lived trademark	—	—	800
Gain on sale of fixed assets	—	—	(7)
Change in operating assets and liabilities:
Accounts receivable	(5,999)	1,584	(18,988)
Inventories	(48,019)	10,514	(14,889)
Prepaid expenses and other current assets	(1,119)	(4,037)	178
Other assets	(3,913)	315	217
Accounts payable	31,042	(17,649)	(9,425)
Accrued expenses and other current liabilities	2,161	(1,370)	2,033
Deferred revenue	4,045	2,068	1,710
Total adjustments	(7,207)	8,480	(25,185)
Net cash provided by (used in) operating activities	922	13,574	(22,053)
Cash Flows From Investing Activities
Purchases of property and equipment	(15,498)	(9,446)	(10,865)
Purchase of El Segundo building	—	—	(17,174)
Acquisition of eCost	—	—	(2,284)
Proceeds from sale of fixed assets	—	—	25
Net cash used in investing activities	(15,498)	(9,446)	(30,298)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	22,869	(4,222)	41,205
Capital lease proceeds	206	4,356	—
Borrowings under notes payable	2,884	2,859	7,198
Payments under notes payable	(1,461)	(1,087)	(757)
Change in book overdraft	(3,034)	(2,640)	7,034
Payment of earnout liability	—	(993)	(1,121)
Payments of obligations under capital leases	(2,932)	(2,440)	(1,203)
Proceeds from stock issued under stock option plans	2,362	604	762
Payments for deferred financing costs	(1,163)	—	(25)
Excess tax benefit related to stock option exercises	291	193	668
Common shares repurchased and held in treasury	(1,633)	(3,910)	(2,557)
Net cash provided by (used in) financing activities	18,389	(7,280)	51,204
Effect of foreign currency on cash flow	(356)	203	(80)
Net change in cash and cash equivalents	3,457	(2,949)	(1,227)
Cash and cash equivalents at beginning of the period	6,535	9,484	10,711
Cash and cash equivalents at end of the period	$9,992	$6,535	$9,484
Supplemental Cash Flow Information
Interest paid	$3,228	$3,305	$2,797
Income taxes paid	2,974	2,470	4,157
Supplemental Non-Cash Investing and Financing Activities (Notes 5 and 8)
Financed purchase of property and equipment	$2,821	$1,988	$2,779
Deferred financing costs	—	—	346

See Notes to the Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams, direct marketing channels and a limited number of retail stores. Since our founding in 1987, we have served our customers by offering products and services purchased from vendors such as Apple, Cisco, Dell, Ingram Micro, HP, Lenovo, Microsoft and Tech Data. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including commercial businesses, state, local and federal governments, educational institutions and individual consumers.

We operate under three reportable operating segments - Commercial, Public Sector and MacMall. Our segments are primarily aligned based upon their respective customer base. Prior to 2013, we had four reportable operating segments: MME, SMB, Public Sector and MacMall/OnSale, which were reorganized in connection with our rebranding strategy. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other. All historical segment financial information provided herein has been revised to reflect these new reportable operating segments.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2013, we generated approximately 73% of our revenue in our Commercial segment, 14% of our revenue in our MacMall segment and 13% of our revenue in our Public Sector segment.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

We have revised our Consolidated Balance Sheet as of December 31, 2012 to reduce accounts receivable and deferred revenue by $12.2 million to correct for an immaterial error resulting from the timing of the recognition of the related amounts. We had previously recognized deferred revenue when the related amounts had been billed rather than when the cash had been received in advance of product delivery. Also, we have revised the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 to reflect the correction related to the accounts receivable and deferred revenues as discussed above. The revisions represent immaterial errors not deemed material to the prior period consolidated financial statements.

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

Revenue Recognition

We adhere to the revised guidelines and principles of sales recognition described in ASC 605 — Revenue Recognition. Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

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

We receive vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50, Revenue Recognition — Customer Payments and Incentives, since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. For costs that are considered to be a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products, we accrue the vendor consideration as an offset to such costs in selling, general and administrative expenses. At the end of any given period, unbilled receivables related to our vendor consideration are included in “Accounts receivable, net of allowances” in our Consolidated Balance Sheets.

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less and credit card receivables with settlement terms less than 5 days are considered cash equivalents. Amounts due from credit card processors classified as cash totaled $2.8 million and $3.3 million at December 31, 2013 and 2012. Checks issued but not presented for payment to the bank, net of available cash subject to a right of offset, totaling $2.0 million and $5.1 million as of December 31, 2013 and 2012 were included in “Accounts payable” in our Consolidated Balance Sheets. Our cash management programs result in utilizing available cash to pay down our line of credit.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of our accounts receivable (in thousands):

	At December 31,
	2013	2012
Trade receivables	$164,832	$153,973
Vendor receivables	30,241	35,368
Other receivables	2,418	2,197
Total gross accounts receivable	197,491	191,538
Less: Allowance for doubtful accounts receivable	(1,413)	(1,459)
Accounts receivable, net	$196,078	$190,079

For the years ended December 31, 2013 and 2012, “Vendor receivables” presented above included $15.2 million and $15.5 million, respectively, of unbilled receivables relating to vendor consideration, which is described above under “Cost of Goods Sold.”

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. No customer accounted for more than 10% of trade accounts receivable at December 31, 2013 and 2012. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We have historically incurred credit losses within management’s expectations. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. As such, inventories include goods-in-transit to customers at December 31, 2013 and 2012.

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented 21%, 20% and 21% of our net sales in 2013, 2012 and 2011. Products manufactured by Apple represented approximately 18%, 18% and 21% of our net sales in 2013, 2012 and 2011.

Advertising Costs

Our advertising expenditures are expensed in the period incurred. Total net advertising expenditures, which were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $8.1 million, $7.5 million and $7.4 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as noted below. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. We also capitalize computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with ASC 350-40, Internal-Use Software.

Autos	3 – 5 years
Computers, software, machinery and equipment	1 – 7 years
Leasehold improvements	1 – 10 years
Furniture and fixtures	3 – 15 years
Building and improvements	5 – 31 years

We had $13.2 million and $11.2 million of unamortized internally developed software at December 31, 2013 and 2012, respectively.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. Historically, we performed our annual impairment test for goodwill and indefinite-lived intangible assets as of December 31 of each year. In 2012, we determined that it is preferable to perform our annual impairment test for goodwill and indefinite-lived intangible assets as of October 1 of each year, and performed our 2012 and 2013 annual impairment tests as of October 1, 2012 and October 1, 2013, respectively. We believe that an October 1 testing date for our annual goodwill impairment test is preferable because it aligns and ensures the completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. Accordingly, our management considers this accounting change preferable. This change in testing date does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to any of our previously issued financial statements.

Under ASC 350 — Intangibles — Goodwill and Other, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Our Commercial operating segment consists of the following reporting units: Abreon and Commercial without Abreon.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2013. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2013, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2013. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon and Commercial without Abreon reporting units exceeding their respective carrying values by 105% and 39% and, accordingly, we were not required to perform the second step of the goodwill evaluation. There is $7.2 million and $18.3 million of goodwill residing in our Abreon and Commercial without Abreon reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2013, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 31% as of October 1, 2013. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

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

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2013 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2014 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Income Taxes

We account for income taxes under the assets and liability method as prescribed in accordance with ASC 740 — Income Taxes. Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax basis and financial reporting amounts of existing assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We make certain estimates and judgments in determining income tax provisions and benefits, in assessing the likelihood of recovering our deferred tax assets and in evaluating our tax positions. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

We account for uncertainty in income taxes recognized in financial statements in accordance with ASC 740, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. We have elected to classify interest and penalties related to income tax liabilities, when applicable, as part of “Interest expense, net” in our Consolidated Statements of Operations.

Sales Taxes

We present sales tax we collect from our customers on a net basis (excluded from our revenues), a presentation which is prescribed as one of two methods available under ASC 605-45-50-3 (Taxes Collected from Customers and Remitted to Governmental Authorities).

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 — Compensation — Stock Compensation. ASC 718 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. We record compensation expense related to stock-based compensation over the award’s requisite service period on a straight-line basis.

We estimate the grant date fair value of each stock option grant awarded using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require use of accounting judgment and financial estimates. We compute the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Foreign Currency Translation

The local currency of our foreign operations is their functional currency. The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with ASC 830-30. Accordingly, the assets and liabilities of our Canadian and Philippine subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. All transaction gains or losses are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations. These gains or losses were not material in any of the years presented in our consolidated financial statements.

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

At December 31, 2013, a total of 664,767 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2013 have been Nonstatutory Stock Options. We satisfy stock option exercises with newly issued shares.

Stock-Based Compensation

For the years ended December 31, 2013, 2012 and 2011, we recognized stock-based compensation expense of $1.5 million, $1.9 million and $2.4 million, respectively, in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, and related deferred income tax benefits of $0.6 million, $0.7 million and $0.9 million, respectively.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2013, 2012 and 2011 using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. We compute the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2013	2012	2011
Risk free interest rate	1.13%	0.97%	1.84%
Expected volatility	74%	75%	75%
Expected term (in years)	6	6	6
Expected dividend yield	None	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2013 and stock options outstanding and exercisable at December 31, 2013 for the above plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Number	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2012	3,508,486	$6.38
Granted	257,000	8.02
Exercised	(527,732)	5.01
Forfeited	(294,109)	7.22
Expired/cancelled	(5,493)	4.08
Outstanding at December 31, 2013	2,938,152	6.69	4.89	$10,763
Exercisable at December 31, 2013	2,256,577	6.75	4.41	8,190

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2013, which was $10.27.

	Years Ended December 31,
	2013	2012	2011
Weighted average grant-date fair value of options granted during the period	$5.19	$3.68	$5.16
Total intrinsic value of options exercised during the period (in thousands)	2,001	515	1,821
Total fair value of shares vested during the period (in thousands)	1,505	1,876	2,387

As of December 31, 2013, there was $2.5 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize these costs over a weighted average period of 2.88 years.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	—	—
Granted	88,300	$7.58
Vested and distributed	—	—
Forfeited	(3,300)	5.80
Non-vested at December 31, 2013	85,000	7.65

There were no restricted stock units issued during the years ended December 31, 2012 and 2011.

4. Acquisitions

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

In June 2010, we completed the acquisition of substantially all of the assets of Network Services Plus, Inc. (“NSPI”), which was a provider of hosted data center and managed IT services primarily in the southeastern United States. NSPI’s managed services included hosted and remote managed monitoring of data centers, networks and IT environments, software as a service (SaaS), infrastructure as a service (IaaS), and other project-based offerings. The terms of the transaction included an initial purchase price of $7.8 million, less a customary hold-back to settle possible indemnity claims. In addition, we extinguished substantially all of NSPI’s indebtedness that existed immediately prior to the closing date of our acquisition. At the time of the acquisition, we recorded identifiable intangible assets of $2.6 million related to customer relationships, $0.5 million related to trademarks and $0.3 million related to a non-compete agreement, with estimated useful lives of 10, 10 and 4 years, respectively. In addition, pursuant to the terms of the asset purchase agreement, NSPI’s shareholders could earn additional consideration based on the performance of the NSPI business over two years following the acquisition, up to a total of approximately $5.2 million. In accordance with ASC 805, “Purchase Price Allocations,” based on a valuation of the fair value of the contingent consideration, we initially recorded additional goodwill and a corresponding liability of $3.2 million for future earnout payments. Such valuation was based upon management’s initial forecasts of expected profitability of NSPI during the earnout period. In 2012 and 2011, we recorded an adjustment to reduce the earnout liability by $0.1 million and $1.2 million, respectively, to reflect the decrease in estimated fair value of the earnout liability, and such adjustment is reflected as “Revaluation of earnout liability” on our Consolidated Statements of Operations for the years ended December 31, 2012 and 2011. All required consideration has been paid as of December 31, 2012. Further, in 2012, in anticipation of the rebranding and restructuring efforts that took place effective December 31, 2012, we began accelerating the amortization of the NSPI trademark such that it became fully amortized as of December 31, 2013, allowing one additional year for its brand transition to PCM.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2013	2012
Computers, software, machinery and equipment	$64,853	$61,940
Leasehold improvements	7,128	7,919
Furniture and fixtures	5,253	4,316
Building and improvements	10,401	7,258
Land	12,007	9,413
Software development and other equipment in progress	12,085	7,479
Subtotal	111,727	98,325
Less: Accumulated depreciation and amortization	(55,120)	(50,145)
Property and equipment, net	$56,607	$48,180

We capitalized interest costs of $0.3 million in 2013 primarily relating to internally developed software costs during development. Depreciation and amortization expense for property and equipment, including fixed assets under capital leases, for the years ended December 31, 2013, 2012 and 2011 totaled $9.9 million, $9.7 million and $7.8 million.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our primary revolving credit facility. For more information on this financing arrangement, see Note 8 below.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred an additional $2.8 million towards the construction of a new cloud data center that we currently expect to open in the first half of 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

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

In June 2011, we entered into a credit agreement to finance the purchase and improvement of the real property discussed above. The credit agreement provides a commitment for a loan up to $10.9 million of which there was $9.3 million outstanding at December 31, 2013. See Note 8 below for more information.

Throughout 2013 and 2012, we entered into additional capital lease schedules with a bank totaling approximately $1.3 million and $5.3 million, respectively.  The 2013 capital leases related primarily to the data center we are construction in New Albany, Ohio and various furniture and equipment at our El Segundo, California corporate headquarters office. The 2012 capital leases related to various furniture and equipment at our El Segundo, California corporate headquarters office, our data center in Roswell, Georgia and our Commercial segment’s headquarter office in Lewis Center, Ohio. Each of the capital lease schedules entered into 2013 and 2012 has a five year term.

6. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amounts of goodwill during each of the years ended December 31, 2013, 2012 and 2011. Goodwill totaled $25.5 million as of December 31, 2013, 2012 and 2011, all of which related to our Commercial segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At December 31, 2013				At December 31, 2012
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	8	$3,858	(1)	$594	$3,264	$5,808	(1)	$1,436	$4,372
Customer relationships	9	3,050		1,191	1,859	6,349		3,713	2,636
Non-compete agreements	4	250		223	27	250		160	90
Total intangible assets		$7,158		$2,008	$5,150	$12,407		$5,309	$7,098

(1)    Included in the total amount for “Patent, trademarks & URLs” at December 31, 2013 and 2012 are $2.9 million of trademarks with indefinite useful lives acquired in the SARCOM acquisition that are not amortized.

Amortization expense for intangible assets was $1.9 million, $2.8 million and $2.2 million in each of the years ended December 31, 2013, 2012 and 2011.

Estimated amortization expense for intangible assets in each of the next five years and thereafter, as applicable, as of December 31, 2013 is as follows: $0.5 million in 2014, $0.5 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.3 million in 2018 and $0.4 million thereafter.

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

An important part of these initiatives is a focused reduction of our overhead expenses. These and other related actions resulted in severance and restructuring related expenses of approximately $2.3 million and $2.9 million, respectively, in the years ended December 31, 2013 and 2012.

A summary of our total restructuring costs, which are included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations, is as follows by each of our reportable operating segments and no such costs were incurred in 2011 related to these efforts (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Year Ended December 31, 2013
Employee termination costs	$214	$34	$16	$430	$694
Accelerated trademark amortization costs	916	—	—	—	916
Other costs	200	351	5	117	673
Total	$1,330	$385	$21	$547	$2,283

Year Ended December 31, 2012
Employee termination costs	$566	$19	$137	$953	$1,675
Accelerated trademark amortization costs	874	—	—	—	874
Other costs	—	—	—	349	349
Total	$1,440	$19	$137	$1,302	$2,898

Employee termination costs include costs of severance and other discretionary payments upon employee terminations, and include estimated taxes and benefits associated with such payments. Trademark amortization costs include accelerated amortization of the Sarcom and NSPI trademarks compared to the previous year resulting from the anticipated consolidation of our commercial brands to PCM in January 2013. Such trademarks became fully amortized in December 2013. Other costs in the table above represent legal and other costs related to various restructuring and related activities.

A summary rollforward of our restructuring costs, which are recorded as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets, is as follows (in thousands):

	Balance as of December 31, 2012	Costs Charged to Expense	Payments	Adjustments	Balance as of December 31, 2013
Employee termination costs	$212	$694	$(766)	$—	$140
Other costs	43	673	(716)	—	—

	Balance as of December 31, 2011	Costs Charged to Expense	Payments	Adjustments	Balance as of December 31, 2012
Employee termination costs	$—	$1,675	$(1,463)	$—	$212
Other costs	—	349	(306)	—	43

8. Line of Credit and Note Payable

We maintain an asset-based revolving credit facility that provides for, among other things, (i) a credit limit of $200 million; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of September 30, 2017. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2013, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2013, we had $110.5 million of net working capital advances outstanding under the line of credit. At December 31, 2013, the maximum credit line was $200 million and we had $33.8 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At December 31, 2013, we had $3.9 million outstanding under the term note. The remaining balance of our term note matures as follows: $620,000 annually in each of the years 2014 through 2017, and $1.4 million thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility. However, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at December 31, 2013, $145,000 and $1.6 million was included in our “Notes Payable — current” and “Notes payable and other long-term liabilities,” respectively, on our Consolidated Balance Sheets.

At December 31, 2013, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 1.99%.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At December 31, 2013, we had $9.3 million outstanding under this credit agreement, which matures as follows: $0.4 million annually in each of the years 2014 through 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million with the intent to commence construction on a new cloud data center that we currently expect to open in the first half of 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing will bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. There was no outstanding balance on this loan as of December 31, 2013.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

9. Income Taxes

“Income before income taxes” in the Consolidated Statements of Operations included the following components for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S. income	$12,886	$7,196	$5,064
Foreign income	1,107	1,598	1,108
Income before income taxes	$13,993	$8,794	$6,172

“Income tax expense” in the Consolidated Statements of Operations consisted of the following for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current
Federal	$2,609	$252	$(377)
State	887	779	697
Foreign	829	104	86
Total — Current	4,325	1,135	406
Deferred
Federal	1,595	2,044	1,916
State	287	216	245
Foreign	(343)	305	473
Total — Deferred	1,539	2,565	2,634
Income tax expense	$5,864	$3,700	$3,040

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Years Ended December 31,
	2013	2012	2011
Expected taxes at federal statutory tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.4	8.1	3.8
Change in valuation allowance	1.8	0.2	7.8
Non-deductible business expenses	0.9	2.7	5.6
Other	(0.2)	(2.9)	(2.0)
Total	41.9%	42.1%	49.2%

The U.S. statutory rate applied in the effective tax rate reconciliation increased from 34% in years ended December 31, 2012 and 2011 to 35% in the year ended December 31, 2013 as a result of projected increases in taxable income in future years resulting from both higher levels of projected pre-tax book income as well as anticipated reversals of deferred taxable items.

The significant components of deferred tax assets and liabilities were as follows (in thousands):

	At December 31,
	2013	2012
Deferred tax assets :
Accounts receivable	$549	$566
Inventories	305	140
Deferred revenue	325	81
Accrued expenses and reserves	2,135	2,002
Stock based compensation	3,790	4,000
Tax credits and loss carryforwards	2,431	3,742
Other	—	37
Total gross deferred tax assets	9,535	10,568
Less: Valuation allowance	(987)	(737)
Total deferred tax assets	8,548	9,831

Deferred tax liabilities:
Intangibles	(2,050)	(2,067)
Property and equipment	(9,792)	(8,836)
Prepaid expenses	(659)	(615)
Foreign employment tax subsidy	(1,887)	(2,940)
Other	(200)	—
Total deferred tax liabilities	(14,588)	(14,458)
Net deferred tax liabilities	$(6,040)	$(4,627)

The valuation allowance relates entirely to certain state deferred tax assets of subsidiaries which are in a cumulative loss position.  The valuation allowance increased by $0.2 million during the tax year ended December 31, 2013 due to an increase in the state deferred tax assets of these loss subsidiaries.

Current deferred tax liabilities relating primarily to foreign employment tax subsidy of $1.0 million and $2.3 million at December 31, 2013 and 2012, respectively, included in the table above, were included as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets.

At December 31, 2013, we had state net operating loss carryforwards of $32.8 million, of which $1.1 million expires between 2014 and 2018, and the remainder expires between 2019 and 2028. At December 31, 2013, we had federal net operating loss carryforwards of $2.7 million, which begin to expire at the end of 2024. All of the federal net operating loss carryforwards and $1.3 million of the state net operating loss carryforwards relate to pre-acquisition losses from an acquired subsidiary and, accordingly, are subject to annual limitations as to their use. As such, the extent to which these losses may offset future taxable income may be limited.

Cumulative undistributed earnings of our Canadian subsidiary for which no U.S. deferred taxes have been provided approximated $12.8 million at December 31, 2013. Deferred U.S. income taxes on these earnings have not been provided as these amounts are considered to be permanently reinvested. At the present time it is not practicable to estimate the amount of tax that may be payable if these earnings were repatriated.

Accounting for Uncertainty in Income Taxes

ASC 740 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being measured and then recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have elected to classify interest and penalties related to income tax liabilities, when applicable, as part of interest and penalty expense in our consolidated statement of income rather than as a component of income tax expense.

At December 31, 2013, we had no unrecognized tax positions.  For the years ended December 31, 2013, 2012 and 2011, we did not recognize any interest or penalties for uncertain tax positions. There were also no accrued interest and penalties at December 31, 2013 and December 31, 2012.  We do not anticipate any significant increases in our unrecognized tax benefits within the next twelve months.  Further, since we did not have any unrecognized tax benefits at December 31, 2013, we do not, accordingly, anticipate any significant decreases within the next twelve months.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2009, and state income tax examinations for years following 2008. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

As of December 31, 2013, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations	$5,744	$5,274	$4,254	$1,724	$1,250	$4,289	$22,535
Capital lease obligations	2,490	2,215	1,695	576	30	—	7,006
Other commitments (a)(b)	8,405	1,004	606	—	—	—	10,015
Total minimum payments	$16,639	$8,493	$6,555	$2,300	$1,280	$4,289	$39,556

(a)    Other commitments consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).

(b)    We had $10.1 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2013. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2013.

For the years ended December 31, 2013, 2012 and 2011, total rent expense, net of sublease income, totaled $5.4 million, $5.3 million and $6.6 million, respectively. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

During the year ended December 31, 2013, we repurchased a total of 227,051 shares of our common stock under this program for a cost of approximately $1.6 million. From the inception of the program in October 2008 through December 31, 2013, we have repurchased an aggregate total of 2,837,319 shares of our common stock for a total cost of $14.3 million. The repurchased shares are held as treasury stock. At December 31, 2013, we had $5.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

12. Earnings Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 657,000, 1,775,000 and 1,110,000 for the years ended December 31, 2013, 2012 and 2011 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income	Shares	Per Share Amounts
Year Ended December 31, 2013:
Basic EPS
Net income	$8,129	11,583	$0.70
Effect of dilutive securities
Dilutive effect of stock options	—	340
Diluted EPS
Adjusted net income	$8,129	11,923	$0.68
Year Ended December 31, 2012:
Basic EPS
Net income	$5,094	11,989	$0.42
Effect of dilutive securities
Dilutive effect of stock options	—	171
Diluted EPS
Adjusted net income	$5,094	12,160	$0.42
Year Ended December 31, 2011:
Basic EPS
Net income	$3,132	12,225	$0.26
Effect of dilutive securities
Dilutive effect of stock options	—	251
Diluted EPS
Adjusted net income	$3,132	12,476	$0.25

13. Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. We make 25% matching contributions for amounts that do not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a 5 year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $530,000, $519,000 and $493,000 in 2013, 2012 and 2011, respectively.

Stock Options Issued to Non-Employees

On June 25, 2012 our Compensation Committee approved and granted, under our 2012 Plan, the award of options to purchase 10,000 shares of common stock to each of our non-employee members of our board. These options were issued at an exercise price of $5.44, vest quarterly over a two-year term, and have a ten-year life. On September 15, 2011, our Compensation Committee approved and granted, under our 1994 Plan, the award of options to purchase 10,000 shares of common stock to each of our non-employee members of our board. These options were issued at an exercise price of $6.24, vest quarterly over a two-year term, and have a seven-year life. See Note 3 for more information on our accounting for stock-based compensation.

Restricted Stock Units Issued to Non-Employees

On May 20, 2013, our Compensation Committee approved and granted, under our 2012 Plan, the award of 6,000 shares of restricted stock units to each of our non-employee members of the board for a total award of 18,000 restricted stock units. The restricted stock units each vest annually in equal amounts over a two year period from the date of grant. See Note 3 for more information on our accounting for stock-based compensation.

14. Segment Information

Our three reportable operating segments - Commercial, Public Sector and MacMall - are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. For more information on our reportable operating segments, see Note 1 above.

Summarized segment information for our continuing operations is as follows for the periods presented (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Year Ended December 31, 2013
Net sales	$1,034,776	$187,142	$202,289	$(8)	$1,424,199
Gross profit	158,157	16,995	22,651	3	197,806
Depreciation and amortization expense(1)	3,911	73	866	6,980	11,830
Operating profit	63,486	3,714	2,081	(51,948)	17,333

Year Ended December 31, 2012
Net sales	$1,026,222	$165,828	$228,851	$(42)	$1,420,859
Gross profit	151,783	16,514	25,564	327	194,188
Depreciation and amortization expense(1)	4,630	106	991	6,769	12,496
Operating profit	59,571	2,554	3,014	(52,555)	12,584

Year Ended December 31, 2011
Net sales	$1,016,231	$171,631	$233,544	$(21)	$1,421,385
Gross profit	148,617	16,908	25,144	(181)	190,488
Depreciation and amortization expense(1)	3,712	179	832	5,321	10,044
Operating profit	57,408	1,748	279	(49,979)	9,456

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of December 31, 2013 and 2012, we had total consolidated assets of $434.8 million and $365.7 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S.  During the years ended December 31, 2013, 2012 and 2011, less than 1% of our total net sales were made to customers outside of the continental U.S.  No single customer accounted for more than 10% of our total net sales in each of the years ended December 31, 2013, 2012 and 2011.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2013	2012	2011
U.S.	$56,031	$47,238	$43,638
Philippines	365	595	668
Canada	211	347	439
Property and equipment, net	$56,607	$48,180	$44,745

15. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (in thousands, except per share data):

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$337,169	$366,420	$348,519	$372,091
Gross profit	46,954	51,135	49,585	50,132
Net income	1,236	3,163	1,924	1,806
Basic and diluted earnings per common share:
Basic	$0.11	$0.28	$0.17	$0.15
Diluted	0.11	0.27	0.16	0.15

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$334,697	$351,674	$352,526	$381,962
Gross profit	46,772	48,505	48,392	50,519
Net income (loss)	(470)	1,431	1,813	2,320
Basic and diluted earnings (loss) per common share:
Basic	$(0.04)	$0.12	$0.15	$0.19
Diluted	(0.04)	0.12	0.15	0.19

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officers, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management believes that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers as of March 10, 2014 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	47	Chairman of the Board, Chief Executive Officer and President
Brandon H. LaVerne	42	Chief Financial Officer, Treasurer, Chief Accounting Officer and Assistant Secretary
Robert I. Newton	48	Executive Vice President, Chief Legal Officer and Secretary
Simon M. Abuyounes	60	President, PCM Logistics, LLC
Joseph B. Hayek	41	President, PCM Sales, Inc.

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

Robert I. Newton joined us in June 2004 and currently serves as our Executive Vice President, Chief Legal Officer and Secretary. Mr. Newton was Of Counsel in the corporate practice group of Morrison & Foerster LLP from February 2000 until joining our company. Prior to his employment at Morrison & Foerster LLP, Mr. Newton was a partner in the corporate practice group of McDermott, Will & Emery LLP. Mr. Newton received a B.B.A., with highest honors, and a J.D., with honors, from the University of Texas at Austin.

Simon M. Abuyounes was appointed as President of PCM Logistics in June 2005. Prior to his appointment, Mr. Abuyounes has served as Senior Vice President of Operations since July 1998 and Vice President of Internet Engineering from May 1996 until July 1998. Mr. Abuyounes served as Director of Distribution from June of 1995 until May 1996. Prior to joining the company, Mr. Abuyounes has held various Engineering/managerial positions with over 10 years of experience in Engineering and management responsibilities. He is a graduate of Ohio State University with a M.S. degree in Engineering. Mr. Abuyounes is the brother-in-law of Mr. Khulusi.

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

Information regarding our board of directors, audit committee, audit committee financial expert, code of business conduct and ethics, our nominating and corporate governance committee as well as other corporate governance matters is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and such information is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our code of business conduct and ethics is posted in the “Investor Relations” section of our website at www.pcm.com. Any amendments to, or waivers from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be posted in the “Investor Relations” section of our website. We will provide a copy of our code of business conduct and ethics to any person, without charge, upon receipt of a written request directed to our Corporate Secretary at our principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors -Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

Page Number
(1)	Financial Statements	See Part II, Item 8, beginning on page 49

(2)	Financial Statement Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011	See Part IV, Item 15, beginning on page 79

(3)	Exhibits	See Part IV, Item 15, beginning on page 80

PCM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2013	$1,459	$1,363		$(1,409	)(a)	$1,413
December 31, 2012	1,642	833		(1,016	)(a)	1,459
December 31, 2011	1,802	2,213		(2,373	)(a)	1,642

Valuation allowance for deferred tax assets for the years ended:
December 31, 2013	$737	$293	(b)	$(43	)(b)	$987
December 31, 2012	719	131	(b)	(113	)(b)	737
December 31, 2011	237	497	(b)	(15	)(b)	719

(a)       Relates primarily to accounts written-off.

(b)       Relates primarily to changes in valuation allowances applied to various state net operating loss carryforwards.

EXHIBIT LIST

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(C) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Commission on November 14, 2002)

3.2

Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

3.3

Certificate of Ownership and Merger merging PCM, Inc. with and into PC Mall, Inc. effective December 31, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

3.4

Certificate of Secretary certifying amendment of Bylaws effective December 31, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

10.1*

Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2*

Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Company’s Registration Statement on Form S-1, declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*

Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K”))

10.4*

Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5*

Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.6*

Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the commission on March 25, 2005)

10.7*

Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.8*

Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.9*

Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.10*

Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003)

10.11*	Form of Director Restricted Stock Bonus Award Agreement under 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.12

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.13

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2006)

10.14

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.15

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.16

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008)

10.17

Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions by and between PC Mall, Inc. and Citibank N.A., dated as of January 7, 2011 (incorporated herein by reference to Exhibit 10.30 to the December 31, 2010 Form 10-K)

10.18

First Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 7, 2011 (incorporated herein by reference to Exhibit 10.31 to the December 31, 2010 Form 10-K)

10.19

Second Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 22, 2011 (incorporated herein by reference to Exhibit 10.32 to the December 31, 2010 Form 10-K)

10.20

Lease Agreement, Executed By and Between SARCOM Properties, Inc. and AF Services, LLC, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2010)

10.21*	Summary of Executive Incentive Plan

10.22*	Summary of Executive Salary and Bonus Arrangements

10.24*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2008)

10.25*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2009)

10.26

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2009)

10.27

Agreement of Purchase and Sale and Joint Escrow Instructions dated February 10, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2012)

10.28

Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Commission on May 10, 2012)

10.29*

PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders filed with the Commission on April 30, 2012)

10.30*

Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

10.31

Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between M2 Marketplace, Inc. and Nautilus Group, Inc., dated June 26, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

10.32

Third Amendment to Lease Agreement by and between G&I VII Southpoint I and II LLC and AF Services, LLC, effective October 3, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2012)

10.33

Second Amendment to Lease Agreement By and Between Sarcom Properties, Inc. and PCM Logistics, LLC (fka AF Services, LLC) effective February 1, 2013 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

10.34+

Third Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2013)

10.35*

Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.36*

Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.37

First Amendment to Third Amended and Restated Loan and Security Agreement, dated May 17, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2013)

10.38

Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 10, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2013)

16.1

Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP dated April 10, 2013 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2013)

21.1	Subsidiaries of the Registrant as of December 31, 2013

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PCM, INC.
(Registrant)

Date: March 14, 2014	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman and Chief Executive Officer
Frank F. Khulusi	(Principal Executive Officer)	March 14, 2014

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant	March 14, 2014
Brandon H. LaVerne	Secretary (Principal Financial and Accounting Officer)

/s/ THOMAS A. MALOOF	Director	March 14, 2014
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 14, 2014
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 14, 2014
Paul C. Heeschen

***

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(C) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Commission on November 14, 2002)

3.2

Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

3.3

Certificate of Ownership and Merger merging PCM, Inc. with and into PC Mall, Inc. effective December 31, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

3.4

Certificate of Secretary certifying amendment of Bylaws effective December 31, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

10.1*

Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2*

Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Company’s Registration Statement on Form S-1, declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3*

Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K”))

10.4*

Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5*

Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.6*

Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the commission on March 25, 2005)

10.7*

Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.8*

Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.9*

Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.10*

Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003)

10.11*	Form of Director Restricted Stock Bonus Award Agreement under 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.12

Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.13

Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2006)

10.14

Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.15

Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.16

Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008)

10.17

Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions by and between PC Mall, Inc. and Citibank N.A., dated as of January 7, 2011 (incorporated herein by reference to Exhibit 10.30 to the December 31, 2010 Form 10-K)

10.18

First Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 7, 2011 (incorporated herein by reference to Exhibit 10.31 to the December 31, 2010 Form 10-K)

10.19

Second Amendment to Agreement for Purchase and Sale of Real Estate and Joint Escrow Instructions, dated as of February 22, 2011 (incorporated herein by reference to Exhibit 10.32 to the December 31, 2010 Form 10-K)

10.20

Lease Agreement, Executed By and Between SARCOM Properties, Inc. and AF Services, LLC, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2010)

10.21*	Summary of Executive Incentive Plan

10.22*	Summary of Executive Salary and Bonus Arrangements

10.24*

Employment Agreement, by and between PC Mall, Inc. and Joseph B. Hayek, dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2008)

10.25*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2009)

10.26

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2009)

10.27

Agreement of Purchase and Sale and Joint Escrow Instructions dated February 10, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2012)

10.28

Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Commission on May 10, 2012)

10.29*

PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders filed with the Commission on April 30, 2012)

10.30*

Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

10.31

Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between M2 Marketplace, Inc. and Nautilus Group, Inc., dated June 26, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

10.32

Third Amendment to Lease Agreement by and between G&I VII Southpoint I and II LLC and AF Services, LLC, effective October 3, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2012)

10.33

Second Amendment to Lease Agreement By and Between Sarcom Properties, Inc. and PCM Logistics, LLC (fka AF Services, LLC) effective February 1, 2013 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

10.34+

Third Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2013)

10.35*

Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.36*

Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.37

First Amendment to Third Amended and Restated Loan and Security Agreement, dated May 17, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2013)

10.38

Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 10, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2013)

16.1

Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP dated April 10, 2013 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2013)

21.1	Subsidiaries of the Registrant as of December 31, 2013

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract, or compensatory plan or arrangement.

+           Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***