Form 10-K/A
period 2013-12-31
PCM, INC.
filed 2014-04-30
CIK 937941

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

As of April 24, 2014, the registrant had 12,324,653 shares of common stock outstanding.

EXPLANATORY NOTE

PCM, Inc. (“PCM,” “we” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

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

Set forth below are the name, age and the positions and offices held for each of our directors as of April 24, 2014, his principal occupation, business experience and public company board service during the past five years, and the experience, qualifications, attributes or skills that qualify such person to serve as a director of our company.

Name	Age	Position	Director Since
Frank F. Khulusi	47	Chairman of the Board, President and Chief Executive Officer	1987
Thomas A. Maloof(2)(3)	62	Director	1998
Ronald B. Reck(1)(2)(3)	65	Director	1999
Paul C. Heeschen(1)(2)(3)	57	Director	2006

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

Thomas A. Maloof has served as one of our directors since May 1998. He served as Chief Financial Officer of Hospitality Marketing Concepts from January 2001 to August 2005, and has been an independent consultant since August 2005. Mr. Maloof served as President of Perinatal Practice Management, Inc. from February 1998 to November 2000. From August 2004 through April 11, 2005, Mr. Maloof served on the board of directors of our former subsidiary, eCOST.com, Inc. (Nasdaq: ECST). Mr. Maloof served as a director for Farmer Brothers Coffee (Nasdaq: FARM) from 2003 to 2011 and The Ensign Group (Nasdaq: ENSG) from 2000 to 2013. Mr. Maloof’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries; experience having served on the board of directors of Farmer Brothers and The Ensign Group (including service on the audit committees of both entities); public accounting and auditing experience; and public company corporate governance, finance and financial reporting experience.

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

Paul C. Heeschen has served as one of our directors since February 2006. Mr. Heeschen has served as a member of the board of directors of New Home Co Inc. (NYSE: NWHM) since February 2014. Mr. Heeschen served from January 1996 to May 2010 as a member of the board of directors of Diedrich Coffee, Inc., which was acquired by a subsidiary of Green Mountain Coffee Roasters, Inc. in May 2010. Mr. Heeschen served as Diedrich’s Chairman from February 2001 and as its Executive Chairman from February 2010 to May 2010. Since 1995, Mr. Heeschen also has been a principal of Heeschen & Associates, a private investment firm. Mr. Heeschen’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries; extensive experience as a private investor; senior leadership roles with operations experience in complex public and private companies; and public company corporate governance, finance and financial reporting experience.

Executive Officers

Our executive officers as of April 24, 2014 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	47	Chairman of the Board, President and Chief Executive Officer
Brandon H. LaVerne	42	Chief Financial Officer, Treasurer and Chief Accounting Officer
Robert I. Newton	48	Executive Vice President, Chief Legal Officer and Secretary
Simon M. Abuyounes	60	Executive Vice President — IT, Operations and Commercial Sales

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

Simon M. Abuyounes was appointed Executive Vice President — IT, Operations and Commercial Sales of PCM, Inc. in April 2014. Mr. Abuyounes previously served as President of PCM Logistics, LLC since June 2005. Prior to June 2005, Mr. Abuyounes has served as Senior Vice President of Operations and has been with us since June 1995. Prior to joining us, Mr. Abuyounes held various engineering and managerial positions for over 10 years. Mr. Abuyounes received his B.S. and M.S. degrees in Engineering from the Ohio State University.

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with, except for one Form 4 filed by Brandon LaVerne one day late on September 12, 2013 to report five transactions.

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

Our executive compensation programs have been designed and adopted by the Compensation Committee in an effort to implement the above principles. The key elements of our executive compensation program include base salary, quarterly bonuses, stock incentive awards, health and welfare benefits, and other perquisites. The discussion below describes each of the key elements of our executive compensation for the fiscal year ended December 31, 2013.

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

Our Compensation Committee uses its judgment and experience and works closely with our named executive officers to determine the appropriate mix of compensation for each individual. Our Compensation Committee historically has not used tally sheets, internal pay equity studies, accumulated wealth analyses, equity retention policies, benchmarking or similar tools in assisting with compensation determinations for our named executive officers. The Committee uses its judgment and discretion in determining the amount of base salary for executive officers and does not target a particular benchmark in relation to salary ranges at other companies. Instead, base salary is used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers, taking into account competitive market compensation paid by other companies for similar positions. The Compensation Committee believes that long-term performance is achieved through the use of stock-based awards and has historically awarded stock options and restricted stock units (RSUs) to our named executive officers.

In April 2013, the Compensation Committee engaged Towers Watson, a nationally recognized compensation consulting firm, to advise the Committee on our director and executive compensation programs and to conduct an independent competitive assessment of our director and executive officer compensation in an effort to ensure that such compensation levels and practices satisfy our compensation philosophies and principles and are established in part based upon consideration of objective market compensation data.  The object of Towers Watson’s 2013 engagement was to ensure that our compensation levels and practices were designed to support long-term growth and success, reflect best practices and address the needs of our company, employees and stockholders, and to update prior assessments using more recent market data. In connection with its engagement by the Committee, Towers Watson was instructed to perform the following assignments:

•         provide an assessment of our total direct compensation (base salary, short-term incentive and long-term incentive) for executive level positions;

•         provide advice on competitive compensation practices and executive compensation issues and trends and on establishing an appropriate peer group for comparison;

•         provide independent recommendations to the Committee on Chief Executive Officer and other executive officer and director compensation; and

•         provide a review and assessment of the Company’s overall compensation programs design for directors and executive officers, including short-term and long-term incentive practices.

Towers Watson presented its recommendations with respect to our Chief Executive Officer directly to the Compensation Committee, without the participation of the Chief Executive Officer. The other recommendations of Towers Watson were provided to the Compensation Committee and our Chief Executive Officer with input from our human resources personnel, who worked directly with Towers Watson on the assignment. The report was discussed by the Committee at scheduled meetings of the Committee during the second and third quarters of 2013. The report, together with input to the Committee from our Chief Executive Officer regarding incentive and retention of our other executive officers and directors, was considered by the Committee in establishing each of the components of executive and director compensation for fiscal year 2013. At a meeting of Board of Directors in May 2013, upon recommendation of the Committee, the Board approved the compensation programs for our directors and executive officers other than our Chief Executive Officer. At the same meeting, upon the recommendation of the Committee, the Board also approved the base salary and equity compensation for our Chief Executive Officer. Following this meeting, the Board and the Committee continued to evaluate proposed incentive compensation plans for our Chief Executive Officer, and at a meeting of the Board in August 2013 and after consideration of our stockholders’ positive say on pay vote at our July 25, 2013 Annual Meeting of Stockholders and upon recommendation of the Committee, the Board approved the final incentive compensation program for our Chief Executive Officer for 2013.

Total Compensation of Executive Officers

Our executive compensation programs consist primarily of (i) base salary, (ii) short-term incentive compensation in the form of quarterly or annual cash bonuses and (iii) long-term incentive compensation in the form of stock options and RSUs. We also provide our executive officers with other benefits, including certain perquisites and severance and change of control agreements discussed in more detail below. Each of these components of executive compensation has been provided to satisfy our compensation philosophy and principles after review of market executive compensation data provided by an independent compensation consultant engaged by the Compensation Committee and, for executives other than the Chief Executive Officer, based in part on qualitative input and recommendations made to the Compensation Committee by our Chief Executive Officer. For the 2013 fiscal year, each of our executive officers received cash compensation in the form of an annual base salary and cash bonuses or incentive compensation, and each also received long-term incentive compensation in the form of stock option and RSU awards. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation other than its determination that the total compensation and each component of compensation provided to each executive officer in 2013 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the peer group as provided in the 2013 Towers Watson report.

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

Please refer to the tables under the section entitled “Executive Compensation” below for a detailed presentation of the specific compensation earned by each of our named executive officers in the 2013 fiscal year.

In assessing the competitiveness of our executive compensation, our Compensation Committee reviewed, together with other market compensation data, the report from Towers Watson, which developed comparable market compensation data using 2012 proprietary market databases and surveys, and public proxy data reported for the year ended December 31, 2012, for direct competitors as well as selected retail and technology industry peers. The peer group included the following direct competitors and other peers in the retail and technology industries:

Direct Peers:  CDW Corp., ePlus, Inc., Insight Enterprises, Inc., PC Connection, Inc. and Systemax, Inc.

Other Peers:  Black Box Corp., CACI International, Inc., CIBER, Inc., Computer Task Group, Inc., Netgear, Inc., Polycom, Inc., RCM Technologies, Inc., ScanSource, Inc., TESSCO Technologies, Inc., and Unisys Corporation.

We include our direct competitors and other retail and technology companies because we compete with them for business, as well as talent. We include leading national technology companies because they have a large influence on industry compensation practices. The retail and technology peer companies were included based on the advice of Towers Watson. Survey data used in the report were collected from Towers Watson’s 2012 Compensation Data Bank for Retail/Wholesale Industry Executives for companies with revenues under $3 billion. Survey data was updated to June 2013 using a three percent annual aging factor. These surveys were organized by job title and scope of responsibility for each of our named executive officers. Survey data and publicly available proxy statements, Form 4s and 8-K filings were combined to develop market competitive pay rates.

The Compensation Committee used the above described reports provided by Towers Watson, together with other market compensation data and compensation data from a licensed third party compensation database for companies in the retail/wholesale industry located in the Los Angeles Metro geography with annual revenues of $1 billion to $3 billion. This data was used by the Compensation Committee to confirm that the total compensation and each component of compensation provided to our named executive officers was within the range of total compensation and each component of compensation paid to similarly situated officers in the peer group. While the Compensation Committee utilized this peer group and other data (including the base salary survey data discussed below under “Base Salaries”) as a general guideline, it did not specifically benchmark total compensation or any compensation component against the companies included in the survey data.

In setting the total compensation levels and each component of our executive compensation program for 2013, the Compensation Committee reviewed and considered the comparative peer group data as described above, as well as the qualitative input from the Chief Executive Officer regarding retention and incentive requirements (for executive officers other than the Chief Executive Officer). The Committee determined that the total compensation and each component of compensation to be provided to each executive officer in 2013 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data. However, the Compensation Committee did not establish any specific peer group comparative percentile targets or relative percentages of total compensation that any component of compensation should represent for any of our executives. While no specific benchmark was used in establishing the compensation programs for any of our executive officers, our Chief Executive Officer’s total cash compensation (consisting of base salary plus the target cash incentive opportunity) was below the 25th percentile of the peer group utilized in the Towers Watson report and his equity compensation was below the 10th percentile of such peer group.

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

The base salaries of our executive officers are reviewed annually and adjusted from time to time from the original amounts provided in employment agreements to recognize individual performance, promotions, competitive compensation levels, retention and incentive considerations and other qualitative factors. As a result, the Compensation Committee increased Mr. Hayek’s compensation based upon a recommendation of the Chief Executive Officer from $300,000 to $317,500 effective February 26, 2013. In addition to adjustments made for competitive, retention and incentive reasons, the Committee has periodically adjusted executive officer base salaries based on its assessment of each executive’s performance and history with us and our overall budgetary considerations for salary increases. Based in part on the reports provided to the Committee by the independent compensation consulting firm and other data reviewed by the Committee, the base salaries for Messrs. LaVerne, Newton and Abuyounes were increased effective as of May 20, 2013. The base salaries for Messrs. Khulusi and Hayek were unchanged. The annual base salary rates of our named executive officers as of May 20, 2013 were as follows:

Name	Base Salary Before May 20, 2013	Base Salary After May 20, 2013
Frank F. Khulusi	$833,000	$833,000
Brandon H. LaVerne	317,500	346,330
Robert I. Newton	317,500	342,900
Simon M. Abuyounes	317,500	333,375
Joseph B. Hayek	317,500	317,500

Short-Term Incentive Compensation

In May 2013, and August 2013 for our Chief Executive Officer, our Compensation Committee adopted our 2013 Executive Incentive Plan (the “Plan”) to replace our 2012 plan, and was effective for the 2013 fiscal year. The Plan was intended to reward and motivate our executives with short term cash incentives and to align the interests of management with our stated objectives to focus on our sales and profitability and increase shareholder value. Each of our named executive officers was eligible to participate in the Plan.

The Plan was designed to provide cash incentive opportunities based upon three performance objectives, weighted differently for each executive eligible to participate in the Plan: (1) attainment of a target consolidated annual EBITDA (the “Consolidated Target”), (2) attainment of a target commercial segment annual EBITDA (the “Commercial Target”) and (3) attainment of individual qualitative targets (the “Qualitative Target”). EBITDA was defined under the Plan as earnings before interest, taxes, depreciation and amortization on either a consolidated basis or for our commercial segment (as applicable), and adjusted for non-recurring special charges, if any, to be excluded from the calculation of EBITDA in the discretion of the Committee, including but not limited to non-cash adjustments such as goodwill and intangible asset adjustments, material unforeseen litigation and restructuring and related costs. Such adjustments are consistent with our executive incentive plans in prior years and the items excluded from the 2013 EBITDA calculations are described in more detail below.

The Plan provided for individual target amounts for each participant based on the Company’s achievement at 100% of the annual Consolidated Target and annual Commercial Target (as applicable) for the 2013 calendar year. The Plan also had a minimum annual EBITDA for any quantitative cash incentive to be paid under the Plan and contained incentive decelerators based on performance below the respective quantitative performance targets, with an annual minimum threshold set at 83% of target. Quantitative incentive amounts would be paid at 83% of the incentive target if the Company’s performance equaled the minimum target threshold for payment of the quantitative cash incentive amounts. If the Company’s performance (on a consolidated or segment basis, as applicable) fell below the threshold, no quantitative cash incentives would have been earned.

The Plan also contained accelerators under which the cash incentive amounts could exceed the target incentive amounts, with the maximum cash incentive amount equal to 200% of target incentive amounts, to be paid if the Company’s performance (on a consolidated or segment basis, as applicable) equaled or exceeded 125% of the respective performance target. The Plan further generally allowed for 50% of the annual cash incentive targets to be paid in non-recoverable quarterly increments based on quarterly performance targets that made up components of the respective annual performance targets.

Under the 2013 Plan, Messrs. LaVerne, Newton and Abuyounes each had certain individual qualitative targets that were tailored for their respective responsibilities to the Company based on recommendations made by our Chief Executive Officer and approved by the Committee and were paid quarterly or annually in the discretion of the Committee.

The total cash incentive opportunity for the participating executive officers equaled 62% of base salary for Mr. Khulusi, 40% of base salary for each of Messrs. LaVerne, Newton and Abuyounes and 37.8% of base salary for Mr. Hayek. The schedule below indicates the mix of performance objectives for each of our named executive officers:

Name	Consolidated Target	Commercial Target	Qualitative Target
Frank F. Khulusi	100%	—	—
Brandon H. LaVerne	67%	—	33%
Robert I. Newton	—	—	100%
Simon M. Abuyounes	67%	—	33%
Joseph B. Hayek	50%	50%	—

All amounts funded under the Plan were subject to increase or reduction for each named executive officer at the sole discretion of the Committee based upon qualitative or quantitative factors which the Committee may deem appropriate from time to time. In addition to participation in the Plan, all of our executive officers were eligible for additional discretionary bonuses as could be determined by the Committee. No cash incentive was earned until it was paid under any of these plans. Therefore, in the event the employment of an executive eligible under these plans terminated (either by the Company or by the eligible executive, whether voluntarily or involuntarily) before a cash incentive was paid, the executive was not deemed to earned that incentive and it was not paid.

Under the 2013 Plan, the Company achieved 89% of the Annual Consolidated Target and 93% of the Commercial Target, respectively, each as adjusted, resulting in payouts to each of the participating executives in the amounts shown in the tables below for the quantitative portion of their respective cash incentive opportunity under the plan. Additionally, based on the recommendation of our Chief Executive Officer, the Compensation Committee awarded each of Messrs. LaVerne, Newton and Abuyounes 100% of the qualitative portion of their respective incentive opportunity under the Plan. The following table illustrates the calculation of the EBITDA, as adjusted, applicable for the 2013 Plan (in thousands):

	Consolidated	Commercial
2013 Operating Profit as reported	$17,333	$63,486
Depreciation & Amortization	11,830	3,911
2013 EBITDA	29,163	67,397
Severance & Restructuring Related Costs	1,368	416
Class Action Settlement (Refund)	(1,111)	(951)
Other adjustments (1)	—	827
2013 EBITDA as adjusted	$29,420	$67,689

2013 Performance Target	$33,000	$72,545
Achievement Percentage	89%	93%
Payout Percentage(2)	65%	63%

(1)       The Commercial Segment was charged with certain costs that were originally targeted to be elsewhere in the organization.  The Committee determined it to be appropriate to adjust the Commercial results to remove such costs to more appropriately relate the segment’s results to its original targets.

(2)       The Payout Percentage equals the actual amount paid to the executive as a percentage of his respective quantitative target under the Plan. The Payout Percentage for both Consolidated and Commercial was less than the Achievement Percentage as a result of the net effect of the quarterly and annual application of the accelerators and decelerators described above.

The following table shows the 100% payout targets for each component of the 2013 Plan for each of our named executive officers participating in the plan, together with the actual cash incentive amounts awarded for such periods under the plan:

Name	Consolidated Incentive at Target	Consolidated Incentive Achieved	Commercial Incentive at Target	Commercial Incentive Achieved	Qualitative Incentive at Target	Qualitative Incentive Achieved
Frank F. Khulusi	$516,460	$337,636	$—	$—	$—	$—
Brandon H. LaVerne	92,816	60,679	—	—	45,715	45,715
Robert I. Newton	—	—	—	—	137,160	137,160
Simon M. Abuyounes	89,345	58,409	—	—	44,005	44,005
Joseph B. Hayek	60,000	38,625	60,000	38,025	—	—

The aggregate cash incentives earned by each of our named executive officers for 2013 was as follows:

Name	Aggregate Incentive Target	Aggregate Incentive Achieved	% of Incentive Achieved
Frank F. Khulusi	$516,460	$337,636	65%
Brandon H. LaVerne	138,531	106,394	77
Robert I. Newton	137,160	137,160	100
Simon M. Abuyounes	133,350	102,414	77
Joseph B. Hayek	120,000	76,650	64

In addition to Mr. Hayek’s quantitative incentive payment described above, the Compensation Committee approved discretionary bonuses outside of the 2013 Plan described above of $26,000 based on the recommendation of Mr. Khulusi after consideration of multiple contributions to the Company made by Mr. Hayek.

Long-Term Incentive Compensation

Our long-term incentive compensation has historically consisted only of stock option or RSU grants, which have been awarded under our equity incentive plans and administered by the Compensation Committee. We have made periodic grants of stock options and RSUs to executives for the purpose of aligning their long-term motivations with the interests of our stockholders and in consideration of the fact that we offer no other significant long-term, deferred or retirement compensation to our executive officers.

The Compensation Committee is not tied to any particular process or formula to determine the size of the long-term incentive awards granted to our named executive officers. Consequently, the Committee uses its discretion to grant equity awards and may consider the various factors discussed below. In fiscal 2013, to determine the size of the equity awards for our named executive officers, the Committee first reviewed our Chief Executive Officer’s recommendations for options to be granted during fiscal 2013 to our executive officers other than the Chief Executive Officer. In each case, the Committee then made determinations of the specific amounts and terms of stock options and RSUs to be granted to each executive officer, including our Chief Executive Officer, based on its subjective consideration of the recommendations of the Chief Executive Officer, historical grant information, the Committee’s views of comparative compensation data provided to the Committee by Towers Watson in its May 2013 report, retention and motivational factors, corporate performance, individual performance, the executive’s level of responsibility, the potential impact that the executive could have on our operations and financial condition and the market price of our common stock.

Stock options and RSUs have historically generally been granted to our executive officers based on a subjective and market-based evaluation by the Compensation Committee (based in part upon recommendations from our Chief Executive Officer with respect to executive officers other than the Chief Executive Officer) of a recipient’s contributions and continuing value to us and the performance of his or her respective operational areas of responsibility. Compensation previously realized by our executive officers from the exercise of vested options or the vesting of RSUs historically has not been considered by our Compensation Committee when giving new equity awards but may be considered when making future grants.

In determining what long-term incentive programs to offer our executive officers, the Compensation Committee considers the impact of ASC 718 (formerly SFAS 123R “Share-Based Payment”) which requires us to expense the compensation costs related to stock option awards and RSUs ratably over their vesting periods.

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

The final compensation report of Towers Watson provided to the Compensation Committee in May 2013 included long-term, non-cash incentive compensation market competitive data and analysis which was reviewed and considered by the Committee in determining the 2013 stock option and RSU grants to executives. This data and analysis contemplated the annualized expected value of equity award grants ultimately provided to our executive officers in 2013 relative to long-term, non-cash incentive compensation provided to peer group executives. The value of each grant also was analyzed for its effect on total compensation, representing the long-term, non-cash component of our executive compensation. The Committee determined that the level of each grant in 2013 to each of our executive officers was within the range of annual long-term, non-cash incentive compensation relative to the considered peer groups for each executive officer and further determined that the level of each grant in 2013 to each executive officer when considered together with the total cash compensation for 2013 placed the level of 2013 total compensation for each executive officer within the market range.

Timing, Pricing and Terms of Share-Based Awards

We have generally considered share-based awards to our executive officers at regularly scheduled meetings of the Compensation Committee. Formal approval of share-based awards is obtained on the date of grant. We do not have, and do not intend to have, any program, plan or practice to time share-based awards in coordination with the release of material non-public information. We also do not have, and do not intend to have, any program, plan or practice to time the release of material non-public information for the purpose of affecting the value to executive compensation. The exercise price for stock options we have granted equals the closing price of our common stock on the grant date. We have granted fixed-price stock options that generally vest in equal quarterly installments usually over a three to five year period. Our share-based award grants have not historically contained performance vesting features.

Because the value of share-based awards increase only if the price of our common stock increases after grant, the time vesting feature of our share-based awards has been intended as an important feature of each grant designed to motivate our executive officers to enhance our stockholders’ value over a long-term period.

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

•         If Mr. Khulusi’s employment is terminated by him for good reason (which may occur upon 30 days’ advance written notice to the Company), including as a result of the Company notifying him of its decision to not renew the employment agreement for an additional period as described above, the Company will pay him a lump sum upon such termination equal to two times the total salary and bonus compensation paid to him for the twelve months immediately preceding the notice of termination; and

•         In the event of a change of control of the Company, upon consummation of the change of control, Mr. Khulusi’s employment agreement will terminate and he will receive a lump sum payment equal to two times the total salary and short-term cash incentive compensation paid to him for the twelve months immediately preceding the change of control.

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

Each of Messrs. LaVerne and Abuyounes is an “at will” employee.  Mr. LaVerne is currently entitled to an annual base salary of $347,330 and Mr. Abuyounes is currently entitled to an annual base salary of $333,375. Each is eligible to participate in our executive incentive plan in the discretion of our Compensation Committee, and may receive discretionary bonuses from time to time in the discretion of our Compensation Committee with the input of our Chief Executive Officer. We have entered into severance agreements with each of Messrs. LaVerne and Abuyounes, pursuant to which each is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause within a twelve month period following a change-in-control of our company. The severance payments would be made in equal installments over six months and are contingent upon their execution of a satisfactory severance and release agreement. Each of Messrs. LaVerne and Abuyounes receives a monthly automobile allowance of $1,000 and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In June 2004, we entered into an employment agreement with Robert I. Newton, our Executive Vice President, Chief Legal Officer and Secretary. Mr. Newton’s employment agreement was amended in February 2005. Pursuant to the terms of our agreement with Mr. Newton, he is an “at will” employee. Mr. Newton is currently entitled to an annual base salary of $342,900. Mr. Newton is also eligible to receive annual incentive cash compensation of up to $137,160, paid in quarterly installments, as well as additional discretionary bonuses as determined from time to time by the Compensation Committee, and is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and are contingent upon his execution of a satisfactory severance and release agreement.

Mr. Newton receives a monthly automobile allowance of $1,000 and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In March 2008, we entered into an employment agreement with Joseph B. Hayek, who served initially as our Executive Vice President of Corporate Development and Investor Relations and later as President of our PCM Sales subsidiary until April 2014. Pursuant to the terms of our agreement with Mr. Hayek, he was an “at will” employee. Mr. Hayek was eligible to participate in our executive bonus plan in the discretion of our Compensation Committee, and was entitled to severance pay equal to six months of his annual base salary in the event his employment was terminated without cause. Mr. Hayek was eligible to participate in our employee benefit plans that are generally available to similarly situated employees. Mr. Hayek resigned voluntarily from employment with us in April 2014.

In addition to the above discussed agreements, under the terms of our option and RSU agreements with our executive officers, upon the occurrence of a change of control of our company, subject to certain limitations, all of the unvested stock options and RSUs for Messrs. Khulusi, LaVerne and Newton will become fully vested. The stock options and RSUs held by Mr. Abuyounes provide that, in the event of a change of control, a portion of the unvested options and RSUs then outstanding will become fully vested if the option or RSU is not assumed or replaced (by an option, RSU or comparable cash incentive) by the successor entity as part of such transaction or, if assumed or replaced, his employment is terminated by the successor entity without cause or by Mr. Abuyounes for “good reason” within twelve (12) months of the change of control.

The employment agreements and severance and change-in-control benefits provided to our executives under these agreements were approved by our Compensation Committee following our negotiations with our executive officers and were determined to be reasonable and necessary in order to hire and retain these individuals. Mr. Khulusi’s agreement was originally executed in 1995 and at that time we established certain change-in-control and severance protections for Mr. Khulusi. We believe that it is important to provide continued professional stability to those executive-level employees who helped build our company and whose leadership is important to our continued success. Further, we believe that the interests of our stockholders will be best served if the interests of our most senior management are aligned with them. Providing change in control benefits, including the severance and share-based award acceleration benefits, is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of our stockholders. The severance and change-in-control benefits offered to our executive officers did not affect the Compensation Committee’s determination of the total compensation, or any component of compensation, we provided to our executive officers in 2013.

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

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1.0 million paid to the Chief Executive Officer or any of the other four most highly compensated executive officers. However, certain compensation meeting a tax law definition of “performance-based” is generally exempt from this deduction limit. We do not currently have a policy regarding qualification of cash compensation, such as salary and bonuses, for deductibility under Section 162(m). We have included provisions in our equity incentive plans designed to enable grants of options and stock appreciation rights to executives affected by Section 162(m) to qualify as “performance-based” compensation. In fiscal year 2013, none of our executives were paid compensation subject to Section 162(m) at a level that exceeds the $1.0 million limit except for Mr. Khulusi, who was paid compensation subject to Section 162(m) of approximately $1.2 million in 2013. The Compensation Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our stockholders. Given our changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully deductible. Accordingly, the Compensation Committee may from time to time deem it appropriate to approve elements of compensation for certain officers that are not fully deductible.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for fiscal years 2013, 2012 and 2011 awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers serving at the end of our most recent fiscal year whose total compensation exceeded $100,000. The individuals listed in the following table are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Frank F. Khulusi	2013	$833,000	$—	$266,479	$275,400	$337,636	$4,375	(3)	$1,716,890
Chairman of the Board, President and Chief Executive Officer	2012 2011	833,000 827,212	— —	318,630 583,770	— —	199,920 133,280	4,250 4,125	(3) (3)	1,355,800 1,548,387

Brandon H. LaVerne	2013	335,394	28,572	69,087	68,850	77,822	11,188	(4)	590,913
Chief Financial Officer	2012	317,500	22,000	72,416	—	60,960	3,582	(3)	476,458
	2011	308,711	—	132,675	—	40,640	4,125	(3)	486,151

Robert I. Newton	2013	333,266	137,160	64,152	61,200	—	11,131	(4)	606,909
Executive Vice President, Chief Legal Officer and Secretary	2012 2011	317,500 314,480	127,000 103,376	72,416 132,675	— —	— —	2,186 2,240	(3) (3)	519,102 552,771

Simon M. Abuyounes(1)	2013	327,353	27,503	59,218	53,550	74,911	9,518	(4)	552,053
President-PCM Logistics, LLC	2012	317,500	41,910	72,416	—	40,843	2,465	(3)	475,134

Joseph B. Hayek(5)	2013	314,818	26,000	59,218	53,550	76,650	11,014	(4)	541,250
President-PCM Sales, Inc.	2012	281,642	—	72,416	—	61,048	3,626	(3)	418,732
	2011	261,199	—	132,675	—	50,000	3,604	(3)	447,478

(1)          Mr. Abuyounes was designated by our board of directors as an executive officer of our company effective June 25, 2012. In April 2014, Mr. Abuyounes was appointed as Executive Vice President — IT, Operations and Commercial Sales of PCM, Inc.

(2)          Represents the aggregate grant date fair value of stock and option awards, valued in accordance with FASB ASC 718 (formerly SFAS 123R), awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2013.

(3)          Includes company matched 401(k) contributions on behalf of the executive.

(4)          Includes company matched 401(k) contributions on behalf of the executive and car allowance.

(5)          Mr. Hayek resigned voluntarily from employment with us in April 2014.

Grants of Plan-Based Awards (2013)

The following table sets forth information regarding equity awards granted to our named executive officers during the 2013 fiscal year.

Name	Grant Date	All Other Stock Awards: Number of Shares or Stock Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (3)
Frank F. Khulusi	05/20/2013	36,000	(1)	—		$—	$266,479
	05/20/2013	—		54,000	(2)	7.65	275,400
Brandon H. LaVerne	05/20/2013	9,000	(1)	—		—	69,087
	05/20/2013	—		14,000	(2)	7.65	68,850
Robert I. Newton	05/20/2013	8,000	(1)	—		—	64,152
	05/20/2013	—		13,000	(2)	7.65	61,200
Simon M. Abuyounes	05/20/2013	7,000	(1)	—		—	59,218
	05/20/2013	—		12,000	(2)	7.65	53,550
Joseph B. Hayek	05/20/2013	7,000	(1)	—		—	59,218
	05/20/2013	—		12,000	(2)	7.65	53,550

(1)         These RSUs vest annually in equal installments over five years, with full vesting on May 20, 2018.

(2)         These options vest quarterly in equal installments over five years, with full vesting on May 20, 2018, and have a term of seven years.

(3)         The grant date fair values of the stock and option awards granted were computed in accordance with ASC 718. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End (2013)

The following table sets forth information regarding equity awards for each of our named executive officers outstanding as of December 31, 2013.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Frank F. Khulusi	10/28/2004	100,000	—		$6.23	10/28/2014
	12/14/2007	90,000	—		10.50	12/14/2017
	07/31/2008	90,000	—		8.92	07/31/2018
	11/07/2008	65,000	—		4.01	11/07/2018
	08/21/2009	110,000	—		7.99	08/21/2019
	02/26/2010	82,500	27,500	(1)	4.66	02/26/2020
	06/10/2011	55,000	55,000	(1)	8.00	06/10/2021
	08/10/2012	22,000	66,000	(1)	5.55	08/10/2019
	05/20/2013	5,400	48,600	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	36,000	(2)	$369,720

Brandon H. LaVerne	05/24/2004	20,000	—		6.36	05/24/2014
	08/31/2007	15,000	—		12.27	08/31/2017
	07/31/2008	35,000	—		8.92	07/31/2018
	11/07/2008	30,000	—		4.01	11/07/2018
	08/21/2009	25,000	—		7.99	08/21/2019
	02/26/2010	18,750	6,250	(1)	4.66	02/26/2020
	06/10/2011	12,500	12,500	(1)	8.00	06/10/2021
	08/10/2012	5,000	15,000	(1)	5.55	08/10/2019
	05/20/2013	1,400	12,600	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	9,000	(2)	92,430

Robert I. Newton	06/08/2004	50,000	—		6.92	06/08/2014
	06/28/2005	50,000	—		4.41	06/28/2015
	08/31/2007	20,000	—		12.27	08/31/2017
	07/31/2008	20,000	—		8.92	07/31/2018
	08/21/2009	25,000	—		7.99	08/21/2019
	02/26/2010	18,750	6,250	(1)	4.66	02/26/2020
	06/10/2011	12,500	12,500	(1)	8.00	06/10/2021
	08/10/2012	5,000	15,000	(1)	5.55	08/10/2019
	05/20/2013	1,300	11,700	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	8,000	(2)	82,160

Simon M. Abuyounes.	03/23/2005	30,000	—		4.70	03/23/2015
	06/24/2005	50,000	—		4.40	06/24/2015
	08/31/2007	20,000	—		12.27	08/31/2017
	07/31/2008	20,000	—		8.92	07/31/2018
	11/07/2008	30,000	—		4.01	11/07/2018
	08/21/2009	25,000	—		7.99	08/21/2019
	02/26/2010	18,750	6,250	(1)	4.66	02/26/2020
	06/10/2011	12,500	12,500	(1)	8.00	06/10/2021
	08/10/2012	5,000	15,000	(1)	5.55	08/10/2019
	05/20/2013	1,200	10,800	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	7,000	(2)	71,890

Joseph B. Hayek	03/17/2008	75,000	—		7.06	03/17/2018
	08/21/2009	25,000	—		7.99	08/21/2019
	02/26/2010	18,750	6,250	(1)	4.66	02/26/2020
	06/10/2011	12,500	12,500	(1)	8.00	06/10/2021
	08/10/2012	5,000	15,000	(1)	5.55	08/10/2019
	05/20/2013	1,200	10,800	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	7,000	(2)	71,890

(1)          These options vest quarterly in equal installments over five years.

(2)          These RSUs vest annually in equal installments over five years.

Option Exercises and Stock Vested (2013)

The following table provides information regarding each exercise of stock option awards for each of our named executive officers during the fiscal year ended December 31, 2013. There were no RSUs that vested for any of our named executive officers during the year ended December 31, 2013.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Frank F. Khulusi	—	$—
Brandon H. LaVerne	14,000	66,602
Robert I. Newton	30,000	106,200
Simon M. Abuyounes	20,000	82,400
Joseph B. Hayek	30,000	197,277

(1)         Value realized was computed by calculating the difference between the market price of our common stock at the exercise date and the exercise prices of the options exercised.

Potential Payments Upon Termination or Change in Control (2013)

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

The agreements pursuant to which we granted stock options and RSUs to Mr. Khulusi, Mr. LaVerne and Mr. Newton provide for full acceleration of vesting of their unvested awards in the event of a change of control of our company. The stock options and RSUs held by Mr. Abuyounes provide that, in the event of a change of control, a portion of the unvested awards then outstanding will become fully vested if:

•         the award is not assumed or replaced (by an  award or comparable cash incentive) by the successor entity as part of such transaction; or

•         the  award is assumed or replaced, but such officer’s employment is terminated by the successor entity without cause or by the executive for “good reason” within twelve (12) months of the change of control.

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

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from PCM. The information set forth in the table assumes, as necessary:

•         The termination and/or the qualified change in control event occurred on December 31, 2013 (the last business day of our last completed fiscal year);

•         The price per share of our common stock on the date of termination is $10.27 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2013); and

•         With respect to unvested equity awards, the awards are not assumed or replaced as described above and do not remain outstanding following the change of control.

Name	Voluntary Termination		Death or Permanent Disability	Change of Control		Involuntary Termination
Frank F. Khulusi
Employment Agreement	$2,343,438	(1)(2)	See (6)	$2,343,438	(2)(3)	$2,343,438	(2)(4)
Acceleration of Equity Awards	—		—	1,087,697	(7)	—
Total	$2,343,438		—	$3,431,135		$2,343,438

Brandon H. LaVerne
Employment Agreement	—		—	—		$173,165	(4)(5)
Acceleration of Equity Awards	—		—	$259,680	(7)	—
Total	—		—	$259,680		$173,165

Robert I. Newton
Employment Agreement	—		—	—		$171,450	(4)(5)
Acceleration of Equity Awards	—		—	$247,052	(7)	—
Total	—		—	$247,052		$171,450

Simon M. Abuyounes
Employment Agreement	—		—	—		$166,688	(4)(5)
Acceleration of Equity Awards	—		—	$88,762	(7)	—
Total	—		—	$88,762		$166,688

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

(7)

Represents the value of outstanding stock options and RSUs as of December 31, 2013 that would vest upon consummation of a change in control. Assumes that the vested options are immediately exercised and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. The option and RSU award agreements of Mr. Khulusi, Mr. LaVerne, and Mr. Newton provide for the full acceleration of vesting upon a change of control. The stock options and RSUs held by Mr. Abuyounes provide for partial acceleration of vesting upon a change of control if certain additional conditions occur, as described above. The amounts indicated in the table for Mr. Abuyounes assume that the additional conditions occurred at or following a change of control.

Mr. Hayek  resigned voluntarily from employment with us in April 2014.  Accordingly, he was not entitled to any severance payments, acceleration of equity awards or other similar payments upon such termination of employment.

Director Compensation (2013)

The following table provides information regarding the compensation earned for services performed for us as a director by each member of our board of directors, other than directors who are also named executive officers, during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Thomas A. Maloof (3)	$70,708	$45,900	$116,608
Ronald B. Reck (3)	69,625	45,900	115,525
Paul C. Heeschen (3)	61,167	45,900	107,067

(1)

Represents the aggregate grant date fair value of stock awards, valued in accordance with FASB ASC 718 (formerly SFAS 123R), awarded to each of the directors during the 2013 fiscal year. For a detailed discussion of the assumptions made in the valuation of stock awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2013.

(2)	In 2013, each of our non-employee directors was awarded 6,000 RSUs.
(3)

In 2013, there were no grants of stock option awards to any our non-employee directors. Each of our non-employee directors had the following aggregate number of option awards outstanding as of December 31, 2013: Mr. Maloof —80,000, Mr. Reck — 40,000 and Mr. Heeschen — 50,000; and vested as of December 31, 2013: Mr. Maloof —77,500 Mr. Reck — 37,500 and Mr. Heeschen — 47,500.

Effective June 1, 2013, the Board’s cash compensation was revised such that non-employee members of the Board received an annual Board retainer of $50,000, plus an annual retainer of $5,000 for service on each committee of the Board on which he or she serves. The chairperson of each of our Audit and Compensation Committees will also receive an additional annual retainer of $15,000 and $7,500, respectively.

During 2013, through May 30, 2013, we paid each director who is not employed by us or any of our affiliates a quarterly retainer of $7,000, plus $2,500 for each regular board meeting attended in person or telephonically, $1,000 for each special board meeting attended in person or telephonically, and $1,000 for each committee meeting attended in person or telephonically. We also paid the chairperson of the Audit Committee of our Board of Directors an additional quarterly retainer of $3,125 for serving in such capacity. We also paid the chairperson of the Compensation Committee of our Board of Directors an additional quarterly retainer of $1,250 for serving in such capacity. Directors who are employed by us or any of our affiliates are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings. We have entered into indemnification agreements with each of our directors, a form of which has been filed as an exhibit to our periodic reports filed with the Securities and Exchange Commission.

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

On May 20, 2013, our Compensation Committee approved and granted, under our 2012 Equity Incentive Plan, 6,000 RSUs to each of our non-employee members of the Board for a total award of 18,000 RSUs. The RSUs each vest annually in equal amounts over a two year period from the date of grant. We valued the RSUs at fair value in accordance with ASC 718 as of the grant date. See footnotes 1 and 2 in the table above for more information.

Compensation Committee Interlocks and Insider Participation

Mr. Reck and Mr. Heeschen served as members of our Compensation Committee during the fiscal year ended December 31, 2013. There are no Compensation Committee interlocks between us and other entities involving our executive officers and Board members who serve as executive officers of such companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2013 and our Proxy Statement for the 2014 Annual Meeting of Stockholders.

The Compensation Committee

Ronald B. Reck (Chair)

Paul C. Heeschen

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 24, 2014 by: (i) each of the executive officers listed in the Summary Compensation Table in this proxy statement (sometimes referred to herein as the “named executive officers”); (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage of ownership is based on an aggregate of 12,324,653 shares of our common stock outstanding on April 24, 2014. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PCM, Inc., 1940 E. Mariposa Avenue, El Segundo, CA 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Dimensional Fund Advisors LP(1)	860,987		7.0%
Jonathan L. Kimerling(2)	855,808		6.9
Amre A. Youness(3)	622,000		5.0

Directors and Named Executive Officers:
Frank F. Khulusi	2,749,555	(4)	21.8
Brandon H. LaVerne	153,050	(5)	1.2
Robert I. Newton	162,450	(6)	1.3
Simon M. Abuyounes	245,741	(7)	2.0
Joseph B. Hayek	—		—
Thomas A. Maloof	102,250	(8)	*
Ronald B. Reck	77,716	(9)	*
Paul C. Heeschen	95,914	(10)	*
All current directors and executive officers as a group (7 persons)	3,586,676	(11)	27.0%

*	Less than 1%
(1)

Based on information contained in Schedule 13G/A filed on February 10, 2014 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP has sole voting power with respect to 836,064 shares of our common stock and sole dispositive power with respect to 860,987 shares of our common stock. According to the Schedule 13G/A, Dimensional Fund Advisors LP furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, collectively known as the “Funds.” In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP nor its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(2)

Based on information contained in Schedule 13D/A filed on July 2, 2013 by Jonathan L. Kimerling and Four Leaf Management, LLC, Jonathan L. Kimerling has sole voting and dispositive power with respect to 66,300 shares of our common stock, shared voting and dispositive power with respect to 15,000 shares of our common stock held in trust of Mr. Kimerling’s children that he may be deemed to beneficially own, and Four Leaf Management, LLC has shared voting and dispositive power with respect to 774,508 shares of our common stock. Mr. Kimerling is the sole managing member of Four Leaf Management LLC. The address for Mr. Kimerling and Four Leaf Management LLC is c/o Jonathan L. Kimerling, 2968 Cherokee Road, Birmingham, Alabama 35223.

(3)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.
(4)

Consists of 2,483,755 shares held by the Khulusi Family Revocable Trust dated November 3, 1993 and 265,800 shares underlying options which are presently vested or will vest within 60 days of April 24, 2014.

(5)	Includes 152,850 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2014.
(6)	Consists of 162,450 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2014.
(7)	Includes 222,050 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2014.
(8)	Includes 81,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2014.
(9)	Includes 41,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2014.
(10)	Includes 51,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2014.
(11)	This figure includes an aggregate of 978,400 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 24, 2014.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options, warrants and vesting of stock awards under all of our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,023,152	$6.69	(2)	664,767	(1)

(1)	Represents shares available for issuance under our 2012 Equity Incentive Plan as of December 31, 2013.
(2)	The weighted average exercise price is calculated solely on the exercise price of the outstanding options and does not reflect outstanding RSUs, which have no exercise price.

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

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed as a Senior Vice President of PCM Logistics, LLC, a wholly-owned subsidiary of PCM, in fiscal years 2012 and 2013. In fiscal years 2012 and 2013, Sam U. Khulusi earned compensation in the amount of $220,000 each year and he did not earn any bonus during 2012 and 2013. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed as the President of PCM Logistics, LLC in fiscal years 2012 and 2013. Compensation paid to Mr. Abuyounes in fiscal year 2012 and 2013, and our agreements with respect to his severance arrangements with our company are described under the section “Executive Compensation.” Mr. Abuyounes is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees. In April 2014, Mr. Abuyounes was appointed as Executive Vice President — IT, Operations and Commercial Sales of PCM, Inc.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective April 7, 2013, the Audit Committee of the Board of Directors of the Company approved, and the Company effected, the dismissal of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm. Effective on April 9, 2013, the Audit Committee approved the appointment of Deloitte & Touche LLP (“Deloitte”) as the Company’s new independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2013.

Principal Auditor Fees and Services

The following table sets forth the fees billed for services rendered by Deloitte, our current auditors, for our fiscal year ended December 31, 2013, and by PwC, our former auditors, for our fiscal year ended December 31, 2012:

Fees	Deloitte - 2013	PwC – 2012
Audit Fees	$954,000	$1,139,550
Audit-Related Fees	—	—
Tax Fees	138,670	91,198
All Other Fees	—	—
Total	$1,092,670	$1,230,748

Audit Fees.  Audit fees consist of fees for professional services rendered for the audit of our annual financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided by in connection with statutory and regulatory filings or engagements. Audit fees include services rendered and billed relating to the audit of our internal control over financial reporting and the related attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees.  Audit-related fees include fees for assurance or related services regarding the  audit or review of our financial statements, other than those reported above under the caption “Audit Fees.”

Tax Fees.  Tax fees consist of fees for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees.  Deloitte did not provide us, or bill us for, any products or services in 2013, other than the services performed in connection with the fees reported under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. PwC did not provide us, or bill us for, any products or services in 2012, other than the services performed in connection with the fees reported under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

10.21* ++	Summary of Executive Incentive Plan

10.22* ++	Summary of Executive Salary and Bonus Arrangements

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

21.1++	Subsidiaries of the Registrant as of December 31, 2013

23.1++	Consent of Deloitte & Touche LLP

23.2++	Consent of PricewaterhouseCoopers LLP

31.1++	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2++	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

32.1++	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*           Management contract, or compensatory plan or arrangement.

+           Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

++ Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-25790) filed with the Commission on March 14, 2014.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCM, INC.
(Registrant)

Date: April 30, 2014	By:	/s/ FRANK F. KHULUSI
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