Form 10-Q
period 2014-03-31
PCM, INC.
filed 2014-05-01
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, the registrant had 12,324,653 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$7,402	$9,992
Accounts receivable, net of allowances of $826 and $1,413	177,381	196,078
Inventories	71,647	116,961
Prepaid expenses and other current assets	10,394	14,893
Deferred income taxes	2,517	2,583
Total current assets	269,341	340,507
Property and equipment, net	64,749	56,607
Deferred income taxes	172	225
Goodwill	25,510	25,510
Intangible assets, net	5,008	5,150
Other assets	7,331	6,823
Total assets	$372,111	$434,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,978	$131,030
Accrued expenses and other current liabilities	29,069	30,760
Deferred revenue	4,255	9,456
Line of credit	90,314	110,499
Notes payable — current	2,164	1,167
Total current liabilities	208,780	282,912
Notes payable and other long-term liabilities	23,704	18,247
Deferred income taxes	7,876	7,901
Total liabilities	240,360	309,060
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,587,046 and 15,053,067 shares issued; and 12,324,653 and 11,790,674 shares outstanding	16	15
Additional paid-in capital	119,281	115,801
Treasury stock, at cost: 3,262,393 shares	(15,321)	(15,321)
Accumulated other comprehensive income	1,437	1,816
Retained earnings	26,338	23,451
Total stockholders’ equity	131,751	125,762
Total liabilities and stockholders’ equity	$372,111	$434,822

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales	$339,054	$337,169
Cost of goods sold	288,427	290,215
Gross profit	50,627	46,954
Selling, general and administrative expenses	44,760	44,076
Operating profit	5,867	2,878
Interest expense, net	943	772
Income before income taxes	4,924	2,106
Income tax expense	2,037	870
Net income	$2,887	$1,236

Basic and Diluted Earnings Per Common Share
Basic	$0.24	$0.11
Diluted	0.23	0.11

Weighted average number of common shares outstanding:
Basic	11,932	11,479
Diluted	12,715	11,698

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$2,887	$1,236

Other comprehensive loss:
Foreign currency translation adjustments	(379)	(233)
Total other comprehensive loss	(379)	(233)
Comprehensive income	$2,508	$1,003

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$2,887	$1,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,760	2,965
Provision for deferred income taxes	130	830
Excess tax benefit related to stock option exercises	(205)	(27)
Non-cash stock-based compensation	331	366
Change in operating assets and liabilities:
Accounts receivable	18,697	2,143
Inventories	45,314	(1,309)
Prepaid expenses and other current assets	4,360	2,533
Other assets	(647)	(4,748)
Accounts payable	(52,110)	13,152
Accrued expenses and other current liabilities	1,621	(3,516)
Deferred revenue	(5,201)	(1,519)
Total adjustments	15,050	10,870
Net cash provided by operating activities	17,937	12,106
Cash Flows From Investing Activities
Purchases of property and equipment	(3,973)	(2,200)
Net cash used in investing activities	(3,973)	(2,200)
Cash Flows From Financing Activities
Net payments under line of credit	(20,185)	(12,075)
Payments for deferred financing costs	—	(480)
Capital lease proceeds	—	62
Borrowings under notes payable	73	2,393
Payments under notes payable	(322)	(203)
Change in book overdraft	1,471	1,198
Payments of obligations under capital lease	(798)	(680)
Proceeds from stock issued under stock option plans	3,151	734
Excess tax benefit related to stock option exercises	205	27
Common shares repurchased and held in treasury	—	(1,558)
Net cash used in financing activities	(16,405)	(10,582)
Effect of foreign currency on cash flow	(149)	64
Net change in cash and cash equivalents	(2,590)	(612)
Cash and cash equivalents at beginning of the period	9,992	6,535
Cash and cash equivalents at end of the period	$7,402	$5,923
Supplemental Cash Flow Information
Interest paid	$937	$855
Income taxes paid	2,379	190
Supplemental Non-Cash Investing and Financing Activities
Financed purchase of property and equipment	$6,813	$184
Deferred financing costs	—	253

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2013 fiscal year and through the date of this report.

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

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended March 31, 2014, we generated approximately 74% of our revenue in our Commercial segment, 15% of our revenue in our MacMall segment and 11% of our revenue in our Public Sector segment.

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

2. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the three months ended March 31, 2014. Goodwill totaled $25.5 million as of March 31, 2014 and December 31, 2013, all of which related to our Commercial segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted Average Estimated	At March 31, 2014				At December 31, 2013
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	8	$3,858	(1)	$632	$3,226	$3,858	(1)	$594	$3,264
Customer relationships	9	3,050		1,280	1,770	3,050		1,191	1,859
Non-compete agreements	4	250		238	12	250		223	27
Total intangible assets		$7,158		$2,150	$5,008	$7,158		$2,008	$5,150

(1)     Included in the gross amounts for “Patent, trademarks & URLs” at March 31, 2014 and December 31, 2013 are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.1 million and $0.5 million for the three months ended March 31, 2014 and 2013. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.4 million in the remainder of 2014, $0.5 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.3 million in 2018 and $0.4 million thereafter.

3. Line of Credit and Notes Payable

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2014, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2014, we had $90.3 million of net working capital advances outstanding under the line of credit. At March 31, 2014, the maximum credit line was $200 million and we had $25.9 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At March 31, 2014, we had $3.7 million outstanding under the term note. The remaining balance of our term note matures as follows: $465,000 in the reminder of 2014, $620,000 annually in each of the years 2015 through 2018, and $775,000 thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility. However, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at March 31, 2014, $217,500 and $1.5 million was included in our “Notes Payable — current” and “Notes payable and other long-term liabilities” on our Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At March 31, 2014, we had $9.2 million outstanding under this credit agreement, which matures as follows: $0.3 million in the remainder of 2014, $0.4 million in 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million with the intent to commence construction on a new cloud data center that we currently expect to open in the latter part of the second quarter of 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing during the construction period will bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. At March 31, 2014, we had $2.3 million outstanding under this loan agreement.

At March 31, 2014, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.09%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

4. Income Taxes

Accounting for Uncertainty in Income Taxes

At March 31, 2014, we had no unrecognized tax positions.  For the three months ended March 31, 2014 and 2013, we did not recognize any interest or penalties for uncertain tax positions. There were also no accrued interest and penalties at March 31, 2014 and 2013. We do not anticipate any significant increases in our unrecognized tax benefits within the next twelve months. Further, since we did not have any unrecognized tax benefits at March 31, 2014, we do not anticipate any significant decreases within the next twelve months.

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

5. Stockholders’ Equity

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We did not repurchase any shares during the three months ended March 31, 2014. At March 31, 2014, we had $5.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

6. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended March 31, 2014 and 2013, approximately 428,000 and 1,189,000 shares of common stock underlying stock options have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended March 31, 2014:
Basic EPS
Net income	$2,887	11,932	$0.24
Effect of dilutive securities
Dilutive effect of stock options	—	783
Diluted EPS
Adjusted net income	$2,887	12,715	$0.23

Three Months Ended March 31, 2013:
Basic EPS
Net income	$1,236	11,479	$0.11
Effect of dilutive securities
Dilutive effect of stock options	—	219
Diluted EPS
Adjusted net income	$1,236	11,698	$0.11

7. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended March 31, 2014
Net sales	$252,121	$36,420	$50,515	$(2)	$339,054
Gross profit	41,534	3,542	5,553	(2)	50,627
Depreciation and amortization expense(1)	612	13	209	1,926	2,760
Operating profit	17,658	574	560	(12,925)	5,867

Three Months Ended March 31, 2013
Net sales	$251,368	$31,026	$54,840	$(65)	$337,169
Gross profit	37,896	2,895	6,011	152	46,954
Depreciation and amortization expense(1)	1,045	15	214	1,691	2,965
Operating profit	14,767	124	426	(12,439)	2,878

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of March 31, 2014 and December 31, 2013, we had total consolidated assets of $372.1 million and $434.8 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

8. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.3 million in each of the three month periods ended March 31, 2014 and 2013. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

***

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part II, Item 1A and elsewhere in this report.

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

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended March 31, 2014, we generated approximately 74% of our revenue in our Commercial segment, 15% of our revenue in our MacMall segment and 11% of our revenue in our Public Sector segment.

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

We experience variability in our net sales and operating results on a quarterly basis as a result of many factors. We experience some seasonal trends in our sales of technology products, services and solutions to businesses, government and educational institutions and individual customers. For example, the timing of capital budget authorizations for our commercial customers can affect when these companies can procure IT products and services. The fiscal year-ends of Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. We generally see an increase in our second quarter sales related to customers in the SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year. We may also experience variability in our gross profit and gross profit margin as a result of changes in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor, which may be impacted by a number of events outside of our control. Also, consumer holiday spending contributes to variances in our quarterly results. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented approximately 21% of our net sales in each of the three months ended March 31, 2014 and 2013, and products manufactured by Apple represented approximately 18% of our net sales in each of the three months ended March 31, 2014 and 2013.

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

STRATEGIC DEVELOPMENTS

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related ISV (Independent Software Vendor) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $24 million for the major phases of the ERP upgrade and to be complete with all major phases of the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2014. To date, we have incurred approximately $18.8 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. As part of the upgrades to our IT systems, we recently upgraded our eCommerce systems and launched new generation of our public and extranet at pcm.com, macmall.com, and pcmg.com, which are included in the amounts above.  We also implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Common Stock Repurchase Program

At March 31, 2014, we had $5.7 million available in stock repurchases under a discretionary stock repurchase program, subject to any limitations that may apply from time to time under our existing credit facility. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. There were no repurchases of our common stock during the three months ended March 31, 2014.

Real Estate Transaction

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred an additional cumulative $7.2 million through March 31, 2014 towards the construction of a new cloud data center that we currently expect to open in the latter part of the second quarter of 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Vendor Consideration. We receive vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50 — Customer Payments and Incentives, since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. At the end of any given period, unbilled receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.”

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

	Three Months Ended March 31,
	2014	2013
Net sales	$339,054	$337,169
Cost of goods sold	288,427	290,215
Gross profit	50,627	46,954
Selling, general and administrative expenses	44,760	44,076
Operating profit	5,867	2,878
Interest expense, net	943	772
Income before income taxes	4,924	2,106
Income tax expense	2,037	870
Net income	$2,887	$1,236

Basic and Diluted Earnings Per Common Share
Basic	$0.24	$0.11
Diluted	0.23	0.11

Weighted average number of common shares outstanding:
Basic	11,932	11,479
Diluted	12,715	11,698

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	85.1	86.1
Gross profit	14.9	13.9
Selling, general and administrative expenses	13.2	13.1
Operating profit	1.7	0.8
Interest expense, net	0.3	0.2
Income before income taxes	1.4	0.6
Income tax expense	0.6	0.2
Net income	0.8%	0.4%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2014		2013
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$252,121	74%	$251,368	75%	$753	0%
Public Sector	36,420	11	31,026	9	5,394	17
MacMall	50,515	15	54,840	16	(4,325)	(8)
Corporate & Other	(2)	—	(65)	—	63	NM (1)
Consolidated	$339,054	100%	$337,169	100%	$1,885	1%

(1)  Not meaningful.

Consolidated net sales were $339.1 million in the three months ended March 31, 2014 compared to $337.2 million in the three months ended March 31, 2013, an increase of $1.9 million, or 1%. Consolidated sales of services were $29.0 million in the three months ended March 31, 2014 compared to $29.5 million in the three months ended March 31, 2013, a decrease of $0.5 million, or 2%, and represented 9% of consolidated net sales in each of the three months ended March 31, 2014 and 2013.

Commercial segment net sales were $252.1 million in the three months ended March 31, 2014 compared to $251.4 million in the three months ended March 31, 2013, an increase of $0.7 million. Sales of services in the Commercial segment decreased by $0.4 million, or 1%, to $27.9 million in the three months ended March 31, 2014 from $28.3 million in the three months ended March 31, 2013, and represented 11% of Commercial segment net sales in each of the three months ended March 31, 2014 and 2013. Commercial net sales in the three months ended March 31, 2014 were impacted by a $6.1 million decrease in non-recurring sales to promotional companies at lower margins.

Public Sector net sales were $36.4 million in the three months ended March 31, 2014 compared to $31.0 million in the three months ended March 31, 2013, an increase of $5.4 million, or 17%. This increase was primarily due to a $3.9 million, or 37%, increase in our state and local government and educational institutions business (SLED) driven by sales related to the Common Core standards and a $1.5 million, or 7%, increase in our federal government business related to strength in sales under our new contracts, despite continued Federal budgetary headwinds.

MacMall net sales were $50.5 million in the three months ended March 31, 2014 compared to $54.8 million in the three months ended March 31, 2013, a decrease of $4.3 million, or 8%. The decrease in MacMall net sales was primarily due to a $6.0 million decrease in sales made via the MacMall segment’s OnSale and eCost brands, offset by a $1.7 million, or 4%, increase in sales made under the MacMall brand.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $50.6 million in the three months ended March 31, 2014, an increase of $3.6 million, from $47.0 million in the three months ended March 31, 2013. Consolidated gross profit margin was 14.9% in the three months ended March 31, 2014 compared to 13.9% in the three months ended March 31, 2013. The increase in gross profit and gross profit margin was primarily due to an increase in vendor consideration of $2.2 million, a higher mix of solution sales, which drove in part the increase in vendor consideration, and a higher mix of sales reported on a net basis.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $0.7 million, or 2%, to $44.8 million in the three months ended March 31, 2014 from $44.1 million in the three months ended March 31, 2013 primarily due to an increase in personnel costs of $1.3 million, partially offset by a decrease in advertising expenditures of $0.4 million. Consolidated SG&A expenses as a percentage of net sales increased to 13.2% in the three months ended March 31, 2014 from 13.1% in the three months ended March 31, 2013.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended March 31,								Change in
	2014			2013			Change in		Operating
	Operating	Operating Profit		Operating	Operating Profit		Operating Profit		Profit Margin
	Profit	Margin(1)		Profit	Margin(1)		$	%	%
Commercial	$17,658	7.0%		$14,767	5.9%		$2,891	20%	1.1%
Public Sector	574	1.6		124	0.4		450	363	1.2
MacMall	560	1.1		426	0.8		134	31	0.3
Corporate & Other	(12,925)	(3.8	)(1)	(12,439)	(3.7	)(1)	(486)	4	(0.1	)(1)
Consolidated	$5,867	1.7%		$2,878	0.9		$2,989	404%	0.8%

(1) Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $5.9 million in the three months ended March 31, 2014 compared to $2.9 million in the three months ended March 31, 2013, an increase of $3.0 million, or 104%.

Commercial operating profit was $17.7 million in the three months ended March 31, 2014 compared to $14.8 million in the three months ended March 31, 2013, an increase of $2.9 million, or 20%, primarily due to a $3.6 million increase in Commercial gross profit resulting from a shift in sales to higher margin solutions and a related increase in associated incremental vendor consideration, and a $0.4 million decrease in amortization expense due to certain intangible assets reaching their end of life, partially offset by a $1.3 million increase in personnel costs.

Public Sector operating profit was $0.6 million in the three months ended March 31, 2014 compared to $0.1 million in the three months ended March 31, 2013, an increase of $0.5 million, or 363%. This increase was primarily due to the increase in Public Sector net sales discussed above and $0.6 million increase in Public sector gross profit.

MacMall operating profit was $0.6 million in the three months ended March 31, 2014 compared to $0.4 million in the three months ended March 31, 2013, an increase of $0.2 million primarily due to a $0.5 million decrease in advertising expenditures, a $0.2 million decrease in personnel costs and various other immaterial decreases in operating expenses, partially offset by a $0.5 million decrease in MacMall gross profit and $0.3 million related to a legal settlement in the three months ended March 31, 2014.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain professional and pre-sales support services and other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $12.9 million in the three months ended March 31, 2014 compared to $12.4 million in the three months ended March 31, 2013, an increase of $0.5 million, or 4%, primarily due to a $0.2 million increase in depreciation expense and various other immaterial increases in operating expenses.

Net Interest Expense

Total net interest expense for the three months ended March 31, 2014 was $0.9 million compared with $0.8 million in the same period of 2013.

Income Tax Expense

We recorded an income tax expense of $2.0 million in the three months ended March 31, 2014 compared to $0.9 million in the three months ended March 31, 2013, an increase of $1.1 million, primarily due to an increase in pre-tax income. Our effective tax rates for the three months ended March 31, 2014 and 2013 were 41.4% and 41.3%.

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

We had cash and cash equivalents of $7.4 million at March 31, 2014 and $10.0 million at December 31, 2013. Our working capital was $60.6 million as of March 31, 2014 and $57.6 million as of December 31, 2013.

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

From the inception of the program in October 2008 through December 31, 2013, we have repurchased an aggregate total of 2,837,319 shares of our common stock for a total cost of $14.3 million. The repurchased shares are held as treasury stock. We did not repurchase any of our common shares during the three months ended March 31, 2014. At March 31, 2014, we had $5.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. As of March 31, 2014, we had a total accrued receivable of $7.6 million related to 2012 and 2013. We expect to file our 2013 claim in 2014 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities in the three months ended March 31, 2014 was $17.9 million compared to 12.1 million in the three months ended March 31, 2013.

The $17.9 million of net cash provided by operating activities in the three months ended March 31, 2014 was primarily due to a $45.3 million decrease in inventories due to the sell through of a majority of the inventory purchased for specific customer contracts and large strategic purchases made near the end of the year and a $18.7 million decrease in accounts receivable, partially offset by a $52.1 million decrease in accounts payable.

The $12.1 million of net cash provided by operating activities in the first quarter of 2013 was primarily due to a $13.2 million increase in our accounts payable at March 31, 2013 from December 31, 2012. This increase in accounts payable balance was primarily due to an increase in our Public Sector segment’s outstanding payables at March 31, 2013 compared to December 31, 2012.

Cash Flows from Investing Activities. Net cash used in investing activities was $4.0 million in the three months ended March 31, 2014 compared to $2.2 million in the three months ended March 31, 2013.

The $4.0 million and $2.2 million of net cash used in investing activities in each of the three months ended March 31, 2014 and 2013 were primarily related to capital expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff. Also included in the three months ended March 31, 2014 were expenditures relating to leasehold improvements and other build-out costs related to our new Chicago office.

Cash Flows from Financing Activities. Net cash used in financing activities during the three months ended March 31, 2014 was $16.4 million compared to $10.6 million during the three months ended March 31, 2013.

The $16.4 million of net cash used in financing activities in the three months ended March 31, 2014 was primarily related to $20.2 million of net payments made on the outstanding balance of our line of credit, partially offset by $3.2 million of cash proceeds related to stock issued for employee stock option exercises.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2014, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2014, we had $90.3 million of net working capital advances outstanding under the line of credit. At March 31, 2014, the maximum credit line was $200 million and we had $25.9 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At March 31, 2014, we had $3.7 million outstanding under the term note. The remaining balance of our term note matures as follows: $465,000 in the reminder of 2014, $620,000 annually in each of the years 2015 through 2018, and $775,000 thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility. However, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at March 31, 2014, $217,500 and $1.5 million was included in our “Notes Payable — current” and “Notes payable and other long-term liabilities” on our Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At March 31, 2014, we had $9.2 million outstanding under this credit agreement, which matures as follows: $0.3 million in the remainder of 2014, $0.4 million in 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million with the intent to commence construction on a new cloud data center that we currently expect to open in the latter part of the second quarter of 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing during the construction period will bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. At March 31, 2014, we had $2.3 million outstanding under this loan agreement.

At March 31, 2014, our effective weighted average annual interest rate on outstanding amounts under the credit facility and term note was 2.09%.

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

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related ISV (Independent Software Vendor) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and timeframes for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $24 million for the major phases of the ERP upgrade and to be complete with all major phases of the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2014. To date, we have incurred approximately $18.8 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. As part of the upgrades to our IT systems, we recently upgraded our eCommerce systems and launched new generation of our public and extranet at pcm.com, macmall.com, and pcmg.com, which are included in the amounts above.  We also implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

New Data Center

In December 2012, we completed the purchase of 7.9 acres of land with the intent to commence construction on a new cloud data center that we currently expect to open in the latter part of the second quarter of 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility will complement our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. As of March 31, 2014, we expect to incur approximately $3-4 million of incremental construction and related costs to build out the new data center primarily during the second quarter of 2014.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, there has been no material change in any off-balance sheet arrangements since December 31, 2013.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 8 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three months ended March 31, 2014 other than compensation arrangements in the ordinary course of business.

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

•	our use of management information systems and their need for future support or upgrade;
•	our expectations regarding the timing and costs of our ongoing or planned IT systems and communications infrastructure upgrades;
•	our expectations regarding key personnel and our ability to hire new and retain such individuals;
•	our expectations with respect to the timing and cost of completing our new data center in Ohio;
•	our competitive advantages and growth opportunities;
•	our ability to increase revenues and profitability;
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

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part II, Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update any forward-looking statement or other information contained herein to reflect new information, events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At March 31, 2014, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2014. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2014, we had $90.3 million outstanding under our line of credit and $18.8 million outstanding under our notes payable. As of March 31, 2014, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and notes payable would be to increase our annual interest expense by approximately $1.1 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of March 31, 2014, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP represented approximately 21% of our net sales in each of the three months ended March 31, 2014 and 2013, and products manufactured by Apple represented approximately 18% of our net sales in each of the three months ended March 31, 2014 and 2013. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

10.1*

Summary of Executive Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 14, 2014)

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

PCM, INC.
(Registrant)

Date: May 1, 2014	By:	/s/ Brandon H. LaVerne
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