Form 10-Q
period 2014-06-30
PCM, INC.
filed 2014-08-11
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, the registrant had 12,376,236 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,669	$9,992
Accounts receivable, net of allowances of $566 and $1,408	173,095	195,805
Inventories	49,470	115,261
Prepaid expenses and other current assets	30,523	14,893
Deferred income taxes	2,424	2,583
Current assets of discontinued operations	277	1,973
Total current assets	262,458	340,507
Property and equipment, net	70,134	55,840
Deferred income taxes	135	225
Goodwill	25,510	25,510
Intangible assets, net	4,513	4,684
Other assets	4,612	6,808
Non-current assets of discontinued operations	14	1,248
Total assets	$367,376	$434,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,524	$130,899
Accrued expenses and other current liabilities	27,718	29,204
Deferred revenue	20,119	9,427
Line of credit	52,652	110,499
Notes payable — current	2,906	1,167
Current liabilities of discontinued operations	981	1,716
Total current liabilities	199,900	282,912
Notes payable and other long-term liabilities	26,657	18,247
Deferred income taxes	7,599	7,901
Total liabilities	234,156	309,060
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,674,622 and 15,053,067 shares issued; and 12,369,363 and 11,790,674 shares outstanding	16	15
Additional paid-in capital	119,677	115,801
Treasury stock, at cost: 3,305,259 and 3,262,393 shares	(15,751)	(15,321)
Accumulated other comprehensive income	1,794	1,816
Retained earnings	27,484	23,451
Total stockholders’ equity	133,220	125,762
Total liabilities and stockholders’ equity	$367,376	$434,822

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$339,624	$355,497	$670,346	$678,107
Cost of goods sold	290,985	305,463	572,189	582,705
Gross profit	48,639	50,034	98,157	95,402
Selling, general and administrative expenses	44,758	43,379	88,168	85,572
Operating profit	3,881	6,655	9,989	9,830
Interest expense, net	750	781	1,693	1,553
Income from continuing operations before income taxes	3,131	5,874	8,296	8,277
Income tax expense	1,293	2,502	3,430	3,496
Income from continuing operations	1,838	3,372	4,866	4,781
Loss from discontinued operations, net of taxes	(692)	(209)	(833)	(382)
Net income	$1,146	$3,163	$4,033	$4,399

Basic and Diluted Earnings Per Common Share
Basic EPS:
Income from continuing operations	$0.15	$0.30	$0.40	$0.41
Loss from discontinued operations, net of taxes	(0.06)	(0.02)	(0.07)	(0.03)
Net income	0.09	0.28	0.33	0.38

Diluted EPS:
Income from continuing operations	$0.14	$0.29	$0.37	$0.40
Loss from discontinued operations, net of taxes	(0.05)	(0.02)	(0.06)	(0.03)
Net income	0.09	0.27	0.31	0.37

Weighted average number of common shares outstanding:
Basic	12,343	11,488	12,137	11,483
Diluted	12,945	11,771	12,841	11,734

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$1,146	$3,163	$4,033	$4,399

Comprehensive income:
Foreign currency translation adjustments	357	(346)	(22)	(579)
Total other comprehensive (loss) income	357	(346)	(22)	(579)
Comprehensive income	$1,503	$2,817	$4,011	$3,820

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$4,033	$4,399
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,485	5,897
Provision for deferred income taxes	379	726
Excess tax benefit related to stock option exercises	(269)	(37)
Non-cash stock-based compensation	635	783
Change in operating assets and liabilities:
Accounts receivable	22,872	(27,282)
Inventories	67,326	1,607
Prepaid expenses and other current assets	(15,661)	(8,532)
Other assets	2,256	(1,816)
Accounts payable	(37,623)	410
Accrued expenses and other current liabilities	445	(717)
Deferred revenue	10,676	14,204
Total adjustments	57,521	(14,757)
Net cash provided by (used in) operating activities	61,554	(10,358)
Cash Flows From Investing Activities
Purchases of property and equipment	(18,432)	(7,447)
Net cash used in investing activities	(18,432)	(7,447)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(57,847)	12,766
Capital lease proceeds	—	206
Borrowing under note payable	9,060	4,108
Payments under notes payable	(714)	(458)
Change in book overdraft	1,421	8,722
Payments of obligations under capital lease	(1,421)	(1,431)
Net proceeds from stock issued under stock option plans	3,242	1,399
Payment for deferred financing costs	(30)	(752)
Common shares repurchased and held in treasury	(430)	(1,558)
Excess tax benefit related to stock option exercises	269	37
Net cash (used in) provided by financing activities	(46,450)	23,039
Effect of foreign currency on cash flow	5	(391)
Net change in cash and cash equivalents	(3,323)	4,843
Cash and cash equivalents at beginning of the period	9,992	6,535
Cash and cash equivalents at end of the period	$6,669	$11,378
Supplemental Cash Flow Information
Interest paid	$1,819	$1,393
Income taxes paid	5,688	1,820
Supplemental Non-Cash Investing and Financing Activities
Purchase of property and equipment	$979	$270
Deferred financing costs	—	228

 See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Description of Company

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams, direct marketing channels and a limited number of retail stores. Since our founding in 1987, we have served our customers by offering products and services purchased from vendors such as Apple, Cisco, Dell, HP, Ingram Micro, Lenovo, Microsoft and Tech Data. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including commercial businesses, state, local and federal governments, educational institutions and individual consumers.

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed with the SEC on March 14, 2014 and May 1, 2014.

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

During the second quarter of 2014, we discontinued the operation of two of our retail stores, located in Huntington Beach, California and Chicago, Illinois and our OnSale and eCost businesses. We reflected the results of these operations, which were reported as a part of our MacMall segment, as discontinued operations for all periods presented herein on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. See Note 3 below for more information.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended June 30, 2014, we generated approximately 75% of our revenue in our Commercial segment, 15% of our revenue in our Public Sector segment and 10% of our revenue in our MacMall segment. In the six months ended June 30, 2014, we generated approximately 76% of our revenue in our Commercial segment, 13% of our revenue in our Public Sector segment and 11% of our revenue in our MacMall segment.

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

Our MacMall segment consists of sales made via telephone, the Internet and two retail stores to consumers, small businesses and creative professionals.

We have restated the consolidated statement of cash flows for the six months ended June 30, 2013 to increase purchases of property and equipment and borrowing under note payable by $1.7 million and decrease non-cash purchase of property and equipment by $1.7 million to correct an immaterial error from netting these amounts.

2. Summary of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides a comprehensive guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle of the guidance provides that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, using either a full retrospective or modified retrospective method of adoption. We are currently evaluating the transition method we will adopt and the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 is effective for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014. We are currently evaluating the impact that ASU 2014-08 will have on our consolidated financial statements.

3. Discontinued Operations

During the second quarter of 2014, we discontinued the operation of two of our retail stores, located in Huntington Beach, California and Chicago, Illinois and our OnSale and eCost businesses. The financial results of these operations, which were historically reported as part of our MacMall segment, have been excluded from our results from continuing operations for all periods presented herein and have been presented as discontinued operations. The revenues, operating and non-operating results of the discontinued operations are reflected in a single line item entitled “Loss from discontinued operations, net of taxes” on our Condensed Consolidated Statements of Operations, and the related assets and liabilities are presented in our Condensed Consolidated Balance Sheets in line items entitled “Current assets of discontinued operations,” “Non-current assets of discontinued operations” and “Current liabilities of discontinued operations” for all periods presented herein.

The carrying amounts of major classes of assets and liabilities that have been included in such balance sheet line items, as described above, in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable, net	$111	$273
Inventories, net	166	1,700
Current assets of discontinued operations	277	1,973
Fixed assets, net	—	768
Intangible assets, net	—	466
Other non-current assets	14	14
Non-current assets of discontinued operations	14	1,248
Total assets of discontinued operations	$291	$3,221

Accounts payable	$191	$130
Accrued expenses and other current liabilities	777	1,557
Deferred revenue	13	29
Current liabilities of discontinued operations	$981	$1,716

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$6,783	$10,924	$15,114	$25,482

Loss before income taxes	$(1,179)	$(365)	$(1,421)	$(662)
Income tax benefit	(487)	(156)	(588)	(280)
Loss from discontinued operations, net of taxes	$(692)	$(209)	$(833)	$(382)

4. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the six months ended June 30, 2014. Goodwill totaled $25.5 million as of June 30, 2014 and December 31, 2013, all of which related to our Commercial segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted Average Estimated	At June 30, 2014				At December 31, 2013
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	12	$3,286	(1)	$288	$2,998	$3,286	(1)	$271	$3,015
Customer relationships	10	2,550		1,035	1,515	2,550		908	1,642
Non-compete agreements	4	—		—	—	250		223	27
Total intangible assets		$5,836		$1,323	$4,513	$6,086		$1,402	$4,684

(1)     Included in the gross amounts for “Patent, trademarks & URLs” at June 30, 2014 and December 31, 2013 are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.1 million and $0.5 million for the three months ended June 30, 2014 and 2013 and $0.2 million and $0.9 million for the six months ended June 30, 2014 and 2013. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.1 million in the remainder of 2014, $0.3 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.3 million in 2018 and $0.4 million thereafter.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2014, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2014, we had $52.7 million of net working capital advances outstanding under the line of credit. At June 30, 2014, the maximum credit line was $200 million and we had $53.4 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At June 30, 2014, we had $3.6 million outstanding under the term note. The remaining balance of our term note matures as follows: $0.3 million in the reminder of 2014, $0.6 million annually in each of the years 2015 through 2018, and $0.8 million thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility. However, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at June 30, 2014, $0.3 million and $1.4 million were included in our “Notes Payable — current” and “Notes payable and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At June 30, 2014, we had $9.1 million outstanding under this credit agreement, which matures as follows: $0.2 million in the remainder of 2014, $0.4 million in 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $9.3 million through June 30, 2014 towards the construction of a new cloud data center that we opened in late June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing during the construction period will bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. At June 30, 2014, we had $4.3 million outstanding under this loan agreement.

At June 30, 2014, our effective weighted average annual interest rate on outstanding amounts under the credit facility, term note and notes payable was 2.1%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

We determine our interim income tax provision by estimating our effective income tax rate expected to be applicable for the full fiscal year.

Accounting for Uncertainty in Income Taxes

At June 30, 2014, we had no unrecognized tax positions. For the three months and six months ended June 30, 2014 and 2013, we did not recognize any interest or penalties for uncertain tax positions. There were also no accrued interest and penalties at June 30, 2014 and 2013. We do not anticipate any significant increases in our unrecognized tax benefits within the next twelve months. Further, since we did not have any unrecognized tax benefits at June 30, 2014, we do not anticipate any significant decreases within the next twelve months.

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

7. Stockholders’ Equity

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

During the three months ended June 30, 2014, we repurchased a total of 42,866 shares of our common stock under this program for a total cost of approximately $0.4 million. From the inception of the program in October 2008 through June 30, 2014, we have repurchased an aggregate total of 2,888,581 shares of our common stock for a total cost of $14.7 million. The repurchased shares are held as treasury stock. At June 30, 2014, we had $5.3 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Approximately 439,000 and 912,000 shares of common stock for the three months ended June 30, 2014 and 2013, and approximately 400,000 and 1,051,000 shares of common stock for the six months ended June 30, 2014 and 2013 underlying stock options have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended June 30, 2014:
Basic EPS
Income from continuing operations	$1,838	12,343	$0.15
Effect of dilutive securities
Dilutive effect of stock options	—	602
Diluted EPS
Adjusted income from continuing operations	$1,838	12,945	$0.14

Three Months Ended June 30, 2013:
Basic EPS
Income from continuing operations	$3,372	11,488	$0.30
Effect of dilutive securities
Dilutive effect of stock options	—	283
Diluted EPS
Adjusted income from continuing operations	$3,372	11,771	$0.29

Six Months Ended June 30, 2014:
Basic EPS
Income from continuing operations	$4,866	12,137	$0.40
Effect of dilutive securities
Dilutive effect of stock options	—	704
Diluted EPS
Adjusted income from continuing operations	$4,866	12,841	$0.37

Six Months Ended June 30, 2013:
Basic EPS
Income from continuing operations	$4,781	11,483	$0.41
Effect of dilutive securities
Dilutive effect of stock options	—	251
Diluted EPS
Adjusted income from continuing operations	$4,781	11,734	$0.40

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended June 30, 2014
Net sales	$256,385	$50,883	$32,363	$(7)	$339,624
Gross profit	39,804	5,262	3,581	(8)	48,639
Depreciation and amortization expense(1)	603	13	67	2,038	2,721
Operating profit	14,215	2,046	274	(12,654)	3,881

Three Months Ended June 30, 2013
Net sales	$257,374	$61,190	$36,934	$(1)	$355,497
Gross profit	40,375	5,313	4,513	(167)	50,034
Depreciation and amortization expense(1)	1,015	14	30	1,689	2,748
Operating profit	16,989	1,757	1,032	(13,123)	6,655

Six Months Ended June 30, 2014
Net sales	$508,506	$87,303	$74,547	$(10)	$670,346
Gross profit	81,338	8,804	8,026	(11)	98,157
Depreciation and amortization expense(1)	1,215	26	99	3,964	5,304
Operating profit	31,873	2,620	1,076	(25,580)	9,989

Six Months Ended June 30, 2013
Net sales	$508,741	$92,216	$77,216	$(66)	$678,107
Gross profit	78,271	8,208	8,938	(15)	95,402
Depreciation and amortization expense(1)	2,060	29	59	3,380	5,528
Operating profit	31,756	1,881	1,755	(25,562)	9,830

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of June 30, 2014 and December 31, 2013, we had total consolidated assets of $367.4 million and $434.8 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.3 million and $1.4 million in the three month periods ended June 30, 2014 and 2013, respectively, and $2.6 million and $2.7 million in the six month periods ended June 30, 2014 and 2013. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

11. Subsequent Event

On August 6, 2014, we entered into a definitive agreement for the sale of real property located in Santa Monica, California, upon which we currently operate one of our retail stores, for $20.2 million, subject to diligence and closing conditions. The property has a net book value of approximately $4.4 million. We intend to shut down the operations of this retail store upon consummation of the sale.

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

BUSINESS OVERVIEW

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams, direct marketing channels and a limited number of retail stores. Since our founding in 1987, we have served our customers by offering products and services purchased from vendors such as Apple, Cisco, Dell, HP, Ingram Micro, Lenovo, Microsoft and Tech Data. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including commercial businesses, state, local and federal governments, educational institutions and individual consumers.

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

During the second quarter of 2014, we discontinued the operation of two of our retail stores, located in Huntington Beach, California and Chicago, Illinois and our OnSale and eCost businesses. We reflected the results of these operations, which were reported as a part of our MacMall segment, as discontinued operations for all periods presented herein on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended June 30, 2014, we generated approximately 75% of our revenue in our Commercial segment, 15% of our revenue in our Public Sector segment and 10% of our revenue in our MacMall segment. In the six months ended June 30, 2014, we generated approximately 76% of our revenue in our Commercial segment, 13% of our revenue in our Public Sector segment and 11% of our revenue in our MacMall segment.

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

Our MacMall segment consists of sales made via telephone, the Internet and two retail stores to consumers, small businesses and creative professionals.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented approximately 17% and 21% of our net sales in the three months ended June 30, 2014 and 2013, respectively, and products manufactured by Apple represented approximately 16% and 15% of our net sales in the three months ended June 30, 2014 and 2013, respectively. Products manufactured by HP represented approximately 19% and 21% of our net sales in the six months ended June 30, 2014 and 2013, respectively, and products manufactured by Apple represented approximately 17% of our net sales in each of the six months ended June 30, 2014 and 2013, respectively.

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

STRATEGIC DEVELOPMENTS

Real Estate Transactions

On August 6, 2014, we entered into a definitive agreement for the sale of real property located in Santa Monica, California, upon which we currently operate one of our retail stores, for $20.2 million, subject to diligence and closing conditions. The property has a net book value of approximately $4.4 million. We intend to shut down the operations of this retail store upon consummation of the sale. We also expect to effectuate a tax deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, through one or more purchases of real property to be used in connection with our company’s business and operations. We will evaluate potential exchanges and purchases, but would expect that any exchanges or purchases we make would benefit us through direct ownership of facilities that are strategic to our operations, reductions in our lease obligations, or other ancillary benefits. In conjunction with this transaction, we will be required to pay off our outstanding real estate related debt at the time of closing, which was $5.3 million as of June 30, 2014.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $9.3 million through June 30, 2014 towards the construction of a new cloud data center that we opened in late June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related ISV (Independent Software Vendor) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and time frames for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $24 million for the major phases of the ERP upgrade and to be complete with all major phases of the design, configuration and customization by the end of 2014. We expect to complete the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2015. To date, we have incurred approximately $21 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. As part of the upgrades to our IT systems, we recently upgraded our eCommerce systems and launched a new generation of our public website and extranet at pcm.com, macmall.com, and pcmg.com, which are included in the amounts above.  We also implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Common Stock Repurchase Program

At June 30, 2014, we had $5.3 million available in stock repurchases under a discretionary stock repurchase program, subject to any limitations that may apply from time to time under our existing credit facility. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the three months ended June 30, 2014, we repurchased a total of 42,866 shares of our common stock under this program for a total cost of approximately $0.4 million. From the inception of the program in October 2008 through June 30, 2014, we have repurchased an aggregate total of 2,888,581 shares of our common stock for a total cost of $14.7 million. The repurchased shares are held as treasury stock.

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

Revenue Recognition. We adhere to the guidelines and principles of sales recognition described in ASC 605 - Revenue Recognition. Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

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

RESULTS OF OPERATIONS

Consolidated Statements of Operations Data

The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations (in thousands, unaudited, except per share amounts) and information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales. There can be no assurance that trends in our net sales, gross profit or operating results will continue in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$339,624	$355,497	$670,346	$678,107
Cost of goods sold	290,985	305,463	572,189	582,705
Gross profit	48,639	50,034	98,157	95,402
Selling, general and administrative expenses	44,758	43,379	88,168	85,572
Operating profit	3,881	6,655	9,989	9,830
Interest expense, net	750	781	1,693	1,553
Income from continuing operations before income taxes	3,131	5,874	8,296	8,277
Income tax expense	1,293	2,502	3,430	3,496
Income from continuing operations	1,838	3,372	4,866	4,781
Loss from discontinued operations, net of taxes	(692)	(209)	(833)	(382)
Net income	$1,146	$3,163	$4,033	$4,399

Basic and Diluted Earnings Per Common Share
Basic EPS:
Income from continuing operations	$0.15	$0.30	$0.40	$0.41
Loss from discontinued operations, net of taxes	(0.06)	(0.02)	(0.07)	(0.03)
Net income	0.09	0.28	0.33	0.38

Diluted EPS:
Income from continuing operations	$0.14	$0.29	$0.37	$0.40
Loss from discontinued operations, net of taxes	(0.05)	(0.02)	(0.06)	(0.03)
Net income	0.09	0.27	0.31	0.37

Weighted average number of common shares outstanding:
Basic	12,343	11,488	12,137	11,483
Diluted	12,945	11,771	12,841	11,734

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100%	100%	100%	100%
Cost of goods sold	85.7	85.9	85.4	85.9
Gross profit	14.3	14.1	14.6	14.1
Selling, general and administrative expenses	13.2	12.2	13.1	12.7
Operating profit	1.1	1.9	1.5	1.4
Interest expense, net	0.2	0.2	0.3	0.2
Income from continuing operations before income taxes	0.9	1.7	1.2	1.2
Income tax expense	0.4	0.7	0.5	0.5
Income from continuing operations	0.5	1.0	0.7	0.7
Loss from discontinued operations, net of taxes	(0.2)	(0.1)	(0.1)	(0.1)
Net income	0.3%	$0.9%	0.6%	$0.6%

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended June 30,
	2014		2013
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$256,385	75%	$257,374	73%	$(989)	(0)%
Public Sector	50,883	15	61,190	17	(10,307)	(17)
MacMall	32,363	10	36,934	10	(4,571)	(12)
Corporate & Other	(7)	—	(1)	—	(6)	NM (1)
Consolidated	$339,624	100%	$355,497	100%	$(15,873)	(4)%

(1)  Not meaningful.

Consolidated net sales were $339.6 million in the three months ended June 30, 2014 compared to $355.5 million in the three months ended June 30, 2013, a decrease of $15.9 million, or 4%. Consolidated sales of services were $29.1 million in the three months ended June 30, 2014 compared to $32.5 million in the three months ended June 30, 2013, a decrease of $3.4 million, or 10%, and represented 9% of net sales in each of the three months ended June 30, 2014 and 2013, respectively.

Commercial net sales were $256.4 million in the three months ended June 30, 2014 compared to $257.4 million in the three months ended June 30, 2013, a decrease of $1.0 million. The decrease in Commercial net sales in the three months ended June 30, 2014 was primarily due to the non-recurrence of projects for certain large enterprise customers as compared to the same period in the prior year. Sales of services in the Commercial segment decreased by $3.5 million, or 11%, to $27.4 million in the three months ended June 30, 2014 from $30.9 million in the three months ended June 30, 2013, and represented 11% and 12% of Commercial net sales in the three months ended June 30, 2014 and 2013, respectively.

Public Sector net sales were $50.9 million in the three months ended June 30, 2014 compared to $61.2 million in the three months ended June 30, 2013, a decrease of $10.3 million, or 17%. This decrease in Public Sector net sales was due to a $11.5 million decrease in sales in our federal government business, primarily related to a reduction in sales made under our Social Security Administration and FBI contracts due to its unseasonably strong sales made during the three months ended June 30, 2013, which at the time grew 218% over the three months ended June 30, 2012, partially offset by an increase of $1.2 million in our state and local government and educational institutions business (SLED) resulting from increased account executive productivity in part related to the Common Core standards initiatives in the education sector.

MacMall net sales were $32.4 million in the three months ended June 30, 2014 compared to $36.9 million in the three months ended June 30, 2013, a decrease of $4.6 million, or 12%. The decrease in MacMall net sales was primarily due to a reduction in sales of MacBook Pro units, which were negatively impacted by pricing pressure from large online and retail competitors, partially offset by increases in Apple iMacs and MacBook Airs.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $48.6 million in the three months ended June 30, 2014, a decrease of $1.4 million, or 3%, from $50.0 million in the three months ended June 30, 2013. Consolidated gross profit margin grew to 14.3% in the three months ended June 30, 2014 from 14.1% in the three months ended June 30, 2013. The decrease in gross profit was primarily related to the decreased sales. The increase in gross profit margin in the three months ended June 30, 2014 was primarily due to an improved solution sales mix, which contributed to an increase in vendor consideration, and increased agent fees associated with sales of enterprise software agreements.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $44.8 million in the three months ended June 30, 2014 compared to $43.4 million in the three months ended June 30, 2013, an increase of $1.4 million, or 3%.  Consolidated SG&A expenses as a percentage of net sales increased to 13.2% in the three months ended June 30, 2014 from 12.2% in the three months ended June 30, 2013. The increase in consolidated SG&A expenses in Q2 2014 was primarily due to a $0.4 million increase in personnel costs and a $0.3 million increase in professional services fees.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,								Change in
	2014			2013					Operating
	Operating	Operating Profit		Operating	Operating Profit		Change in Operating Profit		Profit Margin
	Profit	Margin(1)		Profit	Margin(1)		$	%	%
Commercial	$14,215	5.5%		$16,989	6.6%		$(2,774)	(16)%	(1.1)%
Public Sector	2,046	4.0		1,757	2.9		289	16	1.1
MacMall	274	0.8		1,032	2.8		(758)	(73)	(2.0)
Corporate & Other	(12,654)	(3.7	)(1)	(13,123)	(3.7	)(1)	469	(4)	0.0
Consolidated	$3,881	1.1%		$6,655	1.9%		$(2,774)	(42)%	(0.8)%

(1)        Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $3.9 million in the three months ended June 30, 2014 compared to $6.7 million in the three months ended June 30, 2013, a decrease of $2.8 million or 42%.

Commercial operating profit was $14.2 million in the three months ended June 30, 2014 compared to $17.0 million in the three months ended June 30, 2013, a decrease of $2.8 million, or 16%, primarily due to a $0.6 million decrease in Commercial gross profit and increased personnel costs of $1.6 million, which was primarily due to investments including software, technical solutions and sales personnel supporting our future growth initiatives, including our new office in Austin, Texas.

Public Sector operating profit was $2.0 million in the three months ended June 30, 2014 compared to $1.8 million in the three months ended June 30, 2013, an increase of $0.2 million, or 16%. This increase in Public Sector operating profit in the three months ended June 30, 2014 was primarily due to lower variable fulfillment costs.

MacMall operating profit was $0.3 million in the three months ended June 30, 2014 compared to $1.0 million in the three months ended June 30, 2013, a decrease of $0.7 million, or 73%, primarily due to a decrease in MacMall gross profit associated with the reduction in sales.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $12.7 million in the three months ended June 30, 2014 compared to $13.1 million in the three months ended June 30, 2013, a decrease of $0.4 million, or 4%, primarily due to reduced personnel costs of $0.9 million, partially offset by a $0.3 million increase in depreciation expense.

Net Interest Expense

Total net interest expense for each of the three months ended June 30, 2014 and 2013 was $0.8 million.

Income Tax Expense

We recorded an income tax expense of $1.3 million in the three months ended June 30, 2014 compared to an income tax expense of $2.5 million in the three months ended June 30, 2013. Our effective tax rate was 41% and 43% for the three months ended June 30, 2014 and 2013, respectively. The decrease in income tax expense was primarily due to a decrease in our pre-tax income. The decrease in our effective tax rate in the three months ended June 30, 2014 was primarily due to the revaluation of federal deferred tax assets and liabilities from 34% to 35% in the three months ended June 30, 2013, which was recorded as a discrete item, and the impact of higher permanent differences during 2013.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, which represents the results of operations of the two closed retail stores and the OnSale and eCost businesses, was $0.7 million in the three months ended June 30, 2014 and $0.2 million in the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Six Months Ended June 30,
	2014		2013
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$508,506	76%	$508,741	75%	$(235)	(0)%
Public Sector	87,303	13	92,216	14	(4,913)	(5)
MacMall	74,547	11	77,216	11	(2,669)	(3)
Corporate & Other	(10)	—	(66)	—	56	NM (1)
Consolidated	$670,346	100%	$678,107	100%	$(7,761)	(1)%

(1)  Not meaningful.

Consolidated net sales were $670.3 million in the six months ended June 30, 2014 compared to $678.1 million in the six months ended June 30, 2013, a decrease of $7.8 million, or 1%. Consolidated sales of services were $58.1 million in the six months ended June 30, 2014 compared to $62.0 million in the six months ended June 30, 2013, a decrease of $3.9 million, or 6%, and represented 9% of net sales in each of the six months ended June 30, 2014 and 2013.

Commercial segment net sales were $508.5 million in the six months ended June 30, 2014 compared to $508.7 million in the six months ended June 30, 2013, a decrease of $0.2 million. The decrease in Commercial net sales in the six months ended June 30, 2014 was primarily due to the non-recurrence of projects for certain large enterprise customers as compared to the prior year. Sales of services in the Commercial segment decreased by $3.9 million, or 7%, to $55.3 million in the six months ended June 30, 2014 from $59.2 million in the six months ended June 30, 2013, and represented 11% and 12% of Commercial segment net sales in the six months ended June 30, 2014 and 2013 respectively.

Public Sector net sales were $87.3 million in the six months ended June 30, 2014 compared to $92.2 million in the six months ended June 30, 2013, a decrease of $4.9 million, or 5%. This decrease was primarily due to a decrease of $9.9 million, or 16%, in our federal government business, partially offset by an increase of $5.0 million, or 16%, in our SLED business. The decrease in our federal government business was primarily due to a reduction in sales made under certain of our new Federal contracts and continued Federal budgetary headwinds. The increase in our SLED business was primarily due to increased account executive productivity in part related to the Common Core standards initiatives in the education sector.

MacMall net sales were $74.5 million in the six months ended June 30, 2014 compared to $77.2 million in the six months ended June 30, 2013, a decrease of $2.7 million, or 3%. We believe MacMall net sales were negatively impacted by pricing pressure from large online and retail competitors.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $98.2 million in the six months ended June 30, 2014, an increase of $2.8 million, or 3%, from $95.4 million in the six months ended June 30, 2013. Consolidated gross profit margin grew to 14.6% in the six months ended June 30, 2014 from 14.1% in the six months ended June 30, 2013. The increase in consolidated gross profit was primarily due to an increase in vendor consideration of $1.8 million. The increase in consolidated gross profit margin was primarily due to an improved solution sales mix, which contributed to an increase in vendor consideration, and increased agent fees associated with sales of enterprise software agreements.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $2.6 million, or 3%, to $88.2 million in the six months ended June 30, 2014 from $85.6 million in the six months ended June 30, 2013 primarily due to a $1.8 million increase in net personnel costs, a $0.4 million increase in professional fees, a $0.2 million increase in travel and entertainment expenses, and a $0.2 million increase in legal settlement costs, partially offset by reduction in bad debt expense of $0.5 million.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,								Change in
	2014			2013					Operating
	Operating	Operating Profit		Operating	Operating Profit		Change in Operating Profit		Profit Margin
	Profit	Margin(1)		Profit	Margin(1)		$	%	%
Commercial	$31,873	6.3%		$31,756	6.2%		$117	0%	0.1%
Public Sector	2,620	3.0		1,881	2.0		739	39	1.0
MacMall	1,076	1.4		1,755	2.3		(679)	(39)	(0.9)
Corporate & Other	(25,580)	(3.8	)(1)	(25,562)	(3.8	)(1)	(18)	0	0.0
Consolidated	$9,989	1.5%		$9,830	1.4%		$159	2%	0.1%

(1)           Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $10.0 million in the six months ended June 30, 2014 compared to $9.8 million in the six months ended June 30, 2013, an increase of $0.2 million, or 2%.

Commercial operating profit was $31.9 million in the six months ended June 30, 2014 compared to $31.8 million in the six months ended June 30, 2013, an increase of $0.1 million, primarily due to the $3.1 million increase in Commercial gross profit, partially offset by a $2.9 million increase in personnel costs, which was primarily due to investments including software, technical solutions and sales personnel supporting our future growth initiatives, including our new office in Austin, Texas.

Public Sector operating profit was $2.6 million in the six months ended June 30, 2014 compared to $1.9 million in the six months ended June 30, 2013, an increase of $0.7 million or 39%, primarily due to a $0.6 million increase in Public Sector gross profit and $0.2 million decrease in variable fulfillment costs, partially offset by a $0.1 million increase in personnel costs.

MacMall operating profit was $1.1 million in the six months ended June 30, 2014 compared to $1.8 million in the six months ended June 30, 2013, a decrease of $0.7 million, primarily due to a $0.9 million decrease in MacMall gross profit associated with the reduction in sales and a $0.3 million legal settlement in the first quarter of 2014, partially offset by a $0.4 million decrease in personnel costs.

Corporate & Other operating expenses remained relatively flat at $25.6 million in each of the six months ended June 30, 2014 and 2013.

Net Interest Expense

Total net interest expense for the six months ended June 30, 2014 increased to $1.7 million compared with $1.6 million in the six months ended June 30, 2013. The $0.1 million increase in net interest expense was primarily due to higher average total outstanding borrowings during the six months ended June 30, 2014 compared to the same period in the prior year.

Income Tax Expense

We recorded an income tax expense of $3.4 million in the six months ended June 30, 2014 compared to an income tax expense of $3.5 million in the six months ended June 30, 2013. Our effective tax rate was 41% and 42% for the six months ended June 30, 2014 and 2013, respectively.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, was $0.8 million in the six months ended June 30, 2014 and $0.4 million in the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital needs have been and are expected to continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in our new ERP system, eCommerce platform and other upgrades of our current IT infrastructure over the next several years, which are discussed further below in “Other Planned Capital Projects,” possible sales growth, possible acquisitions and new business ventures, including the execution of our rebranding strategy and possible repurchases of our common stock under a discretionary repurchase program, which is also further discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our continuing efforts to drive revenue growth from commercial customers could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our current working capital, including our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current uncertainty in the macroeconomic environment may limit our cash resources that could otherwise be available to fund capital investments, future strategic opportunities or growth beyond our current operating plans. We are also unable to quantify any expected future synergies or costs related to our ongoing rebranding and restructuring efforts.

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

We had cash and cash equivalents of $6.7 million at June 30, 2014 and $10.0 million at December 31, 2013. Our working capital was $62.6 million as of June 30, 2014 and $57.6 million as of December 31, 2013.

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the three months ended June 30, 2014, we repurchased a total of 42,866 shares of our common stock under this program for a total cost of approximately $0.4 million. From the inception of the program in October 2008 through June 30, 2014, we have repurchased an aggregate total of 2,888,581 shares of our common stock for a total cost of $14.7 million. The repurchased shares are held as treasury stock. At June 30, 2014, we had $5.3 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. As of June 30, 2014, we had a total accrued receivable of $8.6 million related to 2012, 2013 and the first half of 2014. Our 2012 claim has been processed and we are awaiting payment. We expect to file our 2013 claim in 2014 and we expect to receive full payment under our remaining accrued labor credits receivable. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year.

Cash Flows from Operating Activities. Net cash provided by operating activities was $61.6 million in the six months ended June 30, 2014 compared to $10.4 million of net cash used in operating activities in the six months ended June 30, 2013.

The $61.6 million of net cash provided by operating activities in the six months ended June 30, 2014 was primarily due to a decrease in inventory of $67.3 million due to the sell through of a majority of the inventory purchased for specific customer contracts and large strategic purchases made near the end of the year and a decrease in accounts receivable of $22.9 million, partially offset by a decrease in accounts payable of $37.6 million.

The $10.4 million of net cash used in operating activities in the six months ended June 30, 2013 was primarily due to a $27.3 million increase in accounts receivable due to increased sales, especially to certain federal government customers, partially offset by a $14.2 million increase in deferred revenue related to a deferred maintenance contract.

Cash Flows from Investing Activities. Net cash used in investing activities was $18.4 million in the six months ended June 30, 2014 compared to $7.4 million in the six months ended June 30, 2013.

The $18.4 million of net cash used in investing activities in the six months ended June 30, 2014 was primarily related to capital expenditures relating to our ERP upgrade, the construction of our new cloud data center in New Albany, Ohio, the expenditures relating to leasehold improvements and other build-out costs related to our new Chicago and Austin offices, and investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff. The $7.4 million of net cash used in investing activities in the six months ended June 30, 2013 was primarily related to capital expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff. In addition, we incurred approximately $1.3 million of capital expenditures in the six months ended June 30, 2013 related to the unfinanced portion of a building we acquired that is adjacent to the building we own in Santa Monica, California.

Cash Flows from Financing Activities. Net cash used in financing activities in the six months ended June 30, 2014 was $46.5 million compared to net cash provided by financing activities of $23.0 million in the six months ended June 30, 2013.

The $46.5 million of net cash used in financing activities in the six months ended June 30, 2014 was primarily related to $57.8 million of net payments on the outstanding balance of our line of credit, partially offset by $9.1 million of borrowings under our notes payable related to the ERP upgrade and new cloud data center construction. The $23.0 million of net cash provided by financing activities in the six months ended June 30, 2013 was primarily related to a $12.8 million net increase in the outstanding balance of our line of credit and an $8.7 million change in book overdraft related to outstanding checks at June 30, 2013 compared to the prior year end.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2014, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2014, we had $52.7 million of net working capital advances outstanding under the line of credit. At June 30, 2014, the maximum credit line was $200 million and we had $53.4 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At June 30, 2014, we had $3.6 million outstanding under the term note. The remaining balance of our term note matures as follows: $0.3 million in the reminder of 2014, $0.6 million annually in each of the years 2015 through 2018, and $0.8 million thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility. However, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at June 30, 2014, $0.3 million and $1.4 million were included in our “Notes Payable — current” and “Notes payable and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At June 30, 2014, we had $9.1 million outstanding under this credit agreement, which matures as follows: $0.2 million in the remainder of 2014, $0.4 million in 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million, where we built a new cloud data center that we opened in late June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing during the construction period will bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. At June 30, 2014, we had $4.3 million outstanding under this loan agreement.

At June 30, 2014, our effective weighted average annual interest rate on outstanding amounts under the credit facility, term note and notes payable was 2.1%.

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

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related ISV (Independent Software Vendor) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and time frames for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $24 million for the major phases of the ERP upgrade and to be complete with all major phases of the design, configuration and customization by the end of 2014. We expect to complete the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2015. To date, we have incurred approximately $21 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

New Data Center

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred an additional cumulative $9.3 million through June 30, 2014 towards the construction of a new cloud data center that we opened in late June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. While the site is now fully operational, we expect a limited amount of capital expenditures to continue into the third quarter of 2014.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, there has been no material change in any off-balance sheet arrangements since December 31, 2013.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 10 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and six months ended June 30, 2014 other than compensation arrangements in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and short-term and long-term debt. At June 30, 2014, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2014. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2014, we had $52.7 million outstanding under our line of credit and $23.3 million outstanding under our notes payable. As of June 30, 2014, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and notes payable would be to increase our annual interest expense by approximately $0.8 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Condensed Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of June 30, 2014, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP represented approximately 19% and 21% of our net sales in the six months ended June 30, 2014 and 2013, respectively, and products manufactured by Apple represented approximately 17% of our net sales in each of the six months ended June 30, 2014 and 2013, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

During the three months ended June 30, 2014, we repurchased a total of 42,866 shares of our common stock under this program for a total cost of approximately $0.4 million. From the inception of the program in October 2008 through June 30, 2014, we have repurchased an aggregate total of 2,888,581 shares of our common stock for a total cost of $14.7 million. The repurchased shares are held as treasury stock. At June 30, 2014, we had $5.3 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

A summary of the repurchase activity for the three months ended June 30, 2014 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	33,366	$9.94	33,366	$5,747
May 1, 2014 to May 31, 2014	9,500	10.42	9,500	5,316
June 1, 2014 to June 30, 2014	—	—	—
Total	42,866		42,866

ITEM 5. OTHER INFORMATION

Effective June 1, 2014, the cash compensation for our Board of Directors was revised such that non-employee members of the Board will receive an annual Board retainer of $50,000, plus an annual retainer of $10,000 for service on the Audit Committee and an annual retainer of $7,500 for service on the Compensation Committee. The chairperson of each of our Audit and Compensation Committees will also receive an additional annual retainer of $15,000 and $7,500, respectively.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2014, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2014)

10. 2

Purchase and Sale Agreement dated August 6, 2014 by and between M2 Marketplace, Inc. and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

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

PCM, INC.
(Registrant)

Date: August 11, 2014	By:	/s/Brandon H. LaVerne
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