Form 10-Q
period 2014-09-30
PCM, INC.
filed 2014-11-10
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, the registrant had 12,380,524 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,488	$9,992
Accounts receivable, net of allowances of $606 and $1,407	194,874	195,803
Inventories	45,032	113,843
Prepaid expenses and other current assets	25,225	14,892
Deferred income taxes	1,812	2,583
Current assets of discontinued operations	56	3,394
Total current assets	272,487	340,507
Property and equipment, net	71,386	55,806
Deferred income taxes	125	225
Goodwill	25,510	25,510
Intangible assets, net	4,458	4,684
Other assets	4,983	6,804
Non-current assets of discontinued operations	19	1,286
Total assets	$378,968	$434,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,962	$130,869
Accrued expenses and other current liabilities	25,941	29,128
Deferred revenue	14,222	9,427
Line of credit	55,454	110,499
Notes payable — current	3,169	1,167
Current liabilities of discontinued operations	547	1,821
Total current liabilities	211,295	282,911
Notes payable and other long-term liabilities	27,371	18,248
Deferred income taxes	7,564	7,901
Total liabilities	246,230	309,060
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,753,652 and 15,053,067 shares issued; and 12,380,524 and 11,790,674 shares outstanding	16	15
Additional paid-in capital	120,541	115,801
Treasury stock, at cost: 3,373,128 and 3,262,393 shares	(16,461)	(15,321)
Accumulated other comprehensive income	1,299	1,816
Retained earnings	27,343	23,451
Total stockholders’ equity	132,738	125,762
Total liabilities and stockholders’ equity	$378,968	$434,822

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$339,138	$338,679	$1,005,887	$1,012,260
Cost of goods sold	293,628	290,288	862,709	869,282
Gross profit	45,510	48,391	143,178	142,978
Selling, general and administrative expenses	44,341	43,798	131,813	128,571
Operating profit	1,169	4,593	11,365	14,407
Interest expense, net	688	892	2,381	2,445
Income from continuing operations before income taxes	481	3,701	8,984	11,962
Income tax expense	327	1,512	3,872	5,003
Income from continuing operations	154	2,189	5,112	6,959
Loss from discontinued operations, net of taxes	(294)	(265)	(1,220)	(636)
Net income (loss)	$(140)	$1,924	$3,892	$6,323

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income from continuing operations	$0.01	$0.19	$0.42	$0.60
Loss from discontinued operations, net of taxes	(0.02)	(0.02)	(0.10)	(0.05)
Net income (loss)	(0.01)	0.17	0.32	0.55

Diluted EPS:
Income from continuing operations	$0.01	$0.18	$0.40	$0.58
Loss from discontinued operations, net of taxes	(0.02)	(0.02)	(0.10)	(0.05)
Net income (loss)	(0.01)	0.16	0.30	0.53

Weighted average number of common shares outstanding:
Basic	12,367	11,593	12,217	11,530
Diluted	12,954	12,034	12,871	11,844

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013
Net income (loss)	$(140)	$1,924	$3,892	$6,323

Comprehensive income:
Foreign currency translation adjustments	(495)	198	(517)	(381)
Total other comprehensive income (loss)	(495)	198	(517)	(381)
Comprehensive income (loss)	$(635)	$2,122	$3,375	$5,942

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$3,892	$6,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,149	8,884
Provision for deferred income taxes	550	1,585
Excess tax benefit related to stock option exercises	(290)	(260)
Non-cash stock-based compensation	1,074	1,220
Change in operating assets and liabilities:
Accounts receivable	1,151	9,390
Inventories	71,926	20,383
Prepaid expenses and other current assets	(10,689)	(5,476)
Other assets	1,807	(3,091)
Accounts payable	(20,440)	(6,599)
Accrued expenses and other current liabilities	(1,217)	(2,151)
Deferred revenue	4,769	8,236
Total adjustments	57,790	32,121
Net cash provided by operating activities	61,682	38,444
Cash Flows From Investing Activities
Purchases of property and equipment	(22,762)	(10,536)
Net cash used in investing activities	(22,762)	(10,536)
Cash Flows From Financing Activities
Net payments under line of credit	(55,045)	(24,545)
Capital lease proceeds	—	206
Borrowing under note payable	11,462	4,820
Payments under notes payable	(1,602)	(920)
Change in book overdraft	1,130	(1,542)
Payments of obligations under capital lease	(2,018)	(2,222)
Proceeds from stock issued under stock option plans	3,667	1,895
Payment for deferred financing costs	(30)	(1,141)
Common shares repurchased and held in treasury	(1,140)	(1,633)
Excess tax benefit related to stock option exercises	290	260
Net cash used in financing activities	(43,286)	(24,822)
Effect of foreign currency on cash flow	(138)	(193)
Net change in cash and cash equivalents	(4,504)	2,893
Cash and cash equivalents at beginning of the period	9,992	6,535
Cash and cash equivalents at end of the period	$5,488	$9,428
Supplemental Cash Flow Information
Interest paid	$2,541	$2,454
Income taxes paid	5,933	2,786
Supplemental Non-Cash Investing Activities
Purchase of property and equipment	$544	$663

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Description of Company

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams and direct marketing channels. Since our founding in 1987, we have served our customers by offering products and services purchased from vendors such as Apple, Cisco, Dell, HP, Ingram Micro, Lenovo, Microsoft and Tech Data. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including commercial businesses, state, local and federal governments, educational institutions and individual consumers.

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014.

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

During the nine months ended September 30, 2014, we discontinued the operation of three of our retail stores, located in Huntington Beach and Torrance, California, and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. See Note 3 below for more information.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended September 30, 2014, we generated approximately 74% of our revenue in our Commercial segment, 19% of our revenue in our Public Sector segment and 7% of our revenue in our MacMall segment. In the nine months ended September 30, 2014, we generated approximately 75% of our revenue in our Commercial segment, 15% of our revenue in our Public Sector segment and 10% of our revenue in our MacMall segment.

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

Our MacMall segment consists of sales made via telephone, the Internet and one retail store to consumers, small businesses and creative professionals.

We have restated the consolidated statement of cash flows for the nine months ended September 30, 2013 to increase purchases of property and equipment and borrowing under a note payable by $1.7 million and decrease non-cash purchases of property and equipment by $1.7 million to correct an immaterial error from netting these amounts.

2. Summary of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides comprehensive guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle of the guidance provides that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, using either a full retrospective or modified retrospective method of adoption. We are currently evaluating the transition method we will adopt and the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

3. Discontinued Operations

During the nine months ended September 30, 2014, we discontinued the operation of three of our retail stores, located in Huntington Beach and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. The financial results of these operations, which were historically reported as part of our MacMall segment, have been excluded from our results from continuing operations for all periods presented herein and have been presented as discontinued operations. The revenues, operating and non-operating results of the discontinued operations are reflected in a single line item entitled “Loss from discontinued operations, net of taxes” on our Condensed Consolidated Statements of Operations, and the related assets and liabilities are presented in our Condensed Consolidated Balance Sheets in line items entitled “Current assets of discontinued operations,” “Non-current assets of discontinued operations” and “Current liabilities of discontinued operations” for all periods presented herein.

The carrying amounts of major classes of assets and liabilities that have been included in such balance sheet line items, as described above, in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable, net	$53	$276
Inventories, net	3	3,118
Current assets of discontinued operations	56	3,394
Fixed assets, net	—	801
Intangible assets, net	—	466
Other non-current assets	19	19
Non-current assets of discontinued operations	19	1,286
Total assets of discontinued operations	$75	$4,680

Accounts payable	$64	$161
Accrued expenses and other current liabilities	480	1,631
Deferred revenue	3	29
Current liabilities of discontinued operations	$547	$1,821

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,315	$9,839	$20,025	$39,848

Loss before income taxes	$(516)	$(449)	$(2,144)	$(1,094)
Income tax benefit	(222)	(184)	(924)	(458)
Loss from discontinued operations, net of taxes	$(294)	$(265)	$(1,220)	$(636)

4. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the nine months ended September 30, 2014. Goodwill totaled $25.5 million as of September 30, 2014 and December 31, 2013, all of which related to our Commercial segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted Average Estimated	At September 30, 2014				At December 31, 2013
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	12	$3,303	(1)	$296	$3,007	$3,286	(1)	$271	$3,015
Customer relationships	10	2,550		1,099	1,451	2,550		908	1,642
Non-compete agreements	—	—		—	—	250		223	27
Total intangible assets		$5,853		$1,395	$4,458	$6,086		$1,402	$4,684

(1)     Included in the gross amounts for “Patent, trademarks & URLs” at September 30, 2014 and December 31, 2013 are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.1 million and $0.5 million for the three months ended September 30, 2014 and 2013, and $0.2 million and $1.4 million for the nine months ended September 30, 2014 and 2013. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.1 million in the remainder of 2014, $0.3 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.3 million in 2018 and $0.4 million thereafter.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2014, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2014, we had $55.5 million of net working capital advances outstanding under the line of credit. At September 30, 2014, the maximum credit line was $200 million and we had $59.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At September 30, 2014, we had $3.4 million outstanding under the term note. The remaining balance of our term note matures as follows: $0.2 million in the reminder of 2014, $0.6 million annually in each of the years 2015 through 2018, and $0.8 million thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility. However, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at September 30, 2014, $0.3 million and $1.3 million were included in our “Notes Payable — current” and “Notes payable and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At September 30, 2014, we had $9.0 million outstanding under this credit agreement, which matures as follows: $0.1 million in the remainder of 2014, $0.4 million in 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $12.1 million through September 30, 2014 towards the construction of a new cloud data center that we opened in late June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing during the construction period will bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. At September 30, 2014, we had $6.3 million outstanding under this loan agreement.

At September 30, 2014, our effective weighted average annual interest rate on outstanding amounts under the credit facility, term note and notes payable was 2.24%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

We determine our interim income tax provision by applying our effective income tax rate expected to be applicable for the full fiscal year to pre-tax income (loss) for the interim periods.

Accounting for Uncertainty in Income Taxes

At September 30, 2014, we had no unrecognized tax positions. For the three months and nine months ended September 30, 2014 and 2013, we did not recognize any interest or penalties for uncertain tax positions. There were also no accrued interest and penalties at September 30, 2014 and December 31, 2013. We do not anticipate any significant increases in our unrecognized tax benefits within the next twelve months. Further, since we did not have any unrecognized tax benefits at September 30, 2014, we do not anticipate any significant decreases within the next twelve months.

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

We repurchased a total of 67,869 shares of our common stock under this program during the three months ended September 30, 2014 for a total cost of approximately $0.7 million. From the inception of the program in October 2008 through September 30, 2014, we have repurchased an aggregate total of 2,956,450 shares of our common stock for a total cost of $15.4 million. The repurchased shares are held as treasury stock. At September 30, 2014, we had $4.6 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Approximately 527,000 and 264,000 shares of common stock for the three months ended September 30, 2014 and 2013, and approximately 509,000 and 788,000 shares of common stock for the nine months ended September 30, 2014 and 2013 underlying stock options have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amounts
Three Months Ended September 30, 2014:
Basic EPS
Income from continuing operations	$154	12,367	$0.01
Effect of dilutive securities
Dilutive effect of stock-based awards	—	587
Diluted EPS
Adjusted income from continuing operations	$154	12,954	$0.01

	Net Income	Shares	Per Share Amounts
Three Months Ended September 30, 2013:
Basic EPS
Income from continuing operations	$2,189	11,593	$0.19
Effect of dilutive securities
Dilutive effect of stock-based awards	—	441
Diluted EPS
Adjusted income from continuing operations	$2,189	12,034	$0.18

Nine Months Ended September 30, 2014:
Basic EPS
Income from continuing operations	$5,112	12,217	$0.42
Effect of dilutive securities
Dilutive effect of stock-based awards	—	654
Diluted EPS
Adjusted income from continuing operations	$5,112	12,871	$0.40

Nine Months Ended September 30, 2013:
Basic EPS
Income from continuing operations	$6,959	11,530	$0.60
Effect of dilutive securities
Dilutive effect of stock-based awards	—	314
Diluted EPS
Adjusted income from continuing operations	$6,959	11,844	$0.58

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended September 30, 2014
Net sales	$249,628	$64,017	$25,500	$(7)	$339,138
Gross profit	37,944	4,923	2,596	47	45,510
Depreciation and amortization expense(1)	569	9	21	2,047	2,646
Operating profit	12,851	1,756	(209)	(13,229)	1,169

Three Months Ended September 30, 2013
Net sales	$252,590	$55,691	$30,401	$(3)	$338,679
Gross profit	39,605	5,342	3,493	(49)	48,391
Depreciation and amortization expense(1)	978	15	29	1,773	2,795
Operating profit	15,649	1,768	699	(13,523)	4,593

Nine Months Ended September 30, 2014
Net sales	$758,134	$151,320	$96,451	$(18)	$1,005,887
Gross profit	119,282	13,727	10,133	36	143,178
Depreciation and amortization expense(1)	1,784	35	107	6,011	7,937
Operating profit	44,724	4,376	1,074	(38,809)	11,365

Nine Months Ended September 30, 2013
Net sales	$761,331	$147,907	$103,090	$(68)	$1,012,260
Gross profit	117,876	13,550	11,616	(64)	142,978
Depreciation and amortization expense(1)	3,038	44	73	5,154	8,309
Operating profit	47,405	3,649	2,437	(39,084)	14,407

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of September 30, 2014 and December 31, 2013, we had total consolidated assets of $379.0 million and $434.8 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.2 million and $1.3 million in the three month periods ended September 30, 2014 and 2013, respectively, and $3.8 million and $4.0 million in the nine month periods ended September 30, 2014 and 2013. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

11. Subsequent Events

In October 2014, we made the final decision to discontinue the operation of our last retail store located in Santa Monica, California effective December 1, 2014. Upon closure of this store, we will no longer have any dedicated retail operations. Our Santa Monica retail store generated revenues of approximately $2.3 million and $3.2 million during the three months ended September 30, 2014 and 2013, respectively, and approximately $10.2 million and $10.5 million during the nine months ended September 30, 2014 and 2013, respectively. We are currently estimating the costs related to completing the closure of our Santa Monica retail store.

In October 2014, we gave notice to Sarcom Properties to exercise an option under a lease agreement dated February 19, 2010, as amended (the “Lease”), to purchase the building and real property located in Lewis Center, Ohio (the “Building”) for approximately $6,050,000 plus an unamortized leasehold improvement allowance, as defined in the lease agreement. We expect to enter into a purchase agreement with Sarcom Properties to effectuate the sale and purchase of the Building substantially in the form provided for in the Lease. The exact purchase price, which is expected to approximate $6.6 million, will be determined in accordance with the provisions of the Lease prior to closing of the purchase transaction, which we anticipate will occur on or before December 31, 2014, after completion of a due diligence period and customary closing conditions to be provided for in the purchase agreement. The Building is approximately 144,000 square feet of office and warehouse space, which we currently use as our second headquarters, sales office and distribution center. We expect to finance a portion of the purchase price with a long-term note.

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

BUSINESS OVERVIEW

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams and direct marketing channels. Since our founding in 1987, we have served our customers by offering products and services purchased from vendors such as Apple, Cisco, Dell, HP, Ingram Micro, Lenovo, Microsoft and Tech Data. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including commercial businesses, state, local and federal governments, educational institutions and individual consumers.

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

During the nine months ended September 30, 2014, we discontinued the operation of three of our retail stores, located in Huntington Beach and Torrance, California, and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended September 30, 2014, we generated approximately 74% of our revenue in our Commercial segment, 19% of our revenue in our Public Sector segment and 7% of our revenue in our MacMall segment. In the nine months ended September 30, 2014, we generated approximately 75% of our revenue in our Commercial segment, 15% of our revenue in our Public Sector segment and 10% of our revenue in our MacMall segment.

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

Our MacMall segment consists of sales made via telephone, the Internet and one retail store to consumers, small businesses and creative professionals.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented approximately 17% and 23% of our net sales in the three months ended September 30, 2014 and 2013, respectively, and products manufactured by Apple represented approximately 13% and 15% of our net sales in the three months ended September 30, 2014 and 2013, respectively. Products manufactured by HP represented approximately 18% and 22% of our net sales in the nine months ended September 30, 2014 and 2013, respectively, and products manufactured by Apple represented approximately 15% and 16% of our net sales in the nine months ended September 30, 2014 and 2013, respectively.

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

General economic conditions have an effect on our business and results of operations across all of our segments. If economic growth in the U.S. and other countries’ economies slows or declines, government, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. The economic climate in the U.S. and elsewhere could have an impact on the rate of information technology spending of our current and potential customers, which would impact our business and results of operations. These factors affect sales of our products, sales cycles, adoption rates of new technologies and level of price competition. We continue to focus our efforts on cost controls, competitive pricing strategies, and driving higher margin service and solution sales. We also continue to make selective investments in our sales force personnel, service and solutions capabilities and IT infrastructure and tools in an effort to meet vendor program requirements and to position us for enhanced productivity and future growth.

STRATEGIC DEVELOPMENTS

Real Estate Transactions

In August 2014, we entered into a definitive agreement for the sale of real property located in Santa Monica, California, upon which we currently operate one of our retail stores, for $20.2 million, subject to diligence and closing conditions. The property has a net book value of approximately $4.4 million. We intended to shut down the operations of this retail store upon consummation of the sale. We also expected to effectuate a tax deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, through one or more purchases of real property to be used in connection with our business and operations. Effective October 7, 2014, the buyer notified us that it intends to terminate this agreement. At this time, we are evaluating other options relating to our real property.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $12.1 million through September 30, 2014 towards the construction of a new cloud data center that we opened in late June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related ISV (Independent Software Vendor) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and time frames for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $24 million for the major phases of the ERP upgrade and to be complete with all major phases of the design, configuration and customization by the end of 2014. We expect to complete the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2015. To date, we have incurred approximately $21.8 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. As part of the upgrades to our IT systems, we recently upgraded our eCommerce systems and launched a new generation of our public website and extranet at pcm.com, macmall.com, and pcmg.com, which are included in the amounts above.  We also implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Common Stock Repurchase Program

At September 30, 2014, we had $4.6 million available in stock repurchases under a discretionary stock repurchase program, subject to any limitations that may apply from time to time under our existing credit facility. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We repurchased a total of 67,869 shares of our common stock under this program during the three months ended September 30, 2014 for a total cost of approximately $0.7 million. From the inception of the program in October 2008 through September 30, 2014, we have repurchased an aggregate total of 2,956,450 shares of our common stock for a total cost of $15.4 million. The repurchased shares are held as treasury stock.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2013. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2013, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed. We are currently performing our annual impairment test as of October 1, 2014.

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

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2013 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2014, or prior to that if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$339,138	$338,679	$1,005,887	$1,012,260
Cost of goods sold	293,628	290,288	862,709	869,282
Gross profit	45,510	48,391	143,178	142,978
Selling, general and administrative expenses	44,341	43,798	131,813	128,571
Operating profit	1,169	4,593	11,365	14,407
Interest expense, net	688	892	2,381	2,445
Income from continuing operations before income taxes	481	3,701	8,984	11,962
Income tax expense	327	1,512	3,872	5,003
Income from continuing operations	154	2,189	5,112	6,959
Loss from discontinued operations, net of taxes	(294)	(265)	(1,220)	(636)
Net income (loss)	$(140)	$1,924	$3,892	$6,323

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income from continuing operations	$0.01	$0.19	$0.42	$0.60
Loss from discontinued operations, net of taxes	(0.02)	(0.02)	(0.10)	(0.05)
Net income (loss)	(0.01)	0.17	0.32	0.55

Diluted EPS:
Income from continuing operations	$0.01	$0.18	$0.40	$0.58
Loss from discontinued operations, net of taxes	(0.02)	(0.02)	(0.10)	(0.05)
Net income (loss)	(0.01)	0.16	0.30	0.53

Weighted average number of common shares outstanding:
Basic	12,367	11,593	12,217	11,530
Diluted	12,954	12,034	12,871	11,844

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100%	100%	100%	100%
Cost of goods sold	86.6	85.7	85.8	85.9
Gross profit	13.4	14.3	14.2	14.1
Selling, general and administrative expenses	13.1	12.9	13.1	12.7
Operating profit	0.3	1.4	1.1	1.4
Interest expense, net	0.2	0.3	0.2	0.2
Income from continuing operations before income taxes	0.1	1.1	0.9	1.2
Income tax expense	0.1	0.4	0.4	0.5
Income from continuing operations	0.0	0.7	0.5	0.7
Loss from discontinued operations, net of taxes	0.0	(0.1)	(0.1)	(0.1)
Net income (loss)	0.0%	$0.6%	0.4%	$0.6%

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2014		2013
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$249,628	74%	$252,590	75%	$(2,962)	(1)%
Public Sector	64,017	19	55,691	16	8,326	15
MacMall	25,500	7	30,401	9	(4,901)	(16)
Corporate & Other	(7)	0	(3)	0	(4)	NM (1)
Consolidated	$339,138	100%	$338,679	100%	$459	0%

(1) Not meaningful.

Consolidated net sales were $339.1 million in the three months ended September 30, 2014 compared to $338.7 million in the three months ended September 30, 2013, an increase of $0.4 million. Consolidated sales of services were $31.4 million in the three months ended September 30, 2014 compared to $29.8 million in the three months ended September 30, 2013, an increase of $1.6 million, or 5%, and represented 9% of net sales in each of the three months ended September 30, 2014 and 2013, respectively. Consolidated net sales in the three months ended September 30, 2014 were significantly impacted by a $19.2 million reduction in revenue in our Commercial segment associated with large prior year projects for two large enterprise customers that did not continue into the current period. Excluding the impact of these two projects, we believe the resulting sales growth better reflects the health of our consolidated business taken as a whole.

Commercial net sales were $249.6 million in the three months ended September 30, 2014 compared to $252.6 million in the three months ended September 30, 2013, a decrease of $3.0 million. Sales of services in the Commercial segment increased by $1.0 million, or 4%, to $29.6 million in the three months ended September 30, 2014 from $28.6 million in the three months ended September 30, 2013, and represented 12% and 11% of Commercial net sales, respectively. The decrease in Commercial net sales included a $19.2 million reduction in revenue associated with large prior year projects for two large enterprise customers that did not continue into the current period. We believe we are seeing traction from the investments we are making in the area of sales headcount, software and advanced technology solutions. While we expect to continue to see improvements from our investments, we expect that our revenue growth will continue to be impacted in the next two quarters resulting from an expected non-recurrence of certain large enterprise projects.

Public Sector net sales were $64.0 million in the three months ended September 30, 2014 compared to $55.7 million in the three months ended September 30, 2013, an increase of $8.3 million, or 15%. This increase in Public Sector net sales was due to a $4.5 million, or 12%, increase in sales in our federal government business and a $3.9 million, or 20%, increase in our state and local government and educational institutions business (SLED) sales. The increase in sales was primarily due to increased contract and transactional sales, together with improved productivity of our account executives.

MacMall net sales were $25.5 million in the three months ended September 30, 2014 compared to $30.4 million in the three months ended September 30, 2013, a decrease of $4.9 million, or 16%. The decrease in MacMall net sales was primarily due to reductions in notebook sales, which were favorably impacted in the prior year due to a major MacBook Air introduction in June 2013.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $45.5 million in the three months ended September 30, 2014, a decrease of $2.9 million, or 6%, from $48.4 million in the three months ended September 30, 2013. Consolidated gross profit margin decreased to 13.4% in the three months ended September 30, 2014 from 14.3% in the three months ended September 30, 2013. The decrease in consolidated gross profit was primarily related to the $1.1 million LCD flat panel class action settlement we received in the three months ended September 30, 2013 and a $0.6 million decrease in vendor consideration in the three months ended September 30, 2014. The decrease in consolidated gross profit margin was primarily due to a 30 basis point reduction associated with the class action settlement in the prior year, a 17 basis point reduction associated with lower vendor consideration and a reduction in Public Sector selling margin primarily associated with its contract sales mix.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $44.3 million in the three months ended September 30, 2014 compared to $43.8 million in the three months ended September 30, 2013, an increase of $0.5 million, or 1%.  Consolidated SG&A expenses as a percentage of net sales increased to 13.1% in the three months ended September 30, 2014 from 12.9% in the three months ended September 30, 2013. The increase in consolidated SG&A expenses in the third quarter of 2014 was primarily due to a $0.5 million increase in professional fees and a $0.2 million increase in depreciation expense, partially offset by a $0.2 million decrease in personnel cost.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,								Change in
	2014			2013			Change in		Operating
	Operating	Operating Profit		Operating	Operating Profit		Operating Profit		Profit Margin
	Profit	Margin(1)		Profit	Margin(1)		$	%	%
Commercial	$12,851	5.1%		$15,649	6.2%		$(2,798)	(18)%	(1.1)%
Public Sector	1,756	2.7		1,768	3.2		(12)	(1)	(0.5)
MacMall	(209)	(0.8)		699	2.3		(908)	(130)	(3.1)
Corporate & Other	(13,229)	(3.9	)(1)	(13,523)	(4.0	)(1)	294	2	0.1
Consolidated	$1,169	0.3%		$4,593	1.4		$(3,424)	(75)%	(1.1)%

(1)        Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $1.2 million in the three months ended September 30, 2014 compared to $4.6 million in the three months ended September 30, 2013, a decrease of $3.4 million or 75%.

Commercial operating profit was $12.9 million in the three months ended September 30, 2014 compared to $15.6 million in the three months ended September 30, 2013, a decrease of $2.7 million, or 18%, primarily due to a $1.7 million decrease in Commercial gross profit, increased personnel costs of $0.7 million and a $0.5 million increase in facility related costs.

Public Sector operating profit remained relatively flat at $1.8 million in the three months ended September 30, 2014 and in the three months ended September 30, 2013.

MacMall operating loss was $0.2 million in the three months ended September 30, 2014 compared operating profit of $0.7 million in three months ended September 30, 2013, a decrease of $0.9 million from the same period in the prior year primarily due to a $0.9 million decrease in MacMall gross profit associated with the reduction in sales.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $13.2 million in the three months ended September 30, 2014 compared to $13.5 million in the three months ended September 30, 2013, a decrease of $0.3 million, or 2%, primarily due to reduced personnel costs of $0.6 million, partially offset by a $0.3 million increase in depreciation expense.

Net Interest Expense

Total net interest expense for the three months ended September 30, 2014 decreased to $0.7 million compared with $0.9 million in the three months ended September 30, 2013. The decrease in interest expense of $0.2 million was primarily due to an increase in capitalization of interest expense related to internally developed software and a decrease in our average total outstanding borrowings.

Income Tax Expense

We recorded an income tax expense of $0.3 million in the three months ended September 30, 2014 compared to an income tax expense of $1.5 million in the three months ended September 30, 2013. Our effective tax rate was 68% and 41% for the three months ended September 30, 2014 and 2013, respectively. The decrease in income tax expense was primarily due to a decrease in our pre-tax income. The increase in our effective tax rate in the three months ended September 30, 2014 was primarily due to a cumulative adjustment to income tax expense in the three months ended September 30, 2014 to reflect an increase in the projected annual effective income tax rate for 2014.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, which represents the results of operations of the three closed retail stores and the OnSale and eCost businesses, was $0.3 million in each of the three months ended September 30, 2014 and September 30, 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Nine Months Ended September 30,
	2014		2013
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$758,134	75%	$761,331	75%	$(3,197)	(0)%
Public Sector	151,320	15	147,907	15	3,413	2
MacMall	96,451	10	103,090	10	(6,639)	(6)
Corporate & Other	(18)	—	(68)	—	50	NM (1)
Consolidated	$1,005,887	100%	$1,012,260	100%	$(6,373)	(1)%

(1) Not meaningful.

Consolidated net sales were $1,005.9 million in the nine months ended September 30, 2014 compared to $1,012.3 million in the nine months ended September 30, 2013, a decrease of $6.4 million, or 1%. Consolidated sales of services were $89.4 million in the nine months ended September 30, 2014 compared to $91.6 million in the nine months ended September 30, 2013, a decrease of $2.2 million, or 2%, and represented 9% of net sales in each of the nine months ended September 30, 2014 and 2013. Consolidated net sales in the nine months ended September 30, 2014 were significantly impacted by a $21.5 million reduction in revenue in our Commercial segment associated with large prior year projects for two large enterprise customers that did not continue into the current period.

Commercial net sales were $758.1 million in the nine months ended September 30, 2014 compared to $761.3 million in the nine months ended September 30, 2013, a decrease of $3.2 million. Sales of services in the Commercial segment decreased by $2.9 million, or 3%, to $84.9 million in the nine months ended September 30, 2014 from $87.8 million in the nine months ended September 30, 2013, and represented 11% and 12% of Commercial segment net sales in the nine months ended September 30, 2014 and 2013 respectively. The decrease in Commercial net sales included a $21.5 million reduction in revenues associated with large prior year projects for two large enterprise customers that did not continue into the current period.

Public Sector net sales were $151.3 million in the nine months ended September 30, 2014 compared to $147.9 million in the nine months ended September 30, 2013, an increase of $3.4 million, or 2%. This increase was primarily due to an increase of $8.9 million, or 17%, in our SLED business, partially offset by a decrease of $5.5 million, or 6%, in our federal government business. The increase in our SLED business was primarily due to increased account executive productivity in part related to the Common Core standards initiatives in the education sector. The decrease in our federal government business was primarily due to a reduction in sales made under certain of our new Federal contracts and continued Federal budgetary headwinds.

MacMall net sales were $96.5 million in the nine months ended September 30, 2014 compared to $103.1 million in the nine months ended September 30, 2013, a decrease of $6.6 million, or 6%. We believe MacMall net sales were negatively impacted by pricing pressure from large online and retail competitors as well as reductions in notebook sales, which were favorably impacted in the prior year due to more substantial product introductions.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $143.2 million in the nine months ended September 30, 2014, an increase of $0.2 million, from $143.0 million in the nine months ended September 30, 2013. Consolidated gross profit margin grew to 14.2% in the nine months ended September 30, 2014 from 14.1% in the nine months ended September 30, 2013. The increase in consolidated gross profit in the nine months ended September 30, 2014 was primarily due to an increase in vendor consideration of $1.4 million despite a decrease in consolidated net sales during the current period as discussed above, partially offset by the $1.1 million LCD flat panel class action settlement we received in the third quarter of 2013.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $3.2 million, or 3%, to $131.8 million in the nine months ended September 30, 2014 from $128.6 million in the nine months ended September 30, 2013 primarily due to a $1.6 million increase in net personnel costs, a $0.9 million increase in professional fees, a $0.3 million increase in travel and entertainment expenses and a $0.3 million increase in outside services, partially offset by reduction in bad debt expense of $0.5 million.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,								Change in
	2014			2013					Operating
	Operating	Operating Profit		Operating	Operating Profit		Change in Operating Profit		Profit Margin
	Profit	Margin(1)		Profit	Margin(1)		$	%	%
Commercial	$44,724	5.9%		$47,405	6.2%		$(2,681)	6%	(0.3)%
Public Sector	4,376	2.9		3,649	2.5		727	20	0.4
MacMall	1,074	1.1		2,437	2.4		(1,363)	(56)	(1.3)
Corporate & Other	(38,809)	(3.9	)(1)	(39,084)	(3.9	)(1)	275	1	0.0
Consolidated	$11,365	1.1%		$14,407	1.4%		$(3,042)	(21)%	(0.3)%

(1)           Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $11.4 million in the nine months ended September 30, 2014 compared to $14.4 million in the nine months ended September 30, 2013, a decrease of $3.0 million, or 21%.

Commercial operating profit was $44.7 million in the nine months ended September 30, 2014 compared to $47.4 million in the nine months ended September 30, 2013, a decrease of $2.7 million, or 6%, primarily due to a $3.5 million increase in personnel costs and a $0.5 million increase in professional fees, partially offset by a $1.4 million increase in Commercial gross profit.

Public Sector operating profit was $4.4 million in the nine months ended September 30, 2014 compared to $3.6 million in the nine months ended September 30, 2013, an increase of $0.8 million, or 20%, primarily due to a $0.2 million increase in Public Sector gross profit and a $0.5 million decrease in variable fulfillment costs.

MacMall operating profit was $1.1 million in the nine months ended September 30, 2014 compared to $2.4 million in the nine months ended September 30, 2013, a decrease of $1.3 million, primarily due to a $1.5 million decrease in MacMall gross profit associated with the reduction in sales and a $0.3 million legal settlement in the first quarter of 2014, partially offset by a $0.6 million decrease in personnel costs.

Corporate & Other operating expenses were $38.8 million in the nine months ended September 30, 2014 compared to $39.1 million in the nine months ended September 30, 2013, a decrease of $0.3 million, or 1%, primarily due to reduced personnel costs of $1.5 million, partially offset by a $0.9 million increase in depreciation expense and a $0.3 million increase in outside services.

Net Interest Expense

Total net interest expense for the nine months ended remained relatively flat at $2.4 million in each of the nine months ended September 30, 2014 and 2013.

Income Tax Expense

We recorded an income tax expense of $3.9 million in the nine months ended September 30, 2014 compared to an income tax expense of $5.0 million in the nine months ended September 30, 2013. Our effective tax rates were 43% and 42% for the nine months ended September 30, 2014 and 2013, respectively. The $1.1 million decrease in our income tax expense in the nine months ended September 30, 2014 was primarily due to a decrease in our taxable income.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, was $1.2 million in the nine months ended September 30, 2014 and $0.6 million in the nine months ended September 30, 2013.

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

We had cash and cash equivalents of $5.5 million at September 30, 2014 and $10.0 million at December 31, 2013. Our working capital was $61.2 million as of September 30, 2014 and $57.6 million as of December 31, 2013.

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. We repurchased a total of 67,869 shares of our common stock under this program during the three months ended September 30, 2014 for a total cost of approximately $0.7 million. From the inception of the program in October 2008 through September 30, 2014, we have repurchased an aggregate total of 2,956,450 shares of our common stock for a total cost of $15.4 million. The repurchased shares are held as treasury stock. At September 30, 2014, we had $4.6 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of September 30, 2014, we had a total accrued receivable of $8.7 million related to 2012, 2013 and the first nine months of 2014. On October 24, 2014, we received a payment of approximately $3.8 million relating to our 2012 claim. We expect to file our 2013 claim in late 2014 and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities was $61.7 million in the nine months ended September 30, 2014 compared to $38.4 million in the nine months ended September 30, 2013.

The $61.7 million of net cash provided by operating activities in the nine months ended September 30, 2014 was primarily due to a decrease in inventory of $71.9 million due to the sell through of a majority of the inventory purchased for specific customer contracts and large strategic purchases made near the end of the year, partially offset by a decrease in accounts payable of $20.4 million.

The $38.4 million of net cash provided by operating activities in the nine months ended September 30, 2013 was primarily due to a $20.4 million decrease in inventory in anticipation of several new product announcements that were expected in the fourth quarter of 2013, a $9.4 million decrease in accounts receivable and an $8.2 million increase in deferred revenue related to a deferred maintenance contract, partially offset by a $6.6 million decrease in accounts payable.

Cash Flows from Investing Activities. Net cash used in investing activities was $22.8 million in the nine months ended September 30, 2014 compared to $10.5 million in the nine months ended September 30, 2013.

The $22.8 million of net cash used in investing activities in the nine months ended September 30, 2014 was primarily related to capital expenditures relating to our ERP upgrade, the construction of our new cloud data center in New Albany, Ohio, the expenditures relating to leasehold improvements and other build-out costs related to our new Chicago and Austin offices, and investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff.

The $10.5 million of net cash used in investing activities in the nine months ended September 30, 2013 was primarily related to capital expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff. In addition, we incurred approximately $1.3 million of capital expenditures in the nine months ended September 30, 2013 related to the unfinanced portion of a building we acquired that is adjacent to the building we own in Santa Monica, California, and approximately $0.9 million of construction and related costs to build out the new data center in New Albany, Ohio.

Cash Flows from Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2014 was $43.3 million compared to $24.8 million in the nine months ended September 30, 2013.

The $43.3 million of net cash used in financing activities in the nine months ended September 30, 2014 was primarily related to $55.0 million of net payments on the outstanding balance of our line of credit, partially offset by $11.5 million of borrowings under our notes payable primarily related to our ERP upgrade and our new cloud data center construction.

The $24.8 million of net cash used in financing activities in the nine months ended September 30, 2013 was primarily related to $24.5 million of net payments made on the outstanding balance of our line of credit.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2014, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2014, we had $55.5 million of net working capital advances outstanding under the line of credit. At September 30, 2014, the maximum credit line was $200 million and we had $59.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At September 30, 2014, we had $3.4 million outstanding under the term note. The remaining balance of our term note matures as follows: $0.2 million in the reminder of 2014, $0.6 million annually in each of the years 2015 through 2018, and $0.8 million thereafter.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility. However, the principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 beginning in July 2014. Accordingly, at September 30, 2014, $0.3 million and $1.3 million were included in our “Notes Payable — current” and “Notes payable and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, payable monthly. At September 30, 2014, we had $9.0 million outstanding under this credit agreement, which matures as follows: $0.1 million in the remainder of 2014, $0.4 million in 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $12.1 million through September 30, 2014 towards the construction of a new cloud data center that we opened in late June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing during the construction period will bear interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. At September 30, 2014, we had $6.3 million outstanding under this loan agreement.

At September 30, 2014, our effective weighted average annual interest rate on outstanding amounts under the credit facility, term note and notes payable was 2.24%.

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

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related ISV (Independent Software Vendor) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and time frames for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $24 million for the major phases of the ERP upgrade and to be complete with all major phases of the design, configuration and customization by the end of 2014. We expect to complete the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2015. To date, we have incurred approximately $21.8 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. In addition to the upgrades to our IT systems, we recently implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

New Data Center

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred an additional cumulative $12.1 million through September 30, 2014 towards the construction of a new cloud data center that we opened in late June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. While the site is now fully operational, we expect a limited amount of capital expenditures to continue into the fourth quarter of 2014.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, there has been no material change in any off-balance sheet arrangements since December 31, 2013.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 10 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and nine months ended September 30, 2014 other than compensation arrangements in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and short-term and long-term debt. At September 30, 2014, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2014. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2014, we had $55.5 million outstanding under our line of credit and $20.4 million outstanding under our notes payable. As of September 30, 2014, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and notes payable would be to increase our annual interest expense by approximately $0.8 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Condensed Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies. As of September 30, 2014, we did not have material foreign currency or overall currency exposure. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP represented approximately 18% and 22% of our net sales in the nine months ended September 30, 2014 and 2013, respectively, and products manufactured by Apple represented approximately 15% and 16% of our net sales in the nine months ended September 30, 2014 and 2013, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We may not be able to maintain existing vendor relationships or preferred provider status with our vendors, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We also maintain certain qualifications and preferred provider status with several of our vendors, which provides us with preferred pricing, vendor training and support, preferred access to products, and other significant benefits. In many cases, vendors require us to meet certain minimum standards in order to retain these qualifications and preferred provider status.  While these vendor relationships are an important element of our business, we do not have long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. If we do not maintain our existing relationships or preferred provider certifications or authorizations, or if we fail to build new relationships with vendors on acceptable terms, including favorable product pricing, vendor consideration or reseller qualifications, we may not be able to offer a broad selection of products or continue to offer products from these vendors at competitive prices or at all. From time to time, vendors may be acquired by other companies, terminate our right to sell some or all of their products, modify or terminate our preferred provider or qualification status, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. For example, one of our major vendors recently adopted heightened sales growth and dedicated sales personnel standards for its preferred provider designation. Our failure to meet these heightened standards could cause us to lose preferred provider status with the vendor. Any termination of our preferred provider status with any of our major vendors, or our failure to build new vendor relationships, could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and may adversely affect our operating results.

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

In addition, we and our subsidiaries may be subject to state or local taxes on income or on gross receipts or a similar measure earned in a state even though we and our subsidiaries may have no physical presence in the state. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay income and gross receipts taxes has also been the subject of court actions and various legislative efforts. There can be no assurance that these taxes will not be imposed upon us and our subsidiaries.

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

We repurchased a total of 67,869 shares of our common stock under this program during the three months ended September 30, 2014 for a total cost of approximately $0.7 million. From the inception of the program in October 2008 through September 30, 2014, we have repurchased an aggregate total of 2,956,450 shares of our common stock for a total cost of $15.4 million. The repurchased shares are held as treasury stock. At September 30, 2014, we had $4.6 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

A summary of the repurchase activity for the three months ended September 30, 2014 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	5,000	$11.58	5,000	$5,258
August 1, 2014 to August 31, 2014	35,700	10.20	35,700	4,894
September 1, 2014 to September 30, 2014	27,169	10.59	27,169	4,606
Total	67,869		67,869

ITEM 5. OTHER INFORMATION

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 5.02 — Departure of Directors or Certain Officers; Election of Directors; Appointment of  Certain Officers; Compensatory Arrangements of Certain Officers.”

On November 6, 2014, our Board of Directors approved an amendment to the employment agreement of Frank F. Khulusi, our Chief Executive Officer, pursuant to which Mr. Khulusi agreed to a reduction in his base salary of $250,000.  Effective December 1, 2014, Mr. Khulusi’s base salary will be $583,000, subject to increases as determined from time to time by the Board or any committee thereof.  Notwithstanding the reduction in base salary, in the event of a termination of Mr. Khulusi’s employment by the Company without cause or by Mr. Khulusi for good reason, or in the event of a change of control, Mr. Khulusi’s base salary will be deemed to be $833,000 (or such greater amount in effect at the time) for purposes of determining his entitlement to severance payments under the employment agreement.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

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

PCM, INC.
(Registrant)

Date: November 10, 2014	By:	/s/Brandon H. LaVerne
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