Form 10-K
period 2014-12-31
PCM, INC.
filed 2015-03-16
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $103.9 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2015, the registrant had 12,246,323 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

•                  the anticipated impact of reductions in sales to certain large enterprise customers;

•                  our expectations regarding the impact of investments we are making in the area of sales headcount, software and advanced technology solutions;

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

ITEM 1. BUSINESS

General

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams and direct marketing channels. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Apple, Cisco, Dell, HP, Ingram Micro, Lenovo, Microsoft and Tech Data. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments, educational institutions and individual consumers.

We operate under three reportable operating segments - Commercial, Public Sector and MacMall. Our segments are primarily aligned based upon their respective customer base. We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2014, we generated approximately 75% of our revenue in our Commercial segment, 16% of our revenue in our Public Sector segment and 9% of our revenue in our MacMall segment. Additional information regarding our segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.

Recent Developments

Over the past several years, our company has grown in part through the acquisition and internal cultivation of many different brands. We historically differentiated our brands primarily based on the identity of the customers. After carefully examining the markets we serve and the trends taking shape in the marketplace, we believe our commercial customers will benefit from a more unified and streamlined brand strategy. Accordingly, we changed our legal corporate name from PC Mall, Inc. to PCM, Inc. effective December 31, 2012 and our NASDAQ ticker symbol from MALL to PCMI effective January 2, 2013. In addition, we combined our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary effective December 31, 2012. The combined subsidiary now operates under the unified commercial brand PCM and generally includes our former SMB, MME and portions of our Corporate & Other segments. Further, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary changed its name to PCMG, Inc. and now operates under the PCM-G brand. We believe this unification provides an improved customer experience, operational synergies and benefits to all of our stakeholders, providing a brand that better represents the value-added solutions provider we are today.

During 2014, we discontinued the operation of all of our retail stores - located in Huntington Beach, Santa Monica and Torrance, California, and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein in our Consolidated Balance Sheets and Consolidated Statements of Operations.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred an additional cumulative $12.2 million through December 31, 2014 towards the construction of a new cloud data center that we opened in June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery.

Strategy

We seek to be a leading multi-vendor provider of technology products, services and solutions with a customer experience so compelling that we will be their provider of choice. In pursuit of this goal, the key elements of our strategy are discussed below.

Increase Sales and Marketing Productivity

Our account executives, together with our pre-sales support personnel and technical specialists, are skilled in team solution selling, account management and offering a superior customer experience through a high touch model. They handle a variety of customer needs, including assessment and support for complex technology solutions, operations and procurement processes, ongoing customer service and other value-added services.

We place significant strategic emphasis on increasing the productivity and tenure of our existing sales force by enhancing our training and tools, optimizing our technical pre-sales resources and other support functions, expanding our reach into higher-value, middle-market opportunities and realigning our commercial account executives and corporate and enterprise accounts under a unified brand strategy. Through these efforts we intend to better equip our account executives to evaluate, understand and deliver profitable technology solutions that address our customers’ IT needs with a superior customer experience in a changing IT environment.

Develop and Provide Leading Edge, Value Added Services and Solutions Offerings

Historically, our growth has been driven by our hardware and software sales. Increasingly, however, our commercial customers are consuming IT in different and evolving ways. As a result, they are utilizing more complex services and solutions, and it is a key part of our strategy to tailor our offerings to leverage these market dynamics. We believe we have significant opportunities for growth and increased profitability by continuing to invest in, and enhance, our software, services and solutions capabilities and portfolio. We have recently enhanced our tools and billing systems with the implementation of new help desk software, and in the first half of 2014 we opened a newly constructed cloud data center for customer use, which is located near Columbus, Ohio. Our software, services and solutions employees collectively carry thousands of technical certifications. These professionals add value to our clients through their expertise, knowledge and ability to craft customized solutions, and we expect to continue to add to our software, service and solutions capabilities. With our experienced engineers, technicians and project managers, combined with a national network of third party service providers, we intend to efficiently provide pre-sales assessments for the complex services and solutions necessary to meet the evolving technology marketplace for our customers in the commercial and public sector markets and to profitably deliver the resulting required post-sales services and solutions.

We are also continuing to focus our strategy of working with our customers to identify areas where they can gain efficiencies by outsourcing to us traditional IT functions, including help desk support, deployment, project management, hosting, and related IT functions. Our strategy is to continue to enhance our value proposition in the areas where we believe companies are increasingly investing. Specifically, we are focused on solutions around the data center (which includes storage and security solutions), cloud computing, collaboration, virtualization, end point and mobility, networking and software solutions. Our services are available to our commercial and public sector customers and span the entire IT life cycle. These services include:

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

•                  Training

•                  Project Management

•                  Design and Consulting

Leverage our Strong Partnerships with Key Vendors

We believe it is important to leverage our strong relationships with key OEM and publisher vendor partners such as Adobe, Apple, Cisco, Dell, HP, Lenovo, Microsoft, Oracle, Symantec and VMWare and other key partners on a company-wide basis. We believe our long-standing relationships with our key vendor partners give us increased visibility and legitimacy in the minds of our customers and provide us key insights related to new and existing technology products, services and solutions, roadmaps for such offerings and other critical industry dynamics.  These insights help to ensure that our sales and marketing organizations are knowledgeable and well positioned to profitably understand, market, sell and deliver these technologies to our customers, allowing us to meet our customers’ evolving and increasingly complex technology needs.

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

As an additional key part of our strategy to identify and drive operational efficiencies, we are currently upgrading many of our IT systems. We have purchased licenses for workflow software, web development tools, Microsoft Dynamics AX (Axapta) and appropriate Independent Software Vendor (ISV) solutions to upgrade our ERP systems. We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We have completed the initial phase of the implementation, and we expect to be complete with all major phases of the implementation of the ERP systems and migration of certain of the legacy systems to the new ERP solution by the end of 2015. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. Additionally, we have completed the initial implementation and upgrade of our eCommerce systems and launched new generation of our public sites and extranet at pcm.com, macmall.com and pcmg.com.

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

Vendor Supported Marketing. We provide vendor supported custom marketing campaigns that may include outbound call campaigns, customer webinars and events, lead campaigns, email marketing, promotional offers, the sale of advertising space in our catalogs and on our websites and trade-in and trade-up programs. We also work collaboratively with our vendor partners and use vendor funding to help offset portions of the costs of marketing promotions, direct mail offers, customer trainings and events and e-marketing or sales incentives. These marketing activities are based on market opportunity and vendors’ strategies. We also develop marketing campaigns designed to maximize product sales and we receive additional funds from our vendors in the form of volume incentive rebates and other programs.

Online Marketing. eCommerce marketing programs and capabilities, such as affiliate marketing, search engine optimization, email and search engine marketing, are essential components of our customer acquisition and retention strategy. We operate several websites, including pcm.com, pcmg.com, macmall.com and abreon.com. Our websites offer features such as online ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate commercial, customized extranets to provide businesses and their employees with an online purchasing channel with custom catalogs, pricing, security, asset management and workflow configurable to our customers’ needs. These extranet sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing our associated account executive’s time for other tasks.

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

Products and Merchandising

We offer technology products, solutions and other consumer products. We screen and select new products and manufacturers based on the market opportunity and technology adoption trends within our targeted customer markets. We also consider product attributes like features, quality, sales trends, price, margins, market development funds and warranties. We offer our customers other value-added services, such as custom configured systems, software licensing asset management, image management, product asset tagging and asset disposal services.

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

	Years Ended December 31,
	2014	2013	2012
Software (1)	17.5%	16.0%	15.8%
Notebooks	15.6	17.3	15.5
Desktops	10.3	9.8	10.2
Networking	9.9	8.3	7.4
Delivered services	8.6	8.9	8.9
Manufacturer service and warranty (1)	6.1	5.3	4.4
Tablets	5.1	6.0	6.9
Storage	5.0	5.4	4.8
Displays	4.5	5.2	5.2
Servers	3.2	2.6	3.2
Accessories	3.0	2.8	3.4
Input devices	2.5	2.7	3.0
Other (2)	8.7	9.7	11.3
Total	100.0%	100.0%	100.0%

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

Service Offerings for Commercial and Public Sector Markets

Our sales of services were approximately $117 million in 2014 and represented approximately 9% of our overall revenues. As part of our strategy, we recently enhanced our tools and billing systems with the implementation of new help desk software and in June 2014 we opened our newly constructed cloud data center for customer use, which is located near Columbus, Ohio. We are focused on working with our customers to identify areas where they can gain efficiencies by outsourcing to us traditional IT functions, including help desk support, deployment, project management, hosting, and related IT functions. We also continue to enhance our value proposition in the areas where we believe companies are increasingly investing. Specifically, we are focused on solutions around the data center (which includes storage and security solutions), cloud computing, collaboration, virtualization, secure mobility, borderless networks and enterprise software solutions. Our services are available to our commercial and public sector customers and span the entire IT life cycle.

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

Purchasing and Inventory

Effective purchasing is a key element of our strategy to provide technology products and solutions at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return and price protection policies and certain other vendor consideration. Products manufactured by

HP accounted for 18%, 21% and 21% of our net sales in 2014, 2013 and 2012 and products manufactured by Apple represented approximately 15%, 17% and 18% of our net sales in 2014, 2013 and 2012. We are also linked electronically with 22 distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. These arrangements allow us to reduce inventory carrying costs, achieve higher order fill rates and improve inventory turns.

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

We also have electronic purchasing and drop shipping systems for products that are not in stock at our distribution centers. Twenty-two distributors and manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit orders electronically for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, service level, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received.

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

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related Independent Software Vendor (ISV) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and time frames for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $24 million for the major phases of the ERP upgrade. We have completed all major phases of the design, configuration and customization. We expect to complete the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2015. To date, we have incurred approximately $23.0 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. As part of the upgrades to our IT systems, we recently upgraded our eCommerce systems and launched a new generation of our public website and extranet at pcm.com, macmall.com, and pcmg.com, which are included in the amounts above. We also implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

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

We relocated our company headquarters and main data center from Torrance, California to El Segundo, California in late 2011. As a result of this relocation, we upgraded our infrastructure and provided geographical redundancy for critical systems that were operating from Torrance. The geographical redundancy is provided through our newly upgraded data center in El Segundo and our own hosting facility in Atlanta. The two data centers now provide geographic redundancy for certain critical systems.

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

The manner in which the products, solutions and services we sell are distributed and sold is continually changing, and new methods of sales and distribution have emerged. Information technology resellers are consolidating operations and acquiring or merging with other resellers to achieve economies of scale and increased efficiency. Our largest manufacturers have sold, and continue to sell, their products directly to customers. To the extent additional manufacturers adopt this selling format, it could adversely affect our sales and profitability. In addition, traditional retailers have entered and may increase their penetration into direct marketing and the commercial market. Industry reconfiguration and consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2014, 2013 and 2012 are summarized in Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

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

Employees

At December 31, 2014, we had 2,642 full-time and 66 part-time employees, consisting of 1,753 in the United States, 358 in Canada and 597 in the Philippines. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP represented approximately 18% and 21% of our net sales in the year ended December 31, 2014 and 2013, respectively, and products manufactured by Apple represented approximately 15% and 17% of our net sales in the year ended December 31, 2014 and 2013, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We also maintain certain qualifications and preferred provider status with several of our vendors, which provides us with preferred pricing, vendor training and support, preferred access to products, and other significant benefits. In many cases, vendors require us to meet certain minimum standards in order to retain these qualifications and preferred provider status.  While these vendor relationships are an important element of our business, we do not have long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. If we do not maintain our existing relationships or preferred provider certifications or authorizations, or if we fail to build new relationships with vendors on acceptable terms, including favorable product pricing, vendor consideration or reseller qualifications, we may not be able to offer a broad selection of products or continue to offer products from these vendors at competitive prices or at all. From time to time, vendors may be acquired by other companies, terminate our right to sell some or all of their products, modify or terminate our preferred provider or qualification status, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. For example, one of our major vendors adopted heightened sales growth and dedicated sales personnel standards for its preferred provider designation. Our failure to meet these heightened standards could cause us to lose preferred provider status with the vendor. Any termination of our preferred provider status with any of our major vendors, or our failure to build new vendor relationships, could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and may adversely affect our operating results.

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

We incur substantial expense in connection with our advertising and marketing efforts. Although we target our advertising and marketing efforts on current and potential customers who we believe are likely to be in the market for the products we sell, we cannot assure you that our advertising and marketing efforts will achieve our desired results. In December 2012, we unified many of our commercial brands. While we believe this unification provides an improved customer experience, operational synergies and benefits to all of our stakeholders, we are unable to quantify all of the synergies or potential future costs related to our rebranding strategy. In addition, we periodically adjust our advertising expenditures in an effort to optimize the return on such expenditures. Any decrease in the level of our advertising expenditures which may be made to optimize such return could adversely affect our sales.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2014, we operated in approximately 813,000 square feet of space in the United States, Canada and the Philippines. We lease a total of approximately 688,000 square feet of space primarily used for office, distribution and data center purposes. We also own approximately 125,000 square feet of space, primarily used for our corporate headquarters and data center purposes. Each of our facilities is utilized by one or more of our segments. Our MacMall segment uses all of our properties except for the Lewis Center, Ohio office and the Irvine, California office.

Our principal facilities at December 31, 2014 are set forth in the table below:

Description	Sq. Ft.	Location
Main Distribution Center	212,000	Memphis, TN
Midwest Regional Headquarters, Sales Office and Distribution Center	144,000	Lewis Center, OH
Corporate Headquarters and Sales Office (1)	83,864	El Segundo, CA
Irvine Sales Office and Distribution Center	60,072	Irvine, CA
New Albany Data Center(1)	30,850	New Albany, Ohio
Roswell Data Center	23,200	Roswell, Georgia

(1)   Owned.

On January 15, 2015, we completed the purchase of the real property located at Lewis Center, Ohio (our “Midwest Regional Headquarters, Sales Office and Distribution Center” described in the table above) for a total of $6.6 million. The real property is located in Lewis Center, Ohio and includes approximately 12.4 acres of land together with a building for office and warehouse space of approximately 144,000 square feet.

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

***

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been publicly traded on the Nasdaq Global Market since our initial public offering on April 4, 1995 and currently trades under the symbol PCMI. The following table sets forth the range of high and low sales price per share for our common stock for the periods indicated, as reported on the Nasdaq Global Market:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2014
First Quarter	$10.98	$9.25
Second Quarter	10.79	9.66
Third Quarter	11.82	8.95
Fourth Quarter	10.60	7.42
Year Ended December 31, 2013
First Quarter	$9.11	$6.10
Second Quarter	10.00	6.02
Third Quarter	11.96	8.86
Fourth Quarter	11.49	9.00

As of the close of business on March 9, 2015, there were approximately 21 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the three months ended December 31, 2014 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	—	$—	—	$4,606
November 1, 2014 to November 30, 2014	38,996	9.22	38,996	4,247
December 1, 2014 to December 31, 2014	79,040	9.23	79,040	3,518
Total	118,036		118,036

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

We repurchased a total of 228,771 shares of our common stock under this program during the year ended December 31, 2014 for a total cost of approximately $2.2 million. From the inception of the program in October 2008 through December 31, 2014, we have repurchased an aggregate total of 3,074,486 shares of our common stock for a total cost of $16.5 million. At December 31, 2014, we had $3.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2009. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

	Measurement Period (fiscal years covered)
	12/09	12/10	12/11	12/12	12/13	12/14
PCM, Inc.	$100.00	$145.02	$120.31	$118.97	$196.74	$182.38
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Retail Trade	100.00	127.00	127.95	163.29	229.48	222.49

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2011 and 2010 along with the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 presented below were derived from our consolidated financial statements which are not included elsewhere herein.

	Years Ended December 31,
	2014	2013(1)	2012(1)	2011(1)	2010(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Net sales	$1,356,362	$1,359,999	$1,342,298	$1,347,302	$1,321,765
Cost of goods sold	1,164,295	1,170,500	1,158,168	1,166,504	1,155,530
Gross profit	192,067	189,499	184,130	180,798	166,235
Selling, general and administrative expenses	176,362	171,279	170,119	168,372	152,590
Other items(2)(3)	—	—	393	(429)	—
Operating profit	15,705	18,220	13,618	12,855	13,645
Interest expense, net	3,180	3,340	3,791	3,284	2,019
Income from continuing operations before income taxes	12,525	14,880	9,827	9,571	11,626
Income tax expense	5,490	6,235	4,134	4,714	4,554
Income from continuing operations	7,035	8,645	5,693	4,857	7,072
Income (loss) from discontinued operations, net of taxes	(1,570)	(516)	(599)	(1,725)	501
Net income	$5,465	$8,129	$5,094	$3,132	$7,573

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income from continuing operations	$0.57	$0.75	$0.47	$0.40	$0.58
Income (loss) from discontinued operations, net of taxes	(0.12)	(0.05)	(0.05)	(0.14)	0.04
Net income	$0.45	$0.70	$0.42	$0.26	$0.62

Diluted EPS:
Income from continuing operations	$0.55	$0.73	$0.47	$0.39	$0.57
Income (loss) from discontinued operations, net of taxes	(0.13)	(0.05)	(0.05)	(0.14)	0.04
Net income	$0.42	$0.68	$0.42	$0.25	$0.61

(1)   The consolidated statements of operations data for this period has been recast to reflect the discontinued operations of all of our retail stores and the OnSale and eCost businesses.

(2)   2012 includes a $0.5 million charge related to a customer’s demand for credit for software maintenance for which we had paid the vendor and were not able to obtain reimbursement and a $0.1 million decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition.

(3)   2011 includes a $1.2 million decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition and a $0.8 million write-down of indefinite-lived trademark based on reassessment of its remaining useful life in 2011.

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,892	$9,992	$6,535	$9,484	$10,711
Working capital	63,425	57,595	55,394	45,277	52,638
Total assets	389,190	434,822	365,735	378,536	323,518
Short-term debt	3,741	1,167	812	1,015	783
Line of credit	52,795	110,499	87,630	91,852	50,301
Long-term debt, excluding current portion	22,415	13,742	10,960	8,984	2,666
Total stockholders’ equity	133,316	125,762	116,111	110,826	107,293

***

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part I, Item 1A and elsewhere in this report.

BUSINESS OVERVIEW

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams and direct marketing channels. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Apple, Cisco, Dell, HP, Ingram Micro, Lenovo, Microsoft and Tech Data. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments, educational institutions and individual consumers.

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

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein in our Consolidated Balance Sheets and Consolidated Statements of Operations.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2014, we generated approximately 75% of our revenue in our Commercial segment, 16% of our revenue in our Public Sector segment and 9% of our revenue in our MacMall segment.

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

Our MacMall segment consists of sales made via telephone and the Internet to consumers, small businesses and creative professionals.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented approximately 18%, 21% and 21% of our net sales in 2014, 2013 and 2012 and products manufactured by Apple represented approximately 15%, 17% and 18% of our net sales in 2014, 2013 and 2012.

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

STRATEGIC DEVELOPMENTS

Rebranding Strategy

Over the past several years, our company has grown in part through the acquisition and internal cultivation of many different brands. We have historically differentiated our brands primarily based on the identity of the customers. After carefully examining the markets we serve and the trends taking shape in the marketplace, we changed our legal corporate name from PC Mall, Inc. to PCM, Inc. in December 2012 and our NASDAQ ticker symbol from MALL to PCMI. In addition, we combined our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary operating under the unified commercial brand PCM. Further, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary changed its name to PCMG, Inc. and operates under the PCM-G brand. Our rebranding efforts were undertaken to improve customer experience, operational synergies and benefit our stakeholders, providing a brand that better represents the value-added solutions provider we are today.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related Independent Software Vendor (ISV) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and time frames for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $24 million for the major phases of the ERP upgrade. We have completed all major phases of the design, configuration and customization. We expect to complete the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2015. To date, we have incurred approximately $23.0 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. As part of the upgrades to our IT systems, we recently upgraded our eCommerce systems and launched a new generation of our public website and extranet at pcm.com, macmall.com, and pcmg.com, which are included in the amounts above. We also implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Real Estate Transactions

In August 2014, we entered into a definitive agreement for the sale of real property located in Santa Monica, California, upon which we operated one of our retail stores until December 2014, for $20.2 million, subject to diligence and closing conditions.  Effective October 7, 2014, the buyer notified us of the termination of this agreement. We are evaluating other options relating to this property.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for approximately $3.0 million and financed $1.7 million of the purchase price with a sub-line under our primary revolving credit facility. The loan bears the same interest terms as our revolving credit facility and principal amount is amortized monthly over an 84 month period that began in July 2014.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred an additional cumulative $12.2 million through December 31, 2014 towards the construction of a new cloud data center that we opened in June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. We financed $7.7 million of the construction costs with a term loan.

For more information on the financing arrangements on the transactions discussed above, see Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We repurchased a total of 228,771 shares of our common stock under this program during the year ended December 31, 2014 for a total cost of approximately $2.2 million. From the inception of the program in October 2008 through December 31, 2014, we have repurchased an aggregate total of 3,074,486 shares of our common stock for a total cost of $16.5 million. At December 31, 2014, we had $3.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility. At December 31, 2014, we had $3.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Revenue Recognition. We adhere to the guidelines and principles of sales recognition described in ASC 605 — Revenue Recognition. Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

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

Goodwill and Intangible Assets.  Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of October 1 of each year.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2014. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2014, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2014. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon and Commercial without Abreon reporting units exceeding their respective carrying values by 70% and 41% and, accordingly, we were not required to perform the second step of the goodwill evaluation. There is $7.2 million and $18.3 million of goodwill residing in our Abreon and Commercial without Abreon reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2014, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 27% as of October 1, 2014. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2014 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2015 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Years Ended December 31,
	2014	2013	2012
Net sales	$1,356,362	$1,359,999	$1,342,298
Cost of goods sold	1,164,295	1,170,500	1,158,168
Gross profit	192,067	189,499	184,130
Selling, general and administrative expenses	176,362	171,279	170,119
Revaluation of earnout liability	—	—	(107)
Other charge	—	—	500
Operating profit	15,705	18,220	13,618
Interest expense, net	3,180	3,340	3,791
Income from continuing operations before income taxes	12,525	14,880	9,827
Income tax expense	5,490	6,235	4,134
Income from continuing operations	7,035	8,645	5,693
Loss from discontinued operations, net of taxes	(1,570)	(516)	(599)
Net income	$5,465	$8,129	$5,094

	As a Percentage of Net Sales For Years Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.8	86.1	86.3
Gross profit	14.2	13.9	13.7
Selling, general and administrative expenses	13.0	12.6	12.7
Revaluation of earnout liability	—	—	(0.0)
Other charge	—	—	0.0
Operating profit	1.2	1.3	1.0
Interest expense, net	0.3	0.2	0.3
Income from continuing operations before income taxes	0.9	1.1	0.7
Income tax expense	0.4	0.5	0.3
Income from continuing operations	0.5	0.6	0.4
Loss from discontinued operations, net of taxes	(0.1)	(0.0)	(0.0)
Net income	0.4%	0.6%	0.4%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Year Ended December 31,
	2014		2013
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,016,047	75%	$1,034,776	76%	$(18,729)	(2)%
Public Sector	214,723	16	187,142	14	27,581	15
MacMall	125,615	9	138,089	10	(12,474)	(9)
Corporate & Other	(23)	—	(8)	—	(15)	NM (1)
Consolidated	$1,356,362	100%	$1,359,999	100%	$(3,637)	0%

(1)  Not meaningful.

Consolidated net sales were $1,356.4 million in 2014 compared to $1,360.0 million in 2013, a decrease of $3.6 million. Consolidated sales of services were $117.0 million in 2014 compared to $121.2 million in 2013, a decrease of $4.2 million, or 3%, and represented 9% of net sales in each of 2014 and 2013.

Commercial segment net sales were $1,016.0 million in 2014 compared to $1,034.8 million in 2013, a decrease of $18.8 million, or 2%. Sales of services in the Commercial segment decreased by $5.9 million, or 5%, to $110.7 million in 2014 from $116.6 million in 2013, and represented 11% of Commercial segment net sales in each of 2014 and 2013. Commercial net sales in 2014 were negatively impacted by reductions in sales from several large enterprise customers. We continue to expect that our revenue growth will be impacted, but to a lesser extent, in the first quarter of 2015 by reductions from certain large enterprise customers. We believe we are seeing traction from the investments we are making in the area of sales headcount, software and advanced technology solutions and expect to see accelerated improvements from these investments.

Public Sector net sales were $214.7 million in 2014 compared to $187.1 million in 2013, an increase of $27.6 million, or 15%. This increase was primarily due to an increase of $21.0 million, or 17%, in our federal government business and an increase of $6.6 million, or 10%, in our SLED business. The increase in our federal government business was primarily due to significant increases across multiple federal contracts. The increase in our SLED business was primarily due to increased account executive productivity related in part to the Common Core standards initiatives in the education sector.

MacMall net sales were $125.6 million in 2014 compared to $138.1 million in 2013, a decrease of $12.5 million, or 9%. The decrease in MacMall net sales was primarily due to reductions in Apple notebooks and tablets, partially offset by an increase in Apple desktops. MacMall sales were negatively impacted by a very competitive online environment for the sales of Apple products.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $192.1 million in 2014, an increase of $2.6 million, or 1%, from $189.5 million in 2013. Consolidated gross profit margin grew to 14.2% in 2014 from 13.9% in 2013. The increase in consolidated gross profit in 2014 was primarily due to an increase in Public Sector selling margin and a $1.1 million increase in vendor consideration, partially offset by the $1.1 million LCD flat panel class action settlement we received in the third quarter of 2013. The increase in consolidated gross profit margin was primarily due to a higher mix of solution sales, including an increase in sales reported on a net basis.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $5.1 million, or 3%, to $176.4 million in 2014 from $171.3 million in 2013 primarily due to a $3.9 million increase in personnel cost, a $1.0 million increase in depreciation, a $0.8 million increase in professional consulting fees, a $0.4 million increase in travel related expenses and a $0.4 million increase in outside services, partially offset by a $1.4 million decrease in amortization expense, a $1.0 million decrease in bad debt expense and a $0.5 million decrease in credit card related fees. Consolidated SG&A expenses as a percentage of net sales increased to 13.0% in 2014 from 12.6% in 2013.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Year Ended December 31,						Change in
	2014		2013				Operating
	Operating	Operating Profit	Operating	Operating Profit	Change in Operating Profit		Profit Margin
	Profit	Margin	Profit	Margin	$	%	%
Commercial	$58,029	5.7%	$63,486	6.1%	$(5,457)	(9)%	(0.4)%
Public Sector	8,349	3.9	3,714	2.0	4,635	125	1.9
MacMall	1,290	1.0	2,968	2.1	(1,678)	(57)	(1.1)
Corporate & Other(1)	(51,963)	(3.8)	(51,948)	(3.8)	(15)	0	0.0
Consolidated	$15,705	1.2%	$18,220	1.3%	$(2,515)	(14)%	(0.1)%

(1)     Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $15.7 million in 2014 compared to $18.2 million in 2013, a decrease of $2.5 million, or 14%.

Commercial operating profit was $58.0 million in 2014 compared to $63.5 million in 2013, a decrease of $5.5 million, or 9%, primarily due to a $5.2 million increase in personnel costs and a $0.6 million increase in professional consulting fees, partially offset by a $0.6 million increase in Commercial gross profit.

Public Sector operating profit was $8.3 million in 2014 compared to $3.7 million in 2013, an increase of $4.6 million or 125%, primarily due to a $4.1 million increase in Public Sector gross profit, a $0.8 million decrease in variable fulfillment expense and a $0.5 million decrease in bad debt expense, partially offset by a $0.7 million increase in personnel cost.

MacMall operating profit was $1.3 million in 2014 compared to $3.0 million in 2013, a decrease of $1.7 million, or 57%, primarily due to a $2.1 million decrease in MacMall gross profit and a $0.8 million increase in variable fulfillment expenses, partially offset by a $0.7 million decrease in personnel costs.

Corporate & Other operating expenses were $52.0 million in 2014 compared to $51.9 million in 2013, an increase of $0.1 million. In 2014, there was a $1.1 million increase in depreciation expense and a $0.3 million increase in variable fulfillment costs, partially offset by a $1.3 million decrease in Corporate & Other personnel costs.

Net Interest Expense

Total net interest expense for 2014 decreased to $3.2 million compared with $3.3 million in 2013. The $0.1 million decrease in net interest expense was primarily due to a lower average of total outstanding borrowings during 2014 compared to the prior year.

Income Tax Expense

We recorded an income tax expense of $5.5 million in 2014 compared to an income tax expense of $6.2 million in 2013, a decrease of $0.7 million primarily due to a decrease in pre-tax income. Our effective tax rate was 43.8% and 41.9% for 2014 and 2013, respectively.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, was $1.6 million in 2014 compared to $0.5 million in 2013, an increase of $1.1 million.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Year Ended December 31,
	2013		2012
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,034,776	76%	$1,026,222	77%	$8,554	1%
Public Sector	187,142	14	165,828	12	21,314	13
MacMall	138,089	10	150,290	11	(12,201)	(8)
Corporate & Other	(8)	—	(42)	—	34	NM (1)
Consolidated	$1,359,999	100%	$1,342,298	100%	$17,701	1%

(1)  Not meaningful.

Consolidated net sales were $1,360.0 million in 2013 compared to $1,342.3 million in 2012, an increase of $17.7 million or 1%. Consolidated sales of services were $121.2 million in 2013 compared to $119.9 million in 2012, an increase of $1.3 million, or 1%, and represented 9% of net sales in each 2013 and 2012.

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

MacMall net sales were $138.1 million in 2013 compared to $150.3 million in 2012, a decrease of $12.2 million, or 8%. This decrease in MacMall net sales was primarily due to what we believe was a negative impact related to customers deferring purchases as they anticipated Apple’s major CPU and tablet product releases as well as significant constraints in supply of Apple’s new CPUs and tablets.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $189.5 million in 2013, an increase of $5.4 million, or 3%, from $184.1 million in 2012. Consolidated gross profit margin grew to 13.9% in 2013 from 13.7% in 2012. The increase in consolidated gross profit was primarily due to the increase in net sales discussed above and a $1.1 million benefit related to an LCD flat panel class action settlement during the third quarter of 2013. The increase in consolidated gross profit margin was primarily due to a higher mix of solution sales, including a higher mix of sales reported on a net basis.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $0.8 million, to $171.3 million in 2013 from $170.5 million in 2012 primarily due to a $0.8 million increase in personnel costs, a non-recurring $0.5 million charge in 2012 related to unreimbursed software maintenance costs, a $0.5 million increase in advertising expenditures, a $0.4 million increase in travel related expenses, a $0.3 million increase in bad debt expense and a $0.4 million increase in professional consulting fees, partially offset by a $1.4 million decrease in telecommunications costs and a $0.5 million decrease in credit card related fees. Consolidated SG&A expenses as a percentage of net sales decreased to 12.6% in 2013 from 12.7% in 2012.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Year Ended December 31,						Change in
	2013		2012				Operating
	Operating	Operating Profit	Operating	Operating Profit	Change in Operating Profit		Profit Margin
	Profit	Margin	Profit	Margin	$	%	%
Commercial	$63,486	6.1%	$59,571	5.8%	$3,915	7%	0.3%
Public Sector	3,714	2.0	2,554	1.5	1,160	45	0.5
MacMall	2,968	2.1	4,048	2.7	(1,080)	(27)	(0.6)
Corporate & Other(1)	(51,948)	(3.8)	(52,555)	(3.9)	607	(1)	0.1
Consolidated	$18,220	1.3%	$13,618	1.0%	$4,602	34%	0.3%

(1)     Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $18.2 million in 2013 compared to $13.6 million in 2012, an increase of $4.6 million, or 34%.

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

MacMall operating profit was $3.0 million in 2013 compared to $4.0 million in 2012, a decrease of $1.0 million, or 27%, primarily due to a $1.2 million decrease in MacMall gross profit and a $0.5 million increase in advertising expenses, partially offset by a $0.5 million decrease in personnel costs.

Corporate & Other operating expenses were $51.9 million in 2013 compared to $52.6 million in 2012, a decrease of $0.7 million, or 1%, primarily due to a $0.9 million decrease in telecommunications costs, partially offset by a $0.2 million increase in depreciation expense.

Net Interest Expense

Total net interest expense for 2013 decreased to $3.3 million compared with $3.8 million in 2012. The $0.5 million decrease in net interest expense was primarily due to lower average interest rates in 2013, partially offset by a higher average of total outstanding borrowings during 2013 compared to 2012.

Income Tax Expense

We recorded an income tax expense of $6.2 million in 2013 compared to an income tax expense of $4.1 million in 2012, an increase of $2.1 million primarily due to an increase in pre-tax income. Our effective tax rate was 41.9% and 42.1% for 2013 and 2012, respectively.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, was $0.5 million in 2013 and $0.6 million in 2012.

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

We had cash and cash equivalents of $8.9 million at December 31, 2014 and $10.0 million at December 31, 2013. Our working capital increased by $5.8 million to $63.4 million at December 31, 2014 from $57.6 million at December 31, 2013.

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

We repurchased a total of 228,771 shares of our common stock under this program during the year ended December 31, 2014 for a total cost of approximately $2.2 million. From the inception of the program in October 2008 through December 31, 2014, we have repurchased an aggregate total of 3,074,486 shares of our common stock for a total cost of $16.5 million. At December 31, 2014, we had $3.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of December 31, 2014, we had a total accrued receivable of $5.8 million related to 2013 and 2014. We filed our 2013 claim in late 2014, and we expect to file our 2014 claim in late 2015. We expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities was $73.3 million in 2014 compared to $0.9 million in 2013 and $13.6 million in 2012.

The $73.3 million of net cash provided by operating activities in 2014 was primarily due to a $66.3 million decrease in inventory related to a sell through of the inventory purchased for specific customer contracts and large strategic purchases made near the end of the prior year.

The $0.9 million of net cash provided by operating activities in 2013 was primarily related to a $31.0 million increase in accounts payable and net income before non-cash adjustments, partially offset by a $48.0 million increase in inventory due to the timing of large strategic purchases made near the end of the year, a majority of which were sold in the first quarter of 2014.

The $13.6 million of net cash provided by operating activities in 2012 was primarily related to net income before non-cash adjustments and a $10.5 million decrease in inventory mostly reflecting a sell-through of seasonal purchases made in late 2011, partially offset by a $17.6 million reduction in accounts payable due to the timing of payments to our largest vendors.

Cash Flows from Investing Activities.  Net cash used in investing activities during the years ended December 31, 2014, 2013, and 2012 was $26.7 million, $17.2 million and $9.4 million, respectively.

The $26.7 million of net cash used in investing activities in 2014 was primarily related to capital expenditure relating to construction of our new data center in New Albany, Ohio, expenditures relating to our ERP upgrade, the expenditures relating to leasehold improvements and other build-out costs related to our new Chicago and Austin offices, and investments in our IT infrastructure, the creation of enhanced electronic tools for our account executives and sales support staff.

The $17.2 million of net cash used in investing activities in 2013 was primarily related to capital expenditure relating to investments in our IT infrastructure, the creation of enhanced electronic tools for our account executives and sales support staff, $1.3 million related to the unfinanced portion of a building we acquired that is adjacent to the building we own in Santa Monica, California, and approximately $2.8 million of construction and related costs to build out the new data center in New Albany, Ohio.

The $9.4 million of net cash used in investing activities in 2012 was primarily related to capital expenditure relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff as well as the purchase of 7.9 acres of land in New Albany, Ohio on which we commenced construction of a new cloud data center that we opened in June 2014.

Cash Flows from Financing Activities. Net cash used in financing activities was $47.2 million compared to net cash provided by financing activities of $20.1 million in 2013 and net cash used in financing activities of $7.3 million in 2012.

The $47.2 million of net cash used in financing activities in 2014 was primarily related to $57.7 million of net payments on our line of credit, partially offset by $13.7 million of borrowings under our notes payable.

The $20.1 million of net cash provided by financing activities in 2013 was primarily related to the $22.9 million increase in our outstanding borrowings on our line of credit and the $4.6 million of borrowings under our notes payable, partially offset by a $3.0 million  change in book overdraft and $2.9 million of payments on our capital lease obligations.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2014, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2014, we had $52.8 million of net working capital advances outstanding under the line of credit. At December 31, 2014, we had $89.5 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments of approximately $52,000, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At December 31, 2014, we had approximately $3.3 million outstanding under the term note, which matures as follows: $0.6 million annually in each of the years 2015 through 2019, and $0.2 million thereafter.

Throughout 2014, we entered into three financing arrangements with a bank to finance the costs of equipment, software and professional services related to our ERP upgrade. The total amount financed was $5.6 million, with a quarterly repayment schedule maturing in March 2017. At December 31, 2014, we had $4.5 million outstanding under these financing arrangements, which matures as follows:  $2.0 million in each of the years 2015 through 2016, and $0.5 million in 2017.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility and interest is payable monthly. The principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 that began in July 2014. At December 31, 2014, we had approximately $1.6 million outstanding under this note, which matures as follows: $0.3 million annually in each of the years 2015 through 2019, and $0.1 million thereafter.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $12.2 million through December 31, 2014 towards the construction of a new cloud data center that we opened in June 2014. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provided for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing during the construction period, which was through December 31, 2014, bore interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in January 2020. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. At December 31, 2014, we had $7.725 million outstanding under this loan agreement, which matures as follows: $0.3 million annually in each of the years 2015 through 2019, and $6.2 million thereafter. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, and payable monthly. At December 31, 2014, we had $8.9 million outstanding under this credit agreement, which matures as follows: $0.4 million in 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At December 31, 2014, our effective weighted average annual interest rate on outstanding amounts under the credit facility, term note and notes payable was 2.31%.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2014 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt obligations (a) (Note 8)	$26,156	$3,741	$13,521	$2,438	$6,456
Purchase obligations (b) (Note 10)	10,057	8,693	1,364	—	—
Operating lease obligations (Note 10)	22,284	6,278	7,710	4,134	4,162
Capital lease obligations (Note 10)	4,860	2,310	2,493	57	—
Total contractual obligations	$63,357	$21,022	$25,088	$6,629	$10,618

Other commercial commitments (c):
Line of credit (a) (Note 8)	$52,795	$52,795	$—	$—	$—

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

(c)      We had $10 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2014. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2014.

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related Independent Software Vendor (ISV) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and time frames for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $24 million for the major phases of the ERP upgrade. We have completed all major phases of the design, configuration and customization. We expect to complete the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2015. To date, we have incurred approximately $23.0 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. As part of the upgrades to our IT systems, we recently upgraded our eCommerce systems and launched a new generation of our public website and extranet at pcm.com, macmall.com, and pcmg.com, which are included in the amounts above. We also implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 10 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the year ended December 31, 2014 other than compensation arrangements in the ordinary course of business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. At December 31, 2014, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2014. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2014, we had $52.8 million outstanding under our line of credit and $21.5 million outstanding under our notes payable. As of December 31, 2014, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.7 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of December 31, 2014, we did not have material foreign currency or overall currency exposure.

***

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PCM, Inc.

El Segundo, California

We have audited the accompanying consolidated balance sheets of PCM, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCM, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCM, Inc.:

In our opinion, the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2012 present fairly, in all material respects, the results of operations and cash flows of PCM, Inc. and its subsidiaries for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

March 18, 2013, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations discussed in Note 6, as to which the date is March 16, 2015

PCM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	At December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$8,892	$9,992
Accounts receivable, net of allowances of $426 and $1,407	199,604	195,749
Inventories	50,687	111,444
Prepaid expenses and other current assets	15,936	14,893
Deferred income taxes	3,922	2,583
Current assets of discontinued operations	26	5,846
Total current assets	279,067	340,507
Property and equipment, net	74,368	55,793
Deferred income taxes	—	225
Goodwill	25,510	25,510
Intangible assets, net	4,673	4,684
Other assets	5,558	6,804
Non-current assets of discontinued operations	14	1,299
Total assets	$389,190	$434,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,333	$130,810
Accrued expenses and other current liabilities	26,107	30,296
Deferred revenue	10,089	9,427
Line of credit	52,795	110,499
Notes payable — current	3,741	1,167
Current liabilities of discontinued operations	577	713
Total current liabilities	215,642	282,912
Notes payable and other long-term liabilities	28,015	18,247
Deferred income taxes	12,217	7,901
Total liabilities	255,874	309,060
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,758,714 and 15,053,067 shares issued; and 12,267,550 and 11,790,674 shares outstanding	16	15
Additional paid-in capital	120,915	115,801
Treasury stock, at cost: 3,491,164 and 3,262,393 shares	(17,472)	(15,321)
Accumulated other comprehensive income	941	1,816
Retained earnings	28,916	23,451
Total stockholders’ equity	133,316	125,762
Total liabilities and stockholders’ equity	$389,190	$434,822

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net sales	$1,356,362	$1,359,999	$1,342,298
Cost of goods sold	1,164,295	1,170,500	1,158,168
Gross profit	192,067	189,499	184,130
Selling, general and administrative expenses	176,362	171,279	170,119
Revaluation of earnout liability	—	—	(107)
Other charge	—	—	500
Operating profit	15,705	18,220	13,618
Interest expense, net	3,180	3,340	3,791
Income from continuing operations before income taxes	12,525	14,880	9,827
Income tax expense	5,490	6,235	4,134
Income from continuing operations	7,035	8,645	5,693
Loss from discontinued operations, net of taxes	(1,570)	(516)	(599)
Net income	$5,465	$8,129	$5,094

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income from continuing operations	$0.57	$0.75	$0.47
Loss from discontinued operations, net of taxes	(0.12)	(0.05)	(0.05)
Net income	$0.45	$0.70	$0.42

Diluted EPS:
Income from continuing operations	$0.55	$0.73	$0.47
Loss from discontinued operations, net of taxes	(0.13)	(0.05)	(0.05)
Net income	$0.42	$0.68	$0.42

Weighted average number of common shares outstanding:
Basic	12,251	11,583	11,989
Diluted	12,881	11,923	12,160

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$5,465	$8,129	$5,094
Other comprehensive income (loss):
Foreign currency translation adjustments	(875)	(695)	255
Total other comprehensive income (loss)	(875)	(695)	255
Comprehensive income	$4,590	$7,434	$5,349

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income	Earnings	Total
Balance at December 31, 2011	11,996	$14	$108,061	$(9,733)	$2,256	$10,228	$110,826
Stock option exercises and related income tax benefit	183	—	1,991	(45)	—	—	1,946
Stock-based compensation expense	—	—	1,900	—	—	—	1,900
Purchases of common stock under a stock repurchase program	(654)	—	—	(3,910)	—	—	(3,910)
Net income	—	—	—	—	—	5,094	5,094
Other comprehensive income	—	—	—	—	255	—	255
Balance at December 31, 2012	11,525	14	111,952	(13,688)	2,511	15,322	116,111
Stock option exercises and related income tax benefit	493	1	2,332		—	—	2,333
Stock-based compensation expense	—	—	1,517	—	—	—	1,517
Purchases of common stock under a stock repurchase program	(227)	—	—	(1,633)	—	—	(1,633)
Net income	—	—	—	—	—	8,129	8,129
Other comprehensive loss	—	—	—	—	(695)	—	(695)
Balance at December 31, 2013	11,791	15	115,801	(15,321)	1,816	23,451	125,762
Stock option exercises, RSUs vested and related income tax benefit	706	1	3,612		—	—	3,613
Stock-based compensation expense	—	—	1,502	—	—	—	1,502
Purchases of common stock under a stock repurchase program	(229)	—	—	(2,151)	—	—	(2,151)
Net income	—	—	—	—	—	5,465	5,465
Other comprehensive loss	—	—	—	—	(875)	—	(875)
Balance at December 31, 2014	12,268	$16	$120,915	$(17,472)	$941	$28,916	$133,316

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income	$5,465	$8,129	$5,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,893	11,830	12,496
Provision for deferred income taxes	2,987	1,539	2,565
Net tax benefit related to stock option exercises	—	—	1,387
Excess tax benefit related to stock option exercises	(293)	(291)	(193)
Non-cash stock-based compensation	1,502	1,517	1,900
Decrease in earnout liability	—	—	(1,100)
Change in operating assets and liabilities:
Accounts receivable	(3,545)	(5,999)	1,584
Inventories	66,267	(48,019)	10,514
Prepaid expenses and other current assets	(1,334)	(1,119)	(4,037)
Other assets	855	(3,913)	315
Accounts payable	(8,576)	31,042	(17,649)
Accrued expenses and other current liabilities	(2,593)	2,161	(1,370)
Deferred revenue	636	4,045	2,068
Total adjustments	67,799	(7,207)	8,480
Net cash provided by operating activities	73,264	922	13,574
Cash Flows From Investing Activities
Purchases of property and equipment	(26,666)	(17,213)	(9,446)
Net cash used in investing activities	(26,666)	(17,213)	(9,446)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(57,704)	22,869	(4,222)
Capital lease proceeds	—	206	4,356
Borrowings under notes payable	13,734	4,599	2,859
Payments under notes payable	(2,487)	(1,461)	(1,087)
Change in book overdraft	(98)	(3,034)	(2,640)
Payment of earnout liability	—	—	(993)
Payments of obligations under capital leases	(2,625)	(2,932)	(2,440)
Proceeds from stock issued under stock option plans	3,887	2,362	604
Payments for deferred financing costs	(30)	(1,163)	—
Excess tax benefit related to stock option exercises	293	291	193
Common shares repurchased and held in treasury	(2,151)	(1,633)	(3,910)
Net cash (used in) provided by financing activities	(47,181)	20,104	(7,280)
Effect of foreign currency on cash flow	(517)	(356)	203
Net change in cash and cash equivalents	(1,100)	3,457	(2,949)
Cash and cash equivalents at beginning of the period	9,992	6,535	9,484
Cash and cash equivalents at end of the period	$8,892	$9,992	$6,535
Supplemental Cash Flow Information
Interest paid	$3,353	$3,228	$3,305
Income taxes paid	6,213	2,974	2,470
Supplemental Non-Cash Investing and Financing Activities
Financed purchase of property and equipment	$2,332	$1,106	$1,988

See Notes to the Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force and field service teams and direct marketing channels. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Apple, Cisco, Dell, HP, Ingram Micro, Lenovo, Microsoft and Tech Data. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments, educational institutions and individual consumers.

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

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein in our Consolidated Balance Sheets and Consolidated Statements of Operations. See Note 6 below for more information.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2014, we generated approximately 75% of our revenue in our Commercial segment, 16% of our revenue in our Public Sector segment and 9% of our revenue in our MacMall segment.

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

Our MacMall segment consists of sales made via telephone and the Internet to consumers, small businesses and creative professionals.

2. Basis of Presentation and Summary of Significant Accounting Policies

We have restated the Consolidated Statement of Cash Flows for the year ended December 31, 2013 to increase purchases of property and equipment and borrowing under a note payable by $1.7 million and decrease non-cash purchases of property and equipment by $1.7 million to correct an immaterial error from netting these amounts.

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

Revenue Recognition

We adhere to the guidelines and principles of sales recognition described in ASC 605 — Revenue Recognition. Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

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

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less and credit card receivables with settlement terms less than 5 days are considered cash equivalents. Amounts due from credit card processors classified as cash totaled $2.7 million and $2.5 million at December 31, 2014 and 2013. Checks issued but not presented for payment to the bank, net of available cash subject to a right of offset, totaling $1.9 million and $2.0 million as of December 31, 2014 and 2013 were included in “Accounts payable” in our Consolidated Balance Sheets. Our cash management programs result in utilizing available cash to pay down our line of credit.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of our accounts receivable (in thousands):

	At December 31,
	2014	2013
Trade receivables	$170,137	$164,594
Vendor receivables	24,563	30,241
Other receivables	5,330	2,321
Total gross accounts receivable	200,030	197,156
Less: Allowance for doubtful accounts receivable	(426)	(1,407)
Accounts receivable, net	$199,604	$195,749

For the years ended December 31, 2014 and 2013, “Vendor receivables” presented above included $13.7 million and $15.2 million, respectively, of unbilled receivables relating to vendor consideration, which is described above under “Cost of Goods Sold.”

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. No customer accounted for more than 10% of trade accounts receivable at December 31, 2014 and 2013. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We have historically incurred credit losses within management’s expectations. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. As such, inventories include goods-in-transit to customers at December 31, 2014 and 2013.

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented 18%, 21% and 21% of our net sales in 2014, 2013 and 2012. Products manufactured by Apple represented approximately 15%, 17% and 18% of our net sales in 2014, 2013 and 2012.

Advertising Costs

Our advertising expenditures are expensed in the period incurred. Total net advertising expenditures, which were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $4.3 million, $4.6 million and $4.0 million in the years ended December 31, 2014, 2013 and 2012, respectively.

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

We had $14.4 million and $13.1 million of unamortized internally developed software at December 31, 2014 and 2013, respectively.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are carried at historical cost, subject to write-down, as needed, based upon an impairment analysis that we perform annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of October 1 of each year.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2014. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2014, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2014. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon and Commercial without Abreon reporting units exceeding their respective carrying values by 70% and 41% and, accordingly, we were not required to perform the second step of the goodwill evaluation. There is $7.2 million and $18.3 million of goodwill residing in our Abreon and Commercial without Abreon reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2014, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 27% as of October 1, 2014. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2014 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2015 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

3. Stock-Based Compensation

Stock-Based Benefit Plan

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

At December 31, 2014, a total of 151,083 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2014 have been Nonstatutory Stock Options. We satisfy stock option exercises and vesting of RSUs with newly issued shares.

Stock-Based Compensation

For the years ended December 31, 2014, 2013 and 2012, we recognized stock-based compensation expense of $1.5 million, $1.5 million and $1.9 million, respectively, in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, and related deferred income tax benefits of $0.7 million, $0.6 million and $0.7 million, respectively.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2014, 2013 and 2012 using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. We compute the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2014	2013	2012
Risk free interest rate	1.79%	1.13%	0.97%
Expected volatility	62%	74%	75%
Expected term (in years)	6	6	6
Expected dividend yield	None	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2014 and stock options outstanding and exercisable at December 31, 2014 for the above plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Number	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2013	2,938,152	$6.69
Granted	104,000	10.00
Exercised	(827,892)	6.10
Forfeited	(84,937)	6.89
Expired/cancelled	(21,059)	9.25
Outstanding at December 31, 2014	2,108,264	7.05	4.26	$5,681
Exercisable at December 31, 2014	1,680,150	6.94	3.90	4,758

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2014, which was $9.52.

	Years Ended December 31,
	2014	2013	2012
Weighted average grant-date fair value of options granted during the period	$5.79	$5.19	$3.68
Total intrinsic value of options exercised during the period (in thousands)	3,115	2,001	515
Total fair value of shares vested during the period (in thousands)	1,124	1,505	1,876

As of December 31, 2014, there was $1.8 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize these costs over a weighted average period of 2.91 years.

Restricted Stock Units

We estimate the fair value of RSU awards based on the closing stock price of our common shares on the date of grant. The following table summarizes our RSU activity during the year ended December 31, 2014 issued under the above plans:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	85,000	$7.65
Granted	300,000	9.48
Vested and distributed	(21,000)	7.65
Forfeited	(7,000)	7.65
Non-vested at December 31, 2014	357,000	9.18

The weighted average grant-date fair value of RSUs granted during the year ended December 31, 2013 was $7.58.  There were no RSUs granted during the year ended December 31, 2012.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2014	2013
Computers, software, machinery and equipment	$65,694	$64,188
Leasehold improvements	7,797	5,390
Furniture and fixtures	6,020	4,900
Building and improvements	18,674	10,401
Land	12,007	12,007
Software development and other equipment in progress	22,904	11,928
Subtotal	133,096	108,814
Less: Accumulated depreciation and amortization	(58,728)	(53,021)
Property and equipment, net	$74,368	$55,793

We capitalized interest costs of $0.6 million and $0.3 million in 2014 and 2013, respectively, primarily relating to internally developed software costs during development and the construction of our data center in New Albany, Ohio. Depreciation and amortization expense for property and equipment, including fixed assets under capital leases, for the years ended December 31, 2014, 2013 and 2012 totaled $10.3 million, $9.3 million and $9.0 million.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our primary revolving credit facility. For more information on this financing arrangement, see Note 8 below.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $12.2 million through December 31, 2014 towards the construction of a new cloud data center that we opened in June 2014. The Tier III facility is strategically located in a data center-centric development in New Albany, Ohio. The new facility complements our two existing data centers and a 24/7 Integrated Operations Center (IOC) located in Atlanta, Georgia, enhancing our managed service offerings, including cloud services, data center hosting and management, remote monitoring and disaster recovery. For more information on the financing arrangement relating to the construction costs of the data center, see Note 8 below.

Throughout 2014 and 2013, we entered into additional capital lease schedules with a bank totaling approximately $0.5 million and $1.3 million, respectively.  The capital leases are primarily related to the data center we are constructed in New Albany, Ohio and various furniture and equipment at our El Segundo, California corporate headquarters office. The capital lease schedules entered into 2014 and 2013 has a term ranging from three to five years. See Note 10 below for information related to capital lease obligations.

5. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amounts of goodwill during each of the years ended December 31, 2014, 2013 and 2012. Goodwill totaled $25.5 million as of December 31, 2014, 2013 and 2012, all of which related to our Commercial segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At December 31, 2014				At December 31, 2013
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	9	$3,593	(1)	$307	$3,286	$3,286	(1)	$271	$3,015
Customer relationships	10	2,550		1,163	1,387	2,550		908	1,642
Non-compete agreements	—	—		—	—	250		223	27
Total intangible assets		$6,143		$1,470	$4,673	$6,086		$1,402	$4,684

(1)    Included in the total amount for “Patent, trademarks & URLs” at December 31, 2014 and 2013 are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was $0.3 million, $1.7 million and $2.6 million in each of the years ended December 31, 2014, 2013 and 2012.

Estimated amortization expense for intangible assets in each of the next five years and thereafter, as applicable, as of December 31, 2014 is as follows: $0.3 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.3 million in 2018, $0.3 million in 2019 and $0.2 million thereafter.

6. Discontinued Operations

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein. The revenues, operating and non-operating results of the discontinued operations are reflected in a single line item entitled “Loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations, and the related assets and liabilities are presented in our Consolidated Balance Sheets in line items entitled “Current assets of discontinued operations,” “Non-current assets of discontinued operations” and “Current liabilities of discontinued operations” for all periods presented herein.

The carrying amounts of major classes of assets and liabilities that have been included in such balance sheet line items, as described above, in our Consolidated Balance Sheets were as follows (in thousands):

	At December 31,
	2014	2013
Accounts receivable, net	$19	$329
Inventories, net	7	5,517
Current assets of discontinued operations	26	5,846
Fixed assets, net	—	814
Intangible assets, net	—	466
Other non-current assets	14	19
Non-current assets of discontinued operations	14	1,299
Total assets of discontinued operations	$40	$7,145

Accounts payable	$116	$220
Accrued expenses and other current liabilities	458	464
Deferred revenue	3	29
Current liabilities of discontinued operations	$577	$713

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Consolidated Statements of Operations were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net sales	$29,746	$64,200	$78,561

Loss before income taxes	$(2,795)	$(887)	$(1,034)
Income tax benefit	(1,225)	(371)	(435)
Loss from discontinued operations, net of taxes	$(1,570)	$(516)	$(599)

7. Rebranding Strategy and Cost Reduction Initiatives

Over the past several years, our company has grown into approximately a $1.4 billion enterprise in part through our acquisition and internal cultivation of different brands. We have historically differentiated those brands primarily based on the identity of the customers they serve. After careful examination of the trends taking shape in the markets we serve, in 2012, we determined that going forward, our commercial customers can benefit from a more unified and streamlined brand strategy. We consolidated our commercial brands and realigned our customer segments in an effort to realize significant growth and to achieve a more efficient cost structure. We believe this unification provides an improved customer experience, operational synergies and benefits to all of our stakeholders, providing a brand that better represents the technology solutions provider we are today.

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

An important part of these initiatives is a focused reduction of our overhead expenses. These and other related actions resulted in severance and restructuring related expenses of approximately $2.3 million and $2.9 million, respectively, in the years ended December 31, 2013 and 2012. No such costs were incurred in the year ended December 31, 2014. A summary of our total restructuring costs, which are included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations, is as follows by each of our reportable operating segments (in thousands):

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

A summary rollforward of our restructuring costs, which are recorded as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets, is as follows (in thousands):

	Balance as of December 31, 2013	Costs Charged to Expense	Payments	Adjustments	Balance as of December 31, 2014
Employee termination costs	$140	$—	$(140)	$—	$—

	Balance as of December 31, 2012	Costs Charged to Expense	Payments	Adjustments	Balance as of December 31, 2013
Employee termination costs	$212	$694	$(766)	$—	$140
Other costs	43	673	(716)	—	—

	Balance as of December 31, 2011	Costs Charged to Expense	Payments	Adjustments	Balance as of December 31, 2012
Employee termination costs	$—	$1,675	$(1,463)	$—	$212
Other costs	—	349	(306)	—	43

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2014, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2014, we had $52.8 million of net working capital advances outstanding under the line of credit. At December 31, 2014, we had $89.5 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments of approximately $52,000, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At December 31, 2014, we had approximately $3.3 million outstanding under the term note, which matures as follows: $0.6 million annually in each of the years 2015 through 2019, and $0.2 million thereafter.

Throughout 2014, we entered into three financing arrangements with a bank to finance the costs of equipment, software and professional services related to our ERP upgrade. The total amount financed was $5.6 million, with a quarterly repayment schedule maturing in March 2017. At December 31, 2014, we had $4.5 million outstanding under these financing arrangements, which matures as follows: $2.0 million in each of the years 2015 through 2016, and $0.5 million in 2017.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility and interest is payable monthly. The principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 that began in July 2014. At December 31, 2014, we had approximately $1.6 million outstanding under this note, which matures as follows: $0.3 million annually in each of the years 2015 through 2019, and $0.1 million thereafter.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $12.2 million through December 31, 2014 towards the construction of a new cloud data center that we opened in June 2014. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provided for draws during a construction period subsequent to reaching certain expenditure thresholds. Any outstanding borrowing during the construction period, which was through December 31, 2014, bore interest at the prime rate plus 0.25%, followed by a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in January 2020. Interest during the amortization period is variable, indexed to LIBOR plus a spread of 2.25%. At December 31, 2014, we had $7.725 million outstanding under this loan agreement, which matures as follows: $0.3 million annually in each of the years 2015 through 2019, and $6.2 million thereafter. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. Interest is variable, indexed to Prime plus a spread of 0.375% or LIBOR plus a spread of 2.375% at our option, and payable monthly. At December 31, 2014, we had $8.9 million outstanding under this credit agreement, which matures as follows: $0.4 million in 2015 and $8.5 million in 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At December 31, 2014, our effective weighted average annual interest rate on outstanding amounts under the credit facility, term note and notes payable was 2.31%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

9. Income Taxes

“Income from continuing operations before income taxes” in the Consolidated Statements of Operations included the following components for the periods presented (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S. income	$11,533	$13,774	$8,230
Foreign income	992	1,106	1,597
Income from continuing operations before income taxes	$12,525	$14,880	$9,827

“Income tax expense” in the Consolidated Statements of Operations consisted of the following for the periods presented (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current
Federal	$260	$2,920	$252
State	405	948	862
Foreign	613	828	104
Total — Current	1,278	4,696	1,218
Deferred
Federal	3,847	1,595	2,395
State	545	287	216
Foreign	(180)	(343)	305
Total — Deferred	4,212	1,539	2,916
Income tax expense	$5,490	$6,235	$4,134

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income before income taxes due to the effects of the following:

	Years Ended December 31,
	2014	2013	2012
Expected taxes at federal statutory tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal income tax benefit	7.6	4.4	8.1
Change in valuation allowance	(1.9)	1.8	0.2
Non-deductible business expenses	2.8	0.9	2.7
Other	0.3	(0.2)	(2.9)
Total	43.8%	41.9%	42.1%

The U.S. statutory rate applied in the effective tax rate reconciliation increased from 34% in the year ended December 31, 2012 to 35% in the years ended December 31, 2013 and 2014 as a result of projected increases in taxable income in future years resulting from both higher levels of projected pre-tax book income as well as anticipated reversals of deferred taxable items.

The significant components of deferred tax assets and liabilities were as follows (in thousands):

	At December 31,
	2014	2013
Deferred tax assets :
Accounts receivable	$171	$549
Inventories	128	305
Deferred revenue	251	325
Accrued expenses and reserves	2,809	2,135
Stock based compensation	2,844	3,790
Tax credits and loss carryforwards	4,514	2,431
Other	108	—
Total gross deferred tax assets	10,825	9,535
Less: Valuation allowance	(805)	(987)
Total deferred tax assets	10,020	8,548

Deferred tax liabilities:
Property and equipment	(13,916)	(9,792)
Intangibles	(2,604)	(2,050)
Foreign employment tax subsidy	(1,550)	(1,887)
Prepaid expenses	(918)	(659)
Other	(153)	(200)
Total deferred tax liabilities	(19,141)	(14,588)
Net deferred tax liabilities	$(9,121)	$(6,040)

The valuation allowance relates entirely to certain state net operating loss carryforwards, as well as other state deferred tax assets generated by subsidiaries in a cumulative loss position. The valuation allowance decreased by $0.2 million during the year ended December 31, 2014 due to a decrease in the state deferred tax assets of loss subsidiaries.

Current deferred tax liabilities relating primarily to foreign employment tax subsidy of $0.8 million and $1.0 million at December 31, 2014 and 2013, respectively, included in the table above, were included as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets.

At December 31, 2014, we had federal net operating loss carryforwards of $8.8 million, which begin to expire at the end of 2024.  We also had state net operating loss carryforwards of $31.7 million, of which $2.2 million expire between 2016 and 2019, and the remainder expires between 2020 and 2028. Included in these amounts are $2.7 million of federal net operating loss carryforwards and $1.1 million of state net operating loss carryforwards which relate to an acquired subsidiary and are subject to annual limitations as to their use under IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited.

Cumulative undistributed earnings of our Canadian subsidiary for which no U.S. income taxes have been provided approximated $12.6 million at December 31, 2014. Deferred U.S. income taxes on these earnings have not been provided as these amounts are considered to be permanently reinvested. At the present time, it is not practicable to estimate the amount of tax that may be payable if these earnings were repatriated because of the complexities of the hypothetical calculation.

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

At December 31, 2014, we had no unrecognized tax positions.  For the years ended December 31, 2014, 2013 and 2012, we did not recognize any interest or penalties for uncertain tax positions. There were also no accrued interest and penalties at December 31, 2014 and December 31, 2013.  We do not anticipate any significant increases in our unrecognized tax benefits within the next twelve months.  Further, since we did not have any unrecognized tax benefits at December 31, 2014, we do not, accordingly, anticipate any significant decreases within the next twelve months.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2009, and state income tax examinations for years following 2010. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

As of December 31, 2014, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease obligations	$6,278	$4,995	$2,715	$2,367	$1,767	$4,162	$22,284
Capital lease obligations	2,310	1,817	676	40	17	—	4,860
Other commitments (a)(b)	18,693	1,269	95	—	—	—	20,057
Total minimum payments	$27,281	$8,081	$3,486	$2,407	$1,784	$4,162	$47,201

(a) Other commitments consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).

(b)    We had $10.0 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2014. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, total rent expense, net of sublease income, totaled $4.6 million, $4.9 million and $4.8 million, respectively. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

We repurchased a total of 228,771 shares of our common stock under this program during the year ended December 31, 2014 for a total cost of approximately $2.2 million. From the inception of the program in October 2008 through December 31, 2014, we have repurchased an aggregate total of 3,074,486 shares of our common stock for a total cost of $16.5 million. At December 31, 2014, we had $3.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

12. Earnings Per Common Share

Basic earnings per share (“EPS”) excludes dilution. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 562,000, 657,000 and 1,775,000 for the years ended December 31, 2014, 2013 and 2012 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows for income from continuing operations (in thousands, except per share amounts):

	Income From Continuing Operations	Weighted Average Number of Common Shares Outstanding	Per Share Amounts
Year Ended December 31, 2014:
Basic EPS
Income from continuing operations	$7,035	12,251	$0.57
Effect of dilutive securities
Dilutive effect of stock-based awards	—	630
Diluted EPS
Adjusted income from continuing operations	$7,035	12,881	$0.55

Year Ended December 31, 2013:
Basic EPS
Income from continuing operations	$8,645	11,583	$0.75
Effect of dilutive securities
Dilutive effect of stock-based awards	—	340
Diluted EPS
Adjusted income from continuing operations	$8,645	11,923	$0.73

Year Ended December 31, 2012:
Basic EPS
Income from continuing operations	$5,693	11,989	$0.47
Effect of dilutive securities
Dilutive effect of stock-based awards	—	171
Diluted EPS
Adjusted income from continuing operations	$5,693	12,160	$0.47

13. Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. We make 25% matching contributions for amounts that do not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a five year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $545,000, $530,000 and $519,000 in 2014, 2013 and 2012, respectively.

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

Restricted Stock Units Issued to Non-Employees

On each of May 20, 2014 and May 20, 2013, our Compensation Committee approved and granted, under our 2012 Plan, the award of 6,000 shares of restricted stock units to each of our three non-employee members of the board for a total award of 36,000 restricted stock units. The restricted stock units each vest annually in equal amounts over a two year period from the respective dates of grant. See Note 3 for more information on our accounting for stock-based compensation.

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

Summarized segment information for our continuing operations is as follows for the periods presented (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Year Ended December 31, 2014
Net sales	$1,016,047	$214,723	$125,615	$(23)	$1,356,362
Gross profit	158,777	21,057	12,211	22	192,067
Depreciation and amortization expense(1)	2,416	45	116	8,070	10,647
Operating profit	58,029	8,349	1,290	(51,963)	15,705

Year Ended December 31, 2013
Net sales	$1,034,776	$187,142	$138,089	$(8)	$1,359,999
Gross profit	158,157	16,995	14,344	3	189,499
Depreciation and amortization expense(1)	3,911	73	82	6,980	11,046
Operating profit	63,486	3,714	2,968	(51,948)	18,220

Year Ended December 31, 2012
Net sales	$1,026,222	$165,828	$150,290	$(42)	$1,342,298
Gross profit	151,783	16,514	15,506	327	184,130
Depreciation and amortization expense(1)	4,630	106	69	6,768	11,573
Operating profit	59,571	2,554	4,048	(52,555)	13,618

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of December 31, 2014 and 2013, we had total consolidated assets of $389.2 million and $434.8 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S.  During the years ended December 31, 2014, 2013 and 2012, less than 1% of our total net sales were made to customers outside of the continental U.S.  No single customer accounted for more than 10% of our total net sales in each of the years ended December 31, 2014, 2013 and 2012.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2014	2013	2012
U.S.	$73,784	$55,217	$45,856
Philippines	201	365	595
Canada	383	211	347
Property and equipment, net	$74,368	$55,793	$46,798

15. Subsequent Events

On March 13, 2015, PCM entered into an agreement to acquire the assets of En Pointe Technologies Sales, Inc.’s IT solutions provider business, excluding current tangible assets, such as accounts receivable and inventory. En Pointe Technologies Sales, Inc., is one of the nation’s largest independent IT solutions providers, is headquartered in Southern California. Under the terms of the agreement, PCM will pay an initial purchase price of $15 million in cash and future contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the next three years. The assets will be acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary will operate under the En Pointe brand following the closing. The transaction is subject to certain closing conditions and is currently expected to close on April 1, 2015.

On January 15, 2015, we completed the purchase of certain real property from Sarcom Properties, Inc., an unaffiliated third party, for approximately $6.6 million. We paid approximately $2.2 million in cash and financed $4.575 million with a long-term note. The $4.575 million term note provides for a five year term with a 25 year principal amortization period that began in February 2015, and bears interest at a variable rate of LIBOR plus 2.25%. The real property is located in Lewis Center, Ohio and includes approximately 12.4 acres of land together with a building for office and warehouse space of approximately 144,000 square feet. One of our other subsidiaries was the tenant of the building and it is currently being used as our second headquarters, sales office and distribution center.

16. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (in thousands, except per share data):

	2014
	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)	4th Quarter
Net sales	$325,337	$334,991	$336,801	$359,233
Gross profit	48,705	47,976	45,199	50,187
Income from continuing operations	$3,034	$1,808	$139	$2,054
Loss from discontinued operations, net of taxes	(147)	(663)	(279)	(481)
Net income (loss)	$2,887	$1,145	$(140)	$1,573
Basic and diluted earnings per common share from continuing operations:
Basic	$0.25	$0.14	$0.01	$0.17
Diluted	0.24	0.14	0.01	0.16

	2013 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$316,995	$350,002	$335,811	$357,191
Gross profit	44,333	49,113	47,910	48,143
Income from continuing operations	$1,272	$3,301	$2,129	$1,943
Loss from discontinued operations, net of taxes	(36)	(138)	(205)	(137)
Net income	$1,236	$3,163	$1,924	$1,806
Basic and diluted earnings per common share from continuing operations:
Basic	$0.11	$0.29	$0.18	$0.16
Diluted	0.11	0.28	0.18	0.16

(1)         All amounts reported herein for the quarterly periods of 2013 and the first, second and third quarters of 2014 have been recast to present all four of our retails stores and our OnSale and eCost businesses as discontinued operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management believes that, as of December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers as of March 9, 2015 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	48	Chairman and Chief Executive Officer
Robert J. Miley	44	President
Brandon H. LaVerne	43	Chief Financial Officer, Treasurer, Chief Accounting Officer and Assistant Secretary
Robert I. Newton	49	Executive Vice President, Chief Legal Officer and Secretary
Simon M. Abuyounes	61	Executive Vice President — IT, Operations and Commercial Sales

The following is a biographical summary of the experience of our executive officers:

Frank F. Khulusi is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987, served as President until July 1999, and resumed the office of President in March 2001 through March 2012. Mr. Khulusi attended the University of Southern California.

Robert J. Miley joined us in December 2014 and currently serves as President of PCM, Inc. Prior to joining us, Mr. Miley held various positions at Ingram Micro spanning approximately 20 years, most recently having served as Vice President and General Manager of Advanced Technology Division in North America. Mr. Miley earned an MBA from the University of Southern California Marshall School of Business and graduated from the University of California Santa Barbara with a B.A. in Business Economics and a B.A. in Political Science.

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

Simon M. Abuyounes was appointed Executive Vice President — IT, Operations and Commercial Sales of PCM, Inc. in April 2014. Mr. Abuyounes previously served as President of PCM Logistics, LLC since June 2005. Prior to June 2005, Mr. Abuyounes has served as Senior Vice President of Operations and has been with us since June 1995. Prior to joining us, Mr. Abuyounes held various engineering and managerial positions for over 10 years. Mr. Abuyounes received his B.S. and M.S. degrees in Engineering from the Ohio State University. Mr. Abuyounes is the brother-in-law of Mr. Khulusi.

Information regarding our board of directors, audit committee, audit committee financial expert, code of business conduct and ethics, our nominating and corporate governance committee as well as other corporate governance matters is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors -Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

Page Number
(1)	Financial Statements	See Part II, Item 8, beginning on page 50

(2)	Financial Statement Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012	See Part IV, Item 15, beginning on page 80

(3)	Exhibits	See Part IV, Item 15, beginning on page 81

PCM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2014	$1,407	$463		$(1,444	)(a)	$426
December 31, 2013	1,447	1,361		(1,401	)(a)	1,407
December 31, 2012	1,622	830		(1,005	)(a)	1,447

Valuation allowance for deferred tax assets for the years ended:
December 31, 2014	$987	$43	(b)	$(225	)(b)	$805
December 31, 2013	737	293	(b)	(43	)(b)	987
December 31, 2012	719	131	(b)	(113	)(b)	737

(a)         Relates primarily to accounts written-off.

(b)         Relates primarily to changes in valuation allowances applied to various state net operating loss carryforwards.

EXHIBIT LIST

Exhibit Number	Description
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

10.23*

Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2009)

10.24

Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2009)

10.25

Agreement of Purchase and Sale and Joint Escrow Instructions dated February 10, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2012)

Exhibit Number	Description
10.26

Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Commission on May 10, 2012)

10.27*

PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders filed with the Commission on April 30, 2012)

10.28*

Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

10.29

Third Amendment to Lease Agreement by and between G&I VII Southpoint I and II LLC and AF Services, LLC, effective October 3, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2012)

10.30

Second Amendment to Lease Agreement By and Between Sarcom Properties, Inc. and PCM Logistics, LLC (fka AF Services, LLC) effective February 1, 2013 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

10.31+

Third Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2013)

10.32*

Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.33*

Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.34

First Amendment to Third Amended and Restated Loan and Security Agreement, dated May 17, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2013)

10.35

Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 10, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2013)

10.36

Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2014, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2014)

10.37*

Employment Agreement by and between PCM, Inc. and Robert J. Miley, dated October 31, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.38*	Third Amendment to Employment Agreement by and between PCM, Inc. and Frank F. Khulusi, dated November 6, 2014

Exhibit Number	Description
10.39	Purchase Agreement, dated December 23, 2014, by and between Sarcom Properties, Inc. and PCM, Inc.

16.1

Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP dated April 10, 2013 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2013)

21.1	Subsidiaries of the Registrant as of December 31, 2014

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PCM, INC.
(Registrant)

Date: March 16, 2015	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman and Chief Executive Officer	March 16, 2015
Frank F. Khulusi	(Principal Executive Officer)

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant	March 16, 2015
Brandon H. LaVerne	Secretary (Principal Financial and Accounting Officer)

/s/ THOMAS A. MALOOF	Director	March 16, 2015
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 16, 2015
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 16, 2015
Paul C. Heeschen

***

EXHIBIT INDEX

Exhibit Number	Description

10.21*	Summary of Executive Incentive Plan

10.22*	Summary of Executive Salary and Bonus Arrangements

10.38*	Third Amendment to Employment Agreement by and between PCM, Inc. and Frank F. Khulusi, dated November 6, 2014

10.39	Purchase Agreement, dated December 23, 2014, by and between Sarcom Properties, Inc. and PCM, Inc.

21.1	Subsidiaries of the Registrant as of December 31, 2014

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract, or compensatory plan or arrangement.

***