Form 10-K/A
period 2014-12-31
PCM, INC.
filed 2015-04-30
CIK 937941

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

As of April 21, 2015, the registrant had 12,194,901 shares of common stock outstanding.

EXPLANATORY NOTE

PCM, Inc. (“PCM,” “we” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 16, 2015 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

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

Set forth below are the name, age and the positions and offices held for each of our directors as of April 21, 2015, his principal occupation, business experience and public company board service during the past five years, and the experience, qualifications, attributes or skills that qualify such person to serve as a director of our company.

Name	Age	Position	Director Since
Frank F. Khulusi	48	Chairman of the Board and Chief Executive Officer	1987
Thomas A. Maloof(2)(3)	63	Director	1998
Ronald B. Reck(1)(2)(3)	66	Director	1999
Paul C. Heeschen(1)(2)(3)	58	Director	2006

(1)      Member of our Compensation Committee.

(2)      Member of our Audit Committee.

(3)      Member of our Nominating and Corporate Governance Committee.

Frank F. Khulusi is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1987 and as our President from our inception in 1987 to July 1999 and again from March 2001 to March 2012. Mr. Khulusi attended the University of Southern California. Mr. Khulusi’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries, over 20 years of experience in leadership and growth of our company, extensive operations and financial experience, and experience with public company corporate governance.

Thomas A. Maloof has served as one of our directors since May 1998. He served as Chief Financial Officer of Hospitality Marketing Concepts from January 2001 to August 2005, and has been an independent consultant since August 2005. Mr. Maloof served as President of Perinatal Practice Management, Inc. from February 1998 to November 2000. From August 2004 through April 2005, Mr. Maloof served on the board of directors of our former subsidiary, eCOST.com, Inc. (Nasdaq: ECST). Mr. Maloof served as a director for Farmer Brothers Coffee (Nasdaq: FARM) from 2003 to 2011 and The Ensign Group (Nasdaq: ENSG) from 2000 to 2013. Mr. Maloof’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries; experience having served on the board of directors of Farmer Brothers and The Ensign Group (including service on the audit committees of both entities); public accounting and auditing experience; and public company corporate governance, finance and financial reporting experience.

Ronald B. Reck has served as one of our directors since April 1999. Mr. Reck was employed by Applebee’s International from 1987 to 1997, serving most recently as Executive Vice President and Chief Administrative Officer. Since 1998, Mr. Reck has served as President and Chief Executive Officer of Joron Properties, LLC, a real estate company until December 31, 2014. Mr. Reck’s areas of relevant experience, qualifications, attributes or skills include extensive knowledge of the IT direct marketing and solutions industries; extensive experience as a private investor; senior leadership roles with operations experience in complex public and private companies; and public company corporate governance and financial reporting experience.

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

Executive Officers

Our executive officers as of April 21, 2015 and their respective ages and positions were as follows:

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with.

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

Our executive compensation programs have been designed and adopted by the Compensation Committee in an effort to implement the above principles. The key elements of our executive compensation program include base salary, quarterly and annual cash incentives, stock incentive awards, health and welfare benefits, and other perquisites. The discussion below describes each of the key elements of our executive compensation for the fiscal year ended December 31, 2014.

Executive Compensation Process

In establishing compensation, our Compensation Committee, among other things:

•         reviews the performance of our executive officers and each of the components of their compensation;

•         evaluates the effectiveness of our overall executive compensation program on a periodic basis; and

•         administers our stock and cash incentive plans and, within the terms of these plans, determines the terms and conditions of the awards under these plans.

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

Towers Watson presented its recommendations with respect to our Chief Executive Officer directly to the Compensation Committee, without the participation of the Chief Executive Officer. The other recommendations of Towers Watson were provided to the Compensation Committee and our Chief Executive Officer with input from our human resources personnel, who worked directly with Towers Watson on the assignment. The report was discussed by the Committee at scheduled meetings of the Committee during the second and third quarters of 2013. The report, together with input to the Committee from our Chief Executive Officer regarding incentive and retention of our other executive officers and directors, was considered by the Committee in establishing each of the components of executive and director compensation for fiscal year 2013 and again for fiscal year 2014.

Total Compensation of Executive Officers

Our executive compensation programs consist primarily of (i) base salary, (ii) short-term incentive compensation in the form of quarterly or annual cash bonuses and (iii) long-term incentive compensation in the form of stock options and RSUs. We also provide our executive officers with other benefits, including certain perquisites and severance and change of control agreements discussed in more detail below. Each of these components of executive compensation has been provided to satisfy our compensation philosophy and principles after review of market executive compensation data provided by an independent compensation consultant engaged by the Compensation Committee and, for executives other than the Chief Executive Officer, based in part on qualitative input and recommendations made to the Compensation Committee by our Chief Executive Officer. For the 2014 fiscal year, each of our executive officers received cash compensation in the form of an annual base salary and cash bonuses or incentive compensation, and each also received long-term incentive compensation in the form of stock option and RSU awards. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation other than its determination that the total compensation and each component of compensation provided to each executive officer in 2014 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the peer group as provided in the 2013 Towers Watson report.

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

Please refer to the tables under the section entitled “Executive Compensation” below for a detailed presentation of the specific compensation earned by each of our named executive officers in the 2014 fiscal year.

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

We include our direct competitors and other retail and technology companies because we compete with them for business, as well as talent. We include leading national technology companies because they have a large influence on industry compensation practices. The retail and technology peer companies were included based on the advice of Towers Watson. Survey data used in the report were collected from Towers Watson’s 2012 Compensation Data Bank for Retail/Wholesale Industry Executives for companies with revenues under $3 billion. Survey data from the Towers Watson report was updated to June 2013 using a three percent annual aging factor. These surveys were organized by job title and scope of responsibility for each of our named executive officers. Survey data and publicly available proxy statements, Form 4s and 8-K filings were combined to develop market competitive pay rates.

The Compensation Committee used the above described reports provided by Towers Watson, together with other market compensation data and compensation data from a licensed third party compensation database for companies in the retail/wholesale industry located in the Los Angeles Metro geography with annual revenues of $1 billion to $3 billion and updated compensation data gathered by our internal personnel from publicly available proxy data for the peer group. This data was used by the Compensation Committee to confirm that the total compensation and each component of compensation provided to our named executive officers was within the range of total compensation and each component of compensation paid to similarly situated officers in the peer group. While the Compensation Committee utilized this peer group and other data (including the base salary survey data discussed below under “Base Salaries”) as a general guideline, it did not specifically benchmark total compensation or any compensation component against the companies included in the survey data.

In setting the total compensation levels and each component of our executive compensation program for 2014, the Compensation Committee reviewed and considered the comparative peer group data as described above, as well as the qualitative input from the Chief Executive Officer regarding retention and incentive requirements (for executive officers other than the Chief Executive Officer). The Committee determined that the total compensation and each component of compensation to be provided to each executive officer in 2014 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data. However, the Compensation Committee did not establish any specific peer group comparative percentile targets or relative percentages of total compensation that any component of compensation should represent for any of our executives. While no specific benchmark was used in establishing the compensation programs for any of our executive officers, our Chief Executive Officer’s total cash compensation (consisting of base salary plus the target cash incentive opportunity) was below the 25th percentile of the peer group utilized in the Towers Watson report and his equity compensation was below the 10th percentile of such peer group (before giving effect to the voluntary reduction in Mr. Khulusi’s annual base salary rate described below).

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

The base salaries of our executive officers are reviewed annually and adjusted from time to time from the original amounts provided in employment agreements to recognize individual performance, promotions, competitive compensation levels, retention and incentive considerations and other qualitative factors. In addition to adjustments made for competitive, retention and incentive reasons, the Committee has periodically adjusted executive officer base salaries based on its assessment of each executive’s performance and history with us and our overall budgetary considerations for salary increases. Based in part on the reports provided to the Committee by the independent compensation consulting firm and other data reviewed by the Committee, the base salaries for Messrs. LaVerne, Newton and Abuyounes were increased effective as of May 20, 2013 and were unchanged for 2014. Mr. Miley’s annual base salary rate of $400,000 was established by the Committee in connection with his hiring and negotiation of his December 2014 employment agreement. In December 2014, in connection with the hiring of a new President, Mr. Khulusi’s base salary was reduced at his request from $833,000 to $583,000 to partially offset the cost of adding the separate President position.

Short-Term Incentive Compensation

In March 2014 our Compensation Committee adopted our 2014 Executive Incentive Plan (the “Plan”) effective for the 2014 fiscal year. The Plan was intended to reward and motivate our executives with short-term cash incentives and to align the interests of management with our stated objectives to focus on our sales and profitability and increase shareholder value. Each of our named executive officers was eligible to participate in the Plan.

The Plan was designed to provide cash incentive opportunities based upon two performance objectives, weighted differently for each executive eligible to participate in the Plan: (1) attainment of a target consolidated annual EBITDA (the “Consolidated Target”), and (2) attainment of individual qualitative targets (the “Qualitative Target”). EBITDA was defined under the Plan as earnings before interest, taxes, depreciation and amortization and adjusted for non-recurring special charges, if any, to be excluded from the calculation of EBITDA in the discretion of the Committee, including but not limited to non-cash adjustments such as goodwill and intangible asset adjustments, material unforeseen litigation and restructuring and related costs. Such adjustments are consistent with our executive incentive plan in the prior year and the items excluded from the 2014 EBITDA calculations are described in more detail below.

The Plan provided for individual target amounts for each participant based on the Company’s achievement at 100% of the annual Consolidated Target for the 2014 calendar year. The Plan also had a minimum annual EBITDA for any quantitative cash incentive to be paid under the Plan and contained incentive decelerators based on performance below the respective quantitative performance targets, with an annual minimum threshold set at 87% of target. Quantitative incentive amounts would be paid at 71% of the incentive target if the Company’s performance equaled the minimum target threshold for payment of the quantitative cash incentive amounts. If the Company’s performance fell below the threshold, no quantitative cash incentives would have been earned.

The Plan also contained accelerators under which the cash incentive amounts could exceed the target incentive amounts, with the maximum cash incentive amount equal to 200% of target incentive amounts, to be paid if the Company’s performance equaled or exceeded 125% of the respective performance target. The Plan further generally allowed for 50% of the annual cash incentive targets to be paid in non-recoverable quarterly increments based on quarterly performance targets that made up components of the respective annual performance targets.

Under the 2014 Plan, Messrs. LaVerne, Newton and Abuyounes each had certain individual qualitative targets that were tailored for their respective responsibilities to the Company based on recommendations made by our Chief Executive Officer and approved by the Committee and were paid quarterly or annually in the discretion of the Committee.

The total cash incentive opportunity for the participating executive officers equaled 62% of annual base salary for Mr. Khulusi (or 89% of his reduced base salary in effect from December 2014), 50% of annual base salary for Mr. Miley on a prorated basis beginning in December 2014 upon commencement of his employment, and 40% of base salary for each of Messrs. LaVerne, Newton and Abuyounes. The schedule below indicates the mix of performance objectives for each of our named executive officers:

Name	Consolidated Target	Qualitative Target
Frank F. Khulusi	100%	—
Robert J. Miley	100	—
Brandon H. LaVerne	67	33%
Robert I. Newton	—	100
Simon M. Abuyounes	67	33

All amounts funded under the Plan were subject to increase or reduction for each named executive officer at the sole discretion of the Committee based upon qualitative or quantitative factors which the Committee may deem appropriate from time to time. In addition to participation in the Plan, all of our executive officers were eligible for additional discretionary bonuses as could be determined by the Committee. No cash incentive was earned until it was paid under any of these plans. Therefore, in the event the employment of an executive eligible under these plans terminated (either by the Company or by the eligible executive, whether voluntarily or involuntarily) before a cash incentive was paid, the executive was not deemed to have earned that incentive and it was not paid.

Under the 2014 Plan, the Company achieved 77% of the Annual Consolidated Target, as adjusted, resulting in payouts to each of the participating executives in the amounts shown in the tables below for the quantitative portion of their respective cash incentive opportunity under the plan. The Compensation Committee calculated the 2014 Annual Consolidated Target utilizing EBITDA from continuing operations. Additionally, based on the recommendation of our Chief Executive Officer, the Compensation Committee awarded each of Messrs. LaVerne, Newton and Abuyounes 100% of the qualitative portion of their respective incentive opportunity under the Plan. The following table illustrates the calculation of the EBITDA, as adjusted, applicable for the 2014 Plan (in thousands):

Consolidated
2014 Operating Profit, as reported	$15,705
Depreciation & Amortization	10,647
2014 EBITDA	26,352
Adjustments	—
2014 EBITDA, as adjusted	$26,352

2014 Performance Target	$34,000
Achievement Percentage	77%
Payout Percentage(1)	21%

(1)    The Payout Percentage equals the actual amount paid to the executive as a percentage of his respective quantitative target under the Plan. While the annual minimum threshold was not met, the Payout Percentage reflects the net effect of the quarterly and annual application of the accelerators and decelerators described above and non-recoverable payouts based on meeting quarterly incremental targets.

The following table shows the 100% payout targets for each component of the 2014 Plan for each of our named executive officers participating in the plan, together with the actual cash incentive amounts awarded for such periods under the plan:

Name	Consolidated Incentive at Target	Consolidated Incentive Achieved	Qualitative Incentive at Target	Qualitative Incentive Achieved
Frank F. Khulusi	$516,460	$107,811	$—	$—
Robert J. Miley(1)	—	—	16,667	16,667
Brandon H. LaVerne	92,816	19,375	45,716	45,716
Robert I. Newton	—	—	137,160	137,160
Simon M. Abuyounes	89,345	18,651	44,006	44,006

(1)     Mr. Miley was paid a prorated 1/12 of his annual bonus based on the Committee’s exercise of discretion based on qualitative performance factors as permitted by the Plan.

The aggregate cash incentives earned by each of our named executive officers for 2014 were as follows:

Name	Aggregate Incentive Target	Aggregate Incentive Achieved	% of Incentive Achieved
Frank F. Khulusi	$516,460	$107,811	21%
Robert J. Miley	16,667	16,667	100
Brandon H. LaVerne	138,532	65,091	47
Robert I. Newton	137,160	137,160	100
Simon M. Abuyounes	133,350	62,656	47

Long-Term Incentive Compensation

Our long-term incentive compensation has historically consisted of stock option or RSU grants, which have been awarded under our equity incentive plans and administered by the Compensation Committee. We have made periodic grants of stock options and RSUs to executives for the purpose of aligning their long-term motivations with the interests of our stockholders and in consideration of the fact that we offer no other significant long-term, deferred or retirement compensation to our executive officers.

The Compensation Committee is not tied to any particular process or formula to determine the size of the long-term incentive awards granted to our named executive officers. Consequently, the Committee uses its discretion to grant equity awards and may consider the various factors discussed below. In fiscal 2014, to determine the size of the equity awards for our named executive officers, the Committee first reviewed our Chief Executive Officer’s recommendations for options and RSUs to be granted during fiscal 2014 to our executive officers other than the Chief Executive Officer. In each case, the Committee then made determinations of the specific amounts and terms of stock options and RSUs to be granted to each executive officer, including our Chief Executive Officer, based on its subjective consideration of the recommendations of the Chief Executive Officer, historical grant information, the Committee’s views of comparative compensation data provided to the Committee by Towers Watson in its May 2013 report and other market compensation data, retention and motivational factors, corporate performance, individual performance, the executive’s level of responsibility, the potential impact that the executive could have on our operations and financial condition and the market price of our common stock.

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

The final compensation report of Towers Watson provided to the Compensation Committee in May 2013 included long-term, non-cash incentive compensation market competitive data and analysis which was reviewed and considered by the Committee in determining the 2014 stock option and RSU grants to executives. This data and analysis contemplated the annualized expected value of equity award grants ultimately provided to our executive officers relative to long-term, non-cash incentive compensation provided to peer group executives. The value of each grant also was analyzed for its effect on total compensation, representing the long-term, non-cash component of our executive compensation. The Committee determined that the level of each grant in 2014 to each of our executive officers was within the range of annual long-term, non-cash incentive compensation relative to the considered peer groups for each executive officer and further determined that the level of each grant in 2014 to each executive officer when considered together with the total cash compensation for 2014 placed the level of 2014 total compensation for each executive officer within the market range. Mr. Miley’s initial award of RSUs in December 2014 was approved by the Committee in connection with the negotiation of his employment agreement and after consideration of the above data.

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

Employment Agreements and Severance and Change-in-Control Arrangements

In January 1995, prior to our initial public offering, we entered into an employment agreement with Frank F. Khulusi, our Chairman, President and Chief Executive Officer. Mr. Khulusi’s employment agreement, which was amended in December 2005 and in December 2008, provides for one-year extensions unless it is terminated by us or Mr. Khulusi. Mr. Khulusi’s annual salary pursuant to his employment agreement has been increased or decreased periodically and was $833,000 before he voluntarily reduced his annual salary by $250,000 to $583,000 in December 2014. Mr. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Mr. Khulusi’s employment agreement provides that he is entitled to certain severance benefits in the event of a change of control or if his employment is terminated by us without cause or by Mr. Khulusi for good reason as follows:

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

•         If Mr. Khulusi’s employment is terminated by him for good reason (which may occur upon 30 days’ advance written notice to the Company), including as a result of the Company notifying him of its decision to not renew the employment agreement for an additional period as described above, the Company will pay him a lump sum upon such termination equal to two times the total salary and bonus compensation paid to him for the twelve months immediately preceding the notice of termination; and

•         In the event of a change of control of the Company, upon consummation of the change of control, Mr. Khulusi’s employment agreement will terminate and he will receive a lump sum payment equal to two times the total salary (which for this purpose, Mr. Khulusi’s base salary is deemed to be $833,000 as provided in his employment agreement, as amended) and short-term cash incentive compensation paid to him for the twelve months immediately preceding the change of control.

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

In October 2014, we entered into an employment agreement with Robert Jay Miley, our President. Pursuant to the terms of our agreement with Mr. Miley, he is an “at will” employee. Mr. Miley is currently entitled to an annual base salary of $400,000. He is also eligible to receive annual incentive cash compensation under any applicable annual executive cash incentive plan in an amount of $200,000 at 100% achievement of financial targets, which amount can be greater or less based on the level of achievement and may be paid in quarterly or annual installments, as well as additional discretionary bonuses as may be determined from time to time by the Compensation Committee, and is entitled to severance pay equal to twelve months of his then-current annual base salary in the event his employment is terminated without cause. The severance payment would be made in one lump sum and is contingent upon his execution of a satisfactory severance and release agreement. Under his employment agreement, we also agreed to make available to Mr. Miley a furnished single bedroom corporate apartment in proximity to our corporate headquarters in El Segundo, California for the first year of his employment, and Mr. Miley is eligible to participate in benefit plans generally available to similarly situated employees. Mr. Miley also received a one-time signing bonus in the amount of $200,000, which is repayable to us by Mr. Miley in the event Mr. Miley’s employment is terminated by him voluntarily or by us with cause at any time prior to the third anniversary date of his employment, which commenced on December 2, 2014.

Each of Messrs. LaVerne and Abuyounes is an “at will” employee.  Mr. LaVerne is currently entitled to an annual base salary of $346,330 and Mr. Abuyounes is currently entitled to an annual base salary of $333,375. Each is eligible to participate in our executive incentive plan in the discretion of our Compensation Committee, and may receive discretionary bonuses from time to time in the discretion of our Compensation Committee with the input of our Chief Executive Officer. We have entered into severance agreements with each of Messrs. LaVerne and Abuyounes, pursuant to which each is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause within a twelve month period following a change-in-control of our company. The severance payments would be made in equal installments over six months and are contingent upon their execution of a satisfactory severance and release agreement. Each of Messrs. LaVerne and Abuyounes receives a monthly automobile allowance of $1,000 and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In June 2004, we entered into an employment agreement with Robert I. Newton, our Executive Vice President, Chief Legal Officer and Secretary. Mr. Newton’s employment agreement was amended in February 2005. Pursuant to the terms of our agreement with Mr. Newton, he is an “at will” employee. Mr. Newton is currently entitled to an annual base salary of $342,900. Mr. Newton is also eligible to receive annual incentive cash compensation of up to $137,160, paid in quarterly installments, as well as additional discretionary bonuses as may be determined from time to time by the Compensation Committee, and is entitled to severance pay equal to six months of his annual base salary in the event his employment is terminated without cause. The severance payments would be made in equal installments over six months and are contingent upon his execution of a satisfactory severance and release agreement. Mr. Newton receives a monthly automobile allowance of $1,000 and is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

In addition to the above discussed agreements, under the terms of our option and RSU agreements with our executive officers, upon the occurrence of a change of control of our company, subject to certain limitations, all of the unvested stock options and RSUs for Messrs. Khulusi, LaVerne and Newton will become fully vested.

The RSUs held by Mr. Miley provide that in the event of a change of control in which Mr. Miley’s RSUs are not assumed or replaced, a portion of his unvested RSUs then outstanding will become vested upon the change of control in an amount equal to two years of accelerated vesting plus an additional amount of accelerated vesting if the change of control occurs on or prior to December 2, 2015.The specific amount of any such additional accelerated vesting if the change of control occurs on or prior to December 2, 2015 would be equal to a prorata portion of an additional year of accelerated vesting based on the number of months Mr. Miley serves prior to such change of control. In the event Mr. Miley’s RSUs are assumed or replaced (by a comparable award) in connection with a change of control transaction, Mr. Miley is entitled to accelerated vesting of his then unvested outstanding RSUs in an amount equal to one year of accelerated vesting plus, in the event of a change of control prior to December 2, 2015, an additional prorata portion of unvested RSUs determined based on Mr. Miley’s number of months of service prior to the change control. Mr. Miley is further entitled to full acceleration of vesting following a change of control with respect to and any remaining portion of the unvested RSUs which do not accelerate upon the change of control as described and which are assumed or replaced in the transaction if his employment is terminated by the successor entity without cause or by Mr. Miley for “good reason” within twelve (12) months of the change of control.

The stock options and RSUs held by Mr. Abuyounes provide that, in the event of a change of control, a portion of the unvested options and RSUs then outstanding in the amount of one year plus a quarter of accelerated vesting will become vested if the option or RSU is not assumed or replaced (by an option, RSU or comparable cash incentive) by the successor entity as part of such transaction or, if assumed or replaced, his employment is terminated by the successor entity without cause or by Mr. Abuyounes for “good reason” within twelve (12) months of the change of control.

The employment agreements and severance and change-in-control benefits provided to our executives under these agreements were approved by our Compensation Committee or full Board following our negotiations with our executive officers and were determined to be reasonable and necessary in order to hire and retain these individuals. Mr. Khulusi’s agreement was originally executed in 1995 and at that time we established certain change-in-control and severance protections for Mr. Khulusi. We believe that it is important to provide continued professional stability to those executive-level employees who helped build our company and whose leadership is important to our continued success. Further, we believe that the interests of our stockholders will be best served if the interests of our most senior management are aligned with them. Providing change in control benefits, including the severance and share-based award acceleration benefits, is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of our stockholders. The severance and change-in-control benefits offered to our executive officers did not affect the Compensation Committee’s determination of the total compensation, or any component of compensation, we provided to our executive officers in 2014.

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

Consideration of Deductibility of Compensation

The deductibility of compensation that may be paid to our executive officers is just one of many factors we consider in structuring our compensation programs. Given our changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully deductible. Accordingly, the Compensation Committee reserves the right to approve elements of compensation for our officers that are not fully deductible.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for fiscal years 2014, 2013 and 2012 awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers serving at the end of our most recent fiscal year whose total compensation exceeded $100,000. The individuals listed in the following table are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(3)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Frank F. Khulusi	2014	$810,969	$—		$314,375	$361,800	$107,811	$7,055	(4)	$1,602,010
Chairman of the Board and Chief Executive Officer	2013	833,000	—		266,479	275,400	337,636	4,375	(5)	1,716,890
	2012	833,000	—		318,630	—	199,920	4,250	(5)	1,355,800

Robert J. Miley(1)	2014	35,249	216,667	(2)	—	928,000	—	—		1,179,916
President

Brandon H. LaVerne	2014	346,330	45,716		87,354	120,600	19,375	18,554	(7)	637,929
Chief Financial Officer	2013	335,394	28,572		69,087	68,850	77,822	11,188	(6)	590,913
	2012	317,500	22,000		72,416	—	60,960	3,582	(5)	476,458

Robert I. Newton	2014	342,900	137,160		87,354	120,600	—	19,055	(7)	707,069
Executive Vice President, Chief Legal Officer and Secretary	2013	333,266	137,160		64,152	61,200	—	11,131	(6)	606,909
	2012	317,500	127,000		72,416	—	—	2,186	(5)	519,102

Simon M. Abuyounes	2014	333,375	44,006		87,354	120,600	18,651	18,576	(7)	622,562
Executive Vice President — IT, Operations and Commercial Sales	2013	327,353	27,503		59,218	53,550	74,911	9,518	(6)	552,053
	2012	317,500	41,910		72,416	—	40,843	2,465	(5)	475,134

(1)          Mr. Miley joined our company on December 1, 2014.

(2)          Consists of a signing bonus and the pro-rated portion of Mr. Miley’s cash incentive award for 2014.

(3)          Represents the aggregate grant date fair value of stock and option awards, valued in accordance with ASC 718, awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2014.

(4)          Includes company matched 401(k) contributions on behalf of the executive and company sponsored award trip.

(5)          Includes company matched 401(k) contributions on behalf of the executive.

(6)          Includes company matched 401(k) contributions on behalf of the executive and car allowance.

(7)          Includes company matched 401(k) contributions on behalf of the executive, car allowance and company sponsored award trip.

Grants of Plan-Based Awards (2014)

The following table sets forth information regarding equity awards granted to our named executive officers during the 2014 fiscal year:

Name	Grant Date	All Other Stock Awards: Number of Shares or Stock Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (4)
Frank F. Khulusi	05/20/2014	36,000	(1)	—		$—	$361,800
	05/20/2014	—		54,000	(3)	10.05	314,475
Robert J. Miley	12/04/2014	100,000	(2)	—		—	928,000
Brandon H. LaVerne	05/20/2014	12,000	(1)	—		—	120,600
	05/20/2014	—		15,000	(3)	10.05	87,354
Robert I. Newton	05/20/2014	12,000	(1)	—		—	120,600
	05/20/2014	—		15,000	(3)	10.05	87,354
Simon M. Abuyounes	05/20/2014	12,000	(1)	—		—	120,600
	05/20/2014	—		15,000	(3)	10.05	87,354

(1)         These RSUs vest annually in equal installments over five years, with full vesting on May 20, 2019.

(2)         These RSUs vest annually in equal installments over five years, with full vesting on December 4, 2019.

(3)         These options vest quarterly in equal installments over five years, with full vesting on May 20, 2019, and have a term of seven years.

(4)         The grant date fair values of the stock and option awards granted were computed in accordance with ASC 718. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End (2014)

The following table sets forth information regarding equity awards for each of our named executive officers outstanding as of December 31, 2014:

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Frank F. Khulusi	12/14/2007	90,000	—		$10.50	12/14/2017
	07/31/2008	90,000	—		8.92	07/31/2018
	02/26/2010	16,500	5,500	(1)	4.66	02/26/2020
	06/10/2011	77,000	33,000	(1)	8.00	06/10/2021
	08/10/2012	13,200	48,400	(1)	5.55	08/10/2019
	05/20/2013	8,100	37,800	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	28,800	(2)	$274,176
	05/20/2014	5,400	48,600	(1)	10.05	05/20/2021
	05/20/2014	—	—		—	—	36,000	(2)	342,720

Robert J. Miley	12/04/2014	—	—		—	—	100,000	(2)	952,000

Brandon H. LaVerne	08/31/2007	15,000	—		12.27	08/31/2017
	07/31/2008	35,000	—		8.92	07/31/2018
	11/07/2008	30,000	—		4.01	11/07/2018
	08/21/2009	25,000	—		7.99	08/21/2019
	02/26/2010	23,750	1,250	(1)	4.66	02/26/2020
	06/10/2011	17,500	7,500	(1)	8.00	06/10/2021
	08/10/2012	9,000	11,000	(1)	5.55	08/10/2019
	05/20/2013	4,200	9,800	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	7,200	(2)	68,544
	05/20/2014	1,500	13,500	(1)	10.05	05/20/2021
	05/20/2014	—	—		—	—	12,000	(2)	114,240

Robert I. Newton	06/28/2005	50,000	—		4.41	06/28/2015
	08/31/2007	20,000	—		12.27	08/31/2017
	07/31/2008	20,000	—		8.92	07/31/2018
	08/21/2009	25,000	—		7.99	08/21/2019
	02/26/2010	23,750	1,250	(1)	4.66	02/26/2020
	06/10/2011	17,500	7,500	(1)	8.00	06/10/2021
	08/10/2012	9,000	11,000	(1)	5.55	08/10/2019
	05/20/2013	3,900	9,100	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	6,400	(2)	60,928
	05/20/2014	1,500	13,500	(1)	10.05	05/20/2021
	05/20/2014	—	—		—	—	12,000	(2)	114,240

Simon M. Abuyounes	03/23/2005	30,000	—		4.70	03/23/2015
	06/24/2005	50,000	—		4.40	06/24/2015
	08/31/2007	20,000	—		12.27	08/31/2017
	07/31/2008	20,000	—		8.92	07/31/2018
	11/07/2008	30,000	—		4.01	11/07/2018
	08/21/2009	25,000	—		7.99	08/21/2019
	02/26/2010	23,750	1,250	(1)	4.66	02/26/2020
	06/10/2011	17,500	7,500	(1)	8.00	06/10/2021
	08/10/2012	9,000	11,000	(1)	5.55	08/10/2019
	05/20/2013	3,600	8,400	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	5,600	(2)	53,312
	05/20/2014	1,500	13,500	(1)	10.05	05/20/2021
	05/20/2014	—	—		—	—	12,000	(2)	114,240

(1)         These options vest quarterly in equal installments over five years.

(2)         These RSUs vest annually in equal installments over five years.

Option Exercises and Stock Vested (2014)

The following table provides information regarding each exercise of stock option awards and vesting of RSU awards for each of our named executive officers during the fiscal year ended December 31, 2014:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Frank F. Khulusi	397,500	$1,526,310	7,200	$72,360
Brandon H. LaVerne	20,000	63,308	1,800	18,090
Robert I. Newton	50,000	157,867	1,600	16,080
Simon M. Abuyounes	—	—	1,400	14,070

(1)         Value realized was computed by calculating the difference between the market price of our common stock at the exercise date and the exercise prices of the options exercised.

Potential Payments Upon Termination or Change in Control (2014)

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

The agreements pursuant to which we granted stock options and RSUs to Mr. Khulusi, Mr. LaVerne and Mr. Newton provide for full acceleration of vesting of their unvested awards in the event of a change of control of our company. The stock options and RSUs held by Mr. Miley and Mr. Abuyounes provide that, in the event of a change of control, a portion of the unvested awards then outstanding will become fully vested. See “Employment Agreements and Severance and Change-in-Control Arrangements” in our Compensation Discussion and Analysis section above for a discussion of the specific circumstances and amount of equity award acceleration for each of these executives.

Under our stock incentive plans, a change of control is deemed to occur upon:

•         the direct or indirect acquisition by any person or related group of persons of more than 50% of the total voting power of our outstanding stock;

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

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from PCM. The information set forth in the table assumes, as necessary:

•         The termination and/or the qualified change in control event occurred on December 31, 2014 (the last business day of our last completed fiscal year);

•         The price per share of our common stock on the date of termination is $9.52 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2014); and

•         With respect to unvested equity awards, the awards are not assumed or replaced as described above and do not remain outstanding following the change of control.

Name	Voluntary Termination		Death or Permanent Disability	Change of Control		Involuntary Termination
Frank F. Khulusi
Employment Agreement	$1,710,866	(1)(2)	See (7)	$2,210,866	(2)(3)	$2,210,866	(2)(4)
Acceleration of Equity Awards	—		—	956,620	(8)	—
Total	$1,710,866		—	$3,167,486		$2,210,866

Robert J. Miley
Employment Agreement	—		—	—		$400,000	(4)(5)
Acceleration of Equity Awards	—		—	$380,800	(8)	—
Total	—		—	$380,800		$400,000

Brandon H. LaVerne
Employment Agreement	—		—	—		$173,165	(4)(6)
Acceleration of Equity Awards	—		—	$262,255	(8)	—
Total	—		—	$262,255		$173,165

Robert I. Newton
Employment Agreement	—		—	—		$171,450	(4)(6)
Acceleration of Equity Awards	—		—	$253,330	(8)	—
Total	—		—	$253,330		$171,450

Simon M. Abuyounes
Employment Agreement	—		—	—		$166,688	(4)(6)
Acceleration of Equity Awards	—		—	$72,069	(8)	—
Total	—		—	$72,069		$166,688

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

(5)         Severance payment is to be made in one lump sum in the first payroll period after a properly executed release, as defined in Mr. Miley’s employment agreement, becomes irrevocable.

(6)         Severance payments are to be made in equal installments over a period of six months following the date of termination.

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

(8)         Represents the value of outstanding stock options and RSUs as of December 31, 2014 that would vest upon consummation of a change in control. Assumes that the vested options are immediately exercised and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. For details regarding acceleration terms for each of the named executive, please see “Employment Agreements and Severance and Change-in-Control Arrangements” in our Compensation Discussion and Analysis section above.

Director Compensation (2014)

The following table provides information regarding the compensation earned for services performed for us as a director by each member of our board of directors, other than directors who are also named executive officers, during the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Thomas A. Maloof (3)	$66,250	$60,300	$126,550
Ronald B. Reck (3)	61,875	60,300	122,175
Paul C. Heeschen (3)	54,375	60,300	114,675

(1)         Represents the aggregate grant date fair value of stock awards, valued in accordance with ASC 718, awarded to each of the directors during the 2014 fiscal year. For a detailed discussion of the assumptions made in the valuation of stock awards, please see Notes 2 and 3 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2014.

(2)         In 2014, each of our non-employee directors was awarded 6,000 RSUs, which vest annually over a two year period.

(3)         In 2014, there were no grants of stock option awards to any our non-employee directors. Each of our non-employee directors had the following aggregate number of option awards outstanding and vested as of December 31, 2014: Mr. Maloof —60,000, Mr. Reck — 40,000 and Mr. Heeschen — 50,000; and the following aggregate number of unvested RSUs as of December 31, 2014:  Mr. Maloof —9,000, Mr. Reck — 9,000 and Mr. Heeschen — 9,000.

Each of our non-employee members of the Board receives an annual Board retainer of $50,000, plus an annual retainer of $5,000 for service on each committee of the Board on which he or she serves. The chairperson of each of our Audit and Compensation Committees will also receive an additional annual retainer of $15,000 and $7,500, respectively. Directors who are employed by us or any of our affiliates are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings. We have entered into indemnification agreements with each of our directors, a form of which has been filed as an exhibit to our periodic reports filed with the Securities and Exchange Commission.

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

On May 20, 2014, our Compensation Committee approved and granted, under our 2012 Equity Incentive Plan, 6,000 RSUs to each of our non-employee members of the Board for a total award of 18,000 RSUs. The RSUs each vest annually in equal amounts over a two year period from the date of grant. We valued the RSUs at fair value in accordance with ASC 718 as of the grant date. See footnotes 1 and 2 in the table above for more information.

Compensation Committee Interlocks and Insider Participation

Mr. Reck and Mr. Heeschen served as members of our Compensation Committee during the fiscal year ended December 31, 2014. There are no Compensation Committee interlocks between us and other entities involving our executive officers and Board members who serve as executive officers of such companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2014 and our Proxy Statement for the 2015 Annual Meeting of Stockholders.

The Compensation Committee

Ronald B. Reck (Chair)

Paul C. Heeschen

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 21, 2015 by: (i) each of the executive officers listed in the Summary Compensation Table in this proxy statement (sometimes referred to herein as the “named executive officers”); (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage of ownership is based on an aggregate of 12,194,901 shares of our common stock outstanding on April 21, 2015. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PCM, Inc., 1940 E. Mariposa Avenue, El Segundo, CA 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Dimensional Fund Advisors LP(1)	865,740		7.1%
Jonathan L. Kimerling(2)	855,808		7.0
Royce & Associates, LLC (3)	768,869		6.3
Amre A. Youness(4)	622,000		5.1

Directors and Named Executive Officers:
Frank F. Khulusi	2,867,898	(5)	22.9
Robert J. Miley	—		—
Brandon H. LaVerne	175,123	(6)	1.4
Robert I. Newton	149,711	(7)	1.2
Simon M. Abuyounes	237,164	(8)	1.9
Thomas A. Maloof	99,500	(9)	*
Ronald B. Reck	84,966	(10)	*
Paul C. Heeschen	103,164	(11)	*
All current directors and executive officers as a group (8 persons)	3,717,526	(12)	28.1%

*	Less than 1%
(1)

Based on information contained in Schedule 13G/A filed on February 5, 2015 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP has sole voting power with respect to 843,891 shares of our common stock and sole dispositive power with respect to 865,740 shares of our common stock. According to the Schedule 13G/A, Dimensional Fund Advisors LP furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, collectively known as the “Funds.” In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP nor its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

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

(3)

Based on information contained in Schedule 13G filed on January 15, 2015 by Royce & Associates LLC, Royce & Associates LLC has sole voting and dispositive power with respect to 768,869 shares of our common stock. The address for Royce & Associates LLC is 745 Fifth Avenue, New York, NY, 10151.

(4)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.
(5)

Consists of 2,483,755 shares held by the Khulusi Family Revocable Trust dated November 3, 1993 and 336,300 shares underlying options which are presently vested or will vest within 60 days of April 21, 2015 and 14,400 shares underlying RSU awards that will vest within 60 days of April 21, 2015.

(6)

Includes 169,900 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2015 and 4,200 shares underlying RSU awards that will vest within 60 days of April 21, 2015.

(7)

Includes 129,200 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2015  and 4,000 shares underlying RSU awards that will vest within 60 days of April 21, 2015.

(8)

Includes 208,800 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2015 and 3,800 shares underlying RSU awards that will vest within 60 days of April 21, 2015.

(9)

Includes 60,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2015 and 6,000 shares underlying RSU awards that will vest within 60 days of April 21, 2015.

(10)

Includes 40,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2015 and 6,000 shares underlying RSU awards that will vest within 60 days of April 21, 2015.

(11)

Includes 50,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2015 and 6,000 shares underlying RSU awards that will vest within 60 days of April 21, 2015.

(12)

This figure includes an aggregate of 993,900 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 21, 2015 and 44,400 shares underlying RSU awards that will vest within 60 days of April 21, 2015.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options, warrants and vesting of stock awards under all of our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,465,264	$7.05	(2)	151,083	(1)

(1)	Represents shares available for issuance under our 2012 Equity Incentive Plan as of December 31, 2014.
(2)	The weighted average exercise price is calculated solely on the exercise price of the outstanding options and does not reflect outstanding RSUs, which have no exercise price.

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

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed as a Senior Vice President of PCM Logistics, LLC, a wholly-owned subsidiary of PCM, in fiscal years 2013 and 2014. In fiscal years 2013 and 2014, Sam U. Khulusi earned compensation in the amount of $220,000 each year and he did not earn any bonus during 2013 and 2014. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed as the President of PCM Logistics, LLC in fiscal year 2013 and was appointed as Executive Vice President — IT, Operations and Commercial Sales of PCM, Inc. in April 2014. Compensation paid to Mr. Abuyounes in fiscal year 2013 and 2014, and our agreements with respect to his severance arrangements with our company are described under the section “Executive Compensation.” Mr. Abuyounes is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

Principal Auditor Fees and Services

The following table sets forth the fees billed for services rendered by Deloitte & Touche LLP (“Deloitte”) for our fiscal years ended December 31:

Fees	2014	2013
Audit Fees	$1,131,580	$954,000
Audit-Related Fees	—	—
Tax Fees	183,080	138,670
All Other Fees	—	—
Total	$1,314,660	$1,092,670

Audit Fees.  Audit fees consist of fees for professional services rendered for the audit of our annual financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10-Q, as well as for services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees include services rendered and billed relating to the audit of our internal control over financial reporting and the related attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees.  Audit-related fees include fees for assurance or related services regarding the audit or review of our financial statements, other than those reported above under the caption “Audit Fees.”

Tax Fees.  Tax fees consist of fees for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees.  Deloitte did not provide us, or bill us for, any products or services in 2013 and 2014, other than the services performed in connection with the fees reported under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

Exhibit Number	Description
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

10.21*++	Summary of Executive Incentive Plan

10.22*++	Summary of Executive Salary and Bonus Arrangements

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

10.38*++	Third Amendment to Employment Agreement by and between PCM, Inc. and Frank F. Khulusi, dated November 6, 2014

10.39++	Purchase Agreement, dated December 23, 2014, by and between Sarcom Properties, Inc. and PCM, Inc.

16.1

Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP dated April 10, 2013 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2013)

21.1++	Subsidiaries of the Registrant as of December 31, 2014

Exhibit Number	Description
23.1++	Consent of Deloitte & Touche LLP

23.2++	Consent of PricewaterhouseCoopers LLP

31.1++	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2++	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

32.1++	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*           Management contract, or compensatory plan or arrangement.

+           Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

++ Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-25790) filed with the Commission on March 16, 2015.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCM, INC.
(Registrant)

Date: April 30, 2015	By:	/s/ FRANK F. KHULUSI
Frank F. Khulusi
Chairman of the Board and
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