Form 10-Q
period 2015-03-31
PCM, INC.
filed 2015-05-11
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, the registrant had 12,050,001 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,289	$8,892
Accounts receivable, net of allowances of $410 and $426	187,575	199,604
Inventories	42,939	50,687
Prepaid expenses and other current assets	10,047	15,936
Deferred income taxes	4,857	3,922
Current assets of discontinued operations	429	26
Total current assets	253,136	279,067
Property and equipment, net	86,137	74,368
Goodwill	25,510	25,510
Intangible assets, net	4,587	4,673
Other assets	6,295	5,558
Non-current assets of discontinued operations	—	14
Total assets	$375,665	$389,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,509	$122,333
Accrued expenses and other current liabilities	24,716	26,107
Deferred revenue	3,891	10,089
Line of credit	49,240	52,795
Notes payable — current	4,091	3,741
Current liabilities of discontinued operations	486	577
Total current liabilities	199,933	215,642
Notes payable and other long-term liabilities	34,993	28,015
Deferred income taxes	12,167	12,217
Total liabilities	247,093	255,874
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,789,497 and 15, 758,714 shares issued; and 12,223,919 and 12,267,550 shares outstanding	16	16
Additional paid-in capital	121,270	120,915
Treasury stock, at cost: 3,565,578 and 3,491,164 shares	(18,192)	(17,472)
Accumulated other comprehensive income	117	941
Retained earnings	25,361	28,916
Total stockholders’ equity	128,572	133,316
Total liabilities and stockholders’ equity	$375,665	$389,190

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales	$295,959	$325,337
Cost of goods sold	256,854	276,632
Gross profit	39,105	48,705
Selling, general and administrative expenses	44,312	42,577
Operating profit (loss)	(5,207)	6,128
Interest expense, net	771	943
Income (loss) from continuing operations before income taxes	(5,978)	5,185
Income tax expense (benefit)	(2,454)	2,151
Income (loss) from continuing operations	(3,524)	3,034
Loss from discontinued operations, net of taxes	(31)	(147)
Net income (loss)	$(3,555)	$2,887

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$(0.29)	$0.25
Loss from discontinued operations, net of taxes	—	(0.01)
Net income (loss)	$(0.29)	$0.24

Diluted EPS:
Income (loss) from continuing operations	$(0.29)	$0.24
Loss from discontinued operations, net of taxes	—	(0.01)
Net income (loss)	$(0.29)	$0.23

Weighted average number of common shares outstanding:
Basic	12,230	11,932
Diluted	12,230	12,715

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(3,555)	$2,887
Other comprehensive loss:
Foreign currency translation adjustments	(824)	(379)
Total other comprehensive loss	(824)	(379)
Comprehensive income (loss)	$(4,379)	$2,508

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(3,555)	$2,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,699	2,760
Provision for deferred income taxes	(1,031)	130
Excess tax benefit related to stock option exercises	(6)	(205)
Non-cash stock-based compensation	421	331
Change in operating assets and liabilities:
Accounts receivable	11,619	18,697
Inventories	7,755	45,314
Prepaid expenses and other current assets	5,627	4,360
Other assets	(821)	(647)
Accounts payable	(5,578)	(52,110)
Accrued expenses and other current liabilities	(2,404)	1,621
Deferred revenue	(6,197)	(5,201)
Total adjustments	12,084	15,050
Net cash provided by operating activities	8,529	17,937
Cash Flows From Investing Activities
Purchases of property and equipment	(13,930)	(8,108)
Net cash used in investing activities	(13,930)	(8,108)
Cash Flows From Financing Activities
Net payments under line of credit	(3,555)	(20,185)
Payments for deferred financing costs	(174)	—
Borrowings under notes payable	9,506	4,208
Payments under notes payable	(1,006)	(322)
Change in book overdraft	706	1,471
Payments of obligations under capital lease	(587)	(798)
Proceeds from stock issued under stock option plans	26	3,151
Excess tax benefit related to stock option exercises	6	205
Common shares repurchased and held in treasury	(720)	—
Net cash provided by (used in) financing activities	4,202	(12,270)
Effect of foreign currency on cash flow	(404)	(149)
Net change in cash and cash equivalents	(1,603)	(2,590)
Cash and cash equivalents at beginning of the period	8,892	9,992
Cash and cash equivalents at end of the period	$7,289	$7,402
Supplemental Cash Flow Information
Interest paid	$788	$937
Income taxes paid	215	2,379
Supplemental Non-Cash Investing and Financing Activities
Financed purchase of property and equipment	$453	$2,678

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2014 fiscal year and through the date of this report.

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

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses during. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended March 31, 2015, we generated approximately 80% of our revenue in our Commercial segment, 12% of our revenue in our Public Sector segment and 8% of our revenue in our MacMall segment.

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

We have restated the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 to increase purchases of property and equipment and borrowing under a note payable by $4.1 million and decrease non-cash purchases of property and equipment by $4.1 million to correct an immaterial error from netting these amounts.

2. New Accounting Standards

In February 2015, the FASB issued ASU 2015-02, “Consolidation,” which amended the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items,” with the objective of simplifying income statement presentation requirements by eliminating the concept of extraordinary items from GAAP, but retaining current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. ASU 2015-01 is effective prospectively for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 is effective for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014. We had no disposals during the three months ended March 31, 2015. The adoption of ASU 2014-08 effective January 1, 2015 did not have an effect on our consolidated financial statements.

3. Goodwill and Intangible Assets

Goodwill

There was no change in goodwill during the three months ended March 31, 2015. Goodwill totaled $25.5 million as of March 31, 2015 and December 31, 2014, all of which related to our Commercial segment.

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted Average Estimated	At March 31, 2015				At December 31, 2014
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks & URLs	8	$3,300	(1)	$36	$3,264	$3,593	(1)	$307	$3,286
Customer relationships	10	2,550		1,227	1,323	2,550		1,163	1,387
Total intangible assets		$5,850		$1,263	$4,587	$6,143		$1,470	$4,673

(1)     Included in the gross amounts for “Patent, trademarks & URLs” at March 31, 2015 and December 31, 2014 are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.1 million for each of the three months ended March 31, 2015 and 2014. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.2 million in the remainder of 2015, $0.3 million in each of the years 2016 through 2019 and $0.2 million thereafter.

4. Discontinued Operations

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

The carrying amounts of major classes of assets and liabilities that have been included in such balance sheet line items, as described above, in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Accounts receivable, net	$429	$19
Inventories, net	—	7
Current assets of discontinued operations	429	26

Other non-current assets	—	14
Non-current assets of discontinued operations	—	14
Total assets of discontinued operations	$429	$40

Accounts payable	$118	$116
Accrued expenses and other current liabilities	365	458
Deferred revenue	3	3
Current liabilities of discontinued operations	$486	$577

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net sales	$(6)	$13,716

Loss before income taxes	$(31)	$(261)
Income tax benefit	—	(114)
Loss from discontinued operations, net of taxes	$(31)	$(147)

5. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	March 31,	December 31,
	2015	2014
Revolving credit facility, Prime or LIBOR plus 1.75%, maturing in September 2017	$49,240	$52,795
Note payable, Prime or LIBOR plus 1.75%, maturing in September 2017	3,100	3,255
Note payable, Prime or LIBOR plus 1.75%, maturing in September 2017	1,498	1,571
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,930	—
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,537	—
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	4,043	4,524
Note payable, LIBOR plus 2.25%, maturing in April 2022	7,648	7,725
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in September 2016	8,817	8,917
Note payable, 4.65% maturing in April 2015	82	164
Total	83,895	78,951
Less: Total current debt	53,331	56,536
Total non-current debt	$30,564	$22,415

The following table sets forth the maturities of our outstanding debt balance as of March 31, 2015 (in thousands):

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Total long-term debt obligations	$3,076	$12,203	$2,170	$1,645	$7,825	$7,736	$34,655
Revolving credit facility	—	49,240	—	—	—	—	49,240
Total	$3,076	$61,443	$2,170	$1,645	$7,825	$7,736	$83,895

Line of Credit and Related Notes

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2015, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2015, we had $61.0 million available to borrow for working capital advances under the line of credit.

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

Other Notes Payable

In March 2015, we completed the purchase of real property in Irvine, California for approximately $5.8 million and financed $4.9 million with a long-term note. The loan agreement provides for a seven year term and a 25 year straight-line, monthly principal repayment amortization period that begins on May 1, 2015 with a balloon payment at maturity in April 2022. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In January 2015, we completed the purchase of certain real property in Lewis Center, Ohio for approximately $6.6 million and financed $4.575 million with a long-term note. The $4.575 million term note provides for a seven year term and a 25 year straight-line, monthly principal repayment amortization period that began in February 2015 with a balloon payment at maturity in January 2022. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

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

In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in January 2020. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

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

At March 31, 2015, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.25%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

Accounting for Uncertainty in Income Taxes

At March 31, 2015, we had no unrecognized tax positions.  For the three months ended March 31, 2015 and 2014, we did not recognize any interest or penalties for uncertain tax positions. There were also no accrued interest and penalties at March 31, 2015 and 2014. We do not anticipate any significant increases in our unrecognized tax benefits within the next twelve months. Further, since we did not have any unrecognized tax benefits at March 31, 2015, we do not anticipate any significant decreases within the next twelve months.

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

7. Stockholders’ Equity

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. We repurchased a total of 74,414 shares of our common stock under this program during the three months ended March 31, 2015 for a total cost of approximately $0.7 million. From the inception of the program in October 2008 through March 31, 2015, we have repurchased an aggregate total of 3,148,900 shares of our common stock for a total cost of $17.2 million. At March 31, 2015, we had $2.8 million available in stock repurchases under this discretionary stock repurchase program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

8. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended March 31, 2015, since we reported a loss from continuing operations, all potential shares totaling 584,831 were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the three months ended March 31, 2015, had we reported income from continuing operations, approximately 475,000 common shares would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the three months ended March 31, 2014, approximately 428,000 common shares have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Income From Continuing Operations	Weighted Average Number of Common Shares Outstanding	Per Share Amounts
Three Months Ended March 31, 2015:
Basic EPS
Loss from continuing operations	$(3,524)	12,230	$(0.29)
Effect of dilutive securities
Dilutive effect of stock-based awards	—	—
Diluted EPS
Adjusted loss from continuing operations	$(3,524)	12,230	$(0.29)

Three Months Ended March 31, 2014:
Basic EPS
Income from continuing operations	$3,034	11,932	$0.25
Effect of dilutive securities
Dilutive effect of stock-based awards	—	783
Diluted EPS
Adjusted income from continuing operations	$3,034	12,715	$0.24

9. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended March 31, 2015
Net sales	$236,534	$36,601	$22,834	$(10)	$295,959
Gross profit	33,701	3,342	2,063	(1)	39,105
Depreciation and amortization expense(1)	646	7	18	2,028	2,699
Operating profit (loss)	7,819	675	(70)	(13,631)	(5,207)

Three Months Ended March 31, 2014
Net sales	$252,121	$36,420	$36,799	$(3)	$325,337
Gross profit	41,534	3,542	3,631	(2)	48,705
Depreciation and amortization expense(1)	612	13	22	1,926	2,573
Operating profit (loss)	17,658	574	821	(12,925)	6,128

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of March 31, 2015 and December 31, 2014, we had total consolidated assets of $375.7 million and $389.2 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.0 million and $1.2 million in each of the three month periods ended March 31, 2015 and 2014. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

11. Subsequent Events

On April 1, 2015, we completed the acquisition of certain assets of En Pointe Technologies Sales, Inc. (“En Pointe”), one of the nation’s largest independent IT solutions providers, headquartered in Southern California. We acquired the assets of En Pointe’s IT solutions provider business, excluding current tangible assets, such as accounts receivable and inventory. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and will pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the next three years. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. The accounting for the acquisition of En Pointe is currently preliminary. The acquisition occurred in the second quarter of 2015, and we continue to obtain information relative to the fair values of certain assets acquired, certain liabilities assumed and any non-controlling interests in the transaction. Acquired assets and assumed liabilities include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities. The valuations will be based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. We expect to finalize the purchase price allocation for En Pointe as soon as practical.

On April 7, 2015, we entered into a Fourth Amendment to Third Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent. The Fourth Amendment provides for, among other things: i) an increase in the Maximum Credit, as defined in the Fourth Amendment, from $200,000,000 to $250,000,000; ii) a Maturity Date of September 30, 2018; iii) an accordion feature to increase our Maximum Credit by $25 million at the option of the Borrowers and satisfaction of certain conditions; and iv) interest at LIBOR plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%.

On April 28, 2015, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program originally adopted in October 2008 (the “Stock Repurchase Program”). Since the inception of the program through April 28, 2015, we repurchased an aggregate total of 3,310,268 shares of our common stock for a total cost of $18.7 million. During the quarter ended March 31, 2015, we repurchased 74,414 shares for $0.7 million. As a result of the $10 million increase to our Stock Repurchase Program, as of April 28, 2015, we will have $11.3 million available in stock repurchases, subject to any limitations that may apply from time to time under our credit facility agreement.

In May 2015, after consideration of the tools acquired in the En Pointe acquisition, we determined that we would write-off approximately $3.2 million of internally developed software work in process related to our upcoming CRM system, which is one component of our overall ERP system conversion, in favor of a similar CRM system already configured and in production at En Pointe. We will record this charge in the three months ending June 30, 2015 in our consolidated financial statements.

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

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2014, we generated approximately 80% of our revenue in our Commercial segment, 12% of our revenue in our Public Sector segment and 8% of our revenue in our MacMall segment.

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

A substantial portion of our business is dependent on sales of Apple, HP, and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, Microsoft and Tech Data. Products manufactured by HP represented approximately 15% and 22% of our net sales in each of the three months ended March 31, 2015 and 2014, and products manufactured by Apple represented approximately 13% and 16% of our net sales in each of the three months ended March 31, 2015 and 2014.

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

STRATEGIC DEVELOPMENTS

Real Estate Transactions

In March 2015, we completed the purchase of real property in Irvine, California for approximately $5.8 million and financed $4.9 million with a long-term note. The loan agreement provides for a seven year term and a 25 year straight-line, monthly principal repayment amortization period that begins on May 1, 2015 with a balloon payment at maturity in April 2022. This note bears interest at a variable rate of the greater of 2% or LIBOR plus 2.15% and payable monthly. The real property includes approximately 60,000 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use all of the office and warehouse space.

In January 2015, we completed the purchase of certain real property in Lewis Center, Ohio for approximately $6.6 million and financed $4.575 million with a long-term note. The $4.575 million term note provides for a seven year term and a 25 year straight-line, monthly principal repayment amortization period that began in February 2015 with a balloon payment at maturity in January 2022. This note bears interest at a variable rate of LIBOR plus 2.25% and payable monthly. The real property includes approximately 12.4 acres of land together with a building for office and warehouse space of approximately 144,000 square feet. One of our subsidiaries was the tenant of the building and it is currently being used as our second headquarters, sales office and distribution center.

For more information on the financing arrangements on the transactions discussed above, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related Independent Software Vendor (ISV) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and time frames for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $25 million for the major phases of the ERP upgrade. We have completed all major phases of the design, configuration and customization. We expect to complete the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2015. To date, we have incurred approximately $23.4 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. As part of the upgrades to our IT systems, we recently upgraded our eCommerce systems and launched a new generation of our public website and extranet at pcm.com, macmall.com, and pcmg.com, which are included in the amounts above. We also implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

In May 2015, after consideration of the tools acquired in the En Pointe acquisition, we determined that we would write-off approximately $3.2 million of internally developed software work in process related to our upcoming CRM system, which is one component of our overall ERP system conversion, in favor of a similar CRM system already configured and in production at En Pointe. We will record this charge in the three months ending June 30, 2015 in our consolidated financial statements.

Common Stock Repurchase Program

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. At March 31, 2015, we had $2.8 million available in stock repurchases under the stock repurchase program, subject to any limitations that may apply from time to time under our existing credit facility. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. We repurchased a total of 74,414 shares of our common stock under this program during the three months ended March 31, 2015 for a total cost of approximately $0.7 million. From the inception of the program in October 2008 through March 31, 2015, we have repurchased an aggregate total of 3,148,900 shares of our common stock for a total cost of $17.2 million. On April 28, 2015, our Board of Directors approved a further $10 million increase to the stock repurchase program, and as a result of such increase we had $11.3 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our credit facility agreement.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our Board of Directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

RESULTS OF OPERATIONS

Consolidated Statements of Operations Data

The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations (in thousands, unaudited) and information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales. There can be no assurance that trends in our net sales, gross profit or operating results will continue in the future.

	Three Months Ended March 31,
	2015	2014
Net sales	$295,959	$325,337
Cost of goods sold	256,854	276,632
Gross profit	39,105	48,705
Selling, general and administrative expenses	44,312	42,577
Operating profit (loss)	(5,207)	6,128
Interest expense, net	771	943
Income (loss) from continuing operations before income taxes	(5,978)	5,185
Income tax expense (benefit)	(2,454)	2,151
Income (loss) from continuing operations	(3,524)	3,034
Loss from discontinued operations, net of taxes	(31)	(147)
Net income (loss)	$(3,555)	$2,887

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$(0.29)	$0.25
Loss from discontinued operations, net of taxes	—	(0.01)
Net income (loss)	$(0.29)	$0.24

Diluted EPS:
Income (loss) from continuing operations	$(0.29)	$0.24
Loss from discontinued operations, net of taxes	—	(0.01)
Net income (loss)	$(0.29)	$0.23

Weighted average number of common shares outstanding:
Basic	12,230	11,932
Diluted	12,230	12,715

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold	86.8	85.0
Gross profit	13.2	15.0
Selling, general and administrative expenses	15.0	13.1
Operating profit (loss)	(1.8)	1.9
Interest expense, net	0.2	0.3
Income (loss) before income taxes	(2.0)	1.6
Income tax expense (benefit)	(0.8)	0.7
Income (loss) from continuing operations	(1.2)	0.9
Loss from discontinued operations, net of taxes	0.0	0.0
Net income (loss)	(1.2)%	0.9%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2015		2014
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$236,534	80%	$252,121	78%	$(15,587)	(6)%
Public Sector	36,601	12	36,420	11	181	1
MacMall	22,834	8	36,799	11	(13,965)	(38)
Corporate & Other	(10)	—	(3)	—	(7)	NM (1)
Consolidated	$295,959	100%	$325,337	100%	$(29,378)	(9)%

(1)  Not meaningful.

Consolidated net sales were $296.0 million in the three months ended March 31, 2015 compared to $325.3 million in the three months ended March 31, 2014, a decrease of $29.3 million, or 9%, 4% of which was due to an increase in sales reported on a net basis. Consolidated sales of services were $25.0 million in the three months ended March 31, 2015 compared to $28.8 million in the three months ended March 31, 2014, a decrease of $3.8 million, or 13%, and represented 8% and 9% of consolidated net sales in each of the three months ended March 31, 2015 and 2014, respectively.

Commercial segment net sales were $236.5 million in the three months ended March 31, 2015 compared to $252.1 million in the three months ended March 31, 2014, a decrease of $15.6 million. Sales of services in the Commercial segment decreased by $4.5 million, or 16%, to $23.4 million in the three months ended March 31, 2015 from $27.9 million in the three months ended March 31, 2014, and represented 10% and 11% of Commercial segment net sales in each of the three months ended March 31, 2015 and 2014, respectively. Commercial net sales were negatively impacted by reductions in sales to several of our enterprise customers in the earlier part of the quarter as well a shift in sales mix towards products reported on a net basis, which represented 5% of the Commercial net sales decline. Sales to enterprise customers improved on a year over year basis in the latter part of the quarter.

Public Sector net sales were $36.6 million in the three months ended March 31, 2015 compared to $36.4 million in the three months ended March 31, 2014, an increase of $0.2 million, or 1%. This increase in Public Sector net sales was due to a $0.6 million, or 3%, increase in sales in our federal government business, partially offset by a $0.4 million, or 3%, decrease in our state and local government and educational institutions business (SLED) sales.

MacMall net sales were $22.8 million in the three months ended March 31, 2015 compared to $36.8 million in the three months ended March 31, 2014, a decrease of $14.0 million, or 38%. The decrease in MacMall net sales was primarily due to the large end-of-life Apple inventory sales made in the first quarter of 2014 that did not repeat in the three months ended March 31, 2015, as well as continued pricing pressure from large online and retail competitors.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $39.1 million in the three months ended March 31, 2015, a decrease of $9.6 million, or 20%, from $48.7 million in the three months ended March 31, 2014. Consolidated gross profit margin was 13.2% in the three months ended March 31, 2015 compared to 15.0% in the three months ended March 31, 2014. The decrease in consolidated gross profit and gross profit margin was primarily due to lower selling margin and a $3.3 million decline in volume incentive based vendor consideration, which impacted our gross margin by 85 basis points. This $3.3 million decline in vendor consideration was primarily associated with decreased hardware sales to our enterprise customers discussed above, which caused us not to earn certain volume incentives from certain of our largest vendors. The decrease in consolidated gross profit margin was partially offset by a 41 basis point increase in gross profit margin related to sales accounted for on a net basis.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $1.7 million, or 4%, to $44.3 million in the three months ended March 31, 2015 from $42.6 million in the three months ended March 31, 2014. Consolidated SG&A expenses as a percentage of net sales increased to 15% in the three months ended March 31, 2015 from 13.1% in the three months ended March 31, 2014. The increase in consolidated SG&A expenses in the three months ended March 31, 2015 was primarily due to an increase in personnel costs of $1.7 million, which was related to an increase in sales headcount including software sales, advanced solutions and our new Austin office, and a $0.8 million increase in severance costs related to our cost reduction initiative.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended March 31,								Change in
	2015			2014			Change in		Operating
	Operating	Operating Profit		Operating	Operating Profit		Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$7,819	3.3%		$17,658	7.0%		$(9,839)	(56)%	(3.7)%
Public Sector	675	1.8		574	1.6		101	18	0.2
MacMall	(70)	(0.3)		821	2.2		(891)	(109)	(2.5)
Corporate & Other	(13,631)	(4.6	)(1)	(12,925)	(4.0	)(1)	(706)	5	(0.6	)(1)
Consolidated	$(5,207)	(1.8)%		$6,128	1.9%		$(11,335)	185%	(3.7)%

(1)  Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating loss was $5.2 million in the three months ended March 31, 2015 compared to operating profit of $6.1 million in the three months ended March 31, 2014, a decrease of $11.3 million, or 185%.

Commercial operating profit was $7.8 million in the three months ended March 31, 2015 compared to $17.7 million in the three months ended March 31, 2014, a decrease of $9.9 million, or 56%. The decrease in Commercial operating profit was primarily due to a $7.8 million decrease in Commercial gross profit, a $1.4 million increase in personnel costs and a $0.3 million increase in facility related costs.

Public Sector operating profit was $0.7 million in the three months ended March 31, 2015 compared to $0.6 million in the three months ended March 31, 2014, an increase of $0.1 million, or 18%. The increase in Public Sector operating profit was primarily due to a decrease of $0.3 million in variable fulfillment expenses, partially offset by the $0.2 million decrease in Public Sector gross profit.

MacMall operating loss was $0.1 million in the three months ended March 31, 2015 compared to an operating profit of $0.8 million in the three months ended March 31, 2014, a decrease of $0.9 million or 109%, primarily due to a $1.6 million decrease in MacMall gross profit, partially offset by the decrease of $0.3 million in legal settlement costs and a $0.3 million decrease in credit card related expenses.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain professional and pre-sales support services and other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $13.6 million in the three months ended March 31, 2015 compared to $12.9 million in the three months ended March 31, 2014, an increase of $0.7 million, or 5%, primarily due to a $0.6 million increase in personnel costs, which included a $0.5 million increase in severance costs related to our cost reduction initiative.

Net Interest Expense

Total net interest expense for the three months ended March 31, 2015 was $0.8 million compared with $0.9 million in the same period of 2014.

Income Tax Expense

We recorded an income tax benefit of $2.5 million in the three months ended March 31, 2015 compared to income tax expense of $2.2 million in the three months ended March 31, 2014. Our effective tax rates for the three months ended March 31, 2015 and 2014 were 41.1% and 41.5%.

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

There has been ongoing uncertainty in the global economic environment, which could cause disruptions in the capital and credit markets. While our revolving credit facility does not mature until September 2018, we believe problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $7.3 million at March 31, 2015 and $8.9 million at December 31, 2014. Our working capital was $53.2 million as of March 31, 2015 and $63.4 million as of December 31, 2014.

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. On April 28, 2015, our Board of Directors approved a further $10 million increase to the stock repurchase program. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

From the inception of the program in October 2008 through March 31, 2015, we have repurchased an aggregate total of 3,148,900 shares of our common stock for a total cost of $17.2 million. At March 31, 2015, we had $2.8 million available in stock repurchases under the program. Following the $10 million increase to the program approved by our Board of Directors on April 28, 2015, we had $11.3 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. We are eligible to make annual labor credit claims for eligible employees equal to 20% of eligible salaries, but not to exceed $12,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. As of March 31, 2015, we had a total accrued receivable of $5.8 million related to 2013, 2014 and the three months ended March 31, 2015. We filed our 2013 claim in late 2014, and we expect to file our 2014 claim in late 2015. We expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities in the three months ended March 31, 2015 was $8.5 million compared to $17.9 million in the three months ended March 31, 2014.

The $8.5 million of net cash provided by operating activities in the three months ended March 31, 2015 was primarily due to an $11.6 million decrease in accounts receivable and a $7.8 million decrease in inventory, partially offset by a $6.2 million decrease in deferred revenues and a $5.6 million decrease in accounts payable.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $13.9 million in the three months ended March 31, 2015 compared to $8.1 million in the three months ended March 31, 2014.

The $13.9 million of net cash used in investing activities in each of the three months ended March 31, 2014 was primarily related to our purchase of real property in Irvine, California for $5.8 million and real property in Lewis Center, Ohio for $6.0 million, as well as expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff.

The $8.1 million of net cash used in investing activities in each of the three months ended March 31, 2014 was primarily due to capital expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff and expenditures relating to leasehold improvements and other build-out costs related to our new Chicago office.

Cash Flows from Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2015 was $4.2 million compared to net cash used in financing activities of $12.3 million during the three months ended March 31, 2014.

The $4.2 million of net cash provided by financing activities in the three months ended March 31, 2015 was primarily related $9.5 million of borrowings under notes payable, partially offset by $3.6 million of net payments under our line of credit.

The $12.3 million of net cash used in financing activities in the three months ended March 31, 2014 was primarily related to $20.2 million of net payments made on the outstanding balance of our line of credit, partially offset by $4.2 million of borrowings under notes payable and $3.2 million of cash proceeds related to stock issued for employee stock option exercises.

Line of Credit and Notes Payable. We maintain an asset-based revolving credit facility that provides for, among other things, (i) a credit limit of $200 million; (ii) LIBOR interest rate options that we can enter into with no limit on the maximum outstanding principal balance which may be subject to a LIBOR interest rate option; and (iii) a maturity date of September 30, 2017. The credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate, also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of the outstanding borrowings during the immediately preceding month. On April 7, 2015, we entered into an amendment of the credit facility that provides for, among other things, an increase in the credit limit to $250 million, a maturity date of September 30, 2018, an accordion feature to increase our Maximum Credit by $25 million at our option and satisfaction of certain conditions, and interest at LIBOR plus a margin, depending on average excess availability under the revolving facility, ranging from 1.50% to 1.75%.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2015, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2015, we had $49.2 million of net working capital advances outstanding under the line of credit. At March 31, 2015, we had $61.0 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a term note with a principal balance of $4.34 million, payable in equal monthly principal installments of approximately $52,000, amortized over 84 months, beginning on April 1, 2013, plus interest at the prime rate with a LIBOR option. In the event of a default, termination or non-renewal of the revolving credit facility upon the maturity thereof, the term loan is payable in its entirety upon demand by the lenders. At March 31, 2015, we had approximately $3.1 million outstanding under the term note.

In May 2013, we completed the purchase of real property adjacent to the building we own in Santa Monica, California for $3.0 million and financed $1.7 million of the purchase price with a sub-line under our revolving credit facility. The loan bears the same interest terms as our revolving credit facility and interest is payable monthly. The principal amount is amortized monthly over an 84 month period similar to our term note, with monthly principal amortization of approximately $24,000 that began in July 2014. At March 31, 2015, we had approximately $1.5 million outstanding under this sub-line note.

In March 2015, we completed the purchase of real property in Irvine, California for approximately $5.8 million and financed $4.9 million with a long-term note. The loan agreement provides for a seven year term and a 25 year straight-line, monthly principal repayment amortization period that begins on May 1, 2015 with a balloon payment at maturity in April 2022. This note bears interest at a variable rate of the greater of 2% or LIBOR plus 2.15% and payable monthly. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility. At March 31, 2015, we had approximately $4.9 million outstanding under this note.

In January 2015, we completed the purchase of certain real property in Lewis Center, Ohio for approximately $6.6 million and financed $4.575 million with a long-term note. The $4.575 million term note provides for a seven year term and a 25 year straight-line, monthly principal repayment amortization period that began in February 2015 with a balloon payment at maturity in January 2022. This note bears interest at a variable rate of LIBOR plus 2.25% and payable monthly. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility. At March 31, 2015, we had approximately $4.5 million outstanding under this note.

Throughout 2014, we entered into three financing arrangements with a bank to finance the costs of equipment, software and professional services related to our ERP upgrade. The total amount financed was $5.6 million, with a quarterly repayment schedule maturing in March 2017. At March 31, 2015, we had $4.0 million outstanding under these financing arrangements.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $12.2 million through December 31, 2014 towards the construction of a new cloud data center that we opened in June 2014. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in January 2020. Interest during the amortization period is variable, indexed to LIBOR plus 2.25%. At March 31, 2015, we had $7.6 million outstanding under this loan agreement. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In June 2011, we entered into a credit agreement to finance the acquisition and improvement of the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. Interest is variable, indexed to Prime plus 0.375% or LIBOR plus 2.375% at our option, and payable monthly. At March 31, 2015, we had $8.8 million outstanding under this credit agreement. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At March 31, 2015, our effective weighted average annual interest rate on outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.25%.

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

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We are currently upgrading many of our IT systems. We have purchased licenses for Microsoft Dynamics AX and other related Independent Software Vendor (ISV) modules (Tax, EDI, Freight, Pricing and Rebates) to provide a complete and robust solution.  We are currently working on the implementation of the ERP modules and the upgrade of the ERP systems, including additional enhancements and features. We believe the implementation and upgrade should help us to gain further efficiencies across our organization. While it is difficult to estimate costs and time frames for completion, based on the complexity of the systems design, customization and implementation and our current estimates, which are subject to change, we currently expect to incur a cost of approximately $25 million for the major phases of the ERP upgrade. We have completed all major phases of the design, configuration and customization. We expect to complete the implementation and migration of certain of the legacy systems to the new ERP solution by the end of 2015. To date, we have incurred approximately $23.4 million of such costs. In addition to the above expenditures, we expect to make periodic upgrades to our IT systems on an ongoing basis. As part of the upgrades to our IT systems, we recently upgraded our eCommerce systems and launched a new generation of our public website and extranet at pcm.com, macmall.com, and pcmg.com, which are included in the amounts above. We also implemented various Cisco solutions to upgrade our communications infrastructure to provide a unified platform for our entire company and to provide a robust and efficient contact center.

In May 2015, after consideration of the tools acquired in the En Pointe acquisition, we determined that we would write-off approximately $3.2 million of internally developed software work in process related to our upcoming CRM system, which is one component of our overall ERP system conversion, in favor of a similar CRM system already configured and in production at En Pointe. We will record this charge in the three months ending June 30, 2015 in our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements, if any, are described in our Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015, there has been no material change in any off-balance sheet arrangements since December 31, 2014.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 10 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three months ended March 31, 2015 other than compensation arrangements in the ordinary course of business.

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

•                  our expectations regarding the accounting treatment of our recent acquisition of En Pointe

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. At March 31, 2015, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2015. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2015, we had $49.2 million outstanding under our line of credit and $30.5 million outstanding under our notes payable. As of March 31, 2015, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and note payable would be to increase our annual interest expense by approximately $0.8 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Condensed Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of March 31, 2015, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP represented approximately 15% and 22% of our net sales in the three months ended March 31, 2015 and 2014, respectively, and products manufactured by Apple represented approximately 13% and 16% of our net sales in the three months ended March 31, 2015 and 2014, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In September 2012, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. From the inception of the program in October 2008 through March 31, 2015, we have repurchased an aggregate total of 3,148,900 shares of our common stock for a total cost of $17.2 million. At March 31, 2015, we had $2.8 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

A summary of the repurchase activity for the three months ended March 31, 2015 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	34,350	$9.70	34,350	$3,184
February 1, 2015 to February 28, 2015	8,941	9.31	8,941	3,101
March 1, 2015 to March 31, 2015	31,123	9.38	31,123	2,809
Total	74,414		74,414

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1*

Asset Purchase Agreement, dated March 12, 2015, by and among PCM Sales Acquisition, LLC, PCM, Inc., En Point Technologies Sales, LLC, Attiazaz “Bob” Din, and Michael Rapp (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, dated April 1, 2015, filed with the Commission on April 29, 2015)

10.1**

Summary of Executive Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 16, 2015)

10.2+

Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 7, 2015, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC

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

*                 Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

**          Management contract, or compensatory plan or arrangement.

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

PCM, INC.
(Registrant)

Date: May 11, 2015	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

PCM, INC.

EXHIBIT LIST

Exhibit Number	Description

10.2+

Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 7, 2015, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC

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