Form 10-Q
period 2015-06-30
PCM, INC.
filed 2015-08-10
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ] No [X]

As of August 3, 2015, the registrant had 11,973,801 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,914	$8,892
Accounts receivable, net of allowances of $592 and $426	373,655	199,604
Inventories	48,896	50,687
Prepaid expenses and other current assets	31,040	15,936
Deferred income taxes	4,956	3,922
Current assets of discontinued operations	422	26
Total current assets	465,883	279,067
Property and equipment, net	83,915	74,368
Goodwill	66,144	25,510
Intangible assets, net	12,330	4,673
Other assets	7,224	5,558
Non-current assets of discontinued operations	—	14
Total assets	$635,496	$389,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294,178	$122,333
Accrued expenses and other current liabilities	45,286	26,107
Deferred revenue	21,959	10,089
Line of credit	69,158	52,795
Notes payable — current	4,952	3,741
Current liabilities of discontinued operations	346	577
Total current liabilities	435,879	215,642
Notes payable	36,677	22,415
Other long-term liabilities	23,782	5,600
Deferred income taxes	11,697	12,217
Total liabilities	508,035	255,874
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,902,012 and 15,758,714 shares issued; 12,096,724 and 12,267,550 shares outstanding	16	16
Additional paid-in capital	122,124	120,915
Treasury stock, at cost: 3,805,288 and 3,491,164 shares	(20,531)	(17,472)
Accumulated other comprehensive income	242	941
Retained earnings	25,610	28,916
Total stockholders’ equity	127,461	133,316
Total liabilities and stockholders’ equity	$635,496	$389,190

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$478,871	$334,991	$774,830	$660,328
Cost of goods sold	416,905	287,015	673,759	563,647
Gross profit	61,966	47,976	101,071	96,681
Selling, general and administrative expenses	61,116	44,095	105,428	86,672
Operating profit (loss)	850	3,881	(4,357)	10,009
Interest expense, net	872	750	1,643	1,693
Income (loss) from continuing operations before income taxes	(22)	3,131	(6,000)	8,316
Income tax expense (benefit)	(197)	1,287	(2,651)	3,438
Income (loss) from continuing operations	175	1,844	(3,349)	4,878
Income (loss) from discontinued operations, net of taxes	74	(698)	43	(845)
Net income (loss)	$249	$1,146	$(3,306)	$4,033

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$0.01	$0.15	$(0.27)	$0.40
Income (loss) from discontinued operations, net of taxes	0.01	(0.06)	0.00	(0.07)
Net income (loss)	$0.02	$0.09	$(0.27)	$0.33

Diluted EPS:
Income (loss) from continuing operations	$0.01	$0.14	$(0.27)	$0.38
Income (loss) from discontinued operations, net of taxes	0.01	(0.05)	0.00	(0.07)
Net income (loss)	$0.02	0.09	$(0.27)	$0.31

Weighted average number of common shares outstanding:
Basic	12,106	12,343	12,156	12,137
Diluted	12,665	12,945	12,156	12,841

See Notes to the Condensed Consolidated Financial Statements.

3

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$249	$1,146	$(3,306)	$4,033

Comprehensive income (loss):
Foreign currency translation adjustments	125	357	(699)	(22)
Total other comprehensive income (loss)	125	357	(699)	(22)
Comprehensive income (loss)	$374	$1,503	$(4,005)	$4,011

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(3,306)	$4,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,915	6,485
Write-off of software work in process	3,327	—
Provision for deferred income taxes	(1,504)	379
Excess tax benefit related to stock option exercises	(185)	(269)
Non-cash stock-based compensation	865	635
Change in operating assets and liabilities:
Accounts receivable	(174,370)	22,872
Inventories	5,801	67,326
Prepaid expenses and other current assets	(13,810)	(15,661)
Other assets	(1,152)	2,256
Accounts payable	158,220	(37,623)
Accrued expenses and other current liabilities	4,685	445
Deferred revenue	11,679	10,676
Total adjustments	(529)	57,521
Net cash provided by (used in) operating activities	(3,835)	61,554
Cash Flows From Investing Activities
Acquisition of assets of En Pointe	(17,295)	—
Purchases of property and equipment	(17,238)	(18,432)
Net cash used in investing activities	(34,533)	(18,432)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	16,363	(57,847)
Borrowings under notes payable	17,694	9,060
Payments under notes payable	(2,221)	(714)
Change in book overdraft	11,223	1,421
Payments of obligations under capital leases	(1,207)	(1,421)
Payments of earn-out liability	(1,975)	—
Net proceeds from stock issued under stock option plans	540	3,242
Payments for deferred financing costs	(646)	(30)
Common shares repurchased and held in treasury	(3,059)	(430)
Excess tax benefit related to stock option exercises	185	269
Net cash provided by (used in) financing activities	36,897	(46,450)
Effect of foreign currency on cash flow	(507)	5
Net change in cash and cash equivalents	(1,978)	(3,323)
Cash and cash equivalents at beginning of the period	8,892	9,992
Cash and cash equivalents at end of the period	$6,914	$6,669
Supplemental Cash Flow Information
Interest paid	$1,551	$1,819
Income taxes paid	311	5,740
Supplemental Non-Cash Investing and Financing Activities
Earn-out liability	$32,500	$—
Financed purchase of property and equipment	624	979

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2014 fiscal year and through the date of this report.

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

In April 2015, we completed the acquisition of certain assets of En Pointe Technologies Sales, Inc. (“En Pointe”), one of the nation’s largest independent IT solutions providers, headquartered in Southern California. The operating results of En Pointe from the date of acquisition have been included in our Commercial and Public Sector segments. See Note 3 below for more information regarding the En Pointe acquisition.

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

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended June 30, 2015, we generated approximately 73% of our revenue in our Commercial segment, 22% of our revenue in our Public Sector segment and 5% of our revenue in our MacMall segment. In the six months ended June 30, 2015, we generated approximately 76% of our revenue in our Commercial segment, 18% of our revenue in our Public Sector segment and 6% of our revenue in our MacMall segment.

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

2. New Accounting Standards

In February 2015, the FASB issued ASU 2015-02, “Consolidation,” which amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 is effective for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014. We had no disposals during the six months ended June 30, 2015. The adoption of ASU 2014-08 effective January 1, 2015 did not have an effect on our consolidated financial statements.

3. Acquisition

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is the largest acquisition by PCM to date based on revenues, and is expected to significantly enhance PCM’s relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of June 30, 2015, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $32.5 million. The fair value of this contingent consideration is determined based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, the Company developed its own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration as of June 30, 2015 include projected gross profit values of En Pointe and the weighted average cost of capital, which is preliminarily determined to be 13%. The undiscounted estimate of the range of outcomes for the earn-out liability is approximately $10.5 million to $120.7 million.

The accounting for the acquisition of En Pointe is currently preliminary and we continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction. The purchase price has been allocated to the acquired assets and assumed liabilities, which include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities, based on estimated fair values as of the date of acquisition. The final fair value determination of the acquired assets and assumed liabilities will be based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques. We expect to finalize the final fair value determination and purchase price allocation for En Pointe within a year of the closing of the acquisition.

Based on a preliminary purchase price allocation as described above, we recorded the following estimated fair values of the certain assets acquired and liabilities assumed at the date of the En Pointe acquisition (in thousands):

Purchase price paid	$17,295

Inventories	4,004
Prepaid expenses and other current assets	1,598
Property and equipment	439
Intangible assets:
Customer relationships(1)	4,300
Trademarks and trade names(2)	2,000
Non-compete agreements(3)	1,860
Total intangible assets	8,160
Other long-term assets	115
Total assets acquired	14,316

Accounts payable	2,157
Accrued liabilities	2,689
Earn-out liabilities	32,500
Deferred revenue	275
Other liabilities	34
Total liabilities assumed	37,655

Goodwill(4)	$40,634

(1)  Estimated useful life of this asset is 20 years.

(2)  Estimated useful life of this asset is 3 years.

(3)  Estimated useful life of this asset is 4 years.

(4)  This goodwill acquired as part of the En Pointe acquisition is recorded as part of our Commercial segment.

During the three months ended June 30, 2015, we made $2.0 million of earn-out payments to the sellers of En Pointe. As of June 30, 2015, we had $10.8 million and $19.7 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheets. We recorded approximately $0.3 million of amortization expense during the three months ended June 30, 2015 related to the $8.2 million of intangible assets acquired in the En Pointe transaction. The goodwill resulting from the En Pointe acquisition is deductible for tax purposes.

Following the completion of the acquisition on April 1, 2015, the results of our En Pointe operations, which generated $136.9 million of net sales and $10.3 million of operating profit during the three months ended June 30, 2015, have been included in the results of our Commercial and Public Sector business segments for the three months and six months ended June 30, 2015.

The following table sets forth our results of operations on a pro forma basis as though the En Pointe acquisition had been completed as of the beginning of the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$478,871	$451,975	$892,857	$866,016
Operating profit (loss)	850	6,409	(3,406)	12,054
Income (loss) from continuing operations	175	3,196	(5,128)	5,812
Net income (loss)	249	2,498	(2,819)	4,967
Basic and Diluted Earnings (Loss) Per Common Share
Basic	$0.02	$0.20	$(0.23)	$0.41
Diluted	0.02	0.19	(0.23)	0.39
Weighted average number of common shares outstanding:
Basic	12,106	12,343	12,156	12,137
Diluted	12,665	12,945	12,156	12,841

Real Estate Transactions

In March 2015, we completed the purchase of real property in Irvine, California for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,000 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space.

In January 2015, we completed the purchase of certain real property in Lewis Center, Ohio for approximately $6.6 million and financed $4.575 million with a long-term note. The real property includes approximately 12.4 acres of land together with a building for office and warehouse space of approximately 144,000 square feet. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space.

For more information on the financing arrangements on the real estate transactions discussed above, see Note 7 below.

4. Property and Equipment

During the three months ended June 30, 2015, after consideration of the tools acquired in the En Pointe acquisition, we wrote off approximately $3.3 million of work-in-process software related to a CRM system, which we have abandoned in favor or En Pointe’s production CRM system, and included the charge as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations.

We also have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of prior acquisitions. In this regard, we have previously purchased licenses for Microsoft Dynamics AX and other related modules to provide a complete, robust and integrated ERP solution and have expended time, effort and resource to implement this AX solution for our legacy businesses. We believe the implementation and upgrade of our systems should help us to gain further efficiencies across our organizations. Our newly acquired En Pointe business has operated for a number of years on an implemented and successfully functioning SAP system. As a result of the En Pointe acquisition, we must now consider new issues related to the costs, risks and benefits of either continuing the implementation of our AX solution and moving En Pointe to such AX solution or moving the legacy businesses to the SAP solution. In response, we have shifted certain of our IT development efforts towards assessing these respective costs, risks and benefits. As of June 30, 2015, we intended to implement the AX solution for our legacy businesses. However, based on the preliminary assessment of our IT team delivered to senior management during the first week of August 2015, we currently believe each platform is a viable alternative. There are significant risks and uncertainties in adopting and implementing a new ERP system and as part of our assessment of these alternatives, we are considering the fact that En Pointe has been successfully functioning on its SAP system for many years while none of our businesses have operated on the AX system. While we believe the AX solution has many valuable features, including many customized enhancements that could be very beneficial to our businesses, and that it has been essential that we have undertaken our AX development efforts to date, we now must weigh the transition risk inherent with any such new solution against the fact that En Pointe, with similar business characteristics and system needs to our legacy businesses, has been successfully operating on its SAP system for a number of years. Based on our current and preliminary assessment of the costs, risks and benefits of the respective ERP options, we are uncertain as to which system we will ultimately adopt and, therefore, no longer have a specific time frame or cost estimate for implementation of either system across our respective organizations. Should we ultimately determine that the SAP solution is the best alternative across our organizations, we expect that we will incur a non-cash charge of $20.9 million based upon the work in process software capitalized for all major phases of the design, configuration and customization of the AX solution to date.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows (in thousands):

Commercial Segment
Balance at December 31, 2014	$25,510
Goodwill from En Pointe acquisition	40,634
Balance at June 30, 2015	$66,144

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted Average Estimated	At June 30, 2015				At December 31, 2014
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$5,300	(1)	$219	$5,081	$3,593	(1)	$307	$3,286
Customer relationships	16	6,850		1,345	5,505	2,550		1,163	1,387
Non-compete agreements	4	1,860		116	1,744	—		—	—
Total intangible assets		$14,010		$1,680	$12,330	$6,143		$1,470	$4,673

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.4 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.8 million in the remainder of 2015, $1.7 million in 2016, $1.7 million in 2017, $1.2 million in 2018, $0.6 million in 2019 and $3.5 million thereafter.

6. Discontinued Operations

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein. The revenues, operating and non-operating results of the discontinued operations are reflected in a single line item entitled “Income (loss) from discontinued operations, net of taxes” on our Condensed Consolidated Statements of Operations, and the related assets and liabilities are presented in our Condensed Consolidated Balance Sheets in line items entitled “Current assets of discontinued operations,” “Non-current assets of discontinued operations” and “Current liabilities of discontinued operations” for all periods presented herein.

The carrying amounts of major classes of assets and liabilities that have been included in such balance sheet line items, as described above, in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Accounts receivable, net	$422	$19
Inventories, net	—	7
Current assets of discontinued operations	422	26

Other non-current assets	—	14
Non-current assets of discontinued operations	—	14
Total assets of discontinued operations	$422	$40

Accounts payable	$121	$116
Accrued expenses and other current liabilities	222	458
Deferred revenue	3	3
Current liabilities of discontinued operations	$346	$577

The operating results of our discontinued operations reported in “Income (loss) from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2013
Net sales	$(1)	$11,416	$(7)	$25,132

Income (loss) before income taxes	$109	$(1,179)	$78	$(1,440)
Income tax expense (benefit)	35	(481)	35	(595)
Income (loss) from discontinued operations, net of taxes	$74	$(698)	$43	$(845)

7. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	June 30,	December 31,
	2015	2014
Revolving credit facility, LIBOR plus 1.50%, maturing in September 2018	$69,158	$52,795
Note payable, LIBOR plus 1.50%, maturing in September 2018	10,626	3,255
Note payable, LIBOR plus 1.50%, maturing in September 2018	1,783	1,571
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,897	—
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,480	—
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	3,557	4,524
Note payable, LIBOR plus 2.25%, maturing in January 2020	7,570	7,725
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in September 2016	8,716	8,917
Note payable, 4.65% matured in April 2015	—	164
Total	110,787	78,951
Less: Total current debt	74,110	56,536
Total non-current debt	$36,677	$22,415

The following table sets forth the maturities of our outstanding debt balance as of June 30, 2015 (in thousands):

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Total long-term debt obligations	$2,465	$13,109	$3,076	$2,551	$8,731	$11,697	$41,629
Revolving credit facility	—	69,158	—	—	—	—	69,158
Total	$2,465	$82,267	$3,076	$2,551	$8,731	$11,697	$110,787

Line of Credit and Related Notes

We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On April 7, 2015, we entered into a Fourth Amendment to Third Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent. The Fourth Amendment to our credit facility provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amendment, from $200,000,000 to $250,000,000; (ii) a Maturity Date of September 30, 2018; (iii) an accordion feature to increase our Maximum Credit by $25 million at the option of the Borrowers and satisfaction of certain conditions as described in the Fourth Amendment; and (iv) interest at LIBOR plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2015, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2015, we had $149.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain two sub-lines under our revolving credit facility secured by the two parcels of real property we own in Santa Monica, California, each with a limit of $10.9 million and $1.8 million. The $10.9 million sub-line has a monthly principal amortization of approximately $130,000 and the $1.8 million sub-line has a monthly principal amortization of approximately $22,000, both bearing interest at the same rate as our revolving credit facility.

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

At June 30, 2015, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 1.93%.

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

Accounting for Uncertainty in Income Taxes

At June 30, 2015, we had no unrecognized tax positions. For the three and six months ended June 30, 2015 and 2014, we did not recognize any interest or penalties for uncertain tax positions. There were also no accrued interest and penalties at June 30, 2015 and December 31, 2014. We do not anticipate any significant increases in our unrecognized tax benefits within the next twelve months. Further, since we did not have any unrecognized tax benefits at June 30, 2015, we do not anticipate any significant decreases within the next twelve months.

We are subject to U.S. income tax examinations for years subsequent to 2009, and state and foreign income tax examinations for years following 2010. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

9. Stockholders’ Equity

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. In April 2015, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million and amended in September 2012 to add an additional $10 million. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

During the three and six months ended June 30, 2015, we repurchased a total of 239,710 and 314,124 shares, respectively, of our common stock under this program for a cost of approximately $2.3 and $3.0 million, respectively. From the inception of the program in October 2008 through June 30, 2015, we have repurchased an aggregate total of 3,388,610 shares of our common stock for a total cost of $19.1 million. At June 30, 2015, we had $10.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

10. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Approximately 416,000 and 439,000 shares of common stock for the three months ended June 30, 2015 and 2014, and approximately 400,000 shares of common stock for the six months ended June 30, 2014 underlying stock options have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive. For the six months ended June 30, 2015, since we reported a loss from continuing operations, all potential shares totaling 577,527 were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the six months ended June 30, 2015, had we reported income from continuing operations, approximately 421,000 common shares would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Amount ($)	Shares	Per Share Amounts ($)
Three Months Ended June 30, 2015:
Basic EPS
Income from continuing operations	$175	12,106	$0.01
Effect of dilutive securities
Dilutive effect of stock options	—	559
Diluted EPS
Adjusted income from continuing operations	$175	12,665	$0.01

Three Months Ended June 30, 2014:
Basic EPS
Income from continuing operations	$1,844	12,343	$0.15
Effect of dilutive securities
Dilutive effect of stock options	—	602
Diluted EPS
Adjusted income from continuing operations	$1,844	12,945	$0.14

	Amount ($)	Shares	Per Share Amounts ($)
Six Months Ended June 30, 2015:
Basic EPS
Loss from continuing operations	$(3,349)	12,156	$(0.27)
Effect of dilutive securities
Dilutive effect of stock options	—	—
Diluted EPS
Adjusted loss from continuing operations	$(3,349)	12,156	$(0.27)

Six Months Ended June 30, 2014:
Basic EPS
Income from continuing operations	$4,878	12,137	$0.40
Effect of dilutive securities
Dilutive effect of stock options	—	704
Diluted EPS
Adjusted income from continuing operations	$4,878	12,841	$0.38

11. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended June 30, 2015
Net sales	$350,054	$105,670	$23,149	$(2)	$478,871
Gross profit	50,258	9,311	2,400	(3)	61,966
Depreciation and amortization expense(1)	903	101	18	2,194	3,216
Operating profit (loss)	19,254	5,250	212	(23,866)	850

Three Months Ended June 30, 2014
Net sales	$256,385	$50,883	$27,730	$(7)	$334,991
Gross profit	39,804	5,262	2,919	(9)	47,976
Depreciation and amortization expense(1)	603	13	58	2,037	2,711
Operating profit (loss)	14,215	2,046	275	(12,655)	3,881

Six Months Ended June 30, 2015
Net sales	$586,588	$142,271	$45,983	$(12)	$774,830
Gross profit	83,959	12,653	4,463	(4)	101,071
Depreciation and amortization expense(1)	1,549	108	36	4,222	5,915
Operating profit (loss)	27,073	5,925	142	(37,497)	(4,357)

Six Months Ended June 30, 2014
Net sales	$508,506	$87,303	$64,529	$(10)	$660,328
Gross profit	81,338	8,804	6,550	(11)	96,681
Depreciation and amortization expense(1)	1,215	26	80	3,963	5,284
Operating profit (loss)	31,873	2,620	1,096	(25,580)	10,009

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of June 30, 2015 and December 31, 2014, we had total consolidated assets of $635.5 million and $389.2 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

12. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.0 million and $1.1 million in the three month periods ended June 30, 2015 and 2014, respectively, and $2.0 million and $2.3 million in the six month periods ended June 30, 2015 and 2014, respectively. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

In April 2015, we completed the acquisition of certain assets of En Pointe Technologies Sales, Inc. (“En Pointe”), one of the nation’s largest independent IT solutions providers, headquartered in Southern California. The operating results of En Pointe from the date of acquisition have been included in our Commercial and Public Sector segments. See “Strategic Developments – En Pointe Acquisition” below for more information.

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

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended June 30, 2015, we generated approximately 73% of our revenue in our Commercial segment, 22% of our revenue in our Public Sector segment and 5% of our revenue in our MacMall segment. In the six months ended June 30, 2015, we generated approximately 76% of our revenue in our Commercial segment, 18% of our revenue in our Public Sector segment and 6% of our revenue in our MacMall segment.

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

A substantial portion of our business is dependent on sales of Apple, HP, Microsoft and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo and Tech Data. Products manufactured by Microsoft and HP represented approximately 20% and 13%, respectively, of our net sales in the three months ended June 30, 2015, and products manufactured by HP and Apple represented approximately 18% and 15%, respectively, of our net sales in the three months ended June 30, 2014. Products manufactured by Microsoft and HP represented approximately 17% and 13%, respectively, of our net sales in the six months ended June 30, 2015, and products manufactured by HP and Apple represented approximately 20% and 16%, respectively, of our net sales in the six months ended June 30, 2014.

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

STRATEGIC DEVELOPMENTS

En Pointe Acquisition

In April 2015, we completed the acquisition of certain assets of En Pointe, one of the nation's largest independent IT solutions providers, headquartered in Southern California. En Pointe is the largest acquisition by PCM to date based on revenues, and is expected to significantly enhance PCM's relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of June 30, 2015, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $32.5 million. The fair value of this contingent consideration is determined based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, we developed our own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration as of June 30, 2015 include projected gross profit values of En Pointe and the weighted average cost of capital, which is preliminarily determined to be 13%. The undiscounted estimate of the range of outcomes for the earn-out liability is approximately $10.5 million to $120.7 million.

The accounting for the acquisition of En Pointe is currently preliminary and we continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction. The purchase price has been allocated to the acquired assets and assumed liabilities, which include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities, based on estimated fair values as of the date of acquisition. The final fair value determination of the acquired assets and assumed liabilities will be based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques. We expect to finalize the final fair value determination and purchase price allocation for En Pointe within a year of the closing of the acquisition.

We recorded a $1.6 million non-cash charge in our SG&A expenses for the three months ended June 30, 2015 as part of the En Pointe acquisition as a result of our lease vacancy in connection with the relocation of En Pointe’s employees from its now redundant historic headquarters in Gardena, California to PCM’s headquarters in El Segundo, California during the quarter ending September 30, 2015.

Real Estate Transactions

In March 2015, we completed the purchase of real property in Irvine, California for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,000 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space.

In January 2015, we completed the purchase of certain real property in Lewis Center, Ohio for approximately $6.6 million and financed $4.575 million with a long-term note. The real property includes approximately 12.4 acres of land together with a building for office and warehouse space of approximately 144,000 square feet. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space.

For more information on the financing arrangements of the real estate transactions discussed above, see Note 7 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ERP and Web Infrastructure Upgrades

During the three months ended June 30, 2015, after consideration of the tools acquired in the En Pointe acquisition, we wrote off approximately $3.3 million of work-in-process software related to a CRM system, which we have abandoned in favor or En Pointe’s production CRM system, and included the charge as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations.

We also have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of prior acquisitions. In this regard, we have previously purchased licenses for Microsoft Dynamics AX and other related modules to provide a complete, robust and integrated ERP solution and have expended time, effort and resource to implement this AX solution for our legacy businesses. We believe the implementation and upgrade of our systems should help us to gain further efficiencies across our organizations. Our newly acquired En Pointe business has operated for a number of years on an implemented and successfully functioning SAP system. As a result of the En Pointe acquisition, we must now consider new issues related to the costs, risks and benefits of either continuing the implementation of our AX solution and moving En Pointe to such AX solution or moving the legacy businesses to the SAP solution. In response, we have shifted certain of our IT development efforts towards assessing these respective costs, risks and benefits. As of June 30, 2015, we intended to implement the AX solution for our legacy businesses. However, based on the preliminary assessment of our IT team delivered to senior management during the first week of August, 2015, we currently believe each platform is a viable alternative. There are significant risks and uncertainties in adopting and implementing a new ERP system and as part of our assessment of these alternatives, we are considering the fact that En Pointe has been successfully functioning on its SAP system for many years while none of our businesses have operated on the AX system. While we believe the AX solution has many valuable features, including many customized enhancements that could be very beneficial to our businesses, and that it has been essential that we have undertaken our AX development efforts to date, we now must weigh the transition risk inherent with any such new solution against the fact that En Pointe, with similar business characteristics and system needs to our legacy businesses, has been successfully operating on its SAP system for a number of years. Based on our current and preliminary assessment of the costs, risks and benefits of the respective ERP options, we are uncertain as to which system we will ultimately adopt and, therefore, no longer have a specific time frame or cost estimate for implementation of either system across our respective organizations. However, we expect the incremental costs of implementing either solution, regardless of which solution we elect, will be less than $5 million. Should we ultimately determine that the SAP solution is the best alternative across our organizations, we expect that we will incur a non-cash charge of $20.9 million based upon the work in process software capitalized for all major phases of the design, configuration and customization of the AX solution to date.

In addition to costs related to the upgrade of our ERP systems, we expect to make periodic upgrades to our IT systems on an ongoing basis.

Common Stock Repurchase Program

In April 2015, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million and amended in September 2012 to add an additional $10 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. We repurchased a total of 239,710 shares of our common stock under this program during the three months ended June 30, 2015 for a total cost of approximately $2.3 million. From the inception of the program in October 2008 through June 30, 2015, we have repurchased an aggregate total of 3,388,610 shares of our common stock for a total cost of $19.1 million. At June 30, 2015, we had $10.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and
●	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$478,871	$334,991	$774,830	$660,328
Cost of goods sold	416,905	287,015	673,759	563,647
Gross profit	61,966	47,976	101,071	96,681
Selling, general and administrative expenses	61,116	44,095	105,428	86,672
Operating profit (loss)	850	3,881	(4,357)	10,009
Interest expense, net	872	750	1,643	1,693
Income (loss) from continuing operations before income taxes	(22)	3,131	(6,000)	8,316
Income tax expense (benefit)	(197)	1,287	(2,651)	3,438
Income (loss) from continuing operations	175	1,844	(3,349)	4,878
Income (loss) from discontinued operations, net of taxes	74	(698)	43	(845)
Net income (loss)	$249	$1,146	$(3,306)	$4,033

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$0.01	$0.15	$(0.27)	$0.40
Income (loss) from discontinued operations, net of taxes	0.01	(0.06)	0.00	(0.07)
Net income (loss)	$0.02	$0.09	$(0.27)	$0.33

Diluted EPS:
Income (loss) from continuing operations	$0.01	$0.14	$(0.27)	$0.38
Income (loss) from discontinued operations, net of taxes	0.01	(0.05)	0.00	(0.07)
Net income (loss)	$0.02	0.09	$(0.27)	$0.31

Weighted average number of common shares outstanding:
Basic	12,106	12,343	12,156	12,137
Diluted	12,665	12,945	12,156	12,841

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.1	85.7	87.0	85.4
Gross profit	12.9	14.3	13.0	14.6
Selling, general and administrative expenses	12.7	13.2	13.6	13.1
Operating profit (loss)	0.2	1.1	(0.6)	1.5
Interest expense, net	0.2	0.2	0.2	0.3
Income (loss) from continuing operations before income taxes	0.0	0.9	(0.8)	1.2
Income tax expense (benefit)	0.0	0.4	(0.4)	0.5
Income (loss) from continuing operations	0.0	0.5	(0.4)	0.7
Income (loss) from discontinued operations, net of taxes	0.0	(0.2)	(0.0)	(0.1)
Net income (loss)	0.0%	$0.3%	(0.4)%	$0.6%

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended June 30,
	2015		2014
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$350,054	73%	$256,385	77%	$93,669	37%
Public Sector	105,670	22	50,883	15	54,787	108
MacMall	23,149	5	27,730	8	(4,581)	(17)
Corporate & Other	(2)	—	(7)	—	5	NM (1)
Consolidated	$478,871	100%	$334,991	100%	$143,880	43%

(1) Not meaningful.

Consolidated net sales were $478.9 million in the three months ended June 30, 2015 compared to $335.0 million in the three months ended June 30, 2014, an increase of $143.9 million, or 43% which was primarily due to $136.9 million in sales from En Pointe, which we acquired in April 2015, and a 2% increase in our legacy business. Our legacy net sales were impacted by an increase in sales mix towards products reported on a net basis, which contributed a 7% impact on our legacy net sales. Consolidated sales of services were $32.4 million in the three months ended June 30, 2015 compared to $29.0 million in the three months ended June 30, 2014, an increase of $3.4 million, or 12%, and represented 7% and 9% of net sales in each of the three months ended June 30, 2015 and 2014, respectively.

Commercial net sales were $350.1 million in the three months ended June 30, 2015 compared to $256.4 million in the three months ended June 30, 2014, an increase of $93.7 million or 37%. The increase in Commercial net sales was primarily related to $87.1 million in sales in our En Pointe business as well as a 3% increase in our legacy Commercial business, partially offset by a continued shift in sales mix towards products reported on a net basis, which contributed a 6% impact on our legacy Commercial net sales. Sales of services in the Commercial segment increased 10% in the three months ended June 30, 2015, and represented 9% of the Commercial net sales in the three months ended June 30, 2015 compared to 11% in the three months ended June 30, 2014. The increase in service revenues was primarily due to our En Pointe business and a 2% increase in legacy Commercial service sales.

Public Sector net sales were $105.7 million in the three months ended June 30, 2015 compared to $50.9 million in the three months ended June 30, 2014, an increase of $54.8 million, or 108%, primarily due to $49.8 million in state and local government and educational business (SLED) sales contributed by En Pointe, as well as a $5.0 million, or 10% increase in our legacy Public Sector net sales. Our legacy federal net sales grew $6.8 million, or 24% driven by the strength of one of our federal contract vehicles, partially offset by a $1.8 million, or 8%, decrease in our legacy SLED business sales due to a shift in sales mix towards products reported on a net basis. The shift in sales mix towards products reported on a net basis impacted our legacy Public Sector net sales and our legacy SLED net sales by 10% and 25%, respectively.

MacMall net sales were $23.1 million in the three months ended June 30, 2015 compared to $27.7 million in the three months ended June 30, 2014, a decrease of $4.6 million, or 17%. The decrease in MacMall net sales was primarily due to a decrease in sales of iMac desktop computers.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $62.0 million in the three months ended June 30, 2015, an increase of $14.0 million, or 29%, from $48.0 million in the three months ended June 30, 2014. Consolidated gross profit margin decreased to 12.9% in the three months ended June 30, 2015 from 14.3% in the three months ended June 30, 2014. The increase in consolidated gross profit was primarily due to $15.8 million of En Pointe gross profit, partially offset by a $1.8 million decrease in gross profit from our legacy business. The decrease in consolidated gross profit margin was due to seasonally lower margins related to the En Pointe business, lower margins in our legacy business resulting from competitive pricing pressures, a shift in mix towards our Public Sector business and a decrease in vendor consideration, partially offset by an increase in mix of solution sales and a 75 basis point increase related to sales accounted for on a net basis. Our legacy business gross profit margin was 13.5%, a 30 basis point sequential increase over the three months ended March 31, 2015.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $61.1 million in the three months ended June 30, 2015 compared to $44.1 million in the three months ended June 30, 2014, an increase of $17.0 million, or 39%. Consolidated SG&A expenses as a percentage of net sales decreased to 12.8% in the three months ended June 30, 2015 from 13.2% in the three months ended June 30, 2014. The increase in consolidated SG&A expenses in the three months ended June 30, 2015 was primarily due to $13.6 million of SG&A expenses relating to En Pointe, which includes a $1.6 million non-cash charge related to the lease vacancy in connection with the relocation of En Pointe’s employees from its now redundant historic headquarters in Gardena, California to PCM’s headquarters in El Segundo, California. The increase in consolidated SG&A expenses also includes a $3.3 million write-off of work in process software related to a CRM system which we have abandoned in favor of En Pointe’s production CRM system and a $0.4 million increase in severance costs related to cost reduction initiatives. We also anticipate that we will be exploring additional synergies between PCM and En Pointe in future periods, such as systems, leases, personnel and intellectual property which may result in additional charges.

Operating Profit

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,
	2015		2014
	Operating	Operating Profit	Operating	Operating Profit		Change in Operating Profit		Change in Operating Profit Margin
	Profit	Margin(1)	Profit	Margin(1)		$	%	%
Commercial	$19,254	5.5%	$14,215	5.5%		$5,039	35%	0.0%
Public Sector	5,250	5.0	2,046	4.0		3,204	157	1.0
MacMall	212	0.9	275	1.0		(63)	(23)	(0.1)
Corporate & Other	(23,866)	(5.0) (1)	(12,655)	(3.8)	(1)	(11,211)	89	(1.2)
Consolidated	$850	0.2%	$3,881	1.2		$(3,031)	(78)%	(1.0)%

(1)	Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $0.9 million in the three months ended June 30, 2015 compared to $3.9 million in the three months ended June 30, 2014, a decrease of $3.0 million, or 78%. The decrease in consolidated operating profit included a $3.3 million non-cash write-off of CRM software work in process, a $1.6 million non-cash charge related to the lease vacancy and $0.4 million of severance expenses discussed above. Excluding these charges, consolidated operating profit would have increased $2.3 million, or 58%, primarily due to $3.8 million of operating profit from En Pointe, partially offset by a $1.5 million decrease in operating profit of our legacy business.

Commercial operating profit was $19.3 million in the three months ended June 30, 2015 compared to $14.2 million in the three months ended June 30, 2014, an increase of $5.1 million, or 35%. The increase in Commercial operating profit was primarily due to $6.4 million related to En Pointe and a $0.4 million decrease in legacy personnel costs, which decrease included a $0.2 million increase in severance costs related to our cost reduction initiatives, partially offset by a $1.0 million decrease in legacy Commercial gross profit due to competitive pricing pressures.

Public Sector operating profit was $5.3 million in the three months ended June 30, 2015 compared to $2.0 million in the three months ended June 30, 2014, an increase of $3.3 million, or 157%. The increase in Public Sector operating profit was primarily due to $3.5 million related to En Pointe, partially offset by a $0.3 million decrease in our legacy Public Sector operating profit primarily related to a shift in sales mix towards certain federal government contracts at lower margins.

MacMall operating profit was $0.2 million in the three months ended June 30, 2015 compared to an operating profit of $0.3 million in the three months ended June 30, 2014, a decrease of $0.1 million, or 23%, primarily due to a $0.5 million decrease in MacMall gross profit, partially offset by a decrease of $0.1 million each of advertising expenses and credit card related processing fees.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $23.9 million in the three months ended June 30, 2015 compared to $12.7 million in the three months ended June 30, 2014, an increase of $11.2 million, or 89%, primarily due to $7.8 million of operating expenses of En Pointe, which includes $1.6 million non-cash charge related to the lease vacancy discussed above, a $3.3 million write-off of CRM software work in process discussed above and a $0.5 million increase in legacy personnel costs, which includes a $0.2 million increase in benefit claims expenses.

Net Interest Expense

Total net interest expense for the three months ended June 30, 2015 increased to $0.9 million compared with $0.8 million in the three months ended June 30, 2014. The increase in interest expense of $0.1 million was primarily due to an increase in our average total outstanding borrowings during the respective periods, partially offset by a decrease in our average interest rate on our borrowings.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $0.2 million in the three months ended June 30, 2015 compared to an income tax expense of $1.3 million in the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 is not meaningful due to the very low level of income before taxes during this period. The recording of discrete tax benefits and a cumulative adjustment to the annual effective tax rate during the three months ended June 30, 2015 created a tax benefit that was disproportionate in relationship to income before taxes during this period. Our effective tax rate was 41.1% for the three months ended June 30, 2014.

Income (loss) from Discontinued Operations

Income from discontinued operations, net of taxes, which represents the results of operations of the closed retail stores and the OnSale and eCost businesses, was $74,000 for the three months ended June 30, 2015 and a loss from discontinued operations, net of taxes, of $0.7 million for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Six Months Ended June 30,
	2015		2014
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$586,588	76%	$508,506	77%	$78,082	15%
Public Sector	142,271	18	87,303	13	54,968	63
MacMall	45,983	6	64,529	10	(18,546)	(29)
Corporate & Other	(12)	—	(10)	—	(2)	NM (1)
Consolidated	$774,830	100%	$660,328	100%	$114,502	17%

(1) Not meaningful.

Consolidated net sales were $774.8 million in the six months ended June 30, 2015 compared to $660.3 million in the six months ended June 30, 2014, an increase of $114.5 million, or 17%, which was primarily due to $136.9 million in sales from En Pointe, partially offset by a 3% decrease in our legacy business. Our legacy net sales were impacted by an increase in sales mix towards products reported on a net basis, which contributed a 6% impact on our legacy consolidated net sales. Consolidated sales of services were $57.4 million in the six months ended June 30, 2015 compared to $57.8 million in the six months ended June 30, 2014, a decrease of $0.4 million, or 1%, and represented 7% and 9% of net sales in the six months ended June 30, 2015 and 2014, respectively.

Commercial net sales were $586.6 million in the six months ended June 30, 2015 compared to $508.5 million in the six months ended June 30, 2014, an increase of $78.1 million, or 15%. The increase in Commercial net sales was primarily due to $87.1 million in sales from En Pointe, partially offset by a 2% decrease in our legacy Commercial business. This decrease in our legacy Commercial business was impacted by a continued shift in sales mix towards products reported on a net basis, which contributed a 6% impact to our legacy Commercial net sales. Sales of services in the Commercial segment decreased by $1.8 million, or 3%, to $53.5 million in the six months ended June 30, 2015 from $55.3 million in the six months ended June 30, 2014, and represented 9% and 11% of Commercial net sales in the six months ended June 30, 2015 and 2014, respectively. The decrease in service revenue was primarily due to a 7% decrease in legacy Commercial service sales, partially offset by service revenues from our new En Pointe business.

Public Sector net sales were $142.3 million in the six months ended June 30, 2015 compared to $87.3 million in the six months ended June 30, 2014, an increase of $55.0 million, or 63%, primarily due to $49.8 million in SLED business sales contributed by En Pointe, as well as a $5.2 million, or 6%, increase in our Public Sector legacy net sales. Our federal net sales grew $7.4 million, or 14%, driven by the strength of one of our federal contract vehicles, partially offset by a $2.2 million, or 6%, decrease in our legacy SLED business sales due to a shift in sales mix towards products reported on a net basis. The shift in sales mix towards products reported on a net basis impacted our legacy Public Sector net sales and our legacy SLED net sales by 18% and 13%, respectively.

MacMall net sales were $46.0 million in the six months ended June 30, 2015 compared to $64.5 million in the six months ended June 30, 2014, a decrease of $18.5 million, or 29%. The decrease in MacMall net sales was primarily due to a decrease in sales of iMac desktop computers as well as the large end-of-life Apple inventory sales made in the six months ended June 30, 2014 that did not repeat in the comparable period of 2015, as well as continued pricing pressures from large online and retail competitors.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $101.1 million in the six months ended June 30, 2015, an increase of $4.4 million, from $96.7 million in the six months ended June 30, 2014. Consolidated gross profit margin decreased to 13.0% in the six months ended June 30, 2015 from 14.6% in the six months ended June 30, 2014. The increase in consolidated gross profit was primarily due to $15.8 million of En Pointe gross profit, partially offset by an $11.4 million decrease in gross profit from our legacy business. The decrease in consolidated gross profit margin was due to seasonally lower margins related to the En Pointe business, lower margins in our legacy business resulting from competitive pricing pressures, a shift in mix towards our Public Sector business and a decrease in vendor consideration, partially offset by an increase in mix of solution sales and an increase related to sales accounted for on a net basis.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $18.7 million, or 22%, to $105.4 million in the six months ended June 30, 2015 from $86.7 million in the six months ended June 30, 2014. The increase in consolidated SG&A expenses in the six months ended June 30, 2015 was primarily due to $13.6 million of SG&A expenses relating to En Pointe, which includes a $1.6 million non-cash charge related to the lease vacancy in connection with the relocation of En Pointe’s employees discussed above. The increase in consolidated SG&A expenses also includes a $3.3 million write-off of work in process software related to a CRM system which we have abandoned in favor of En Pointe’s production CRM system and a $1.7 million increase in legacy personnel costs. The increase in personnel costs was primarily due to a $1.1 million increase in severance costs related to our cost reduction initiatives and an increase in sales headcount including software sales, advanced solutions and our new Austin office.

Operating Profit (Loss)

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,						Change in
	2015		2014				Operating
		Operating		Operating	Change in		Profit (Loss)
	Operating	Profit (Loss)	Operating	Profit (Loss)	Operating Profit (Loss)		Margin
	Profit (Loss)	Margin(1)	Profit (Loss)	Margin(1)	$	%	%
Commercial	$27,073	4.6%	$31,873	6.3%	$(4,800)	(15)%	(1.7)%
Public Sector	5,925	4.2	2,620	3.0	3,305	126	1.2
MacMall	142	0.3	1,096	1.7	(954)	(87)	(1.4)
Corporate & Other	(37,497)	(4.8) (1)	(25,580)	(3.9) (1)	(11,917)	47	(0.9)
Consolidated	$(4,357)	(0.6)%	$10,009	1.5%	$(14,366)	(144)%	(2.1)%

(1)	Operating profit (loss) margin for Corporate and Other is computed based on consolidated net sales. Operating profit (loss) margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating loss was $4.4 million in the six months ended June 30, 2015 compared to consolidated operating profit of $10.0 million in the six months ended June 30, 2014, a decrease of $14.4 million, or 144%. The decrease in consolidated operating profit included a $3.3 million non-cash write-off of CRM software work in process, a $1.6 million non-cash charge related to the lease vacancy and $1.1 million of severance expenses discussed above. Excluding these charges, consolidated operating profit would have decreased $8.3 million, or 81%, primarily due to a $12.3 million decrease in operating profit from our legacy business, partially offset by $3.8 million of operating profit from En Pointe.

Commercial operating profit was $27.1 million in the six months ended June 30, 2015 compared to $31.9 million in the six months ended June 30, 2014, a decrease of $4.8 million, or 15%. The decrease in Commercial operating profit was primarily due to an $8.8 million decrease in legacy Commercial gross profit, a $1.0 million increase in legacy personal costs, a $0.3 million increase in legacy bad debt expense and $0.2 million increase in legacy advertising expense, partially offset by a $6.4 million increase in Commercial operating profit related to En Pointe.

Public Sector operating profit was $5.9 million in the six months ended June 30, 2015 compared to $2.6 million in the six months ended June 30, 2014, an increase of $3.3 million, or 126%. The increase in Public Sector operating profit was primarily due to $3.5 million related to En Pointe, partially offset by a $0.2 million decrease in our legacy Public Sector operating profit primarily related to a shift in sales mix towards certain federal government contracts at lower margins.

MacMall operating profit was $0.1 million in the six months ended June 30, 2015 compared to $1.1 million in the six months ended June 30, 2014, a decrease of $1.0 million. The decrease in MacMall operating profit was primarily due to a $2.1 million decrease in MacMall gross profit, partially offset by a $0.4 million decrease in personal costs, a $0.3 million decrease in credit card related processing fees, a $0.3 million decrease in legal settlement costs and a $0.2 million decrease in advertising expenses.

Corporate & Other operating expenses were $37.5 million in the six months ended June 30, 2015 compared to $25.6 million in the six months ended June 30, 2014, an increase of $11.9 million, or 47%. The increase in Corporate & Other operating expenses was primarily due to $7.8 million of operating expenses of En Pointe, which includes a $1.6 million non-cash charge related to the lease vacancy discussed above, a $3.3 million write-off of CRM software work in process discussed above and a $1.1 million increase in legacy personnel costs, which includes a $0.2 million increase in benefit claims expenses.

Net Interest Expense

Total net interest expense for the six months ended June 30, 2015 was $1.6 million compared with $1.7 million in the same period of 2014. The decrease in interest expense of $0.1 million was primarily due to a decrease in our average total outstanding borrowings during the respective periods as well as a decrease in our average interest rate on our borrowings.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $2.7 million in the six months ended June 30, 2015 compared to an income tax expense of $3.4 million in the six months ended June 30, 2014. Our effective tax rate was 44.2% and 41.3% for the six months ended June 30, 2015 and 2014, respectively. The increase in our effective tax rate was primarily due to the effect of discrete tax benefit items recorded during the three months ended June 30, 2015.

Income (loss) from Discontinued Operations

Income from discontinued operations, net of taxes, was $43,000 in the six months ended June 30, 2015 compared to a loss from discontinued operations, net of taxes, of $0.8 million in the six months ended June 30, 2014.

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

We had cash and cash equivalents of $6.9 million at June 30, 2015 and $8.9 million at December 31, 2014. Our working capital was $30.0 million as of June 30, 2015 and $63.4 million as of December 31, 2014.

In April 2015, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million and amended in September 2012 to add an additional $10 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

From the inception of the program in October 2008 through June 30, 2015, we have repurchased an aggregate total of 3,388,610 shares of our common stock for a total cost of $19.1 million. At June 30, 2015, we had $10.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. We are eligible to make annual labor credit claims for eligible employees equal to 20% of eligible salaries, but not to exceed $12,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. As of June 30, 2015, we had a total accrued receivable of $6.5 million related to 2013, 2014 and the six months ended June 30, 2015. We filed our 2013 claim in late 2014, and we filed our 2014 claim in early 2015. We expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash used in operating activities was $3.8 million in the six months ended June 30, 2015 compared to net cash provided by operating activities of $61.6 million in the six months ended June 30, 2014.

The $3.8 million of net cash used in operating activities in the six months ended June 30, 2015 was primarily due to a $174.4 million increase in accounts receivable primarily due to build of En Pointe receivables during the second quarter, partially offset by a $158.2 million increase in accounts payable also primarily due to the build of En Pointe payables during the second quarter and an $11.7 million increase in deferred revenues.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $34.5 million in the six months ended June 30, 2015 compared to $18.4 million in the six months ended June 30, 2014.

The $34.5 million of net cash used in investing activities in the six months ended June 30, 2015 was primarily related to a $17.3 million payment related to our acquisition of assets of En Pointe and $17.2 million of capital expenditures related to purchase of real property in Irvine, California for $5.8 million and Lewis Center, Ohio for $6.0 million, as well as expenditures relating to investments in our IT infrastructure and new ERP systems.

The $18.4 million of net cash used in investing activities in the six months ended June 30, 2014 was primarily related to capital expenditures relating to our ERP upgrade, the construction of our new cloud data center in New Albany, Ohio, the expenditures relating to leasehold improvements and other build-out costs related to our new Chicago and Austin offices, and incremental investments in our IT infrastructure.

Cash Flows from Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2015 was $36.9 million compared to net cash used in financing activities in the six months ended June 30, 2014 of $46.5 million.

The $36.9 million of net cash provided by financing activities in the six months ended June 30, 2015 was primarily related to $17.7 million of borrowings under notes payable to finance the building acquisitions described above, $16.4 million of net borrowings on our line of credit primarily due to the purchase price of En Pointe and an $11.2 million change in book overdraft, partially offset by $3.1 million of common shares repurchased under our stock repurchase plan, $2.2 million of payments under our notes payables and $2.0 million of earn-out payments to the sellers of En Pointe.

The $46.5 million of net cash used in financing activities in the six months ended June 30, 2014 was primarily related to $57.8 million of net payments on the outstanding balance of our line of credit, partially offset by $9.1 million of borrowings under our notes payable related to the ERP upgrade and new cloud data center construction.

Line of Credit and Note Payable. We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On April 7, 2015, we entered into a Fourth Amendment to Third Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent. The Fourth Amendment to our credit facility provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amendment, from $200,000,000 to $250,000,000;(ii) a Maturity Date of September 30, 2018; (iii) an accordion feature to increase our Maximum Credit by $25 million at the option of the Borrowers and satisfaction of certain conditions as described in the Fourth Amendment; and (iv) interest at LIBOR plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2015, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2015, we had $149.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain two sub-lines under our revolving credit facility secured by the two parcels of real property we own in Santa Monica, California, each with a limit of $10.9 million and $1.8 million. The $10.9 million sub-line has a monthly principal amortization of approximately $130,000 and the $1.8 million sub-line has a monthly principal amortization of approximately $22,000, both bearing interest at the same rate as our revolving credit facility.

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

At June 30, 2015, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 1.93%.

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

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

During the three months ended June 30, 2015, after consideration of the tools acquired in the En Pointe acquisition, we wrote off approximately $3.3 million of work-in-process software related to a CRM system, which we have abandoned in favor or En Pointe’s production CRM system, and included the charge as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations.

We also have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of prior acquisitions. In this regard, we have previously purchased licenses for Microsoft Dynamics AX and other related modules to provide a complete, robust and integrated ERP solution and have expended time, effort and resource to implement this AX solution for our legacy businesses. We believe the implementation and upgrade of our systems should help us to gain further efficiencies across our organizations. Our newly acquired En Pointe business has operated for a number of years on an implemented and successfully functioning SAP system. As a result of the En Pointe acquisition, we must now consider new issues related to the costs, risks and benefits of either continuing the implementation of our AX solution and moving En Pointe to such AX solution or moving the legacy businesses to the SAP solution. In response, we have shifted certain of our IT development efforts towards assessing these respective costs, risks and benefits. As of June 30, 2015, we intended to implement the AX solution for our legacy businesses. However, based on the preliminary assessment of our IT team delivered to senior management during the first week of August, 2015, we currently believe each platform is a viable alternative. There are significant risks and uncertainties in adopting and implementing a new ERP system and as part of our assessment of these alternatives, we are considering the fact that En Pointe has been successfully functioning on its SAP system for many years while none of our businesses have operated on the AX system. While we believe the AX solution has many valuable features, including many customized enhancements that could be very beneficial to our businesses, and that it has been essential that we have undertaken our AX development efforts to date, we now must weigh the transition risk inherent with any such new solution against the fact that En Pointe, with similar business characteristics and system needs to our legacy businesses, has been successfully operating on its SAP system for a number of years. Based on our current and preliminary assessment of the costs, risks and benefits of the respective ERP options, we are uncertain as to which system we will ultimately adopt and, therefore, no longer have a specific time frame or cost estimate for implementation of either system across our respective organizations. However, we expect the incremental costs of implementing either solution, regardless of which solution we elect, will be less than $5 million. Should we ultimately determine that the SAP solution is the best alternative across our organizations, we expect that we will incur a non-cash charge of $20.9 million based upon the work in process software capitalized for all major phases of the design, configuration and customization of the AX solution to date.

In addition to costs related to the upgrade of our ERP systems, we expect to make periodic upgrades to our IT systems on an ongoing basis.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015, there has been no material change in any off-balance sheet arrangements since December 31, 2014.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 12 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and six months ended June 30, 2015 other than compensation arrangements in the ordinary course of business.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategies, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

●	our ability to execute and benefit from our business strategies; including but not limited to, business strategies related to and strategic investments in our IT systems, investments in our planned new data center, our reorganization strategy, our brand strategy and initiatives to unify our commercial brands, our efforts to expand our sales of value-added services and solutions offerings, and real estate acquisitions and dispositions;
●	our use of management information systems and their need for future support or upgrade;
●	our expectations regarding the timing and costs of our ongoing or planned IT systems and communications infrastructure upgrades;
●	our expectations regarding the business impact and accounting treatment of our recent acquisition of En Pointe, including any additional charges that may be taken in future periods;
●	our expectations regarding key personnel and our ability to hire new and retain such individuals;
●	our competitive advantages and growth opportunities;
●	our ability to increase revenues and profitability;
●	our expectation regarding general economic uncertainties and the related potential negative impact on our profit and profit margins, as well as our financial condition, liquidity and future cash flows;
●	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;
●	our plans to invest in and enhance programs and training to align us with our key vendor partners;
●	our ability to generate vendor supported marketing;

●	our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility and other long-term debt;
●	the expected results or profitability of any of our individual business units in future periods;
●	the impact on accounts receivable from our efforts to focus on sales in our Commercial and Public Sector segments;
●	our ability to penetrate the public sector market;
●	our beliefs relating to the benefits to be received from our Philippines office and Canadian call center, including tax credits and reduction in labor costs over time;
●	our belief regarding our exposure to currency exchange and interest rate risks;
●	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future advertising levels and the effect on consumer sales;
●	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
●	our expectations regarding the ability of our marketing programs or campaigns to stimulate additional purchases or to maximize product sales;
●	our ability to limit risk related to price reductions;
●	our belief regarding the effect of seasonal trends and general economic conditions on our business and results of operations across all of our segments;
●	our expectations regarding competition and the industry trend toward consolidation;
●	the anticipated impact of reductions in sales to certain large enterprise customers;
●	our expectations regarding the impact of investments we are making in the area of sales headcount, software and advanced technology solutions;
●	our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business;
●	our expectations with respect to changes in our unrecognized tax benefits;
●	our compliance with laws and regulations;
●	our beliefs regarding the applicability of tax statutes, regulations and governmental tax regulatory positions;
●	our expectations regarding the impact of accounting pronouncements;
●	our expectations regarding any future repurchases of our common stock, including the financing of any such repurchases;
●	our belief that backlog is not useful for predicting our future sales;
●	our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and
●	the likelihood that new laws and regulations will be adopted with respect to the Internet, privacy and data security that may impose additional restrictions or burdens on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. At June 30, 2015, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2015. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2015, we had $69.2 million outstanding under our line of credit and $38.1 million outstanding under our notes payable. As of June 30, 2015, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and notes payable would be to increase our annual interest expense by approximately $1.1 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Condensed Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of June 30, 2015, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by Microsoft and HP represented approximately 20% and 13%, respectively, of our net sales in the three months ended June 30, 2015, and products manufactured by HP and Apple represented approximately 18% and 15%, respectively, of our net sales in the three months ended June 30, 2014. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We experience variability in our net sales and net income on a quarterly basis as a result of many factors.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors. These factors include:

●	the relative mix of products, services and solutions sold during the period;
●	the general economic environment and competitive conditions, such as pricing;
●	the timing of procurement cycles by our business, government and educational institution customers;
●	seasonality in consumer spending;
●	variability in vendor programs;
●	the introduction of new products, services or solutions by us or our competitors;
●	changes in prices from our suppliers;
●	promotions;
●	the loss or consolidation of significant suppliers or customers;
●	our ability to control costs;
●	the timing of our capital expenditures;
●	the condition of our industry in general;
●	seasonal shifts in demand for products, services or solutions we offer;
●	consumer acceptance of new purchasing models;
●	industry announcements and market acceptance of new offerings or upgrades;
●	deferral of customer orders in anticipation of new offerings;
●	product or solution enhancements or operating system changes;
●	any inability on our part to obtain adequate quantities of products, services or solutions;
●	delays in the release by suppliers of new products or solutions and inventory adjustments;
●	our expenditures on new business ventures and acquisitions;
●	performance of acquired businesses;
●	adverse weather conditions that affect supply or customer response;
●	distribution or shipping to our customers; and
●	geopolitical events.

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

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of investors or analysts, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

●	changes in the mix of products, services or solutions that we sell;

●	the amount and timing of operating costs and capital expenditures relating to any expansion of our business operations and infrastructure;
●	price competition that results in lower sales volumes, lower profit margins, or net losses;
●	the availability of vendor programs, authorizations or certifications;
●	our ability to attract and retain key personnel and the related costs,
●	fluctuations in the demand for our products, services or solutions or overstocking or under-stocking of our products;
●	economic conditions;
●	changes in the amounts of information technology spending by our customers;
●	the amount and timing of advertising and marketing costs;
●	fluctuations in levels of inventory theft, damage or obsolescence that we incur;
●	our ability to successfully integrate operations and technologies from any past or future acquisitions or other business combinations;
●	revisions or refinements of fair value estimates relating to acquisitions or other business combinations;
●	changes in the number of visitors to our websites or our inability to convert those visitors into customers;
●	technical difficulties, including system or Internet failures;
●	introduction of new or enhanced products, services or solutions by us or our competitors;
●	fluctuations in our shipping costs; and
●	foreign currency exchange rates.

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

We have generated substantial portions of our revenue in the past from the sale of computer hardware, software and accessories and consumer electronics products. Expansion into new product, service and solutions categories, including for example our efforts to grow our value-added services and solutions, may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new category to realize the expected benefits of that new category. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product, service or solutions categories include our ability to:

●	establish or increase awareness of our new brands and product, service and solutions categories;
●	acquire, attract and retain customers at a reasonable cost;
●	achieve and maintain a critical mass of customers and orders across all of our product categories;
●	attract a sufficient number of new customers to whom any new categories and offerings are targeted;
●	successfully market our new categories or offerings to existing customers;
●	maintain or improve our gross margins and fulfillment costs;
●	attract and retain vendors to provide expanded lines of products, services or solutions to our customers on terms that are acceptable to us; and
●	manage our inventory in new product categories.

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

We rely upon third party carriers, especially FedEx and UPS, for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. We do not have a written long-term agreement with any of these third party carriers, and we cannot be sure that these relationships will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties are unable to deliver products for us, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

●	reduced visibility of order status and package tracking;
●	delays in order processing and product delivery;
●	increased cost of delivery, resulting in reduced margins; and
●	reduced shipment quality, which may result in damaged products and customer dissatisfaction.

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

We cannot be certain that any shifts in our operations to offshore jurisdictions will ultimately produce the expected cost savings. We cannot predict the extent of government support, availability of qualified workers, future labor rates, or monetary and economic conditions in any offshore locations where we may operate. Although some of these factors may influence our decision to establish or increase our offshore operations, there are inherent risks beyond our control, including:

●	political unrest or uncertainties;
●	wage inflation;
●	exposure to foreign currency fluctuations;
●	tariffs and other trade barriers; and
●	foreign regulatory restrictions and unexpected changes in regulatory environments.

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

We believe that certain factors, such as sales of our common stock into the market by existing stockholders, fluctuations in our quarterly operating results, changes in market conditions affecting stocks of computer hardware and software manufacturers and resellers generally and companies in the Internet and eCommerce industries in particular, could cause the market price of our common stock to fluctuate substantially. Other factors that could affect our stock price include, but are not limited to, the following:

●	failure to meet investors’ expectations regarding our operating performance;
●	changes in securities analysts’ recommendations or estimates of our financial performance;
●	publication of research reports by analysts;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;
●	actual or anticipated fluctuations in our operating results;
●	litigation developments; and
●	general economic and market conditions or other economic factors unrelated to our performance, including disruptions in the capital and credit markets.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In April 2015, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program originally adopted in October 2008 (the “Stock Repurchase Program”). Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. From the inception of the program in October 2008 through June 30, 2015, we have repurchased an aggregate total of 3,388,610 shares of our common stock for a total cost of $19.1 million. At June 30, 2015, we had $10.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

A summary of the repurchase activity for the three months ended June 30, 2015 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	165,768	$9.55	165,768	$11,225	(1)
May 1, 2015 to May 31, 2015	68,331	9.90	68,331	10,548
June 1, 2015 to June 30, 2015	5,611	9.90	5,611	10,493
Total	239,710		239,710

(1)	Includes a $10 million increase to our discretionary stock repurchase program which was approved by our Board of Directors in April 2015.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1+	Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 7, 2015, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the Commission on May 11, 2015)

10.2*	PCM, Inc. 2012 Equity Incentive Plan, as amended effective July 21, 2015 (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2015 Annual Meeting of Stockholders filed with the Commission on June 19, 2015)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
*	Management contract, or compensatory plan or arrangement.

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: August 10, 2015	By:	/s/ Brandon H. LaVerne
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

