Form 10-Q
period 2015-09-30
PCM, INC.
filed 2015-11-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015, the registrant had 11,890,682 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,951	$8,892
Accounts receivable, net of allowances of $423 and $426	299,334	199,604
Inventories	46,543	50,687
Prepaid expenses and other current assets	24,765	15,936
Deferred income taxes	3,314	3,922
Asset held for sale	5,812	—
Current assets of discontinued operations	—	26
Total current assets	388,719	279,067
Property and equipment, net	78,189	74,368
Goodwill	64,711	25,510
Intangible assets, net	12,109	4,673
Other assets	4,905	5,558
Non-current assets of discontinued operations	—	14
Total assets	$548,633	$389,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205,027	$122,333
Accrued expenses and other current liabilities	49,004	26,107
Deferred revenue	15,486	10,089
Line of credit	82,850	52,795
Notes payable — current	4,777	3,741
Note payable related to asset held for sale	4,848	—
Current liabilities of discontinued operations	349	577
Total current liabilities	362,341	215,642
Notes payable	30,775	22,415
Other long-term liabilities	20,305	5,600
Deferred income taxes	11,156	12,217
Total liabilities	424,577	255,874
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,955,144 and 15,758,714 shares issued; 11,902,236 and 12,267,550 shares outstanding	16	16
Additional paid-in capital	122,624	120,915
Treasury stock, at cost: 4,052,908 and 3,491,164 shares	(23,027)	(17,472)
Accumulated other comprehensive income (loss)	(382)	941
Retained earnings	24,825	28,916
Total stockholders’ equity	124,056	133,316
Total liabilities and stockholders’ equity	$548,633	$389,190

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$404,933	$336,801	$1,179,763	$997,129
Cost of goods sold	344,790	291,602	1,018,549	855,249
Gross profit	60,143	45,199	161,214	141,880
Selling, general and administrative expenses	59,187	44,050	164,615	130,722
Operating profit (loss)	956	1,149	(3,401)	11,158
Interest expense, net	1,018	688	2,661	2,381
Income (loss) from continuing operations before income taxes	(62)	461	(6,062)	8,777
Income tax expense (benefit)	421	345	(2,230)	3,783
Income (loss) from continuing operations	(483)	116	(3,832)	4,994
Loss from discontinued operations, net of taxes	(302)	(257)	(259)	(1,102)
Net income (loss)	$(785)	$(141)	$(4,091)	$3,892

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$(0.04)	$0.01	$(0.32)	$0.41
Loss from discontinued operations, net of taxes	(0.03)	(0.02)	(0.02)	(0.09)
Net income (loss)	$(0.07)	$(0.01)	$(0.34)	$0.32

Diluted EPS:
Income (loss) from continuing operations	$(0.04)	$0.01	$(0.32)	$0.39
Loss from discontinued operations, net of taxes	(0.03)	(0.02)	(0.02)	(0.09)
Net income (loss)	$(0.07)	$(0.01)	$(0.34)	$0.30

Weighted average number of common shares outstanding:
Basic	11,976	12,367	12,101	12,217
Diluted	11,976	12,954	12,101	12,871

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(785)	$(141)	$(4,091)	$3,892

Comprehensive income (loss):
Foreign currency translation adjustments	(624)	(495)	(1,323)	(517)
Total other comprehensive loss	(624)	(495)	(1,323)	(517)
Comprehensive income (loss)	$(1,409)	$(636)	$(5,414)	$3,375

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(4,091)	$3,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,085	9,149
Write-off of software work in process	3,327	—
Provision for deferred income taxes	(365)	550
Excess tax benefit related to stock option exercises	(207)	(290)
Non-cash stock-based compensation	1,220	1,074
Change in operating assets and liabilities:
Accounts receivable	(99,627)	1,151
Inventories	8,154	71,926
Prepaid expenses and other current assets	(7,401)	(10,689)
Other assets	1,211	1,807
Accounts payable	67,602	(20,440)
Accrued expenses and other current liabilities	9,668	(1,217)
Deferred revenue	5,119	4,769
Total adjustments	(2,214)	57,790
Net cash provided by (used in) operating activities	(6,305)	61,682
Cash Flows From Investing Activities
Acquisition of assets of En Pointe	(17,295)	—
Purchases of property and equipment	(19,666)	(22,762)
Net cash used in investing activities	(36,961)	(22,762)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	30,055	(55,045)
Borrowings under notes payable	17,695	11,462
Payments under notes payable	(3,451)	(1,602)
Change in book overdraft	12,721	1,130
Payments of obligations under capital leases	(1,803)	(2,018)
Payments of earn-out liability	(5,443)	—
Net proceeds from stock issued under stock option plans	596	3,667
Payments for deferred financing costs	(653)	(30)
Common shares repurchased and held in treasury	(5,555)	(1,140)
Excess tax benefit related to stock option exercises	207	290
Net cash provided by (used in) financing activities	44,369	(43,286)
Effect of foreign currency on cash flow	(1,044)	(138)
Net change in cash and cash equivalents	59	(4,504)
Cash and cash equivalents at beginning of the period	8,892	9,992
Cash and cash equivalents at end of the period	$8,951	$5,488
Supplemental Cash Flow Information
Interest paid	$2,557	$2,541
Income taxes paid	549	5,922
Supplemental Non-Cash Investing and Financing Activities
Accrued earn-out liability related to En Pointe acquisition	$27,057	$—
Financed purchase of property and equipment	1,035	544

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, and the related assets and liabilities as discontinued operations for all periods presented herein in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended September 30, 2015, we generated approximately 78% of our revenue in our Commercial segment, 17% of our revenue in our Public Sector segment and 5% of our revenue in our MacMall segment. In the nine months ended September 30, 2015, we generated approximately 77% of our revenue in our Commercial segment, 18% of our revenue in our Public Sector segment and 5% of our revenue in our MacMall segment.

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

2. New Accounting Standards

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments,” which requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2015-16 during the three months ended September 30, 2015. Accordingly, we applied the amendments in this update to the measurement period adjustments made during the three months ended September 30, 2015 with no material effect on previous-period or current-period earnings. See Note 3 below for more information regarding adjustments to provisional amounts that occurred during the three months ended September 30, 2015.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which provides that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We defer debt issuance costs related to our line-of-credit arrangement as an asset and amortize the deferred costs ratably over the term of the line-of-credit arrangement.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which defers the effective date of ASU 2014-09, “Revenues from Contracts with Customers (Topic 606),” for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are evaluating the impact of the standard on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of the standard on our consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 is effective for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014. We had no disposals during the nine months ended September 30, 2015. The adoption of ASU 2014-08 effective January 1, 2015 did not have an effect on our consolidated financial statements.

3. Acquisition

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is the largest acquisition by PCM to date based on revenues, and is expected to significantly enhance PCM’s relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of September 30, 2015, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $32.5 million. The fair value of this contingent consideration is determined and accrued based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, the Company developed its own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration as of September 30, 2015 include projected gross profit values of En Pointe and the weighted average cost of capital, which is preliminarily determined to be 13%. The undiscounted estimate of the range of outcomes for the earn-out liability is approximately $10.5 million to $120.7 million.

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

During the three months ended September 30, 2015, we reduced the acquisition date fair value of goodwill by $1.4 million due to revisions that adjusted the acquisition date fair value of various assets and liabilities by the same amount. The adjustments did not have a material effect on our consolidated financial statements.

Based on a preliminary purchase price allocation as described above, we recorded the following estimated fair values of the certain assets acquired and liabilities assumed at the date of the En Pointe acquisition (in thousands):

Purchase price paid	$17,295

Inventories	4,004
Prepaid expenses and other current assets	1,598
Property and equipment	439
Intangible assets:
Customer relationships(1)	4,500
Trademarks and trade names(2)	2,000
Non-compete agreements(3)	1,860
Total intangible assets	8,360
Other long-term assets	115
Total assets acquired	14,516

Accounts payable	2,157
Accrued liabilities	1,489
Earn-out liabilities	32,500
Deferred revenue	276
Total liabilities assumed	36,422

Goodwill(4)	$39,201

(1)	Estimated useful life of this asset is 20 years.
(2)	Estimated useful life of this asset is 3 years.
(3)	Estimated useful life of this asset is 4 years.
(4)	This goodwill acquired as part of the En Pointe acquisition is recorded as part of our Commercial and Public Sector segments.
See Note 5 below for more information.

During the three and nine months ended September 30, 2015, we made $3.5 million and $5.4 million, respectively, of earn-out payments to the sellers of En Pointe. As of September 30, 2015, we had $10.8 million and $16.2 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheets. We recorded approximately $0.3 million and $0.7 million of amortization expense during the three months and nine months ended September 30, 2015 related to the $8.4 million of intangible assets acquired in the En Pointe transaction. The goodwill resulting from the En Pointe acquisition is deductible for tax purposes.

The following table sets forth our results of operations on a pro forma basis as though the En Pointe acquisition had been completed as of the beginning of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$404,933	$453,785	$1,297,790	$1,301,031
Operating profit (loss)	956	3,677	(2,450)	16,693
Income (loss) from continuing operations	(483)	1,569	(3,281)	7,774
Net income (loss)	(785)	1,312	(3,540)	6,672
Basic and Diluted Earnings (Loss) Per Common Share
Basic	$(0.07)	$0.11	$(0.29)	$0.55
Diluted	(0.07)	0.10	(0.29)	0.52
Weighted average number of common shares outstanding:
Basic	11,976	12,367	12,101	12,217
Diluted	11,976	12,954	12,101	12,871

Real Estate Transactions

In March 2015, we completed the purchase of real property in Irvine, California (the “Irvine Property”) for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,000 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space. In September 2015, we listed the Irvine Property for sale. See Note 4 below for more information.

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

4. Property and Equipment

In September 2015, we listed our real property located in Irvine, California for sale. Under a broker agreement, the Irvine Property is available for immediate sale in its present condition and it is being actively marketed for sale. We have classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Property held for sale” and $4.8 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Condensed Consolidated Balance Sheet as of September 30, 2015.

During the nine months ended September 30, 2015, after consideration of the tools acquired in the En Pointe acquisition, we wrote off approximately $3.3 million of work-in-process software related to a CRM system, which we have abandoned in favor or En Pointe’s production CRM system, and included the charge as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations. For more information regarding our ERP upgrade, see Note 13 below.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows (in thousands) by segment:

	Commercial	Public Sector	Total
Balance at December 31, 2014	$25,510	$—	$25,510
Goodwill from En Pointe acquisition	32,133	7,068	39,201
Balance at September 30, 2015	$57,643	$7,068	$64,711

Intangible Assets

The following table sets forth the amounts recorded for intangible assets as of the periods presented (in thousands):

	Weighted Average Estimated Useful	At September 30, 2015				At December 31, 2014
	Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$5,300	(1)	$402	$4,898	$3,593	(1)	$307	$3,286
Customer relationships	16	7,050		1,467	5,583	2,550		1,163	1,387
Non-compete agreements	4	1,860		232	1,628	—		—	—
Total intangible assets		$14,210		$2,101	$12,109	$6,143		$1,470	$4,673

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.4 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.9 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $0.4 million in the remainder of 2015, $1.7 million in 2016, $1.7 million in 2017, $1.2 million in 2018, $0.7 million in 2019 and $3.5 million thereafter.

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

The carrying amounts of major classes of assets and liabilities that have been included in such balance sheet line items, as described above, in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable, net	$—	$19
Inventories, net	—	7
Current assets of discontinued operations	—	26

Other non-current assets	—	14
Non-current assets of discontinued operations	—	14
Total assets of discontinued operations	$—	$40

Accounts payable	$118	$116
Accrued expenses and other current liabilities	231	458
Deferred revenue	—	3
Current liabilities of discontinued operations	$349	$577

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$3	$3,651	$(4)	$28,783

Loss before income taxes	$(488)	$(497)	$(410)	$(1,937)
Income tax benefit	(186)	(240)	(151)	(835)
Loss from discontinued operations, net of taxes	$(302)	$(257)	$(259)	$(1,102)

7. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	September 30, 2015		December 31, 2014

Revolving credit facility, LIBOR plus 1.50%, maturing in September 2018	$82,850		$52,795
Note payable, LIBOR plus 1.50%, maturing in September 2018	10,237		3,255
Note payable, LIBOR plus 1.50%, maturing in September 2018	1,718		1,571
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,848	(1)	—
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,423		—
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	3,065		4,524
Note payable, LIBOR plus 2.25%, maturing in January 2020	7,493		7,725
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in September 2016	8,616		8,917
Note payable, 4.65% matured in April 2015	—		164
Total	123,250		78,951
Less: Total current debt	92,475		56,536
Total non-current debt	$30,775		$22,415

(1)	This note payable, related to the Irvine Property, has been presented on our Condensed Consolidated Balance Sheet as “Note payable related to asset held for sale” and is included as current debt. See Note 4 above for more information regarding the Irvine Property.

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Total long-term debt obligations	$1,235	$17,710	$2,879	$2,354	$8,534	$7,688	$40,400
Revolving credit facility	—	82,850	—	—	—	—	82,850
Total	$1,235	$100,560	$2,879	$2,354	$8,534	$7,688	$123,250

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2015, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2015, we had $103.1 million available to borrow for working capital advances under the line of credit.

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

Other Notes Payable

In March 2015, we completed the purchase of real property in Irvine, California for approximately $5.8 million and financed $4.9 million with a long-term note. The loan agreement provides for a seven year term and a 25 year straight-line, monthly principal repayment amortization period that began on May 1, 2015 with a balloon payment at maturity in April 2022. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility. In September 2015, we listed the Irvine Property for sale. See Note 4 above for more information.

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

In June 2011, we entered into a credit agreement to finance a total of $10.1 million of the acquisition and improvement costs for the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At September 30, 2015, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 1.91%.

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

Accounting for Uncertainty in Income Taxes

At September 30, 2015, we had an unrecognized tax position of $0.3 million related to research credits. For the three and nine months ended September 30, 2015 and 2014, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at September 30, 2015 and December 31, 2014. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

We are subject to U.S., state and foreign income tax examinations for years subsequent to 2010. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

During the three and nine months ended September 30, 2015, we repurchased a total of 247,620 and 561,744 shares, respectively, of our common stock under this program for a cost of approximately $2.5 and $5.5 million, respectively. From the inception of the program in October 2008 through September 30, 2015, we have repurchased an aggregate total of 3,636,230 shares of our common stock for a total cost of $22.0 million. At September 30, 2015, we had $8.0 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Approximately 527,000 shares of common stock for the three months ended September 30, 2014 and approximately 509,000 shares of common stock for the nine months ended September 30, 2014 underlying stock options have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive. For the three and nine months ended September 30, 2015, since we reported a loss from continuing operations, all potential shares totaling 499,000 and 572,000, respectively, were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the three and nine months ended September 30, 2015, had we reported income from continuing operations, approximately 477,000 and 445,000 common shares, respectively, would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Amount ($)	Shares	Per Share Amounts ($)
Three Months Ended September 30, 2015:
Basic EPS
Loss from continuing operations	$(483)	11,976	$(0.04)
Effect of dilutive securities
Dilutive effect of stock options	—	—
Diluted EPS
Adjusted loss from continuing operations	$(483)	11,976	$(0.04)

Three Months Ended September 30, 2014:
Basic EPS
Income from continuing operations	$116	12,367	$0.01
Effect of dilutive securities
Dilutive effect of stock options	—	587
Diluted EPS
Adjusted income from continuing operations	$116	12,954	$0.01

Nine Months Ended September 30, 2015:
Basic EPS
Loss from continuing operations	$(3,832)	12,101	$(0.32)
Effect of dilutive securities
Dilutive effect of stock options	—	—
Diluted EPS
Adjusted loss from continuing operations	$(3,832)	12,101	$(0.32)

Nine Months Ended September 30, 2014:
Basic EPS
Income from continuing operations	$4,994	12,217	$0.41
Effect of dilutive securities
Dilutive effect of stock options	—	654
Diluted EPS
Adjusted income from continuing operations	$4,994	12,871	$0.39

11. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	MacMall	Corporate & Other	Consolidated
Three Months Ended September 30, 2015
Net sales	$317,614	$68,572	$18,757	$(10)	$404,933
Gross profit	49,225	8,664	2,239	15	60,143
Depreciation and amortization expense(1)	924	111	18	2,117	3,170
Operating profit (loss)	15,836	3,773	464	(19,117)	956

Three Months Ended September 30, 2014
Net sales	$249,628	$64,017	$23,164	$(8)	$336,801
Gross profit	37,944	4,923	2,285	47	45,199
Depreciation and amortization expense(1)	569	9	19	2,048	2,645
Operating profit (loss)	12,851	1,756	(228)	(13,230)	1,149

Nine Months Ended September 30, 2015
Net sales	$904,202	$210,843	$64,740	$(22)	$1,179,763
Gross profit	133,184	21,317	6,702	11	161,214
Depreciation and amortization expense(1)	2,473	219	54	6,339	9,085
Operating profit (loss)	41,273	9,153	606	(54,433)	(3,401)

Nine Months Ended September 30, 2014
Net sales	$758,134	$151,320	$87,693	$(18)	$997,129
Gross profit	119,282	13,727	8,835	36	141,880
Depreciation and amortization expense(1)	1,784	35	99	6,011	7,929
Operating profit (loss)	44,724	4,376	868	(38,810)	11,158

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of September 30, 2015 and December 31, 2014, we had total consolidated assets of $548.6 million and $389.2 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

12. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $0.9 million and $1.2 million in the three month periods ended September 30, 2015 and 2014, respectively, and $2.9 million and $3.8 million in the nine month periods ended September 30, 2015 and 2014, respectively. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

13. Subsequent Events

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In this regard, we previously purchased licenses for Microsoft Dynamics AX and other related modules to provide a complete, robust and integrated ERP solution and have expended time, effort and resources to implement this AX solution for our legacy businesses. We believe the implementation and upgrade of our systems should help us to gain further efficiencies across our organizations. Our newly acquired En Pointe business has operated for a number of years on an implemented and successfully functioning SAP system. As a result of the En Pointe acquisition, we considered new issues related to the costs, risks and benefits of either continuing the implementation of our AX solution and moving En Pointe to such AX solution or moving the legacy businesses to the SAP solution. In response, we shifted certain of our IT development efforts towards assessing these respective costs, risks and benefits. There are significant risks and uncertainties in adopting and implementing a new ERP system and as part of our assessment of these alternatives, we considered the fact that En Pointe has been successfully functioning on its SAP system for many years while none of our businesses have operated on the AX system. While we believe the AX solution has many valuable features and that it has been essential that we have undertaken our AX development efforts to date, we have weighed these attributes and the transition risk inherent with any such new solution against the fact that En Pointe, with similar business characteristics and system needs to our legacy businesses, has been successfully operating on its SAP system for a number of years. As a result of the assessments performed through late October 2015, management determined the SAP solution to be the most viable and cost effective option for our consolidated business going forward. To that end, in late October 2015, our management determined, and our Board of Directors approved such determination, to adopt the SAP platform across all of our business units and further approved the non-cash write-off of $21.5 million of work in process software previously capitalized for all major phases of the design, configuration and customization of the AX solution to date. This charge will be recognized in the fourth quarter of 2015. We expect the rollout of SAP to additional major divisions to occur beginning in the second quarter of 2016.

On October 26, 2015, PCM Sales Canada, Inc., a wholly-owned subsidiary of PCM, Inc., completed the acquisition of all the outstanding common stock of Acrodex, Inc. (“Acrodex”) for a total purchase price of approximately C$16.5 million. Acrodex, headquartered in Edmonton, Alberta (Canada), provides full end-to-end infrastructure solutions from initial plan and design, through procurement and installation, to full support and on-going management. Acrodex’s core business areas include software value-added reseller services, software asset management and hardware sales and services, including client device products, servers, storage, networks, printers and a full complement of accessories and devices. Services are a significant component to Acrodex’s product mix and include managed services, cloud-based services, consulting, IT management and other IT service areas. Acrodex had revenues of C$147 million for its fiscal year ended September 30, 2015. Due to the recent timing of the Acrodex acquisition, preliminary purchase price allocation information is not available.

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

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In the three months ended September 30, 2015, we generated approximately 78% of our revenue in our Commercial segment, 17% of our revenue in our Public Sector segment and 5% of our revenue in our MacMall segment. In the nine months ended September 30, 2015, we generated approximately 77% of our revenue in our Commercial segment, 18% of our revenue in our Public Sector segment and 5% of our revenue in our MacMall segment.

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

A substantial portion of our business is dependent on sales of Apple, HP, Microsoft and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo and Tech Data. Products manufactured by Microsoft and HP represented approximately 14% and 13%, respectively, of our gross billed sales (excluding the impact of sales reported on a net basis) in the three months ended September 30, 2015, and products manufactured by HP and Apple represented approximately 17% and 12%, respectively, of our gross billed sales in the three months ended September 30, 2014. Products manufactured by Microsoft and HP represented approximately 16% and 13%, respectively, of our gross billed sales in the nine months ended September 30, 2015, and products manufactured by HP and Apple represented approximately 19% and 15%, respectively, of our gross billed sales in the nine months ended September 30, 2014.

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

STRATEGIC DEVELOPMENTS

En Pointe Acquisition

In April 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is the largest acquisition by PCM to date based on revenues, and is expected to significantly enhance PCM’s relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of September 30, 2015, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $32.5 million. The fair value of this contingent consideration is determined based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, we developed our own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration as of September 30, 2015 include projected gross profit values of En Pointe and the weighted average cost of capital, which is preliminarily determined to be 13%. The undiscounted estimate of the range of outcomes for the earn-out liability is approximately $10.5 million to $120.7 million.

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

We recorded a $1.6 million non-cash charge in our SG&A expenses for the nine months ended September 30, 2015 as part of the En Pointe acquisition as a result of our lease vacancy in connection with the relocation of En Pointe’s employees from its now redundant historic headquarters in Gardena, California to PCM’s headquarters in El Segundo, California.

Real Estate Transactions

In March 2015, we completed the purchase of real property in Irvine, California (the “Irvine Property”) for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,000 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space. In September 2015, we listed the Irvine Property for sale. Under a broker agreement, the Irvine Property is available for immediate sale in its present condition and it is being actively marketed for sale.

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

ERP and Web Infrastructure Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In this regard, we previously purchased licenses for Microsoft Dynamics AX and other related modules to provide a complete, robust and integrated ERP solution and have expended time, effort and resources to implement this AX solution for our legacy businesses. We believe the implementation and upgrade of our systems should help us to gain further efficiencies across our organizations. Our newly acquired En Pointe business has operated for a number of years on an implemented and successfully functioning SAP system. As a result of the En Pointe acquisition, we considered new issues related to the costs, risks and benefits of either continuing the implementation of our AX solution and moving En Pointe to such AX solution or moving the legacy businesses to the SAP solution. In response, we shifted certain of our IT development efforts towards assessing these respective costs, risks and benefits. There are significant risks and uncertainties in adopting and implementing a new ERP system and as part of our assessment of these alternatives, we considered the fact that En Pointe has been successfully functioning on its SAP system for many years while none of our businesses have operated on the AX system. While we believe the AX solution has many valuable features and that it has been essential that we have undertaken our AX development efforts to date, we have weighed these attributes and the transition risk inherent with any such new solution against the fact that En Pointe, with similar business characteristics and system needs to our legacy businesses, has been successfully operating on its SAP system for a number of years. As a result of the assessments performed through late October 2015, management determined the SAP solution to be the most viable and cost effective option for our consolidated business going forward. To that end, in late October 2015, our management determined, and our Board of Directors approved such determination, to adopt the SAP platform across all of our business units and further approved the non-cash write-off of $21.5 million of work in process software previously capitalized for all major phases of the design, configuration and customization of the AX solution to date. This charge will be recognized in the fourth quarter of 2015. We expect the rollout of SAP to additional major divisions to occur beginning in the second quarter of 2016. We continue to expect the incremental costs of implementing the SAP solution to be approximately $5 million and the rollout of SAP to additional major divisions to occur beginning in the second quarter of 2016, after which we expect to realize significant cost savings and operational efficiencies. This rollout will continue to other major divisions in the subsequent quarters until substantially all of the company is moved to SAP. Upon completion of the rollout, we expect to realize significant synergies and benefits across our entire organization.

During the nine months ended September 30, 2015, we wrote off approximately $3.3 million of work-in-process software related to a CRM system, which we have abandoned in favor or En Pointe’s production CRM system, and included the charge as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations.

In addition to costs related to the upgrade of our ERP systems, we expect to make periodic upgrades to our IT systems on an ongoing basis.

Common Stock Repurchase Program

In April 2015, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million and amended in September 2012 to add an additional $10 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. During the three and nine months ended September 30, 2015, we repurchased a total of 247,620 and 561,744 shares, respectively, of our common stock under this program for a cost of approximately $2.5 and $5.5 million, respectively. From the inception of the program in October 2008 through September 30, 2015, we have repurchased an aggregate total of 3,636,230 shares of our common stock for a total cost of $22.0 million. At September 30, 2015, we had $8.0 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2014. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2014, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed. We are currently performing our annual impairment test as of October 1, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$404,933	$336,801	$1,179,763	$997,129
Cost of goods sold	344,790	291,602	1,018,549	855,249
Gross profit	60,143	45,199	161,214	141,880
Selling, general and administrative expenses	59,187	44,050	164,615	130,722
Operating profit (loss)	956	1,149	(3,401)	11,158
Interest expense, net	1,018	688	2,661	2,381
Income (loss) from continuing operations before income taxes	(62)	461	(6,062)	8,777
Income tax expense (benefit)	421	345	(2,230)	3,783
Income (loss) from continuing operations	(483)	116	(3,832)	4,994
Loss from discontinued operations, net of taxes	(302)	(257)	(259)	(1,102)
Net income (loss)	$(785)	$(141)	$(4,091)	$3,892

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$(0.04)	$0.01	$(0.32)	$0.41
Loss from discontinued operations, net of taxes	(0.03)	(0.02)	(0.02)	(0.09)
Net income (loss)	$(0.07)	$(0.01)	$(0.34)	$0.32

Diluted EPS:
Income (loss) from continuing operations	$(0.04)	$0.01	$(0.32)	$0.39
Loss from discontinued operations, net of taxes	(0.03)	(0.02)	(0.02)	(0.09)
Net income (loss)	$(0.07)	$(0.01)	$(0.34)	$0.30

Weighted average number of common shares outstanding:
Basic	11,976	12,367	12,101	12,217
Diluted	11,976	12,954	12,101	12,871

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.1	86.6	86.3	85.8
Gross profit	14.9	13.4	13.7	14.2
Selling, general and administrative expenses	14.6	13.1	14.0	13.1
Operating profit (loss)	0.3	0.3	(0.3)	1.1
Interest expense, net	0.3	0.2	0.2	0.2
Income (loss) from continuing operations before income taxes	0.0	0.1	(0.5)	0.9
Income tax expense (benefit)	0.1	0.1	(0.2)	0.4
Income (loss) from continuing operations	(0.1)	0.0	(0.3)	0.5
Loss from discontinued operations, net of taxes	(0.1)	(0.0)	(0.0)	(0.1)
Net income (loss)	(0.2)%	$0.0%	(0.3)%	$0.4%

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2015		2014
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$317,614	78%	$249,628	74%	$67,986	27%
Public Sector	68,572	17	64,017	19	4,555	7
MacMall	18,757	5	23,164	7	(4,407)	(19)
Corporate & Other	(10)	—	(8)	—	(2)	NM (1)
Consolidated	$404,933	100%	$336,801	100%	$68,132	20%

(1) Not meaningful.

Consolidated net sales were $404.9 million in the three months ended September 30, 2015 compared to $336.8 million in the three months ended September 30, 2014, an increase of $68.1 million, or 20% which was primarily due to the addition of sales from our acquired En Pointe business, partially offset by a continued impact of a shift in sales mix towards products reported on a net basis. Consolidated sales of services were $31.9 million in the three months ended September 30, 2015 compared to $31.3 million in the three months ended September 30, 2014, an increase of $0.6 million, or 2%, and represented 8% and 9% of net sales in each of the three months ended September 30, 2015 and 2014, respectively.

Commercial net sales were $317.6 million in the three months ended September 30, 2015 compared to $249.6 million in the three months ended September 30, 2014, an increase of $68.0 million or 27%. The increase in Commercial net sales was primarily due to the addition of sales from our acquired En Pointe business, partially offset by a continued impact of a shift in sales mix towards products reported on a net basis. Sales of services in the Commercial segment decreased 6% in the three months ended September 30, 2015 to $27.7 million compared to $29.6 million in the three months ended September 30, 2014, and represented 9% and 12% of Commercial net sales in the three months ended September 30, 2015 and 2014, respectively.

Public Sector net sales were $68.6 million in the three months ended September 30, 2015 compared to $64.0 million in the three months ended September 30, 2014, an increase of $4.6 million, or 7%, primarily due to the addition of sales from En Pointe, partially offset by a shift in sales mix towards products reported on a net basis in our SLED business and an $8.3 million, or 21%, decrease in our Federal business primarily due to reductions under two of our large federal contract vehicles.

MacMall net sales were $18.8 million in the three months ended September 30, 2015 compared to $23.2 million in the three months ended September 30, 2014, a decrease of $4.4 million, or 19%. The decrease in MacMall net sales was primarily due to lower sales of Apple desktops and notebooks.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $60.1 million in the three months ended September 30, 2015, an increase of $14.9 million, or 33%, from $45.2 million in the three months ended September 30, 2014. Consolidated gross profit margin increased to 14.9% in the three months ended September 30, 2015 from 13.4% in the three months ended September 30, 2014. The increase in consolidated gross profit was primarily due to gross profit from En Pointe. The increase in consolidated gross profit margin was due to an increase in mix of less working capital intensive categories such as software and maintenance contract solutions, many of which are recorded on a net basis. Additionally, our overall sales mix is shifting towards our higher margin commercial sales away from public sector and consumer businesses.

Selling, General & Administrative Expenses (SG&A)

Consolidated SG&A expenses were $59.2 million in the three months ended September 30, 2015 compared to $44.1 million in the three months ended September 30, 2014, an increase of $15.1 million, or 34%. Consolidated SG&A expenses as a percentage of net sales increased to 14.6% in the three months ended September 30, 2015 from 13.1% in the three months ended September 30, 2014. The increase in consolidated SG&A expenses was primarily due to SG&A expenses relating to En Pointe and includes $1.2 million of acquisition related fees. The increase in consolidated SG&A expenses also includes a $0.2 million increase in severance costs related to cost reduction initiatives and $0.2 million of lease vacancy costs. We will continue exploring additional synergies and cost reduction opportunities as we go forward, such as systems, facilities, and personnel, which may result in additional special charges. We expect to recognize a special non-cash write-off in the fourth quarter of 2015 related to our decision to implement En Pointe’s SAP solution over the AX ERP solution. See “Strategic Developments - ERP and Web Infrastructure Upgrades” for more information.

Operating Profit (Loss)

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,						Change in
	2015		2014		Change in		Operating
	Operating	Operating Profit	Operating	Operating Profit	Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)	Profit (Loss)	Margin(1)	$	%	%
Commercial	$15,836	5.0%	$12,851	5.1%	$2,985	23%	(0.1)%
Public Sector	3,773	5.5	1,756	2.7	2,017	115	2.8
MacMall	464	2.5	(228)	(1.0)	692	(304)	3.5
Corporate & Other	(19,117)	(4.7) (1)	(13,230)	(3.9) (1)	(5,887)	44	(0.8)
Consolidated	$956	0.2%	$1,149	0.3%	$(193)	(17)%	(0.1)%

(1)	Operating profit margin for Corporate and Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $1.0 million in the three months ended September 30, 2015 compared to $1.1 million in the three months ended September 30, 2014, a decrease of $0.1 million, or 17%. Consolidated operating profit for the three months ended September 30, 2015 was impacted by a $1.6 million increase in special charges, which includes acquisition related fees, severance costs and lease vacancy costs, from $0.2 million in the three months ended September 30, 2014 to $1.8 million in the three months ended September 30, 2015. Excluding these special charges, consolidated operating profit would have increased $1.4 million, or 100%, primarily due to the En Pointe acquisition.

Commercial operating profit was $15.8 million in the three months ended September 30, 2015 compared to $12.9 million in the three months ended September 30, 2014, an increase of $2.9 million, or 23%. The increase in Commercial operating profit was primarily due to the addition of En Pointe, partially offset by continued investments in our legacy business in sales and software related personnel.

Public Sector operating profit was $3.8 million in the three months ended September 30, 2015 compared to $1.8 million in the three months ended September 30, 2014, an increase of $2.0 million, or 115%. The increase in Public Sector operating profit was primarily due to the addition of En Pointe and a $0.9 million increase in our Federal business gross profit.

MacMall operating profit was $0.5 million in the three months ended September 30, 2015 compared to an operating loss of $0.2 million in the three months ended September 30, 2014, an increase of $0.7 million, primarily due to reductions across multiple SG&A categories.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $19.1 million in the three months ended September 30, 2015 compared to $13.2 million in the three months ended September 30, 2014, an increase of $5.9 million, or 44%, primarily due to additional operating expenses of En Pointe, and includes $1.2 million of acquisition related expenses and increases in legacy personnel costs.

Net Interest Expense

Total net interest expense for the three months ended September 30, 2015 increased to $1.0 million compared with $0.7 million in the three months ended September 30, 2014. The $0.3 million increase in net interest expense was primarily due to higher average total outstanding borrowings during the three months ended September 30, 2015 compared to the same period in the prior year and a decrease in capitalization of interest expense related to internally developed software, partially offset by lower average interest rates.

Income Tax Expense

We recorded an income tax expense of $0.4 million in the three months ended September 30, 2015 compared to $0.3 million in the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 is not meaningful due to the recording of discrete tax benefits related to research credits and a cumulative adjustment to the projected annual effective tax rate, the net effect of which created a tax expense during this period which was disproportionate to the loss before income taxes. Our effective tax rate for the three months ended September 30, 2014 was 75%, which was impacted by a cumulative adjustment to income tax expense in the three months ended September 30, 2014 to reflect an increase in the projected annual effective income tax rate for 2014.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, which represents the results of operations of the closed retail stores and the OnSale and eCost businesses, was $0.3 million for each of the three months ended September 30, 2015 and 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Nine Months Ended September 30,
	2015		2014
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$904,202	77%	$758,134	76%	$146,068	19%
Public Sector	210,843	18	151,320	15	59,523	39
MacMall	64,740	5	87,693	9	(22,953)	(26)
Corporate & Other	(22)	—	(18)	—	(4)	NM (1)
Consolidated	$1,179,763	100%	$997,129	100%	$182,634	18%

(1) Not meaningful.

Consolidated net sales were $1,179.8 million in the nine months ended September 30, 2015 compared to $997.1 million in the nine months ended September 30, 2014, an increase of $182.7 million, or 18%, which was primarily due to the addition of sales from our acquired En Pointe business, partially offset by a continued impact of a shift sales mix towards products reported on a net basis. Consolidated sales of services were $89.3 million in the nine months ended September 30, 2015 compared to $89.2 million in the nine months ended September 30, 2014, an increase of $0.1 million, and represented 8% and 9% of net sales in the nine months ended September 30, 2015 and 2014, respectively.

Commercial net sales were $904.2 million in the nine months ended September 30, 2015 compared to $758.1 million in the nine months ended September 30, 2014, an increase of $146.1 million, or 19%. The increase in Commercial net sales was primarily due to the addition of sales from our acquired En Pointe business, partially offset by a continued impact of a shift sales mix towards products reported on a net basis. Sales of services in the Commercial segment decreased by $3.7 million, or 4%, to $81.2 million in the nine months ended September 30, 2015 from $84.9 million in the nine months ended September 30, 2014, and represented 9% and 11% of Commercial net sales in the nine months ended September 30, 2015 and 2014, respectively.

Public Sector net sales were $210.8 million in the nine months ended September 30, 2015 compared to $151.3 million in the nine months ended September 30, 2014, an increase of $59.5 million, or 39%, primarily due to the addition of sales from En Pointe, partially offset by a shift in sales mix towards products reported on a net basis in our SLED business.

MacMall net sales were $64.7 million in the nine months ended September 30, 2015 compared to $87.7 million in the nine months ended September 30, 2014, a decrease of $23.0 million, or 26%. The decrease in MacMall net sales was primarily due to lower sales of Apple desktops and notebooks, as well as the large end-of-life Apple inventory sales made in the nine months ended September 30, 2014 that did not repeat in the comparable period of 2015.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $161.2 million in the nine months ended September 30, 2015 compared to $141.9 million in the nine months ended September 30, 2014, an increase of $19.3 million, or 14%. Consolidated gross profit margin decreased to 13.7% in the nine months ended September 30, 2015 from 14.2% in the nine months ended September 30, 2014. The increase in consolidated gross profit was primarily due to gross profit from En Pointe. The decrease in consolidated gross profit margin was due to lower margins resulting from competitive pricing pressures, partially offset by an increase in vendor consideration as a percent of net sales, an increase in mix of solution sales and an increase related to sales accounted for on a net basis.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $33.9 million, or 26%, to $164.6 million in the nine months ended September 30, 2015 from $130.7 million in the nine months ended September 30, 2014. The increase in consolidated SG&A expenses in the nine months ended September 30, 2015 was primarily due to addition of SG&A expenses relating to En Pointe, which includes a $1.6 million non-cash charge related to the lease vacancy in connection with the relocation of En Pointe’s employees from its now redundant historic headquarters in Gardena, California to PCM’s headquarters in El Segundo, California and $1.2 million of acquisition related expenses. The increase in consolidated SG&A expenses also includes a $3.3 million write-off of work-in-process software related to a CRM system which we have abandoned in favor of En Pointe’s production CRM system and a $3.3 million increase in legacy personnel costs. The increase in personnel costs was primarily due to a $1.3 million increase in severance costs related to our cost reduction initiatives and an increase in sales headcount including software sales, advanced solutions and our new Austin office.

Operating Profit (Loss)

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,								Change in
	2015			2014			Change in		Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Operating Profit (Loss)		Profit (Loss) Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$41,273	4.6%		$44,724	5.9%		$(3,451)	(8)%	(1.3)%
Public Sector	9,153	4.3		4,376	2.9		4,777	109	1.4
MacMall	606	0.9		868	1.0		(262)	(30)	(0.1)
Corporate & Other	(54,433)	(4.6	)(1)	(38,810)	(3.9	)(1)	(15,623)	40	(0.7)
Consolidated	$(3,401)	(0.3)%		$11,158	1.1%		$(14,559)	(130)%	(1.4)%

(1)	Operating profit (loss) margin for Corporate and Other is computed based on consolidated net sales. Operating profit (loss) margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating loss was $3.4 million in the nine months ended September 30, 2015 compared to consolidated operating profit of $11.2 million in the nine months ended September 30, 2014, a decrease of $14.6 million, or 130%. Consolidated operating loss for the nine months ended September 30, 2015 was impacted by a $7.8 million increase in special charges, which includes write off of our CRM work-in-process costs, acquisition related fees, lease vacancy costs and severance costs, from $0.5 million in the nine months ended September 30, 2014 to $8.3 million in the nine months ended September 30, 2015. Excluding these special charges, consolidated operating profit would have decreased $6.8 million, or 58%.

Commercial operating profit was $41.3 million in the nine months ended September 30, 2015 compared to $44.7 million in the nine months ended September 30, 2014, a decrease of $3.4 million, or 8%. The decrease in Commercial operating profit was primarily due to the addition of SG&A expenses of En Pointe and increased personnel costs relating to our continued investment in our legacy sales and software businesses, partially offset by a $13.9 million increase in Commercial gross profit.

Public Sector operating profit was $9.2 million in the nine months ended September 30, 2015 compared to $4.4 million in the nine months ended September 30, 2014, an increase of $4.8 million, or 109%. The increase in Public Sector operating profit was primarily due to the addition of En Pointe and a $0.7 million increase in our Federal business operating profit.

MacMall operating profit was $0.6 million in the nine months ended September 30, 2015 compared to $0.9 million in the nine months ended September 30, 2014, a decrease of $0.3 million, or 30%. The decrease in MacMall operating profit was primarily due to a $2.1 million decrease in MacMall gross profit, partially offset by a $0.4 million decrease in advertising expenses, a $0.4 million decrease in personal costs, a $0.4 million decrease in credit card related processing fees and a $0.3 million decrease in legal settlement costs.

Corporate & Other operating expenses were $54.4 million in the nine months ended September 30, 2015 compared to $38.8 million in the nine months ended September 30, 2014, an increase of $15.6 million, or 40%. The increase in Corporate & Other operating expenses was primarily due to additional operating expenses of En Pointe, which includes a $1.6 million non-cash charge related to the lease vacancy discussed above, $1.2 million of acquisition related expenses, a $3.3 million write-off of CRM software work in process discussed above and an increase in legacy personnel costs.

Net Interest Expense

Total net interest expense for the nine months ended September 30, 2015 was $2.7 million compared with $2.4 million in the same period of 2014. The increase in interest expense of $0.3 million was primarily due to an increase in our average total outstanding borrowings during the respective periods.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $2.2 million in the nine months ended September 30, 2015 compared to an income tax expense of $3.8 million in the nine months ended September 30, 2014. Our effective tax rate was 36.8% and 43.1% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in our effective tax rate was primarily due to the effect of research & development tax credits in the nine months ended September 30, 2015.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, was $0.3 million in the nine months ended September 30, 2015 compared to $1.1 million in the nine months ended September 30, 2014.

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

We had cash and cash equivalents of $9.0 million at September 30, 2015 and $8.9 million at December 31, 2014. Our working capital was $26.4 million as of September 30, 2015 and $63.4 million as of December 31, 2014.

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

During the three and nine months ended September 30, 2015, we repurchased a total of 247,620 and 561,744 shares, respectively, of our common stock under this program for a cost of approximately $2.5 and $5.5 million, respectively. From the inception of the program in October 2008 through September 30, 2015, we have repurchased an aggregate total of 3,636,230 shares of our common stock for a total cost of $22.0 million. At September 30, 2015, we had $8.0 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. We are eligible to make annual labor credit claims for eligible employees equal to 20% of eligible salaries, but not to exceed $12,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. As of September 30, 2015, we had a total accrued receivable of $4.0 million related to 2014 and the nine months ended September 30, 2015. We filed our 2014 claim in early 2015. We have received $2.7 million in October 2015 related to our full 2014 claim, and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash used in operating activities was $6.3 million in the nine months ended September 30, 2015 compared to net cash provided by operating activities of $61.7 million in the nine months ended September 30, 2014.

The $6.3 million of net cash used in operating activities in the nine months ended September 30, 2015 was primarily due to a $99.6 million increase in accounts receivable primarily due to the build-up of En Pointe receivables since its acquisition, partially offset by a $67.6 million increase in accounts payable also primarily due to the build-up of En Pointe payables since its acquisition, a $9.7 million increase in accrued expenses and an $8.2 million decrease in inventories.

The $61.7 million of net cash provided by operating activities in the nine months ended September 30, 2014 was primarily due to a decrease in inventory of $71.9 million due to the sell through of a majority of the inventory purchased for specific customer contracts and large strategic purchases made near the end of the year, partially offset by a decrease in accounts payable of $20.4 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $37.0 million in the nine months ended September 30, 2015 compared to $22.8 million in the nine months ended September 30, 2014.

The $37.0 million of net cash used in investing activities in the nine months ended September 30, 2015 was primarily related to $19.7 million of capital expenditures related to purchase of real property in Irvine, California for $5.8 million and Lewis Center, Ohio for $6.0 million, as well as expenditures relating to investments in our IT infrastructure and new ERP systems, and a $17.3 million payment related to our acquisition of En Pointe.

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

Cash Flows from Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2015 was $44.4 million compared to net cash used in financing activities in the nine months ended September 30, 2014 of $43.3 million.

The $44.4 million of net cash provided by financing activities in the nine months ended September 30, 2015 was primarily related to $30.1 million of net borrowings on our line of credit, which includes the funding of the purchase price of En Pointe, $17.7 million of borrowings under notes payable to finance the building acquisitions described above, and a $12.7 million change in book overdraft, partially offset by $5.6 million of common shares repurchased under our stock repurchase plan, $5.4 million of earn-out payments to the sellers of En Pointe and $3.5 million of payments under our notes payables.

The $43.3 million of net cash used in financing activities in the nine months ended September 30, 2014 was primarily related to $55.0 million of net payments on the outstanding balance of our line of credit, partially offset by $11.5 million of borrowings under our notes payable primarily related to our ERP upgrade and our new cloud data center construction.

Line of Credit and Notes Payable. We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On April 7, 2015, we entered into a Fourth Amendment to Third Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent. The Fourth Amendment to our credit facility provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amendment, from $200,000,000 to $250,000,000; (ii) a Maturity Date of September 30, 2018; (iii) an accordion feature to increase our Maximum Credit by $25 million at the option of the Borrowers and satisfaction of certain conditions as described in the Fourth Amendment; and (iv) interest at LIBOR plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, as defined in the agreement, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2015, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2015, we had $103.1 million available to borrow for working capital advances under the line of credit.

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

In March 2015, we completed the purchase of real property in Irvine, California for approximately $5.8 million and financed $4.9 million with a long-term note. The loan agreement provides for a seven year term and a 25 year straight-line, monthly principal repayment amortization period that begins on May 1, 2015 with a balloon payment at maturity in April 2022. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility. In September 2015, we listed the Irvine Property for sale. See Part I, Item 1, Note 4 of the Notes to our Condensed Consolidated Financial Statements of this report for more information.

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

In June 2011, we entered into a credit agreement to finance a total of $10.1 million of the acquisition and improvement costs for the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At September 30, 2015, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 1.91%.

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

Other Planned Capital Projects

ERP and Web Infrastructure Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In this regard, we previously purchased licenses for Microsoft Dynamics AX and other related modules to provide a complete, robust and integrated ERP solution and have expended time, effort and resources to implement this AX solution for our legacy businesses. We believe the implementation and upgrade of our systems should help us to gain further efficiencies across our organizations. Our newly acquired En Pointe business has operated for a number of years on an implemented and successfully functioning SAP system. As a result of the En Pointe acquisition, we considered new issues related to the costs, risks and benefits of either continuing the implementation of our AX solution and moving En Pointe to such AX solution or moving the legacy businesses to the SAP solution. In response, we shifted certain of our IT development efforts towards assessing these respective costs, risks and benefits. There are significant risks and uncertainties in adopting and implementing a new ERP system and as part of our assessment of these alternatives, we considered the fact that En Pointe has been successfully functioning on its SAP system for many years while none of our businesses have operated on the AX system. While we believe the AX solution has many valuable features and that it has been essential that we have undertaken our AX development efforts to date, we have weighed these attributes and the transition risk inherent with any such new solution against the fact that En Pointe, with similar business characteristics and system needs to our legacy businesses, has been successfully operating on its SAP system for a number of years. As a result of the assessments performed through late October 2015, management determined the SAP solution to be the most viable and cost effective option for our consolidated business going forward. To that end, in late October 2015, our management determined, and our Board of Directors approved such determination, to adopt the SAP platform across all of our business units and further approved the non-cash write-off of $21.5 million of work in process software previously capitalized for all major phases of the design, configuration and customization of the AX solution to date. This charge will be recognized in the fourth quarter of 2015. We expect the rollout of SAP to additional major divisions to occur beginning in the second quarter of 2016. We continue to expect the incremental costs of implementing the SAP solution to be approximately $5 million and the rollout of SAP to additional major divisions to occur beginning in the second quarter of 2016, after which we expect to realize significant cost savings and operational efficiencies. This rollout will continue to other major divisions in the subsequent quarters until substantially all of the company is moved to SAP. Upon completion of the rollout, we expect to realize significant synergies and benefits across our entire organization.

During the nine months ended September 30, 2015, we wrote off approximately $3.3 million of work-in-process software related to a CRM system, which we have abandoned in favor or En Pointe’s production CRM system, and included the charge as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2014. As of September 30, 2015, there has been no material change in any off-balance sheet arrangements since December 31, 2014.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 12 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and nine months ended September 30, 2015 other than compensation arrangements in the ordinary course of business.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategies, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

●	our ability to execute and benefit from our business strategies; including but not limited to, business strategies related to and strategic investments in our IT systems, investments in our planned new data center, our reorganization strategy, our brand strategy and initiatives to unify our commercial brands, our efforts to expand our sales of value-added services and solutions offerings, and real estate acquisitions and dispositions;
●	our use of management information systems and their need for future support or upgrade;
●	our expectations regarding the timing, costs and benefits of our ongoing or planned IT systems and communications infrastructure upgrades;
●	our expectations regarding the business impact and accounting treatment of recent acquisitions, including any additional charges that may be taken in future periods;
●	our expectations regarding key personnel and our ability to hire new and retain such individuals;
●	our competitive advantages and growth opportunities;
●	our ability to increase revenues and profitability;
●	our expectation regarding general economic uncertainties and the related potential negative impact on our profit and profit margins, as well as our financial condition, liquidity and future cash flows;

●	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;
●	our plans to invest in and enhance programs and training to align us with our key vendor partners;
●	our ability to generate vendor supported marketing;
●	our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility and other long-term debt;
●	the expected results or profitability of any of our individual business units in future periods;
●	the impact on accounts receivable from our efforts to focus on sales in our Commercial and Public Sector segments;
●	our ability to penetrate the public sector market;
●	our beliefs relating to the benefits to be received from our Philippines office and Canadian call center, including tax credits and reduction in labor costs over time;
●	our belief regarding our exposure to currency exchange and interest rate risks;
●	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future advertising levels and the effect on consumer sales;
●	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
●	our expectations regarding the ability of our marketing programs or campaigns to stimulate additional purchases or to maximize product sales;
●	our ability to limit risk related to price reductions;
●	our belief regarding the effect of seasonal trends and general economic conditions on our business and results of operations across all of our segments;
●	our expectations regarding competition and the industry trend toward consolidation;
●	the anticipated impact of reductions in sales to certain large enterprise customers;
●	our expectations regarding the impact of investments we are making in the area of sales headcount, software and advanced technology solutions;
●	our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business;
●	our expectations with respect to changes in our unrecognized tax benefits;
●	our compliance with laws and regulations;
●	our beliefs regarding the applicability of tax statutes, regulations and governmental tax regulatory positions;
●	our expectations regarding the impact of accounting pronouncements;
●	our expectations regarding any future repurchases of our common stock, including the financing of any such repurchases;
●	our belief that backlog is not useful for predicting our future sales;
●	our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and
●	the likelihood that new laws and regulations will be adopted with respect to the Internet, privacy and data security that may impose additional restrictions or burdens on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. At September 30, 2015, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2015. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the LIBOR, plus a margin. At September 30, 2015, we had $82.9 million outstanding under our line of credit and $37.3 million outstanding under our notes payable with variable interest rates. As of September 30, 2015, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and notes payable would be to increase our annual interest expense by approximately $1.2 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Condensed Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of September 30, 2015, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our success is dependent on the accuracy and proper utilization of our management information systems and our communications systems. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded solutions can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System, which was supported by HP until December 2010. We currently contract with a third party service provider specializing in maintenance and support of this system to provide us adequate support until we finalize the upgrade of this system to the SAP platform historically utilized by our recently acquired En Point business. Any interruption, corruption, degradation or failure of our management information systems or communications systems could adversely impact our ability to receive and process customer orders on a timely basis.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by Microsoft and HP represented approximately 14% and 13%, respectively, of our gross billed sales (excluding the impact of sales reported on a net basis) in the three months ended September 30, 2015, and products manufactured by HP and Apple represented approximately 17% and 12%, respectively, of our gross billed sales in the three months ended September 30, 2014. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

Certain of our vendors provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our vendors, including Apple, Cisco, Dell, HP, Ingram Micro, Lenovo, Microsoft and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with many of our vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple, HP or Microsoft, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow. For example, the amount of vendor consideration we receive from a particular vendor may be impacted by a number of events outside of our control, including acquisitions, divestitures, management changes or economic pressures affecting such vendor, any of which could materially affect the amount of vendor consideration we receive from such vendor.

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

Substantially all of our agreements with vendors are terminable upon 30 days’ notice or less. For example, while we are an authorized dealer for Apple, HP and Microsoft products, they can terminate our dealer agreements upon 30 days’ notice. Vendors that currently sell their products through us could decide to sell, or increase their sales of, their products directly or through other resellers or channels. Any termination, interruption or adverse modification of our relationship with a key vendor or a significant number of other vendors would likely adversely affect our operating income, cash flow and future prospects.

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

One element of our business strategy involves the potential expansion through opportunistic acquisitions of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, enter new geographic markets, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. No assurance can be given that the benefits or synergies we may expect from the acquisition of companies or businesses will be realized to the extent or in the time frame we anticipate. We may lose key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans. In addition, acquisitions may involve a number of risks and difficulties, including expansion into new geographic markets and business areas in which our management has limited prior experience, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and management information (ERP) systems, changing relationships with customers, suppliers and strategic partners, differing regulatory requirements in new geographic markets and new business areas, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of acquired companies or otherwise related to the acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

We derive a significant amount of our gross sales from products sold out of inventory at our distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of inventory stocked at our distribution facilities. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion, and because our distribution facilities sometimes stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our gross margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from Apple, HP, Microsoft and certain other vendors, but these rights vary by product line, are subject to specified conditions and limitations, and can be terminated or changed at any time.

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

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support, and we have recently entered the Canadian market in connection with a business acquisition. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In April 2015, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program originally adopted in October 2008 (the “Stock Repurchase Program”). Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. From the inception of the program in October 2008 through September 30, 2015, we have repurchased an aggregate total of 3,636,230 shares of our common stock for a total cost of $22.0 million. At September 30, 2015, we had $8.0 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

A summary of the repurchase activity for the three months ended September 30, 2015 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	56,548	$9.95	56,548	$9,930
August 1, 2015 to August 31, 2015	175,146	10.19	175,146	8,145
September 1, 2015 to September 30, 2015	15,926	9.90	15,926	7,987
Total	247,620		247,620

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	PCM, Inc. 2012 Equity Incentive Plan, as amended effective July 21, 2015 (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2015 Annual Meeting of Stockholders filed with the Commission on June 19, 2015)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, or compensatory plan or arrangement.

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: November 9, 2015	By:	/s/ Brandon H. LaVerne
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

