Form 10-K
period 2015-12-31
PCM, INC.
filed 2016-03-15
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2015, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $93.3 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2016, the registrant had 11,841,569 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PCM, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

●	our ability to execute and benefit from our business strategies, including but not limited to, business strategies related to and strategic investments in our internal organization and focus on practice groups and sales of end-point solutions, advanced technologies, managed services and software solutions, leveraging our key vendor partner relationships, identifying and driving further operational efficiencies or successfully effecting our acquisition strategies including integrating our most recent acquisitions;
●	our use of management information systems and their need for future support or upgrade;
●	our expectations regarding the timing, costs and benefits of our ongoing or planned IT systems and communications infrastructure upgrades;
●	our expectations regarding the business impact and accounting treatment of recent acquisitions, including any additional charges that may be taken in future periods;
●	our expectations regarding key personnel and our ability to hire new and retain such individuals;
●	our competitive advantages and growth opportunities;
●	our ability to increase revenues and profitability;
●	our expectation regarding general economic uncertainties and the related potential negative impact on our profit and profit margins, as well as our financial condition, liquidity and future cash flows;
●	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;
●	our plans to invest in and enhance programs and training to align us with our key vendor partners;
●	our ability to generate vendor supported marketing;
●	our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility and other long-term debt;
●	the expected results or profitability of any of our individual business units in future periods;
●	the impact on accounts receivable from our efforts to focus on sales in our Commercial and Public Sector segments;
●	our ability to penetrate the public sector market;
●	our beliefs relating to the benefits to be received from our international operations, including in Canada, the Philippines and Pakistan, including the impact of taxes and labor costs in such operations;
●	our belief regarding our exposure to currency exchange and interest rate risks;
●	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future marketing and advertising levels and the effect on sales;
●	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
●	our expectations regarding the ability of our marketing programs or campaigns to stimulate additional purchases or to maximize product sales;
●	our ability to limit risk related to price reductions;
●	our belief regarding the effect of seasonal trends and general economic conditions on our business and results of operations across all of our segments;
●	our expectations regarding competition and the industry trend toward consolidation;
●	the anticipated impact of reductions in sales to certain large enterprise customers;
●	our expectations regarding the impact of investments we are making in the area of sales headcount, software and advanced technology solutions;
●	our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business;
●	our expectations with respect to changes in our unrecognized tax benefits;
●	our compliance with laws and regulations;
●	our beliefs regarding the applicability of tax statutes, regulations and governmental tax regulatory positions;
●	our expectations regarding the impact of accounting pronouncements;
●	our expectations regarding any future repurchases of our common stock, including the financing of any such repurchases;
●	our belief that backlog is not useful for predicting our future sales;

●	our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and
●	the likelihood that new laws and regulations will be adopted with respect to the Internet, privacy and data security that may impose additional restrictions or burdens on our business.

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

***

ITEM 1. BUSINESS

Our Company

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force, field and internal service teams, direct marketing channels and state of the art owned and operated data centers. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Samsung, Symantec and VMware. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

Over the past several years, our company has grown in part through the acquisition and internal cultivation of many different brands. We historically differentiated our brands primarily based on the identity of the customers. After carefully examining the markets we serve and the trends taking shape in the marketplace, we believe our commercial customers will benefit from a more unified and streamlined brand strategy. Accordingly, we changed our legal corporate name from PC Mall, Inc. to PCM, Inc. effective December 31, 2012 and our NASDAQ ticker symbol from MALL to PCMI effective January 2, 2013. In addition, we combined our primary commercial subsidiaries PC Mall Sales, Inc., Sarcom, Inc. and PC Mall Services, Inc. into a single subsidiary effective December 31, 2012. The combined subsidiary now operates under the unified commercial brand PCM. Further, in connection with the rebranding, our PC Mall Gov, Inc. subsidiary changed its name to PCMG, Inc. and now operates under the PCM-G brand. We believe this unification provides an improved customer experience, operational synergies and benefits to all of our stakeholders, providing a brand that better represents the value-added solutions provider we are today.

In 2015, we completed several strategic acquisitions to increase the capabilities, scale and value we provide our customers and partners, as follows:

●	April 2015: We acquired certain assets of En Pointe Technologies, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. This acquisition has significantly enhanced our relationships with several key vendor partners, provided incremental advanced technical certifications and operational expertise in key practice areas, and has provided our consolidated business significantly increased scale, especially in the enterprise and public sector spaces.

●	October 2015: We acquired Acrodex, Inc., an Edmonton, Alberta (Canada) based solution provider. Acrodex provides full end-to-end infrastructure solutions primarily to Canadian based commercial and governmental customers from initial plan and design, through procurement and installation, to full support and on-going management. Acrodex’s core business areas include software value-added reseller services, software asset management and hardware sales and services, including client device products, servers, storage, networks, printers and a full complement of accessories and devices. Services are a significant component to Acrodex’s product mix and include managed services, cloud-based services, consulting, IT management and other IT service areas. This acquisition enhances our ability to provide full solutions to customers across the United States and Canada.

●	December 2015: We acquired certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG), including the TigerDirect brand, the right to hire approximately 400 B2B sales representatives located across the United States and Canada, all rights to the NATG B2B customer list, certain B2B customer and vendor contracts, trademarks and other intellectual property rights and certain fixed assets and equipment. This acquisition brings tremendous scale and opportunity to PCM in the prized SMB space.

In connection with our 2015 acquisitions and our resulting entrance into selling products, services and solutions in the Canadian market, we formed a new operating segment called Canada. This segment includes our operations related to these Canadian market activities, beginning as of the respective dates of the Acrodex and Tiger Direct acquisitions. As a result, we operate under four reportable operating segments - Commercial, Public Sector, MacMall and Canada. Our segments are primarily aligned based upon their respective customer base. We sell primarily to customers in the United States and Canada, and maintain offices throughout the United States and Canada, as well as in Manila, Philippines. In 2015, we generated approximately 76% of our revenue in our Commercial segment, 17% of our revenue in our Public Sector segment, 6% of our revenue in our MacMall segment and 1% of our revenue in our Canada segment. Additional information regarding our segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Our Strategy

In order to create a more effective, organized and agile organizational structure, we created multiple internal practice groups organized to ensure we have the right go-to-market strategy to enhance and accelerate our growth and market relevance. As a result, our strategy includes seeking growth across these different practice areas as follows:

Increase Our Core Sales of End Point Technologies

Our End Point Technologies Group (ETG) is focused on the delivery of solutions in the following areas:

●	Mobility
●	Desktop
●	Digital Signage
●	POS
●	Print
●	Field & Lifecycle Services

The ETG team includes pre-sales, engineering, post sales delivery and vendor management teams, and is designed to drive sales of hardware and solutions in the core end point technologies that customers demand. By leveraging our inside and field sales teams across the United States and Canada, and our e-Commerce and logistics capabilities, we are able to effectively and efficiently tailor unique offerings to our diverse customer base. We are focused on driving growth through expanding our relationships with our existing customers as well as seeking new customers through targeted account acquisition efforts. We have expanded our local presence across the United States by adding sales representatives to our centralized sales teams in order to achieve enhanced market penetration.

We place significant strategic emphasis on increasing the productivity and tenure of our existing sales force by enhancing our training and tools, optimizing our technical pre-sales resources and other support functions, expanding our reach into higher value customer opportunities and realigning our commercial account executives and corporate and enterprise accounts under a more unified brand and go to market strategy. Through these efforts we intend to better equip our account executives to evaluate, understand and deliver profitable technology solutions that address our customers’ IT needs with a superior customer experience in a changing IT environment.

Increase Our Sales of Advanced Technologies

Our Advanced Technologies Group (ATG) is focused on the creation and delivery of advanced solutions in the following areas:

●	Data Center
●	Networking
●	Security
●	Professional & Consulting Services

Our commercial customers are increasingly consuming IT in different and evolving ways. As a result, they are utilizing more complex services and solutions, and it is a key part of our strategy to tailor our offerings to leverage these market dynamics. We believe we have significant opportunities for growth and increased profitability by continuing to invest in, and enhance, our advanced technology portfolio. Our ATG team includes pre-sales, engineering, post sales delivery and vendor management teams. Our professional and consulting services are used to design, deploy, implement and manage complex solutions surrounding our customers’ needs across their organizations. We create value by leveraging technology to solve our customers’ complex needs, with the ultimate intent to help them drive down operational costs. We intend to continue to invest in sales and technical competencies to drive solutions-centric sales to commercial customers. We have continued to add specializations with our top partners in an effort to better align us with their respective growth strategies.

To better support our customers and as a reflection of our focus on customer satisfaction, we have invested heavily in growing the number of certified engineers, technicians and project managers providing on-site support to our clients. These professionals, who collectively hold thousands of technical certifications, support a wide variety of technology services and solutions and, along with our strong industry relationships with our key vendor partners, are augmented by a nationwide network of service providers, which act as our subcontractors to increase our reach into all of our geographical markets and allow us to deliver the most appropriate solutions for our customers. Our IT services, whether they are delivered by us or through our partners, complement our offerings and allow us to develop complete solutions to meet our customers’ needs.

Increase Our Sales of Managed Technologies

Our Managed Technologies Group (MTG) is focused on the creation and delivery of managed services and cloud offerings in the following areas:

●	Private, Public and Hybrid Cloud Solutions
●	Remote Systems Monitoring and Management

We have invested heavily in our MTG in order to help customers with the assessment, migration, integration and managed services necessary to simplify the cloud adoption process. We offer cloud based solutions by utilizing our new hybrid cloud data center that we opened in mid-2014 near Columbus, Ohio, which complements our other data centers near Atlanta, Georgia as well as a network of partners in the United States and Canada. We maintain Network Operating Centers (NOCs) within each of our data centers to provide 24/7 monitoring and management of customers’ systems wherever they are located. We believe that the operation of our own data centers provides incremental value to our customers that is unmatched in our space.

Increase Our Sales of Software Solutions

One of our core strategies include growth in our software solution sales. We have made significant investments in this area to help our customers optimize their licensing infrastructure, better understand their needs, evaluate their existing assets and consult on implementation strategies. We offer our customers expertise in the following areas:

●	Local Support Staff
●	Licensing Expertise
●	Cloud Solutions Specialists
●	Microsoft Professional Services
●	Microsoft Contract Support
●	24 x 7 Cloud Help Desk
●	Agreement Onboarding
●	Agreement Lifecycle Services
●	Strategic Funding Access
●	Market Intelligence
●	Cost Analysis & Licensing Assessments
●	Cloud Envisioning Sessions
●	Software Asset Management

With the acquisition of En Pointe in early 2015, we significantly expanded and enhanced our capabilities to service customers in this area, and we believe that understanding our customers’ core software needs will help drive conversations surrounding other hardware and solutions. We intend to leverage our existing resources, continue to train our sales account executives and provide a high level of support to our customers.

Leverage our Strong Partnerships with Key Vendors

We believe it is important to leverage our strong relationships with key OEM and publisher vendor partners such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Symantec and VMWare and other key partners on a company-wide basis. We believe our long-standing relationships with our key vendor partners give us increased visibility and legitimacy in the minds of our customers and provide us key insights related to new and existing technology products, services and solutions, roadmaps for such offerings and other critical industry dynamics. These insights help to ensure that our sales and marketing organizations are knowledgeable and well positioned to profitably understand, market, sell and deliver these technologies to our customers, allowing us to meet our customers’ evolving and increasingly complex technology needs.

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

Identify and Drive Further Operational Efficiencies

We utilize a centralized infrastructure for our back-office capabilities. In order to free our sales and marketing organizations to increase their focus on our existing and prospective customers, we maintain centralized IT, finance, human resources, and other support functions. We believe that leveraging a centralized model for these critical back-office functions drives a more efficient overall cost structure and allows us to more cost effectively introduce new tools to our sales and marketing organizations. As an additional part of our strategy to drive cost advantages and operational efficiencies, we also have located a significant number of personnel related to these functions in Asia and intend to continue with this strategy. As an additional key part of our strategy to identify and drive operational efficiencies, we are currently upgrading many of our disparate IT systems to SAP. We believe the implementation and upgrade should help us to gain further efficiencies across our organization.

Selectively Pursue and Integrate Strategic Acquisitions

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

Our ability to complete acquisitions in the future will depend on our ability to fund such acquisitions with our internally available cash, cash generated from operations, amounts available under our existing credit facilities, additional borrowings or from the issuance of additional securities. In 2015, we completed three strategic acquisitions and we expect to focus in 2016 on integrating these acquisitions in an effort to maximize their return on our investment.

Our Sales and Marketing Approach

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

Marketing Activities. We design our marketing programs to attract new customers and to stimulate additional purchases by existing customers. Our marketing programs are tailored for the specific needs of our various customer segments and within the end point technology, advanced technology and managed technology practices. We utilize sophisticated analytic tools designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques. The analytic tools combine optimization techniques with multiple models to more effectively match offers to individuals and businesses in an effort to provide the most profitable results.

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

Online Marketing. eCommerce marketing programs and capabilities, such as affiliate marketing, search engine optimization, email and search engine marketing, are essential components of our customer acquisition and retention strategy. We operate several websites, including pcm.com, pcmg.com, macmall.com, tigerdirect.com, globalgoved.com and abreon.com. Our websites offer features such as online ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate commercial, customized extranets to provide businesses and their employees with an online purchasing channel with custom catalogs, pricing, security, asset management and workflow configurable to our customers’ needs. These extranet sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing our associated account executive’s time for other tasks.

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

	Years Ended December 31,
	2015	2014	2013
Software (1)	28.4%	17.5%	16.0%
Notebooks & Tablets	18.1	20.7	23.2
Desktops	7.6	10.3	9.8
Networking	7.5	9.9	8.3
Delivered services	7.4	8.6	8.9
Manufacturer service and warranty (1)	6.6	6.1	5.3
Displays	4.2	4.5	5.2
Storage	3.9	5.0	5.4
Servers	3.3	3.2	2.6
Accessories	3.0	3.0	2.8
Input devices	2.7	2.5	2.7
Other (2)	7.3	8.7	9.8
Total	100.0%	100.0%	100.0%

(1)	Software, including software licenses, maintenance and enterprise agreements, and manufacturer service and warranties are shown, for purposes of this table, on a gross sales billed to customers basis, net of returns and do not reflect the net down impact related to revenue recognition for sales of such products.
(2)	All other includes power, printers, supplies, consumer electronics, memory, iPod/MP3 and miscellaneous other items.

Purchasing and Inventory

Effective purchasing is a key element of our strategy to provide technology products and solutions at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return and price protection policies and certain other vendor consideration. Products manufactured by HP Inc. accounted for 11%, 18% and 21% of our net sales in 2015, 2014 and 2013. Products manufactured by Apple represented approximately 9%, 15% and 17% of our net sales in 2015, 2014 and 2013. Products manufactured by Microsoft represented approximately 14%, 10% and 7% of our net sales in 2015, 2014 and 2013. We are also linked electronically with 22 distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. These arrangements allow us to reduce inventory carrying costs, achieve higher order fill rates and improve inventory turns.

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

Distribution

We have historically directly operated a full-service 212,000 square feet distribution center in Memphis, Tennessee, an 84,640 square feet warehouse facility in Columbus, Ohio, which includes a 20,000 square feet configuration center, and a 20,254 square feet warehouse facility in Irvine, California. The Memphis warehouse has been our primary distribution center, strategically located near the FedEx main hub in Memphis, while our Columbus and Irvine warehouses have primarily functioned as custom configuration and distribution centers for our commercial customers. With the evolution of our business, we have recently evaluated our Memphis operation and considered the alternative of more heavily relying on the effective and vast network of our electronically connected distributor and vendor partners. Based on this evaluation, we have made the decision going forward to leverage the logistics and configuration services of our distributor and vendor partners and our sophisticated configuration center in Columbus, Ohio in replacement of our historic warehousing and distribution operations of our directly operated Memphis facility. We expect this new approach to improve our operating efficiency while maintaining appropriate warehousing and distribution service levels to our customers. We believe that our warehousing and distribution facilities and relationships are adequate for our current and foreseeable future needs.

Our warehouse and distributor partners also provide us with electronic purchasing and drop shipping systems for products that we do not maintain in stock in our directly owned inventory. Twenty-two distributors and manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit orders electronically for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, service level, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received and we expect to continue to leverage these capabilities.

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

Our success is dependent on the accuracy and proper utilization of our management information systems and our communications systems. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded solutions can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System, which was supported by HP until December 2010. We currently contract with a third party service provider specializing in maintenance and support of this system to provide us adequate support until we finalize the upgrade of this system to SAP, which is more fully described in Part II, Item 7 of this report under “ERP Upgrades.” Any interruption, corruption, degradation or failure of our management information systems or communications systems could adversely impact our ability to receive and process customer orders on a timely basis.

Many of our systems are located in our data centers in El Segundo, California, Columbus, Ohio and Atlanta, Georgia. These data centers now provide geographic redundancy for certain critical systems.

Competition

The business of selling information technology products, solutions and services is highly competitive. We compete with a variety of companies that can be divided into several broad categories:

●	other technology solution providers and direct marketers, including CDW, Insight Enterprises and PC Connection;
●	large value added resellers such as CompuCom Systems, Pomeroy IT Solutions and World Wide Technology;
●	government resellers such as CDWG and GovConnection;
●	computer retail stores and resellers, including superstores such as Best Buy, Office Depot and Staples;
●	hardware and software vendors such as Apple, Hewlett Packard Enterprise, HP Inc. and Dell that sell or are increasing sales directly to end users;
●	online resellers, such as Amazon.com and Newegg.com;
●	software focused resellers such as Soft Choice and SHI; and

●	other direct marketers and value added resellers of information technology products, solutions and services.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2015, 2014 and 2013 are summarized in Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

In connection with our acquisitions of Acrodex and certain Canadian assets of Systemax’s North American Technology Group in October and December 2015, respectively, and our resulting commencement of selling products, services and solutions in the Canadian market, we formed a new Canada operating segment. This segment includes our operations related to these Canadian market activities, beginning as of the respective dates of these acquisitions. As a result, we operate under four reportable operating segments - Commercial, Public Sector, MacMall and Canada. Our segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other.

Employees

At December 31, 2015, we had 3,665 full-time and 74 part-time employees, consisting of 2,317 in the United States, 880 in Canada and 542 in the Philippines. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

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

Based upon current law, some of our affiliated companies currently collect and remit sales and use tax only on sales of products or services to residents of the states in which they have a physical presence or have voluntarily registered. Various state taxing authorities have sought to impose on companies with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products or services shipped or sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. In addition, a number of bills may be introduced or are pending before federal and state legislatures that would potentially expand our tax collection or reporting responsibility. Until these legislative efforts have run their course and the courts have considered and resolved some cases involving these tax collection and reporting issues, there can be no assurance that future laws or interpretations of existing laws imposing taxes or other regulations on direct marketing or Internet commerce would not substantially impair our growth or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Apple, Cisco, Dell, HP, Lenovo and Microsoft. For example, products manufactured by HP represented approximately 11% and 18% of our net sales in the year ended December 31, 2015 and 2014, respectively, products manufactured by Apple represented approximately 9% and 15% of our net sales in the year ended December 31, 2015 and 2014, respectively, and products manufactured by Microsoft represented approximately 14% and 10% of our net sales in the year ended December 31, 2015 and 2014, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

Certain of our vendors provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our vendors, including Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Ingram Micro, Lenovo, Microsoft and Tech Data, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with many of our vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our catalog publication and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising mediums. Any termination or interruption of our relationships with one or more of these vendors, particularly Apple, Hewlett Packard Enterprise, HP Inc. or Microsoft, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow. For example, the amount of vendor consideration we receive from a particular vendor may be impacted by a number of events outside of our control, including acquisitions, divestitures, management changes or economic pressures affecting such vendor, any of which could materially affect the amount of vendor consideration we receive from such vendor.

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

One element of our business strategy involves the potential expansion through opportunistic acquisitions of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, enter new geographic markets, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. In 2015, we completed three strategic acquisitions and are focused on integrating these acquisitions into our operations. No assurance can be given that the benefits or synergies we may expect from the acquisition of companies or businesses will be realized to the extent or in the time frame we anticipate. We may lose key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans. In addition, acquisitions may involve a number of risks and difficulties, including expansion into new geographic markets and business areas in which our management has limited prior experience, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and management information (ERP) systems, changing relationships with customers, suppliers and strategic partners, differing regulatory requirements in new geographic markets and new business areas, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of acquired companies or otherwise related to the acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

An important element of our business is focused on commercial and public sector sales and related market share growth. In competing in these markets, we face numerous risks and challenges, including competition from a wider range of sources and the need to continually develop and enhance strategic relationships. We cannot assure you that our focus on commercial and public sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business or results of operations. Moreover, contracting with governmental departments and agencies involves additional risks, such as longer payment terms, limited recourse against the government agency in the event of a business dispute, requirements that we provide representations, warranties and indemnities related to the products, services and solutions we sell, the potential lack of a limitation of our liability for damages from our product sales or our provision of services to the department or agency, and the potential for changes in statutory or regulatory provisions that negatively affect the profitability of such contracts. Similarly, many large commercial businesses also require us to regularly enter into complex contractual relationships involving various risks and uncertainties such as requirements that we provide representations, warranties and indemnities to our customers and potential lack of limitation of our liability for damages under some of such contracts.

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

Based upon current interpretations of existing law, some of our affiliated companies currently collect and remit sales or use tax only on sales of products or services to residents of the states in which they have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on companies with certain limited contacts with the taxing state such as delivery of purchased goods only by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state companies. Furthermore, court cases have upheld tax collection obligations on companies, including companies whose contacts with the taxing state were quite limited. States have also successfully imposed sales and use tax collection responsibility upon in-state manufacturers that agree to act as a drop shipper for the out-of-state seller, giving rise to the risk that such taxes may be imposed indirectly on the out-of-state seller. We believe our operations in states in which we have had no physical presence are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. Various state laws, regulations and taxing authorities have sought to impose on companies with no physical presence in the taxing state the burden of collecting or reporting information related to state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. There can be no assurance that existing or future laws that impose taxes, tax collection obligations or other regulations on out-of-state companies would not substantially impair our growth or otherwise have a material adverse effect on our business, results or operations and financial condition.

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

If we fail to accurately predict and manage our inventory risks, our gross margins may decline as a result of required inventory write downs due to lower prices obtained from older or obsolete products.

We derive a significant amount of our gross sales from products sold out of owned inventory at our directly operated and distributor partner warehouse and distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of such inventory. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion, and because at times we may stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our gross margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from some of our largest vendor partners, but these rights vary by product line, are subject to specified conditions and limitations and can be terminated or changed at any time. We also recently have decided to move more of our inventory warehousing and distribution functions to third party distributor partners in replacement of our historic directly operated facility in Memphis Tennessee. Moving these operations to third party facilities will result in greater dependence on these third parties for portions of our warehousing and distribution needs. As a result, we will now be subject to third party contractual relationships for these replaced operations, which could result in future cost increases and other contractual risk allocations which we have not historically faced and may not be able control.

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

Our headquarters, customer service center and a part of our infrastructure, including computer servers, are located near Los Angeles, California and in other areas that are susceptible to earthquakes, floods, severe weather and other natural disasters. Our distribution facilities house the product inventory from which a material amount of our orders may be shipped, and are located in areas that are susceptible to natural disasters and extreme weather conditions such as earthquakes, fire, floods and major storms. Our operations in the Philippines are also in an area that is periodically subject to extreme weather. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and communications systems, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, power outages in any locations where our systems are located could disrupt our operations. We currently are in process of developing a formal disaster recovery plan and certain of our subsidiaries have geographical redundancies for web and critical information systems. Our business interruption insurance may not adequately compensate us for losses that may occur.

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

The business of direct marketing of the products, services and solutions we sell is highly competitive and driven in large part by price, product, service and solutions availability, speed and accuracy of delivery and performance, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, availability of talented sales and service personnel and the availability of technical information. We compete with other direct marketers, including CDW, Insight Enterprises and PC Connection. In addition, we compete with large value added resellers such as CompuCom Systems and World Wide Technology, and computer retail stores and resellers, including superstores such as Best Buy and Staples, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com and Newegg.com, government resellers such as CDWG and GovConnection, software focused resellers such as Soft Choice and Software House International and other direct marketers and value added resellers of hardware, software and computer-related and electronic products. In the direct marketing and Internet retail industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

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

We are exposed to the risks of business and other conditions in Asia and Canada.

All or portions of certain of the products we sell are produced, or have major components produced, in Asia. We engage in U.S. dollar denominated transactions with U.S. divisions and subsidiaries of companies located in that region as well. We have also recently entered the Canadian market with our Acrodex and Systemax acquisitions. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, such as fluctuating oil prices, political instability, tariffs and taxes, availability of products, natural disasters and currency fluctuations in the U.S. dollar versus the regional currencies. In the past, countries in Asia have experienced volatility in their currency, banking and equity markets. Future volatility could adversely affect the supply and price of the products we sell and their components and ultimately, our results of operations.

We also maintain an office in the Philippines and third party back office support from Pakistan, as a result of our En Pointe acquisition, and we may increase these and other offshore operations in the future. Establishing offshore operations may entail considerable expense before we realize cost savings, if any, from these initiatives. The risks associated with doing business overseas and international events could prevent us from realizing the expected benefits from our Philippines or Pakistan operations or any other offshore operations that we may establish.

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

We have operation centers in Canada, the Philippines and Pakistan that provide back-office administrative support and customer service support, and we recently began selling products, services and solutions in the Canadian market in connection with two business acquisitions. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2015, we operated in over 1,000,000 square feet of space in the United States, Canada and the Philippines. We lease a total of approximately 715,000 square feet of space primarily used for office, distribution and data center purposes. We also own approximately 328,000 square feet of space, primarily used for our corporate headquarters, data center and warehouse purposes. Each of our facilities is utilized by one or more of our segments.

Our principal facilities at December 31, 2015 are set forth in the table below:

Description	Sq. Ft.	Location
Main Distribution Center	212,000	Memphis, TN
Midwest Regional Headquarters, Sales Office and Distribution Center(1)	144,000	Lewis Center, OH
Corporate Headquarters and Sales Office(1)	83,864	El Segundo, CA
Acrodex Headquarters and Sales Office	63,611	Edmonton, Alberta
Irvine Sales Office and Distribution Center(1)	60,072	Irvine, CA
New Albany Data Center(1)	30,850	New Albany, Ohio
Roswell Data Center	23,200	Roswell, Georgia

(1)	Owned.

In March 2015, we completed the purchase of real property in Irvine, California (the “Irvine Property”) for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,072 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space. In September 2015, we listed the Irvine Property for sale. Under a broker agreement, the Irvine Property is available for immediate sale in its present condition and it is being actively marketed for sale.

In January 2015, we completed the purchase of the real property located at Lewis Center, Ohio (our “Midwest Regional Headquarters, Sales Office and Distribution Center” included in the table above) for a total of $6.6 million. The real property is located in Lewis Center, Ohio and includes approximately 12.4 acres of land together with a building for office and warehouse space of approximately 144,000 square feet.

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

Our common stock has been publicly traded on the Nasdaq Global Market since our initial public offering on April 4, 1995 and currently trades under the symbol PCMI. The following table sets forth the range of high and low sales price per share for our common stock for the periods indicated, as reported on the Nasdaq Global Market:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2015
First Quarter	$9.93	$8.92
Second Quarter	10.33	9.01
Third Quarter	10.70	8.75
Fourth Quarter	10.00	8.75
Year Ended December 31, 2014
First Quarter	$10.98	$9.25
Second Quarter	10.79	9.66
Third Quarter	11.82	8.95
Fourth Quarter	10.60	7.42

As of the close of business on March 9, 2016, there were approximately 20 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the three months ended December 31, 2015 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	11,554	$9.17	11,554	$7,881
November 1, 2015 to November 30, 2015	4,265	9.51	4,265	7,841
December 1, 2015 to December 31, 2015	23,940	9.44	23,940	7,615
Total	39,759		39,759

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

We repurchased a total of 601,503 shares of our common stock under this program during the year ended December 31, 2015 for a total cost of approximately $5.9 million. From the inception of the program in October 2008 through December 31, 2015, we have repurchased an aggregate total of 3,675,989 shares of our common stock for a total cost of $22.4 million. At December 31, 2015, we had $7.6 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2010. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

	Measurement Period (fiscal years covered)
	12/10	12/11	12/12	12/13	12/14	12/15
PCM, Inc.	$100.00	$82.96	$82.03	$135.67	$125.76	$131.18
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Retail Trade	100.00	100.28	125.79	178.89	181.68	245.00

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2012 and 2011 along with the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 presented below were derived from our consolidated financial statements which are not included elsewhere herein.

	Years Ended December 31,
	2015	2014(1)	2013(1)	2012(1)	2011(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Net sales	$1,661,948	$1,356,362	$1,359,999	$1,342,298	$1,347,302
Cost of goods sold	1,437,621	1,164,295	1,170,500	1,158,168	1,166,504
Gross profit	224,327	192,067	189,499	184,130	180,798
Selling, general and administrative expenses	249,809 (4)	176,362	171,279	170,119	168,372
Other items(2)(3)	—	—	—	393	(429)
Operating profit (loss)	(25,482)	15,705	18,220	13,618	12,855
Interest expense, net	3,860	3,180	3,340	3,791	3,284
Income (loss) from continuing operations before income taxes	(29,342)	12,525	14,880	9,827	9,571
Income tax expense (benefit)	(11,394)	5,490	6,235	4,134	4,714
Income (loss) from continuing operations	(17,948)	7,035	8,645	5,693	4,857
Loss from discontinued operations, net of taxes	(310)	(1,570)	(516)	(599)	(1,725)
Net income (loss)	$(18,258)	$5,465	$8,129	$5,094	$3,132

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$(1.49)	$0.57	$0.75	$0.47	$0.40
Loss from discontinued operations, net of taxes	(0.03)	(0.12)	(0.05)	(0.05)	(0.14)
Net income (loss)	$(1.52)	$0.45	$0.70	$0.42	$0.26

Diluted EPS:
Income (loss) from continuing operations	$(1.49)	$0.55	$0.73	$0.47	$0.39
Loss from discontinued operations, net of taxes	(0.03)	(0.13)	(0.05)	(0.05)	(0.14)
Net income (loss)	$(1.52)	$0.42	$0.68	$0.42	$0.25

(1)	In 2014, the consolidated statement of operations data for this period was recast to reflect the discontinued operations of all of our retail stores and the OnSale and eCost businesses.
(2)	2012 includes a $0.5 million charge related to a customer’s demand for credit for software maintenance for which we had paid the vendor and were not able to obtain reimbursement and a $0.1 million decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition.
(3)	2011 includes a $1.2 million decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition and a $0.8 million write-down of indefinite-lived trademark based on reassessment of its remaining useful life in 2011.
(4)	Includes a $25.4 million write-off of internally developed software work in process related to our upcoming ERP and CRM systems, in favor of a ERP and CRM systems already configured and in production at En Pointe.

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,176	$8,892	$9,992	$6,535	$9,484
Working capital	(9,165)	63,425	57,595	55,394	45,277
Total assets	600,173	389,190	434,822	365,735	378,536
Short-term debt	4,799	3,741	1,167	812	1,015
Line of credit	162,439	52,795	110,499	87,630	91,852
Long-term debt, excluding current portion	21,454	22,415	13,742	10,960	8,984
Total stockholders’ equity	109,515	133,316	125,762	116,111	110,826

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

BUSINESS OVERVIEW

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force, field and internal service teams, direct marketing channels and state of the art owned and operated data centers. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Samsung, Symantec and VMware. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

In December 2015, as a result of our 2015 acquisitions, which are described more fully below under “Strategic Developments – Acquisitions,” we formed a new reportable Canada operating segment, which includes the Canadian operating results of the 2015 acquisitions from their respective dates of each acquisition. As a result, beginning in December 2015, we have four reportable operating segments - Commercial, Public Sector, MacMall and Canada. Our segments are primarily aligned based upon their respective customer base. Prior to December 2015, we had three reportable operating segments - Commercial, Public Sector and MacMall. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other.

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

We sell primarily to customers in the United States, and maintain offices throughout the United States, as well as in Montreal, Canada and Manila, Philippines. In 2015, we generated approximately 76% of our revenue in our Commercial segment, 17 % of our revenue in our Public Sector segment and 6 % of our revenue in our MacMall segment and 1% of our revenue in our Canada segment.

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

Our Canada segment consists of sales made to customers in the Canadian market beginning as of the respective dates of our acquisition of Acrodex and certain assets of Systemax in October and December 2015, respectively.

We experience variability in our net sales and operating results on a quarterly basis as a result of many factors. We experience some seasonal trends in our sales of technology products, services and solutions to businesses, government and educational institutions and individual customers. For example, the timing of capital budget authorizations for our commercial customers can affect when these companies can procure IT products and services. The fiscal year-ends of Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. We generally see an increase in our second quarter sales related to customers in the SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year. We also have begun to experience an increase in our second quarter software sales as the second quarter is generally the largest quarter for certain of our largest software vendors. We may also experience variability in our gross profit and gross profit margin as a result of changes in the mix of products we sell and in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor, which may be impacted by a number of events outside of our control. Also, consumer holiday spending contributes to variances in our quarterly results. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

A substantial portion of our business is dependent on sales of Apple, HP, Microsoft and products purchased from other vendors including Cisco, Dell, Ingram Micro, Lenovo, and Tech Data. Products manufactured by Microsoft represented approximately 14%, 10% and 7% of our net sales in 2015, 2014 and 2013, products manufactured by HP represented approximately 11%, 18% and 21% of our net sales in 2015, 2014 and 2013, and products manufactured by Apple represented approximately 9%, 15% and 17% of our net sales in 2015, 2014 and 2013.

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

STRATEGIC DEVELOPMENTS

Acquisitions

Systemax

On December 1, 2015, we completed the acquisition of certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG) for $14 million in cash. We acquired the right to hire approximately 400 B2B sales representatives located across the United States and Canada, all rights to the NATG B2B customer list, certain B2B customer and vendor contracts, trademarks and other intellectual property rights including the TigerDirect brand, and certain fixed assets and equipment. We did not acquire cash, accounts receivable, inventory or assume trade payables in connection with the transaction. Also at closing, the parties entered into a transition services agreement to facilitate an orderly transition of the purchased assets. We assumed certain leases and entered into certain subleases for office space where the B2B sales representatives currently work.

Acrodex

On October 26, 2015, PCM Sales Canada, Inc., our Canadian based wholly-owned subsidiary, completed the acquisition of all the outstanding common stock of Acrodex, Inc. (“Acrodex”) for a total purchase price of approximately C$16.7 million (or $13.6 million, net of cash acquired). Acrodex, headquartered in Edmonton, Alberta (Canada), provides end-to-end infrastructure solutions from initial plan and design, through procurement and installation, to full support and on-going management. Acrodex’s core business areas include software value-added reseller services, software asset management and hardware sales and services, including client device products, servers, storage, networks, printers and a full complement of accessories and devices. Services are a significant component to Acrodex’s product mix and include managed services, cloud-based services, consulting, IT management and other IT service areas. Acrodex had revenues of CAD$147 million for its fiscal year ended September 30, 2015.

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is our largest acquisition to date based on revenues, and is expected to significantly enhance our relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of December 31, 2015, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million. The fair value of this contingent consideration is determined and accrued based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, we developed our own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration as of December 31, 2015 include projected gross profit values of En Pointe and the weighted average cost of capital, which was determined to be 13%. The undiscounted estimate of the range of outcomes for the earn-out liability is approximately $10.0 million to $76.9 million.

The accounting for the acquisition of En Pointe was finalized as of December 31, 2015. The purchase price has been allocated to the acquired assets and assumed liabilities, which include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities, based on estimated fair values as of the date of acquisition.

ERP Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In this regard, we previously purchased licenses for Microsoft Dynamics AX and other related modules to provide a complete, robust and integrated ERP solution and have expended time, effort and resources to implement this AX solution for our legacy businesses. We believe the implementation and upgrade of our systems should help us to gain further efficiencies across our organizations. Our newly acquired En Pointe business has operated for a number of years on an implemented and successfully functioning SAP system. As a result of the En Pointe acquisition, we considered new issues related to the costs, risks and benefits of either continuing the implementation of our AX solution and moving En Pointe to such AX solution or moving the legacy businesses to the SAP solution. In response, we shifted certain of our IT development efforts towards assessing these respective costs, risks and benefits. There are significant risks and uncertainties in adopting and implementing a new ERP system and as part of our assessment of these alternatives, we considered the fact that En Pointe has been successfully functioning on its SAP system for many years while none of our businesses have operated on the AX system. While we believe the AX solution has many valuable features and that it has been essential that we have undertaken our AX development efforts to date, we have weighed these attributes and the transition risk inherent with any such new solution against the fact that En Pointe, with similar business characteristics and system needs to our legacy businesses, has been successfully operating on its SAP system for a number of years. As a result of the assessments performed, our management concluded that the SAP solution is the best, most viable and cost effective option for our consolidated business going forward. To that end, in late October 2015, our management determined, and our Board of Directors approved such determination, to adopt the SAP platform across all of our business units and approved the non-cash write-off of the remaining $22.1 million of work in process software previously capitalized for all major phases of the design, configuration and customization of the AX solution to date. For the year ended December 31, 2015, a total of $25.4 million non-cash charge related to the ERP and CRM write-offs was included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

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

We repurchased a total of 601,503 shares of our common stock under this program during the year ended December 31, 2015 for a total cost of approximately $5.9 million. From the inception of the program in October 2008 through December 31, 2015, we have repurchased an aggregate total of 3,675,989 shares of our common stock for a total cost of $22.4 million. At December 31, 2015, we had $7.6 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Some of our larger customers are offered the opportunity by certain of our vendors to purchase software licenses and SA under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, our vendors will transfer the license and invoice the customer directly, paying us an agency fee or commission on these sales. We record these fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, we invoice the customer directly under an EA and account for the individual items sold based on the nature of the item. Our vendors typically dictate how the EA will be sold to the customer.

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

Vendor Consideration. We receive vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50, Customer Payments and Incentives since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. At the end of any given period, billed or accrued receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.” Any change by the vendors of their program requirements or any changes in estimates of performance under such programs could have a material impact to our results of operations.

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. At October 1, 2015, our goodwill resided in our Abreon, Commercial without Abreon, and Public Sector reporting units.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2015. Our annual impairment analysis excluded goodwill associated with acquisitions made during the fourth quarter of 2015, as their purchase price allocations were completed subsequent to the analysis date, and their operations have not had sufficient operating time to suggest any triggering event would have occurred. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2015, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2015. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon, Commercial without Abreon and Public Sector reporting units exceeding their respective carrying values by 83%, 14% and 58% and, accordingly, we were not required to perform the second step of the goodwill evaluation. We had $7.2 million, $50.4 million and $7.1 million of goodwill as of October 1, 2015 residing in our Abreon, Commercial without Abreon and Public Sector reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2015, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 28% as of October 1, 2015. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2015 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2016 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

We amortize other intangible assets with definite lives generally on a straight-line basis over their estimated useful lives, or in the case of customer relationships, based on a relative percentage of annual discounted cash flows expected to be delivered by the asset over its estimated useful life.

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

	Years Ended December 31,
	2015	2014	2013
Net sales	$1,661,948	$1,356,362	$1,359,999
Cost of goods sold	1,437,621	1,164,295	1,170,500
Gross profit	224,327	192,067	189,499
Selling, general and administrative expenses	249,809	176,362	171,279
Operating profit (loss)	(25,482)	15,705	18,220
Interest expense, net	3,860	3,180	3,340
Income (loss) from continuing operations before income taxes	(29,342)	12,525	14,880
Income tax expense (benefit)	(11,394)	5,490	6,235
Income (loss) from continuing operations	(17,948)	7,035	8,645
Loss from discontinued operations, net of taxes	(310)	(1,570)	(516)
Net income (loss)	$(18,258)	$5,465	$8,129

	As a Percentage of Net Sales For Years Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	86.5	85.8	86.1
Gross profit	13.5	14.2	13.9
Selling, general and administrative expenses	15.0	13.0	12.6
Operating profit (loss)	(1.5)	1.2	1.3
Interest expense, net	0.3	0.3	0.2
Income (loss)from continuing operations before income taxes	(1.8)	0.9	1.1
Income tax expense (benefit)	(0.7)	0.4	0.5
Income (loss)from continuing operations	(1.1)	0.5	0.6
Loss from discontinued operations, net of taxes	(0.0)	(0.1)	(0.0)
Net income (loss)	(1.1)%	0.4%	0.6%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Year Ended December 31,
	2015		2014
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,271,815	76%	$1,016,047	75%	$255,768	25%
Public Sector	279,603	17	214,723	16	64,880	30
MacMall	93,570	6	125,615	9	(32,045)	(26)
Canada	16,987	1	—	—	16,987	—
Corporate & Other	(27)	—	(23)	—	(4)	NM (1)
Consolidated	$1,661,948	100%	$1,356,362	100%	$305,586	23%

(1) Not meaningful.

Consolidated net sales were $1,661.9 million in 2015 compared to $1,356.4 million in 2014, an increase of $305.5 million, which was primarily due to the addition of sales from our 2015 acquisitions, partially offset by a continued impact of a shift in sales mix towards products reported on a net basis. Consolidated sales of services were $123.1 million in 2015 compared to $117.0 million in 2014, an increase of $6.1 million, or 5%, and represented 7% and 9% of net sales in each of 2015 and 2014, respectively.

Commercial segment net sales were $1,271.8 million in 2015 compared to $1,016.0 million in 2014, an increase of $255.8 million, or 25%. The increase in Commercial net sales was primarily due to the addition of sales from our 2015 acquisitions, partially offset by a continued impact of a shift sales mix towards products reported on a net basis. Sales of services in the Commercial segment decreased by $2.6 million, or 2%, to $108.1 million in 2015 from $110.7 million in 2014, and represented 9% and 11% of Commercial net sales in each of 2015 and 2014, respectively.

Public Sector net sales were $279.6 million in 2015 compared to $214.7 million in 2014, an increase of $64.9 million, or 30% primarily due to the addition of sales from En Pointe, which we acquired in April 2015, partially offset by a decrease of $22.3 million, or 16%, in our federal government business and a continued shift in sales mix towards products reported on a net basis in our SLED business. The decrease in our federal government businesses was primarily due to a $16 million decrease in sales related to a federal contract vehicle that did not reoccur in 2015 compared to 2014.

MacMall net sales were $93.6 million in 2015 compared to $125.6 million in 2014, a decrease of $32.0 million, or 26%. The decrease in MacMall net sales was primarily due to increased competition and pricing pressures surrounding the sales of Apple products.

Canada had net sales of $17.0 million in 2015, representing approximately two months of sales from our Acrodex acquisition in late October 2015 and one month of sales from the Canadian unit of the Systemax assets acquired in December 2015.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $224.3 million in 2015, an increase of $32.2 million, or 17%, from $192.1 million in 2014. Consolidated gross profit margin decreased to 13.5% in 2015 from 14.2% in 2014. The increase in consolidated gross profit in 2015 was primarily due to our 2015 acquisitions. The decrease in consolidated gross profit margin was due to competitive pricing pressures and the reduction in higher margin sales under a federal contract vehicle, partially offset by an increase in sales mix towards sales reported on a net basis.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $73.4 million, or 42%, to $249.8 million in 2015 from $176.4 million in 2014. Consolidated SG&A expenses as a percentage of net sales increased to 15% in 2015 from 13% in 2014. The increase in consolidated SG&A expenses was primarily due to a $25.4 million non-cash charge related to our decision to pursue En Pointe’s SAP ERP and Microsoft CRM solutions over those being developed previously, the SG&A expenses relating to our 2015 acquisitions, a $3.2 million increase in severance and restructuring related costs and $2.1 million of M&A related fees.

Operating Profit (Loss)

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Year Ended December 31,						Change in
	2015		2014				Operating
	Operating	Operating Profit	Operating	Operating Profit	Change in Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin	Profit (Loss)	Margin	$	%	%
Commercial	$58,301	4.6%	$58,029	5.7%	$272	—%	(1.1)%
Public Sector	10,020	3.6	8,349	3.9	1,671	20	(0.3)
MacMall	1,178	1.3	1,290	1.0	(112)	(9)	0.3
Canada	591	3.5	—	—	591	—	—
Corporate & Other(1)	(95,572)	(5.8)	(51,963)	(3.8)	(43,609)	84	(2.0)
Consolidated	$(25,482)	(1.5)%	$15,705	1.2%	$(41,187)	(262)%	(2.7)%

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating loss was $25.5 million in 2015 compared to operating profit of $15.7 million in 2014, a decrease of $41.2 million, or 262%. The decrease in consolidated operating profit includes a $25.4 million non-cash charge related to the write-off of internally developed software related to our upcoming ERP and CRM systems, in favor of the ERP and CRM systems already configured and in production at En Pointe, a $5.3 million increase in special charges, which includes acquisition related fees, lease vacancy costs and severance costs and a reduction in profit in our federal business associated with the reduced sales under a federal contract vehicle.

Commercial operating profit was $58.3 million in 2015 compared to $58.0 million in 2014, an increase of $0.3 million. The increase in Commercial operating profit was primarily due to the addition of our 2015 acquisitions, partially offset by investments in our legacy business in sales and software related personnel.

Public Sector operating profit was $10.0 million in 2015 compared to $8.3 million in 2014, an increase of $1.7 million or 20%. The increase in Public Sector operating profit was primarily due to addition of En Pointe, partially offset by a decrease in our federal government business gross profit associated with the reduced sales under a federal contract vehicle.

MacMall operating profit was $1.2 million in 2015 compared to $1.3 million in 2014, a decrease of $0.1 million, or 9%. The decrease in MacMall operating profit was primarily due to a $2.7 million decrease in MacMall gross profit, partially offset by a $0.6 million decrease in advertising, a $0.6 million decrease in personnel costs, a $0.6 million decrease in credit card related fees, a $0.3 million decrease in legal settlement costs and a $0.3 million decrease in variable fulfillment expenses.

Canada operating profit was $0.6 million in 2015, representing approximately two months of operating profit from our Acrodex acquisition in late October 2015 and one month of operating profit from the Canadian unit of the Systemax assets acquired in December 2015.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $95.6 million in 2015 compared to $52.0 million in 2014, an increase of $43.6 million, or 84%, primarily due to a $25.4 million non-cash charge related to the decision to pursue En Pointe’s SAP ERP and Microsoft CRM solutions over those being developed previously, the additional back office operating expenses of our acquisitions, $2.1 million of M&A related expenses, a $1.8 million increase related to lease vacancy costs, and a $0.9 million increase in travel and entertainment expenses.

Net Interest Expense

Total net interest expense for 2015 increased to $3.9 million compared with $3.2 million in 2014. The $0.7 million increase in net interest expense was primarily due to higher average total outstanding borrowings during 2015 compared to the same period in the prior year, partially offset by a lower average interest rate in 2015 compared to 2014.

Income Tax Expense

We recorded an income tax benefit of $11.4 million in 2015 compared to an income tax expense of $5.5 million in 2014. Our effective tax rate was 38.8% and 43.8% for 2015 and 2014, respectively. The decrease in our 2015 effective tax rate was primarily due to the reduced impact of unfavorable tax rate items in 2015 as well as normalization of separate state effective tax rates in 2015, partially offset by an increased benefit resulting from research tax credits.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, was $2.8 million in 2015 compared to $0.5 million in 2014, an increase of $2.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital needs have and we expect will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in our new ERP system, eCommerce platform and other upgrades of our current IT infrastructure over the next several years, which are discussed further below in “Other Planned Capital Projects,” possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is also further discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our continuing efforts to drive revenue growth from commercial customers could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current uncertainty in the macroeconomic environment may limit our cash resources that could otherwise be available to fund capital investments, future strategic opportunities or growth beyond our current operating plans.

There has been ongoing uncertainty in the global economic environment, which could cause disruptions in the capital and credit markets. While our revolving credit facility does not mature until March 2019, we believe problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $11.2 million at December 31, 2015 and $8.9 million at December 31, 2014. Our working capital decreased by $72.6 million to a negative working capital of $9.2 million at December 31, 2015 from working capital of $63.4 million at December 31, 2014.

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

We repurchased a total of 601,503 shares of our common stock under this program during the year ended December 31, 2015 for a total cost of approximately $5.9 million. From the inception of the program in October 2008 through December 31, 2015, we have repurchased an aggregate total of 3,675,989 shares of our common stock for a total cost of $22.4 million. At December 31, 2015, we had $7.6 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian call center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of December 31, 2015, we had a total accrued receivable of $4.4 million related to 2014 and 2015. We filed our 2014 claim in late 2015, and we expect to file our 2015 claim in late 2016. We expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash used in operating activities was $52.4 million in 2015 compared to net cash provided by operating activities of $73.3 million in 2014 and $0.9 million in 2013.

The $52.4 million of net cash used in operating activities in 2015 was primarily due to a $127.0 million increase in accounts receivable resulting primarily from the build of En Pointe’s receivables since the acquisition in April 2015 as we did not purchase any receivables as part of our acquisition of En Pointe, partially offset by a $54.3 million increase in accounts payable, which was primarily due to the addition of En Pointe, and a $6.3 million increase in our accrued liabilities primarily relating to the addition of En Pointe.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $66.2 million in 2015, $26.7 million in 2014 and $17.2 million in 2014.

The $66.2 million of net cash used in investing activities in 2015 was primarily related to the acquisition of En Pointe for $17.3 million, the acquisition of certain assets of Systemax for $14.0 million, the acquisition of Acrodex for $13.6 million, net of cash acquired, the purchase of real properties in Lewis Center, Ohio for $6.0 million and in Irvine, California for $5.8 million, as well as expenditures relating to investments in our IT infrastructure and new ERP systems.

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

Cash Flows from Financing Activities. Net cash provided by financing activities was $122.2 million in 2015 compared to net cash used in financing activities of $47.2 million in 2014 and net cash provided by financing activities of $20.1 million in 2013.

The $122.2 million of net cash provided by financing activities in 2015 was primarily related to a $109.6 million increase in our outstanding borrowings on our line of credit and a $17.7 million increase in borrowings under our notes payable.

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

Debt. The following table sets forth our outstanding debt as of the periods presented (in thousands):

	At December 31,
	2015	2014
Revolving credit facility, LIBOR plus 1.50%, maturing in September 2018	$162,439	$52,795
Note payable, LIBOR plus 1.50%, maturing in September 2018	9,848	3,255
Note payable, LIBOR plus 1.50%, maturing in September 2018	1,653	1,571
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,799 (1)	—
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,365	—
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	2,569	4,524
Note payable, LIBOR plus 2.25%, maturing in January 2020	7,416	7,725
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in September 2016	8,515	8,917
Note payable, 4.65% matured in April 2015	—	164
Total	201,604	78,951
Less: Total current debt	180,150	56,536
Total non-current debt	$21,454	$22,415

(1)	This note payable, related to the Irvine Property, has been presented on our Consolidated Balance Sheet as “Note payable related to asset held for sale” and is included as current debt.

The following table sets forth the maturities of our outstanding debt balance as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Total long-term debt obligations	$17,711	$2,879	$2,354	$8,534	$1,968	$5,719	$39,165
Revolving credit facility	162,439	—	—	—	—	—	162,439
Total	$180,150	$2,879	$2,354	$8,534	$1,968	$5,719	$201,604

Line of Credit and Related Notes

We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent for the Lenders. The Fourth Amended Loan Agreement provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amended Loan Agreement, from $250,000,000 to $275,000,000; (ii) the addition of a sub-line of up to C$40,000,000 as the Canadian Maximum Credit, as defined in the Fourth Amended Loan Agreement ((i) and (ii) collectively the “Revolving Line”); (iii) an extension of the Maturity Date to March 19, 2019; (iv) interest on outstanding balances under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus 1 percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or, at the election of the Borrowers, based on the CDOR Rate plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (v) interest on outstanding balances under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2015, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2015, we had $53.7 million available to borrow for working capital advances under the line of credit.

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

Other Notes Payable

In March 2015, we completed the purchase of real property in Irvine, California for approximately $5.8 million and financed $4.9 million with a long-term note. The loan agreement provides for a seven-year term and a 25 year straight-line, monthly principal repayment amortization period that began on May 1, 2015 with a balloon payment at maturity in April 2022. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility. In September 2015, we listed the Irvine Property for sale.

In January 2015, we completed the purchase of certain real property in Lewis Center, Ohio for approximately $6.6 million and financed $4.575 million with a long-term note. The $4.575 million term note provides for a seven-year term and a 25 year straight-line, monthly principal repayment amortization period that began in February 2015 with a balloon payment at maturity in January 2022. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

Throughout 2014, we entered into three financing arrangements with a bank to finance the costs of equipment, software and professional services related to our ERP upgrade. The total amount financed was $5.6 million, with a quarterly repayment schedule maturing in March 2017.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $12.2 million through December 31, 2014 towards the construction of a new cloud data center that we opened in June 2014. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for a five-year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in January 2020. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In June 2011, we entered into a credit agreement to finance a total of $10.1 million of the acquisition and improvement costs for the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five-year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At December 31, 2015, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.04%.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2015 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt obligations (a)	$39,165	$17,710	$5,233	$10,502	$5,720
Purchase obligations (b)	9,481	9,430	51	—	—
Operating lease obligations	23,263	6,963	7,435	3,805	5,060
Capital lease obligations	3,700	2,274	1,212	214	—
Total contractual obligations	$75,609	$36,377	$13,931	$14,521	$10,780

Other commercial commitments (c):
Line of credit (a)	$162,439	$162,439	$—	$—	$—

(a)	Long-term debt obligations and line of credit exclude interest, which is based on a variable rate tied to the prime rate or LIBOR plus a variable spread, at our option.
(b)	Purchase obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).
(c)	We had $11.3 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2015. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2015.

Other Planned Capital Projects

ERP Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In this regard, we previously purchased licenses for Microsoft Dynamics AX and other related modules to provide a complete, robust and integrated ERP solution and have expended time, effort and resources to implement this AX solution for our legacy businesses. We believe the implementation and upgrade of our systems should help us to gain further efficiencies across our organizations. Our newly acquired En Pointe business has operated for a number of years on an implemented and successfully functioning SAP system. As a result of the En Pointe acquisition, we considered new issues related to the costs, risks and benefits of either continuing the implementation of our AX solution and moving En Pointe to such AX solution or moving the legacy businesses to the SAP solution. In response, we shifted certain of our IT development efforts towards assessing these respective costs, risks and benefits. There are significant risks and uncertainties in adopting and implementing a new ERP system and as part of our assessment of these alternatives, we considered the fact that En Pointe has been successfully functioning on its SAP system for many years while none of our businesses have operated on the AX system. While we believe the AX solution has many valuable features and that it has been essential that we have undertaken our AX development efforts to date, we have weighed these attributes and the transition risk inherent with any such new solution against the fact that En Pointe, with similar business characteristics and system needs to our legacy businesses, has been successfully operating on its SAP system for a number of years. As a result of the assessments performed, our management concluded that the SAP solution is the best, most viable and cost effective option for our consolidated business going forward. To that end, in late October 2015, our management determined, and our Board of Directors approved such determination, to adopt the SAP platform across all of our business units and approved the non-cash write-off of the remaining $22.1 million of work in process software previously capitalized for all major phases of the design, configuration and customization of the AX solution to date. For the year ended December 31, 2015, a total of $25.4 million non-cash charge related to the ERP and CRM write-offs was included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 11 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the year ended December 31, 2015 other than compensation arrangements in the ordinary course of business.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of impact of recently issued accounting standards, see Part II, Item 8, Note 2 of the Notes to the Consolidated Financial Statements of this report under “Recent Accounting Pronouncements.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. At December 31, 2015, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2015. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2015, we had $162.4 million outstanding under our line of credit and $36.6 million outstanding under our notes payable with variable interest rates. As of December 31, 2015, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $2.0 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of December 31, 2015, we did not have material foreign currency or overall currency exposure.

***

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PCM, Inc.

El Segundo, California

We have audited the accompanying consolidated balance sheets of PCM, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at En Pointe Technologies Sales, LLC (“En Pointe”), which was acquired on April 1, 2015, and whose financial statements comprised 24% and 21% of the consolidated total assets and total net sales, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly our audit did not include the internal control over financial reporting for En Pointe. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCM, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Los Angeles, California
March15, 2016

PCM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,176	$8,892
Accounts receivable, net of allowances of $558 and $426	341,018	199,604
Inventories	55,386	50,687
Prepaid expenses and other current assets	17,880	15,936
Deferred income taxes	4,425	3,922
Asset held for sale	5,812	—
Current assets of discontinued operations	—	26
Total current assets	435,697	279,067
Property and equipment, net	56,774	74,368
Goodwill	80,552	25,510
Intangible assets, net	20,807	4,673
Deferred income taxes	939	—
Other assets	5,404	5,558
Non-current assets of discontinued operations	—	14
Total assets	$600,173	$389,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201,524	$122,333
Accrued expenses and other current liabilities	51,580	26,107
Deferred revenue	11,455	10,089
Line of credit	162,439	52,795
Notes payable — current	12,912	3,741
Note payable related to asset held for sale	4,799	—
Current liabilities of discontinued operations	153	577
Total current liabilities	444,862	215,642
Notes payable	21,454	22,415
Other long-term liabilities	20,289	5,600
Deferred income taxes	4,053	12,217
Total liabilities	490,658	255,874
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,007,613 and 15,758,714 shares issued; 11,914,946 and 12,267,550 shares outstanding	16	16
Additional paid-in capital	122,932	120,915
Treasury stock, at cost: 4,092,667 and 3,491,164 shares	(23,326)	(17,472)
Accumulated other comprehensive income (loss)	(765)	941
Retained earnings	10,658	28,916
Total stockholders’ equity	109,515	133,316
Total liabilities and stockholders’ equity	$600,173	$389,190

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net sales	$1,661,948	$1,356,362	$1,359,999
Cost of goods sold	1,437,621	1,164,295	1,170,500
Gross profit	224,327	192,067	189,499
Selling, general and administrative expenses	249,809	176,362	171,279
Operating profit (loss)	(25,482)	15,705	18,220
Interest expense, net	3,860	3,180	3,340
Income (loss) from continuing operations before income taxes	(29,342)	12,525	14,880
Income tax expense (benefit)	(11,394)	5,490	6,235
Income (loss) from continuing operations	(17,948)	7,035	8,645
Loss from discontinued operations, net of taxes	(310)	(1,570)	(516)
Net income (loss)	$(18,258)	$5,465	$8,129

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$(1.49)	$0.57	$0.75
Loss from discontinued operations, net of taxes	(0.03)	(0.12)	(0.05)
Net income (loss)	$(1.52)	$0.45	$0.70

Diluted EPS:
Income (loss) from continuing operations	$(1.49)	$0.55	$0.73
Loss from discontinued operations, net of taxes	(0.03)	(0.13)	(0.05)
Net income (loss)	$(1.52)	$0.42	$0.68

Weighted average number of common shares outstanding:
Basic	12,049	12,251	11,583
Diluted	12,049	12,881	11,923

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(18,258)	$5,465	$8,129
Other comprehensive loss:
Foreign currency translation adjustments	(1,706)	(875)	(695)
Total other comprehensive loss	(1,706)	(875)	(695)
Comprehensive income (loss)	$(19,964)	$4,590	$7,434

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income (loss)	Earnings	Total
Balance at December 31, 2012	11,525	$14	$111,952	$(13,688)	$2,511	$15,322	$116,111
Stock option exercises and related income tax benefit	493	1	2,332		—	—	2,333
Stock-based compensation expense	—	—	1,517	—	—	—	1,517
Purchases of common stock under a stock repurchase program	(227)	—	—	(1,633)	—	—	(1,633)
Net income	—	—	—	—	—	8,129	8,129
Other comprehensive loss	—	—	—	—	(695)	—	(695)
Balance at December 31, 2013	11,791	15	115,801	(15,321)	1,816	23,451	125,762
Stock option exercises, RSUs vested and related income tax benefit	706	1	3,612		—	—	3,613
Stock-based compensation expense	—	—	1,502	—	—	—	1,502
Purchases of common stock under a stock repurchase program	(229)	—	—	(2,151)	—	—	(2,151)
Net income	—	—	—	—	—	5,465	5,465
Other comprehensive loss	—	—	—	—	(875)	—	(875)
Balance at December 31, 2014	12,268	16	120,915	(17,472)	941	28,916	133,316
Stock option exercises, RSUs vested and related income tax benefit	249	—	428		—	—	428
Stock-based compensation expense	—	—	1,589	—	—	—	1,589
Purchases of common stock under a stock repurchase program	(602)	—	—	(5,854)	—	—	(5,854)
Net loss	—	—	—	—	—	(18,258)	(18,258)
Other comprehensive loss	—	—	—	—	(1,706)	—	(1,706)
Balance at December 31, 2015	11,915	$16	$122,932	$(23,326)	$(765)	$10,658	$109,515

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(18,258)	$5,465	$8,129
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,217	11,893	11,830
Write-off of software work in process	25,427	—	—
Provision for deferred income taxes	(9,775)	2,987	1,539
Excess tax benefit related to stock option exercises	(231)	(293)	(291)
Non-cash stock-based compensation	1,589	1,502	1,517
Change in operating assets and liabilities:
Accounts receivable	(126,981)	(3,545)	(5,999)
Inventories	1,663	66,267	(48,019)
Prepaid expenses and other current assets	(629)	(1,334)	(1,119)
Other assets	837	855	(3,913)
Accounts payable	54,314	(8,576)	31,042
Accrued expenses and other current liabilities	6,317	(2,593)	2,161
Deferred revenue	1,074	636	4,045
Total adjustments	(34,178)	67,799	(7,207)
Net cash provided by (used in) operating activities	(52,436)	73,264	922
Cash Flows From Investing Activities
Acquisition of assets of En Pointe	(17,295)	—	—
Acquisition of Acrodex, net of cash acquired	(13,566)	—	—
Acquisition of assets of Systemax	(14,000)	—	—
Purchases of property and equipment	(21,380)	(26,666)	(17,213)
Net cash used in investing activities	(66,241)	(26,666)	(17,213)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	109,644	(57,704)	22,869
Borrowings under notes payable	17,695	13,734	4,599
Payments under notes payable	(4,686)	(2,487)	(1,461)
Change in book overdraft	16,387	(98)	(3,034)
Payment of earn-out liability	(8,938)	—	—
Payments of obligations under capital leases	(2,394)	(2,625)	(2,932)
Proceeds from stock issued under stock option plans	907	3,887	2,362
Payments for deferred financing costs	(760)	(30)	(1,163)
Common shares repurchased and held in treasury	(5,854)	(2,151)	(1,633)
Excess tax benefit related to stock option exercises	231	293	291
Capital lease proceeds	—	—	206
Net cash provided by (used in) financing activities	122,232	(47,181)	20,104
Effect of foreign currency on cash flow	(1,271)	(517)	(356)
Net change in cash and cash equivalents	2,284	(1,100)	3,457
Cash and cash equivalents at beginning of the period	8,892	9,992	6,535
Cash and cash equivalents at end of the period	$11,176	$8,892	$9,992
Supplemental Cash Flow Information
Interest paid	$3,619	$3,353	$3,228
Income taxes paid (refund), net	(4,960)	6,184	2,974
Supplemental Non-Cash Investing and Financing Activities
Accrued earn-out liability related to En Pointe acquisition	$38,625	$—	$—
Financed purchase of property and equipment	895	2,332	1,106

See Notes to the Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force, field and internal service teams, direct marketing channels and state of the art owned and operated data centers. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc, Lenovo, Microsoft, Samsung, Symantec and VMware. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

In December 2015, as a result of our 2015 acquisitions, which is described more fully below under “Strategic Developments – Acquisitions,” we formed a new reportable Canada operating segment, which includes the Canadian operating results of the 2015 acquisitions from their respective dates of each acquisition. As a result, beginning in December 2015, we have four reportable operating segments - Commercial, Public Sector, MacMall and Canada. Our segments are primarily aligned based upon their respective customer base. Prior to December 2015, we had three reportable operating segments - Commercial, Public Sector and MacMall. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other.

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

We sell primarily to customers in the United States and Canada, and maintain offices throughout the United States and Canada, as well as in Manila, Philippines. In 2015, we generated approximately 76% of our revenue in our Commercial segment, 17% of our revenue in our Public Sector segment, 6% of our revenue in our MacMall segment and 1% of our revenue in our Canada segment.

Our Commercial segment sells complex products, services and solutions to commercial businesses in the United States, using multiple sales channels, including a field relationship-based selling model, an outbound phone based sales force, a field services organization and online extranets.

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

Our Canada segment consists of sales made to customers in the Canadian market beginning as of the respective dates of our acquisition of Acrodex and certain assets of Systemax in October and December 2015, respectively.

2. Basis of Presentation and Summary of Significant Accounting Policies

In 2014, we restated the Consolidated Statement of Cash Flows for the year ended December 31, 2013 to increase purchases of property and equipment and borrowing under a note payable by $1.7 million and decrease non-cash purchases of property and equipment by $1.7 million to correct an immaterial error from netting these amounts.

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

Revenue Recognition

We adhere to the guidelines and principles of revenue recognition described in ASC 605 — Revenue Recognition. Under ASC 605, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, the majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer. In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been received by our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on our revenue recognition for the current period.

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

We receive consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales in accordance with ASC 605-50, Revenue Recognition — Customer Payments and Incentives, since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. For costs that are considered to be a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products, we accrue the vendor consideration as an offset to such costs in selling, general and administrative expenses. At the end of any given period, unbilled receivables related to our vendor consideration are included in “Accounts receivable, net of allowances” in our Consolidated Balance Sheets.

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less and credit card receivables with settlement terms less than 5 days are considered cash equivalents. Amounts due from credit card processors classified as cash totaled $3.2 million and $2.7 million at December 31, 2015 and 2014. Checks issued but not presented for payment to the bank, net of available cash subject to a right of offset, totaling $18.4 million and $1.9 million as of December 31, 2015 and 2014 were included in “Accounts payable” in our Consolidated Balance Sheets. Our cash management programs result in utilizing available cash to pay down our line of credit.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of our accounts receivable (in thousands):

	At December 31,
	2015	2014
Trade receivables	$296,795	$170,137
Vendor receivables	40,530	24,563
Other receivables	4,251	5,330
Total gross accounts receivable	341,576	200,030
Less: Allowance for doubtful accounts receivable	(558)	(426)
Accounts receivable, net	$341,018	$199,604

For the years ended December 31, 2015 and 2014, “Vendor receivables” presented above included $19.1 million and $13.7 million, respectively, of unbilled receivables relating to vendor consideration, which is described above under “Cost of Goods Sold.”

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. No customer accounted for more than 10% of trade accounts receivable at December 31, 2015 and 2014. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We have historically incurred credit losses within management’s expectations. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. As such, inventories include goods-in-transit to customers at December 31, 2015 and 2014.

A substantial portion of our business is dependent on sales of Apple, HP Inc., Microsoft and products purchased from other vendors including Cisco, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, and Tech Data. Products manufactured by Microsoft represented approximately 14%, 10% and 7% of our net sales in 2015, 2014 and 2013. Products manufactured by HP Inc. represented 11%, 18% and 21% of our net sales in 2015, 2014 and 2013. Products manufactured by Apple represented approximately 9%, 15% and 17% of our net sales in 2015, 2014 and 2013.

Advertising Costs

Our advertising expenditures are expensed in the period incurred. Total net advertising expenditures, which were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $4.4 million, $4.3 million and $4.6 million in the years ended December 31, 2015, 2014 and 2013, respectively.

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

We had $4.8 million and $14.4 million of remaining unamortized internally developed software at December 31, 2015 and 2014, respectively.

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. At October 1, 2015, our goodwill resided in our Abreon, Commercial without Abreon, and Public Sector reporting units.

Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment and no further testing is required. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, net of any assumed liabilities, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2015. Our annual impairment analysis excluded goodwill associated with acquisitions made during the fourth quarter of 2015, as their purchase price allocations were completed subsequent to the analysis date, and no impairment triggering events would have occurred. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2015, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In addition, the fair value of our indefinite-lived trademark was determined using the relief from royalty method under the income approach to value. This method applies a market based royalty rate to projected revenues that are associated with the trademarks. Applying the royalty rate to projected revenues resulted in an indication of the pre-tax royalty savings associated with ownership of the trademarks. Projected after-tax royalty savings were discounted to present value at the reporting unit’s weighted average cost of capital, and a tax amortization benefit (calculated based on a 15 year life for tax purposes) was added.

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2015. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon, Commercial without Abreon and Public Sector reporting units exceeding their respective carrying values by 83%, 14% and 58% and, accordingly, we were not required to perform the second step of the goodwill evaluation. We had $7.2 million, $50.4 million and $7.1 million of goodwill as of October 1, 2015 residing in our Abreon, Commercial without Abreon and Public Sector reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2015, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 28% as of October 1, 2015. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2015 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2016 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

We amortize other intangible assets with definite lives generally on a straight-line basis over their estimated useful lives, or in the case of customer relationships, based on a relative percentage of annual discounted cash flows expected to be delivered by the asset over its estimated useful life.

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

Foreign Currency Translation

The local currency of our foreign operations is their functional currency. The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with ASC 830-30. Accordingly, the assets and liabilities of our Canadian and Philippine subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. All transaction gains or losses are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations, and recorded losses of $0.7 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effects that the adoption of ASU 2016-02 will have on our consolidated financial statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, but may be adopted in earlier interim or annual financial statement reporting periods. We have not elected to early adopt the accounting standard in the fourth quarter of 2015.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2015-16 during the year ended December 31, 2015. Accordingly, we applied the amendments in this update to the measurement period adjustments made during the year ended December 31, 2015 with no material effect on previous-period or current-period earnings. See Note 3 below for more information regarding adjustments to provisional amounts that occurred during 2015 since adoption of ASU 2015-16.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 is effective for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014. We had no disposals during the year ended December 31, 2015. The adoption of ASU 2014-08 effective January 1, 2015 did not have an effect on our consolidated financial statements.

3. Acquisitions

Systemax

On December 1, 2015, we completed the acquisition of certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG) for $14 million in cash. We acquired the right to hire approximately 400 B2B sales representatives located across the United States and Canada, all rights to the NATG B2B customer list, certain B2B customer and vendor contracts, trademarks and other intellectual property rights including the TigerDirect brand, and certain fixed assets and equipment. We did not acquire cash, accounts receivable, inventory or assume trade payables in connection with the transaction. Also at closing, the parties entered into a transition services agreement to facilitate an orderly transition of the purchased assets. We assumed certain leases and entered into certain subleases for office space where the approximate 400 B2B sales representatives currently work.

The accounting for the Systemax asset acquisition is currently preliminary and we continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction. The purchase price has been allocated to the acquired assets and assumed liabilities, which include, but are not limited to, fixed assets, intangible and other assets and lease related liabilities, based on estimated fair values as of the date of acquisition. The final fair value determination of the acquired assets and assumed liabilities will be based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques. We expect to finalize the final fair value determination and purchase price allocation for the Systemax asset acquisition within a year of the closing of the acquisition, but as soon as practicable. Based on a preliminary purchase price allocation, we recorded the following estimated fair values of the certain assets acquired and liabilities assumed at the date of the Systemax asset acquisition (in thousands):

Purchase price paid	$14,000

Property and equipment	706
Intangible assets:
Customer relationships(1)	4,700
Trademarks and trade names(2)	2,020
Non-compete agreements(3)	270
Total intangible assets	6,990
Total assets acquired	7,696

Accrued liabilities	473
Capital lease payables	507
Total liabilities assumed	980

Goodwill(4)	$7,284

(1)	Estimated useful life of this asset is 10 years.
(2)	Estimated useful life of this asset is 5 years.
(3)	Estimated useful life of this asset is 3 years.
(4)	This goodwill acquired as part of the Systemax acquisition is recorded as part of our Commercial, Public Sector and Canada segments. Goodwill associated with the Commercial and Public Sector segments are deductible for tax purposes.

Following the completion of the acquisition on December 1, 2015, the results of operations derived from the acquired assets, which generated $12.5 million of net sales and $0.7 million of operating profit since the date of acquisition, have been included in the results of our Commercial, Public Sector and Canada operating segments for the year ended December 31, 2015.

We also recorded acquisition-related transaction costs of $0.5 million, which were included in “Selling, general and administrative expenses” in our Consolidated Statement of Operations during the year ended December 31, 2015.

Acrodex

On October 26, 2015, PCM Sales Canada, Inc., a wholly-owned subsidiary of PCM, Inc., completed the acquisition of all the outstanding common stock of Acrodex, Inc. (“Acrodex”) for a total purchase price of approximately C$16.7 million (or $13.6 million, net of cash acquired). Acrodex, headquartered in Edmonton, Alberta (Canada), provides full end-to-end infrastructure solutions from initial plan and design, through procurement and installation, to full support and on-going management. Acrodex’s core business areas include software value-added reseller services, software asset management and hardware sales and services, including client device products, servers, storage, networks, printers and a full complement of accessories and devices. Services are a significant component to Acrodex’s product mix and include managed services, cloud-based services, consulting, IT management and other IT service areas.

The accounting for the acquisition of Acrodex is currently preliminary and we continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction. The purchase price has been allocated to the acquired assets and assumed liabilities, which include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities, based on estimated fair values as of the date of acquisition. The final fair value determination of the acquired assets and assumed liabilities will be based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques. We expect to finalize the final fair value determination and purchase price allocation for Acrodex within a year of the closing of the acquisition, but as soon as practicable. Based on a preliminary purchase price allocation, we recorded the following estimated fair values of the certain assets acquired and liabilities assumed at the date of the Acrodex acquisition (in thousands):

Purchase price paid, net of cash acquired	$13,566

Accounts receivable	14,330
Inventories	2,351
Prepaid expenses and other current assets	224
Property and equipment	1,098
Intangible assets:
Customer relationships(1)	1,657
Trademarks and trade names(2)	380
Non-compete agreements(3)	236
Total intangible assets	2,273
Other long-term assets	62
Total assets acquired	20,338

Accounts payable	6,190
Accrued liabilities	3,144
Deferred revenue	13
Total liabilities assumed	9,347

Goodwill(4)	$2,575

(1)	Estimated useful life of this asset is 20 years.
(2)	Estimated useful life of this asset is 3 years.
(3)	Estimated useful life of this asset is 5 years.
(4)	This goodwill acquired as part of the Acrodex acquisition is recorded as part of our Canada segment, and it is not deductible for tax purposes.

Following the completion of the Acrodex acquisition on October 26, 2015, the results of our Acrodex operations, which generated $16.7 million of net sales and $0.6 million of operating profit since the date of acquisition, have been included in the results of our Canada operating segment.

 We also recorded acquisition-related transaction costs of $0.6 million, which were included in “Selling, general and administrative expenses” in our Consolidated Statement of Operations during the year ended December 31, 2015.

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is the largest acquisition by PCM to date based on revenues, and is expected to significantly enhance PCM’s relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of December 31, 2015, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million. The fair value of this contingent consideration is determined and accrued based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, the Company developed its own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration as of December 31, 2015 include projected gross profit values of En Pointe and the weighted average cost of capital, which was determined to be 13%. The undiscounted estimate of the range of outcomes for the earn-out liability is approximately $10.0 million to $76.9 million.

The accounting for the acquisition of En Pointe was finalized as of December 31, 2015. The purchase price has been allocated to the acquired assets and assumed liabilities, which include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities, based on estimated fair values as of the date of acquisition.

Based on the purchase price allocation as described above, we recorded the following estimated fair values of the certain assets acquired and liabilities assumed at the date of the En Pointe acquisition (in thousands):

Purchase price paid	$17,295

Inventories	4,004
Prepaid expenses and other current assets	1,598
Property and equipment	439
Intangible assets:
Customer relationships(1)	4,500
Trademarks and trade names(2)	2,000
Non-compete agreements(3)	1,860
Total intangible assets	8,360
Other long-term assets	115
Total assets acquired	14,516

Accounts payable	2,157
Accrued liabilities	1,489
Earn-out liabilities	38,625
Deferred revenue	276
Total liabilities assumed	42,547

Goodwill(4)	$45,326

(1)	Estimated useful life of this asset is 20 years.
(2)	Estimated useful life of this asset is 3 years.
(3)	Estimated useful life of this asset is 4 years.
(4)	This goodwill acquired as part of the En Pointe acquisition is recorded as part of our Commercial and Public Sector segments.
The goodwill resulting from the En Pointe acquisition is deductible for tax purposes.

During 2015, we made $8.9 million of earn-out payments to the sellers of En Pointe. As of December 31, 2015, we had $13.2 million and $16.5 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Consolidated Balance Sheets. We recorded approximately $1.0 million of amortization expense during the year ended December 31, 2015 related to the $8.4 million of intangible assets acquired in the En Pointe transaction. We also recorded acquisition-related transaction costs of $1.0 million, which were included in “Selling, general and administrative expenses” in our Consolidated Statement of Operations during the year ended December 31, 2015.

For purposes of the earn-out calculation, we keep track of certain net sales and gross profit that are deemed to be derived from the assets acquired in the En Pointe acquisition, totaling $342.0 million and $46.6 million, respectively, from its acquisition date discussed above through December 31, 2015, and these results were included in our consolidated statements of operations for the year ended December 31, 2015.  It is impracticable to compute En Pointe’s operating profit included in our results of operations since acquisition date as the operations of the En Pointe business has been fully integrated into various areas of our business.

The following table sets forth our results of operations on a pro forma basis as though the En Pointe acquisition had been completed as of the beginning of the periods presented (in thousands, except per share amounts):

	2015	2014
Net sales	$1,779,975	$1,767,963
Operating profit (loss)	(24,531)	22,484
Income (loss) from continuing operations	(17,415)	10,369
Net income (loss)	(17,725)	8,799
Basic and Diluted Earnings (Loss) Per Common Share
Basic	$(1.47)	$0.72
Diluted	(1.47)	0.68
Weighted average number of common shares outstanding:
Basic	12,049	12,251
Diluted	12,049	12,881

Real Estate Transactions

In March 2015, we completed the purchase of real property in Irvine, California (the “Irvine Property”) for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,000 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space. In September 2015, we listed the Irvine Property for sale. See Note 5 below for more information.

In January 2015, we completed the purchase of certain real property in Lewis Center, Ohio for approximately $6.6 million. We paid approximately $2.2 million in cash and financed $4.575 million with a long-term note. The $4.575 million term note provides for a five year term with a 25 year principal amortization period that began in February 2015, and bears interest at a variable rate of LIBOR plus 2.25%. The real property includes approximately 12.4 acres of land together with a building for office and warehouse space of approximately 144,000 square feet. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space.

For more information on the financing arrangements on the real estate transactions discussed above, see Note 9 below.

4. Stock-Based Compensation

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

At December 31, 2015, a total of 1,884,527 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2015 have been Nonstatutory Stock Options. We satisfy stock option exercises and vesting of RSUs with newly issued shares.

Stock-Based Compensation

For the years ended December 31, 2015, 2014 and 2013, we recognized stock-based compensation expense of $1.6 million, $1.5 million and $1.5 million, respectively, in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, and related deferred income tax benefits of $0.6 million, $0.7 million and $0.6 million, respectively.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2015, 2014 and 2013 using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. We compute the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2015	2014	2013
Risk free interest rate	1.67%	1.79%	1.13%
Expected volatility	46%	62%	74%
Expected term (in years)	5	6	6
Expected dividend yield	None	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2015 and stock options outstanding and exercisable at December 31, 2015 for the above plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Number	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2014	2,108,264	$7.05
Granted	156,600	9.88
Exercised	(311,565)	4.78
Forfeited	(58,634)	9.13
Expired/cancelled	(17,210)	5.05
Outstanding at December 31, 2015	1,877,455	7.62	3.88	$4,683
Exercisable at December 31, 2015	1,531,266	7.38	3.56	4,207

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2015, which was $9.93.

	Years Ended December 31,
	2015	2014	2013
Weighted average grant-date fair value of options granted during the period	$4.20	$5.79	$5.19
Total intrinsic value of options exercised during the period (in thousands)	1,526	3,115	2,001
Total fair value of shares vested during the period (in thousands)	898	1,124	1,505

As of December 31, 2015, there was $1.4 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize these costs over a weighted average period of 3.16 years.

Restricted Stock Units

We estimate the fair value of RSU awards based on the closing stock price of our common shares on the date of grant. The following table summarizes our RSU activity during the year ended December 31, 2015 issued under the above plans:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	357,000	$9.18
Granted	166,000	9.66
Vested and distributed	(82,400)	9.07
Forfeited	(49,000)	9.40
Non-vested at December 31, 2015	391,600	9.38

The weighted average grant-date fair value of RSUs granted during the year ended December 31, 2014 and 2013 was $9.48 and $7.58, respectively.

As of December 31, 2015, there was $3.0 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 3.76 years.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2015	2014
Computers, software, machinery and equipment	$72,066	$65,694
Leasehold improvements	7,839	7,797
Furniture and fixtures	6,313	6,020
Building and improvements	23,786	18,674
Land	12,852	12,007
Software development and other equipment in progress	1,695	22,904
Subtotal	124,551	133,096
Less: Accumulated depreciation and amortization	(67,777)	(58,728)
Property and equipment, net	$56,774	$74,368

We capitalized interest costs of $0.5 million and $0.6 million in 2015 and 2014, respectively, primarily relating to internally developed software costs during development and the construction of our data center in New Albany, Ohio. Depreciation and amortization expense for property and equipment, including fixed assets under capital leases, for the years ended December 31, 2015, 2014 and 2013 totaled $10.9 million, $10.3 million and $9.3 million.

In September 2015, we listed our real property located in Irvine, California for sale. Under a broker agreement, the Irvine Property is available for immediate sale in its present condition and it is being actively marketed for sale. We have classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Property held for sale” and $4.8 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Consolidated Balance Sheet as of December 31, 2015.

Throughout 2015 and 2014, we entered into additional capital lease schedules with a bank totaling approximately $1.2 million and $0.5 million, respectively. The capital leases are primarily related to the data center we are constructed in New Albany, Ohio and various furniture and equipment at our El Segundo, California corporate headquarters office. The capital lease schedules entered into 2015 and 2014 have terms ranging from three to five years. See Note 11 below for information related to capital lease obligations.

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In this regard, we previously purchased licenses for Microsoft Dynamics AX and other related modules to provide a complete, robust and integrated ERP solution and have expended time, effort and resources to implement this AX solution for our legacy businesses. We believe the implementation and upgrade of our systems should help us to gain further efficiencies across our organizations. Our newly acquired En Pointe business has operated for a number of years on an implemented and successfully functioning SAP system. As a result of the En Pointe acquisition, we considered new issues related to the costs, risks and benefits of either continuing the implementation of our AX solution and moving En Pointe to such AX solution or moving the legacy businesses to the SAP solution. In response, we shifted certain of our IT development efforts towards assessing these respective costs, risks and benefits. There are significant risks and uncertainties in adopting and implementing a new ERP system and as part of our assessment of these alternatives, we considered the fact that En Pointe has been successfully functioning on its SAP system for many years while none of our businesses have operated on the AX system. While we believe the AX solution has many valuable features and that it has been essential that we have undertaken our AX development efforts to date, we have weighed these attributes and the transition risk inherent with any such new solution against the fact that En Pointe, with similar business characteristics and system needs to our legacy businesses, has been successfully operating on its SAP system for a number of years. As a result of the assessments performed, our management concluded that the SAP solution is the best, most viable and cost effective option for our consolidated business going forward. To that end, in late October 2015, our management determined, and our Board of Directors approved such determination, to adopt the SAP platform across all of our business units and approved the non-cash write-off of the remaining $22.1 million of work in process software previously capitalized for all major phases of the design, configuration and customization of the AX solution to date. For the year ended December 31, 2015, a total of $25.4 million non-cash charge related to the ERP and CRM write-offs was included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows (in thousands) by segment:

	Commercial	Public Sector	Canada	Total
Balance at December 31, 2014	$25,510	$—	$—	$25,510
Goodwill from En Pointe acquisition	37,814	7,512	—	45,326
Goodwill from Acrodex acquisition	—	—	2,575	2,575
Goodwill from Systemax asset acquisition	6,011	810	463	7,284
Foreign currency translation			(143)	(143)
Balance at December 31, 2015	$69,335	$8,322	$2,895	$80,552

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At December 31, 2015				At December 31, 2014
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$7,675	(1)	$585	$7,090	$3,593	(1)	$307	$3,286
Customer relationships	15	13,299		1,587	11,712	2,550		1,163	1,387
Non-compete agreements	4	2,354		349	2,005	—		—	—
Total intangible assets		$23,328		$2,521	$20,807	$6,143		$1,470	$4,673

 (1) Included in the total amount for “Patent, trademarks & URLs” at December 31, 2015 and 2014 are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was $1.3 million, $0.3 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated amortization expense for intangible assets in each of the next five years and thereafter, as applicable, as of December 31, 2015 is as follows: $5.8 million in 2016, $4.1 million in 2017, $2.9 million in 2018, $1.8 million in 2019 and $3.3 million thereafter.

7. Discontinued Operations

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

The carrying amounts of major classes of assets and liabilities that have been included in such balance sheet line items, as described above, in our Consolidated Balance Sheets were as follows (in thousands):

	At December 31,
	2015	2014
Accounts receivable, net	$—	$19
Inventories, net	—	7
Current assets of discontinued operations	—	26
Fixed assets, net	—	—
Intangible assets, net	—	—
Other non-current assets	—	14
Non-current assets of discontinued operations	—	14
Total assets of discontinued operations	$—	$40

Accounts payable	$117	$116
Accrued expenses and other current liabilities	36	458
Deferred revenue	—	3
Current liabilities of discontinued operations	$153	$577

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Consolidated Statements of Operations were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net sales	$(4)	$29,746	$64,200

Loss before income taxes	$(507)	$(2,795)	$(887)
Income tax benefit	(197)	(1,225)	(371)
Loss from discontinued operations, net of taxes	$(310)	$(1,570)	$(516)

8. 2013 Rebranding Strategy and Cost Reduction Initiatives

Over the past several years, our company has grown to over a $1 billion enterprise in part through our acquisition and internal cultivation of different brands. We have historically differentiated those brands primarily based on the identity of the customers they serve. After careful examination of the trends taking shape in the markets we serve, in 2012, we determined that going forward, our commercial customers can benefit from a more unified and streamlined brand strategy. We consolidated our commercial brands and realigned our customer segments in an effort to realize significant growth and to achieve a more efficient cost structure. We believe this unification provides an improved customer experience, operational synergies and benefits to all of our stakeholders, providing a brand that better represents the technology solutions provider we are today.

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

An important part of these initiatives is a focused reduction of our overhead expenses. These and other related actions resulted in severance and restructuring related expenses of approximately $2.3 million in the year ended December 31, 2013. A summary of our total restructuring costs related to the 2013 rebranding and restructuring efforts, which are included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations, is as follows by each of our reportable operating segments (in thousands):

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

A summary rollforward of our restructuring costs, which are recorded as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets, is as follows (in thousands):

	Balance as of December 31, 2013	Costs Charged to Expense	Payments	Adjustments	Balance as of December 31, 2014
Employee termination costs	$140	$—	$(140)	$—	$—

9. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	At December 31,
	2015		2014
Revolving credit facility, LIBOR plus 1.50%, maturing in September 2018	$162,439		$52,795
Note payable, LIBOR plus 1.50%, maturing in September 2018	9,848		3,255
Note payable, LIBOR plus 1.50%, maturing in September 2018	1,653		1,571
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,799	(1)	—
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,365		—
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	2,569		4,524
Note payable, LIBOR plus 2.25%, maturing in January 2020	7,416		7,725
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in September 2016	8,515		8,917
Note payable, 4.65% matured in April 2015	—		164
Total	201,604		78,951
Less: Total current debt	180,150		56,536
Total non-current debt	$21,454		$22,415

(1)	This note payable, related to the Irvine Property, has been presented on our Consolidated Balance Sheet as “Note payable related to asset held for sale” and is included as current debt. See Note 5 above for more information regarding the Irvine Property.

The following table sets forth the maturities of our outstanding debt balance as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Total long-term debt obligations	$17,711	$2,879	$2,354	$8,534	$1,968	$5,719	$39,165
Revolving credit facility	162,439	—	—	—	—	—	162,439
Total	$180,150	$2,879	$2,354	$8,534	$1,968	$5,719	$201,604

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2015, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2015, we had $53.7 million available to borrow for working capital advances under the line of credit.

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

Other Notes Payable

In March 2015, we completed the purchase of real property in Irvine, California for approximately $5.8 million and financed $4.9 million with a long-term note. The loan agreement provides for a seven-year term and a 25 year straight-line, monthly principal repayment amortization period that began on May 1, 2015 with a balloon payment at maturity in April 2022. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility. In September 2015, we listed the Irvine Property for sale. See Note 5 above for more information.

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

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $12.2 million through December 31, 2014 towards the construction of a new cloud data center that we opened in June 2014. In July 2013, we entered into a loan agreement for up to $7.725 million to finance the build out of the new data center. The loan agreement provides for a five-year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in January 2020. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

In June 2011, we entered into a credit agreement to finance a total of $10.1 million of the acquisition and improvement costs for the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five-year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At December 31, 2015, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.04%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

10. Income Taxes

“Income (loss) from continuing operations before income taxes” in the Consolidated Statements of Operations included the following components for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S.	$(30,402)	$11,533	$13,774
Foreign	1,060	992	1,106
Income (loss) from continuing operations before income taxes	$(29,342)	$12,525	$14,880

“Income tax expense (benefit)” in the Consolidated Statements of Operations consisted of the following for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$(2,616)	$260	$2,920
State	81	405	948
Foreign	719	613	828
Total — Current	(1,816)	1,278	4,696
Deferred
Federal	(8,303)	3,847	1,595
State	(1,155)	545	287
Foreign	(120)	(180)	(343)
Total — Deferred	(9,578)	4,212	1,539
Income tax expense (benefit)	$(11,394)	$5,490	$6,235

The Company recorded income tax benefits of $0.2 million, $1.2 million, and $0.3 million during the years ended December 31, 2015, 2014, and 2013, respectively, related to discontinued operations.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

	Years Ended December 31,
	2015	2014	2013
Expected taxes at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.2	7.6	4.4
Research tax credits	2.8	—	—
Change in valuation allowance	(0.4)	(1.9)	1.8
Non-deductible business expenses	(1.2)	2.8	0.9
Other	(0.6)	0.3	(0.2)
Total	38.8%	43.8%	41.9%

The significant components of deferred tax assets and liabilities were as follows (in thousands):

	At December 31,
	2015	2014
Deferred tax assets :
Accounts receivable	$215	$171
Inventories	111	128
Deferred revenue	187	251
Accrued expenses and reserves	3,946	2,809
Stock based compensation	2,697	2,844
Tax credits and loss carryforwards	4,372	4,514
Other	15	108
Total gross deferred tax assets	11,543	10,825
Less: Valuation allowance	(911)	(805)
Total deferred tax assets	10,632	10,020

Deferred tax liabilities:
Property and equipment	(5,102)	(13,916)
Intangibles	(2,550)	(2,604)
Foreign employment tax subsidy	(1,178)	(1,550)
Prepaid expenses	(914)	(918)
Other	(168)	(153)
Total deferred tax liabilities	(9,912)	(19,141)
Net deferred tax assets (liabilities)	$720	$(9,121)

The table of deferred tax assets does not include certain deferred tax assets as of December 31, 2015 which arose directly from tax deductions related to equity compensation which are greater than the compensation recognized for financial reporting. Equity will be increased by $0.2 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering when determining when excess tax benefits have been realized

The valuation allowance relates to certain state net operating loss carryforwards and other state deferred tax assets generated by subsidiaries in a cumulative loss position. The valuation allowance increased by $0.1 million during the year ended December 31, 2015 primarily due to a change in expected expirations of certain state net operating loss carryforwards. Although as of December 31, 2015, the Company has cumulative losses in recent years, it concluded that a valuation allowance was not required for Federal income tax purposes after considering the effect of the 2015 charge of $25.4 million for the write off of the ERP and CRM software under development in its evaluation of future taxable income.

Current deferred tax liabilities relating primarily to foreign employment tax subsidy of $0.6 million and $0.8 million at December 31, 2015 and 2014, respectively, included in the table above, were included as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets.

At December 31, 2015, we had federal net operating loss carryforwards of $5.9 million, which begin to expire at the end of 2024, and state net operating loss carryforwards of $37.8 million, of which $2.2 million expire between 2016 and 2019, and the remainder expire between 2020 and 2029. Included in these amounts are $2.7 million of federal net operating loss carryforwards and $0.8 million of state net operating loss carryforwards which relate to an acquired subsidiary and are subject to annual limitations as to their use under IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited. At December 31, 2015, we also had federal tax credits of $0.7 million, which begin to expire at the end of 2033, and state research tax credits of $0.7 million, which have no expiration date.

Cumulative undistributed earnings of our Canadian subsidiaries for which no U.S. income taxes have been provided approximated $13.4 million at December 31, 2014. Deferred U.S. income taxes on these earnings have not been provided as these amounts are considered to be permanently reinvested. At the present time, it is not practicable to estimate the amount of tax that may be payable if these earnings were repatriated.

We had the following activity relating to unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$—	$—	$—
Additions to tax positions in prior periods	420	—	—
Ending balance	$420	$—	$—

For the years ended December 31, 2015, 2014 and 2013, we did not recognize any interest or penalties related to uncertain tax positions. There were also no accrued interest and penalties at December 31, 2015 and 2014. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2011, and state income tax examinations for years following 2010. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

11. Commitments and Contingencies

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

As of December 31, 2015, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease obligations	$6,963	$4,199	$3,236	$2,486	$1,319	$5,060	$23,263
Capital lease obligations	2,274	1,033	179	156	58	—	3,700
Other commitments (1)(2)	20,770	51	—	—	—	—	20,821
Total minimum payments	$30,007	$5,283	$3,415	$2,642	$1,377	$5,060	$47,784

(1)	Other commitments consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).
(2)	We had $11.3 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2015. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, total rent expense, net of sublease income, totaled $4.2 million, $4.6 million and $4.9 million, respectively. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

Legal Proceedings

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other litigation related to the conduct of our business. Any such litigation could result in a material amount of legal or related expenses and be time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition.

12. Stockholders’ Equity

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

We repurchased a total of 601,503 shares of our common stock under this program during the year ended December 31, 2015 for a total cost of approximately $5.9 million. From the inception of the program in October 2008 through December 31, 2015, we have repurchased an aggregate total of 3,675,989 shares of our common stock for a total cost of $22.4 million. At December 31, 2015, we had $7.6 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

13. Earnings Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the year ended December 31, 2015, since we reported a loss from continuing operations, all potential shares totaling 553,000 were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the year ended December 31, 2015, had we reported income from continuing operations, approximately 466,000 common shares would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. Potential common shares of approximately 562,000 and 657,000 for the years ended December 31, 2014 and 2013 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows for income from continuing operations (in thousands, except per share amounts):

	Income From Continuing Operations	Weighted Average Number of Common Shares Outstanding	Per Share Amounts
Year Ended December 31, 2015:
Basic EPS
Loss from continuing operations	$(17,948)	12,049	$(1.49)
Effect of dilutive securities
Dilutive effect of stock-based awards	—	—
Diluted EPS
Adjusted loss from continuing operations	$(17,948)	12,049	$(1.49)

Year Ended December 31, 2014:
Basic EPS
Income from continuing operations	$7,035	12,251	$0.57
Effect of dilutive securities
Dilutive effect of stock-based awards	—	630
Diluted EPS
Adjusted income from continuing operations	$7,035	12,881	$0.55

Year Ended December 31, 2013:
Basic EPS
Income from continuing operations	$8,645	11,583	$0.75
Effect of dilutive securities
Dilutive effect of stock-based awards	—	340
Diluted EPS
Adjusted income from continuing operations	$8,645	11,923	$0.73

14. Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. We make 25% matching contributions for amounts that do not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a five-year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $661,900, $545,000 and $530,000 in 2015, 2014 and 2013, respectively.

Restricted Stock Units Issued to Non-Employees

On each of May 20, 2015, 2014 and May 20, 2013, our Compensation Committee approved and granted, under our 2012 Plan, the award of 6,000 shares of restricted stock units to each of our three non-employee members of the board for a total award of 54,000 restricted stock units. The restricted stock units each vest annually in equal amounts over a two-year period from the respective dates of grant. See Note 4 for more information on our accounting for stock-based compensation.

15. Segment Information

Our four reportable operating segments - Commercial, Public Sector, MacMall and Canada - are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. For more information on our reportable operating segments, see Note 1 above.

Summarized segment information for our continuing operations is as follows for the periods presented (in thousands):

	Commercial	Public Sector	MacMall	Canada	Corporate & Other	Consolidated
Year Ended December 31, 2015
Net sales	$1,271,815	$279,603	$93,570	$16,987	$(27)	$1,661,948
Gross profit	184,728	26,914	9,486	3,200	(1)	224,327
Depreciation and amortization expense(1)	3,400	326	72	67	8,352	12,217
Operating profit (loss)	58,301	10,020	1,178	591	(95,572)	(25,482)

Year Ended December 31, 2014
Net sales	$1,016,047	$214,723	$125,615	$—	$(23)	$1,356,362
Gross profit	158,777	21,057	12,211	—	22	192,067
Depreciation and amortization expense(1)	2,416	45	116	—	8,070	10,647
Operating profit (loss)	58,029	8,349	1,290	—	(51,963)	15,705

Year Ended December 31, 2013
Net sales	$1,034,776	$187,142	$138,089	$—	$(8)	$1,359,999
Gross profit	158,157	16,995	14,344	—	3	189,499
Depreciation and amortization expense(1)	3,911	73	82	—	6,980	11,046
Operating profit (loss)	63,486	3,714	2,968	—	(51,948)	18,220

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of December 31, 2015 and 2014, we had total consolidated assets of $600.2 million and $389.2 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S and Canada. During the year ended December 31, 2015, approximately 1% of our total net sales were made to customers in Canada. During the years ended December 31, 2014 and 2013, less than 1% of our total net sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our total net sales in each of the years ended December 31, 2015, 2014 and 2013.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2015	2014	2013
U.S.	$55,338	$73,784	$55,217
Philippines	131	201	365
Canada	1,305	383	211
Property and equipment, net	$56,774	$74,368	$55,793

16. Subsequent Event

On January 19, 2016, PCM, all of its domestic subsidiaries (collectively with PCM, the “US Borrowers”), and all of its Canadian subsidiaries (collectively, the “Canadian Borrowers” and, together with the US Borrowers, the “Borrowers”), entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders named therein (the “Lenders”) and Wells Fargo Capital Finance, LLC as administrative and collateral agent for the Lenders (the “Agent”). The Fourth Amended Loan Agreement amends and restates the Third Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, as amended (the “Prior Loan Agreement”).

The Fourth Amended Loan Agreement provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amended Loan Agreement, from $250,000,000 to $275,000,000; (ii) the addition of a sub-line of up to C$40,000,000 as the Canadian Maximum Credit, as defined in the Fourth Amended Loan Agreement ((i) and (ii) collectively the “Revolving Line”); (iii) an extension of the Maturity Date to March 19, 2019; (iv) interest on outstanding balances under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus 1 percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or, at the election of the Borrowers, based on the CDOR Rate plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (v) interest on outstanding balances under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%.

The Fourth Amended Loan Agreement and related documentation includes representations, covenants, and events of default customary for financing transactions of this type. Under the Fourth Amended Loan Agreement, in the event that excess availability under the Revolving Line is less than certain thresholds (based on the then-current maximum amount available to be drawn under the Revolving Line), the Borrowers are required to maintain a fixed charge coverage ratio of 1.0 to 1.0. Borrowings under the Revolving Line are secured by liens on substantially all of the Borrowers’ assets. The Borrowers paid certain fees and costs, including but not limited to, a $118,750 closing fee distributed among the lenders and will pay a commitment fee of 0.25% per annum on funds available for borrowing under the Revolving Line and not borrowed.

17. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (in thousands, except per share data):

	2015 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$295,959	$478,871	$404,933	$482,185
Gross profit	39,105	61,966	60,143	63,113
Income (loss) from continuing operations	$(3,524)	$175	$(483)	$(14,116)
Income (loss) from discontinued operations, net of taxes	(31)	74	(302)	(51)
Net income (loss)	$(3,555)	$249	$(785)	$(14,167)
Basic and diluted earnings (loss) per common share from continuing operations:
Basic	$(0.29)	$0.01	$(0.04)	$(1.2)
Diluted	(0.29)	0.01	(0.04)	(1.2)

	2014 (1)
	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)	4th Quarter
Net sales	$325,337	$334,991	$336,801	$359,233
Gross profit	48,705	47,976	45,199	50,187
Income from continuing operations	$3,034	$1,844	$116	$2,041
Loss from discontinued operations, net of taxes	(147)	(698)	(257)	(468)
Net income (loss)	$2,887	$1,146	$(141)	$1,573
Basic and diluted earnings per common share from continuing operations:
Basic	$0.25	$0.15	$0.01	$0.17
Diluted	0.24	0.14	0.01	0.16

(1)	All amounts reported herein have been recast to present all four of our retail stores and our OnSale and eCost businesses as discontinued operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management believes that, as of December 31, 2015, our internal control over financial reporting was effective.

Management has excluded from its assessment of the internal control over financial reporting at En Pointe Technologies Sales, LLC (“En Pointe”), which we acquired on April 1, 2015. En Pointe’s financial statements comprised 24% and 21% of our consolidated total assets and total net sales, respectively, as of and for the year ended December 31, 2015. For more information on the acquisition of En Pointe, see Part II, Item 8, Note 3 of the Notes to the Consolidated Financial Statements of this Form 10-K.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers as of March 9, 2016 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	49	Chairman and Chief Executive Officer
Robert J. Miley	45	President
Brandon H. LaVerne	44	Chief Financial Officer, Treasurer, Chief Accounting Officer and Assistant Secretary
Robert I. Newton	50	Executive Vice President, Chief Legal Officer and Secretary
Simon M. Abuyounes	62	Executive Vice President — IT and Operations

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

Brandon H. LaVerne has served as our Chief Financial Officer since July 2008. Mr. LaVerne previously served as our Interim Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company since June 2007, and continues to serve as our principal financial and accounting officer. Prior to June 2007, Mr. LaVerne served as Vice President and Controller and has been with us since October 1998. Prior to joining us, Mr. La Verne worked for Computer Sciences Corporation, and started his career with Deloitte & Touche LLP. Mr. LaVerne received his B.S. in Accounting from the University of Southern California and is a Certified Public Accountant.

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

Simon M. Abuyounes was appointed Executive Vice President — IT and Operations of PCM, Inc. in April 2014. Mr. Abuyounes previously served as President of PCM Logistics, LLC since June 2005. Prior to June 2005, Mr. Abuyounes has served as Senior Vice President of Operations and has been with us since June 1995. Prior to joining us, Mr. Abuyounes held various engineering and managerial positions for over 10 years. Mr. Abuyounes received his B.S. and M.S. degrees in Engineering from the Ohio State University. Mr. Abuyounes is the brother-in-law of Mr. Khulusi.

Information regarding our board of directors, audit committee, audit committee financial expert, code of business conduct and ethics, our nominating and corporate governance committee as well as other corporate governance matters is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors -Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page Number
(1)	Financial Statements	See Part II, Item 8, beginning on page 50

(2)	Financial Statement Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2015, 2014 and 2013	See Part IV, Item 15, beginning on page 86

(3)	Exhibits	See Part IV, Item 15, beginning on page 87

PCM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2015	$426	$731		$(599	)(a)	$558
December 31, 2014	1,407	463		(1,444	)(a)	426
December 31, 2013	1,447	1,361		(1,401	)(a)	1,407

Valuation allowance for deferred tax assets for the years ended:
December 31, 2015	$805	$168	(b)	$(62	)(b)	$911
December 31, 2014	987	44	(b)	(226	)(b)	805
December 31, 2013	737	293	(b)	(43	)(b)	987

(a) Relates primarily to accounts written-off.

(b) Relates primarily to changes in valuation allowances applied to various state net operating loss carryforwards.

EXHIBIT LIST

Exhibit Number	Description
2.1*	Asset Purchase Agreement, dated March 12, 2015, by and among PCM Sales Acquisition, LLC, PCM, Inc., En Pointe Technologies Sales, Inc., Attiazaz “Bob” Din, and Michael Rapp (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, dated April 1, 2015, filed with the Commission on April 29, 2015)

2.2*	Asset Purchase Agreement, dated November 17, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

2.3*	Amendment No. 1 to Asset Purchase Agreement, dated December 1, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

2.4*	Amendment No. 2 to Asset Purchase Agreement, dated January 2, 2016, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

2.5*	Amendment No. 3 to Asset Purchase Agreement, dated February 14, 2016, by and among PCM Sales, Inc. (as successor to Intelligent IT, Inc.), Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(C) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

3.3	Certificate of Ownership and Merger merging PCM, Inc. with and into PC Mall, Inc. effective December 31, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

3.4	Certificate of Secretary certifying amendment of Bylaws effective December 31, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

10.1**	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2**	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Company’s Registration Statement on Form S-1, declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3**	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K”))

10.4**	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5**	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.6**	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the commission on March 25, 2005)

10.7**	Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.8**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.9**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.10**	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003)

10.11**	Form of Director Restricted Stock Bonus Award Agreement under 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.12	Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.13	Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2006)

10.14	Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.15	Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.16	Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008)

10.17**	Summary of Executive Incentive Plan

10.18**	Summary of Executive Salary and Bonus Arrangements

10.19**	Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2009)

10.20	Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2009)

10.21	Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Commission on May 10, 2012)

10.22**	PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders filed with the Commission on April 30, 2012)

10.23**	Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

10.24+	Third Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2013)

10.25**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.26**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.27	First Amendment to Third Amended and Restated Loan and Security Agreement, dated May 17, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2013)

10.28	Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 10, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2013)

10. 29	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2014, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2014)

10.30**	Employment Agreement by and between PCM, Inc. and Robert J. Miley, dated October 31, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.31**	Third Amendment to Employment Agreement by and between PCM, Inc. and Frank F. Khulusi, dated November 6, 2014 (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 16, 2015 (the “2015 Form 10-K)

10.32	Purchase Agreement, dated December 23, 2014, by and between Sarcom Properties, Inc. and PCM, Inc. (incorporated herein by reference to Exhibit 10.39 to the Company’s 2015 Form 10-K)

10.34+	Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 7, 2015, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2015)

10.35	PCM, Inc. 2012 Equity Incentive Plan, as amended effective July 21, 2015 (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2015 Annual Meeting of Stockholders filed with the Commission on June 19, 2015)

10.36+	Fourth Amended and Restated Loan and Security Agreement, dated as of January 19, 2016, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC

21.1	Subsidiaries of the Registrant as of December 31, 2015

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission. This agreement has been included to provide investors with information regarding its terms, however it is not intended to provide any other factual information about the parties. The agreement contains representations and warranties of the parties as of specified dates that are qualified by information in confidential disclosure schedules delivered in connection with signing the agreement. The assertions embodied in these representations and warranties were made solely for purposes of the agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.
**	Management contract, or compensatory plan or arrangement.
+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PCM, INC.
(Registrant)

Date: March 15, 2016	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman and Chief Executive Officer	March 15, 2016
Frank F. Khulusi	(Principal Executive Officer)

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief Accounting Officer, Treasurer and	March 15, 2016
Brandon H. LaVerne	Assistant Secretary (Principal Financial and Accounting Officer)

/s/ THOMAS A. MALOOF	Director	March 15, 2016
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 15, 2016
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 15, 2016
Paul C. Heeschen

***

EXHIBIT INDEX

Exhibit Number	Description

2.2*	Asset Purchase Agreement, dated November 17, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

2.3*	Amendment No. 1 to Asset Purchase Agreement, dated December 1, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

2.4*	Amendment No. 2 to Asset Purchase Agreement, dated January 2, 2016, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

2.5*	Amendment No. 3 to Asset Purchase Agreement, dated February 14, 2016, by and among PCM Sales, Inc. (as successor to Intelligent IT, Inc.), Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

10.17**	Summary of Executive Incentive Plan

10.18**	Summary of Executive Salary and Bonus Arrangements

10.36+	Fourth Amended and Restated Loan and Security Agreement, dated as of January 19, 2016, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC

21.1	Subsidiaries of the Registrant as of December 31, 2015

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission. This agreement has been included to provide investors with information regarding its terms, however it is not intended to provide any other factual information about the parties. The agreement contains representations and warranties of the parties as of specified dates that are qualified by information in confidential disclosure schedules delivered in connection with signing the agreement. The assertions embodied in these representations and warranties were made solely for purposes of the agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.
**	Management contract, or compensatory plan or arrangement.
+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***

