Form 10-K/A
period 2015-12-31
PCM, INC.
filed 2016-04-28
CIK 937941

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

As of April 18, 2016, the registrant had 11,720,696 shares of common stock outstanding.

EXPLANATORY NOTE

PCM, Inc. (“PCM,” “we” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 15, 2016 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

1

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

Set forth below are the name, age and the positions and offices held for each of our directors as of April 18, 2016, his principal occupation, business experience and public company board service during the past five years, and the experience, qualifications, attributes or skills that qualify such person to serve as a director of our company.

Name	Age	Position	Director Since
Frank F. Khulusi	49	Chairman of the Board and Chief Executive Officer	1987
Thomas A. Maloof(2)(3)	64	Director	1998
Ronald B. Reck(1)(2)(3)	67	Director	1999
Paul C. Heeschen(1)(2)(3)	59	Director	2006

(1)	Member of our Compensation Committee.
(2)	Member of our Audit Committee.
(3)	Member of our Nominating and Corporate Governance Committee.

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

Executive Officers

Our executive officers as of April 18, 2016 and their respective ages and positions were as follows:

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with, except one late Form 4 filed by Simon Abuyounes to report two transactions and one late Form 4 filed by Jay Miley to report two transactions.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy and Principles

The Compensation Committee of our Board of Directors establishes our executive compensation philosophy and principles and oversees our executive compensation programs. The following are the primary principles of our executive compensation programs, which together constitute our executive compensation philosophy:

●	link executive compensation to the creation of stockholder value;

●	reward contributions of executive officers that enhance our specific business goals; and

●	attract, retain and motivate high quality individuals.

Our executive compensation programs have been designed and adopted by the Compensation Committee in an effort to implement the above principles. The key elements of our executive compensation program include base salary, quarterly and annual cash incentives, stock incentive awards, health and welfare benefits, and other perquisites. The discussion below describes each of the key elements of our executive compensation for the fiscal year ended December 31, 2015.

Executive Compensation Process

In establishing compensation, our Compensation Committee, among other things:

●	reviews the performance of our executive officers and each of the components of their compensation;

●	evaluates the effectiveness of our overall executive compensation program on a periodic basis; and

●	administers our equity and cash incentive plans and, within the terms of these plans, determines the terms and conditions of the awards under these plans.

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

In April 2013, the Compensation Committee engaged Towers Watson, a nationally recognized compensation consulting firm, to advise the Committee on our director and executive compensation programs and to conduct an independent competitive assessment of our director and executive officer compensation in an effort to ensure that such compensation levels and practices satisfy our compensation philosophies and principles and are established in part based upon consideration of objective market compensation data. The object of Towers Watson’s 2013 engagement was to ensure that our compensation levels and practices were designed to support long-term growth and success, reflect best practices and address the needs of our company, employees and stockholders, and to update prior assessments using more recent market data. In connection with its engagement by the Committee, Towers Watson was instructed to perform the following assignments:

●	provide an assessment of our total direct compensation (base salary, short-term incentive and long-term incentive) for executive level positions;

●	provide advice on competitive compensation practices and executive compensation issues and trends and on establishing an appropriate peer group for comparison;

●	provide independent recommendations to the Committee on Chief Executive Officer and other executive officer and director compensation; and

●	provide a review and assessment of the Company’s overall compensation programs design for directors and executive officers, including short-term and long-term incentive practices.

Towers Watson presented its recommendations with respect to our Chief Executive Officer directly to the Compensation Committee, without the participation of the Chief Executive Officer. The other recommendations of Towers Watson were provided to the Compensation Committee and our Chief Executive Officer with input from our human resources personnel, who worked directly with Towers Watson on the assignment. The report was discussed by the Committee at scheduled meetings of the Committee during the second and third quarters of 2013. The report, together with input to the Committee from our Chief Executive Officer regarding incentive and retention of our other executive officers and directors, was considered by the Committee in establishing each of the components of executive and director compensation for fiscal year 2013 and again for fiscal years 2014 and 2015.

Total Compensation of Executive Officers

Our executive compensation programs consist primarily of (i) base salary, (ii) short-term incentive compensation in the form of quarterly or annual cash bonuses and (iii) long-term incentive compensation in the form of stock options and RSUs. We also provide our executive officers with other benefits, including certain perquisites and severance and change of control agreements discussed in more detail below. Each of these components of executive compensation has been provided to satisfy our compensation philosophy and principles after review of market executive compensation data provided by an independent compensation consultant engaged by the Compensation Committee and, for executives other than the Chief Executive Officer, based in part on qualitative input and recommendations made to the Compensation Committee by our Chief Executive Officer. For the 2015 fiscal year, each of our executive officers received cash compensation in the form of an annual base salary and cash bonuses or incentive compensation, and each also received long-term incentive compensation in the form of stock option and RSU awards. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation other than its determination that the total compensation and each component of compensation provided to each executive officer in 2015 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the peer group as provided in the 2013 Towers Watson report.

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

Please refer to the tables under the section entitled “Executive Compensation” below for a detailed presentation of the specific compensation earned by each of our named executive officers in the 2015 fiscal year.

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

In setting the total compensation levels and each component of our executive compensation program for 2015, the Compensation Committee reviewed and considered the comparative peer group data as described above, as well as the qualitative input from the Chief Executive Officer regarding retention and incentive requirements (for executive officers other than the Chief Executive Officer). The Committee determined that the total compensation and each component of compensation to be provided to each executive officer in 2015 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data. However, the Compensation Committee did not establish any specific peer group comparative percentile targets or relative percentages of total compensation that any component of compensation should represent for any of our executives. While no specific benchmark was used in establishing the compensation programs for any of our executive officers, our Chief Executive Officer’s total cash compensation (consisting of base salary plus the target cash incentive opportunity) was below the 25th percentile of the peer group utilized in the Towers Watson report and his equity compensation was below the 10th percentile of such peer group (before giving effect to the voluntary reduction in Mr. Khulusi’s annual base salary rate described below).

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

The base salaries of our executive officers are reviewed annually and adjusted from time to time from the original amounts provided in employment agreements to recognize individual performance, promotions, competitive compensation levels, retention and incentive considerations and other qualitative factors. In addition to adjustments made for competitive, retention and incentive reasons, the Committee has periodically adjusted executive officer base salaries based on its assessment of each executive’s performance and history with us and our overall budgetary considerations for salary increases. Based in part on the reports provided to the Committee by the independent compensation consulting firm and other data reviewed by the Committee, the base salaries for Messrs. LaVerne, Newton and Abuyounes were increased effective as of May 20, 2013 and were unchanged for 2014 and 2015. Mr. Miley’s annual base salary rate of $400,000 was established by the Committee in connection with his hiring and negotiation of his December 2014 employment agreement. In December 2014, in connection with the hiring of a new President, Mr. Khulusi’s base salary was reduced at his request from $833,000 to $583,000 to partially offset the cost of adding the separate President position in the near term. Mr. Khulusi agreed to continue this reduced base salary rate throughout 2015.

Short-Term Incentive Compensation

In February 2015 our Compensation Committee adopted our 2015 Executive Incentive Plan (the “Plan”) effective for the 2015 fiscal year. The Plan was intended to reward and motivate our executives with short-term cash incentives and to align the interests of management with our stated objectives to focus on our sales and profitability and increase shareholder value. Each of our named executive officers was eligible to participate in the Plan.

The Plan was designed to provide cash incentive opportunities based upon two performance objectives, weighted differently for each executive eligible to participate in the Plan: (1) attainment of a target consolidated annual EBITDA (the “Consolidated Target”), and (2) attainment of individual qualitative targets (the “Qualitative Target”). EBITDA was defined under the Plan as earnings before interest, taxes, depreciation and amortization and adjusted for non-recurring special charges, if any, to be excluded from the calculation of EBITDA in the discretion of the Committee, including but not limited to non-cash adjustments such as goodwill and intangible asset adjustments, material unforeseen litigation and restructuring and related costs. Such adjustments are consistent with our executive incentive plan in the prior year and the items excluded from the 2015 EBITDA calculations are described in more detail below.

The Plan provided for individual target amounts for each participant based on the Company’s achievement at 100% of the annual Consolidated Target for the 2015 calendar year. The Plan also had a minimum annual EBITDA for any quantitative cash incentive to be paid under the Plan and contained incentive decelerators based on performance below the respective quantitative performance targets, with an annual minimum threshold set at 80% of target. Quantitative incentive amounts would be paid at 50% of the incentive target if the Company’s performance equaled the minimum target threshold for payment of the quantitative cash incentive amounts. If the Company’s performance fell below the threshold, no quantitative cash incentives would have been earned.

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

Under the 2015 Plan, Messrs. LaVerne, Newton and Abuyounes each had certain individual qualitative targets that were tailored for their respective responsibilities to the Company based on recommendations made by our Chief Executive Officer and approved by the Committee and were paid quarterly or annually in the discretion of the Committee.

The total cash incentive opportunity for the participating executive officers equaled 62% of annual base salary for Mr. Khulusi (or 89% of his reduced base salary in effect from December 2014), 50% of annual base salary for Mr. Miley, and 40% of base salary for each of Messrs. LaVerne, Newton and Abuyounes. The schedule below indicates the mix of performance objectives for each of our named executive officers:

Name	Consolidated Target	Qualitative Target
Frank F. Khulusi	100%	—
Robert J. Miley	100	—
Brandon H. LaVerne	67	33%
Robert I. Newton	—	100
Simon M. Abuyounes	67	33

All amounts funded under the Plan were subject to increase or reduction for each named executive officer at the sole discretion of the Committee based upon qualitative or quantitative factors which the Committee may deem appropriate from time to time. In addition to participation in the Plan, all of our executive officers were eligible for additional discretionary bonuses as could be determined by the Committee. In 2015, Messrs. LaVerne, Newton and Abuyounes each received an additional discretionary bonus in the respective amounts of $25,000, $50,000 and $50,000 in connection with their efforts related to acquisitions made by the Company in 2015. No cash incentive was earned until it was paid under any of these plans. Therefore, in the event the employment of an executive eligible under these plans terminated (either by the Company or by the eligible executive, whether voluntarily or involuntarily) before a cash incentive was paid, the executive was not deemed to have earned that incentive and it was not paid.

Under the 2015 Plan, the Company achieved 55% of the Annual Consolidated Target, as adjusted, which together with achievement of certain quarterly targets, resulted in payouts to each of the participating executives in the amounts shown in the tables below for the quantitative portion of their respective cash incentive opportunity under the plan. The Compensation Committee calculated the 2015 Annual Consolidated Target utilizing EBITDA from continuing operations. Additionally, based on the recommendation of our Chief Executive Officer, the Compensation Committee awarded each of Messrs. LaVerne, Newton and Abuyounes 100%, 100% and 80% of the qualitative portion of their respective incentive opportunity under the Plan. The following table illustrates the calculation of the EBITDA, as adjusted, applicable for the 2015 Plan (in thousands):

Consolidated
2015 Operating Loss, as reported	$(25,482)
Depreciation & Amortization	12,217
2015 EBITDA	(13,265)
Add: Write-off of CRM and ERP	25,421
Add: M&A related fees	2,083
Add: Severance & restructuring related costs	3,845
2015 EBITDA, as adjusted	$18,084

2015 Performance Target	$32,950
Achievement Percentage	55%
Payout Percentage(1)	14%

(1)	The Payout Percentage equals the actual amount paid to the executive as a percentage of his respective quantitative target under the Plan. While the annual minimum threshold was not met, the Payout Percentage reflects the net effect of the quarterly and annual application of the accelerators and decelerators described above and non-recoverable payouts based on meeting quarterly incremental targets.

The following table shows the 100% payout targets for each component of the 2015 Plan for each of our named executive officers participating in the plan, together with the actual cash incentive amounts awarded for such periods under the plan:

Name	Consolidated Incentive at Target	Consolidated Incentive Achieved	Qualitative Incentive at Target	Qualitative Incentive Achieved
Frank F. Khulusi	$516,460	$74,241	$—	$—
Robert J. Miley	200,000	28,750	—	—
Brandon H. LaVerne	92,816	13,342	45,716	45,716
Robert I. Newton	—	—	137,160	137,160
Simon M. Abuyounes	89,345	12,843	44,006	35,204

The aggregate cash incentives earned by each of our named executive officers for 2015 were as follows:

Name	Aggregate Incentive Target	Aggregate Incentive Achieved	% of Incentive Achieved
Frank F. Khulusi	$516,460	$74,241	14%
Robert J. Miley	200,000	16,667	14
Brandon H. LaVerne	138,532	59,058	43
Robert I. Newton	137,160	137,160	100
Simon M. Abuyounes	133,350	48,048	36

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

The Compensation Committee is not tied to any particular process or formula to determine the size of the long-term incentive awards granted to our named executive officers. Consequently, the Committee uses its discretion to grant equity awards and may consider the various factors discussed below. In fiscal 2015, to determine the size of the equity awards for our named executive officers, the Committee first reviewed our Chief Executive Officer’s recommendations for options and RSUs to be granted during fiscal 2015 to our executive officers other than the Chief Executive Officer. In each case, the Committee then made determinations of the specific amounts and terms of stock options and RSUs to be granted to each executive officer, including our Chief Executive Officer, based on its subjective consideration of the recommendations of the Chief Executive Officer, historical grant information, the Committee’s views of comparative compensation data provided to the Committee by Towers Watson in its May 2013 report and other market compensation data, retention and motivational factors, corporate performance, individual performance, the executive’s level of responsibility, the potential impact that the executive could have on our operations and financial condition and the market price of our common stock.

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

The final compensation report of Towers Watson provided to the Compensation Committee in May 2013 included long-term, non-cash incentive compensation market competitive data and analysis which was reviewed and considered by the Committee in determining the 2015 stock option and RSU grants to executives. This data and analysis contemplated the annualized expected value of equity award grants ultimately provided to our executive officers relative to long-term, non-cash incentive compensation provided to peer group executives. The value of each grant also was analyzed for its effect on total compensation, representing the long-term, non-cash component of our executive compensation. The Committee determined that the level of each grant in 2015 to each of our executive officers was within the range of annual long-term, non-cash incentive compensation relative to the considered peer groups for each executive officer and further determined that the level of each grant in 2015 to each executive officer when considered together with the total cash compensation for 2015 placed the level of 2015 total compensation for each executive officer within the market range. Mr. Miley’s initial award of RSUs in December 2014 was approved by the Committee in connection with the negotiation of his employment agreement and was also factored by the Committee in determining the amount of his 2015 grant.

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

Employment Agreements and Severance and Change-in-Control Arrangements

In January 1995, prior to our initial public offering, we entered into an employment agreement with Frank F. Khulusi, our Chairman, President and Chief Executive Officer. Mr. Khulusi’s employment agreement, which was amended in December 2005 and in December 2008, provides for one-year extensions unless it is terminated by us or Mr. Khulusi. Mr. Khulusi’s annual salary pursuant to his employment agreement has been increased or decreased periodically and was $833,000 before he voluntarily reduced his annual salary by $250,000 to $583,000 in December 2014 and continued throughout 2015 at this reduced rate. Mr. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Mr. Khulusi’s employment agreement provides that he is entitled to certain severance benefits in the event of a change of control or if his employment is terminated by us without cause or by Mr. Khulusi for good reason as follows:

●	If Mr. Khulusi’s employment is terminated by the Company without cause (which may occur at any time upon 90 days’ advance written notice to Mr. Khulusi), the Company will pay him his salary through the end of the notice period and, in addition, a lump sum amount equal to two times the total salary and bonus compensation paid to him for the twelve months immediately preceding the notice of termination, in each case subject to the December 2008 amendment of Mr. Khulusi’s employment agreement which amended the agreement to clarify that the agreement is intended to comply with Section 409A of the United States Internal Revenue Code and related regulations in all instances and that any payments which would cause non-compliance will be delayed in a manner necessary for compliance;

●	If Mr. Khulusi’s employment is terminated by him for good reason (which may occur upon 30 days’ advance written notice to the Company), including as a result of the Company notifying him of its decision to not renew the employment agreement for an additional period as described above, the Company will pay him a lump sum upon such termination equal to two times the total salary and bonus compensation paid to him for the twelve months immediately preceding the notice of termination; and

●	In the event of a change of control of the Company, upon consummation of the change of control, Mr. Khulusi’s employment agreement will terminate and he will receive a lump sum payment equal to two times the total salary (which for this purpose, Mr. Khulusi’s base salary is deemed to be $833,000 as provided in his employment agreement, as amended) and short-term cash incentive compensation paid to him for the twelve months immediately preceding the change of control.

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

For the purposes of Mr. Khulusi’s employment agreement, a “change of control” of the Company will be deemed to have occurred if:

●	there is consummated (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s common stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company’s common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, (ii) any reverse merger in which the Company is the continuing or surviving corporation but in which securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from those who hold such securities immediately prior to the merger, or (iii) any sale, lease, exchange or other transfer (in one or more related transactions) of all, or substantially all, of the assets of the Company;

●	our stockholders approve a plan or proposal for the liquidation or dissolution of us;

●	any person other than Mr. Khulusi or certain of his relatives or affiliates become the direct or indirect beneficial owners of 20% or more of our common stock (other than as a result of purchases by such person directly from us); or

●	during any 12-month period, individuals who at the beginning of the period constitute our entire Board of Directors cease for any reason to constitute a majority thereof unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.

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

The RSUs held by Mr. Miley provide that in the event of a change of control in which Mr. Miley’s RSUs are not assumed or replaced, a portion of his unvested RSUs then outstanding will become vested upon the change of control in an amount equal to two years of accelerated vesting. In the event Mr. Miley’s RSUs are assumed or replaced (by a comparable award) in connection with a change of control transaction, Mr. Miley is entitled to accelerated vesting of his then unvested outstanding RSUs in an amount equal to one year of accelerated vesting. Mr. Miley is further entitled to full acceleration of vesting following a change of control with respect to any remaining portion of the unvested RSUs which do not accelerate upon the change of control as described above and which are assumed or replaced in the transaction if his employment is terminated by the successor entity without cause or by Mr. Miley for “good reason” within twelve (12) months of the change of control.

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

The employment agreements and severance and change-in-control benefits provided to our executives under these agreements were approved by our Compensation Committee or full Board following our negotiations with our executive officers and were determined to be reasonable and necessary in order to hire and retain these individuals. Mr. Khulusi’s agreement was originally executed in 1995 and at that time we established certain change-in-control and severance protections for Mr. Khulusi. We believe that it is important to provide continued professional stability to those executive-level employees who helped build our company and whose leadership is important to our continued success. Further, we believe that the interests of our stockholders will be best served if the interests of our most senior management are aligned with them. Providing change in control benefits, including the severance and share-based award acceleration benefits, is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of our stockholders. The severance and change-in-control benefits offered to our executive officers did not affect the Compensation Committee’s determination of the total compensation, or any component of compensation, we provided to our executive officers in 2015.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for fiscal years 2015, 2014 and 2013 awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers serving at the end of our most recent fiscal year whose total compensation exceeded $100,000. The individuals listed in the following table are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(3)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Frank F. Khulusi	2015	$583,000	$—		$—	$686,700	$74,241	$6,887	(4)	$1,350,828
Chairman of the Board and Chief Executive Officer	2014	810,969	—		314,375	361,800	107,811	7,055	(4)	1,602,010
	2013	833,000	—		266,479	275,400	337,636	4,375	(5)	1,716,890

Robert J. Miley(1)	2015	400,000	—		—	117,720	28,750	4,463	(4)	550,933
President	2014	35,249	216,667	(2)	—	928,000	—	—		1,179,916

Brandon H. LaVerne	2015	346,330	70,716		65,583	117,720	13,342	15,625	(6)	629,316
Chief Financial Officer	2014	346,330	45,716		87,354	120,600	19,375	18,554	(7)	637,929
	2013	335,394	28,572		69,087	68,850	77,822	11,188	(6)	590,913

Robert I. Newton	2015	342,900	187,160		65,583	117,720	—	17,401	(7)	730,764
Executive Vice President, Chief Legal Officer and Secretary	2014	342,900	137,160		87,354	120,600	—	19,055	(7)	707,069
	2013	333,266	137,160		64,152	61,200	—	11,131	(6)	606,909

Simon M. Abuyounes	2015	333,375	85,204		65,583	117,720	12,843	16,421	(7)	631,146
Executive Vice President — IT and Operations	2014	333,375	44,006		87,354	120,600	18,651	18,576	(7)	622,562
	2013	327,353	27,503		59,218	53,550	74,911	9,518	(6)	552,053

(1)	Mr. Miley joined our company on December 1, 2014.
(2)	Consists of a signing bonus and the pro-rated portion of Mr. Miley’s cash incentive award for 2014.
(3)	Represents the aggregate grant date fair value of stock and option awards, valued in accordance with ASC 718, awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 4 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2015.
(4)	Includes company matched 401(k) contributions on behalf of the executive and company sponsored award trip.
(5)	Includes company matched 401(k) contributions on behalf of the executive.
(6)	Includes company matched 401(k) contributions on behalf of the executive and car allowance.
(7)	Includes company matched 401(k) contributions on behalf of the executive, car allowance and company sponsored award trip.

Grants of Plan-Based Awards (2015)

The following table sets forth information regarding equity awards granted to our named executive officers during the 2015 fiscal year:

Name	Grant Date	All Other Stock Awards: Number of Shares or Stock Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (3)
Frank F. Khulusi	09/11/2015	70,000	(1)	—		$—	$686,700
Robert J. Miley	09/11/2015	12,000	(1)	—		—	117,720
Brandon H. LaVerne	09/11/2015	12,000	(1)	—		—	117,720
	09/11/2015	—		15,000	(2)	9.81	65,583
Robert I. Newton	09/11/2015	12,000	(1)	—		—	117,720
	09/11/2015	—		15,000	(2)	9.81	65,583
Simon M. Abuyounes	09/11/2015	12,000	(1)	—		—	117,720
	09/11/2015	—		15,000	(2)	9.81	65,583

(1)	These RSUs vest 1/5 on May 20, 2016 with the remainder vesting annually in equal installments over four years, with full vesting on May 20, 2020.
(2)	These options vest quarterly in equal installments over five years, with full vesting on September 11, 2020, and have a term of seven years.
(3)	The grant date fair values of the stock and option awards granted were computed in accordance with ASC 718. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 4 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End (2015)

The following table sets forth information regarding equity awards for each of our named executive officers outstanding as of December 31, 2015:

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Frank F. Khulusi	12/14/2007	90,000	—		$10.50	12/14/2017
	07/31/2008	90,000	—		8.92	07/31/2018
	02/26/2010	22,000	—		4.66	02/26/2020
	06/10/2011	99,000	11,000	(1)	8.00	06/10/2021
	08/10/2012	30,800	30,800	(1)	5.55	08/10/2019
	05/20/2013	18,900	27,000	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	21,600	(2)	$214,488
	05/20/2014	16,200	37,800	(1)	10.05	05/20/2021
	05/20/2014	—	—		—	—	28,800	(2)	285,984
	09/11/2015	—	—		—	—	70,000	(3)	695,100

Robert J. Miley	12/04/2014	—	—		—	—	80,000	(2)	794,400
	09/11/2015	—	—		—	—	12,000	(3)	119,160

Brandon H. LaVerne	08/31/2007	15,000	—		12.27	08/31/2017
	07/31/2008	35,000	—		8.92	07/31/2018
	11/07/2008	30,000	—		4.01	11/07/2018
	08/21/2009	25,000	—		7.99	08/21/2019
	02/26/2010	25,000	—		4.66	02/26/2020
	06/10/2011	22,500	2,500	(1)	8.00	06/10/2021
	08/10/2012	13,000	7,000	(1)	5.55	08/10/2019
	05/20/2013	7,000	7,000	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	5,400	(2)	53,622
	05/20/2014	4,500	10,500	(1)	10.05	05/20/2021
	05/20/2014	—	—		—	—	9,600	(2)	95,328
	09/11/2015	750	14,250	(1)	9.81	09/11/2022
	09/11/2015	—	—		—	—	12,000	(3)	119,160

Robert I. Newton	08/31/2007	20,000	—		12.27	08/31/2017
	07/31/2008	20,000	—		8.92	07/31/2018
	08/21/2009	25,000	—		7.99	08/21/2019
	02/26/2010	25,000	—		4.66	02/26/2020
	06/10/2011	22,500	2,500	(1)	8.00	06/10/2021
	08/10/2012	13,000	7,000	(1)	5.55	08/10/2019
	05/20/2013	6,500	6,500	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	4,800	(2)	67,664
	05/20/2014	4,500	10,500	(1)	10.05	05/20/2021
	05/20/2014	—	—		—	—	9,600	(2)	95,328
	09/11/2015	750	14,250	(1)	9.81	09/11/2022
	09/11/2015	—	—		—	—	12,000	(3)	119,160

Simon M. Abuyounes	08/31/2007	20,000	—		12.27	08/31/2017
	07/31/2008	20,000	—		8.92	07/31/2018
	11/07/2008	30,000	—		4.01	11/07/2018
	08/21/2009	25,000	—		7.99	08/21/2019
	02/26/2010	25,000	—		4.66	02/26/2020
	06/10/2011	22,500	2,500	(1)	8.00	06/10/2021
	08/10/2012	13,000	7,000	(1)	5.55	08/10/2019
	05/20/2013	6,000	6,000	(1)	7.65	05/20/2020
	05/20/2013	—	—		—	—	4,200	(2)	41,706
	05/20/2014	4,500	10,500	(1)	10.05	05/20/2021
	05/20/2014	—	—		—	—	9,600	(2)	95,328
	09/11/2015	750	14,250	(1)	9.81	09/11/2022
	09/11/2015	—	—		—	—	12,000	(3)	119,160

(1)	These options vest quarterly in equal installments over five years.
(2)	These RSUs vest annually in equal installments over five years.
(3)	These RSUs vest 1/5 on May 20, 2016 with the remainder vesting annually in equal installments over four years.

Option Exercises and Stock Vested (2015)

The following table provides information regarding each exercise of stock option awards and vesting of RSU awards for each of our named executive officers during the fiscal year ended December 31, 2015:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Frank F. Khulusi	—	$—	14,400	$143,280
Robert J. Miley	—	—	20,000	188,400
Brandon H. LaVerne	—	—	4,200	41,790
Robert I. Newton	15,513	266,500	4,000	39,800
Simon M. Abuyounes	27,502	424,000	3,800	37,810

(1)	Value realized was computed by calculating the difference between the market price of our common stock at the exercise date and the exercise prices of the options exercised.

Potential Payments Upon Termination or Change in Control (2015)

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

Under our stock incentive plans, a change of control is deemed to occur upon:

●	the direct or indirect acquisition by any person or related group of persons of more than 50% of the total voting power of our outstanding stock;

●	a change in the composition of our board over a period of 36 months or less such that a majority of our continuing directors cease to be members of our board;

●	a merger or consolidation in which we are not the surviving entity or in which we survive as an entity but in which more than 50% of the voting power of our outstanding securities are transferred to persons different from those who held such securities immediately prior to such merger; or

●	the sale, transfer or other disposition of all or substantially all of our assets or our liquidation or dissolution.

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from PCM. The information set forth in the table assumes, as necessary:

●	The termination and/or the qualified change in control event occurred on December 31, 2015 (the last business day of our last completed fiscal year);

●	The price per share of our common stock on the date of termination is $9.93 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2015); and

●	With respect to unvested equity awards, the awards are not assumed or replaced as described above and do not remain outstanding following the change of control.

Name	Voluntary Termination		Death or Permanent Disability		Change of Control		Involuntary Termination
Frank F. Khulusi
Employment Agreement	$1,382,914	(1)(2)	See(	7)	$1,814,482	(2)(3)	$1,814,482	(2)(4)
Acceleration of Equity Awards	—		—		1,413,266	(8)	—
Total	$1,382,914		—		$3,227,748		$1,814,482

Robert J. Miley
Employment Agreement	—		—		—		$400,000	(4)(5)
Acceleration of Equity Awards	—		—		$444,864	(8)	—
Total	—		—		$444,864		$400,000

Brandon H. LaVerne
Employment Agreement	—		—		—		$173,165	(4)(6)
Acceleration of Equity Awards	—		—		$321,265	(8)	—
Total	—		—		$321,265		$173,165

Robert I. Newton
Employment Agreement	—		—		—		$171,450	(4)(6)
Acceleration of Equity Awards	—		—		$314,167	(8)	—
Total	—		—		$314,167		$171,450

Simon M. Abuyounes
Employment Agreement	—		—		—		$166,688	(4)(6)
Acceleration of Equity Awards	—		—		$98,134	(8)	—
Total	—		—		$98,134		$166,688

(1)	This severance benefit is provided pursuant to Mr. Khulusi’s employment agreement if his employment with us is terminated by Mr. Khulusi for “good reason,” as defined in his employment agreement, including if we choose to not renew the agreement.
(2)	Estimated severance payment is to be made in a single lump sum payment upon the termination or change of control, as applicable, subject to compliance with Section 409A of the Internal Revenue Code.

(3)	Pursuant to the terms of his employment agreement, to the extent the severance payment payable to Mr. Khulusi in the event of a change of control, either alone or together with other payments he has the right to receive from us, would not be deductible (in whole or in part) by us as a result of the payment constituting a “parachute payment” under Section 280G of the Internal Revenue Code, the severance payment will be reduced to the maximum deductible amount under the Code.
(4)	The amount indicated reflects payments upon a termination not for cause. In the event of the individual’s termination for cause, no payment would be payable, except that pursuant to Mr. Khulusi’s employment agreement, if he is terminated for cause (which may occur upon 30 days’ advance written notice), he is to be paid his salary through the end of the notice period.
(5)	Severance payment is to be made in one lump sum in the first payroll period after a properly executed release, as defined in Mr. Miley’s employment agreement, becomes irrevocable.
(6)	Severance payments are to be made in equal installments over a period of six months following the date of termination.
(7)	Upon executive’s death, we are required to pay to executive’s beneficiaries or estate the compensation to which he is entitled through the end of the month in which death occurs. Upon executive’s disability, which in the sole opinion of the Board, if executive is not able to properly perform his duties for more than 270 days in the aggregate or 180 consecutive days in any twelve month period, then executive’s employment shall terminate on the last day of the month in which the Board determines executive to be disabled and be entitled to executive’s compensation through executive’s last day of employment.
(8)	Represents the value of outstanding stock options and RSUs as of December 31, 2015 that would vest upon consummation of a change in control. Assumes that the vested options are immediately exercised and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. For details regarding acceleration terms for each of the named executive, please see “Employment Agreements and Severance and Change-in-Control Arrangements” in our Compensation Discussion and Analysis section above.

Director Compensation (2015)

The following table provides information regarding the compensation earned for services performed for us as a director by each member of our board of directors, other than directors who are also named executive officers, during the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Thomas A. Maloof (3)	$75,000	$59,700	$126,550
Ronald B. Reck (3)	75,000	59,700	122,175
Paul C. Heeschen (3)	67,500	59,700	114,675

(1)	Represents the aggregate grant date fair value of stock awards, valued in accordance with ASC 718, awarded to each of the directors during the 2014 fiscal year. For a detailed discussion of the assumptions made in the valuation of stock awards, please see Notes 2 and 4 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2015.
(2)	In 2015, each of our non-employee directors was awarded 6,000 RSUs, which vest annually over a two year period.
(3)	In 2015, there were no grants of stock option awards to any our non-employee directors. Each of our non-employee directors had the following aggregate number of option awards outstanding and vested as of December 31, 2015: Mr. Maloof —30,000, Mr. Reck — 30,000 and Mr. Heeschen — 30,000; and the following aggregate number of unvested RSUs as of December 31, 2015: Mr. Maloof —9,000, Mr. Reck — 9,000 and Mr. Heeschen — 9,000.

Each of our non-employee members of the Board receives an annual Board retainer of $50,000, plus an annual retainer of $10,000 for service on the Audit Committee and $7,500 for service on the Compensation Committee of the Board on which he or she serves. The chairperson of each of our Audit and Compensation Committees will also receive an additional annual retainer of $15,000 and $7,500, respectively. Directors who are employed by us or any of our affiliates are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings. We have entered into indemnification agreements with each of our directors, a form of which has been filed as an exhibit to our periodic reports filed with the Securities and Exchange Commission.

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

On May 20, 2015, our Compensation Committee approved and granted, under our 2012 Equity Incentive Plan, 6,000 RSUs to each of our non-employee members of the Board for a total award of 18,000 RSUs. The RSUs each vest annually in equal amounts over a two year period from the date of grant. We valued the RSUs at fair value in accordance with ASC 718 as of the grant date. See footnotes 1 and 2 in the table above for more information.

Compensation Committee Interlocks and Insider Participation

Mr. Reck and Mr. Heeschen served as members of our Compensation Committee during the fiscal year ended December 31, 2015. There are no Compensation Committee interlocks between us and other entities involving our executive officers and Board members who serve as executive officers of such companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2015 and our Proxy Statement for the 2016 Annual Meeting of Stockholders.

The Compensation Committee

Ronald B. Reck (Chair)

Paul C. Heeschen

TEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 18, 2015 by: (i) each of the executive officers listed in the Summary Compensation Table in this proxy statement (sometimes referred to herein as the “named executive officers”); (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage of ownership is based on an aggregate of 11,720,696 shares of our common stock outstanding on April 18, 2015. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PCM, Inc., 1940 E. Mariposa Avenue, El Segundo, CA 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Royce & Associates, LLC(1)	1,000,988		8.5%
Dimensional Fund Advisors LP(2)	868,164		7.4
Jonathan L. Kimerling(3)	855,808		7.3
Amre A. Youness(4)	622,000		5.3
Firoz Lalji(5)	592,103		5.1
Perritt Capital Management, Inc.(6)	589,780		5.0

Directors and Named Executive Officers:
Frank F. Khulusi	2,964,124	(7)	24.4
Robert J. Miley	14,884	(8)	*
Brandon H. LaVerne	197,194	(9)	1.7
Robert I. Newton	165,957	(10)	1.4
Simon M. Abuyounes	236,087	(11)	2.0
Thomas A. Maloof	105,500	(12)	*
Ronald B. Reck	80,966	(13)	*
Paul C. Heeschen	109,164	(14)	*
All current directors and executive officers as a group(8 persons)	3,873,876	(15)	30.3%

*	Less than 1%
(1)	Based on information contained in Schedule 13G/A filed on January 20, 2016 by Royce & Associates LLC, Royce & Associates LLC has sole voting and dispositive power with respect to 1,000,988 shares of our common stock. The address for Royce & Associates LLC is 745 Fifth Avenue, New York, NY, 10151.
(2)	Based on information contained in Schedule 13G/A filed on February 9, 2016 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP has sole voting power with respect to 847,059 shares of our common stock and sole dispositive power with respect to 868,164 shares of our common stock. According to the Schedule 13G/A, Dimensional Fund Advisors LP furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, collectively known as the “Funds.” In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP nor its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of PCM that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of PCM held by the Funds. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas, 78746.
(3)	Based on information contained in Schedule 13D/A filed on July 2, 2013 by Jonathan L. Kimerling and Four Leaf Management, LLC, Jonathan L. Kimerling has sole voting and dispositive power with respect to 66,300 shares of our common stock, shared voting and dispositive power with respect to 15,000 shares of our common stock held in trust of Mr. Kimerling’s children that he may be deemed to beneficially own, and Four Leaf Management, LLC has shared voting and dispositive power with respect to 774,508 shares of our common stock. Mr. Kimerling is the sole managing member of Four Leaf Management LLC. The address for Mr. Kimerling and Four Leaf Management LLC is c/o Jonathan L. Kimerling, 2968 Cherokee Road, Birmingham, Alabama 35223.
(4)	The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.
(5)	Based on information contained in Schedule 13D filed on March 13, 2014 jointly by Firoz Lalji and Najma Lalji, both having shared voting and dispositive power with respect to 592,103 shares of our common stock. The address for Firoz Lalji, Chairman of Zones, Inc., is 1102 15th Street SW, Suite 102, Auburn, Washington 98001. The address for Najma Lalji, wife of Firoz Lalj and principal of the FANA Group of Companies, is 10655 NE 4th Street, Suite 700, Bellevue, Washington 98004.
(6)	Based on information contained in Schedule 13G/A filed on February 11, 2013 by Perritt Capital Management, Inc. Perritt Capital Management, Inc. has sole voting and sole dispositive power with respect to 24,780 shares of our common stock and shared voting power with respect to 565,000 shares of our common stock. According to the Schedule 13G/A, Perritt Capital Management, Inc. is the investment adviser to Perritt MicroCap Opportunities Fund, Inc. and its sole series, Perritt MicroCap Opportunities Fund, and to Perritt Funds, Inc. and its sole series, Perritt Ultra MicoCap Fund. The address for Perritt Capital Management, Inc. is 300 South Wacker Drive, Suite 2880, Chicago, Illinois 60606.
(7)	Consists of 2,538,224 shares held by the Khulusi Family Revocable Trust dated November 3, 1993 and 397,500 shares underlying options which are presently vested or will vest within 60 days of April 18, 2016 and 28,400 shares underlying RSU awards that will vest within 60 days of April 18, 2016.
(8)	Includes 2,400 shares underlying RSU awards that will vest within 60 days of April 18, 2016.
(9)	Includes 186,650 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 18, 2016 and 6,600 shares underlying RSU awards that will vest within 60 days of April 18, 2016.
(10)	Includes 146,050 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 18, 2016 and 6,400 shares underlying RSU awards that will vest within 60 days of April 18, 2016.
(11)	Includes 175,450 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 18, 2016 and 6,200 shares underlying RSU awards that will vest within 60 days of April 18, 2016.
(12)	Includes 20,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 18, 2016 and 6,000 shares underlying RSU awards that will vest within 60 days of April 18, 2016.
(13)	Includes 30,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 18, 2016 and 6,000 shares underlying RSU awards that will vest within 60 days of April 18, 2016.
(14)	Includes 30,000 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 18, 2016 and 6,000 shares underlying RSU awards that will vest within 60 days of April 18, 2016.
(15)	This figure includes an aggregate of 985,650 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 18, 2016 and 68,000 shares underlying RSU awards that will vest within 60 days of April 18, 2016.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options, warrants and vesting of stock awards under all of our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,269,055	$7.62	(1)	1,884,527	(2)

(1)	The weighted average exercise price is calculated solely on the exercise price of the outstanding options and does not reflect outstanding RSUs, which have no exercise price.
(2)	Represents shares available for issuance under our 2012 Equity Incentive Plan as of December 31, 2015.

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

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed as a Senior Vice President of PCM Logistics, LLC, a wholly-owned subsidiary of PCM, in fiscal years 2014 and 2015. In fiscal years 2014 and 2015, Sam U. Khulusi earned compensation in the amount of $220,000 each year and he did not earn any bonus during 2014 and 2015. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed as the President of PCM Logistics, LLC in fiscal year 2013 and was appointed as Executive Vice President – IT, Operations and Commercial Sales of PCM, Inc. in April 2014, and currently serves as Executive Vice President – IT and Operations. Compensation paid to Mr. Abuyounes in fiscal years 2013, 2014 and 2015, and our agreements with respect to his severance arrangements with our company are described under the section “Executive Compensation.” Mr. Abuyounes is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Auditor Fees and Services

The following table sets forth the fees billed for services rendered by Deloitte & Touche LLP (“Deloitte”) for our fiscal years ended December 31:

Fees	2015	2014
Audit Fees	$1,746,748	$1,131,580
Audit-Related Fees	578,564	—
Tax Fees	562,430	183,080
Total	$2,887,742	$1,314,660

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

Audit-Related Fees. Audit-related fees include fees for assurance or related services regarding the audit or review of our financial statements, other than those reported above under the caption “Audit Fees.” In 2015, audit-related fees were related to M&A due diligence work associated with our three acquisitions completed in 2015.

Tax Fees. Tax fees consist of fees for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees. Deloitte did not provide us, or bill us for, any products or services in 2014 and 2015, other than the services performed in connection with the fees reported under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements — See Part II, Item 8 — Financial Statements of our original filing of this Form 10-K.

(2)	Financial Statement Schedule II — Valuation and Qualifying Accounts — See Part IV, Item 15 — Exhibits and Financial Statement Schedules of our original filing of this Form 10-K.

(3)	Exhibits — The following exhibits are filed or incorporated herein by reference as part of this report:

Exhibit Number	Description
2.1*	Asset Purchase Agreement, dated March 12, 2015, by and among PCM Sales Acquisition, LLC, PCM, Inc., En Pointe Technologies Sales, Inc., Attiazaz “Bob” Din, and Michael Rapp (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, dated April 1, 2015, filed with the Commission on April 29, 2015)

2.2* ++	Asset Purchase Agreement, dated November 17, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

2.3* ++	Amendment No. 1 to Asset Purchase Agreement, dated December 1, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

2.4* ++	Amendment No. 2 to Asset Purchase Agreement, dated January 2, 2016, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

2.5* ++	Amendment No. 3 to Asset Purchase Agreement, dated February 14, 2016, by and among PCM Sales, Inc. (as successor to Intelligent IT, Inc.), Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp.

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(C) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

3.3	Certificate of Ownership and Merger merging PCM, Inc. with and into PC Mall, Inc. effective December 31, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

3.4	Certificate of Secretary certifying amendment of Bylaws effective December 31, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

10.1**	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2**	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Company’s Registration Statement on Form S-1, declared effective on April 4, 1995 (the “1995 Form S-1”))

Exhibit Number	Description
10.3**	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K”))

10.4**	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5**	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.6**	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the commission on March 25, 2005)

10.7**	Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.8**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.9**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.10**	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003)

10.11**	Form of Director Restricted Stock Bonus Award Agreement under 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.12	Lease Agreement, dated September 1, 2003, between PC Mall, Inc. and Anderson Tully Company for the premises located at 4715 E. Shelby Drive, Memphis, TN (incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 31, 2005 (the “December 31, 2004 Form 10-K”))

10.13	Renewal Letter for lease of property in Memphis, Tennessee, entered into on October 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2006)

10.14	Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.15	Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.16	Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008)

10.17** ++	Summary of Executive Incentive Plan

10.18** ++	Summary of Executive Salary and Bonus Arrangements

Exhibit Number	Description
10.19**	Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2009)

10.20	Renewal Letter, by and between WNI/Tennessee, L.P. and AF Services, LLC, dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2009)

10.21	Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Commission on May 10, 2012)

10.22**	PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders filed with the Commission on April 30, 2012)

10.23**	Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

10.24+	Third Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2013)

10.25**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.26**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.27	First Amendment to Third Amended and Restated Loan and Security Agreement, dated May 17, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2013)

10.28	Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 10, 2013, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2013)

10.29	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2014, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2014)

10.30**	Employment Agreement by and between PCM, Inc. and Robert J. Miley, dated October 31, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.31**	Third Amendment to Employment Agreement by and between PCM, Inc. and Frank F. Khulusi, dated November 6, 2014 (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 16, 2015 (the “2015 Form 10-K)

10.32	Purchase Agreement, dated December 23, 2014, by and between Sarcom Properties, Inc. and PCM, Inc. (incorporated herein by reference to Exhibit 10.39 to the Company’s 2015 Form 10-K)

10.34+	Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 7, 2015, by and among PCM, Inc. and all of its domestic subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2015)

Exhibit Number	Description
10.35**	PCM, Inc. 2012 Equity Incentive Plan, as amended effective July 21, 2015 (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2015 Annual Meeting of Stockholders filed with the Commission on June 19, 2015)

10.36+ ++	Fourth Amended and Restated Loan and Security Agreement, dated as of January 19, 2016, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC

21.1++	Subsidiaries of the Registrant as of December 31, 2015

23.1++	Consent of Deloitte & Touche LLP

31.1++	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2++	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

32.1++	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission. This agreement has been included to provide investors with information regarding its terms, however it is not intended to provide any other factual information about the parties. The agreement contains representations and warranties of the parties as of specified dates that are qualified by information in confidential disclosure schedules delivered in connection with signing the agreement. The assertions embodied in these representations and warranties were made solely for purposes of the agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.
**	Management contract, or compensatory plan or arrangement.
+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
++	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 0-25790) filed with the Commission on March 15, 2016.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCM, INC.
(Registrant)

Date: April 28, 2016	By:	/s/ FRANK F. KHULUSI
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

