Form 10-Q
period 2016-03-31
PCM, INC.
filed 2016-05-06
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 3, 2016, the registrant had 11,589,442 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$9,133	$11,176
Accounts receivable, net of allowances of $586 and $558	344,563	341,018
Inventories	56,656	55,386
Prepaid expenses and other current assets	11,391	17,880
Deferred income taxes	4,421	4,425
Asset held for sale	5,812	5,812
Total current assets	431,976	435,697
Property and equipment, net	55,576	56,774
Goodwill	81,308	80,552
Intangible assets, net	19,487	20,807
Deferred income taxes	1,009	939
Other assets	6,280	5,404
Total assets	$595,636	$600,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,133	$201,524
Accrued expenses and other current liabilities	55,741	51,580
Deferred revenue	4,183	11,455
Line of credit	133,851	162,439
Notes payable — current	12,834	12,912
Note payable related to asset held for sale	4,749	4,799
Current liabilities of discontinued operations	153	153
Total current liabilities	444,644	444,862
Notes payable	20,340	21,454
Other long-term liabilities	17,350	20,289
Deferred income taxes	4,094	4,053
Total liabilities	486,428	490,658
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,065,847 and 16,007,613 shares issued; 11,765,679 and 11,914,946 shares outstanding	16	16
Additional paid-in capital	123,568	122,932
Treasury stock, at cost: 4,300,168 and 4,092,667 shares	(25,047)	(23,326)
Accumulated other comprehensive loss	(143)	(765)
Retained earnings	10,814	10,658
Total stockholders’ equity	109,208	109,515
Total liabilities and stockholders’ equity	$595,636	$600,173

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$498,029	$295,959
Cost of goods sold	427,722	256,854
Gross profit	70,307	39,105
Selling, general and administrative expenses	68,788	44,312
Operating profit (loss)	1,519	(5,207)
Interest expense, net	1,474	771
Income (loss) from continuing operations before income taxes	45	(5,978)
Income tax benefit	(111)	(2,454)
Income (loss) from continuing operations	156	(3,524)
Loss from discontinued operations, net of taxes	—	(31)
Net income (loss)	$156	$(3,555)

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$0.01	$(0.29)
Loss from discontinued operations, net of taxes	—	(0.00)
Net income (loss)	$0.01	$(0.29)

Diluted EPS:
Income (loss) from continuing operations	$0.01	$(0.29)
Loss from discontinued operations, net of taxes	—	(0.00)
Net income (loss)	$0.01	$(0.29)

Weighted average number of common shares outstanding:
Basic	11,871	12,230
Diluted	12,261	12,230

See Notes to the Condensed Consolidated Financial Statements.

3

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$156	$(3,555)
Other comprehensive loss:
Foreign currency translation adjustments	622	(824)
Total other comprehensive income (loss)	622	(824)
Comprehensive income (loss)	$778	$(4,379)

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$156	$(3,555)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,072	2,699
Provision for deferred income taxes	(69)	(1,031)
Excess tax benefit related to stock option exercises	(14)	(6)
Non-cash stock-based compensation	511	421
Change in operating assets and liabilities:
Accounts receivable	(3,545)	11,619
Inventories	(1,270)	7,755
Prepaid expenses and other current assets	6,631	5,627
Other assets	(493)	(821)
Accounts payable	41,242	(5,578)
Accrued expenses and other current liabilities	4,177	(2,404)
Deferred revenue	(7,272)	(6,197)
Total adjustments	43,970	12,084
Net cash provided by operating activities	44,126	8,529
Cash Flows From Investing Activities
Acquisition of Acrodex	(171)	—
Acquisition of assets of Systemax	(400)	—
Purchases of property and equipment	(785)	(13,930)
Net cash used in investing activities	(1,356)	(13,930)
Cash Flows From Financing Activities
Net payments under line of credit	(28,588)	(3,555)
Borrowing under note payable	—	9,506
Payments under notes payable	(1,242)	(1,006)
Change in book overdraft	(9,723)	706
Payments of earn-out liability	(2,887)	—
Payments of obligations under capital lease	(598)	(587)
Proceeds from stock issued under stock option plans	212	26
Payment for deferred financing costs	(403)	(174)
Common shares repurchased and held in treasury	(1,721)	(720)
Excess tax benefit related to stock option exercises	14	6
Net cash provided by (used in) financing activities	(44,936)	4,202
Effect of foreign currency on cash flow	123	(404)
Net change in cash and cash equivalents	(2,043)	(1,603)
Cash and cash equivalents at beginning of the period	11,176	8,892
Cash and cash equivalents at end of the period	$9,133	$7,289
Supplemental Cash Flow Information
Interest paid	$1,253	$788
Income taxes paid (refund), net	(558)	194
Supplemental Non-Cash Investing Activities
Financed purchases of property and equipment	582	453

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Description of Company

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force, field and internal service teams, direct marketing channels and state of the art owned and operated data centers. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

In February 2016, we transitioned out nearly the entire management overhead of our MacMall business, thinned out its cost structure and brought it under the management and supervision of our Commercial segment. Also, in connection with our acquisitions of Acrodex and certain assets of Systemax’s North American Technology Group in the fourth quarter of 2015 and our resulting entrance into selling products, services and solutions in the Canadian market, we formed a new operating segment called Canada. This segment includes our operations related to these Canadian market activities, beginning as of the respective dates of these acquisitions. As a result, beginning in 2016, we have the following three operating segments: Commercial, Public Sector and Canada.

We discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses in 2014. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein in our Consolidated Balance Sheets and Consolidated Statements of Operations.

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in Manila, Philippines. In the three months ended March 31, 2016, we generated approximately 77% of our revenue in our Commercial segment, 15% of our revenue in our Public Sector segment and 8% of our revenue in our Canada segment.

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

2. New Accounting Standards

In March, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Accounting,” which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory state tax withholding requirements, as wells as classification in statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effects that the adoption of ASU 2016-09 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which amends the principal-versus-agent implementation guidance and illustration in the Board’s revenue standard (ASC 606). In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing,” including updates which are intended to reduce the cost and complexity of applying guidance on identifying promised goods and services under ASC 606. ASU 2016-08 has the same effective date as the new revenue standard, as amended by a one-year deferral and early adoption provision in ASU 2015-14. See discussion of ASU 2015-14 below. We are required to adopt ASU 2016-08 using the same transition method as elected for ASU 2015-14. We are currently evaluating the effects that the adoption of these ASUs will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effects that the adoption of ASU 2016-02 will have on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation,” which amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted ASU 2015-02 effective January 1, 2016 and it did not have an effect on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items,” with the objective of simplifying income statement presentation requirements by eliminating the concept of extraordinary items from GAAP, but retaining current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. ASU 2015-01 is effective prospectively for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. We adopted ASU 2015-01 effective January 1, 2016 and it did not have an effect on our consolidated financial statements.

There have been no other material changes or additions to the recently issued accounting standards as previously reported in Note 2 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 that affect or may affect our financial statements.

3. Acquisitions

Systemax

On December 1, 2015, we completed the acquisition of certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG) for $14 million in cash. As of March 31, 2016, there has been no change from December 31, 2015 on the preliminary accounting for the Systemax asset acquisition and the related purchase price allocation. We continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction. We expect to finalize the final fair value determination and purchase price allocation for the Systemax asset acquisition as soon as practicable but within a year of the closing of the acquisition.

In January 2016, we exercised an option in our purchase agreement and paid $0.4 million related to our purchase of additional customer list information, which was recorded as an increase to goodwill associated with the Systemax assets acquisition.

Acrodex

On October 26, 2015, PCM Sales Canada, Inc., a wholly-owned subsidiary of PCM, Inc., completed the acquisition of all the outstanding common stock of Acrodex, Inc. (“Acrodex”) for a total purchase price of approximately C$16.7 million (or $13.6 million, net of cash acquired). In March 2016, we paid an additional $0.2 million related to adjustments to the net asset value as defined in the agreement, which was recorded as an increase to goodwill resulting from the Acrodex acquisition. As of March 31, 2016, there has been no other change from December 31, 2015 on the preliminary accounting for the Acrodex acquisition and the related purchase price allocation. We continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction. We expect to finalize the final fair value determination and purchase price allocation for the Acrodex acquisition as soon as practicable but within a year of the closing of the acquisition.

En Pointe

As part of our acquisition of certain assets of En Pointe in April 2015, we agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of March 31, 2016 and December 31, 2015, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million, reflecting no change to the fair value of this contingent consideration during the three months ended March 31, 2016.

During the three months ended March 31, 2016, we made $2.9 million of the earn-out payments to the sellers of En Pointe. As of March 31, 2016, we had $13.4 million of accrued earn-out liability included in each of “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheets. As of December 31, 2015, we had $13.2 million and $16.5 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheets.

The following table sets forth our results of operations on a pro forma basis as though the En Pointe acquisition had been completed as of the beginning of the period presented (in thousands, except per share amounts):

Three Months Ended March 31, 2015
Net sales	$413,986
Operating loss	(4,256)
Loss from continuing operations	(3,010)
Net loss	(3,041)
Basic and Diluted Loss Per Common Share
Basic	$(0.25)
Diluted	(0.25)
Weighted average number of common shares outstanding:
Basic	12,230
Diluted	12,230

4. Property and Equipment

In September 2015, we listed our real property located in Irvine, California (the “Irvine Property”) for sale. Under a broker agreement, the Irvine Property was available for immediate sale in its present condition. As of March 31, 2016, we classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Property held for sale” and $4.7 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Condensed Consolidated Balance Sheet.

See Note 13 below for more information regarding the sale of this Irvine Property.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows (in thousands) by segment:

	Commercial	Public Sector	Canada	Total
Balance at December 31, 2015	$69,335	$8,322	$2,895	$80,552
Goodwill related to Acrodex acquisition	—	—	171	171
Goodwill related to Systemax asset acquisition	400	—	—	400
Foreign currency translation	—	—	185	185
Balance at March 31, 2016	$69,735	$8,322	$3,251	$81,308

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At March 31, 2016				At December 31, 2015
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$7,710	(1)	$959	$6,751	$7,675	(1)	$585	$7,090
Customer relationships	16	13,448		2,565	10,883	13,299		1,587	11,712
Non-compete agreements	4	2,369		516	1,853	2,354		349	2,005
Total intangible assets		$23,527		$4,040	$19,487	$23,328		$2,521	$20,807

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $1.5 million and $0.1 million for the three months ended March 31, 2016 and 2015. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $4.3 million in the remainder of 2016, $4.1 million in 2017, $3.0 million in 2018, $1.8 million in 2019 and $3.3 million thereafter.

6. Discontinued Operations

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein. The revenues, operating and non-operating results of the discontinued operations are reflected in a single line item entitled “Loss from discontinued operations, net of taxes” on our Condensed Consolidated Statements of Operations, and the related liabilities are presented in our Condensed Consolidated Balance Sheets in a line item entitled “Current liabilities of discontinued operations” for all periods presented herein.

The carrying amounts of major classes of liabilities that have been included in such balance sheet line item, as described above, in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable	$117	$117
Accrued expenses and other current liabilities	36	36
Deferred revenue	—	—
Current liabilities of discontinued operations	$153	$153

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales	$—	$(6)

Loss before income taxes	$—	$(31)
Income tax benefit	—	—
Loss from discontinued operations, net of taxes	$—	$(31)

7. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	March 31, 2016		December 31, 2015
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2019	$133,851	(1)	$162,439	(1)
Note payable, LIBOR plus 1.50%, maturing in March 2019	9,460		9,848
Note payable, LIBOR plus 1.50%, maturing in March 2019	1,588		1,653
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,749	(2)	4,799	(2)
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,308		4,365
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	2,066		2,569
Note payable, LIBOR plus 2.25%, maturing in January 2020	7,339		7,416
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in September 2016	8,414		8,515

Total	171,775		201,604
Less: Total current debt	151,434		180,150
Total non-current debt	$20,341		$21,454

(1)	The outstanding balance on our revolving credit facility, which matures in March 2019, has been included as part of current debt to match the presentation on our Condensed Consolidated Balance Sheet.
(2)	This note payable, related to the Irvine Property, has been presented on our Condensed Consolidated Balance Sheet as “Note payable related to asset held for sale” and is included as current debt. See Note 4 above for more information regarding the Irvine Property.

The following table sets forth the maturities of our outstanding debt balance as of March 31, 2016 (in thousands):

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Total long-term debt obligations	$16,470	$2,879	$2,354	$8,534	$1,968	$5,719	$37,924
Revolving credit facility	—	133,851	—	—	—	—	133,851
Total	$16,470	$136,730	$2,354	$8,534	$1,968	$5,719	$171,775

Line of Credit and Related Notes

We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent. The Fourth Amended Loan Agreement provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amended Loan Agreement, from $250,000,000 to $275,000,000; (ii) the addition of a sub-line of up to C$40,000,000 as the Canadian Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) an extension of the Maturity Date to March 19, 2019; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus 1 percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2016, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2016, we had $95.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain two sub-lines under our revolving credit facility secured by the two parcels of real property we own in Santa Monica, California, each with a limit of $9.8 million and $1.7 million, as provided by the Fourth Amended Loan Agreement. The $10.9 million sub-line has a monthly principal amortization of $129,583 and the $1.7 million sub-line has a monthly principal amortization of $21,750, both bearing interest at the same rate as our revolving credit facility.

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

At March 31, 2016, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.08%.

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

Accounting for Uncertainty in Income Taxes

At March 31, 2016 and December 31, 2015, we had unrecognized tax benefits of $0.5 million and $0.4 million, respectively, related to research credits. For the three months ended March 31, 2016 and 2015, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at March 31, 2016 and March 31, 2015. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

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

We repurchased a total of 216,136 shares of our common stock under this program during the three months ended March 31, 2016 for a total cost of approximately $1.8 million. From the inception of the program in October 2008 through March 31, 2016, we have repurchased an aggregate of 3,892,125 shares of our common stock for a total cost of $24.2 million. At March 31, 2016, we had $5.8 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended March 31, 2016, approximately 919,000 common shares have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the three months ended March 31, 2015, since we reported a loss from continuing operations, all potential shares totaling approximately 585,000 were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the three months ended March 31, 2015, had we reported income from continuing operations, approximately 475,000 common shares would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Amount ($)	Shares	Per Share Amounts ($)
Three Months Ended March 31, 2016:
Basic EPS
Income from continuing operations	$156	11,871	$0.01
Effect of dilutive securities
Dilutive effect of stock options	—	390
Diluted EPS
Adjusted income from continuing operations	$156	12,261	$0.01

Three Months Ended March 31, 2015:
Basic EPS
Loss from continuing operations	$(3,524)	12,230	$(0.29)
Effect of dilutive securities
Dilutive effect of stock options	—	—
Diluted EPS
Adjusted loss from continuing operations	$(3,524)	12,230	$(0.29)

11. Segment Information

In February 2016, we transitioned out nearly the entire management overhead of our MacMall business, thinned out its cost structure and brought it under the management and supervision of our Commercial segment. Also, in connection with our acquisitions of Acrodex and certain assets of Systemax’s North American Technology Group in the fourth quarter of 2015 and our resulting entrance into selling products, services and solutions in the Canadian market, we formed a new operating segment called Canada. This segment includes our operations related to these Canadian market activities, beginning as of the respective dates of these acquisitions. The transition described above and our acquisitions in 2015 resulted in changes to the internal reporting package reviewed by the Chief Operating Decision Maker (“CODM”), and beginning in 2016, we have the following three operating segments: Commercial, Public Sector and Canada. All prior periods have been retrospectively restated to conform to the current presentation.

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	Corporate & Other	Consolidated
Three Months Ended March 31, 2016
Net sales	$384,405	$72,463	$41,162	$(1)	$498,029
Gross profit	58,093	6,015	6,202	(3)	70,307
Depreciation and amortization expense(1)	1,634	290	338	1,810	4,072
Operating profit (loss)	16,228	1,447	1,679	(17,835)	1,519

Three Months Ended March 31, 2015
Net sales	$259,368	$36,601	$—	$(10)	$295,959
Gross profit	35,764	3,342	—	(1)	39,105
Depreciation and amortization expense(1)	664	7	—	2,028	2,699
Operating profit (loss)	7,749	675	—	(13,631)	(5,207)

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of March 31, 2016 and December 31, 2015, we had total consolidated assets of $595.6 million and $600.2 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

12. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.5 million and $1.0 million in the three month periods ended March 31, 2016 and 2015, respectively. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

13. Subsequent Event

On April 27, 2016, PCM, Inc. (the “Seller”) entered into an agreement with Spigen, Inc. (the “Buyer”) to sell certain real property in Irvine, California (the “Irvine Property”) for approximately $13.2 million. The Irvine Property includes approximately 60,000 square feet of office and warehouse space and land. The Buyer and Seller agreed to a 60 day escrow period, with the Buyer making a deposit of $290,000 into escrow. Buyer is entitled to a 30 day financing contingency period during which if Buyer fails to obtain satisfactory financing and upon notice to Seller, the deposit is refundable to Buyer. Certain of our subsidiaries occupy the building, and will continue to use the office and warehouse space under a 60 day sale-leaseback arrangement upon the close of escrow for $30,000 per month.

We purchased the Irvine Property in March 2015 for approximately $5.8 million and financed $4.9 million with a long-term note. Upon closing of the sale of the Irvine Property, which we anticipate to be in mid-2016, we expect to realize a pre-tax gain of approximately $7.4 million. We expect to pay-off the outstanding balance on the note of approximately $4.7 million at closing of escrow.

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

BUSINESS OVERVIEW

PCM, Inc. is a leading multi-vendor provider of technology products, services and solutions offered through our dedicated sales force, field and internal service teams, direct marketing channels and state of the art owned and operated data centers. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

In February 2016, we transitioned out nearly the entire management overhead of our MacMall business, thinned out its cost structure and brought it under the management and supervision of our Commercial segment. Also, in connection with our acquisitions of Acrodex and certain assets of Systemax’s North American Technology Group in the fourth quarter of 2015 and our resulting entrance into selling products, services and solutions in the Canadian market, we formed a new operating segment called Canada. This segment includes our operations related to these Canadian market activities, beginning as of the respective dates of these acquisitions. As a result, beginning in 2016, we have the following three operating segments: Commercial, Public Sector and Canada.

We discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses in 2014. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein in our Consolidated Balance Sheets and Consolidated Statements of Operations.

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in Manila, Philippines. In the three months ended March 31, 2016, we generated approximately 77% of our revenue in our Commercial segment, 15% of our revenue in our Public Sector segment and 8% of our revenue in our Canada segment.

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

A substantial portion of our business is dependent on sales of Apple, HP Inc., Microsoft and products purchased from other vendors including Cisco, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, and Tech Data. Products manufactured by Microsoft represented approximately 15% and 9% of our net sales in the three months ended March 31, 2016 and 2015, products manufactured by HP Inc. represented approximately 12% and 13% of our net sales in the three months ended March 31, 2016 and 2015, and products manufactured by Apple represented approximately 6% and 11% of our net sales in the three months ended March 31, 2016 and 2015.

Our planned operating expenditures each quarter are based in large part on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for the quarter may be materially adversely affected. Our narrow margins may magnify the impact of these factors on our operating results. Management regularly reviews our operating performance using a variety of financial and non-financial metrics including sales, shipments, margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivable aging, inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

General economic conditions have an effect on our business and results of operations across all of our segments. If economic growth in the U.S., Canada and other countries’ economies slows or declines, government, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. The economic climate in the U.S., Canada and elsewhere could have an impact on the rate of information technology spending of our current and potential customers, which would impact our business and results of operations. These factors affect sales of our products, sales cycles, adoption rates of new technologies and level of price competition. We continue to focus our efforts on cost controls, competitive pricing strategies, and driving higher margin service and solution sales. We also continue to make selective investments in our sales force personnel, service and solutions capabilities and IT infrastructure and tools in an effort to meet vendor program requirements and to position us for enhanced productivity and future growth.

STRATEGIC DEVELOPMENTS

Real Estate Transactions

In March 2015, we completed the purchase of real property in Irvine, California (the “Irvine Property”) for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,000 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space. In September 2015, we listed the Irvine Property for sale under a broker agreement, and the Irvine Property was available for immediate sale in its present condition. In April 2016, we entered into an agreement to sell the Irvine Property with a buyer. For more information, see Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

For more information on the financing arrangements of the real estate transactions discussed above, see Note 7 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

ERP Upgrades

In October 2015, our management determined, and our Board of Directors approved such determination, to adopt the SAP platform acquired with the En Pointe transaction across all of our business units and approved the non-cash write-off of the remaining $22.1 million of work in process software previously capitalized for all major phases of the design, configuration and customization of the AX solution to date. For the year ended December 31, 2015, a total of $25.4 million non-cash charge related to the ERP and CRM write-offs was included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations. We anticipate the SAP implementation to be incrementally adopted by portions of our business throughout the remainder of 2016 and 2017 with a total expected capitalized cost of under $5 million.

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

We repurchased a total of 216,136 shares of our common stock under this program during the three months ended March 31, 2016 for a total cost of approximately $1.8 million. From the inception of the program in October 2008 through March 31, 2016, we have repurchased an aggregate of 3,892,125 shares of our common stock for a total cost of $24.2 million. At March 31, 2016, we had $5.8 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

	Three Months Ended March 31,
	2016	2015
Net sales	$498,029	$295,959
Cost of goods sold	427,722	256,854
Gross profit	70,307	39,105
Selling, general and administrative expenses	68,788	44,312
Operating profit (loss)	1,519	(5,207)
Interest expense, net	1,474	771
Income (loss) from continuing operations before income taxes	45	(5,978)
Income tax benefit	(111)	(2,454)
Income (loss) from continuing operations	156	(3,524)
Loss from discontinued operations, net of taxes	—	(31)
Net income (loss)	$156	$(3,555)

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$0.01	$(0.29)
Loss from discontinued operations, net of taxes	—	(0.00)
Net income (loss)	$0.01	$(0.29)

Diluted EPS:
Income (loss) from continuing operations	$0.01	$(0.29)
Loss from discontinued operations, net of taxes	—	(0.00)
Net income (loss)	$0.01	$(0.29)

Weighted average number of common shares outstanding:
Basic	11,871	12,230
Diluted	12,261	12,230

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold	85.9	86.8
Gross profit	14.1	13.2
Selling, general and administrative expenses	13.8	15.0
Operating profit (loss)	0.3	(1.8)
Interest expense, net	0.3	0.2
Income (loss) from continuing operations before income taxes	0.0	(2.0)
Income tax benefit	(0.0)	(0.8)
Income (loss) from continuing operations	0.0	(1.2)
Loss from discontinued operations, net of taxes	—	(0.0)
Net income (loss)	0.0%	(1.2)%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2016		2015
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$384,405	77%	$259,368	88%	$125,037	48%
Public Sector	72,463	15	36,601	12	35,862	98
Canada(2)	41,162	8	—	—	41,162	NM	(1)
Corporate & Other	(1)	—	(10)	—	9	NM	(1)
Consolidated	$498,029	100%	$295,959	100%	$202,070	68%

(1) Not meaningful.

(2) Our Canada segment was formed in the first quarter of 2016 as a result of our Acrodex and Systemax asset acquisitions in the fourth quarter of 2015.

Consolidated net sales were $498.0 million in the three months ended March 31, 2016 compared to $296.0 million in the three months ended March 31, 2015, an increase of $202.0 million, or 68%, which was primarily due to the addition of sales from our 2015 acquisitions and investments we have made in advanced technologies and software for the benefit of the overall business. Consolidated sales of services were $32.3 million in the three months ended March 31, 2016 compared to $25.0 million in the three months ended March 31, 2015, an increase of $7.3 million, or 29%, and represented 6% and 8% of consolidated net sales in each of the three months ended March 31, 2016 and 2015, respectively.

Commercial net sales were $384.4 million in the three months ended March 31, 2016 compared to $259.4 million in the three months ended March 31, 2015, an increase of $125.0 million, or 48%. The increase in Commercial net sales was primarily due to the addition of sales from our 2015 acquisitions and the investments we have made in advanced technologies and software discussed above. Sales of services in the Commercial segment increased 4% in the three months ended March 31, 2016, and represented 6% of Commercial net sales in the three months ended March 31, 2016 and 9% of Commercial net sales in the same period of 2015.

Public Sector net sales were $72.5 million in the three months ended March 31, 2016 compared to $36.6 million in the three months ended March 31, 2015, an increase of $35.9 million, or 98%. This increase in Public Sector net sales was due to the addition of sales from our 2015 acquisitions and the investments we have made in advanced technologies and software discussed above, partially offset by a continued shift in sales mix towards products reported on a net basis. Sales of services in the Public Sector segment increased 38%, and represented 3% of Public Sector net sales in the three months ended March 31, 2016 and 4% of Public Sector net sales in the same period of 2015.

Canada had net sales of $41.2 million in the three months ended March 31, 2016, representing sales from our Acrodex acquisition and the Canadian unit of the Tiger Direct assets acquired in December 2015. Sales of services in the Canada segment were 14% of Canada net sales in the three months ended March 31, 2016.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $70.3 million in the three months ended March 31, 2016 compared to $39.1 million in the three months ended March 31, 2015, an increase of $31.2 million, or 80%. Consolidated gross profit margin increased to 14.1% in the three months ended March 31, 2016 from 13.2% in the same period last year. The increase in consolidated gross profit was primarily due to our 2015 acquisitions and the investments we have made in advanced technologies and software and the change in gross profit margin was primarily due to a change in sales mix during the quarter.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $68.8 million in the three months ended March 31, 2016 compared to $44.3 million in the three months ended March 31, 2015, an increase of $24.5 million, or 55%. Consolidated SG&A expenses as a percentage of net sales decreased to 14% in the three months ended March 31, 2016 from 15% in the same period last year. The increase in consolidated SG&A expenses was primarily related to our 2015 acquisitions and the investments we have made in advanced technologies and software for the benefit of the overall business, including an $18.0 million increase in personnel costs, a $1.4 million increase in outsourced administrative costs, a $1.4 million increase in amortization expense related to purchased intangibles and a $0.6 million increase in M&A related expenses.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended March 31,								Change in
	2016			2015			Change in		Operating
	Operating	Operating Profit		Operating	Operating Profit		Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$16,228	4.2%		$7,749	3.0%		$8,479	109%	1.21%
Public Sector	1,447	2.0		675	1.8		772	114	0.2
Canada(2)	1,679	4.1		—	—		1,679	NMF	4.1
Corporate & Other	(17,835)	(3.6	)(1)	(13,631)	(4.6	)(1)	(4,204)	31	1.0
Consolidated	$1,519	0.3%		$(5,207)	(1.8)%		$6,726	129%	2.1%

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.
(2)	Our Canada segment was formed in the first quarter of 2016 as a result of our Acrodex and Systemax asset acquisitions in the fourth quarter of 2015.

Consolidated operating profit was $1.5 million in the three months ended March 31, 2016 compared to a consolidated operating loss of $5.2 million in the three months ended March 31, 2015, an increase of $6.7 million, or 129%.

Commercial operating profit was $16.2 million in the three months ended March 31, 2016 compared to $7.7 million in the three months ended March 31, 2015, an increase of $8.5 million, or 109%. The increase in Commercial operating profit was primarily due to an increase in Commercial gross profit, partially offset by an $11.5 million increase in personnel costs and a $0.9 million increase in amortization expense relating to purchased intangibles.

Public Sector operating profit was $1.4 million in the three months ended March 31, 2016 compared to $0.7 million in the three months ended March 31, 2015, an increase of $0.7 million, or 114%. The increase in Public Sector operating profit was primarily due to an increase in Public Sector gross profit, partially offset by a $1.5 million increase in personnel costs and a $0.3 million increase in amortization expense relating to purchased intangibles.

Canada operating profit was $1.7 million in the three months ended March 31, 2016, representing operating profit from our Acrodex acquisition and the Canadian unit of the Tiger Direct assets acquired in the fourth quarter of 2015.

Corporate & Other operating expenses includes corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $17.8 million in the three months ended March 31, 2016 compared to $13.6 million in the three months ended March 31, 2015, an increase of $4.2 million. This increase was primarily due to the increase in SG&A costs related to our 2015 acquisitions and a $0.6 million increase in M&A related expenses.

Net Interest Expense

Total net interest expense for the three months ended March 31, 2016 was $1.5 million compared with $0.8 million in the same period of 2015.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $0.1 million in the three months ended March 31, 2016 compared to an income tax benefit of $2.5 million in the three months ended March 31, 2015. Our effective tax rates for the three months ended March 31, 2016 and 2015 were 36.5% and 41.1%%, and we further benefited in the three months ended March 31, 2016 from $0.1 million of research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital needs have and we expect will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in our new ERP system, eCommerce platform and other upgrades of our current IT infrastructure over the next several years, possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is further discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our continuing efforts to drive revenue growth from commercial customers could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current uncertainty in the macroeconomic environment may limit our cash resources that could otherwise be available to fund capital investments, future strategic opportunities or growth beyond our current operating plans.

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

We repurchased a total of 216,136 shares of our common stock under this program during the three months ended March 31, 2016 for a total cost of approximately $1.8 million. From the inception of the program in October 2008 through March 31, 2016, we have repurchased an aggregate of 3,892,125 shares of our common stock for a total cost of $24.2 million. At March 31, 2016, we had $5.8 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of March 31, 2016, we had a total accrued receivable of $5.1 million related to 2014, 2015 and the three months ended March 31, 2016. We filed our 2014 claim in late 2015, and we expect to file our 2015 claim in late 2016. We expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash used in operating activities was $44.1 million in the three months ended March 31, 2016 compared to net cash provided by operating activities of $8.5 million in the three months ended March 31, 2015.

The $44.1 million of net cash provided by operating activities in the three months ended March 31, 2016 was primarily due to a $41.2 million increase in accounts payable associated with the timing of outstanding payments in the respective periods.

The $8.5 million of net cash provided by operating activities in the three months ended March 31, 2015 was primarily due to an $11.6 million decrease in accounts receivable and a $7.8 million decrease in inventory, partially offset by a $6.2 million decrease in deferred revenues and a $5.6 million decrease in accounts payable.

Cash Flows from Investing Activities. Net cash used in investing activities was $1.4 million in the three months ended March 31, 2016 compared to $13.9 million in the three months ended March 31, 2015.

The $1.4 million of net cash used in investing activities in the three months ended March 31, 2016 was primarily related to $0.8 million of capital expenditures and $0.6 million of incremental acquisition-related investments.

The $13.9 million of net cash used in investing activities in the three months ended March 31, 2015 was primarily related to our purchase of real property in Irvine, California for $5.8 million and real property in Lewis Center, Ohio for $6.0 million, as well as expenditures relating to investments in our IT infrastructure and the creation of enhanced electronic tools for our account executives and sales support staff.

Cash Flows from Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2016 was $44.9 million compared to net cash used in financing activities in the three months ended March 31, 2015 of $4.2 million.

The $44.9 million of net cash used in financing activities in the three months ended March 31, 2016 was primarily related to $28.6 million of net payments on our line of credit, a $9.7 million decrease in book overdraft and $2.9 million of earn-out liability payments.

The $4.2 million of net cash provided by financing activities in the three months ended March 31, 2015 was primarily related $9.5 million of borrowings under notes payable, partially offset by $3.6 million of net payments under our line of credit.

Line of Credit and Notes Payable. We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent. The Fourth Amended Loan Agreement provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amended Loan Agreement, from $250,000,000 to $275,000,000; (ii) the addition of a sub-line of up to C$40,000,000 as the Canadian Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) an extension of the Maturity Date to March 19, 2019; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus 1 percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2016, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2016, we had $95.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain two sub-lines under our revolving credit facility secured by the two parcels of real property we own in Santa Monica, California, each with a limit of $9.8 million and $1.7 million, as provided by the Fourth Amended Loan Agreement. The $10.9 million sub-line has a monthly principal amortization of $129,583 and the $1.7 million sub-line has a monthly principal amortization of $21,750, both bearing interest at the same rate as our revolving credit facility.

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

At March 31, 2016, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.08%.

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

Other Planned Capital Projects

ERP Upgrades

In October 2015, our management determined, and our Board of Directors approved such determination, to adopt the SAP platform acquired with the En Pointe transaction across all of our business units. We anticipate the SAP implementation to be incrementally adopted by portions of our business throughout the remainder of 2016 and 2017 with a total expected capitalized cost of under $5 million.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016, there has been no material change in any off-balance sheet arrangements since December 31, 2014.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 12 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three months ended March 31, 2016 other than compensation arrangements in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. At March 31, 2016, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2016. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2016, we had $133.9 million outstanding under our line of credit and $35.9 million outstanding under our notes payable with variable interest rates. As of March 31, 2016, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.7 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support, and sales and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our three foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of March 31, 2016, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to our systems upgrades that are currently being implemented, we also regularly upgrade our systems in an effort to better meet the information requirements of our users, and believe that to remain competitive, it will be necessary for us to upgrade these systems on a regular basis in the future. The implementation of any upgrades is complex, in part, because of the wide range of processes and the multiple systems that may need to be integrated across our business.

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

As a result of the ongoing economic uncertainties, the direction and relative strength of the U.S. and Canadian economies remains a considerable risk to our business, operating results and financial condition. This economic uncertainty could also increase the risk of uncollectible accounts receivable from our customers. During previous economic downturns in the U.S., Canada and elsewhere, customers generally reduced, often substantially, their rate of information technology spending. Additionally, economic conditions and the level of consumer confidence has limited technology spending. Future changes and uncertainties in the economic climate in the U.S., Canada and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business, operating results and financial condition, and could significantly hinder our growth and prevent us from achieving our financial performance goals.

Our earnings and growth rate could be adversely affected by negative changes in economic or geopolitical conditions.

We are subject to risks arising from adverse changes in domestic and global economic conditions and unstable geopolitical conditions. If economic growth in the United States, Canada or other countries’ slows or declines, current and prospective customer spending rates could be significantly reduced. This could result in reductions in sales of our products, longer sales and payment cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Weak general economic conditions or uncertainties in geopolitical conditions could adversely impact our revenue, expenses and growth rate. In addition, our revenue, margins and earnings could deteriorate in the future as a result of unfavorable economic or geopolitical conditions.

Our revenue is dependent on sales of products and services from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products and services from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft and HP Inc. represented approximately 15% and 12%, respectively, of our gross billed sales (excluding the impact of sales reported on a net basis) in the three months ended March 31, 2016, and products manufactured by HP Inc. and Apple represented approximately 13% and 11%, respectively, of our gross billed sales in the three months ended March 31, 2015. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

Certain of our vendors provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our vendors, including OEMs, software publishers and distribution partners provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with many of our vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our advertising, marketing and distribution costs based upon the amount of coverage we give to their respective products in our advertising and marketing mediums. Any termination or interruption of our relationships with one or more of these vendors, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow. For example, the amount of vendor consideration we receive from a particular vendor may be impacted by a number of events outside of our control, including acquisitions, divestitures, management changes or economic pressures affecting such vendor, any of which could materially affect the amount of vendor consideration we receive from such vendor.

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

Substantially all of our vendor agreements are terminable upon 30 days’ notice or less. Vendors that currently sell their products or services through us could decide to sell, or increase their sales of, their products or services directly or through other resellers or channels. Any termination, interruption or adverse modification of our relationship with a key vendor or a significant number of other vendors would likely adversely affect our operating income, cash flow and future prospects.

Our success is dependent in part upon the ability of our vendors to develop and market products that meet changes in market demand, as well as our ability to sell popular products from new vendors.

The products and services we sell are generally subject to rapid technological change and related changes in marketplace demand. Our success is dependent in part upon the ability of our vendors to develop and market products and services that meet these changes in market demand. Our success is also dependent on our ability to develop relationships with and sell products and services from new vendors that address these changes in marketplace demand. To the extent products that address changes in market demand are not available to us, or are not available to us in sufficient quantities or on acceptable terms, we could encounter increased price and other competition, which would likely adversely affect our business, financial condition and results of operations.

We may not be able to maintain existing vendor relationships or preferred provider status with our vendors, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.

We purchase products and services for resale both directly from manufacturers and software publishers and indirectly through distributors and other sources, all of whom we consider our vendors. We also maintain certain qualifications and preferred provider status with several of our vendors, which provides us with preferred pricing, vendor training and support, preferred access to products and services, and other significant benefits. In many cases, vendors require us to meet certain minimum standards in order to retain these qualifications and preferred provider status. If we do not maintain our existing relationships or preferred provider certifications or authorizations, or if we fail to build new relationships with vendors on acceptable terms, including favorable pricing, vendor consideration or reseller qualifications, we may not be able to offer a broad selection of products and services or continue to offer products and services from these vendors at competitive prices or at all. From time to time, vendors may be acquired by other companies, terminate our right to sell some or all of their products, modify or terminate our preferred provider or qualification status, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. For example, one of our major vendors recently adopted heightened sales growth and dedicated sales personnel standards for its preferred provider designation. Our failure to meet these heightened standards could cause us to lose preferred provider status with the vendor. Any termination of our preferred provider status with any of our major vendors, or our failure to build new vendor relationships, could have a negative impact on our operating results. Additionally, some products are subject to manufacturer, publisher or distributor allocation, which limits the number of units of those products that are available to us and may adversely affect our operating results.

Part of our business strategy includes the opportunistic acquisition of other companies, and we may have difficulties integrating acquired companies into our operations in a cost-effective manner, if at all.

One element of our business strategy involves the potential expansion through opportunistic acquisitions of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, enter new geographic markets, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. In 2015, we completed three strategic acquisitions and are focused on integrating these acquisitions into our operations. No assurance can be given that the benefits or synergies we may expect from acquisitions will be realized to the extent or in the time frame we anticipate. We may lose key employees, customers, distributors, vendors and other business partners of the companies we acquire after announcement of acquisition plans. In addition, acquisitions may involve a number of risks and difficulties, including expansion into new geographic markets and business areas in which our management has limited prior experience, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and management information (ERP) systems, changing relationships with customers, suppliers and strategic partners, differing regulatory requirements in new geographic markets and new business areas, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of acquired companies or otherwise related to acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

Narrow margins magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results.

We are subject to intense price competition with respect to the products, services and solutions we sell. As a result, our gross and operating margins have historically been narrow, and we expect them to continue to be narrow. We have recently experienced increasing price competition, which has a negative impact on our margins. Narrow margins magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results. Future increases in costs such as the cost of merchandise, wage levels, shipping rates, freight costs and fuel costs may negatively impact our margins and profitability. We are not always able to raise the sales price to offset cost increases. If we are unable to maintain our margins in the future, it could have a material adverse effect on our business, financial condition or results of operations. In addition, because price is an important competitive factor in our industry, we cannot assure you that we will not be subject to increased price competition in the future. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our margins, or that we will be able to compete effectively.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors. These factors include:

●	the relative mix of products, services and solutions sold during the period;
●	the general economic environment and competitive conditions, such as pricing;
●	the timing of procurement cycles by our business, government and educational institution customers;
●	seasonality in customer spending and demand for products, services and solutions we offer;
●	variability in vendor programs;
●	the introduction of new or upgraded products, services or solutions;
●	changes in prices from our suppliers;
●	promotions;
●	the loss or consolidation of significant suppliers or customers;
●	our ability to control costs;
●	the timing of our capital expenditures;

●	the condition of our industry in general;
●	customer acceptance of new purchasing models;
●	deferral of customer orders in anticipation of new offerings;
●	product or solution enhancements or operating system changes;
●	any inability on our part to obtain adequate quantities of products, services or solutions;
●	delays in the release by suppliers of new products, services or solutions and inventory adjustments;
●	our expenditures on new business ventures and acquisitions;
●	performance of acquired businesses;
●	adverse weather conditions that affect supply or customer response;
●	distribution or shipping to our customers; and
●	geopolitical events.

Our planned operating expenditures each quarter are based on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for the quarter may be materially adversely affected. Our narrow margins may magnify the impact of these factors on our operating results. We believe that period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. In addition, our results in any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below the expectations of public market analysts or investors and as a result the market price of our common stock could be materially adversely affected.

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

We have made and are currently making efforts to increase our market share by investing in training and retention of our sales force. We have also incurred, and expect to continue to incur, significant expenses resulting from infrastructure investments related to our sales force. Our customers are increasingly consuming IT in different and evolving ways and utilizing more elaborate services and solutions. In response, we are investing in our services and solutions capabilities and portfolio and are working with our customers to identify areas where they can gain efficiencies by outsourcing to us traditional IT functions. Specifically, we are focused on and investing in managed, advanced and end-point technology solutions, including around centers (which includes storage and security solutions), cloud computing, collaboration, virtualization, secure mobility, borderless networks and enterprise software solutions. We cannot assure you that any of our investments in our sales force or sales support resources or our focus on our services and solutions capabilities and portfolio will result in expanded market share or increased profitability in the near or long term.

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

We may be subject to state or local taxes on income, gross receipts, sales or use or a similar measure. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay or collect taxes has been the subject of court actions and various legislative efforts. There can be no assurance that these taxes or tax obligations will not be imposed upon us and our subsidiaries in a manner that could materially adversely impact our financial condition or results of operations.

We are subject to a number of general business laws and regulations, including laws and regulations specifically governing companies that do business over the Internet. These laws and regulations may cover user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), data protection and security, pricing, content, copyrights, distribution, contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. Additionally, some of our subsidiaries which are government contractors or subcontractors are subject to laws and regulations related to companies that sell to the government, including but not limited to regulations of the Department of Labor and laws and regulations related to our procurement of products and services and our sales to the government.

In addition, we may be subject to federal, state or local taxes on income, gross receipts, sales or use or a similar measure. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a sufficient economic presence by reason of sales or services to customers located in the applicable jurisdiction. The responsibility to pay or collect taxes has been the subject of court actions and various legislative efforts. There can be no assurance that these taxes or tax collection obligations will not be imposed upon us and our subsidiaries in a manner that could materially adversely impact our financial condition or results of operations.

While we have sought to implement processes, programs and systems in an effort to achieve compliance with existing laws and regulations applicable to our business, many of these laws and regulations are unclear and have yet to be interpreted by courts, or may be subject to conflicting interpretations by courts or regulatory agencies. Further, no assurances can be given that new laws or regulations will not be enacted or adopted, or that our processes, programs and systems will be sufficient to comply with present or future laws or regulations, which might adversely affect our business, financial condition or results of operations.

Such existing and future laws and regulations may also impede our business. Additionally, it is not always clear how new or existing laws and regulations apply to our businesses. Unfavorable resolution of these issues may expose us to liability and costly changes in our business operations, and could reduce customer demand for our products, services and solutions.

Additionally, although historically only a small percentage of our total sales in any given quarter or year are made to customers outside of the continental United States, we recently entered the Canadian market with our recent acquisitions in Canada, which subjected us to laws and regulations applicable to companies doing business in the multiple Canadian provinces. Further, there is a possibility that other foreign jurisdiction may take the position that our business is subject to its laws and regulations, which could impose restrictions or burdens on us and expose us to tax and other potential liabilities and could also require costly changes to our business operations with respect to those jurisdictions. In some cases, our sales related to foreign jurisdictions could also be subject to export control laws and foreign corrupt practice laws and there is a risk that we could face allegations from U.S. or foreign governmental authorities alleging our failure to comply with the requirements of such laws subjecting us to costly litigation and potential significant governmental penalties or fines.

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

Our ability to maintain profitability on a quarterly or annual basis given our planned business strategy depends upon a number of factors discussed in these risk factors, including our ability to manage and control operating expenses and to generate and sustain adequate levels of revenue. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than what we project. In addition, we may find that our business plan costs more to execute than what we currently anticipate. Some of the factors that affect our ability to maintain profitability on a quarterly or annual basis are beyond our control, including general economic trends and uncertainties.

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

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of investors or analysts, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

●	changes in the mix of products, services or solutions that we sell;
●	the amount and timing of operating costs and capital expenditures relating to any expansion of our business operations and infrastructure;

●	price competition that results in lower sales volumes, lower profit margins, or net losses;
●	the availability of vendor programs, authorizations or certifications;
●	our ability to attract and retain key personnel and the related costs,
●	fluctuations in the demand for our products, services or solutions or overstocking or under-stocking of our products;
●	economic conditions;
●	changes in the amounts of information technology spending by our customers;
●	the amount and timing of advertising and marketing costs;
●	fluctuations in levels of inventory theft, damage or obsolescence that we incur;
●	our ability to successfully integrate operations and technologies from any past or future acquisitions or other business combinations;
●	revisions or refinements of fair value estimates relating to acquisitions or other business combinations;
●	changes in the number of visitors to our websites or our inability to convert those visitors into customers;
●	technical difficulties, including system or Internet failures;
●	introduction of new or enhanced products, services or solutions
●	fluctuations in our warehousing and shipping costs; and
●	foreign currency exchange rates.

If we fail to accurately predict and manage our inventory risks, our margins may decline as a result of required inventory write downs due to lower prices obtained from older or obsolete products.

We derive a significant amount of our gross sales from products sold out of owned inventory at our directly operated and distributor partner warehouse and distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of such inventory. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion, and because at times we may stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from some of our largest vendor partners, but these rights vary by product line, are subject to specified conditions and limitations and can be terminated or changed at any time. We also recently have decided to move more of our inventory warehousing and distribution functions to third party distributor partners in replacement of our historic directly operated facility in Memphis Tennessee. Moving these operations to third party facilities will result in greater dependence on these third parties for portions of our warehousing and distribution needs. As a result, we will now be subject to third party contractual relationships for these replaced operations, which could result in future cost increases and other contractual risk allocations which we have not historically faced and may not be able control.

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

Furthermore, we sell products, services and solutions manufactured, published and distributed by third parties, some of which may be defective. If any product, service or solution that we sell were to cause physical injury or damage to property, the injured party or parties could bring claims against us as the retailer of the product or solution. Our insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against us in excess of our insurance coverage, it could expose us to significant liability. Even unsuccessful claims could result in the expenditure of funds and management time and could decrease our profitability.

Costs and other factors associated with pending or future litigation could materially harm our business, results of operations and financial condition.

From time to time we receive claims and become subject to litigation, including consumer protection, employment, intellectual property and other litigation and government or third party audits related to the conduct of our business. Additionally, we may from time to time institute legal proceedings against third parties to protect our interests. Any litigation, audit or investigation that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. We cannot determine with any certainty the costs or outcome of such pending or future matters and they may materially harm our business, results of operations or financial condition.

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

We have generated substantial portions of our revenue in the past from the sale of computer hardware and software products and accessories. Expansion into new product, service and solutions categories, including for example our efforts to grow managed and advanced technology services and solutions, may require us to incur significant marketing expenses, develop relationships with new vendors, acquire and retain expensive personnel and comply with new regulations. We may lack the necessary expertise in a new category to realize the expected benefits of that new category. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product, service or solutions categories include our ability to:

●	establish or increase awareness of our new brands and product, service and solutions categories;
●	acquire, attract and retain customers at a reasonable cost;
●	achieve and maintain a critical mass of customers and orders across all of our product and service categories;
●	attract a sufficient number of new customers to whom any new categories and offerings are targeted;
●	successfully market our new categories or offerings to existing customers;
●	maintain or improve our margins and fulfillment costs;
●	attract and retain vendors to provide expanded lines of products, services or solutions to our customers on terms that are acceptable to us; and
●	manage our inventory in new product categories.

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

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Frank F. Khulusi, our Chairman of the Board and Chief Executive Officer, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business. Our success and plans for future growth will also depend in part on our management’s continuing ability to hire, train and retain skilled personnel in all areas of our business such as sales, service and solutions personnel and IT personnel. For example, our management information systems and processes require the services of employees with extensive knowledge of these systems and processes and the business environment in which we operate, and in order to successfully implement and operate our systems and processes we must be able to attract and retain a significant number of information technology specialists. We may not be able to attract, train and retain the skilled personnel required to, among other things, implement, maintain, and operate our information systems and processes or to offer and support our managed and advanced technology solutions, and any failure to do so would likely have a material adverse effect on our operations.

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

Any inability to effectively manage our growth and achieve economies of scale may prevent us from successfully expanding our business.

The growth of our business has required us to make significant additions in personnel and has significantly increased our working capital requirements. Although we have experienced significant sales growth in the past, such growth should not be considered indicative of future sales growth. Such growth has resulted in new and increased responsibilities for our management personnel and has placed and continues to place significant strain upon our management, operating and financial systems, and other resources. Any future growth, whether organic or through acquisition, may result in increased strain. There can be no assurance that current or future strain will not have a material adverse effect on our business, financial condition, and results of operations. Also crucial to our success in managing our growth will be our ability to achieve additional economies of scale. We cannot assure you that we will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect upon our business, financial condition or results of operations.

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

Our business may be harmed by fraudulent activities.

We have received in the past, and anticipate that we will receive in the future, communications from customers due to purported fraudulent activities, including fraudulent activities on our websites such as fraudulent credit card transactions. Negative publicity generated as a result of fraudulent conduct by third parties could damage our reputation and diminish the value of our brand name. Fraudulent activities could also subject us to losses and could lead to scrutiny from lawmakers and regulators regarding the operation of our businesses, including the operation of our websites. We expect to continue to receive requests from customers for reimbursement due to purportedly fraudulent activities or threats of legal action against us if no reimbursement is made.

Breaches of data security could significantly impact our business and expose us to material costs and liability.

Data security laws are becoming more widespread and burdensome and increasingly require notification of affected individuals and, in some instances, regulators. Moreover, third parties are engaging in increased cyber attacks and other data theft efforts, and individuals are increasingly subjected to theft of identity, medical or credit card or other financial account information. In addition to risks we face from cyber attacks or data theft efforts directly targeted at our systems, we offer our products, services and solutions to companies, such as healthcare or financial institutions, under contracts which may expose us to significant liabilities for data breaches or losses which could arise out of or result from products, services or solutions we may sell to these institutions. There is a risk that we may fail to prevent such data theft or data breaches and that our customers or others may assert claims against us as a result. In addition, the FTC and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in those companies’ data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks or other breaches in data security, present an ongoing risk to us, could result in a loss of customers, damage to our reputation and monetary damages. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability could decrease our profitability and materially adversely affect our financial condition.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our business or our marketing efforts and expose us to material costs and liability.

We market to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny and regulation. As a result, we are subject to increasing regulation relating to privacy and the use of personal information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of operating and growing our business. In addition, several states have proposed legislation that would limit the uses of personal information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would expand online privacy protections already provided to adults. Moreover, in the United States, Canada and elsewhere, laws and regulations are becoming increasingly protective of consumer privacy, with a trend toward requiring companies to establish procedures to notify users of privacy and security policies, to obtain consent from users for collection and use of personal information, and to provide users with the ability to access, correct and delete personal information stored by companies. Such privacy and data protection laws and regulations, and efforts to enforce such laws and regulations, may restrict our ability to collect, use or transfer demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of domestic or foreign privacy or data protection laws and regulations, including the U. S. national do-not-call list and CAN-SPAM Act and the Canadian Anti-Spam Legislation, may subject us to fines, penalties and damages, which could decrease our revenue and profitability.

The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. We also could incur additional costs and liability exposures if new laws or regulations regarding the use of personal information are introduced. These privacy protection laws could result in substantial compliance costs and could decrease our profitability. Further, additional regulation of the Internet may lead to a decrease in Internet usage, which could adversely affect our business. Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny or litigation. In the past, the FTC has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of our privacy policy, we may face a loss of customers or damage to our reputation and may be forced to expend significant amounts of financial and managerial resources to defend against these accusations, face potential liability and be subject to extended regulatory oversight in the form of a long-term consent order.

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

Our headquarters, customer service center and a part of our infrastructure, including computer servers, are located near Los Angeles, California and in other areas that are susceptible to earthquakes, floods, severe weather and other natural disasters. Our owned and third party distribution facilities, which house the product inventory from which a material amount of our orders may be shipped, are located in areas that are susceptible to natural disasters and extreme weather conditions such as earthquakes, fire, floods and major storms. Our operations in the Philippines are also in an area that is periodically subject to extreme weather. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and communications systems, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, power outages in any locations where our systems are located could disrupt our operations. Our business interruption insurance may not adequately compensate us for losses that may occur.

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

The business of direct marketing of the products, services and solutions we sell is highly competitive and driven in large part by price, product, service and solutions availability, speed and accuracy of delivery and performance, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, availability of talented sales and service personnel and the availability of technical information. We compete with other IT solution providers, including CDW, Insight Enterprises, and PC Connection. In addition, we compete with large value added resellers such as CompuCom Systems and World Wide Technology, and computer retail stores and resellers, including superstores such as Best Buy and Staples, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com and Newegg.com, government resellers such as CDWG and GovConnection, software focused resellers such as SoftwareOne, Soft Choice and Software House International and other direct marketers and value added resellers of hardware, software and technology services and solutions. In these industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

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

Many technology solution providers are consolidating operations and acquiring or merging with other providers to achieve economies of scale, expanded product and service offerings, and increased efficiency. The current industry reconfiguration and the trend towards consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit. Declining prices, resulting in part from technological changes, may require us to sell a greater number of products, services or solutions to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for us to continue to increase our net sales and earnings growth. In addition, growth in the information technology market has slowed. If the growth rate of the information technology market were to further decrease, our business, financial condition and operating results could be materially adversely affected.

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

We repurchased a total of 216,136 shares of our common stock under this program during the three months ended March 31, 2016 for a total cost of approximately $1.8 million. From the inception of the program in October 2008 through March 31, 2016, we have repurchased an aggregate of 3,892,125 shares of our common stock for a total cost of $24.2 million. At March 31, 2016, we had $5.8 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

A summary of the repurchase activity for the three months ended March 31, 2016 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	39,624	$9.21	39,624	$7,250
February 1, 2016 to February 29, 2016	40,295	8.29	40,295	6,916
March 1, 2016 to March 31, 2016	136,217	8.08	136,217	5,815
Total	216,136		216,136

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1*	Amendment No. 2 to Asset Purchase Agreement, dated January 2, 2016, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 15, 2016 (the “2015 Form 10-K”))

2.2*	Amendment No. 3 to Asset Purchase Agreement, dated February 14, 2016, by and among PCM Sales, Inc. (as successor to Intelligent IT, Inc.), Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.5 to the 2015 Form 10-K)

10.1+	Fourth Amended and Restated Loan and Security Agreement, dated as of January 19, 2016, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.36 to the 2015 Form 10-K)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission. This agreement has been included to provide investors with information regarding its terms, however it is not intended to provide any other factual information about the parties. The agreement contains representations and warranties of the parties as of specified dates that are qualified by information in confidential disclosure schedules delivered in connection with signing the agreement. The assertions embodied in these representations and warranties were made solely for purposes of the agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.

+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: May 6, 2016	By:	/s/Brandon H. LaVerne
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

