Form 10-Q
period 2016-06-30
PCM, INC.
filed 2016-08-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, the registrant had 11,672,526 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,203	$11,176
Accounts receivable, net of allowances of $479 and $558	396,454	341,018
Inventories	85,462	55,386
Prepaid expenses and other current assets	28,260	17,880
Deferred income taxes	3,433	4,425
Asset held for sale	5,812	5,812
Total current assets	528,624	435,697
Property and equipment, net	54,854	56,774
Goodwill	81,486	80,552
Intangible assets, net	18,058	20,807
Deferred income taxes	898	939
Other assets	4,539	5,404
Total assets	$688,459	$600,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$339,248	$201,524
Accrued expenses and other current liabilities	62,290	51,580
Deferred revenue	23,370	11,455
Line of credit	93,301	162,439
Notes payable — current	12,225	12,912
Note payable related to asset held for sale	4,700	4,799
Current liabilities of discontinued operations	150	153
Total current liabilities	535,284	444,862
Notes payable	19,752	21,454
Other long-term liabilities	13,940	20,289
Deferred income taxes	3,882	4,053
Total liabilities	572,858	490,658
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,151,377 and 16,007,613 shares issued; 11,653,012 and 11,914,946 shares outstanding	16	16
Additional paid-in capital	124,400	122,932
Treasury stock, at cost: 4,498,365 and 4,092,667 shares	(26,934)	(23,326)
Accumulated other comprehensive loss	(101)	(765)
Retained earnings	18,220	10,658
Total stockholders’ equity	115,601	109,515
Total liabilities and stockholders’ equity	$688,459	$600,173

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$580,994	$478,871	$1,079,023	$774,830
Cost of goods sold	497,995	416,905	925,717	673,759
Gross profit	82,999	61,966	153,306	101,071
Selling, general and administrative expenses	69,634	61,116	138,422	105,428
Operating profit (loss)	13,365	850	14,884	(4,357)
Interest expense, net	1,461	872	2,935	1,643
Income (loss) from continuing operations before income taxes	11,904	(22)	11,949	(6,000)
Income tax expense (benefit)	4,498	(197)	4,387	(2,651)
Income (loss) from continuing operations	7,406	175	7,562	(3,349)
Income from discontinued operations, net of taxes	—	74	—	43
Net income (loss)	$7,406	$249	$7,562	$(3,306)

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$0.63	$0.01	$0.64	$(0.27)
Income from discontinued operations, net of taxes	—	0.01	—	0.00
Net income (loss)	$0.63	$0.02	$0.64	$(0.27)

Diluted EPS:
Income (loss) from continuing operations	$0.61	$0.01	$0.62	$(0.27)
Income from discontinued operations, net of taxes	—	0.01	—	0.00
Net income (loss)	$0.61	$0.02	$0.62	$(0.27)

Weighted average number of common shares outstanding:
Basic	11,715	12,106	11,796	12,156
Diluted	12,211	12,665	12,262	12,156

See Notes to the Condensed Consolidated Financial Statements.

3

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$7,406	$249	$7,562	$(3,306)

Comprehensive income (loss):
Foreign currency translation adjustments	42	125	664	(699)
Total other comprehensive income (loss)	42	125	664	(699)
Comprehensive income (loss)	$7,448	$374	$8,226	$(4,005)

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$7,562	$(3,306)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,047	5,915
Write-off of software work in process	—	3,327
Provision for deferred income taxes	813	(1,504)
Excess tax benefit related to stock option exercises	(52)	(185)
Non-cash stock-based compensation	1,004	865
Change in operating assets and liabilities:
Accounts receivable	(55,514)	(174,370)
Inventories	(30,147)	5,801
Prepaid expenses and other current assets	(10,228)	(13,810)
Other assets	1,127	(1,152)
Accounts payable	153,977	158,220
Accrued expenses and other current liabilities	10,697	4,685
Deferred revenue	11,915	11,679
Total adjustments	91,639	(529)
Net cash provided by (used in) operating activities	99,201	(3,835)
Cash Flows From Investing Activities
Acquisition of assets of En Pointe	—	(17,295)
Acquisition of assets of Systemax	(400)	—
Acquisition of Acrodex	(93)	—
Purchases of property and equipment	(2,461)	(17,238)
Net cash used in investing activities	(2,954)	(34,533)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	(69,138)	16,363
Borrowings under notes payable	—	17,694
Payments under notes payable	(2,488)	(2,221)
Change in book overdraft	(16,266)	11,223
Payments of obligations under capital leases	(1,280)	(1,207)
Payments of earn-out liability	(5,886)	(1,975)
Proceeds from stock issued under stock option plans	726	540
Payments for deferred financing costs	(404)	(646)
Common shares repurchased and held in treasury	(3,608)	(3,059)
Excess tax benefit related to stock option exercises	52	185
Net cash provided by (used in) financing activities	(98,292)	36,897
Effect of foreign currency on cash flow	72	(507)
Net change in cash and cash equivalents	(1,973)	(1,978)
Cash and cash equivalents at beginning of the period	11,176	8,892
Cash and cash equivalents at end of the period	$9,203	$6,914
Supplemental Cash Flow Information
Interest paid	$2,558	$1,551
Income taxes paid (refund), net	(153)	290
Supplemental Non-Cash Investing and Financing Activities
Earn-out liability	$—	$32,500
Financed purchase of property and equipment	711	624

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

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in Manila, Philippines. During the three months ended June 30, 2016, we generated approximately 77% of our revenue in our Commercial segment, 17% of our revenue in our Public Sector segment and 6% of our revenue in our Canada segment. During the six months ended June 30, 2016, we generated approximately 77% of our revenue in our Commercial segment, 16% of our revenue in our Public Sector segment and 7% of our revenue in our Canada segment.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which amends the principal-versus-agent implementation guidance and illustration in the Board’s revenue standard (ASC 606). In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing,” including updates which are intended to reduce the cost and complexity of applying guidance on identifying promised goods and services under ASC 606. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients,” which clarifies certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. ASUs 2016-08, 2016-10 and 2016-12 have the same effective date as the new revenue standard, as amended by a one-year deferral and early adoption provision in ASU 2015-14. See discussion of ASU 2015-14 below. We are required to adopt ASU 2016-08 using the same transition method as elected for ASU 2015-14. We are currently evaluating the effects that the adoption of these ASUs will have on our consolidated financial statements.

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

There have been no other material changes or additions to the recently issued accounting standards as previously reported in Note 2 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 that materially affected or may materially affect our financial statements.

3. Acquisitions

Systemax

On December 1, 2015, we completed the acquisition of certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG) for $14 million in cash. As of June 30, 2016, there has been no change from December 31, 2015 on the preliminary accounting for the Systemax asset acquisition and the related purchase price allocation. We continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction. We expect to finalize the final fair value determination and purchase price allocation for the Systemax asset acquisition as soon as practicable but within a year of the closing of the acquisition.

In January 2016, we exercised an option in our purchase agreement and paid $0.4 million related to our purchase of additional customer list information, which was recorded as an increase to goodwill associated with the Systemax assets acquisition.

Acrodex

On October 26, 2015, PCM Sales Canada, Inc., a wholly-owned subsidiary of PCM, Inc., completed the acquisition of all the outstanding common stock of Acrodex, Inc. (“Acrodex”) for a total purchase price of approximately C$16.7 million (or $13.6 million, net of cash acquired). In March 2016 and June 2016, we paid an additional $0.2 million and $0.1 million, respectively, related to adjustments to the net asset value as defined in the agreement, which was recorded as an increase to goodwill resulting from the Acrodex acquisition. As of June 30, 2016, there has been no other change from December 31, 2015 on the preliminary accounting for the Acrodex acquisition and the related purchase price allocation. We continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction. We expect to finalize the final fair value determination and purchase price allocation for the Acrodex acquisition as soon as practicable but within a year of the closing of the acquisition.

En Pointe

As part of our acquisition of certain assets of En Pointe in April 2015, we agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of June 30, 2016 and December 31, 2015, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million, reflecting no change to the fair value of this contingent consideration during the six months ended June 30, 2016.

During the three and six months ended June 30, 2016, we made $3.0 and $5.9 million, respectively, of earn-out payments to the sellers of En Pointe. As of June 30, 2016, we had $13.6 million and $10.2 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheets. As of December 31, 2015, we had $13.2 million and $16.5 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheets.

Following the completion of the acquisition on April 1, 2015, the results of our En Pointe operations, which generated $136.9 million of net sales and $10.3 million of operating profit during the three months ended June 30, 2015, have been included in the results of our Commercial and Public Sector business segments for the three months and six months ended June 30, 2015. Thereafter, we fully integrated the operations of En Pointe into various areas of our business and it became impracticable to compute En Pointe’s operating profit included in our results of operations for periods beginning subsequent to June 30, 2015.

The following table sets forth our results of operations on a pro forma basis as though the En Pointe acquisition had been completed as of the beginning of the period presented (in thousands, except per share amounts):

Six Months Ended June 30, 2015
Net sales	$892,857
Operating loss	(3,406)
Loss from continuing operations	(5,128)
Net loss	(2,819)
Basic and Diluted Loss Per Common Share
Basic	$(0.23)
Diluted	(0.23)
Weighted average number of common shares outstanding:
Basic	12,156
Diluted	12,156

4. Property and Equipment

In September 2015, we listed our real property located in Irvine, California (the “Irvine Property”) for sale. The Irvine Property includes approximately 60,000 square feet of office and warehouse space and land. Under a broker agreement, the Irvine Property was available for immediate sale in its present condition. As of June 30, 2016, we classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Property held for sale” and $4.7 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Condensed Consolidated Balance Sheet.

On April 27, 2016, we entered into an agreement with Spigen, Inc. (the “Buyer”) to sell the Irvine Property for approximately $13.2 million. The parties agreed to a 60-day escrow period. On June 23, 2016, we received notice of escrow cancellation from the Buyer effective immediately. As a result of the cancellation, the Buyer forfeited a non-refundable deposit of $300,000, which was released to us as liquidated damages in accordance with the agreement and we recorded it as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. The Irvine Property is available for sale.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of goodwill was as follows by segment (in thousands):

	Commercial	Public Sector	Canada	Total
Balance at December 31, 2015	$69,335	$8,322	$2,895	$80,552
Goodwill related to Acrodex acquisition	—	—	329	329
Goodwill related to Systemax asset acquisition	400	—	—	400
Foreign currency translation	—	—	205	205
Balance at June 30, 2016	$69,735	$8,322	$3,429	$81,486

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At June 30, 2016				At December 31, 2015
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$7,713	(1)	$1,275	$6,438	$7,675	(1)	$585	$7,090
Customer relationships	15	13,464		3,547	9,917	13,299		1,587	11,712
Non-compete agreements	4	2,370		667	1,703	2,354		349	2,005
Total intangible assets		$23,547		$5,489	$18,058	$23,328		$2,521	$20,807

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $1.4 million and $0.4 million for the three months ended June 30, 2016 and 2015 and $3.0 million and $0.5 million for the six months ended June 30, 2016 and 2015. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows as of June 30, 2016: $2.9 million in the remainder of 2016, $4.1 million in 2017, $3.0 million in 2018, $1.8 million in 2019 and $3.3 million thereafter.

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

The carrying amounts of major classes of liabilities that have been included in such balance sheet line item, as described above, in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable	$114	$117
Accrued expenses and other current liabilities	36	36
Current liabilities of discontinued operations	$150	$153

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net sales	$(1)	$(7)

Income (loss) before income taxes	$109	$78
Income tax expense (benefit)	35	35
Income (loss) from discontinued operations, net of taxes…	$74	$43

7. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	June 30, 2016	December 31, 2015

Revolving credit facility, LIBOR plus 1.50%, maturing in March 2019	$93,301 (1)	$162,439 (1)
Note payable, LIBOR plus 1.50%, maturing in March 2019	9,071	9,848
Note payable, LIBOR plus 1.50%, maturing in March 2019	1,522	1,653
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,700 (2)	4,799 (2)
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,251	4,365
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	1,558	2,569
Note payable, LIBOR plus 2.25%, maturing in January 2020	7,261	7,416
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in September 2016	8,314	8,515
Total	129,978	201,604
Less: Total current debt	110,226	180,150
Total non-current debt	$19,752	$21,454

(1)	The outstanding balance on our revolving credit facility, which matures in March 2019, has been included as part of current debt to match the presentation on our Condensed Consolidated Balance Sheet.
(2)	This note payable, related to the Irvine Property, has been presented on our Condensed Consolidated Balance Sheet as “Note payable related to asset held for sale” and is included as current debt. See Note 4 above for more information regarding the Irvine Property.

The following table sets forth the maturities of our outstanding debt balance as of June 30, 2016 (in thousands):

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Total long-term debt obligations	$15,223	$2,879	$2,354	$8,534	$1,968	$5,719	$36,677
Revolving credit facility	—	93,301	—	—	—	—	93,301
Total	$15,223	$96,180	$2,354	$8,534	$1,968	$5,719	$129,978

Line of Credit and Related Notes

We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent. The Fourth Amended Loan Agreement provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amended Loan Agreement, from $250,000,000 to $275,000,000; (ii) the addition of a sub-line of up to C$40,000,000 as the Canadian Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) an extension of the Maturity Date to March 19, 2019; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus 1 percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (v) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2016, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2016, we had $147.3 million available to borrow for working capital advances under the line of credit.

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

At June 30, 2016, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.15%.

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

Accounting for Uncertainty in Income Taxes

At June 30, 2016 and December 31, 2015, we had unrecognized tax benefits of $0.5 million and $0.4 million, respectively, related to research credits. For the three and six months ended June 30, 2016 and 2015, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at June 30, 2016 and December 31, 2015. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

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

We repurchased a total of 189,562 and 405,698 shares of our common stock under this program during the three and six months ended June 30, 2016, respectively, for a total cost of approximately $1.7 million and $3.5 million, respectively. From the inception of the program in October 2008 through June 30, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At June 30, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended June 30, 2016 and 2015, approximately 626,000 and 416,000 common shares have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the six months ended June 30, 2016, approximately 551,000 common shares have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the six months ended June 30, 2015, since we reported a loss from continuing operations, all potential shares totaling approximately 578,000 were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the six months ended June 30, 2015, had we reported income from continuing operations, approximately 421,000 common shares would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Amount ($)	Shares	Per Share Amounts ($)
Three Months Ended June 30, 2016:
Basic EPS
Income from continuing operations	$7,406	11,715	$0.63
Effect of dilutive securities
Dilutive effect of stock options	—	496
Diluted EPS
Adjusted income from continuing operations	$7,406	12,211	$0.61

Three Months Ended June 30, 2015:
Basic EPS
Income from continuing operations	$175	12,106	$0.01
Effect of dilutive securities
Dilutive effect of stock options	—	559
Diluted EPS
Adjusted income from continuing operations	$175	12,665	$0.01

Six Months Ended June 30, 2016:
Basic EPS
Income from continuing operations	$7,562	11,796	$0.64
Effect of dilutive securities
Dilutive effect of stock options	—	466
Diluted EPS
Adjusted income from continuing operations	$7,562	12,262	$0.62

Six Months Ended June 30, 2015:
Basic EPS
Loss from continuing operations	$(3,349)	12,156	$(0.27)
Effect of dilutive securities
Dilutive effect of stock options	—	—
Diluted EPS
Adjusted loss from continuing operations	$(3,349)	12,156	$(0.27)

11. Segment Information

In February 2016, we transitioned out nearly the entire management overhead of our MacMall business, thinned out its cost structure and brought it under the management and supervision of our Commercial segment. Also, in connection with our acquisitions of Acrodex and certain assets of Systemax’s North American Technology Group in the fourth quarter of 2015 and our resulting entrance into selling products, services and solutions in the Canadian market, we formed a new operating segment called Canada. This segment includes our operations related to these Canadian market activities, beginning as of the respective dates of these acquisitions. The transition described above and our acquisitions in 2015 resulted in changes to the internal reporting package reviewed by the Chief Operating Decision Maker (“CODM”), and beginning in 2016, we have the following three operating segments: Commercial, Public Sector and Canada. All prior periods have been retrospectively recast to conform to the current presentation.

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	Corporate & Other	Consolidated
Three Months Ended June 30, 2016
Net sales	$445,022	$98,980	$37,004	$(12)	$580,994
Gross profit	67,754	9,661	5,595	(11)	82,999
Depreciation and amortization expense(1)	1,609	286	330	1,750	3,975
Operating profit (loss)	22,487	4,275	824	(14,221)	13,365

Three Months Ended June 30, 2015
Net sales	$373,202	$105,670	$—	$(1)	$478,871
Gross profit	52,658	9,311	—	(3)	61,966
Depreciation and amortization expense(1)	921	101	—	2,194	3,216
Operating profit (loss)	17,830	4,705	—	(21,685)	850

Six Months Ended June 30, 2016
Net sales	$829,427	$171,443	$78,166	$(13)	$1,079,023
Gross profit	125,847	15,676	11,797	(14)	153,306
Depreciation and amortization expense(1)	3,243	576	668	3,560	8,047
Operating profit (loss)	38,715	5,722	2,503	(32,056)	14,884

Six Months Ended June 30, 2015
Net sales	$632,570	$142,271	$—	$(11)	$774,830
Gross profit	88,422	12,653	—	(4)	101,071
Depreciation and amortization expense(1)	1,585	108	—	4,222	5,915
Operating profit (loss)	25,579	5,380	—	(35,316)	(4,357)

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of June 30, 2016 and December 31, 2015, we had total consolidated assets of $688.5 million and $600.2 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

12. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.5 million and $1.0 million in the three month periods ended June 30, 2016 and 2015, respectively, and $3.0 million and $2.0 million in the six month periods ended June 30, 2016 and 2015, respectively. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

13. Subsequent Events

On July 7, 2016, the Company, all of its wholly-owned domestic subsidiaries (collectively, the “US Borrowers”) and all of its Canadian subsidiaries (collectively, the “Canadian Borrowers”), entered into a First Amendment to Fourth Amended and Restated Loan and Security Agreement (the “Loan Amendment”) with certain lenders named therein (the “Lenders”) and Wells Fargo Capital Finance, LLC as administrative and collateral agent for the Lenders (the “Agent”).

The Loan Amendment provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amended Agreement, from $275,000,000 to $290,000,000; (ii) the addition of certain eligible accounts that may be generated by a joint venture of the Company not to exceed 20% of all other eligible accounts and authorization of Company performance guarantees related to the joint venture; and (iii) the addition of a channel finance facility for up to $50 million as more fully described below.

Also on July 7, 2016, the Company entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”). The Credit Agreement provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of the Company’s assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods.

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

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in Manila, Philippines. In the three months ended June 30, 2016, we generated approximately 77% of our revenue in our Commercial segment, 17% of our revenue in our Public Sector segment and 6% of our revenue in our Canada segment. In the six months ended June 30, 2016, we generated approximately 77% of our revenue in our Commercial segment, 16% of our revenue in our Public Sector segment and 7% of our revenue in our Canada segment.

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

We experience variability in our net sales and operating results on a quarterly basis as a result of many factors. We experience some seasonal trends in our sales of technology products, services and solutions to businesses, government and educational institutions. For example, the timing of capital budget authorizations for our commercial customers can affect when these companies can procure IT products and services. The fiscal year-ends of U.S. Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. We generally see an increase in our second quarter sales related to customers in the U.S. SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year. Further, our Canadian business may see seasonal increases in the first quarter due to Canadian SLED budgets being closed out in the first quarter. We may also experience variability in our gross profit and gross profit margin as a result of changes in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor, which may be impacted by a number of events outside of our control. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

A substantial portion of our business is dependent on sales of Apple, HP Inc., Microsoft and products purchased from other vendors including Cisco, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Microsoft	21%	20%	18%	16%
HP Inc.	10	13	11	13

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

STRATEGIC DEVELOPMENTS

Real Estate Transactions

In March 2015, we completed the purchase of real property in Irvine, California (the “Irvine Property”) for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,000 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space. In September 2015, we listed the Irvine Property for sale in its present condition under a broker agreement. On April 27, 2016, we entered into an agreement with Spigen, Inc. (the “Buyer”) to sell the Irvine Property for approximately $13.2 million. The parties agreed to a 60-day escrow period. On June 23, 2016, we received notice of escrow cancellation from the Buyer effective immediately. As a result of the cancellation, the Buyer forfeited a non-refundable deposit of $300,000, which was released to us as liquidated damages in accordance with the agreement and we recorded it as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. The Irvine Property is available for sale.

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

ERP Upgrades

During the three months ended June 30, 2015, after consideration of the tools acquired in the En Pointe acquisition, we wrote off approximately $3.3 million of work-in-process software related to a CRM system, which we abandoned in favor or En Pointe’s production CRM system, and included the charge as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations.

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

We repurchased a total of 189,562 and 405,698 shares of our common stock under this program during the three and six months ended June 30, 2016, respectively, for a total cost of approximately $1.7 million and $3.5 million, respectively. From the inception of the program in October 2008 through June 30, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At June 30, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$580,994	$478,871	$1,079,023	$774,830
Cost of goods sold	497,995	416,905	925,717	673,759
Gross profit	82,999	61,966	153,306	101,071
Selling, general and administrative expenses	69,634	61,116	138,422	105,428
Operating profit (loss)	13,365	850	14,884	(4,357)
Interest expense, net	1,461	872	2,935	1,643
Income (loss) from continuing operations before income taxes	11,904	(22)	11,949	(6,000)
Income tax expense (benefit)	4,498	(197)	4,387	(2,651)
Income (loss) from continuing operations	7,406	175	7,562	(3,349)
Income from discontinued operations, net of taxes	—	74	—	43
Net income (loss)	$7,406	$249	$7,562	$(3,306)

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$0.63	$0.01	$0.64	$(0.27)
Income from discontinued operations, net of taxes	—	0.01	—	0.00
Net income (loss)	$0.63	$0.02	$0.64	$(0.27)

Diluted EPS:
Income (loss) from continuing operations	$0.61	$0.01	$0.62	$(0.27)
Income from discontinued operations, net of taxes	—	0.01	—	0.00
Net income (loss)	$0.61	$0.02	$0.62	$(0.27)

Weighted average number of common shares outstanding:
Basic	11,715	12,106	11,796	12,156
Diluted	12,211	12,665	12,262	12,156

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.7	87.1	85.8	87.0
Gross profit	14.3	12.9	14.2	13.0
Selling, general and administrative expenses	12.0	12.7	12.8	13.6
Operating profit (loss)	2.3	0.2	1.4	(0.6)
Interest expense, net	0.3	0.2	0.3	0.2
Income (loss) from continuing operations before income taxes	2.0	0.0	1.1	(0.8)
Income tax expense (benefit)	0.7	0.0	0.4	(0.4)
Income (loss) from continuing operations	1.3	0.0	0.7	(0.4)
Loss from discontinued operations, net of taxes	0.0	0.0	0.0	0.0
Net income (loss)	1.3%	$0.0%	0.7%	$(0.4)%

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended June 30,
	2016		2015
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$445,022	77%	$373,202	78%	$71,820	19%
Public Sector	98,980	17	105,670	22	(6,690)	(6)
Canada(2)	37,004	6	—	—	37,004	NM (1)
Corporate & Other	(12)	—	(1)	—	(11)	NM (1)
Consolidated	$580,994	100%	$478,871	100%	$102,123	21%

(1)	Not meaningful.
(2)	Our Canada segment was formed in the first quarter of 2016 as a result of our Acrodex and Systemax asset acquisitions in the fourth quarter of 2015.

Consolidated net sales were $581.0 million in the three months ended June 30, 2016 compared to $478.9 million in the three months ended June 30, 2015, an increase of $102.1 million, or 21%. This increase was primarily due to the addition of sales from our fourth quarter 2015 acquisitions and investments we have made in advanced technologies and software for the benefit of the overall business. Consolidated sales of services were $34.1 million in the three months ended June 30, 2016 compared to $32.4 million in the three months ended June 30, 2015, an increase of $1.7 million, or 5%, and represented 6% and 7% of net sales in the three months ended June 30, 2016 and 2015, respectively.

Commercial net sales were $445.0 million in the three months ended June 30, 2016 compared to $373.2 million in the three months ended June 30, 2015, an increase of $71.8 million or 19%. The increase in Commercial net sales was primarily due to the addition of sales from our Tiger Direct acquisition and the investments we have made in advanced technologies and software for the benefit of the overall business.

Public Sector net sales were $99.0 million in the three months ended June 30, 2016 compared to $105.7 million in the three months ended June 30, 2015, a decrease of $6.7 million, or 6%. The decrease in Public Sector net sales was primarily due to a $5.8 million reduction in sales to a single federal customer. Sales for our state and local government and educational institution (“SLED”) business decreased due to a continued shift in sales mix towards products reported on a net basis.

Canada net sales were $37.0 million in the three months ended June 30, 2016, representing the sales from our Acrodex acquisition and the Canadian unit of the Tiger Direct assets acquired in December 2015.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $83.0 million in the three months ended June 30, 2016 compared to $62.0 million in the three months ended June 30, 2015, an increase of $21.0 million, or 34%. Consolidated gross profit margin increased to 14.3% in the three months ended June 30, 2016 from 12.9% in the same period last year. The increase in consolidated gross profit was primarily due to our fourth quarter 2015 acquisitions and the investments we have made in advanced technologies and software for the benefit of the overall business. The increase in our consolidated gross profit margin was primarily due to an increase in vendor consideration as a percent of net sales, a change in sales mix, including a greater mix of sales reported on a net basis and improved selling margins.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $69.6 million in the three months ended June 30, 2016 compared to $61.1 million in the three months ended June 30, 2015, an increase of $8.5 million, or 14%. Consolidated SG&A expenses as a percentage of net sales decreased to 12.0% in the three months ended June 30, 2016 from 12.8% in the same period last year. The increase in consolidated SG&A expenses was primarily related to our fourth quarter 2015 acquisitions, including an $11.5 million increase in personnel costs primarily related to the acquisitions, a $1.0 million increase in amortization expense related to purchased intangibles and $0.9 million of variable credit card related fees, partially offset by a $1.3 million gain resulting from a class action settlement related to an industry wide DRAM indirect antitrust litigation and the non-recurrence of certain 2015 expenses including a $3.3 million write-off of CRM software work-in-process which we abandoned in favor of En Pointe’s production CRM system in the three months ended June 30, 2015 and $1.6 million of restructuring related costs.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,						Change in
	2016		2015		Change in		Operating
	Operating	Operating Profit	Operating	Operating Profit	Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)	Profit (Loss)	Margin(1)	$	%	%
Commercial	$22,487	5.1%	$17,830	4.8%	$4,657	26%	0.3%
Public Sector	4,275	4.3	4,705	4.5	(430)	(9)	(0.2)
Canada	824	2.2	—	—	824	NM (2)	2.2
Corporate & Other	(14,221)	(2.4) (1)	(21,685)	(4.5) (1)	7,464	(34)	2.1
Consolidated	$13,365	2.3%	$850	0.2%	$12,515	1,472%	2.1%

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.
(2)	Not meaningful

Consolidated operating profit was $13.4 million in the three months ended June 30, 2016 compared to $0.9 million in the three months ended June 30, 2015, an increase of $12.5 million.

Commercial operating profit was $22.5 million in the three months ended June 30, 2016 compared to $17.8 million in the three months ended June 30, 2015, an increase of $4.7 million, or 26%. The increase in Commercial operating profit was primarily due to a $15.1 million increase in Commercial gross profit, offset by increases in personnel costs related to the Tiger Direct acquisition, investments in advanced technologies and software specialists and variable compensation on increased Commercial gross profit.

Public Sector operating profit was $4.3 million in the three months ended June 30, 2016 compared to $4.7 million in the three months ended June 30, 2015, a decrease of $0.4 million, or 9%. The decrease in Public Sector operating profit was primarily due to a $0.4 million increase in personnel costs and $0.2 million of amortization costs primarily resulting from the Tiger Direct acquisition, partially offset by a $0.4 million increase in Public Sector gross profit.

Canada operating profit was $0.8 million in the three months ended June 30, 2016, representing the operating profit from our Acrodex acquisition and the Canadian unit of the Tiger Direct assets acquired in the fourth quarter of 2015.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $14.2 million in the three months ended June 30, 2016 compared to $21.7 million in the three months ended June 30, 2015, a decrease of $7.5 million, or 34%. The decrease in our Corporate & Other operating expenses was primarily due to a $1.3 million gain resulting from a class action settlement related to an industry wide DRAM indirect antitrust litigation and labor cost savings in Corporate and Other, as well as the non-recurrence of certain 2015 expenses including a $3.3 million write-off of CRM software work-in-process which we abandoned in favor of En Pointe’s production CRM system in the three months ended June 30, 2015 and $1.6 million of restructuring related costs.

Net Interest Expense

Total net interest expense for the three months ended June 30, 2016 was $1.5 million compared with $0.9 million in the same period of 2015, reflecting an increase of $0.6 million which was primarily due to the increase in our average net outstanding loan balance on our line of credit.

Income Tax Expense (Benefit)

We recorded an income tax expense of $4.5 million in the three months ended June 30, 2016 compared to an income tax benefit of $0.2 million in the three months ended June 30, 2015. Our effective tax rate for the three months ended June 30, 2016 was 37.8%. Our effective tax rate for the three months ended June 30, 2015 is not meaningful due to the very low level of income before taxes during this period. The recording of discrete tax benefits and a cumulative adjustment to the annual effective tax rate during the three months ended June 30, 2015 created a tax benefit that was disproportionate in relationship to income before taxes during this period.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Six Months Ended June 30,
	2016		2015
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$829,427	77%	$632,570	82%	$196,857	31%
Public Sector	171,443	16	142,271	18	29,172	21
Canada	78,166	7	—	—	78,166	NM	(1)
Corporate & Other	(13)	—	(11)	—	(2)	NM	(1)
Consolidated	$1,079,023	100%	$774,830	100%	$304,193	39%

(1)	Not meaningful.

Consolidated net sales were $1,079.0 million in the three months ended June 30, 2016 compared to $774.8 million in the six months ended June 30, 2015, an increase of $304.2 million, or 39%, which was primarily due to the addition of sales from our 2015 acquisitions and investments we have made in advanced technologies and software for the benefit of the overall business. Consolidated sales of services were $66.4 million in the six months ended June 30, 2016 compared to $57.4 million in the six months ended June 30, 2015, an increase of $9.0 million, or 16%, and represented 6% and 7% of consolidated net sales in each of the six months ended June 30, 2016 and 2015, respectively.

Commercial net sales were $829.4 million in the six months ended June 30, 2016 compared to $632.6 million in the six months ended June 30, 2015, an increase of $196.8 million, or 31%. The increase in Commercial net sales was primarily due to the addition of sales from our 2015 acquisitions and the investments we have made in advanced technologies and software discussed above.

Public Sector net sales were $171.4 million in the six months ended June 30, 2016 compared to $142.3 million in the six months ended June 30, 2015, an increase of $29.2 million, or 21%. This increase in Public Sector net sales was due to the addition of sales from our 2015 acquisitions and the investments we have made in advanced technologies and software discussed above, partially offset by a $5.9 million reduction in sales to a single federal customer and a decrease in SLED sales due to a continued shift in sales mix towards products reported on a net basis.

Canada had net sales of $78.2 million in the six months ended June 30, 2016, representing sales from our Acrodex acquisition and the Canadian unit of the Tiger Direct assets acquired in December 2015.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $153.3 million in the six months ended June 30, 2016 compared to $101.1 million in the six months ended June 30, 2015, an increase of $52.2 million, or 52%. Consolidated gross profit margin increased to 14.2% in the six months ended June 30, 2016 from 13.0% in the same period last year. The increase in consolidated gross profit was primarily due to our 2015 acquisitions and the investments we have made in advanced technologies and software. The increase in our consolidated gross profit margin was primarily due to an increase in vendor consideration as a percent of net sales, a change in sales mix, including a greater mix of sales reported on a net basis and improved selling margins.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $138.4 million in the six months ended June 30, 2016 compared to $105.4 million in the six months ended June 30, 2015, an increase of $33.0 million, or 31%. Consolidated SG&A expenses as a percentage of net sales decreased to 13% in the six months ended June 30, 2016 from 14% in the same period last year. The increase in consolidated SG&A expenses was primarily related to our 2015 acquisitions and the investments we have made in advanced technologies and software for the benefit of the overall business, including a $29.6 million increase in personnel costs, a $2.1 million increase in outside service costs, a $2.5 million increase in amortization expense related to purchased intangibles, a $1.3 million increase in credit card processing fees and a $0.8 million increase in M&A related expenses, partially offset by the non-recurrence of a $3.3 million write-off of CRM software work-in-process which we abandoned in favor of En Pointe’s production CRM system in the six months ended June 30, 2015, a $1.3 million decrease in severance and restructuring costs and a $1.3 million gain resulting from a class action settlement related to an industry wide DRAM indirect antitrust litigation.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,						Change in
	2016		2015		Change in		Operating
	Operating	Operating Profit	Operating	Operating Profit	Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)	Profit (Loss)	Margin(1)	$	%	%
Commercial	$38,715	4.7%	$25,579	4.0%	$13,136	51%	0.7%
Public Sector	5,722	3.3	5,380	3.8	342	6	(0.5)
Canada	2,503	3.2	—	—	2,503	NM (2)	3.2
Corporate & Other	(32,056)	(3.0) (1)	(35,316)	(4.6) (1)	3,260	(9)	1.6
Consolidated	$14,884	1.4%	$(4,357)	(0.6)%	$19,241	442%	2.0%

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.
(2)	Not meaningful

Consolidated operating profit was $14.9 million in the six months ended June 30, 2016 compared to a consolidated operating loss of $4.4 million in the six months ended June 30, 2015, an increase of $19.3 million, or 442%.

Commercial operating profit was $38.7 million in the six months ended June 30, 2016 compared to $25.6 million in the six months ended June 30, 2015, an increase of $13.1 million, or 51%. The increase in Commercial operating profit was primarily due to a $37.4 million increase in Commercial gross profit, partially offset by a $10.8 million increase in personnel costs which was primarily related to the 2015 acquisitions, investments in advanced technologies and software specialists, a $1.5 million increase in amortization expense relating to purchased intangibles, a $1.1 million increase in credit card processing fees and a $0.6 million increase in outside services.

Public Sector operating profit was $5.7 million in the six months ended June 30, 2016 compared to $5.4 million in the six months ended June 30, 2015, an increase of $0.3 million, or 6%. The increase in Public Sector operating profit was primarily due to a $3.0 million increase in Public Sector gross profit partially offset by a $1.9 million increase in personnel costs and a $0.5 million increase in amortization expense relating to purchased intangibles.

Canada operating profit was $2.5 million in the six months ended June 30, 2016, representing operating profit from our Acrodex acquisition and the Canadian unit of the Tiger Direct assets acquired in the fourth quarter of 2015.

Corporate & Other operating expenses were $32.1 million in the six months ended June 30, 2016 compared to $35.3 million in the six months ended June 30, 2015, a decrease of $3.2 million. The decrease in our Corporate & Other operating expenses was primarily due to the non-recurrence of a $3.3 million write-off of CRM software costs in the six months ended June 30, 2015, a $1.3 million decrease in restructuring and severance charge and a $1.3 million gain resulting from a class action settlement related to an industry wide DRAM indirect antitrust litigation, partially offset by a $1.5 million increase in outside services costs and a $0.7 million increase in M&A related costs.

Net Interest Expense

Total net interest expense for the six months ended June 30, 2016 was $2.9 million compared with $1.6 million in the same period of 2015, reflecting an increase of $1.3 million, which was primarily due to the increase in our average net outstanding loan balance on our line of credit.

Income Tax Expense (Benefit)

We recorded an income tax expense of $4.4 million in the six months ended June 30, 2016 compared to an income tax benefit of $2.7 million in the six months ended June 30, 2015. Our effective tax rates for the six months ended June 30, 2016 and 2015 were 36.7% and 44.2%. We benefited from lower Canadian income tax rates in the six months ended June 30, 2016 as a larger portion of our pre-tax book income during this period was generated by our Canadian entities, resulting in a lower overall effective tax rate during the period. The higher effective tax rate in the six months ended June 30, 2015 was primarily due to the effect of discrete tax benefit items recorded during the that period.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital needs have and we expect will continue to be the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in our new ERP system, eCommerce platform and other upgrades of our current IT infrastructure over the next several years, possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is further discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our continuing efforts to drive revenue growth from commercial customers could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current uncertainty in the macroeconomic environment may limit our cash resources that could otherwise be available to fund capital investments, future strategic opportunities or growth beyond our current operating plans. We may in the future seek additional financing from public or private debt or equity financings to fund additional acquisitions or expansion, or take advantage of opportunities or favorable market conditions. If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests.

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

We repurchased a total of 189,562 and 405,698 shares of our common stock under this program during the three and six months ended June 30, 2016, respectively, for a total cost of approximately $1.7 million and $3.5 million, respectively. From the inception of the program in October 2008 through June 30, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At June 30, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of June 30, 2016, we had a total accrued receivable of $3.3 million related to 2015 and the six months ended June 30, 2016. We expect to file our 2015 claim in late 2016. We expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities was $99.2 million in the six months ended June 30, 2016 compared to net cash used in operating activities of $3.8 million in the six months ended June 30, 2015.

The $99.2 million of net cash provided by operating activities in the six months ended June 30, 2016 was primarily due to a $154.0 million increase in accounts payable associated with the timing of outstanding payments in the respective periods, partially offset by a $55.5 million increase in accounts receivable and a $30.1 million increase in inventory primarily related to specific inventory purchases for several customer contracts as well as opportunistic buys on certain items from a manufacturer.

The $3.8 million of net cash used in operating activities in the six months ended June 30, 2015 was primarily due to a $174.4 million increase in accounts receivable primarily due to the build of En Pointe receivables during the second quarter, partially offset by a $158.2 million increase in accounts payable also primarily due to the build of En Pointe payables during the second quarter and an $11.7 million increase in deferred revenues.

Cash Flows from Investing Activities. Net cash used in investing activities was $3.0 million in the six months ended June 30, 2016 compared to $34.5 million in the six months ended June 30, 2015.

The $3.0 million of net cash used in investing activities in the six months ended June 30, 2016 was primarily related to $2.5 million of capital expenditures and $0.5 million of incremental acquisition-related investments.

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

Cash Flows from Financing Activities. Net cash used in financing activities in the six months ended June 30, 2016 was $98.3 million compared to net cash provided by financing activities in the six months ended June 30, 2015 of $36.9 million.

The $98.3 million of net cash used in financing activities in the six months ended June 30, 2016 was primarily related to $69.1 million of net payments on our line of credit, a $16.3 million decrease in book overdraft and $5.9 million of earn-out liability payments.

The $36.9 million of net cash provided by financing activities in the six months ended June 30, 2015 was primarily related to $17.7 million of borrowings under notes payable to finance the building acquisitions described above, $16.4 million of net borrowings on our line of credit primarily due to the purchase of assets of En Pointe and an $11.2 million change in book overdraft, partially offset by $3.1 million of common shares repurchased under our stock repurchase plan, $2.2 million of payments under our notes payables and $2.0 million of earn-out payments to the sellers of En Pointe.

Line of Credit and Notes Payable. We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent. The Fourth Amended Loan Agreement provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amended Loan Agreement, from $250,000,000 to $275,000,000; (ii) the addition of a sub-line of up to C$40,000,000 as the Canadian Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) an extension of the Maturity Date to March 19, 2019; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus 1 percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (v) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. On July 7, 2016, we and our US and Canadian subsidiaries entered into a First Amendment to the Fourth Amended Loan Agreement which provides for, among other things: (i) an increase in the Maximum Credit, as defined in the amended credit facility, from $275,000,000 to $290,000,000; (ii) the addition of certain eligible accounts that may be generated by a joint venture of the Company not to exceed 20% of all other eligible accounts and authorization of Company performance guarantees related to the joint venture; and (iii) the addition of a channel finance facility for up to $50 million as more fully described below. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2016, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2016, we had $147.3 million available to borrow for working capital advances under the line of credit.

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

Also on July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”). The agreement provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods.

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

At June 30, 2016, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.15%.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, there has been no material change in any off-balance sheet arrangements since December 31, 2015.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 12 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and six months ended June 30, 2016 other than compensation arrangements in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt, accrued expenses and other current liabilities. At June 30, 2016, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2016. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2016, we had $93.3 million outstanding under our line of credit and $35.1 million outstanding under our notes payable with variable interest rates. As of June 30, 2016, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.3 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support, and sales and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our three foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of June 30, 2016, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products and services from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft and HP Inc. represented approximately 21% and 10%, respectively, of our gross billed sales (excluding the impact of sales reported on a net basis) in the three months ended June 30, 2016, and products manufactured by Microsoft and HP Inc. represented approximately 20% and 13%, respectively, of our gross billed sales in the three months ended June 30, 2015. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

An important element of our business is focused on commercial and public sector sales and related market share growth. In competing in these markets, we face numerous risks and challenges, including competition from a wider range of sources and the need to continually develop and enhance strategic relationships. We cannot assure you that our focus on commercial and public sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business or results of operations. Moreover, contracting with governmental departments and agencies involves additional risks, such as longer payment terms, limited recourse against the government agency in the event of a business dispute, requirements that we provide representations, warranties and indemnities related to the products, services and solutions we sell, the potential lack of a limitation of our liability for damages from our product sales or our provision of services to the department or agency, and the potential for changes in statutory or regulatory provisions that negatively affect the profitability of such contracts. Similarly, many large commercial businesses also require us to regularly enter into complex contractual relationships involving various risks and uncertainties such as requirements that we provide representations, warranties and indemnities to our customers and potential lack of limitation of our liability for damages under some of such contracts. Additionally, our operating results from our commercial segment are impacted by certain commercial customer diverse supplier requirements and relationships we maintain with third party diverse supplier partners. Changes in any of these diverse supplier customer requirements or failure of our diverse supplier relationships to satisfy any such requirements at any time could have a material adverse effect on our results of operations or financial condition.

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

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of investors or analysts, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

●	changes in the mix of products, services or solutions that we sell;
●	the amount and timing of operating costs and capital expenditures relating to any expansion of our business operations and infrastructure;
●	price competition that results in lower sales volumes, lower profit margins, or net losses;
●	the availability of vendor programs, authorizations or certifications;
●	our ability to attract and retain key personnel and the related costs,
●	fluctuations in the demand for our products, services or solutions or overstocking or under-stocking of our products;
●	economic conditions;
●	changes in the amounts of information technology spending by our customers;
●	the amount and timing of advertising and marketing costs;
●	fluctuations in levels of inventory theft, damage or obsolescence that we incur;
●	our ability to successfully integrate operations and technologies from any past or future acquisitions or other business combinations;
●	revisions or refinements of fair value estimates relating to acquisitions or other business combinations;
●	changes in the number of visitors to our websites or our inability to convert those visitors into customers;
●	technical difficulties, including system or Internet failures;
●	introduction of new or enhanced products, services or solutions;
●	fluctuations in our warehousing and shipping costs; and
●	foreign currency exchange rates.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In April 2015, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million and amended in September 2012 to add an additional $10 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. From the inception of the program in October 2008 through June 30, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At June 30, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

A summary of the repurchase activity for the three months ended June 30, 2016 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	101,937	$8.76	101,937	$4,923
May 1, 2016 to May 31, 2016	85,125	9.62	85,125	4,103
June 1, 2016 to June 30, 2016	2,500	9.82	2,500	4,079
Total	189,562		189,562

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 7, 2016, by and among PCM, Inc. and all of its wholly-owned domestic and Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC

10.2	Credit Agreement, dated as of July 7, 2016, by and among PCM, Inc. and Castle Pines Capital LLC

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: August 9, 2016	By:	/s/Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

PCM, INC.

EXHIBIT LIST

Exhibit Number	Description

10.1	First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 7, 2016, by and among PCM, Inc. and all of its wholly-owned domestic and Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC

10.2	Credit Agreement, dated as of July 7, 2016, by and among PCM, Inc. and Castle Pines Capital LLC

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

