Form 10-Q
period 2016-09-30
PCM, INC.
filed 2016-11-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 11,849,983 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,940	$11,176
Accounts receivable, net of allowances of $1,018 and $558	377,764	341,018
Inventories	79,014	55,386
Prepaid expenses and other current assets	23,804	17,880
Deferred income taxes	3,559	4,425
Asset held for sale	5,812	5,812
Total current assets	499,893	435,697
Property and equipment, net	55,101	56,774
Goodwill	81,434	80,552
Intangible assets, net	16,571	20,807
Deferred income taxes	805	939
Other assets	4,744	5,404
Total assets	$658,548	$600,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,864	$201,524
Accrued expenses and other current liabilities	67,172	51,580
Deferred revenue	16,043	11,455
Line of credit	121,689	162,439
Notes payable — current	3,975	12,912
Note payable related to asset held for sale	4,651	4,799
Current liabilities of discontinued operations	149	153
Total current liabilities	494,543	444,862
Notes payable	27,325	21,454
Other long-term liabilities	10,175	20,289
Deferred income taxes	4,123	4,053
Total liabilities	536,166	490,658
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,311,374 and 16,007,613 shares issued; 11,813,009 and 11,914,946 shares outstanding	16	16
Additional paid-in capital	126,081	122,932
Treasury stock, at cost: 4,498,365 and 4,092,667 shares	(26,934)	(23,326)
Accumulated other comprehensive loss	(322)	(765)
Retained earnings	23,541	10,658
Total stockholders’ equity	122,382	109,515
Total liabilities and stockholders’ equity	$658,548	$600,173

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$584,937	$404,933	$1,663,960	$1,179,763
Cost of goods sold	502,282	344,790	1,427,999	1,018,549
Gross profit	82,655	60,143	235,961	161,214
Selling, general and administrative expenses	71,955	59,187	210,377	164,615
Operating profit (loss)	10,700	956	25,584	(3,401)
Interest expense, net	1,598	1,018	4,533	2,661
Income (loss) from continuing operations before income taxes	9,102	(62)	21,051	(6,062)
Income tax expense (benefit)	3,781	421	8,168	(2,230)
Income (loss) from continuing operations	5,321	(483)	12,883	(3,832)
Loss from discontinued operations, net of taxes	—	(302)	—	(259)
Net income (loss)	$5,321	$(785)	$12,883	$(4,091)

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$0.45	$(0.04)	$1.09	$(0.32)
Loss from discontinued operations, net of taxes	—	(0.03)	—	(0.02)
Net income (loss)	$0.45	$(0.07)	$1.09	$(0.34)

Diluted EPS:
Income (loss) from continuing operations	$0.43	$(0.04)	$1.04	$(0.32)
Loss from discontinued operations, net of taxes	—	(0.03)	—	(0.02)
Net income (loss)	$0.43	$(0.07)	$1.04	$(0.34)

Weighted average number of common shares outstanding:
Basic	11,722	11,976	11,807	12,101
Diluted	12,503	11,976	12,398	12,101

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$5,321	$(785)	$12,883	$(4,091)

Comprehensive income (loss):
Foreign currency translation adjustments	(221)	(624)	443	(1,323)
Total other comprehensive income (loss)	(221)	(624)	443	(1,323)
Comprehensive income (loss)	$5,100	$(1,409)	$13,326	$(5,414)

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$12,883	$(4,091)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,922	9,085
Write-off of software work in process	—	3,327
Provision for deferred income taxes	1,034	(365)
Excess tax benefit related to stock option exercises	(392)	(207)
Non-cash stock-based compensation	1,457	1,220
Change in operating assets and liabilities:
Accounts receivable	(36,824)	(99,627)
Inventories	(23,699)	8,154
Prepaid expenses and other current assets	(5,807)	(7,401)
Other assets	1,225	1,211
Accounts payable	90,517	67,602
Accrued expenses and other current liabilities	16,215	9,668
Deferred revenue	4,588	5,119
Total adjustments	60,236	(2,214)
Net cash provided by (used in) operating activities	73,119	(6,305)
Cash Flows From Investing Activities
Acquisition of assets of En Pointe	—	(17,295)
Acquisition of assets of Systemax	(400)	—
Acquisition of Acrodex	(93)	—
Purchases of property and equipment	(5,057)	(19,666)
Net cash used in investing activities	(5,550)	(36,961)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	(40,750)	30,055
Borrowings under notes payable	525	17,695
Payments under notes payable	(3,739)	(3,451)
Change in book overdraft	(11,180)	12,721
Payments of obligations under capital leases	(1,832)	(1,803)
Payments of earn-out liability	(9,820)	(5,443)
Net proceeds from stock issued under stock option plans	1,662	596
Payments for deferred financing costs	(655)	(653)
Common shares repurchased and held in treasury	(3,608)	(5,555)
Excess tax benefit related to stock option exercises	392	207
Net cash provided by (used in) financing activities	(69,005)	44,369
Effect of foreign currency on cash flow	200	(1,044)
Net change in cash and cash equivalents	(1,236)	59
Cash and cash equivalents at beginning of the period	11,176	8,892
Cash and cash equivalents at end of the period	$9,940	$8,951
Supplemental Cash Flow Information
Interest paid	$3,925	$2,557
Income taxes paid (refund), net	3,497	(2,922)
Supplemental Non-Cash Investing and Financing Activities
Earn-out liability	$—	$32,500
Financed purchase of property and equipment	795	1,035

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

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in Manila, Philippines. During the three months ended September 30, 2016, we generated approximately 79% of our revenue in our Commercial segment, 15% of our revenue in our Public Sector segment and 6% of our revenue in our Canada segment. During the nine months ended September 30, 2016, we generated approximately 77% of our revenue in our Commercial segment, 16 % of our revenue in our Public Sector segment and 7% of our revenue in our Canada segment.

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

2. New Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate the diversity in practice related to classification of eight types of cash flows. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the effects that the adoption of ASU 2016-15 will have on our consolidated financial statements.

In March, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Accounting,” which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory state tax withholding requirements, as wells as classification in statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effects that the adoption of ASU 2016-09 will have on our consolidated financial statements.

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

3. Acquisitions

Systemax

On December 1, 2015, we completed the acquisition of certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG) for $14 million in cash. As of September 30, 2016, there has been no change from December 31, 2015 on the preliminary accounting for the Systemax asset acquisition and the related purchase price allocation. We continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction. We expect to finalize the final fair value determination and purchase price allocation for the Systemax asset acquisition as soon as practicable but within a year of the closing of the acquisition.

In January 2016, we exercised an option in our purchase agreement and paid $0.4 million related to our purchase of additional customer list information, which was recorded as an increase to goodwill associated with the Systemax assets acquisition.

Acrodex

On October 26, 2015, PCM Sales Canada, Inc., a wholly-owned subsidiary of PCM, Inc., completed the acquisition of all the outstanding common stock of Acrodex, Inc. (“Acrodex”) for a total purchase price of approximately C$16.7 million (or $13.6 million, net of cash acquired). In March 2016 and June 2016, we paid an additional $0.2 million and $0.1 million, respectively, related to adjustments to the net asset value as defined in the agreement, which was recorded as an increase to goodwill resulting from the Acrodex acquisition. As of September 30, 2016, we have finalized the final fair value determination and purchase price allocation for the Acrodex acquisition, and there has been no other change from December 31, 2015 on the preliminary accounting for the Acrodex acquisition and the related purchase price allocation.

En Pointe

As part of our acquisition of certain assets of En Pointe in April 2015, we agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of September 30, 2016 and December 31, 2015, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million, reflecting no change to the fair value of this contingent consideration during the nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, we made $3.9 and $9.8 million, respectively, of earn-out payments to the sellers of En Pointe. As of September 30, 2016, we had $13.2 million and $6.6 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheets. As of December 31, 2015, we had $13.2 million and $16.5 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheets.

Following the completion of the acquisition on April 1, 2015, we fully integrated the operations of En Pointe into various areas of our business by the end of the second quarter of 2015 and it became impracticable to compute En Pointe’s operating profit included in our results of operations for periods thereafter.

The following table sets forth our results of operations on a pro forma basis as though the En Pointe acquisition had been completed as of the beginning of the period presented (in thousands, except per share amounts):

Nine Months Ended September 30, 2015
Net sales	$1,297,790
Operating loss	(2,450)
Loss from continuing operations	(3,281)
Net loss	(3,540)
Basic and Diluted Loss Per Common Share
Basic	$(0.29)
Diluted	(0.29)
Weighted average number of common shares outstanding:
Basic	12,101
Diluted	12,101

4. Property and Equipment

In September 2015, we listed our real property located in Irvine, California (the “Irvine Property”) for sale. The Irvine Property includes approximately 60,000 square feet of office and warehouse space and land. Under a broker agreement, the Irvine Property was available for immediate sale in its present condition. As of September 30, 2016, we classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Property held for sale” and $4.7 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Condensed Consolidated Balance Sheet.

On April 27, 2016, we entered into an agreement with Spigen, Inc. (the “Buyer”) to sell the Irvine Property for approximately $13.2 million. The parties agreed to a 60-day escrow period. On June 23, 2016, we received notice of escrow cancellation from the Buyer effective immediately. As a result of the cancellation, the Buyer forfeited a non-refundable deposit of $300,000, which was released to us as liquidated damages in accordance with the agreement and we recorded it as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. The Irvine Property is available for sale.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of goodwill was as follows by segment (in thousands):

	Commercial	Public Sector	Canada	Total
Balance at December 31, 2015	$69,335	$8,322	$2,895	$80,552
Goodwill related to Acrodex acquisition	—	—	329	329
Goodwill related to Systemax asset acquisition	400	—	—	400
Foreign currency translation	—	—	153	153
Balance at September 30, 2016	$69,735	$8,322	$3,377	$81,434

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At September 30, 2016				At December 31, 2015
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$7,705	(1)	$1,590	$6,115	$7,675	(1)	$585	$7,090
Customer relationships	15	13,425		4,519	8,906	13,299		1,587	11,712
Non-compete agreements	4	2,366		816	1,550	2,354		349	2,005
Total intangible assets		$23,496		$6,925	$16,571	$23,328		$2,521	$20,807

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $1.4 million and $0.4 million for the three months ended September 30, 2016 and 2015 and $4.4 million and $0.9 million for the nine months ended September 30, 2016 and 2015. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows as of September 30, 2016: $1.4 million in the remainder of 2016, $4.1 million in 2017, $3.0 million in 2018, $1.8 million in 2019 and $3.3 million thereafter.

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

The carrying amounts of major classes of liabilities that have been included in such balance sheet line item, as described above, in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Accounts payable	$114	$117
Accrued expenses and other current liabilities	35	36
Current liabilities of discontinued operations	$149	$153

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net sales	$3	$(4)

Loss before income taxes	$(488)	$(410)
Income tax benefit	(186)	(151)
Loss from discontinued operations, net of taxes	$(302)	$(259)

7. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	September 30,		December 31,
	2016		2015
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2019	$121,689	(1)	$162,439	(1)
Note payable, LIBOR plus 1.50%, maturing in March 2019	8,682		9,848
Note payable, LIBOR plus 1.50%, maturing in March 2019	1,457		1,653
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,651	(2)	4,799	(2)
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,194		4,365
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	1,044		2,569
Note payable, LIBOR plus 2.25%, maturing in January 2020	7,184		7,416
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in November 2017	8,213		8,515
Other note payable, maturing in August 2018	526		—
Total	157,640		201,604
Less: Total current debt	130,315		180,150
Total non-current debt	$27,325		$21,454

(1)	The outstanding balance on our revolving credit facility, which matures in March 2019, has been included as part of current debt to match the presentation on our Condensed Consolidated Balance Sheet.
(2)	This note payable, related to the Irvine Property, has been presented on our Condensed Consolidated Balance Sheet as “Note payable related to asset held for sale” and is included as current debt. See Note 4 above for more information regarding the Irvine Property.

The following table sets forth the maturities of our outstanding debt balance as of September 30, 2016 (in thousands):

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Total long-term debt obligations	$1,433	$15,768	$2,529	$8,534	$1,968	$5,719	$35,951
Revolving credit facility	—	121,689	—	—	—	—	121,689
Total	$1,433	$137,457	$2,529	$8,534	$1,968	$5,719	$157,640

Line of Credit and Related Notes

We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent (the “Lenders”). On July 7, 2016, we entered into a First Amendment to the Fourth Amended Loan Agreement (the “First Amendment”) with the Lenders.

The terms of our credit facility provide for (i) a Maximum Credit, as defined in the credit facility, of $290,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2019; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (v) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2016, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2016, we had $125.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain two sub-lines under our revolving credit facility secured by the two parcels of real property we own in Santa Monica, California, each with a limit of $9.8 million and $1.7 million, as provided by the Fourth Amended Loan Agreement. The $9.8 million sub-line has a monthly principal amortization of $129,583 and the $1.7 million sub-line has a monthly principal amortization of $21,750, both bearing interest at the same rate as our revolving credit facility.

Also on July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods.

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

In June 2011, we entered into a credit agreement to finance a total of $10.1 million of the acquisition and improvement costs for the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. In August 2016, we entered into an amendment with the lender extending the term of the loan to November 30, 2017. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At September 30, 2016, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.16%.

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

Accounting for Uncertainty in Income Taxes

At September 30, 2016 and December 31, 2015, we had unrecognized tax benefits of $0.5 million and $0.4 million, respectively, related to research credits. For the three and six months ended September 30, 2016 and 2015, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at September 30, 2016 and December 31, 2015. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2012, and state income tax examinations for years following 2010. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

We did not repurchase any shares of our common stock under this program during the three months ended September 30, 2016. We repurchased a total of 405,698 shares of our common stock under this program during the nine months ended September 30, 2016 for a total cost of approximately $3.5 million. From the inception of the program in October 2008 through September 30, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At September 30, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three and nine months ended September 30, 2016, approximately 2,000 and 516,000 common shares, respectively, have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the three and nine months ended September 30, 2015, since we reported a loss from continuing operations, all potential shares totaling 499,000 and 572,000, respectively, were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the three and nine months ended September 30, 2015, had we reported income from continuing operations, approximately 477,000 and 445,000 common shares, respectively, would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Amount ($)	Shares	Per Share Amounts ($)
Three Months Ended September 30, 2016:
Basic EPS
Income from continuing operations	$5,321	11,722	$0.45
Effect of dilutive securities
Dilutive effect of stock options	—	781
Diluted EPS
Adjusted income from continuing operations	$5,321	12,503	$0.43

Three Months Ended September 30, 2015:
Basic EPS
Loss from continuing operations	$(483)	11,976	$(0.04)
Effect of dilutive securities
Dilutive effect of stock options	—	—
Diluted EPS
Adjusted loss from continuing operations	$(483)	11,976	$(0.04)

Nine Months Ended September 30, 2016:
Basic EPS
Income from continuing operations	$12,883	11,807	$1.09
Effect of dilutive securities
Dilutive effect of stock options	—	591
Diluted EPS
Adjusted income from continuing operations	$12,883	12,398	$1.04

Nine Months Ended September 30, 2015:
Basic EPS
Loss from continuing operations	$(3,832)	12,101	$(0.32)
Effect of dilutive securities
Dilutive effect of stock options	—	—
Diluted EPS
Adjusted loss from continuing operations	$(3,832)	12,101	$(0.32)

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

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	Corporate & Other	Consolidated
Three Months Ended September 30, 2016
Net sales	$459,558	$89,688	$35,724	$(33)	$584,937
Gross profit	66,362	10,271	6,055	(33)	82,655
Depreciation and amortization expense(1)	1,630	287	326	1,632	3,875
Operating profit (loss)	20,779	4,779	780	(15,638)	10,700

Three Months Ended September 30, 2015
Net sales	$336,372	$68,572	$—	$(11)	$404,933
Gross profit	51,464	8,664	—	15	60,143
Depreciation and amortization expense(1)	942	111	—	2,117	3,170
Operating profit (loss)	16,301	3,772	—	(19,117)	956

Nine Months Ended September 30, 2016
Net sales	$1,288,985	$261,131	$113,890	$(46)	$1,663,960
Gross profit	192,209	25,947	17,852	(47)	235,961
Depreciation and amortization expense(1)	4,873	863	994	5,192	11,922
Operating profit (loss)	59,494	10,501	3,283	(47,694)	25,584

Nine Months Ended September 30, 2015
Net sales	$968,942	$210,843	$—	$(22)	$1,179,763
Gross profit	139,886	21,317	—	11	161,214
Depreciation and amortization expense(1)	2,527	219	—	6,339	9,085
Operating profit (loss)	41,880	9,152	—	(54,433)	(3,401)

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of September 30, 2016 and December 31, 2015, we had total consolidated assets of $658.5 million and $600.2 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

12. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.4 million and $0.9 million in the three month periods ended September 30, 2016 and 2015, respectively, and $4.4 million and $2.9 million in the nine month periods ended September 30, 2016 and 2015, respectively. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in Manila, Philippines. In the three months ended September 30, 2016, we generated approximately 79% of our revenue in our Commercial segment, 15% of our revenue in our Public Sector segment and 6% of our revenue in our Canada segment. In the nine months ended September 30, 2016, we generated approximately 77% of our revenue in our Commercial segment, 16% of our revenue in our Public Sector segment and 7% of our revenue in our Canada segment.

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

A substantial portion of our business is dependent on sales of Cisco, HP Inc., Microsoft and products purchased from other vendors including Apple, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Microsoft	13%	14%	16%	15%
Cisco	11	11	10	11
HP Inc.	9	13	10	13

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

STRATEGIC DEVELOPMENTS

Real Estate Transactions

In March 2015, we completed the purchase of real property in Irvine, California (the “Irvine Property”) for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,000 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space. In September 2015, we listed the Irvine Property for sale in its present condition under a broker agreement. On April 27, 2016, we entered into an agreement with Spigen, Inc. (the “Buyer”) to sell the Irvine Property for approximately $13.2 million. The parties agreed to a 60-day escrow period. On June 23, 2016, we received notice of escrow cancellation from the Buyer effective immediately. As a result of the cancellation, the Buyer forfeited a non-refundable deposit of $300,000, which was released to us as liquidated damages in accordance with the agreement and we recorded it as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. The Irvine Property is available for sale.

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

ERP Upgrades

During the three months ended June 30, 2015, after consideration of the tools acquired in the En Pointe acquisition, we wrote off approximately $3.3 million of work-in-process software related to a CRM system, which we abandoned in favor or En Pointe’s production CRM system, and included the charge as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

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

We did not repurchase any shares of our common stock under this program during the three months ended September 30, 2016. We repurchased a total of 405,698 shares of our common stock under this program during the nine months ended September 30, 2016 for a total cost of approximately $3.5 million. From the inception of the program in October 2008 through September 30, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At September 30, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2015. Our annual impairment analysis excluded goodwill associated with acquisitions made during the fourth quarter of 2015, as their purchase price allocations were completed subsequent to the analysis date, and their operations have not had sufficient operating time to suggest any triggering event would have occurred. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2015, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed. We are currently performing our annual impairment test as of October 1, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$584,937	$404,933	$1,663,960	$1,179,763
Cost of goods sold	502,282	344,790	1,427,999	1,018,549
Gross profit	82,655	60,143	235,961	161,214
Selling, general and administrative expenses	71,955	59,187	210,377	164,615
Operating profit (loss)	10,700	956	25,584	(3,401)
Interest expense, net	1,598	1,018	4,533	2,661
Income (loss) from continuing operations before income taxes	9,102	(62)	21,051	(6,062)
Income tax expense (benefit)	3,781	421	8,168	(2,230)
Income (loss) from continuing operations	5,321	(483)	12,883	(3,832)
Loss from discontinued operations, net of taxes	—	(302)	—	(259)
Net income (loss)	$5,321	$(785)	$12,883	$(4,091)

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$0.45	$(0.04)	$1.09	$(0.32)
Loss from discontinued operations, net of taxes	—	(0.03)	—	(0.02)
Net income (loss)	$0.45	$(0.07)	$1.09	$(0.34)

Diluted EPS:
Income (loss) from continuing operations	$0.43	$(0.04)	$1.04	$(0.32)
Loss from discontinued operations, net of taxes	—	(0.03)	—	(0.02)
Net income (loss)	$0.43	$(0.07)	$1.04	$(0.34)

Weighted average number of common shares outstanding:
Basic	11,722	11,976	11,807	12,101
Diluted	12,503	11,976	12,398	12,101

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.9	85.1	85.8	86.3
Gross profit	14.1	14.9	14.2	13.7
Selling, general and administrative expenses	12.3	14.6	12.6	14.0
Operating profit (loss)	1.8	0.3	1.6	(0.3)
Interest expense, net	0.3	0.3	0.3	0.2
Income (loss) from continuing operations before income taxes	1.5	0.0	1.3	(0.5)
Income tax expense (benefit)	0.6	0.1	0.5	(0.2)
Income (loss) from continuing operations	0.9	(0.1)	0.8	(0.3)
Loss from discontinued operations, net of taxes	—	(0.1)	—	(0.0)
Net income (loss)	0.9%	(0.2)%	0.8%	(0.3)%

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2016		2015
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$459,558	79%	$336,372	83%	$123,186	37%
Public Sector	89,688	15	68,572	17	21,116	31
Canada(2)	35,724	6	—	—	35,724	NM	(1)
Corporate & Other	(33)	—	(11)	—	(22)	NM	(1)
Consolidated	$584,937	100%	$404,933	100%	$180,004	44%

(1)	Not meaningful.
(2)	Our Canada segment was formed in the first quarter of 2016 as a result of our Acrodex and Systemax asset acquisitions in the fourth quarter of 2015.

Consolidated net sales were $584.9 million in the three months ended September 30, 2016 compared to $404.9 million in the three months ended September 30, 2015, an increase of $180.0 million, or 44%. This increase was primarily due to the addition of sales from our fourth quarter 2015 acquisitions and strong organic growth predominantly in our field sales organization, as well as growth in our SLED business within our Public Sector segment. Consolidated sales of services were $37.2 million in the three months ended September 30, 2016 compared to $31.9 million in the three months ended September 30, 2015, an increase of $5.3 million, or 17%, and represented 6% and 8% of net sales in each of the three months ended September 30, 2016 and 2015, respectively.

Commercial net sales were $459.6 million in the three months ended September 30, 2016 compared to $336.4 million in the three months ended September 30, 2015, an increase of $123.2 million or 37%. The increase in Commercial net sales was primarily due to the addition of sales from our Tiger Direct acquisition and strong organic growth predominantly in our field sales organization.

Public Sector net sales were $89.7 million in the three months ended September 30, 2016 compared to $68.6 million in the three months ended September 30, 2015, an increase of $21.1 million, or 31%. The increase in Public Sector net sales was primarily due to an increase in our SLED business due to strong organic growth and the addition of sales from our Tiger Direct acquisition, partially offset by a small decrease in our federal business.

Canada net sales were $35.7 million in the three months ended September 30, 2016, representing the sales from our Acrodex acquisition and the Canadian unit of the Tiger Direct assets acquired in December 2015.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $82.7 million in the three months ended September 30, 2016 compared to $60.1 million in the three months ended September 30, 2015, an increase of $22.6 million, or 37%. Consolidated gross profit margin decreased to 14.1% in the three months ended September 30, 2016 from 14.9% in the same period last year. The increase in consolidated gross profit was primarily due to the increase in sales discussed above. The decrease in consolidated gross profit margin was primarily due to a change in sales mix, including a lower mix of sales reported on a net basis, and a 19 basis point decrease in vendor consideration as a percent of net sales.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $72.0 million in the three months ended September 30, 2016 compared to $59.2 million in the three months ended September 30, 2015, an increase of $12.8 million, or 22%. Consolidated SG&A expenses as a percentage of net sales decreased to 12.3% in the three months ended September 30, 2016 from 14.6% in the same period last year. The increase in consolidated SG&A expenses was primarily related to our fourth quarter 2015 acquisitions, including a $7.7 million increase in personnel costs primarily related to the acquisitions, a $1.0 million increase in amortization expense related to purchased intangibles and a $1.2 million increase in credit card related fees, partially offset by a $1.1 million decrease in M&A related fees.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,								Change in
	2016			2015			Change in		Operating
	Operating	Operating Profit		Operating	Operating Profit		Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$20,779	4.5%		$16,301	4.8%		$4,478	27%	(0.3)%
Public Sector	4,779	5.3		3,772	5.5		1,007	27	(0.2)
Canada	780	2.2		—	—		780	NM (2)	2.2
Corporate & Other	(15,638)	(2.7	)(1)	(19,117)	(4.7	)(1)	3,479	(18)	2.0
Consolidated	$10,700	1.8%		$956	0.2%		$9,744	1,019%	1.6%

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.
(2)	Not meaningful

Consolidated operating profit was $10.7 million in the three months ended September 30, 2016 compared to $1.0 million in the three months ended September 30, 2015, an increase of $9.7 million.

Commercial operating profit was $20.8 million in the three months ended September 30, 2016 compared to $16.3 million in the three months ended September 30, 2015, an increase of $4.5 million, or 27%. The increase in Commercial operating profit was primarily due to a $14.9 million increase in Commercial gross profit, offset by increases in personnel costs related to the Tiger Direct acquisition, investments in advanced technologies and software specialists and variable compensation on increased gross profit.

Public Sector operating profit was $4.8 million in the three months ended September 30, 2016 compared to $3.8 million in the three months ended September 30, 2015, an increase of $1.0 million, or 27%. The increase in Public Sector operating profit was primarily due to an increase in Public Sector gross profit, partially offset by a $0.5 million increase in personnel costs and $0.2 million of amortization costs primarily resulting from the Tiger Direct acquisition.

Canada operating profit was $0.8 million in the three months ended September 30, 2016, representing the operating profit from our Acrodex acquisition and the Canadian unit of the Tiger Direct assets acquired in the fourth quarter of 2015.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $15.6 million in the three months ended September 30, 2016 compared to $19.1 million in the three months ended September 30, 2015, a decrease of $3.5 million, or 18%. The decrease in our Corporate & Other operating expenses was primarily due to a $1.1 million decrease in M&A related expenses, a $0.5 million decrease in depreciation expense and a $0.4 million gain resulting from a favorably negotiated lease termination.

Net Interest Expense

Total net interest expense for the three months ended September 30, 2016 was $1.6 million compared with $1.0 million in the same period of 2015, reflecting an increase of $0.6 million, which was primarily due to the increase in our average net outstanding loan balance on our line of credit.

Income Tax Expense

We recorded an income tax expense of $3.8 million in the three months ended September 30, 2016 compared to $0.4 million in the three months ended September 30, 2015. Our effective tax rate for the three months ended September 30, 2016 was 41.5%. Our effective tax rate for the three months ended September 30, 2015 is not meaningful due to the recording of discrete tax benefits related to research credits and a cumulative adjustment to the projected annual effective tax rate, the net effect of which created a tax expense during this period which was disproportionate to the loss before income taxes.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Nine Months Ended September 30,
	2016		2015
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,288,985	77%	$968,942	82%	$320,043	33%
Public Sector	261,131	16	210,843	18	50,288	24
Canada	113,890	7	—	—	113,890	NM	(1)
Corporate & Other	(46)	—	(22)	—	(24)	NM	(1)
Consolidated	$1,663,960	100%	$1,179,763	100%	$484,197	41%

(1)  Not meaningful.

Consolidated net sales were $1,664.0 million in the nine months ended September 30, 2016 compared to $1,179.8 million in the nine months ended September30, 2015, an increase of $484.2 million, or 41%, which was primarily due to the addition of sales from our 2015 acquisitions and strong organic growth predominantly in our field sales organization, as well as growth in our SLED business within the Public Sector segment. Consolidated sales of services were $103.6 million in the nine months ended September 30, 2016 compared to $89.3 million in the nine months ended September 30, 2015, an increase of $14.3 million, or 16%, and represented 6% and 8% of consolidated net sales in each of the nine months ended September 30, 2016 and 2015, respectively.

Commercial net sales were $1,289.0 million in the nine months ended September 30, 2016 compared to $968.9 million in the nine months ended September 30, 2015, an increase of $320.1 million, or 33%. The increase in Commercial net sales was primarily due to the addition of sales from our 2015 acquisitions, the investments we have made in advanced technologies and software for the benefit of the overall business and the strong organic growth predominantly in our field sales organization.

Public Sector net sales were $261.1 million in the nine months ended September 30, 2016 compared to $210.8 million in the nine months ended September 30, 2015, an increase of $50.3 million, or 24%. The increase in Public Sector net sales was primarily due to an increase in our SLED business due to a strong organic growth, the addition of sales from our 2015 acquisitions and the investments we have made in advanced technologies and software, partially offset by a decrease in our federal business.

Canada had net sales of $113.9 million in the nine months ended September 30, 2016, representing sales from our Acrodex acquisition and the Canadian unit of the Tiger Direct assets acquired in December 2015.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $236.0 million in the nine months ended September 30, 2016 compared to $161.2 million in the nine months ended September 30, 2015, an increase of $74.8 million, or 46%. Consolidated gross profit margin increased to 14.2% in the nine months ended September 30, 2016 from 13.7% in the same period last year. The increase in consolidated gross profit was primarily due to the increase in sales discussed above. The increase in our consolidated gross profit margin was primarily due to an 11 basis point increase in vendor consideration as a percent of net sales, a change in sales mix, including a greater mix of sales reported on a net basis and improved selling margins.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $210.4 million in the nine months ended September 30, 2016 compared to $164.6 million in the nine months ended September 30, 2015, an increase of $45.8 million, or 28%. Consolidated SG&A expenses as a percentage of net sales decreased to 12.6% in the nine months ended September 30, 2016 from 14% in the same period last year. The increase in consolidated SG&A expenses was primarily related to our 2015 acquisitions and the investments we have made in advanced technologies and software for the benefit of the overall business, including a $23.2 million increase in personnel costs, and a $3.2 million increase in outside service costs, a $3.5 million increase in amortization expense related to purchased intangibles, a $2.6 million increase in credit card related fees, partially offset by the non-recurrence of a $3.3 million write-off of CRM software work-in-process which we abandoned in favor of En Pointe’s production CRM system in the nine months ended September 30, 2015, a $1.8 million decrease in severance and restructuring costs and a $1.3 million gain resulting from a class action settlement related to an industry wide DRAM indirect antitrust litigation.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,								Change in
	2016			2015			Change in		Operating
	Operating	Operating Profit		Operating	Operating Profit		Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$59,494	4.6%		$41,880	4.3%		$17,614	42%	0.4%
Public Sector	10,501	4.0		9,152	4.3		1,349	15	(0.3)
Canada	3,283	2.9		—	—		3,283	NM (2)	2.9
Corporate & Other	(47,694)	(2.9	)(1)	(54,433)	(4.6	)(1)	6,739	12	1.7
Consolidated	$25,584	1.5%		$(3,401)	(0.3)%		$28,985	852%	1.8%

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.
(2)	Not meaningful

Consolidated operating profit was $25.6 million in the nine months ended September 30, 2016 compared to a consolidated operating loss of $3.4 million in the nine months ended September 30, 2015, an increase of $29.0 million.

Commercial operating profit was $59.5 million in the nine months ended September 30, 2016 compared to $41.9 million in the nine months ended September 30, 2015, an increase of $17.6 million, or 42%. The increase in Commercial operating profit was primarily due to a $52.3 million increase in Commercial gross profit, partially offset by $8.3 million increase in personnel costs which was primarily related to the 2015 acquisitions, investments in advanced technologies and software specialists, a $2.1 million increase in amortization expense relating to purchased intangibles, a $2.0 million increase in credit card processing fees, a $1.4 million increase in outside services and a $0.9 million increase in variable fulfillment.

Public Sector operating profit was $10.5 million in the nine months ended September 30, 2016 compared to $9.2 million in the nine months ended September 30, 2015, an increase of $1.3 million, or 15%. The increase in Public Sector operating profit was primarily due to a $4.6 million increase in Public Sector gross profit, partially offset by a $2.1 million increase in personnel costs and a $0.6 million increase in amortization expense relating to purchased intangibles.

Canada operating profit was $3.3 million in the nine months ended September 30, 2016, representing operating profit from our Acrodex acquisition and the Canadian unit of the Tiger Direct assets acquired in the fourth quarter of 2015.

Corporate & Other operating expenses were $47.7 million in the nine months ended September 30, 2016 compared to $54.3 million in the nine months ended September 30, 2015, a decrease of $6.7 million, or 12%. The decrease in our Corporate & Other operating expenses was primarily due to the non-recurrence of a $3.3 million write-off of CRM software costs in the nine months ended September 30, 2015, a $1.8 million decrease in severance and restructuring charges and a $1.3 million gain resulting from a class action settlement related to an industry wide DRAM indirect antitrust litigation, partially offset by a $1.7 million increase in outside services costs.

Net Interest Expense

Total net interest expense for the nine months ended September 30, 2016 was $4.5 million compared with $2.7 million in the same period of 2015, reflecting an increase of $1.8 million, which was primarily due to the increase in our average net outstanding loan balance on our line of credit.

Income Tax Expense (Benefit)

We recorded an income tax expense of $8.2 million in the nine months ended September 30, 2016 compared to an income tax benefit of $2.2 million in the nine months ended September 30, 2015. Our effective tax rates for the nine months ended September 30, 2016 and 2015 were 38.8% and 36.8%, respectively.

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

We did not repurchase any shares of our common stock under this program during the three months ended September 30, 2016. We repurchased a total of 405,698 shares of our common stock under this program during the nine months ended September 30, 2016 for a total cost of approximately $3.5 million. From the inception of the program in October 2008 through September 30, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At September 30, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of September 30, 2016, we had a total accrued receivable of $3.7 million related to 2015 and the nine months ended September 30, 2016. We filed our 2015 claim in late 2016. We expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities was $73.1 million in the nine months ended September 30, 2016 compared to net cash used in operating activities of $6.3 million in the nine months ended September 30, 2015.

The $73.1 million of net cash provided by operating activities in the nine months ended September 30, 2016 was primarily due to a $90.5 million increase in accounts payable associated with the timing of outstanding payments in the respective periods and the $16.2 million increase in accrued expenses and other current liabilities, partially offset by a $36.8 million increase in accounts receivable and a $23.7 million increase in inventory primarily related to specific inventory purchases for several customer contracts as well as opportunistic buys on certain items from a manufacturer.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $5.6 million in the nine months ended September 30, 2016 compared to $37.0 million in the nine months ended September 30, 2015.

The $5.6 million of net cash used in investing activities in the nine months ended September 30, 2016 was primarily related to $5.1 million of capital expenditures and $0.5 million of incremental acquisition-related investments.

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

Cash Flows from Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2016 was $69.0 million compared to net cash provided by financing activities in the nine months ended September 30, 2015 of $44.4 million.

The $69.0 million of net cash used in financing activities in the nine months ended September 30, 2016 was primarily related to $40.8 million of net payments on our line of credit, an $11.2 million decrease in book overdraft and $9.8 million of earn-out liability payments.

The $44.4 million of net cash provided by financing activities in the nine months ended September 30, 2015 was primarily related to $30.1 million of net borrowings on our line of credit, which includes the funding of the purchase price of En Pointe, $17.7 million of borrowings under notes payable to finance the building acquisitions described above, and a $12.7 million change in book overdraft, partially offset by $5.6 million of common shares repurchased under our stock repurchase plan, $5.4 million of earn-out payments to the sellers of En Pointe and $3.5 million of payments under our notes payable.

Line of Credit and Notes Payable. We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent (the “Lenders”). On July 7, 2016, we entered into a First Amendment to the Fourth Amended Loan Agreement (the “First Amendment”) with the Lenders.

The terms of our credit facility provide for (i) a Maximum Credit, as defined in the credit facility, of $290,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2019; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (v) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2016, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2016, we had $125.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain two sub-lines under our revolving credit facility secured by the two parcels of real property we own in Santa Monica, California, each with a limit of $9.8 million and $1.7 million, as provided by the Fourth Amended Loan Agreement. The $9.8 million sub-line has a monthly principal amortization of $129,583 and the $1.7 million sub-line has a monthly principal amortization of $21,750, both bearing interest at the same rate as our revolving credit facility.

Also on July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods.

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

In June 2011, we entered into a credit agreement to finance a total of $10.1 million of the acquisition and improvement costs for the real property we purchased in March 2011 in El Segundo, California. The credit agreement provides for a five year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. In August 2016, we entered into an amendment with the lender extending the term of the loan to November 30, 2017. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At September 30, 2016, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.16%.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016, there has been no material change in any off-balance sheet arrangements since December 31, 2015.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 12 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and nine months ended September 30, 2016 other than compensation arrangements in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt, accrued expenses and other current liabilities. At September 30, 2016, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2016. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2016, we had $121.7 million outstanding under our line of credit and $34.4 million outstanding under our notes payable with variable interest rates. As of September 30, 2016, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.6 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support, and sales and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our three foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of September 30, 2016, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products and services from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft, Cisco and HP Inc. represented approximately 13%, 11% and 9%, respectively, of our gross billed sales (excluding the impact of sales reported on a net basis) in the three months ended September 30, 2016, and approximately 14%, 11% and 13%, respectively, of our gross billed sales in the three months ended September 30, 2015. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In April 2015, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million and amended in September 2012 to add an additional $10 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. From the inception of the program in October 2008 through September 30, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million.

We did not repurchase any shares of our common stock under this program during the three months ended September 30, 2016. We repurchased a total of 405,698 shares of our common stock under this program during the nine months ended September 30, 2016 for a total cost of approximately $3.5 million. From the inception of the program in October 2008 through September 30, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At September 30, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 7, 2016, by and among PCM, Inc. and all of its wholly-owned domestic and Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Commission on August 9, 2016)

10.2	Credit Agreement, dated as of July 7, 2016, by and among PCM, Inc. and Castle Pines Capital LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Commission on August 9, 2016)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: November 9, 2016	By:	/s/Brandon H. LaVerne
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

