Form 10-K
period 2016-12-31
PCM, INC.
filed 2017-03-16
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2016, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $97.8 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2017, the registrant had 12,477,154 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PCM, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

●	our ability to execute and benefit from our business strategies, including but not limited to, business strategies related to and strategic investments in our internal organization and focus on practice groups and sales of end-point solutions, advanced technologies, managed services and software solutions, leveraging our key vendor partner relationships, identifying and driving further operational efficiencies or successfully effecting our acquisition strategies including integrating our most recent acquisitions, and expanding our international capabilities;
●	our use of management information systems and their need for future support or upgrade;
●	our expectations regarding the timing, costs and benefits of our ongoing or planned IT systems and communications infrastructure upgrades;
●	our expectations regarding the business impact and accounting treatment of recent acquisitions, including any additional charges that may be taken in future periods;
●	our expectations that the transfer of certain customer contracts to potentially non-consolidated partners may have a negative impact on our consolidated net sales in future periods;
●	our expectations regarding key personnel and our ability to hire new and retain such individuals;
●	our competitive advantages and growth opportunities;
●	our ability to increase revenues and profitability;
●	our expectation regarding general economic uncertainties and the related potential negative impact on our profit and profit margins, as well as our financial condition, liquidity and future cash flows;
●	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;
●	our plans to invest in and enhance programs and training to align us with our key vendor partners;
●	our ability to generate vendor supported marketing;
●	our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility and other long-term debt;
●	the expected results or profitability of any of our individual business units in future periods;
●	the impact on accounts receivable from our efforts to focus on sales in our Commercial and Public Sector segments;
●	our ability to penetrate the public sector market;
●	our beliefs relating to the benefits to be received from our international operations, including in Canada, the Philippines and Pakistan, including the impact of taxes and labor costs in such operations;
●	our belief regarding our exposure to currency exchange and interest rate risks;
●	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future marketing and advertising levels and the effect on sales;
●	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
●	our expectations regarding the ability of our marketing programs or campaigns to stimulate additional purchases or to maximize product sales;
●	our ability to limit risk related to price reductions;
●	our belief regarding the effect of seasonal trends and general economic conditions on our business and results of operations across all of our segments;
●	our expectations regarding competition and the industry trend toward consolidation;
●	the anticipated impact of reductions in sales to certain large enterprise customers;
●	our expectations regarding the impact of investments we are making in the area of sales headcount, software and advanced technology solutions;
●	our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business;
●	our expectations with respect to changes in our unrecognized tax benefits;
●	our compliance with laws and regulations;
●	our beliefs regarding the applicability of tax statutes, regulations and governmental tax regulatory positions;
●	our expectations regarding the impact of accounting pronouncements;
●	our expectations regarding any future repurchases of our common stock, including the financing of any such repurchases;
●	our belief that backlog is not useful for predicting our future sales;

●	our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and
●	the likelihood that new laws and regulations will be adopted with respect to the Internet, privacy and data security that may impose additional restrictions or burdens on our business.

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

***

ITEM 1. BUSINESS

PCM, Inc. is a leading multi-vendor provider of technology solutions, including hardware products, software and services, offered through our dedicated sales force, field and internal service teams, direct marketing channels and state of the art owned and operated data centers. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. We add additional value by incorporating hardware products, software and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

In 2015 and 2016, we completed several strategic acquisitions to increase the capabilities, scale and value we provide our customers and partners, as follows:

●	April 2015: We acquired certain assets of En Pointe Technologies, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. This acquisition has significantly enhanced our relationships with several key vendor partners, provided incremental advanced technical certifications and operational expertise in key practice areas, and has provided our consolidated business significantly increased scale, especially in the enterprise and public sector spaces.

●	October 2015: We acquired Acrodex, Inc., an Edmonton, Alberta (Canada) based solution provider. Acrodex provides full end-to-end infrastructure solutions primarily to Canadian based commercial and governmental customers from initial plan and design, through procurement and installation, to full support and on-going management. Acrodex’s core business areas include software value-added reseller services, software asset management and hardware sales and services, including client device products, servers, storage, networks, printers and a full complement of accessories and devices. Services are a significant component to Acrodex’s product mix and include managed services, cloud-based services, consulting, IT management and other IT service areas. This acquisition enhances our ability to provide full solutions to customers across the United States and Canada.

●	December 2015: We acquired certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG), including the TigerDirect brand, the right to hire approximately 400 B2B sales representatives located across the United States and Canada, all rights to the NATG B2B customer list, certain B2B customer and vendor contracts, trademarks and other intellectual property rights and certain fixed assets and equipment. We believe that this acquisition provided additional scale and opportunity to PCM in the SMB space.

●	December 2016: We acquired Stratiform, Inc., a Calgary, Alberta (Canada) based provider of cloud IT solutions that includes consulting, professional, and managed services to clients across Canada. Stratiform, an innovative Gold Certified Microsoft Partner, expands our existing capabilities in Microsoft cloud technology, including Azure Cloud solutions, Office 365 and Enterprise Mobility Suite.

In connection with our recent acquisitions and our resulting entrance into selling products, services and solutions in the Canadian market, we formed a new operating segment called Canada. This segment includes our operations related to these Canadian market activities, beginning as of the respective dates of the Acrodex and Tiger Direct acquisitions in 2015 and Stratiform in late 2016. For more information about our segments, see below under “Segment Reporting Data.”

Our Strategy

Increase Our Core Sales of End Point Solutions

Our End Point Solutions strategy is focused on the delivery of solutions in the following areas:

●	Mobility
●	Desktop
●	Digital Signage
●	POS
●	Print
●	Field & Lifecycle Services

We maintain pre-sales, engineering and post sales delivery resources focused on driving sales in the core end point technologies that customers demand. By leveraging our inside and field sales teams across the United States and Canada, and our e-Commerce and logistics capabilities, we are able to more effectively and efficiently tailor unique offerings to our diverse customer base. We seek to drive growth through our efforts to expand our relationships with our existing customers as well as by seeking new customers through targeted account acquisition efforts. We are expanding our sales reach across the United States by adding account executives to our inside and field sales teams in an effort to achieve enhanced market penetration, including the opening of a new strategic super sales center in Rio Rancho, New Mexico in August 2016, which currently has approximately 140 account executives.

We place significant strategic emphasis on increasing the productivity and tenure of our sales force by enhancing our training and tools, optimizing our technical pre-sales resources and other support functions, expanding our reach into higher value customer opportunities and realigning our commercial account executives and corporate and enterprise accounts under a more unified brand and go to market strategy. Through these efforts we intend to better equip our account executives to evaluate, understand and deliver profitable technology solutions that address our customers’ technology needs with a superior customer experience in a changing technology environment.

Increase Our Sales of Advanced Technologies

Our Advanced Solutions strategy is focused on the creation and delivery of advanced solutions primarily in the following areas:

●	Data Center
●	Networking
●	Security
●	Professional & Consulting Services
●	Managed Services
●	Software & Cloud Migration

Our customers are increasingly consuming technology in different and evolving ways. As a result, they are utilizing more complex solutions, including advanced technology hardware products, particularly related to data center and networking, security solutions, software and services. It is a key part of our strategy to tailor our offerings to leverage these market dynamics. We believe we have significant opportunities for growth and increased profitability by continuing to invest in, and enhance, our advanced solutions portfolio.

Our Advanced Solutions resources include pre-sales, engineering, and post sales delivery teams. To better support our customers and as a reflection of our focus on customer satisfaction, we have invested heavily in growing the number of certified engineers, technicians and project managers providing on-site and remote support to our clients. These professionals, who collectively hold thousands of technical certifications, support a wide variety of technology solutions and, along with our strong industry relationships with our key vendor partners, are augmented by a nationwide network of service providers, which act as our subcontractors to increase our reach into all of our geographical markets and allow us to deliver the most appropriate solutions for our customers. Our technology services, whether they are delivered by us or through our partners, complement our offerings and allow us to develop complete solutions to meet our customers’ needs. We intend to continue to invest in sales and technical competencies to drive advanced solutions-centric sales to our growing customer base. We have continued to add specializations with our top partners in an effort to better align us with their respective growth strategies.

Our professional and consulting services are used to design, deploy, implement and manage complex solutions surrounding our customers’ needs across their organizations. We create value by leveraging technology to solve our customers’ complex needs and to help them drive down operational costs.

Our managed services are focused on the creation and delivery of private, public and hybrid cloud solutions and remote systems monitoring and management. We have invested heavily in our managed services capabilities in order to help customers with the assessment, migration, integration and managed services necessary to simplify the cloud adoption process. We offer cloud based solutions by utilizing our three hybrid cloud data centers near Columbus, Ohio and Atlanta, Georgia, as well as a network of partners in the United States and Canada. We maintain Network Operating Centers (NOCs) within each of our data centers to provide 24/7 monitoring and management of customers’ systems wherever they are located. We believe that the operation of our own data centers provides incremental value to our customers that is unmatched in our space.

We also have made significant investments in software and related cloud migration capabilities to help our customers optimize their software environments and to better understand their needs, evaluate their existing assets and consult on implementation and migration strategies. We offer our customers expertise in the following areas:

●	Local Support Staff
●	Licensing Expertise
●	Cloud Solutions Specialists

●	Microsoft Professional Services
●	Microsoft Contract Support
●	24 x 7 Cloud Help Desk
●	Agreement Onboarding
●	Agreement Lifecycle Services
●	Strategic Funding Access
●	Market Intelligence
●	Cost Analysis & Licensing Assessments
●	Cloud Envisioning Sessions
●	Software Asset Management

As a result of our strategic focus in this area, we have significantly expanded and enhanced our capabilities to service these customer needs, which we believe drives conversations surrounding our other technology solution offerings. We intend to leverage our existing software resources, continue to train our sales account executives and provide a high level of support to our customers.

Leverage our Strong Partnerships with Key Vendors

We believe it is important to leverage our strong relationships with key OEM and publisher vendor partners such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMWare and other key partners on a company-wide basis. We believe our long-standing relationships with our key vendor partners give us increased visibility and legitimacy in the minds of our customers and provide us key insights related to new and existing technology solutions, roadmaps for such offerings and other critical industry dynamics. These insights help to ensure that our sales and marketing organizations are knowledgeable and well positioned to profitably understand, market, sell and deliver these technologies to our customers, allowing us to meet our customers’ evolving and increasingly complex technology needs.

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

Identify and Drive Further Operational Efficiencies

We utilize a centralized infrastructure for our back-office capabilities. In order to free our sales and marketing organizations to increase their focus on our existing and prospective customers, we maintain centralized IT, finance, human resources, and other support functions. We believe that leveraging a centralized model for these critical back-office functions drives a more efficient overall cost structure and allows us to more cost effectively introduce new tools to our sales and marketing organizations. As an additional part of our strategy to drive cost advantages and operational efficiencies, we also have located a significant number of personnel related to these functions internationally and intend to continue with this strategy. As an additional key part of our strategy to identify and drive operational efficiencies, we are currently upgrading many of our disparate IT systems to SAP. We believe the implementation and upgrade should help us to gain further efficiencies across our organization.

Selectively Pursue and Integrate Strategic Acquisitions

One element of our business strategy involves the potential expansion through opportunistic acquisitions of businesses, assets, personnel or technologies that allow us to complement our existing operations and expand our market coverage or add new business capabilities. The technology solutions industry has undergone significant consolidation and change over the past 15-20 years and while we believe that the fragmented nature of the industry, industry consolidation trends, and accelerated rate of change in the industry may continue to present acquisition opportunities for us, these trends may also make acquisitions more competitive.

We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships and the purchase or sale of assets. We may choose to pursue acquisitions for several reasons. For instance, we may pursue acquisitions that will broaden our technology solutions’ capabilities, enable us to further penetrate or enter new geographies we deem attractive, expand or enhance vendor relationships or provide increased economies of scale. We evaluate acquisition opportunities based on our assessment of several factors, including the perceived value of the opportunity, our available financing sources, potential synergies of the acquisition target with our business and the opportunity costs of any such investment. The implementation of our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business.

Our ability to complete acquisitions in the future will depend on our ability to fund such acquisitions with our internally available cash, cash generated from operations, amounts available under our existing credit facilities, additional borrowings or from the issuance of additional securities.

Expand International Capabilities

Many of our commercial enterprise customers continue to increase their international technology fulfillment needs related to many of the technology solutions we sell. Historically, our business has been focused on the United States and more recently has expanded across Canada. In order meet our customers’ international needs, we also have recently made investments to establish our ability to provide technology solutions to some countries throughout the world beyond the United States and Canada. Expanding these capabilities will continue to be a key strategic focus in the near term.

Our Sales and Marketing Approach

Sales Activities. Our account executives handle a variety of customer needs, including, assessment and support for complex technology solutions, operations and procurement processes, ongoing customer service and other value-added services. They are responsible for assisting customers in purchasing decisions, answering product pricing and availability questions and processing product orders, but more importantly, for proactively reaching out to existing and prospective clients to assess opportunities to sell them value-added technology services and solutions. Our account executives profile accounts, identify and build relationships with key decision makers and influencers within their account base and are responsible for growing the depth of hardware products, software and service offerings we sell to our customers. Account executives have the authority to vary prices within specified parameters in order to be competitive. Our account executives also utilize a support team which is focused on non-selling administrative support activities, leaving our account executives incremental time to sell and prospect. We further support our account executives with systems used for order entry, customer tracking and relationship management, product availability and fulfillment schedules and which support their ability to sell across multiple product categories.

We believe that the success of our account executives is substantially dependent on the quality of our recruiting and training programs. Upon hiring, our account executives undergo an initial sales training program focusing on the use of our systems, technology solutions, including hardware products, software and service offerings, sales techniques and customer service. To ensure that they are able to effectively sell all of our offerings, account executives attend regular training sessions to stay up-to-date on new technologies. Account executives are also supported by pre-sales personnel who assist them with technology specific questions and solutions support. We also require the account executives to acquire certain sales technical certifications for key technologies to ensure they are credible and competent in selling complex services and solutions.

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

Marketing Activities. We design our marketing programs to attract new customers and to stimulate additional purchases by existing customers. Our marketing programs are tailored for the specific needs of our various customer segments and within the end point and advanced solutions businesses. We utilize sophisticated analytic tools designed to manage marketing campaigns using different media channels and to optimize campaigns through advanced data mining techniques. The analytic tools combine optimization techniques with multiple models to more effectively match offers to individuals and businesses in an effort to provide the most profitable results.

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

Online Marketing. eCommerce marketing programs and capabilities, such as affiliate marketing, search engine optimization, email and search engine marketing, are essential components of our customer acquisition and retention strategy. We operate several websites, including pcm.com, pcmg.com, macmall.com, tigerdirect.com, globalgoved.com, acrodex.com, stratiform.com and abreon.com. Our websites offer features such as online ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate commercial, customized extranets to provide businesses and their employees with an online purchasing channel with custom catalogs, pricing, security, asset management and workflow configurable to our customers’ needs. These extranet sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing our associated account executive’s time for other tasks.

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

Products and Merchandising

We screen and select new products and vendors based on evolving customer technology solution needs, the expected market opportunity and related technology adoption trends within our targeted customer markets. We also consider product attributes like features, quality, sales trends, price, margins, market development funds and vendor warranties.

Through our large sales force and frequent emails, website updates and catalog mailings, we believe we are able to quickly introduce new products and replace slower selling products. We also use various marketing materials, web training and local events to educate our customers on solutions and more complex technologies and to provide other content to describe technology applications and how they will benefit the customer. Through these materials and activities, we showcase the full breadth of the products and solutions we sell in an effort to provide our customers with a single source for all their technology needs.

The following table sets forth our net billed sales by major categories as a percentage of total net billed sales for the periods presented, determined based upon our internal product code classifications.

	Years Ended December 31,
	2016	2015	2014
Software (1)	27.6%	28.4%	17.5%
Notebooks & Tablets	18.9	18.1	20.7
Desktops	7.4	7.6	10.3
Networking	7.2	7.5	9.9
Manufacturer service and warranty (1)	6.5	6.6	6.1
Delivered services	6.4	7.4	8.6
Displays	4.4	4.2	4.5
Storage	3.9	3.9	5.0
Accessories	3.7	3.0	3.0
Servers	2.3	3.3	3.2
Input devices	2.0	2.7	2.5
Other (2)	9.7	7.3	8.7
Total	100.0%	100.0%	100.0%

(1)	Software, including software licenses, maintenance and enterprise agreements, and manufacturer service and warranties are shown, for purposes of this table, on a gross sales billed to customers basis, net of returns and do not reflect the net down impact related to revenue recognition for sales of such products.
(2)	All other includes power, printers, supplies, consumer electronics, memory, iPod/MP3 and miscellaneous other items.

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

	Years Ended December 31,
	2016	2015	2014
Microsoft	$15%	14%	10%
HP Inc.	10	11	18
Cisco	9	10	6

We are also linked electronically with approximately 30 distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. These arrangements allow us to reduce inventory carrying costs, achieve higher order fill rates and improve inventory turns.

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

We attempt to manage our inventory to optimize order fill rate and customer satisfaction, while limiting inventory risk. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, our practice of making large-volume purchases when we deem the terms of such purchases to be attractive and the addition of new manufacturers and products. We have negotiated agreements with many of our vendors that contain price protection provisions intended to reduce our risk of loss due to manufacturer price reductions; however, rights vary by product line, have conditions and limitations and generally can be terminated or changed at any time.

The market for technology solutions is characterized by rapid technological change and growing diversity. We believe that our success depends in large part on our ability to identify and obtain the right to market hardware products, software and services that meet the changing requirements of the marketplace and to obtain sufficient quantities to meet changing demands. There can be no assurance that we will be able to identify and offer technology solutions necessary to remain competitive or avoid losses related to excess or obsolete inventory.

Backlog

Our backlog generally represents open, cancelable orders and may vary significantly from period to period. We do not believe that backlog is useful for predicting our future sales.

Distribution

We have historically directly operated a full-service 212,000 square feet distribution center in Memphis, Tennessee, an 84,640 square feet warehouse facility in Columbus, Ohio, which includes a 20,000 square feet configuration center, and a 20,254 square feet warehouse facility in Irvine, California. The Memphis warehouse has been our primary distribution center, strategically located near the FedEx main hub in Memphis, while our Columbus and Irvine warehouses have primarily functioned as custom configuration and distribution centers for our commercial customers. With the evolution of our business, in mid-2015 we evaluated our Memphis operation and considered the alternative of more heavily relying on the effective and vast network of our electronically connected distributors and vendor partners. Based on this evaluation, we made the decision to leverage the logistics and configuration services of our distributors and vendor partners and our sophisticated configuration center in Columbus, Ohio in replacement of our historic warehousing and distribution operations of our directly operated Memphis facility. Also, in mid-2016, we added a 63,000 square feet facility, which includes a 5,000 square feet configuration center, in Worthington, Ohio to support reverse logistics activities and provide additional bandwidth to support logistics and fulfillment needs. We expect this approach to improve our operating efficiency while maintaining appropriate warehousing and distribution service levels to our customers. We believe that our warehousing and distribution facilities and relationships are adequate for our current and foreseeable future needs.

Our warehouse and distributor partners also provide us with electronic purchasing and drop shipping systems for products that we do not maintain in stock in our directly owned inventory. Approximately 30 distributors and manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit orders electronically for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, service level, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received and we expect to continue to leverage these capabilities.

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

Competition

The business of selling information technology hardware products, software and services is highly competitive. We compete with a variety of companies that can be divided into several broad categories:

●	other technology solution providers and direct marketers, including CDW, Insight Enterprises and Connection;
●	large value added resellers such as CompuCom Systems, Pomeroy IT Solutions and World Wide Technology;
●	government resellers such as CDWG and GovConnection;
●	computer retail stores and resellers, including superstores such as Best Buy, Office Depot and Staples;
●	hardware and software vendors such as Apple, Hewlett Packard Enterprise, HP Inc. and Dell that sell or are increasing sales directly to end users;
●	online resellers, such as Amazon.com;
●	software focused resellers such as Soft Choice and SHI; and
●	other direct marketers and value added resellers of information technology hardware products, software and services, such as Amazon Business and Web Services, among others.

Barriers to entry are relatively low in the direct marketing industry, and the risk of new competitors entering the market is high.

Competition in our market is based on various factors, including but not limited to, price, product selection, quality and availability, ease of doing business, customer service, and brand recognition.

The manner in which technology solutions are distributed and sold is continually changing, and new methods of sales and distribution have emerged. Information technology resellers are consolidating operations and acquiring or merging with other resellers to achieve economies of scale and increased efficiency. Our largest manufacturers have sold, and continue to sell, their products directly to customers. To the extent additional manufacturers adopt this selling format, it could adversely affect our sales and profitability. In addition, traditional retailers have entered and may increase their penetration into direct marketing and the commercial market. Industry reconfiguration and consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit.

Although many of our competitors have greater financial resources than we do, we believe that our ability to offer our customers a wide selection of technology solutions, at competitive prices, with prompt delivery and a high level of customer satisfaction, together with good relationships with our vendors and suppliers, allows us to compete effectively. We compete not only for customers, but also for favorable product allocations and cooperative advertising support from our vendor partners. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products and solutions, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their websites and systems development than we can. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. An increase in competition could require us to adopt competitive pricing or advertising strategies that may have an adverse effect on our operating results. There can be no assurance that we can continue to compete effectively against existing or new competitors that may enter the market.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2016, 2015 and 2014 are summarized in Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

In February 2016, we transitioned out nearly the entire management overhead of our MacMall business, thinned out its cost structure and brought it under the management and supervision of our Commercial segment. Also, in connection with our acquisitions of Acrodex and certain assets of Systemax’s North American Technology Group in the fourth quarter of 2015 and our resulting entrance into selling technology solutions in the Canadian market, we formed a new operating segment called Canada. This segment includes our operations related to these Canadian market activities, beginning as of the respective dates of these acquisitions. As a result, beginning in 2016, we have the following three operating segments: Commercial, Public Sector and Canada. Our segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other.

Employees

At December 31, 2016, we had 3,576 full-time and 69 part-time employees, consisting of 2,222 in the United States, 737 in Canada and 686 in the Philippines. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

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

Our success is dependent on the accuracy and proper utilization of our management information systems and our communications systems. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded solutions can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System, which was supported by HP until December 2010. We currently contract with a third party service provider specializing in maintenance and support of this system to provide us adequate support until we finalize the upgrade of this system to the SAP platform historically utilized by our recently acquired En Pointe business. Any interruption, corruption, degradation or failure of our management information systems or communications systems could adversely impact our ability to receive and process customer orders on a timely basis.

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

As a result of the ongoing economic uncertainties, the direction and relative strength of the U.S. and Canadian economies remain a considerable risk to our business, operating results and financial condition. This economic uncertainty could also increase the risk of uncollectible accounts receivable from our customers. During previous economic downturns in the U.S., Canada and elsewhere, customers generally reduced, often substantially, their rate of information technology spending. Additionally, economic conditions and the level of consumer confidence has limited technology spending. Future changes and uncertainties in the economic climate in the U.S., Canada and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business, operating results and financial condition, and could significantly hinder our growth and prevent us from achieving our financial performance goals.

Our earnings and growth rate could be adversely affected by negative changes in economic or geopolitical conditions.

We are subject to risks arising from adverse changes in domestic and global economic conditions and unstable geopolitical conditions. If economic growth in the United States, Canada or other countries slows or declines, current and prospective customer spending rates could be significantly reduced. This could result in reductions in sales of our products, longer sales and payment cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Weak general economic conditions or uncertainties in geopolitical conditions could adversely impact our revenue, expenses and growth rate. In addition, our revenue, margins and earnings could deteriorate in the future as a result of unfavorable economic or geopolitical conditions.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by HP Inc. represented approximately 10% and 11% of our net sales in the year ended December 31, 2016 and 2015, products manufactured by Cisco represented approximately 9% and 10% of our net sales in the year ended December 31, 2016 and 2015, and products manufactured by Microsoft represented approximately 15% and 14% of our net sales in the year ended December 31, 2016 and 2015. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

Certain of our vendors provide us with incentives and other assistance that reduce our operating costs, and any decline in these incentives and other assistance could materially harm our operating results.

Certain of our vendors, including OEMs, software publishers and distribution partners, provide us with trade credit or substantial incentives in the form of discounts, credits and cooperative advertising. We have agreements with many of our vendors under which they provide us, or they have otherwise consistently provided us, with market development funds to finance portions of our advertising, marketing and distribution costs based upon the amount of coverage we give to their respective products in our catalogs or other advertising and marketing mediums. Any termination or interruption of our relationships with one or more of these vendors, or modification of the terms or discontinuance of our agreements and market development fund programs and arrangements with these vendors, could adversely affect our operating income and cash flow. For example, the amount of vendor consideration we receive from a particular vendor may be impacted by a number of events outside of our control, including acquisitions, divestitures, management changes or economic pressures affecting such vendor, any of which could materially affect the amount of vendor consideration we receive from such vendor.

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

The products and services we sell are generally subject to rapid technological change and related changes in marketplace demand. Our success is dependent in part upon the ability of our vendors to develop and market products and services that meet these changes in market demand. Our success is also dependent on our ability to develop relationships with and sell products and services from new vendors that address these changes in market demand. To the extent products that address changes in marketplace demand are not available to us, or are not available to us in sufficient quantities or on acceptable terms, we could encounter increased price and other competition, which would likely adversely affect our business, financial condition and results of operations.

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

We are subject to intense price competition with respect to the technology offerings we provide. As a result, our gross and operating margins have historically been narrow, and we expect them to continue to be narrow. We have recently experienced increasing price competition, which has a negative impact on our margins. Narrow margins magnify the impact of variations in operating costs and of adverse or unforeseen events on operating results. Future increases in costs such as the cost of merchandise, wage levels, shipping rates, freight costs and fuel costs may negatively impact our margins and profitability. We are not always able to raise the sales price to offset cost increases. If we are unable to maintain our margins in the future, it could have a material adverse effect on our business, financial condition or results of operations. In addition, because price is an important competitive factor in our industry, we cannot assure you that we will not be subject to increased price competition in the future. If we become subject to increased price competition in the future, we cannot assure you that we will not lose market share, that we will not be forced to reduce our prices and further reduce our margins, or that we will be able to compete effectively.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors.

We experience variability in our net sales and net income on a quarterly basis as a result of many factors. These factors include:

●	the relative mix of hardware products, software and services sold during the period;
●	the general economic environment and competitive conditions, such as pricing;
●	the timing of procurement cycles by our business, government and educational institution customers;
●	seasonality in customer spending and demand for technology offerings we provide;
●	variability in vendor programs;
●	the introduction of new and upgraded products, services or solutions;
●	changes in prices from our suppliers;
●	promotions;
●	the loss or consolidation of significant suppliers or customers;
●	our ability to control costs;
●	the timing of our capital expenditures;
●	the condition of our industry in general;
●	customer acceptance of new purchasing models;
●	deferral of customer orders in anticipation of new offerings;
●	product or solution enhancements or operating system changes;
●	any inability on our part to obtain adequate quantities of products, services or solutions;
●	delays in the release by suppliers of new products, services or solutions and inventory adjustments;
●	our expenditures on new business ventures and acquisitions;
●	performance of acquired businesses;
●	adverse weather conditions that affect supply or customer response;
●	distribution or shipping to our customers; and
●	geopolitical events.

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

An important element of our business is focused on commercial and public sector sales and related market share growth. In competing in these markets, we face numerous risks and challenges, including competition from a wider range of sources and the need to continually develop and enhance strategic relationships. We cannot assure you that our focus on commercial and public sector sales will result in expanded market share or increased profitability. Furthermore, revenue from our public sector business is derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area, and noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency with which we contract could adversely affect our business or results of operations. Moreover, contracting with governmental departments and agencies involves additional risks, such as longer payment terms, limited recourse against the government agency in the event of a business dispute, requirements that we provide representations, warranties and indemnities related to our offerings, the potential lack of a limitation of our liability for damages from our product sales or our provision of services to the department or agency, and the potential for changes in statutory or regulatory provisions that negatively affect the profitability of such contracts. Similarly, many large commercial businesses also require us to regularly enter into complex contractual relationships involving various risks and uncertainties such as requirements that we provide representations, warranties and indemnities to our customers and potential lack of limitation of our liability for damages under some of such contracts. Additionally, our operating results from our Commercial segment are impacted by certain commercial customer diverse supplier requirements and relationships we maintain with third party diverse supplier partners. Changes in any of these diverse supplier customer requirements or failure of our diverse supplier relationships to satisfy any such requirements at any time could have a material adverse effect on our results of operations or financial condition.

Our strategy and investments in increasing the productivity of our account executives, and our focus on sales and delivery of technology solutions may not improve our profitability or result in expanded market share.

We have made and are currently making efforts to increase our market share by investing in training and retention of our sales force. We have also incurred, and expect to continue to incur, significant expenses resulting from infrastructure investments related to our sales force. Our customers are increasingly consuming IT in different and evolving ways and utilizing more elaborate solutions. In response, we are investing in our capabilities and portfolio and are working with our customers to identify areas where they can gain efficiencies by outsourcing to us traditional technology functions. Specifically, we are focused on and investing in solutions, including around centers (which includes storage and security solutions), cloud computing, collaboration, virtualization, secure mobility, borderless networks and enterprise software solutions. We cannot assure you that any of our investments in our sales force or sales support resources or our focus on our services and solutions capabilities and portfolio will result in expanded market share or increased profitability in the near or long term.

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

We may be subject to state or local taxes on income, gross receipts, sales or use or a similar measure. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay or collect taxes has also been the subject of court actions and various legislative efforts. There can be no assurance that these taxes will not be imposed upon us and our subsidiaries in a manner that could materially adversely impact our financial condition or results of operations.

We are subject to a number of general business laws and regulations, including laws and regulations specifically governing companies that do business over the Internet. These laws and regulations may cover user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), data protection and privacy, pricing, content, copyrights, distribution, contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. Additionally, some of our subsidiaries which are government contractors or subcontractors are subject to laws and regulations related to companies that sell to the government, including but not limited to regulations of the Department of Labor and laws and regulations related to our procurement of products and services and our sales to the government.

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

Such existing and future laws and regulations may also impede our business. Additionally, it is not always clear how existing laws and regulations apply to our businesses. Unfavorable resolution of these issues may expose us to liability and costly changes in our business operations, and could reduce customer demand for our offerings.

Additionally, although historically only a small percentage of our total sales in any given quarter or year are made to customers outside of the continental United States, we recently entered the Canadian market with our acquisitions in Canada, which subjected us to laws and regulations applicable to companies doing business in the multiple Canadian provinces. Further, there is a possibility that other foreign jurisdictions may take the position that our business is subject to their laws and regulations, which could impose restrictions or burdens on us and expose us to tax and other potential liabilities and could also require costly changes to our business operations with respect to those jurisdictions. In some cases, our sales related to foreign jurisdictions could also be subject to export control laws and foreign corrupt practice laws and there is a risk that we could face allegations from U.S. or foreign governmental authorities alleging our failure to comply with the requirements of such laws subjecting us to costly litigation and potential significant governmental penalties or fines.

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

Our ability to maintain profitability on a quarterly or annual basis given our planned business strategy depends upon a number of factors discussed in these risk factors, including our ability to effectively compete in the marketplace with our competitors. Our ability to maintain profitability on a quarterly or annual basis will also depend on our ability to manage and control operating expenses and to generate and sustain adequate levels of revenue. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than what we project. In addition, we may find that our business plan costs more to execute than what we currently anticipate. Some of the factors that affect our ability to maintain profitability on a quarterly or annual basis are beyond our control, including general economic trends and uncertainties.

Our operating results are difficult to predict and may adversely affect our stock price.

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of investors or analysts, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

●	changes in the mix of products, services or solutions that we sell;
●	the amount and timing of operating costs and capital expenditures relating to any expansion of our business operations and infrastructure;
●	price competition that results in lower sales volumes, lower profit margins, or net losses;
●	the availability of vendor programs, authorizations or certifications;
●	our ability to attract and retain key personnel and the related costs,
●	fluctuations in the demand for our products, services or solutions or overstocking or under-stocking of our products;
●	economic conditions;
●	changes in the amounts of information technology spending by our customers;
●	the amount and timing of advertising and marketing costs;
●	fluctuations in levels of inventory theft, damage or obsolescence that we incur;
●	our ability to successfully integrate operations and technologies from any past or future acquisitions or other business combinations;
●	revisions or refinements of fair value estimates relating to acquisitions or other business combinations;
●	changes in the number of visitors to our websites or our inability to convert those visitors into customers;
●	technical difficulties, including system or Internet failures;
●	introduction of new or enhanced products, services or solutions;
●	fluctuations in warehousing and our shipping costs; and
●	foreign currency exchange rates.

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

From time to time we receive claims and become subject to litigation, including consumer protection, employment, intellectual property and other litigation and government or third party audits related to the conduct of our business. Additionally, we may from time to time institute legal proceedings against third parties to protect our interests. Any litigation, audit or investigation that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. We cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

We may fail to expand our hardware product, software or service categories and offerings, our websites or our processing systems in a cost-effective and timely manner as may be required to efficiently operate our business.

We may be required to expand or change our hardware product, software or service categories or offerings, our websites or our processing systems in order to compete in our highly competitive and rapidly changing industry or to efficiently operate our business. Any failure on our part to expand or change the way we do business in a cost-effective and timely manner in response to any such requirements would likely adversely affect our operating results, financial condition or future prospects. Additionally, we cannot assure you that we will be successful in implementing any such changes when and if they are required.

We have generated substantial portions of our revenue in the past from the sale of computer hardware, software and accessories and consumer electronics products. Expansion into new hardware product, software and service categories, including for example our efforts to grow managed and advanced technology services and solutions, may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new category or offering to realize the expected benefits of that new category or offering. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new hardware product, software or service categories and offerings include our ability to:

●	establish or increase awareness of our new brands and categories and offerings;
●	acquire, attract and retain customers at a reasonable cost;
●	achieve and maintain a critical mass of customers and orders across all of our categories and offerings;
●	attract a sufficient number of new customers to whom any new categories and offerings are targeted;
●	successfully market our new categories or offerings to existing customers;
●	maintain or improve our margins and fulfillment costs;
●	attract and retain vendors to provide expanded lines of business to our customers on terms that are acceptable to us; and
●	manage our inventory in new categories and offerings.

We cannot be certain that we will be able to successfully address any or all of these challenges in a manner that will enable us to expand our business in a cost-effective or timely manner. If our new categories or offerings are not received favorably, or if our suppliers fail to meet our customers’ expectations, our results of operations would suffer and our reputation and the value of the applicable new brand and our other brands could be damaged. The lack of market acceptance of our new categories or our inability to generate satisfactory revenue from any such expanded categories or offerings to offset their cost could harm our business, financial condition or results of operations.

The evolution of cloud-based offerings may negatively impact our sales of hardware products, software and related services.

Our customers are increasingly able to access technology solutions necessary to their operations through cloud-based offerings. Increasing demand for cloud-based offerings may reduce demand for certain of our existing technology solution offerings. We are investing in our cloud-based capabilities, including products and services related to our own direct and third-party cloud-based offerings, such as our hybrid cloud data center and NOC services, Azure Cloud solutions, Office 365 and Enterprise Mobility Suite. We expect to continue to increasingly invest in our cloud-based capabilities in support of anticipated customer evolution towards cloud-based solutions. There can be no assurance that our investments in cloud-based offerings will result in improved sales or profitability or allow us to offset any reductions in sales of our more traditional hardware product, software and related service offerings which may result from our customers’ increased adoption of cloud-based solutions. Any such reductions in sales may have a material adverse effect on our business, financial condition or results of operations.

We may not be able to attract and retain key personnel such as senior management, sales and services personnel or information technology specialists.

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Frank F. Khulusi, our Chairman of the Board and Chief Executive Officer, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business. Our success and plans for future growth will also depend in part on our management’s continuing ability to hire, train and retain skilled personnel in all areas of our business such as sales, services and IT personnel. For example, our management information systems and processes require the services of employees with extensive knowledge of these systems and processes and the business environment in which we operate, and in order to successfully implement and operate our systems and processes we must be able to attract and retain a significant number of information technology specialists. We may not be able to attract, train and retain the skilled personnel required to, among other things, implement, maintain, and operate our information systems and processes or to offer and support our managed and advanced technology solutions, and any failure to do so would likely have a material adverse effect on our operations.

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

We market to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny and regulation. As a result, we are subject to increasing regulation relating to privacy and the use of personal information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of operating and growing our business. In addition, several states have proposed legislation that would limit the uses of personal information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would expand online privacy protections already provided to adults. Moreover, in the United States, Canada and elsewhere, laws and regulations are becoming increasingly protective of consumer privacy, with a trend toward requiring companies to establish procedures to notify users of privacy and security policies, to obtain consent from users for collection and use of personal information, and to provide users with the ability to access, correct and delete personal information stored by companies. Such privacy and data protection laws and regulations, and efforts to enforce such laws and regulations, may restrict our ability to collect, use or transfer demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of domestic or foreign privacy or data protection laws and regulations, including the U.S. national do-not-call list and CAN-SPAM Act and the Canadian Anti-Spam Legislation, may subject us to fines, penalties and damages, which could decrease our revenue and profitability.

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

The business of direct marketing of the technology offerings we provide is highly competitive and driven in large part by price, products and services availability, speed and accuracy of delivery and performance, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, availability of talented sales and service personnel and the availability of technical information. We compete with other solution providers, including CDW, Insight Enterprises and Connection. In addition, we compete with large value added resellers such as CompuCom Systems and World Wide Technology, and computer retail stores and resellers, including superstores such as Best Buy and Staples, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com, government resellers such as CDWG and GovConnection, software focused resellers such as SoftwareOne, Soft Choice and Software House International and other direct marketers and value added resellers of hardware, software, technology services and computer-related and electronic products, including Amazon Business and Web Services. In the technology solution provider and resale industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

Furthermore, the manner in which our technology offerings are distributed and sold is changing, and new methods of sale and distribution have emerged and serve an increasingly large portion of the market. Computer hardware and software OEM vendors have sold, and may intensify their efforts to sell, their products directly to end users. From time to time, certain OEM vendors have instituted programs for the direct sale of large quantities of hardware and software to certain large business accounts. These types of programs may continue to be developed and used by various vendors. Software publishers also may attempt to increase the volume of software products distributed electronically directly to end users’ personal computers. Any of these competitive programs, if successful, could have a material adverse effect on our business, financial condition or results of operations.

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

We have operation centers in Canada, the Philippines and Pakistan that provide back-office administrative support and customer service support, and we recently began selling technology solutions in the Canadian market in connection with two business acquisitions. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2016, we operated in over 800,000 square feet of space in the United States, Canada and the Philippines. We lease a total of approximately 500,000 square feet of space primarily used for office, distribution and data center purposes. We own approximately 500,000 square feet of space, primarily used for our corporate headquarters, data center and warehouse purposes. Each of our facilities is utilized by one or more of our segments.

Our principal facilities at December 31, 2016 are set forth in the table below:

Description	Sq. Ft.	Location
Midwest Regional Headquarters, Sales Office and Distribution Center(1)	144,000	Lewis Center, OH
Corporate Headquarters and Sales Office(1)	83,864	El Segundo, CA
Acrodex Headquarters and Sales Office	63,611	Edmonton, Alberta
Distribution Center	63,315	Worthington, OH
Irvine Sales Office and Distribution Center(1)	60,072	Irvine, CA
New Albany Data Center(1)	30,850	New Albany, Ohio
Roswell Data Center	23,200	Roswell, Georgia

(1)	Owned.

In mid-2016, we added a 63,000 square foot facility, which includes a 5,000 square foot configuration center, in Worthington, Ohio to support reverse logistics activities and provide additional bandwidth to support logistics and fulfillment needs.

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, other than ordinary routine litigation incidental to the business and certain other noteworthy proceedings described under the heading “Legal Proceedings” in Part II, Item 8, Note 10 to the Notes to the Consolidated Financial Statements of this report.

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

Our common stock has been publicly traded on the Nasdaq Global Market since our initial public offering on April 4, 1995 and currently trades under the symbol PCMI. The following table sets forth the range of high and low sales price per share for our common stock for the periods indicated, as reported on the Nasdaq Global Market:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2016
First Quarter	$9.92	$7.48
Second Quarter	11.39	7.99
Third Quarter	21.91	10.80
Fourth Quarter	24.53	18.06
Year Ended December 31, 2015
First Quarter	$9.93	$8.92
Second Quarter	10.33	9.01
Third Quarter	10.70	8.75
Fourth Quarter	10.00	8.75

As of the close of business on March 9, 2017, there were approximately 20 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, and again amended in April 2015 and increased to a total of $30 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We did not repurchase any shares of our common stock under this program during the three months ended December 31, 2016. We repurchased a total of 405,698 shares of our common stock under this program during the year ended December 31, 2016 for a total cost of approximately $3.5 million. From the inception of the program in October 2008 through December 31, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At December 31, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2011. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

	Measurement Period (fiscal years covered)
	12/2011	12/2012	12/2013	12/2014	12/2015	12/2016
PCM, Inc.	$100.00	$98.89	$163.54	$151.59	$158.12	$358.28
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Retail Trade	100.00	125.49	178.89	181.86	245.75	252.99

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 along with the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 presented below were derived from our consolidated financial statements which are not included elsewhere herein.

	Years Ended December 31,
	2016	2015	2014(1)	2013(1)	2012(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Net sales	$2,250,587	$1,661,948	$1,356,362	$1,359,999	$1,342,298
Cost of goods sold	1,931,786	1,437,621	1,164,295	1,170,500	1,158,168
Gross profit	318,801	224,327	192,067	189,499	184,130
Selling, general and administrative expenses	284,010	249,809 (3)	176,362	171,279	170,119
Other items(2)	—	—	—	—	393
Operating profit (loss)	34,791	(25,482)	15,705	18,220	13,618
Interest expense, net	6,083	3,860	3,180	3,340	3,791
Income (loss) from continuing operations before income taxes	28,708	(29,342)	12,525	14,880	9,827
Income tax expense (benefit)	11,115	(11,394)	5,490	6,235	4,134
Income (loss) from continuing operations	17,593	(17,948)	7,035	8,645	5,693
Loss from discontinued operations, net of taxes	—	(310)	(1,570)	(516)	(599)
Net income (loss)	$17,593	$(18,258)	$5,465	$8,129	$5,094

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$1.49	$(1.49)	$0.57	$0.75	$0.47
Loss from discontinued operations, net of taxes	—	(0.03)	(0.12)	(0.05)	(0.05)
Net income (loss)	$1.49	$(1.52)	$0.45	$0.70	$0.42

Diluted EPS:
Income (loss) from continuing operations	$1.40	$(1.49)	$0.55	$0.73	$0.47
Loss from discontinued operations, net of taxes	—	(0.03)	(0.13)	(0.05)	(0.05)
Net income (loss)	$1.40	$(1.52)	$0.42	$0.68	$0.42

(1)	In 2014, the consolidated statement of operations data for 2014, 2013 and 2012 was recast to reflect the discontinued operations of all of our retail stores and the OnSale and eCost businesses.
(2)	2012 includes a $0.5 million charge related to a customer’s demand for credit for software maintenance for which we had paid the vendor and were not able to obtain reimbursement and a $0.1 million decrease in the estimated fair value of the contingent consideration liability related to the NSPI acquisition.
(3)	Includes a $25.4 million write-off of internally developed software work in process related to our upcoming ERP and CRM systems, in favor of an ERP and CRM systems already configured and in production at En Pointe.

	At December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,172	$11,176	$8,892	$9,992	$6,535
Working capital	(2,018)	(9,165)	63,425	57,595	55,394
Total assets	632,956	600,173	389,190	434,822	365,735
Short-term debt	15,769 (1)	17,711 (1)	3,741	1,167	812
Line of credit	107,396	162,439	52,795	110,499	87,630
Long-term debt, excluding current portion	18,750	21,454	22,415	13,742	10,960
Total stockholders’ equity	128,471	109,515	133,316	125,762	116,111

(1)	Short-term debt at December 31, 2016 and 2015 includes $4.6 million and $4.8 million, respectively, classified on our Consolidated Balance Sheet as “Note payable related to asset held for sale” relating to the mortgage on our Irvine property that is held for sale.

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

BUSINESS OVERVIEW

PCM, Inc. is a leading multi-vendor provider of technology solutions, including hardware products, software and services, offered through our dedicated sales force, field and internal service teams, direct marketing channels and state of the art owned and operated data centers. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

We currently operate in three reportable segments: Commercial, Public Sector and Canada. Our segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other.

In February 2016, we transitioned out nearly the entire management overhead of our MacMall business, thinned out its cost structure and brought it under the management and supervision of our Commercial segment. All historical segment financial information provided herein has been revised to reflect this revised operating segment.

Also, in connection with our acquisitions of Acrodex and certain assets of Systemax’s North American Technology Group in the fourth quarter of 2015, which are described more fully below under “Strategic Developments – Acquisitions,” and our resulting entrance into selling technology solutions in the Canadian market, we formed a new operating segment called Canada. This segment includes our operations related to these Canadian market activities, beginning as of the respective dates of these acquisitions.

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment at the time, as discontinued operations for all periods presented herein in our Consolidated Balance Sheets and Consolidated Statements of Operations.

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in Manila, Philippines. In 2016, we generated approximately 77% of our revenue in our Commercial segment, 16% of our revenue in our Public Sector segment and 7% of our revenue in our Canada segment.

Our Commercial segment sells complex technology solutions to commercial businesses in the United States, using multiple sales channels, including a field relationship-based selling model, an outbound phone based sales force, a field services organization and online extranets.

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

We experience variability in our net sales and operating results on a quarterly basis as a result of many factors. We experience some seasonal trends in our sales of technology solutions to businesses, government and educational institutions. For example, the timing of capital budget authorizations for our commercial customers can affect when these companies can procure IT products and services. The fiscal year-ends of U.S. Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. We generally see an increase in our second quarter sales related to customers in the U.S. SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year. Further, our Canadian business may see seasonal increases in the first quarter due to Canadian SLED budgets being closed out in the first quarter. We may also experience variability in our gross profit and gross profit margin as a result of changes in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor, which may be impacted by a number of events outside of our control. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

A substantial portion of our business is dependent on sales of Cisco, HP Inc. and Microsoft products as well as products purchased from other vendors including Apple, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Years Ended December 31,
	2016	2015	2014
Microsoft	15%	14%	10%
HP Inc.	10	11	18
Cisco	9	10	6

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

General economic conditions have an effect on our business and results of operations across all of our segments. If economic growth in the U.S., Canada and other countries slows or declines, government, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. The economic climate in the U.S., Canada and elsewhere could have an impact on the rate of information technology spending of our current and potential customers, which would impact our business and results of operations. These factors affect sales of our products, sales cycles, adoption rates of new technologies and level of price competition. We continue to focus our efforts on cost controls, competitive pricing strategies, and driving higher margin service and solution sales. We also continue to make selective investments in our sales force personnel, service and solutions capabilities and IT infrastructure and tools in an effort to meet vendor program requirements and to position us for enhanced productivity and future growth.

STRATEGIC DEVELOPMENTS

Acquisitions

Stratiform

On December 29, 2016, we completed the acquisition of Stratiform, Inc. for C$2.1 million in cash (or $1.6 million). Stratiform is an industry-leading provider of cloud IT solutions that include consulting, professional and managed services to clients across Canada. As part of the Stratiform acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2017, 2018 and 2019 (each year the “measurement period”), payable 90 days in arrears following each measurement period. As of December 31, 2016, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out periods to be approximately $0.7 million, of which we have included $0.3 million in each of “Accrued expenses and other current liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheet as of December 31, 2016.

Systemax

On December 1, 2015, we completed the acquisition of certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG) for $14 million in cash. We acquired the right to hire approximately 400 B2B sales representatives located across the United States and Canada, all rights to the NATG B2B customer list, certain B2B customer and vendor contracts, trademarks and other intellectual property rights including the TigerDirect brand, and certain fixed assets and equipment. We did not acquire cash, accounts receivable, inventory or assume trade payables in connection with the transaction. Also at closing, the parties entered into a transition services agreement to facilitate an orderly transition of the purchased assets. We assumed certain leases and entered into certain subleases for office space where the B2B sales representatives currently work. In January 2016, we exercised an option in our purchase agreement and paid $0.4 million related to our purchase of additional customer list information, which was recorded as an increase to goodwill associated with the Systemax assets acquisition. As of December 31, 2016, we have finalized the accounting for the Systemax asset acquisition and the related purchase price allocation with no changes to the initial accounting and purchase price allocation recorded as of December 31, 2015.

Acrodex

On October 26, 2015, PCM Sales Canada, Inc., our Canadian- based subsidiary, completed the acquisition of all the outstanding common stock of Acrodex, Inc. (“Acrodex”) for a total purchase price of approximately C$16.7 million (or $13.6 million, net of cash acquired). Acrodex, headquartered in Edmonton, Alberta (Canada), provides end-to-end infrastructure solutions from initial plan and design, through procurement and installation, to full support and on-going management. Acrodex’s core business areas include software value-added reseller services, software asset management and hardware sales and services, including client device products, servers, storage, networks, printers and a full complement of accessories and devices. Services are a significant component to Acrodex’s product mix and include managed services, cloud-based services, consulting, IT management and other IT service areas.

In March 2016 and June 2016, we paid an additional $0.2 million and $0.1 million, respectively, related to adjustments to the net asset value as defined in the agreement, which was recorded as an increase to goodwill resulting from the Acrodex acquisition. As of September 30, 2016, we have finalized the final fair value determination and purchase price allocation for the Acrodex acquisition, and there has been no other change to the preliminary accounting for the Acrodex acquisition and the related purchase price allocation.

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is our largest acquisition to date based on revenues, and is expected to significantly enhance our relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of December 31, 2016, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million, representing no change from December 31, 2015. During 2016 and 2015, we made $13.1 million and $8.9 million, respectively, of earn-out payments to the sellers of En Pointe. The fair value of this contingent consideration is determined and accrued based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, we developed our own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration include projected gross profit values of the Commercial and Public Sector components of En Pointe and the weighted average cost of capital of each component.

The accounting for the acquisition of En Pointe was finalized as of December 31, 2015. The purchase price has been allocated to the acquired assets and assumed liabilities, which include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities, based on estimated fair values as of the date of acquisition.

Based on various supplier diversity policies and requirements of certain customers whose contracts we acquired rights to in connection with the En Pointe transaction, we have been required to transfer these contracts to partners which qualify for certification from third party diversity organizations as minority or women owned businesses. The contracts include contracts which have been transferred to a minority and woman owned and controlled PCM partner in which we hold a 49% passive equity interest. As a consequence of these transfers, we believe that the revenues associated with some of these customer contracts may not be consolidated with our financial results going forward. We believe the potential impact on 2017 net sales of such transfers may be at least $65 million. We expect that the transfer of these customer contracts to non-consolidated partners will have a negative impact on our consolidated net sales in future periods. However, we have not yet completed our consolidation analysis related to our investment in this entity and this conclusion may change.

ERP Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In this regard, we previously purchased licenses for Microsoft Dynamics AX and other related modules to provide a complete, robust and integrated ERP solution and have expended time, effort and resources to implement this AX solution for our legacy businesses. We believe the implementation and upgrade of our systems should help us to gain further efficiencies across our organizations. Our newly acquired En Pointe business has operated for a number of years on an implemented and successfully functioning SAP system. As a result of the En Pointe acquisition, we considered new issues related to the costs, risks and benefits of either continuing the implementation of our AX solution and moving En Pointe to such AX solution or moving the legacy businesses to the SAP solution. In response, we shifted certain of our IT development efforts towards assessing these respective costs, risks and benefits. There are significant risks and uncertainties in adopting and implementing a new ERP system and as part of our assessment of these alternatives, we considered the fact that En Pointe has been successfully functioning on its SAP system for many years while none of our businesses have operated on the AX system. While we believe the AX solution has many valuable features and that it has been essential that we have undertaken our AX development efforts to date, we have weighed these attributes and the transition risk inherent with any such new solution against the fact that En Pointe, with similar business characteristics and system needs to our legacy businesses, has been successfully operating on its SAP system for a number of years. As a result of the assessments performed, our management concluded that the SAP solution is the best, most viable and cost effective option for our consolidated business going forward. To that end, in late October 2015, our management determined, and our Board of Directors approved such determination, to adopt the SAP platform across all of our business units and approved the non-cash write-off of the remaining $22.1 million of work in process software previously capitalized for all major phases of the design, configuration and customization of the AX solution to date. For the year ended December 31, 2015, a total of $25.4 million of non-cash charge related to the ERP and CRM write-offs were included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

We have made significant progress in the configuration and implementation of the SAP platform. We anticipate migration of a significant portion of our legacy systems to the SAP platform throughout the remainder of 2017 and completion of the project in 2018 with a total expected capitalized cost of under $5 million.

Real Estate Transactions

In March 2015, we completed the purchase of real property in Irvine, California (the “Irvine Property”) for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,072 square feet of office and warehouse space and land. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space. In September 2015, we listed the Irvine Property for sale under a broker agreement. On April 27, 2016, we entered into an agreement with Spigen, Inc. to sell the Irvine Property for approximately $13.2 million. The parties agreed to a 60-day escrow period. On June 23, 2016, we received notice of escrow cancellation from the buyer effective immediately. As a result of the cancellation, the buyer forfeited a non-refundable deposit of $300,000, which was released to us as liquidated damages in accordance with the agreement and we recorded it as part of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. The Irvine Property is available for sale.

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

Common Stock Repurchase Program

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, and again amended in April 2015 and increased to a total of $30 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We did not repurchase any shares of our common stock under this program during the three months ended December 31, 2016. We repurchased a total of 405,698 shares of our common stock under this program during the year ended December 31, 2016 for a total cost of approximately $3.5 million. From the inception of the program in October 2008 through December 31, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At December 31, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. At October 1, 2016, our goodwill resided in our Abreon, Commercial Technology, Public Sector and Canada reporting units.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2016. Our annual impairment analysis excluded goodwill associated with the Stratiform acquisition made during the fourth quarter of 2016, as its purchase price allocation was completed subsequent to the analysis date, and no impairment triggering events have occurred. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2016, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In addition, fair value of our indefinite-lived trademark was determined using the relief from royalty method under the income approach to value. This method applies a market based royalty rate to projected revenues that are associated with the trademarks. Applying the royalty rate to projected revenues resulted in an indication of the pre-tax royalty savings associated with ownership of the trademarks. Projected after-tax royalty savings were discounted to present value at the reporting unit’s weighted average cost of capital, and a tax amortization benefit (calculated based on a 15-year life for tax purposes) was added.

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2016. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon, Commercial Technology, Public Sector and Canada reporting units exceeding their respective carrying values by 80%, 79%, 130% and 168% and, accordingly, we were not required to perform the second step of the goodwill evaluation. We had $7.2 million, $62.5 million, $8.3 million and $5.3 million of goodwill as of October 1, 2016 residing in our Abreon, Commercial Technology, Public Sector and Canada reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2016, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 15% as of October 1, 2016. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2016 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2017 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Years Ended December 31,
	2016	2015	2014
Net sales	$2,250,587	$1,661,948	$1,356,362
Cost of goods sold	1,931,786	1,437,621	1,164,295
Gross profit	318,801	224,327	192,067
Selling, general and administrative expenses	284,010	249,809	176,362
Operating profit (loss)	34,791	(25,482)	15,705
Interest expense, net	6,083	3,860	3,180
Income (loss) from continuing operations before income taxes	28,708	(29,342)	12,525
Income tax expense (benefit)	11,115	(11,394)	5,490
Income (loss) from continuing operations	17,593	(17,948)	7,035
Loss from discontinued operations, net of taxes	—	(310)	(1,570)
Net income (loss)	$17,593	$(18,258)	$5,465

	As a Percentage of Net Sales For Years Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.8	86.5	85.8
Gross profit	14.2	13.5	14.2
Selling, general and administrative expenses	12.6	15.0	13.0
Operating profit (loss)	1.6	(1.5)	1.2
Interest expense, net	0.3	0.3	0.3
Income (loss)from continuing operations before income taxes	1.3	(1.8)	0.9
Income tax expense (benefit)	0.5	(0.7)	0.4
Income (loss)from continuing operations	0.8	(1.1)	0.5
Loss from discontinued operations, net of taxes	—	(0.0)	(0.1)
Net income (loss)	0.8%	(1.1)%	0.4%

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Year Ended December 31,
	2016		2015
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,746,530	77%	$1,365,384	82%	$381,146	28%
Public Sector	353,497	16	279,603	17	73,894	26
Canada	150,643	7	16,987	1	133,656	NM	(1)
Corporate & Other	(83)	—	(26)	—	(57)	NM	(1)
Consolidated	$2,250,587	100%	$1,661,948	100%	$588,639	35%

(1) Not meaningful.

Consolidated net sales were $2,250.6 million in 2016 compared to $1,661.9 million in 2015, an increase of $588.7 million, which was primarily due to the addition of sales from our 2015 acquisitions and strong organic growth predominantly in our field sales organization, as well as growth in our SLED and federal business within the Public Sector segment. Consolidated sales of services were $143.2 million in 2016 compared to $123.1 million in 2015, an increase of $20.1 million, or 16%, and represented 6% and 7% of net sales in 2016 and 2015, respectively. We expect that the transfer to partners that we may no longer consolidate of certain customer contracts that we acquired in connection with the En Pointe acquisition may have a negative impact on our consolidated net sales in future periods. For more information on these contracts, see “—Strategic Developments—Acquisitions—En Pointe” above.

Commercial segment net sales were $1,746.5 million in 2016 compared to $1,365.4 million in 2015, an increase of $381.1 million, or 28%. The increase in Commercial net sales was primarily due to the addition of sales from our 2015 acquisitions, the investments we have made in advanced technologies and software for the benefit of the overall business. Sales of services in the Commercial segment decreased by $0.6 million to $107.6 million in 2016 from $108.2 million in 2015, and represented 6% and 8% of Commercial net sales in 2016 and 2015, respectively.

Public Sector net sales were $353.5 million in 2016 compared to $279.6 million in 2015, an increase of $73.9 million, or 26%. The increase in Public Sector net sales was primarily due to an increase in our SLED business primarily due to the addition of sales from our Tiger Direct acquisition completed in December 2015 and an increase in sales in our federal business which was primarily due to an increase in productivity resulting from investments we made in our federal business.

Canada net sales were $150.6 million in 2016 compared to $17.0 million in 2015, an increase of $133.6 million, representing sales from our Acrodex acquisition in October 2015 and the Canadian unit of our Tiger Direct acquisition in December 2015.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $318.8 million in 2016, an increase of $94.5 million, or 42%, from $224.3 million in 2015. Consolidated gross profit margin increased to 14.2% in 2016 from 13.5% in 2015. The increase in consolidated gross profit was primarily due to the increase in net sales discussed above. The increase in consolidated gross profit margin was primarily due to an improved sales mix of advanced solutions and an increase in vendor consideration as a percent of net sales.

Selling, General & Administrative Expenses

Consolidated SG&A expenses increased by $34.2 million, or 14%, to $284.0 million in 2016 from $249.8 million in 2015. Consolidated SG&A expenses as a percentage of net sales decreased to 13% in 2016 from 15% in 2015. The increase in consolidated SG&A expenses was primarily related to our 2015 acquisitions and the investments we have made in advanced technologies and software for the benefit of the overall business, including a $46.5 million increase in personnel costs, a $4.8 million increase in outside service costs, a $4.5 million increase in amortization expense related to purchased intangibles, a $2.8 million increase in credit card related fees, partially offset by a $25.4 million non-cash charge in 2015 related to our decision to pursue En Pointe’s SAP solution over the AX ERP solution.

Operating Profit (Loss)

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Year Ended December 31,						Change in
	2016		2015				Operating
	Operating	Operating Profit	Operating	Operating Profit	Change in Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin	Profit (Loss)	Margin	$	%	%
Commercial	$81,220	4.7%	$59,479	4.4%	$21,741	37%	0.3%
Public Sector	14,163	4.0	10,020	3.6	4,143	41	0.4
Canada	3,994	2.7	591	3.5	3,403	NM (2)	(0.8)
Corporate & Other(1)	(64,586)	(2.9)	(95,572)	(5.8)	30,986	(32)	2.9
Consolidated	$34,791	1.5%	$(25,482)	(1.5)%	$60,273	237%	3.0%

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.
(2)	Not meaningful.

Consolidated operating profit was $34.8 million in 2016 compared to an operating loss of $25.5 million in 2015, an increase of $60.3 million, or 237%.

Commercial operating profit was $81.2 million in 2016 compared to $59.5 million in 2015, an increase of $21.7 million, or 37%. The increase in Commercial operating profit was primarily due to a $64.9 million increase in Commercial gross profit, partially offset by a $5.3 million increase in personnel costs which was primarily related to the 2015 acquisitions, investments in advanced technologies and software specialists, a $2.8 million increase in amortization expense relating to purchased intangibles, a $2.5 million increase in credit card related expenses, a $2.4 million increase in outside services and a $1.4 million increase in variable fulfillment costs.

Public Sector operating profit was $14.2 million in 2016 compared to $10.0 million in 2015, an increase of $4.2 million or 41%. The increase in Public Sector operating profit was primarily due to a $9.0 million increase in Public Sector gross profit, partially offset by a $2.5 million increase in personnel costs, including increased variable compensation on increased gross profit, a $0.8 million increase in amortization expense relating to purchased intangibles, a $0.3 million increase in bad debt charge, a $0.2 million increase in travel and entertainment expenses and a $0.2 million legal settlement charge.

Canada operating profit was $4.0 million in 2016 compared to $0.6 million in 2015, an increase of $3.4 million, representing operating profit from our Acrodex acquisition and the Canadian unit of the Tiger Direct acquisition in December 2015.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $64.6 million in 2016 compared to $95.6 million in 2015, a decrease of $31.0 million, or 32%. The decrease in our Corporate & Other operating expenses was primarily due to a $25.4 million non-cash charge in 2015 related to our decision to pursue En Pointe’s SAP solution over the AX ERP solution, a $2.5 decrease in personnel costs, a $1.5 million decrease in depreciation expense, a $1.3 million gain resulting from a class action settlement related to an industry wide DRAM indirect antitrust litigation and a $1.1 million decrease in M&A related expenses.

Net Interest Expense

Total net interest expense for 2016 increased to $6.1 million compared with $3.9 million in 2015. The $2.2 million increase in net interest expense was primarily due to higher average total outstanding borrowings and interest rate during 2016 compared to the same period in the prior year.

Income Tax Expense

We recorded an income tax expense of $11.1 million in 2016 compared to an income tax benefit of $11.4 million in 2015. Our effective tax rate was 38.7% and 38.8% for 2016 and 2015, respectively.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, was $0.3 million in 2015 and none in 2016.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Year Ended December 31,
	2015		2014
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,365,384	82%	$1,141,661	84%	$223,723	20%
Public Sector	279,603	17	214,723	16	64,880	30
Canada	16,987	1	—	—	16,987	—
Corporate & Other	(26)	—	(22)	—	(4)	NM (1)
Consolidated	$1,661,948	100%	$1,356,362	100%	$305,586	23%

(1) Not meaningful.

Consolidated net sales were $1,661.9 million in 2015 compared to $1,356.4 million in 2014, an increase of $305.5 million, which was primarily due to the addition of sales from our 2015 acquisitions, partially offset by a continued impact of a shift in sales mix towards products reported on a net basis. Consolidated sales of services were $123.1 million in 2015 compared to $117.0 million in 2014, an increase of $6.1 million, or 5%, and represented 7% and 9% of net sales in 2015 and 2014, respectively.

Commercial segment net sales were $1,365.4 million in 2015 compared to $1,141.7million in 2014, an increase of $223.7 million, or 20%. The increase in Commercial net sales was primarily due to the addition of sales from our 2015 acquisitions, partially offset by a continued impact of a shift sales mix towards products reported on a net basis. Sales of services in the Commercial segment decreased by $2.6 million, or 2%, to $108.2 million in 2015 from $110.8 million in 2014, and represented 8% and 10% of Commercial net sales in 2015 and 2014, respectively.

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

Operating Profit (Loss)

The following table presents our operating profit and operating profit margin, by segment, for the periods presented (in thousands):

	Year Ended December 31,						Change in
	2015		2014				Operating
	Operating	Operating Profit	Operating	Operating Profit	Change in Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin	Profit (Loss)	Margin	$	%	%
Commercial	$59,479	4.4%	$59,319	5.2%	$160	—%	(0.8)%
Public Sector	10,020	3.6	8,349	3.9	1,671	20	(0.3)
Canada	591	3.5	—	—	591	—	3.5
Corporate & Other(1)	(95,572)	(5.8)	(51,963)	(3.8)	(43,609)	84	(2.0)
Consolidated	$(25,482)	(1.5)%	$15,705	1.2%	$(41,187)	(262)%	(2.7)%

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating loss was $25.5 million in 2015 compared to operating profit of $15.7 million in 2014, a decrease of $41.2 million, or 262%. The decrease in consolidated operating profit included a $25.4 million non-cash charge related to the write-off of internally developed software related to our upcoming ERP and CRM systems, in favor of the ERP and CRM systems already configured and in production at En Pointe, a $5.3 million increase in special charges, which included acquisition related fees, lease vacancy costs and severance costs and a reduction in profit in our federal business associated with the reduced sales under a federal contract vehicle.

Commercial operating profit was $59.5 million in 2015 compared to $59.3 million in 2014, an increase of $0.2 million. The increase in Commercial operating profit was primarily due to the addition of our 2015 acquisitions, partially offset by investments in our legacy business in sales and software related personnel.

Public Sector operating profit was $10.0 million in 2015 compared to $8.3 million in 2014, an increase of $1.7 million or 20%. The increase in Public Sector operating profit was primarily due to the addition of En Pointe, partially offset by a decrease in our federal government business gross profit associated with the reduced sales under a federal contract vehicle.

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

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes, was $0.3 million in 2015 compared to $1.6 million in 2014, a decrease of $1.3 million.

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

We had cash and cash equivalents of $7.2 million at December 31, 2016 and $11.2 million at December 31, 2015. Our negative working capital decreased by $7.2 million to a negative working capital of $2.0 million at December 31, 2016 from negative working capital of $9.2 million at December 31, 2015.

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, and again amended in April 2015 and increased to a total of $30 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We did not repurchase any shares of our common stock under this program during the three months ended December 31, 2016. We repurchased a total of 405,698 shares of our common stock under this program during the year ended December 31, 2016 for a total cost of approximately $3.5 million. From the inception of the program in October 2008 through December 31, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At December 31, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which receives the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extends through fiscal year 2016, we are required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of December 31, 2016, we had a total accrued receivable of $4.0 million related to 2015 and 2016. We filed our 2015 claim in late 2016, and we expect to file our 2016 claim in late 2017. We expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided by operating activities was $95.6 million in 2016 compared to net cash used by operating activities of $52.4 million in 2015 and net cash provided by operating activities of $73.3 million in 2014.

The $95.6 million of net cash provided by operating activities in 2016 was primarily the result of our net income adjusted for depreciation and amortization, an increase in accounts payable of $87.7 million relating to timing of payables, partially offset by a $25.6 million increase in inventory and a $17.4 million increase in accounts receivable.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $10.9 million in 2016, $66.2 million in 2015 and $26.7 million in 2014.

The $10.9 million of net cash used in investing activities in 2016 was primarily related to $8.7 million of capital expenditures, $1.5 million related to the acquisition of Stratiform in December 2016 and $0.5 million of incremental acquisition-related investments.

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

Cash Flows from Financing Activities. Net cash used in financing activities was $89.1 million in 2016 compared to net cash provided by financing activities of $122.2 million in 2015 and net cash used in financing activities of $47.2 million in 2014.

The $89.1 million of net cash used in financing activities in 2016 was primarily related to $55.0 million of net payments on our line of credit, $13.1 million of earn-out liability payments and a $13.1million decrease in book overdraft.

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

Debt. The following table sets forth our outstanding debt as of the periods presented (in thousands):

	At December 31,
	2016		2015
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2019(1)	$107,396		$162,439
Note payable, LIBOR plus 1.50%, maturing in March 2019(1)	8,293		9,848
Note payable, LIBOR plus 1.50%, maturing in March 2019(1)	1,392		1,653
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,601	(2)	4,799	(2)
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,137		4,365
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	525		2,569
Note payable, LIBOR plus 2.25%, maturing in January 2020	7,107		7,416
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in November 2017	8,113		8,515
Other note payable, maturing in August 2018	351		—
Total	141,915		201,604
Less: Total current debt	123,165		180,150
Total non-current debt	$18,750		$21,454

(1)	The Second Amendment to our credit facility described below extended the maturity date to March 2021.
(2)	This note payable, related to the Irvine Property, has been presented on our Consolidated Balance Sheet as “Note payable related to asset held for sale” and is included as current debt. See Note 5 to the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for more information regarding the Irvine Property.

The following table sets forth the maturities of our outstanding debt balance as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Total long-term debt obligations	$15,769	$2,529	$8,534	$2,045	$5,037	$605	$34,519
Revolving credit facility	107,396	—	—	—	—	—	107,396
Total	$123,165	$2,529	$8,534	$2,045	$5,037	$605	$141,915

Line of Credit and Related Notes

We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent (the “Lenders”). On July 7, 2016, we entered into a First Amendment to the Fourth Amended Loan Agreement (the “First Amendment”) with the Lenders and on February 24, 2017, we entered into a Second Amendment to the Fourth Amended Loan Agreement (the “Second Amendment”) with the Lenders.

As amended to date, the terms of our credit facility provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (v) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2016, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2016, we had $130.2 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintained two sub-lines under our revolving credit facility secured by the two parcels of real property we own in Santa Monica, California, each with a limit of $9.8 million and $1.7 million, as provided by the Fourth Amended Loan Agreement. The $9.8 million sub-line had a monthly principal amortization of $129,583 and the $1.7 million sub-line has a monthly principal amortization of $21,750, both bearing interest at the same rate as our revolving credit facility. The Second Amendment replaced these two sub-lines with a single sub-line under our revolving credit facility with a limit of $12.5 million, and has a monthly amortization of $149,083. The Second Amendment also provides for a new sub-line in the amount of $2.2 million secured by our property located in Woodbridge, Illinois, and has a monthly amortization of $26,250.

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

At December 31, 2016, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.39%.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2016 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt obligations (a)	$34,519	$15,769	$11,063	$7,082	$605
Purchase obligations (b)	15,905	13,044	2,642	219	—
Operating lease obligations	85,194	5,843	8,480	66,302	4,569
Capital lease obligations	1,955	1,255	629	71	—
Total contractual obligations	$137,573	$35,911	$22,814	$73,674	$5,174

Other commercial commitments (c):
Line of credit (a)	$107,396	$107,396	$—	$—	$—

(a)	Long-term debt obligations and line of credit exclude interest, which is based on a variable rate tied to the prime rate or LIBOR plus a variable spread, at our option.
(b)	Purchase obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).
(c)	We had $12.9 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2016. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2016.

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

We have made significant progress in the configuration and implementation of the SAP platform. We anticipate migration of a significant portion of our legacy systems to the SAP platform throughout the remainder of 2017 and completion of the project in 2018 with a total expected capitalized cost of under $5 million.

In addition to costs related to the upgrade of our ERP systems, we expect to make periodic upgrades to our IT systems on an ongoing basis.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 10 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the year ended December 31, 2016 other than employee compensation arrangements in the ordinary course of business.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of impact of recently issued accounting standards, see Part II, Item 8, Note 2 of the Notes to the Consolidated Financial Statements of this report under “Recent Accounting Pronouncements.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At December 31, 2016, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2016. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2016, we had $107.4 million outstanding under our line of credit and $33.6 million outstanding under our notes payable with variable interest rates. As of December 31, 2016, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.4 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of December 31, 2016, we did not have material foreign currency or overall currency exposure.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PCM, Inc.

El Segundo, California

We have audited the accompanying consolidated balance sheets of PCM, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCM, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 16, 2017

PCM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,172	$11,176
Accounts receivable, net of allowances of $832 and $558	358,949	341,018
Inventories	80,872	55,386
Prepaid expenses and other current assets	16,250	17,880
Deferred income taxes	3,585	4,425
Asset held for sale	5,812	5,812
Total current assets	472,640	435,697
Property and equipment, net	56,352	56,774
Goodwill	83,388	80,552
Intangible assets, net	15,074	20,807
Deferred income taxes	508	939
Other assets	4,994	5,404
Total assets	$632,956	$600,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276,524	$201,524
Accrued expenses and other current liabilities	63,930	51,580
Deferred revenue	10,960	11,455
Line of credit	107,396	162,439
Notes payable — current	11,168	12,912
Note payable related to asset held for sale	4,601	4,799
Current liabilities of discontinued operations	79	153
Total current liabilities	474,658	444,862
Notes payable	18,750	21,454
Other long-term liabilities	7,039	20,289
Deferred income taxes	4,038	4,053
Total liabilities	504,485	490,658
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,465,567 and 16,007,613 shares issued; 11,967,202 and 11,914,946 shares outstanding	16	16
Additional paid-in capital	127,777	122,932
Treasury stock, at cost: 4,498,365 and 4,092,667 shares	(26,934)	(23,326)
Accumulated other comprehensive loss	(639)	(765)
Retained earnings	28,251	10,658
Total stockholders’ equity	128,471	109,515
Total liabilities and stockholders’ equity	$632,956	$600,173

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net sales	$2,250,587	$1,661,948	$1,356,362
Cost of goods sold	1,931,786	1,437,621	1,164,295
Gross profit	318,801	224,327	192,067
Selling, general and administrative expenses	284,010	249,809	176,362
Operating profit (loss)	34,791	(25,482)	15,705
Interest expense, net	6,083	3,860	3,180
Income (loss) from continuing operations before income taxes	28,708	(29,342)	12,525
Income tax expense (benefit)	11,115	(11,394)	5,490
Income (loss) from continuing operations	17,593	(17,948)	7,035
Loss from discontinued operations, net of taxes	—	(310)	(1,570)
Net income (loss)	$17,593	$(18,258)	$5,465

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$1.49	$(1.49)	$0.57
Loss from discontinued operations, net of taxes	—	(0.03)	(0.12)
Net income (loss)	$1.49	$(1.52)	$0.45

Diluted EPS:
Income (loss) from continuing operations	$1.40	$(1.49)	$0.55
Loss from discontinued operations, net of taxes	—	(0.03)	(0.13)
Net income (loss)	$1.40	$(1.52)	$0.42

Weighted average number of common shares outstanding:
Basic	11,847	12,049	12,251
Diluted	12,528	12,049	12,881

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$17,593	$(18,258)	$5,465
Other comprehensive income (loss):
Foreign currency translation adjustments	126	(1,706)	(875)
Total other comprehensive income (loss)	126	(1,706)	(875)
Comprehensive income (loss)	$17,719	$(19,964)	$4,590

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Retained
	Common Stock		Paid-in	Treasury	Comprehensive	Earnings
	Outstanding	Amount	Capital	Stock	Income (loss)	(Loss)	Total
Balance at December 31, 2013	11,791	$15	$115,801	$(15,321)	$1,816	$23,451	$125,762
Stock option exercises, RSUs vested and related income tax benefit	706	1	3,612		—	—	3,613
Stock-based compensation expense	—	—	1,502	—	—	—	1,502
Purchases of common stock under a stock repurchase program	(229)	—	—	(2,151)	—	—	(2,151)
Net income	—	—	—	—	—	5,465	5,465
Other comprehensive loss	—	—	—	—	(875)	—	(875)
Balance at December 31, 2014	12,268	16	120,915	(17,472)	941	28,916	133,316
Stock option exercises, RSUs vested and related income tax benefit	249	—	428		—	—	428
Stock-based compensation expense	—	—	1,589	—	—	—	1,589
Purchases of common stock under a stock repurchase program	(602)	—	—	(5,854)	—	—	(5,854)
Net loss	—	—	—	—	—	(18,258)	(18,258)
Other comprehensive loss	—	—	—	—	(1,706)	—	(1,706)
Balance at December 31, 2015	11,915	16	122,932	(23,326)	(765)	10,658	109,515
Stock option exercises, RSUs vested and related income tax benefit	458	—	2,884		—	—	2,884
Stock-based compensation expense	—	—	1,961	—	—	—	1,961
Purchases of common stock under a stock repurchase program	(406)	—	—	(3,608)	—	—	(3,608)
Net income	—	—	—	—	—	17,593	17,593
Other comprehensive income	—	—	—	—	126	—	126
Balance at December 31, 2016	11,967	$16	$127,777	$(26,934)	$(639)	$28,251	$128,471

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$17,593	$(18,258)	$5,465
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,784	12,217	11,893
Write-off of software work in process	37	25,427	—
Provision for deferred income taxes	1,248	(9,775)	2,987
Excess tax benefit related to stock option exercises	(895)	(231)	(293)
Non-cash stock-based compensation	1,961	1,589	1,502
Change in operating assets and liabilities:
Accounts receivable	(17,421)	(126,981)	(3,545)
Inventories	(25,557)	1,663	66,267
Prepaid expenses and other current assets	1,770	(629)	(1,334)
Other assets	1,020	837	855
Accounts payable	87,702	54,314	(8,576)
Accrued expenses and other current liabilities	12,948	6,317	(2,593)
Deferred revenue	(572)	1,074	636
Total adjustments	78,025	(34,178)	67,799
Net cash provided by (used in) operating activities	95,618	(52,436)	73,264
Cash Flows From Investing Activities
Acquisition of assets of En Pointe	—	(17,295)	—
Acquisition of Acrodex, net of cash acquired	(93)	(13,566)	—
Acquisition of assets of Systemax	(400)	(14,000)	—
Acquisition of Stratiform	(1,584)	—	—
Purchases of property and equipment	(8,705)	(21,380)	(26,666)
Net cash used in investing activities	(10,782)	(66,241)	(26,666)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	(55,043)	109,644	(57,704)
Borrowings under notes payable	526	17,695	13,734
Payments under notes payable	(5,173)	(4,686)	(2,487)
Change in book overdraft	(13,131)	16,387	(98)
Payments of earn-out liability	(13,058)	(8,938)	—
Payments of obligations under capital leases	(2,425)	(2,394)	(2,625)
Proceeds from stock issued under stock option plans	2,541	907	3,887
Payments for deferred financing costs	(653)	(760)	(30)
Common shares repurchased and held in treasury	(3,608)	(5,854)	(2,151)
Excess tax benefit related to stock option exercises	895	231	293
Capital lease proceeds	—	—	—
Net cash provided by (used in) financing activities	(89,129)	122,232	(47,181)
Effect of foreign currency on cash flow	289	(1,271)	(517)
Net change in cash and cash equivalents	(4,004)	2,284	(1,100)
Cash and cash equivalents at beginning of the period	11,176	8,892	9,992
Cash and cash equivalents at end of the period	$7,172	$11,176	$8,892
Supplemental Cash Flow Information
Interest paid	$5,373	$3,619	$3,353
Income taxes paid (refund), net	7,332	(4,960)	6,184
Supplemental Non-Cash Investing and Financing Activities
Accrued earn-out liability related to En Pointe acquisition	$—	$38,625	$—
Accrued earn-out liability related to Stratiform acquisition	326	—	—
Financed purchase of property and equipment	777	895	2,332

See Notes to the Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PCM, Inc. is a leading multi-vendor provider of technology solutions, including hardware products, software and services, offered through our dedicated sales force and field service teams and direct marketing channels. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Ingram Micro, Lenovo, Microsoft and Tech Data. We add additional value by incorporating products and services into comprehensive solutions. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

We currently operate in three reportable segments: Commercial, Public Sector and Canada. Our segments are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other.

In February 2016, we transitioned out nearly the entire management overhead of our MacMall business, thinned out its cost structure and brought it under the management and supervision of our Commercial segment. All historical segment financial information provided herein has been revised to reflect this revised operating segment.

Also, in connection with our acquisitions of Acrodex and certain assets of Systemax’s North American Technology Group in the fourth quarter of 2015 and our resulting entrance into selling technology solutions in the Canadian market, we formed a new operating segment called Canada. This segment includes our operations related to these Canadian market activities, beginning as of the respective dates of these acquisitions.

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment at the time, as discontinued operations for all periods presented herein in our Consolidated Balance Sheets and Consolidated Statements of Operations.

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in Manila, Philippines. In 2016, we generated approximately 77% of our revenue in our Commercial segment, 16% of our revenue in our Public Sector segment and 7% of our revenue in our Canada segment.

Our Commercial segment sells complex technology solutions to commercial businesses in the United States, using multiple sales channels, including a field relationship-based selling model, an outbound phone based sales force, a field services organization and online extranets.

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

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less and credit card receivables with settlement terms less than 5 days are considered cash equivalents. Amounts due from credit card processors classified as cash totaled $4.6 million and $3.2 million at December 31, 2016 and 2015. Checks issued but not presented for payment to the bank, net of available cash subject to a right of offset, totaling $5.4 million and $18.3 million as of December 31, 2016 and 2015 were included in “Accounts payable” in our Consolidated Balance Sheets. Our cash management programs result in utilizing available cash to pay down our line of credit.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of our accounts receivable (in thousands):

	At December 31,
	2016	2015
Trade receivables	$320,321	$296,795
Vendor receivables	35,482	40,530
Other receivables	3,978	4,251
Total gross accounts receivable	359,781	341,576
Less: Allowance for doubtful accounts receivable	(832)	(558)
Accounts receivable, net	$358,949	$341,018

For the years ended December 31, 2016 and 2015, “Vendor receivables” presented above included $22.6 million and $19.1 million, respectively, of unbilled receivables relating to vendor consideration, which is described above under “Cost of Goods Sold.”

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. No customer accounted for more than 10% of trade accounts receivable at December 31, 2016 and 2015. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We have historically incurred credit losses within management’s expectations. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. As such, inventories include goods-in-transit to customers at December 31, 2016 and 2015.

A substantial portion of our business is dependent on sales of Cisco, HP Inc., Microsoft and products purchased from other vendors including Apple, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Years Ended December 31,
	2016	2015	2014
Microsoft	$15%	14%	10%
HP Inc.	10	11	18
Cisco	9	10	6

Advertising Costs

Our advertising expenditures are expensed in the period incurred. Total net advertising expenses, which were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $4.2 million, $4.4 million and $4.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.

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

We had $4.2 million and $4.8 million of remaining unamortized internally developed software at December 31, 2016 and 2015, respectively.

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. At October 1, 2016, our goodwill resided in our Abreon, Commercial Technology, Public Sector and Canada reporting units.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2016. Our annual impairment analysis excluded goodwill associated with the Stratiform acquisition made during the fourth quarter of 2016, as its purchase price allocation was completed subsequent to the analysis date, and no impairment triggering events have occurred. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2016, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In addition, the fair value of our indefinite-lived trademark was determined using the relief from royalty method under the income approach to value. This method applies a market based royalty rate to projected revenues that are associated with the trademarks. Applying the royalty rate to projected revenues resulted in an indication of the pre-tax royalty savings associated with ownership of the trademarks. Projected after-tax royalty savings were discounted to present value at the reporting unit’s weighted average cost of capital, and a tax amortization benefit (calculated based on a 15-year life for tax purposes) was added.

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2016. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon, Commercial Technology, Public Sector and Canada reporting units exceeding their respective carrying values by 80%, 79%, 130% and 168% and, accordingly, we were not required to perform the second step of the goodwill evaluation. We had $7.2 million, $62.5 million, $8.3 million and $5.3 million of goodwill as of October 1, 2016 residing in our Abreon, Commercial Technology, Public Sector and Canada reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2016, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 15% as of October 1, 2016. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2016 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2016 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

We estimate the grant date fair value of each stock option grant awarded using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require use of accounting judgment and financial estimates. We compute the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk-free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We estimate an annual forfeiture rate based on our historical forfeiture data, which rate will be revised, if necessary, in future periods if actual forfeitures differ from those estimates. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Foreign Currency Translation

The local currency of our foreign operations is their functional currency. The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with ASC 830-30. Accordingly, the assets and liabilities of our Canadian and Philippine subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. All transaction gains or losses are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations, and recorded a gain of $0.2 million and losses of $0.7 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplified the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for public companies for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the effects that the adoption of ASU 2017-04 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides a more robust framework to use in determining when a set of assets and activities is a business. ASU 2017-01 provides a more narrow definition of what is referred to as outputs and align it with how outputs are described in Topic 606 in order to narrow the broad interpretations of the definition of a business. ASU 2017-01 is effective for public companies in their annual periods beginning after December 15, 2017, including interim periods within those periods. We are currently evaluating the effects that the adoption of ASU 2017-01 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate the diversity in practice related to classification of eight types of cash flows. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the effects that the adoption of ASU 2016-15 will have on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, but may be adopted in earlier interim or annual financial statement reporting periods. ASU 2015-17 may be applied either prospectively or retrospectively. We will adopt ASU 2015-17 on a retrospective basis during the first quarter of 2017. As a result of the adoption, current deferred tax assets of $4.7 million and current deferred tax liabilities of $1.7 million included in our balance sheet as of December 31, 2016 will be reclassified to noncurrent. There will be no impact on our results of operations or our cash flows as a result of the adoption of ASU 2015-17.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of the standard on our consolidated financial statements and plan to adopt ASU 2015-11 during our quarterly period ending March 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under GAAP and eliminate industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. The ASU, as amended, will be effective beginning in the first quarter of 2018, and allows for early adoption in the first quarter of 2017. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively by recognizing the cumulative effect of initially applying the guidance to all contracts existing at the date of initial application (the modified retrospective method). We are currently assessing all potential impacts of the standard on our contract portfolio by reviewing the current accounting policies and practices utilized to identify potential differences that would result from applying the requirements of the new standard to our various contracts. We will adopt the guidance on January 1, 2018 and will not early adopt. We currently prefer to adopt the standard using the full retrospective method; however, our ability to do so is dependent on many factors, including the completion of our analysis of information necessary to recast prior period financial statements. Based on these and other factors, we may decide to use the cumulative catch-up transition method.

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

3. Acquisitions

Stratiform

On December 29, 2016, we completed the acquisition of Stratiform, Inc. for C$2.1 million in cash (or $1.6 million). Stratiform is an industry-leading provider of cloud IT solutions that include consulting, professional and managed services to clients across Canada. As part of the Stratiform acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2017, 2018 and 2019 (each year the “measurement period”), and payable 90 days in arrears following each measurement period. As of December 31, 2016, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out periods to be approximately $0.7 million, of which we have included $0.3 million in each of “Accrued expenses and other current liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheet as of December 31, 2016.

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

In January 2016, we exercised an option in our purchase agreement and paid $0.4 million related to our purchase of additional customer list information, which was recorded as an increase to goodwill associated with the Systemax assets acquisition. As of December 31, 2016, we have finalized the fair value determination and purchase price allocation for the Systemax acquisition, and there has been no other change to the preliminary accounting for the Systemax acquisition and the related purchase price allocation.

Based on the final purchase price allocation, we recorded the following fair values of the certain assets acquired and liabilities assumed at the date of the Systemax asset acquisition (in thousands):

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
(4)	This goodwill acquired as part of the Acrodex acquisition is recorded as part of our Canada segment, and it is not deductible for tax purposes

Following the completion of the acquisition on December 1, 2015, the results of our TigerDirect operations, which generated $12.5 million of net sales and $0.7 million of operating profit since the date of acquisition, have been included in the results of our Commercial, Public Sector and Canada operating segments for the year ended December 31, 2015.

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

The accounting for the acquisition of Acrodex was finalized as of September 30, 2016. We have finalized the final fair value determination and purchase price allocation for the Acrodex acquisition, and there has been no other change to the preliminary accounting for the Acrodex acquisition and the related purchase price allocation. Based on the final purchase price allocation, we recorded the following estimated fair values of the certain assets acquired and liabilities assumed at the date of the Acrodex acquisition (in thousands):

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

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is the largest acquisition by PCM to date based on revenues, and is expected to significantly enhance PCM’s relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of December 31, 2016, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million, representing no change from December 31, 2015. During 2016 and 2015, we made $13.1 million and $8.9 million, respectively, of earn-out payments to the sellers of En Pointe. The fair value of this contingent consideration is determined and accrued based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, the Company developed its own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration as of December 31, 2016 and 2015 include projected gross profit values of En Pointe and the weighted average cost of capital, which was determined to be 13%. The undiscounted estimate of the range of outcomes for the earn-out liability is approximately $10.0 million to $76.9 million.

The accounting for the acquisition of En Pointe was finalized as of December 31, 2015. The purchase price has been allocated to the acquired assets and assumed liabilities, which include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities, based on estimated fair values as of the date of acquisition. Based on the final purchase price allocation, we recorded the following estimated fair values of the certain assets acquired and liabilities assumed at the date of the En Pointe acquisition (in thousands):

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

As of December 31, 2016, we had $13.3 million and $3.4 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Consolidated Balance Sheets. As of December 31, 2015, we had $13.2 million and $16.5 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Consolidated Balance Sheets. We recorded approximately $2.3 million and $1.0 million of amortization expense during the years ended December 31, 2016 and 2015, respectively, related to the $8.4 million of intangible assets acquired in the En Pointe transaction.

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

In January 2015, we completed the purchase of certain real property in Lewis Center, Ohio for approximately $6.6 million. We paid approximately $2.2 million in cash and financed $4.575 million with a long-term note. The $4.575 million term note provides for a five-year term with a 25 year principal amortization period that began in February 2015, and bears interest at a variable rate of LIBOR plus 2.25%. The real property includes approximately 12.4 acres of land together with a building for office and warehouse space of approximately 144,000 square feet. Certain of our subsidiaries were tenants of the building, which are continuing to use the office and warehouse space.

For more information on the financing arrangements on the real estate transactions discussed above, see Note 8 below.

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

At December 31, 2016, a total of 1,413,762 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2016 have been Nonstatutory Stock Options. We satisfy stock option exercises and vesting of RSUs with newly issued shares.

Stock-Based Compensation

For the years ended December 31, 2016, 2015 and 2014, we recognized stock-based compensation expense of $2.0 million, $1.6 million and $1.5 million, respectively, in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, and related deferred income tax benefits of $0.8 million, $0.6 million and $0.7 million, respectively.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2016, 2015 and 2014 using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. We compute the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2016	2015	2014
Risk free interest rate	1.45%	1.67%	1.79%
Expected volatility	44%	46%	62%
Expected term (in years)	6	5	6
Expected dividend yield	None	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2016 and stock options outstanding and exercisable at December 31, 2016 for the above plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Number	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2015	1,872,855	$7.64
Granted	372,750	10.98
Exercised	(375,255)	6.84
Forfeited	(44,025)	10.36
Expired/cancelled	(26,600)	9.18
Outstanding at December 31, 2016	1,799,925	8.41	3.83	$25,352
Exercisable at December 31, 2016	1,242,475	7.58	2.98	18,533

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 30, 2016, which was $22.50.

	Years Ended December 31,
	2016	2015	2014
Weighted average grant-date fair value of options granted during the period	$4.74	$4.20	$5.79
Total intrinsic value of options exercised during the period (in thousands)	3,391	1,526	3,115
Total fair value of shares vested during the period (in thousands)	767	898	1,124

As of December 31, 2016, there was $2.2 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize these costs over a weighted average period of 3.6 years.

Restricted Stock Units

We estimate the fair value of RSU awards based on the closing stock price of our common shares on the date of grant. The following table summarizes our RSU activity during the year ended December 31, 2016 issued under the above plans:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	391,600	$9.30
Granted	109,000	10.05
Vested and distributed	(99,000)	9.37
Forfeited	(20,000)	8.99
Expired	(2,000)	0.69
Non-vested at December 31, 2016	379,600	9.56

The weighted average grant-date fair value of RSUs granted during the year ended December 31, 2015 and 2014 was $9.66 and $9.48, respectively.

As of December 31, 2016, there was $2.8 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 3.36 years.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2016	2015
Computers, software, machinery and equipment	$71,769	$72,066
Leasehold improvements	7,848	7,839
Furniture and fixtures	6,898	6,313
Building and improvements	23,786	23,786
Land	12,852	12,852
Software development and other equipment in progress	2,581	1,695
Subtotal	125,734	124,551
Less: Accumulated depreciation and amortization	(69,382)	(67,777)
Property and equipment, net	$56,352	$56,774

We capitalized interest costs of approximately $40,000 and $0.5 million in 2016 and 2015, respectively, relating to internally developed software costs during development. Capitalized interest costs in 2015 were also related to the construction of our data center in New Albany, Ohio. Depreciation and amortization expense for property and equipment, including fixed assets under capital leases, for the years ended December 31, 2016, 2015 and 2014 totaled $9.9 million, $10.9 million and $10.3 million.

In September 2015, we listed our real property located in Irvine, California for sale. Under a broker agreement, the Irvine Property is available for immediate sale in its present condition. The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and we believe the fair value exceeds the carrying value. We have classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Asset held for sale” at December 31, 2016 and 2015, and $4.6 million and $4.8 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively.

Throughout 2016 and 2015, we entered into capital lease schedules with a bank totaling approximately $0.8 million and $1.2 million, respectively. The capital leases are primarily related to the data center we constructed in New Albany, Ohio and various furniture and equipment additions at our El Segundo, California corporate headquarters office. The capital lease schedules entered into in 2016 and 2015 have terms ranging from one to five years. See Note 10 below for information related to capital lease obligations. At December 31, 2016, we had a total of $2.0 million under our capital lease obligations, of which $1.3 million was included as part of “Accrued expenses and other current liabilities” and $0.7 million was included as part of “Other long-term liabilities” on our Consolidated Balance Sheets.

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

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of goodwill was as follows (in thousands) by segment:

	Commercial	Public Sector	Canada	Total
Balance at December 31, 2015	$69,335	$8,322	$2,895	$80,552
Additional goodwill related to Acrodex acquisition	—	—	329	329
Additional goodwill related to Systemax asset acquisition	400	—	—	400
Goodwill related to Stratiform acquisition	—	—	2,031	2,031
Foreign currency translation	—	—	76	76
Balance at December 31, 2016	$69,735	$8,322	$5,331	$83,388

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At December 31, 2016				At December 31, 2015
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$7,691	(1)	$1,901	$5,790	$7,675	(1)	$585	$7,090
Customer relationships	15	13,369		5,480	7,889	13,299		1,587	11,712
Non-compete agreements	4	2,361		966	1,395	2,354		349	2,005
Total intangible assets		$23,421		$8,347	$15,074	$23,328		$2,521	$20,807

(1)	Included in the total amount for “Patent, trademarks & URLs” at December 31, 2016 and 2015 are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was $5.8 million, $1.3 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated amortization expense for intangible assets in each of the next five years and thereafter, as applicable, as of December 31, 2016 is as follows: $4.1 million in 2017, $2.9 million in 2018, $1.8 million in 2019, $1.3 million in 2020 and $2.1 million thereafter.

7. Discontinued Operations

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment, as discontinued operations for all periods presented herein. The revenues, operating and non-operating results of the discontinued operations are reflected in a single line item entitled “Loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations, and the related liabilities are presented in our Consolidated Balance Sheets in a line item entitled “Current liabilities of discontinued operations” for all periods presented herein.

The carrying amounts of major classes of assets and liabilities that have been included in such balance sheet line items, as described above, in our Consolidated Balance Sheets were as follows (in thousands):

	At December 31,
	2016	2015
Accounts payable	$59	$117
Accrued expenses and other current liabilities	20	36
Current liabilities of discontinued operations	$79	$153

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Consolidated Statements of Operations were as follows (in thousands):

	Years Ended December 31,
	2015	2014
Net sales	$(4)	$29,746

Loss before income taxes	$(507)	$(2,795)
Income tax benefit	(197)	(1,225)
Loss from discontinued operations, net of taxes	$(310)	$(1,570)

8. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	At December 31,
	2016		2015
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2019(1)	$107,396		$162,439
Note payable, LIBOR plus 1.50%, maturing in March 2019(1)	8,293		9,848
Note payable, LIBOR plus 1.50%, maturing in March 2019(1)	1,392		1,653
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,601	(2)	4,799	(2)
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,137		4,365
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	525		2,569
Note payable, LIBOR plus 2.25%, maturing in January 2020	7,107		7,416
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in November 2017	8,113		8,515
Other note payable, maturing in August 2018	351		—
Total	141,915		201,604
Less: Total current debt	123,165		180,150
Total non-current debt	$18,750		$21,454

(1)	The Second Amendment described below in Note 15 extended the maturity date to March 19, 2021.
(2)	This note payable, related to the Irvine Property, has been presented on our Consolidated Balance Sheet as “Note payable related to asset held for sale” and is included as current debt. See Note 5 above for more information regarding the Irvine Property.

The following table sets forth the maturities of our outstanding debt balance as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Total long-term debt obligations	$15,769	$2,529	$8,534	$2,045	$5,037	$605	$34,519
Revolving credit facility	107,396	—	—	—	—	—	107,396
Total	$123,165	$2,529	$8,534	$2,045	$5,037	$605	$141,915

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2016, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2016, we had $130.2 million available to borrow for working capital advances under the line of credit.

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

At December 31, 2016, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.39%.

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

9. Income Taxes

“Income (loss) from continuing operations before income taxes” in the Consolidated Statements of Operations included the following components for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
U.S.	$23,818	$(30,402)	$11,533
Foreign	4,890	1,060	992
Income (loss) from continuing operations before income taxes	$28,708	$(29,342)	$12,525

“Income tax expense (benefit)” in the Consolidated Statements of Operations consisted of the following for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current
Federal	$7,008	$(2,616)	$260
State	949	81	405
Foreign	1,910	719	613
Total — Current	9,867	(1,816)	1,278
Deferred
Federal	1,346	(8,303)	3,847
State	269	(1,155)	545
Foreign	(367)	(120)	(180)
Total — Deferred	1,248	(9,578)	4,212
Income tax expense (benefit)	$11,115	$(11,394)	$5,490

We recorded income tax benefits of $0.2 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively, related to our discontinued operations.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to “Income (loss) from continuing operations before income taxes” due to the effects of the following:

	Years Ended December 31,
	2016	2015	2014
Expected taxes at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8	3.2	7.6
Research tax credits	(0.2)	2.8	—
Change in valuation allowance	(0.7)	(0.4)	(1.9)
Non-deductible business expenses	1.5	(1.2)	2.8
Foreign rate differential	(1.4)	0.3	(0.8)
Other	0.7	(0.9)	1.1
Total	38.7%	38.8%	43.8%

The significant components of deferred tax assets and liabilities were as follows (in thousands):

	At December 31,
	2016	2015
Deferred tax assets :
Accounts receivable	$287	$215
Inventories	567	111
Deferred revenue	341	187
Accrued expenses and reserves	4,064	3,946
Stock based compensation	2,277	2,697
Tax credits and loss carryforwards	1,610	4,372
Other	9	15
Total gross deferred tax assets	9,155	11,543
Less: Valuation allowance	(711)	(911)
Total deferred tax assets	8,444	10,632

Deferred tax liabilities:
Property and equipment	(4,638)	(5,102)
Intangibles	(2,196)	(2,550)
Foreign employment tax subsidy	(1,083)	(1,178)
Prepaid expenses	(881)	(914)
Other	(198)	(168)
Total deferred tax liabilities	(8,996)	(9,912)
Net deferred tax assets (liabilities)	$(552)	$720

The table of deferred tax assets does not include certain deferred tax assets as of December 31, 2015 which arose from tax deductions related to equity compensation which were greater than the compensation recognized for financial reporting. During the tax year ended December 31, 2016, the deferred tax assets were realized and equity was increased by $0.2 million. We apply ASC 740 ordering when determining when excess tax benefits have been realized.

The valuation allowance relates to certain state net operating loss carryforwards and other state deferred tax assets generated by subsidiaries in a cumulative loss position. The valuation allowance decreased by $0.2 million during the year ended December 31, 2016 primarily due to both utilization of state net operating losses and revaluing of state deferred tax assets.

Current deferred tax liabilities relating primarily to foreign employment tax subsidy of $0.6 million and $0.6 million at December 31, 2016 and 2015, respectively, included in the table above, were included as part of “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets.

At December 31, 2016, we had federal net operating loss carryforwards of $0.6 million, which begin to expire at the end of 2024, and state net operating loss carryforwards of $23.9 million, of which $0.5 million expire between 2017 and 2019, and the remainder expire between 2020 and 2031. Included in these amounts are $0.6 million of federal net operating loss carryforwards and $3.4 million of state net operating loss carryforwards which relate to an acquired subsidiary and are subject to annual limitations as to their use under IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited. At December 31, 2016, we had state research tax credits of $0.7 million, which have no expiration date.

Cumulative undistributed earnings of our Canadian subsidiaries for which no U.S. income taxes have been provided approximated $12.7 million at December 31, 2016. Deferred U.S. income taxes on these earnings have not been provided as these amounts are considered to be permanently reinvested. At the present time, it is not practicable to estimate the amount of tax that may be payable if these earnings were repatriated.

Unrecognized Tax Benefits

ASC 740 clarifies the accounting for uncertainty in tax positions by subscribing the recognition threshold a tax position is required to meet before being measured and then recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We elected to classify interest and penalties related to income tax liabilities, when applicable, as part of our “Interest expense, net” in our Consolidated Statements of Operations rather than as a component of income tax expense.

There were no unrecognized tax benefits during 2014. Activity relating to our unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Beginning balance	$420	$—
Additions to tax positions	54	420
Ending balance	$474	$420

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2016 and 2015, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2012, and state income tax examinations for years following 2011. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

As of December 31, 2016, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Operating lease obligations	$5,843	$4,523	$3,957	$3,260	$63,042	$4,569	$85,194
Capital lease obligations	1,255	321	308	71	—	—	1,955
Other commitments (1)(2)	13,044	1,614	1,028	219	—	—	15,905
Total minimum payments	$20,142	$6,458	$5,293	$3,550	$63,042	$4,569	$103,054

(1)	Other commitments consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).
(2)	We had $12.9 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2016. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2016.

For the years ended December 31, 2016, 2015 and 2014, total rent expense, net of sublease income, totaled $5.8 million, $4.2 million and $4.6 million, respectively. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

On December 5, 2016, Collab9, Inc. (formerly, En Pointe Technologies Sales, Inc.) filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of Delaware in New Castle County, Delaware. The action arises out of a March 12, 2015 Asset Purchase Agreement (“APA”) pursuant to which the Company acquired assets of Collab9’s information technology solutions business. Collab9’s complaint alleges that the Company breached the APA by failing to pay Collab9 the full amount of the periodic “earn-out” payments to which Collab9 is entitled under the APA. The complaint also alleges that the Company breached an obligation to cooperate with Collab9’s evaluation of its claim for breach of the APA’s earn-out provisions. The complaint does not specify the amount of damages Collab9 is seeking, but asserts that the amount of underpayment is “millions of dollars.” On February 8, 2017, the Company filed an answer to Collab9’s complaint in which the Company denied that it breached the APA and asserted that there is no merit in Collab9’s claim. The court has not yet established a schedule for pretrial proceedings or for trial on the merits of Collab9’s claim. The Company believes the claims are speculative and wholly without merit, and intends to vigorously defend the claims. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

The Company is currently assessing a number of counterclaims related to this lawsuit which include, without limitation, claims that sellers in the transaction intentionally breached representations and warranties in the APA. The counterclaims being assessed also include potential claims that sellers received, failed to disclose to the Company and retained after the closing certain vendor payments which are the property of the Company under the APA. At this time, the outcome of this matter is uncertain.

On January 13, 2017, Collab9 also filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of California for the County of Los Angeles. The complaint alleges that, in connection with the Company’s processing of transactions with certain customers whose contracts the Company purchased the rights to under the APA following the closing of the APA, the Company, without authorization, accessed and altered electronically stored data of which Collab9 claims to have retained ownership. It further alleges that, although Collab9 authorized the Company to access the data in question during a post-closing transition period, the Company continued to access and alter the data Collab9 claims to own after an alleged termination of such authorization, and, in so doing, violated California’s Computer Data Access and Fraud Act. The Company believes the claims are wholly without merit, and intends to vigorously defend the claims. On February 21, 2017, the Company moved to dismiss the case on the ground that the APA governs this dispute and contains a provision designating New Castle County, Delaware as the exclusive forum in which claims arising out of or relating to the APA may be brought. A hearing on the motion is scheduled for July 14, 2017. No other pretrial activities have been conducted or scheduled. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

11. Stockholders’ Equity

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, and again amended in April 2015 and increased to a total of $30 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We repurchased a total of 405,698 shares of our common stock under this program during the year ended December 31, 2016 for a total cost of approximately $3.5 million. From the inception of the program in October 2008 through December 31, 2016, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At December 31, 2016, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

12. Earnings Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 279,000 and 562,000 for the years ended December 31, 2016 and 2014 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive. For the year ended December 31, 2015, since we reported a loss from continuing operations, all potential shares totaling 553,000 were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the year ended December 31, 2015, had we reported income from continuing operations, approximately 466,000 common shares would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows for income from continuing operations (in thousands, except per share amounts):

	Income From Continuing Operations	Weighted Average Number of Common Shares Outstanding	Per Share Amounts
Year Ended December 31, 2016:
Basic EPS
Income from continuing operations	$17,593	11,847	$1.49
Effect of dilutive securities
Dilutive effect of stock-based awards	—	681
Diluted EPS
Adjusted income from continuing operations	$17,593	12,528	$1.40

Year Ended December 31, 2015:
Basic EPS
Loss from continuing operations	$(17,948)	12,049	$(1.49)
Effect of dilutive securities
Dilutive effect of stock-based awards	—	—
Diluted EPS
Adjusted loss from continuing operations	$(17,948)	12,049	$(1.49)

Year Ended December 31, 2014:
Basic EPS
Income from continuing operations	$7,035	12,251	$0.57
Effect of dilutive securities
Dilutive effect of stock-based awards	—	630
Diluted EPS
Adjusted income from continuing operations	$7,035	12,881	$0.55

13. Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. We make 25% matching contributions for amounts that do not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a five-year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $803,000, $661,900 and $545,000 in 2016, 2015 and 2014, respectively.

Stock Options and Restricted Stock Units Issued to Non-Employees

On May 20, 2016, our Compensation Committee approved and granted, under our 2012 Plan, the award of options to purchase 12,750 shares of our common stock to each of our non-employee members of our board for a total of 38,250 shares. These options were issued at an exercise price of $10.05 with a seven-year term and vest quarterly in equal amounts over a two-year term.

On each of May 20, 2015 and 2014, our Compensation Committee approved and granted, under our 2012 Plan, the award of 6,000 shares of restricted stock units to each of our three non-employee members of the board for a total award of 36,000 restricted stock units. The restricted stock units each vest annually in equal amounts over a two-year period from the respective dates of grant. See Note 4 for more information on our accounting for stock-based compensation.

14. Segment Information

Our three reportable operating segments - Commercial, Public Sector and Canada - are primarily aligned based upon their respective customer base. We include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. For more information on our reportable operating segments, see Note 1 above.

Summarized segment information for our continuing operations is as follows for the periods presented (in thousands):

	Commercial	Public Sector	Canada	Corporate & Other	Consolidated
Year Ended December 31, 2016
Net sales	$1,746,530	$353,497	$150,643	$(83)	$2,250,587
Gross profit	259,102	35,946	23,838	(85)	318,801
Depreciation and amortization expense(1)	6,491	1,162	1,320	6,811	15,784
Operating profit (loss)	81,220	14,163	3,994	(64,586)	34,791

Year Ended December 31, 2015
Net sales	$1,365,384	$279,603	$16,987	$(26)	$1,661,948
Gross profit	194,214	26,914	3,200	(1)	224,327
Depreciation and amortization expense(1)	3,472	326	67	8,352	12,217
Operating profit (loss)	58,479	10,020	591	(95,572)	(25,482)

Year Ended December 31, 2014
Net sales	$1,141,661	$214,723	$—	$(22)	$1,356,362
Gross profit	170,988	21,057	—	22	192,067
Depreciation and amortization expense(1)	2,532	45	—	8,070	10,647
Operating profit (loss)	59,319	8,349	—	(51,963)	15,705

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of December 31, 2016 and 2015, we had total consolidated assets of $633.0 million and $600.2 million. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S and Canada and other foreign countries. During the year ended December 31, 2016, approximately 6% of our gross billed sales were made to customers outside of the continental U.S. During the years ended December 31, 2015 and 2014, less than 1% of our gross billed sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our gross billed sales in each of the years ended December 31, 2016, 2015 and 2014.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2016	2015	2014
U.S.	$54,784	$55,338	$73,784
Philippines	163	131	201
Canada	1,405	1,305	383
Property and equipment, net	$56,352	$56,774	$74,368

15. Subsequent Event

On February 24, 2017, we and certain of our wholly-owned domestic subsidiaries (collectively, the “US Borrowers”) and certain of our Canadian subsidiaries (collectively, the “Canadian Borrowers”) entered into a Second Amendment to Fourth Amended and Restated Loan and Security Agreement (the “Second Amendment”) with certain lenders named therein (the “Lenders”) and Wells Fargo Capital Finance, LLC as administrative and collateral agent for the Lenders.

The Second Amendment provides for, among other things: (i) an increase in the Maximum Credit, as defined in the Fourth Amended Agreement, from $290,000,000 to $345,000,000; (ii) the addition of a sub-limit for Eligible Illinois Real Estate, as defined in the agreement for $2,205,000, reduced monthly beginning on March 1, 2017 by $26,250; (iii) the addition of a sub-limit for Eligible Santa Monica Real Estate, as defined in the agreement, replacing the previously provided sub-limits for both the Eligible Real Estate and Eligible Adjacent Real Estate, as defined in the agreement, for $12,523,000, reduced monthly beginning on March 1, 2017 by $149,083.33 and (iv) an extension of the Maturity Date from March 19, 2019 to March 19, 2021.

16. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (in thousands, except per share data):

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$498,029	$580,994	$584,937	$586,627
Gross profit	70,307	82,999	82,655	82,840
Income from continuing operations	$156	$7,406	$5,321	$4,710
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income	$156	$7,406	$5,321	$4,710
Basic and diluted earnings per common share from continuing operations:
Basic	$0.01	$0.63	$0.45	$0.40
Diluted	0.01	0.61	0.43	0.37

	2015 (1)
	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)	4th Quarter
Net sales	$295,959	$478,871	$404,933	$482,185
Gross profit	39,105	61,966	60,143	63,113
Income (loss) from continuing operations	$(3,524)	$175	$(483)	$(14,116)
Income (loss) from discontinued operations, net of taxes	(31)	74	(302)	(51)
Net income (loss)	$(3,555)	$249	$(785)	$(14,167)
Basic and diluted earnings (loss) per common share from continuing operations:
Basic	$(0.29)	$0.01	$(0.04)	$(1.21)
Diluted	(0.29)	0.01	(0.04)	(1.21)

(1)	All amounts reported herein have been recast to present all four of our retail stores and our OnSale and eCost businesses as discontinued operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management believes that, as of December 31, 2016, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers as of March 16, 2017 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	50	Chairman and Chief Executive Officer
Robert J. Miley	46	President
Brandon H. LaVerne	45	Chief Financial Officer, Treasurer, Chief Accounting Officer and Assistant Secretary
Robert I. Newton	51	Executive Vice President, Chief Legal Officer and Secretary
Simon M. Abuyounes	63	Executive Vice President — IT and Operations

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors -Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Page Number
(1)	Financial Statements	See Part II, Item 8, beginning on page 50

(2)	Financial Statement Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2016, 2015 and 2014	See Part IV, Item 15, beginning on page 86

(3)	Exhibits	See Part IV, Item 15, beginning on page 87

ITEM 16. FORM 10-K SUMMARY

None.

PCM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2016	$558	$1,696		$(1,422	)(a)	$832
December 31, 2015	426	731		(599	)(a)	558
December 31, 2014	1,407	463		(1,444	)(a)	426

Valuation allowance for deferred tax assets for the years ended:
December 31, 2016	$911	$15	(b)	$(215	)(b)	$711
December 31, 2015	805	168	(b)	(62	)(b)	911
December 31, 2014	987	44	(b)	(226	)(b)	805

(a)	Relates primarily to accounts written-off.
(b)	Relates primarily to changes in valuation allowances applied to various state net operating loss carryforwards.

EXHIBIT LIST

Exhibit Number	Description

2.1*	Asset Purchase Agreement, dated March 12, 2015, by and among PCM Sales Acquisition, LLC, PCM, Inc., En Pointe Technologies Sales, Inc., Attiazaz “Bob” Din, and Michael Rapp (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, dated April 1, 2015, filed with the Commission on April 29, 2015)

2.2*	Asset Purchase Agreement, dated November 17, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 15, 2016 (the “2015 Form 10-K”))

2.3*	Amendment No. 1 to Asset Purchase Agreement, dated December 1, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.3 to the 2015 Form 10-K)

2.4*	Amendment No. 2 to Asset Purchase Agreement, dated January 2, 2016, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.4 to the 2015 Form 10-K)

2.5*	Amendment No. 3 to Asset Purchase Agreement, dated February 14, 2016, by and among PCM Sales, Inc. (as successor to Intelligent IT, Inc.), Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.5 to the 2015 Form 10-K)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(C) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

3.3	Certificate of Ownership and Merger merging PCM, Inc. with and into PC Mall, Inc. effective December 31, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

3.4	Certificate of Secretary certifying amendment of Bylaws effective December 31, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

10.1**	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2**	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Company’s Registration Statement on Form S-1, declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3**	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K”))

10.4**	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

Exhibit Number	Description

10.5**	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.6**	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the commission on March 25, 2005)

10.7**	Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.8**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.9**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.10**	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003)

10.11**	Form of Director Restricted Stock Bonus Award Agreement under 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.12	Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.13	Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.14	Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008)

10.15**	Summary of Executive Incentive Plan

10.16**	Summary of Executive Salary and Bonus Arrangements

10.17**	Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2009)

10.18	Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Commission on May 10, 2012)

10.19**	PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders filed with the Commission on April 30, 2012)

10.20**	Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

Exhibit Number	Description

10.21**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.22**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.23**	Employment Agreement by and between PCM, Inc. and Robert J. Miley, dated October 31, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.24**	Third Amendment to Employment Agreement by and between PCM, Inc. and Frank F. Khulusi, dated November 6, 2014 (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 16, 2015 (the “2014 Form 10-K”))

10.25	Purchase Agreement, dated December 23, 2014, by and between Sarcom Properties, Inc. and PCM, Inc. (incorporated herein by reference to Exhibit 10.39 to the Company’s 2014 Form 10-K)

10.26	PCM, Inc. 2012 Equity Incentive Plan, as amended effective July 21, 2015 (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2015 Annual Meeting of Stockholders filed with the Commission on June 19, 2015)

10.27+	Fourth Amended and Restated Loan and Security Agreement, dated as of January 19, 2016, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.36 to the 2015 Form 10-K)

10.28	First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 7, 2016, by and among PCM, Inc. and all of its wholly-owned domestic and Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Commission on August 9, 2016 (the “June 30, 2016 Form 10-Q”))

10.29	Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of February 24, 2017, by and among PCM, Inc., certain of its wholly-owned domestic and certain of its Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2017)

10.30	Credit Agreement, dated as of July 7, 2016, by and among PCM, Inc. and Castle Pines Capital LLC (incorporated herein by reference to Exhibit 10.2 to June 30, 2016 Form 10-Q)

21.1	Subsidiaries of the Registrant as of December 31, 2016

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission. This agreement has been included to provide investors with information regarding its terms, however it is not intended to provide any other factual information about the parties. The agreement contains representations and warranties of the parties as of specified dates that are qualified by information in confidential disclosure schedules delivered in connection with signing the agreement. The assertions embodied in these representations and warranties were made solely for purposes of the agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.

**	Management contract, or compensatory plan or arrangement.

+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PCM, INC.
(Registrant)

Date: March 16, 2017	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman and Chief Executive Officer	March 16, 2017
Frank F. Khulusi	(Principal Executive Officer)

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant	March 16, 2017
Brandon H. LaVerne	Secretary (Principal Financial and Accounting Officer)

/s/ THOMAS A. MALOOF	Director	March 16, 2017
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 16, 2017
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 16, 2017
Paul C. Heeschen

***

EXHIBIT INDEX

Exhibit Number	Description

10.15**	Summary of Executive Incentive Plan

10.16**	Summary of Executive Salary and Bonus Arrangements

21.1	Subsidiaries of the Registrant as of December 31, 2016

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Management contract, or compensatory plan or arrangement.

***

