Form 10-Q
period 2017-03-31
PCM, INC.
filed 2017-05-10
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2017, the registrant had 12,536,229 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,771	$7,172
Accounts receivable, net of allowances of $900 and $832	354,301	358,949
Inventories	66,417	80,872
Prepaid expenses and other current assets	12,301	16,250
Asset held for sale	5,812	5,812
Total current assets	446,602	469,055
Property and equipment, net	59,982	56,352
Goodwill	83,432	83,388
Intangible assets, net	14,023	15,074
Deferred income taxes	919	947
Investment and other assets	6,087	4,994
Total assets	$611,045	$629,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,470	$276,524
Accrued expenses and other current liabilities	64,722	63,403
Deferred revenue	5,114	10,960
Line of credit	120,634	107,396
Notes payable — current	10,514	11,168
Note payable related to asset held for sale	4,552	4,601
Total current liabilities	447,006	474,052
Notes payable	21,331	18,750
Other long-term liabilities	3,805	7,039
Deferred income taxes	1,556	1,498
Total liabilities	473,698	501,339
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,034,594 and 16,465,567 shares issued; 12,536,229 and 11,967,202 shares outstanding	17	16
Additional paid-in capital	132,611	127,777
Treasury stock, at cost: 4,498,365 shares	(26,934)	(26,934)
Accumulated other comprehensive loss	(531)	(639)
Retained earnings	32,184	28,251
Total stockholders’ equity	137,347	128,471
Total liabilities and stockholders’ equity	$611,045	$629,810

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$524,399	$498,029
Cost of goods sold	446,194	427,722
Gross profit	78,205	70,307
Selling, general and administrative expenses	73,732	68,788
Operating profit	4,473	1,519
Interest expense, net	1,653	1,474
Equity income from unconsolidated affiliate	138	—
Income before income taxes	2,958	45
Income tax benefit	1,069	111
Net income	$4,027	$156

Basic and Diluted Earnings Per Common Share
Basic	$0.33	$0.01
Diluted	0.30	0.01

Weighted average number of common shares outstanding:
Basic	12,356	11,871
Diluted	13,452	12,261

See Notes to the Condensed Consolidated Financial Statements.

3

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$4,027	$156
Other comprehensive income:
Foreign currency translation adjustments	108	622
Total other comprehensive income	108	622
Comprehensive income	$4,135	$778

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$4,027	$156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,522	4,072
Equity income from unconsolidated affiliate	(138)	—
Provision for deferred income taxes	(387)	(69)
Non-cash stock-based compensation	515	511
Change in operating assets and liabilities:
Accounts receivable	4,648	(3,545)
Inventories	14,455	(1,270)
Prepaid expenses and other current assets	3,967	6,631
Other assets	(367)	(493)
Accounts payable	(38,704)	41,242
Accrued expenses and other current liabilities	784	4,177
Deferred revenue	(5,846)	(7,272)
Total adjustments	(17,551)	43,984
Net cash provided by (used in) operating activities	(13,524)	44,140
Cash Flows From Investing Activities
Purchases of property and equipment	(6,033)	(785)
Acquisition of Acrodex, net of cash acquired	—	(171)
Acquisition of assets of Systemax	—	(400)
Net cash used in investing activities	(6,033)	(1,356)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	13,238	(28,588)
Borrowing under note payable	3,139	—
Payments under notes payable	(1,261)	(1,242)
Change in book overdraft	3,648	(9,723)
Payments of earn-out liability	(2,813)	(2,887)
Payments of obligations under capital lease	(521)	(598)
Proceeds from capital lease obligations	587	—
Proceeds from stock issued under stock option plans	4,428	212
Payment for deferred financing costs	(597)	(403)
Payment of taxes related to net-settled stock awards	(81)	—
Common shares repurchased and held in treasury	—	(1,721)
Net cash provided by (used in) financing activities	19,767	(44,950)
Effect of foreign currency on cash flow	389	123
Net change in cash and cash equivalents	599	(2,043)
Cash and cash equivalents at beginning of the period	7,172	11,176
Cash and cash equivalents at end of the period	$7,771	$9,133
Supplemental Cash Flow Information
Interest paid	$1,341	$1,253
Income taxes paid (refund), net	2,346	(558)
Supplemental Non-Cash Investing and Financing Activities
Financed and accrued purchases of property and equipment	44	582

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

In connection with our entrance into the United Kingdom (“UK”) market in the first quarter of 2017, we formed a new operating segment called United Kingdom. As a result, we currently operate in four reportable segments: Commercial, Public Sector, Canada and United Kingdom. Our reportable operating segments are primarily aligned based upon our reporting of results as used by our chief operating decision maker in evaluating the operating results and performance of our company. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other.

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in the Philippines and the United Kingdom. In the three months ended March 31, 2017, we generated approximately 78% of our revenue in our Commercial segment, 13% of our revenue in our Public Sector segment and 9% of our revenue in our Canada segment. Our United Kingdom segment did not have sales transactions in the three months ended March 31, 2017.

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

Our United Kingdom segment consists of results of our new subsidiary, PCM Technology Solutions UK, Ltd. (“PCM UK”), which serves as our hub for the UK and the rest of Europe.

In connection with our En Pointe transaction, we have been required to transfer certain contracts, based on various supplier diversity policies and requirements of certain customers, to partners which qualify for certification from third party diversity organizations as minority or women owned businesses. We have transferred these contracts to a partner in which we hold a 49% passive equity interest. We have accounted for our investment in this entity using the equity method of accounting beginning in the first quarter of 2017. We refer to this entity as the non-controlled entity or NCE. As a result, our financial results starting in the first quarter of 2017 do not consolidate the financial results of sales made under such customer contracts which we purchased in the En Pointe acquisition. We record our results from our 49% equity interest in the NCE’s operations as “Equity income from unconsolidated affiliate” in our consolidated statement of operations.

2. New Accounting Standards

In March, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Accounting,” which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, the calculation of diluted earnings per share, forfeitures, and statutory state tax withholding requirements, as wells as classification in statement of cash flows. We adopted ASU 2016-09 effective January 1, 2017 using the prospective method to recognize excess tax benefits and deficits in our consolidated statements of operations, and using the retrospective method relating to classification of excess tax benefits on our consolidated statements of cash flows. Also, we made an accounting policy election, on a modified prospective basis, to recognize forfeitures as they occur and cease estimating expected forfeitures. As a result of adopting ASU 2016-09, we recorded a credit to income tax expense of $2.3 million related to the excess tax benefits associated with the exercise of stock options on our consolidated statement of operations for the three months ended March 31, 2017, and we reclassified $14,000 from cash flows from financing activities to cash flows from operating activities for the three months ended March 31, 2016 to conform to our current period presentation. Also, we recorded a $94,000 cumulative effect adjustment to retained earnings as of January 1, 2017 as a result of our accounting policy election relating to forfeitures. We anticipate ongoing income tax expense volatility as a result of the adoption of this standard.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We adopted ASU 2015-17 effective January 1, 2017 on a retrospective basis. As a result of the adoption, we reclassified current deferred tax assets of $3.6 million and current deferred tax liabilities of $0.6 million included in our balance sheet as of December 31, 2016 to noncurrent. There was no impact on our results of operations or our cash flows as a result of the adoption of ASU 2015-17.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. We adopted ASU 2015-11 effective January 1, 2017 and it did not have a material effect on our consolidated financial statements.

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

3. Acquisitions

Stratiform

On December 29, 2016, we completed the acquisition of Stratiform, Inc. for C$2.1 million in cash (or $1.6 million). Stratiform is an industry-leading provider of cloud IT solutions that include consulting, professional and managed services to clients across Canada. As part of the Stratiform acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2017, 2018 and 2019 (each year the “measurement period”), and payable 90 days in arrears following each measurement period. We have accrued approximately $0.7 million of contingent earn-out consideration, of which we have included $0.3 million in each of “Accrued expenses and other current liabilities” and “Other long-term liabilities” on our Condensed Consolidated Balance Sheet as of March 31, 2017.

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

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is our largest acquisition to date based on revenues, and is expected to significantly enhance our relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration on a monthly basis, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of March 31, 2017, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million. Our original estimate of the fair value of contingent consideration to be paid during the earn-out period, based on expected future results of the acquired business, was $32.5 million at the time of the acquisition. In the fourth quarter of 2015, as a result of an increase in expected future results of the acquired business, we increased the fair value of contingent consideration to $38.6 million. There has been no change to the fair value of expected contingent consideration since December 31, 2015. During the three months ended March 31, 2017 and 2016, we made $2.8 million and $2.9 million, respectively, of earn-out payments to the sellers of En Pointe. As of March 31, 2017, we have made 23 monthly earn-out payments, in aggregate totaling $24.8 million, to the sellers of En Pointe. As of March 31, 2017, we had $13.8 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheet for the final 13 monthly payments. The fair value of this contingent consideration is determined and accrued based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, we developed our own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration include projected gross profit values of the Commercial and Public Sector components of En Pointe and the weighted average cost of capital of each component.

4. Property and Equipment

In January 2017, we completed the purchase of real property in Woodridge, Illinois for approximately $3.1 million in cash. The real property includes approximately 29,344 square feet of office space.

In September 2015, we listed our real property located in Irvine, California (the “Irvine Property”) for sale. Under a broker agreement, the Irvine Property is available for immediate sale in its present condition. As a result, we classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Property held for sale” and $4.6 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Condensed Consolidated Balance Sheet as of March 31, 2017.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows (in thousands) by segment:

	Commercial	Public Sector	Canada	Total
Balance at December 31, 2016	$69,735	$8,322	$5,331	$83,388
Foreign currency translation	—	—	44	44
Balance at March 31, 2017	$69,735	$8,322	$5,375	$83,432

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated Useful	At March 31, 2017				At December 31, 2016
	Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$7,706	(1)	$2,218	$5,488	$7,691	(1)	$1,901	$5,790
Customer relationships	15	13,389		6,100	7,289	13,369		5,480	7,889
Non-compete agreements	4	2,363		1,117	1,246	2,361		966	1,395
Total intangible assets		$23,458		$9,435	$14,023	$23,421		$8,347	$15,074

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $1.1 million and $1.5 million for the three months ended March 31, 2017 and 2016. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $3.0 million in the remainder of 2017, $2.9 million in 2018, $1.8 million in 2019, $1.3 million in 2020, $0.5 million in 2021 and $1.6 million thereafter.

6. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	March 31,		December 31,
	2017		2016
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$120,634		$107,396
Note payable, LIBOR plus 1.50%, maturing in March 2021	—		8,293
Note payable, LIBOR plus 1.50%, maturing in March 2021	12,374		1,392
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,552	(1)	4,601	(1)
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,079		4,137
Notes payable, 4.12%, 4.33% and 4.60%, maturing in March 2017	—		525
Note payable, LIBOR plus 2.25%, maturing in January 2020	7,030		7,107
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in November 2017	8,012		8,113
Other note payable, maturing in August 2018	350		351
Total	157,031		141,915
Less: Total current debt	135,700		123,165
Total non-current debt	$21,331		$18,750

(1)	This note payable, related to the Irvine Property, has been presented on our Condensed Consolidated Balance Sheet as “Note payable related to asset held for sale” and is included as current debt. See Note 4 above for more information regarding the Irvine Property.

The following table sets forth the maturities of our outstanding debt balance as of March 31, 2017 (in thousands):

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Total long-term debt obligations	$14,660	$2,327	$8,507	$2,018	$5,011	$3,874	$36,397
Revolving credit facility	120,634	—	—	—	—	—	120,634
Total	$135,294	$2,327	$8,507	$2,018	$5,011	$3,874	$157,031

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2017, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2017, we had $115.5 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California and has a monthly principal amortization of $149,083.

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

Throughout 2014, we entered into three financing arrangements with a bank to finance the costs of equipment, software and professional services related to our ERP upgrade. The total amount financed was $5.6 million, with a quarterly repayment schedule which matured in March 2017.

In December 2012, we completed the purchase of 7.9 acres of land for approximately $1.1 million and have incurred additional costs of $12.2 million through December 31, 2014 towards the construction of a new cloud data center that we opened in June 2014. In July 2013, we entered into a loan agreement for with a bank for draws up to $7.725 million to finance the build out of the new data center. The loan agreement provides for a five-year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in January 2020. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

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

At March 31, 2017, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.58%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

7. Income Taxes

We determine our interim income tax provision by applying our effective income tax rate expected to be applicable for the full fiscal year to pre-tax income (loss) for the interim periods, adjusting the result for any discrete items which occurred during the interim period.

Accounting for Uncertainty in Income Taxes

At March 31, 2017 and December 31, 2016, we had unrecognized tax benefits of $0.5 million and $0.5 million, respectively, related to research credits. For the three months ended March 31, 2017 and 2016, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at March 31, 2017 and December 31, 2016. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2012, and state income tax examinations for years subsequent to 2011. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

8. Stockholders’ Equity

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

We did not repurchase any shares of our common stock under this program during the three months ended March 31, 2017. From the inception of the program in October 2008 through March 31, 2017, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At March 31, 2017, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended March 31, 2017 and 2016, approximately 87,000 and 919,000 common shares, respectively, have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Amount ($)	Shares	Per Share Amounts ($)
Three Months Ended March 31, 2017:
Basic EPS
Net income	$4,027	12,356	$0.33
Effect of dilutive securities
Dilutive effect of stock options	—	1,096
Diluted EPS
Adjusted net income	$4,027	13,452	$0.30

Three Months Ended March 31, 2016:
Basic EPS
Net income	$156	11,871	$0.01
Effect of dilutive securities
Dilutive effect of stock options	—	390
Diluted EPS
Adjusted net income	$156	12,261	$0.01

10. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended March 31, 2017
Net sales	$408,473	$67,268	$48,684	$—	$(26)	$524,399
Gross profit	63,824	6,895	7,542	—	(56)	78,205
Depreciation and amortization expense(1)	1,394	207	307	—	1,614	3,522
Operating profit (loss)	18,210	1,394	1,224	(152)	(16,203)	4,473

Three Months Ended March 31, 2016
Net sales	$384,405	$72,463	$41,162	$—	$(1)	$498,029
Gross profit	58,093	6,015	6,202	—	(3)	70,307
Depreciation and amortization expense(1)	1,634	290	338	—	1,810	4,072
Operating profit (loss)	16,228	1,447	1,679	—	(17,835)	1,519

(1) Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of March 31, 2017 and December 31, 2016, we had total consolidated assets of $611.0 million and $629.8 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

11. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.5 million in each of the three month periods ended March 31, 2017 and 2016. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

On April 11, 2017, the Company amended its answer to include counterclaims against the sellers in the Collab 9 transaction, including Collab9. These counterclaims assert claims for breach of contract, tortious interference, and intentional misrepresentation. The counterclaims include allegations that the sellers intentionally breached their representations and warranties concerning the financial statements of the business whose assets the Company acquired under the APA, and the need for minority business certifications which were required for certain acquired contracts under the APA. The counterclaims also include allegations that the sellers failed to disclose related party interests or retained control over a third party operation in Pakistan that provided support functions for the acquired business. At this time, the outcome of this matter is uncertain.

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

On May 3, 2017, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Miller v. PCM Inc., Case No. 2:17-cv-03364 (C.D. Cal. filed May 3, 2017). In this action, plaintiff, purportedly on behalf of a putative class of purchasers of PCM securities from June 17, 2015 through May 2, 2017, alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that the financial statements of En Pointe, a company PCM acquired in 2015, materially overstated the profitability of En Pointe’s business. The complaint has not yet been served. The Company believes that the allegations lack merit and intends to defend against this action vigorously.

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

In connection with our entrance into the United Kingdom (“UK”) market in the first quarter of 2017, we formed a new operating segment called United Kingdom. As a result, we currently operate in four reportable segments: Commercial, Public Sector, Canada and United Kingdom. Our reportable operating segments are primarily aligned based upon our reporting of results as used by our chief operating decision maker in evaluating the operating results and performance of our company. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other.

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in the Philippines and the United Kingdom. We also expect to open an office in Pakistan in the second quarter of 2017. In the three months ended March 31, 2017, we generated approximately 78% of our revenue in our Commercial segment, 13% of our revenue in our Public Sector segment and 9% of our revenue in our Canada segment. Our United Kingdom segment did not have sales transactions in the three months ended March 31, 2017.

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

Our United Kingdom segment includes the results of our new subsidiary, PCM Technology Solutions UK, Ltd. (“PCM UK”), which serves as our hub for the UK and the rest of Europe.

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

	Three Months Ended
	March 31,
	2017	2016
Microsoft	13%	15%
HP Inc.	10	12
Dell	8	12

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

STRATEGIC DEVELOPMENTS

Acquisitions

In recent years, we have completed several strategic acquisitions to increase the capabilities, scale and value we provide our customers and partners, as follows:

●	En Pointe: In April 2015, we acquired certain assets of En Pointe Technologies, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. This acquisition has significantly enhanced our relationships with several key vendor partners, provided incremental advanced technical certifications and operational expertise in key practice areas, and has provided our consolidated business significantly increased scale, especially in the enterprise and public sector spaces.

●	Acrodex: In October 2015, we acquired Acrodex, Inc., an Edmonton, Alberta (Canada) based solution provider. Acrodex provides full end-to-end infrastructure solutions primarily to Canadian based commercial and governmental customers from initial plan and design, through procurement and installation, to full support and on-going management. Acrodex’s core business areas include software value-added reseller services, software asset management and hardware sales and services, including client device products, servers, storage, networks, printers and a full complement of accessories and devices. Services are a significant component to Acrodex’s product mix and include managed services, cloud-based services, consulting, IT management and other IT service areas. This acquisition enhances our ability to provide full solutions to customers across the United States and Canada.

●	TigerDirect: In December 2015, we acquired certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG), including the TigerDirect brand, the right to hire approximately 400 B2B sales representatives located across the United States and Canada, all rights to the NATG B2B customer list, certain B2B customer and vendor contracts, trademarks and other intellectual property rights and certain fixed assets and equipment. We believe that this acquisition provided additional scale and opportunity to PCM in the SMB space.

●	Stratiform: In December 2016, we acquired Stratiform, Inc., a Calgary, Alberta (Canada) based provider of cloud IT solutions that includes consulting, professional, and managed services to clients across Canada. Stratiform, an innovative Gold Certified Microsoft Partner, expands our existing capabilities in Microsoft cloud technology, including Azure Cloud solutions, Office 365 and Enterprise Mobility Suite.

Since our acquisition of En Pointe, we have received third party back office support in Pakistan to supplement our captive support operations in other geographies. We expect the agreement for these outsourced services in Pakistan to expire in the third quarter of 2017 in accordance with its terms. At the same time, we are engaged in discussions with our existing service provider which could result in an extension of the contract. We have taken steps to transition these IT, accounting, customer service and order management and other support services to our wholly owned captive support operations, including our captive support operations in the Philippines and Pakistan in the event the agreement expires. While we expect that any such transition of these services may require management attention in the near term, we expect to achieve longer term efficiencies, improved capabilities and cost savings from such a transition.

Investment in Non-Consolidated Affiliate

In connection with our En Pointe transaction, we have been required to transfer certain contracts, based on various supplier diversity policies and requirements of certain customers, to partners which qualify for certification from third party diversity organizations as minority or women owned businesses. We have transferred these contracts to a partner, En Pointe IT Solutions, LLC, in which we hold a 49% passive equity interest and we have accounted for our investment in this entity using the equity method of accounting beginning in the first quarter of 2017. We refer to this entity as the non-controlled entity or NCE. As a result, our financial results starting in the first quarter of 2017 do not consolidate the financial results of sales made under such customer contracts which we purchased in the En Pointe acquisition. We record our results from our 49% equity interest in the NCE’s operations as “Equity income from unconsolidated affiliate” in our consolidated statement of operations.

Real Estate Transactions

In January 2017, we completed the purchase of real property in Woodridge, Illinois for approximately $3.1 million in cash. The real property includes approximately 29,344 square feet of office space.

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

ERP Upgrades

We have been in the process of upgrading our ERP systems. We have made significant progress in the configuration and implementation of the SAP platform. We anticipate migration of a significant portion of our legacy systems to the SAP platform throughout the remainder of 2017 and completion of the project in 2018 with a total expected capitalized cost of under $5 million.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Three Months Ended
	March 31,
	2017	2016
Net sales	$524,399	$498,029
Cost of goods sold	446,194	427,722
Gross profit	78,205	70,307
Selling, general and administrative expenses	73,732	68,788
Operating profit	4,473	1,519
Interest expense, net	1,653	1,474
Equity income from unconsolidated affiliate	138	—
Income before income taxes	2,958	45
Income tax benefit	1,069	111
Net income	$4,027	$156

Basic and Diluted Earnings Per Common Share
Basic	$0.33	$0.01
Diluted	0.30	0.01

Weighted average number of common shares outstanding:
Basic	12,356	11,871
Diluted	13,452	12,261

	Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold	85.1	85.9
Gross profit	14.9	14.1
Selling, general and administrative expenses	14.0	13.8
Operating profit	0.9	0.3
Interest expense, net	0.3	0.3
Equity income from unconsolidated affiliate	0.0	—
Income before income taxes	0.6	0.0
Income tax benefit	0.2	0.0
Net income	0.8%	0.0%

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2017		2016
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$408,473	78%	$384,405	77%	$24,068	6%
Public Sector	67,268	13	72,463	15	(5,195)	(7)
Canada	48,684	9	41,162	8	7,522	18
United Kingdom	—	—	—	—	—	—
Corporate & Other	(26)	—	(1)	—	(25)	NM (1)
Consolidated	$524,399	100%	$498,029	100%	$26,370	5%

(1) Not meaningful.

Consolidated net sales were $524.4 million in the three months ended March 31, 2017 compared to $498.0 million in the three months ended March 31, 2016, an increase of $26.4 million, or 5%. As previously announced, beginning in the first quarter of 2017 our financial results do not consolidate the financial results of sales made under some customer contracts we purchased in the En Pointe acquisition, which we have been required by our customers to transfer to partners which qualify for certification as minority or women owned businesses under their supplier diversity policies. We have transferred these contracts to a partner in which we hold a 49% passive equity interest and we have accounted for our investment in this NCE using the equity method of accounting beginning in the first quarter of 2017. As a result, our consolidated net sales for the three months ended March 31, 2017 do not include $19.0 million of net sales made under these transferred contracts which are now included in the results of the NCE, of which our equity in net income of unconsolidated affiliate was $138,000 for the three months ended March 31, 2017. Consolidated sales of services were $36.8 million in the three months ended March 31, 2017 compared to $32.3 million in the three months ended March 31, 2016, an increase of $4.5 million, or 14%, and represented 7% and 6% of consolidated net sales in each of the three months ended March 31, 2017 and 2016, respectively.

Commercial net sales were $408.5 million in the three months ended March 31, 2017 compared to $384.4 million in the three months ended March 31, 2016, an increase of $24.1 million or 6%. This increase in Commercial net sales was primarily due to growth in sales across our small and medium-sized businesses and our enterprise organizations which resulted from investments we have been making in our advanced solutions business. Our Commercial net sales for the three months ended March 31, 2017 do not include $19.0 million of net sales made under contracts which have been transferred to the NCE. Sales of services were $27.2 million in the three months ended March 31, 2017 compared to $24.5 million in the three months ended March 31, 2016, an increase of $2.7 million, or 11%, and represented 7% and 6% of Commercial net sales in each of the three months ended March 31, 2017 and 2016, respectively.

Public Sector net sales were $67.3 million in the three months ended March 31, 2017 compared to $72.5 million in the three months ended March 31, 2016, a decrease of $5.2 million, or 7%. The decrease in Public Sector net sales was primarily due to a reduction in spend from a large customer in our SLED portion of our Public Sector business, which SLED business declined by 17%, partially offset by an increase in our federal business net sales of 15%.

Canada net sales were $48.7 million in the three months ended March 31, 2017 compared to $41.2 million in the three months ended March 31, 2016, an increase of $7.5 million, or 18%, related to increased sales of services and product, as well as the sales resulting from our Stratiform acquisition, which was completed in December 2016. Sales of services were $7.5 million in the three months ended March 31, 2017 compared to $5.7 million in the three months ended March 31, 2016, an increase of $1.8 million, or 31%, and represented 15% and 14% of Canada net sales in each of the three months ended March 31, 2017 and 2016, respectively.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $78.2 million in the three months ended March 31, 2017 compared to $70.3 million in the three months ended March 31, 2016, an increase of $7.9 million, or 11%. Consolidated gross profit margin increased to 14.9% in the three months ended March 31, 2017 from 14.1% in the same period last year. The increase in consolidated gross profit was primarily due to the increase in net sales discussed above. The increase in consolidated gross profit margin was primarily due to an increase in higher margin sales in each of our segments, including increased sales of advanced solutions, increased vendor consideration related to such advanced solutions sales, and an increase in our higher margin Commercial and Canadian segments as a percentage of consolidated net sales. Our consolidated gross profit margin also benefited from the transfer of sales contracts to the NCE, as discussed above, which have historically had lower margins.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $73.7 million in the three months ended March 31, 2017 compared to $68.8 million in the three months ended March 31, 2016, an increase of $4.9 million, or 7%. Consolidated SG&A expenses as a percentage of net sales increased to 14.1% in the three months ended March 31, 2017 from 13.8% in the same period last year. The increase in consolidated SG&A expenses were primarily related to a $2.6 million increase in personnel costs, which were primarily related to the investments we made in our U.S. field sales, inside sales and advanced solutions businesses, a $1.0 million increase in third-party services, a $0.6 million increase in credit card related fees and a $0.6 million increase in travel and entertainment expenses. Since 2015, we have implemented a number of cost reduction measures in an effort to improve our operating margins. Our historically reported cost savings have been achieved across many elements of the business, and were not based upon shifting resources to our outsourced service providers in Pakistan.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended March 31,								Change in
	2017			2016			Change in		Operating
	Operating	Operating Profit		Operating	Operating Profit		Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$18,210	4.5%		$16,228	4.2%		$1,982	12%	0.3%
Public Sector	1,394	2.1		1,447	2.0		(53)	(4)	0.1
Canada	1,224	2.5		1,679	4.1		(455)	(27)	(1.6)
United Kingdom	(152)	NM)	(1)	—	—		(152)	NM (1)	NM (1)
Corporate & Other	(16,203)	(3.1	)(2)	(17,835)	(3.6	)(2)	1,632	9	0.5
Consolidated	$4,473	0.9%		$1,519	0.3%		$2,954	194%	0.6%

(1)	Not meaningful.
(2)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $4.5 million in the three months ended March 31, 2017 compared to $1.5 million in the three months ended March 31, 2016, an increase of $3.0 million.

Commercial operating profit was $18.2 million in the three months ended March 31, 2017 compared to $16.2 million in the three months ended March 31, 2016, an increase of $2.0 million, or 12%. The increase in Commercial operating profit was primarily due to a $5.7 million increase in Commercial gross profit, partially offset by an increase in investments we made in our advanced solutions, field sales and inside sales and an increase in third-party related fees of $0.7 million.

Public Sector operating profit was $1.4 million in the three months ended March 31, 2017 and in the same period last year. The small decrease in Public Sector operating profit was due to an increase in personnel costs and an increase in various operating expenses, offset by a $0.9 million increase in Public Sector gross profit.

Canada operating profit was $1.2 million in the three months ended March 31, 2017 compared to $1.7 million in the three months ended March 31, 2016, a decrease of $0.5 million, or 27%, primarily due to an increase in personnel costs related to our investment in advanced solutions and sales account executive headcount, as well as the addition of costs resulting from the acquisition of Stratiform in December 2016, partially offset by a $1.3 million increase in Canada gross profit.

United Kingdom operating loss was $0.2 million in the three months ended March 31, 2017, representing the segment’s first quarter of operating expenses which include overhead support and consulting costs.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $16.2 million in the three months ended March 31, 2017 compared to $17.8 million in the three months ended March 31, 2016, a decrease of $1.6 million, or 9%. The decrease in our Corporate & Other operating expenses was primarily due to a decrease in legal and M&A expenses by $0.8 million and a reduction in net personnel costs of $0.8 million.

Net Interest Expense

Total net interest expense for the three months ended March 31, 2017 was $1.7 million compared with $1.5 million in the same period of 2016.

Income Tax Benefit

We recorded an income tax benefit of $1.1 million in the three months ended March 31, 2017 compared to an income tax benefit of $0.1 million in the three months ended March 31, 2016, inclusive of discrete items. Our effective tax rates for the three months ended March 31, 2017 and 2016, exclusive of discrete items, were 41.4% and 36.5%, respectively. In the three months ended March 31, 2017, we benefited from $2.3 million in excess tax benefits related to the exercise of stock options, which was recorded as a discrete item credited to income tax expense as a result of adopting ASU 2016-09 during the first quarter of 2017. In the three months ended March 31, 2016, we benefited from $0.1 million in research and development credits, which was also recorded as a discrete item. The increase in the effective tax rate for the three months ended March 31, 2017 compared to 2016 was primarily related to limitations in the deductibility of executive compensation, as well as a greater proportion of our consolidated income being taxed at higher U.S. income tax rates than compared to the prior period.

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

There has been ongoing uncertainty in the global economic environment, which could cause disruptions in the capital and credit markets. While our revolving credit facility does not mature until March 2021, we believe problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $7.8 million at March 31, 2017 and $7.2 million at December 31, 2016. Our negative working capital decreased by $4.6 million to a negative working capital of $0.4 million at March 31, 2017 from negative working capital of $5.0 million at December 31, 2016.

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

We did not repurchase any shares of our common stock under this program during the three months ended March 31, 2017. From the inception of the program in October 2008 through March 31, 2017, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At March 31, 2017, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which historically received the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extended through fiscal year 2016, we were required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of March 31, 2017, we had a total accrued receivable of $4.1 million related to 2015 and 2016. We filed our 2015 claim in late 2016, and we expect to file our 2016 claim in late 2017. We expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash used in operating activities was $13.5 million in the three months ended March 31, 2017 compared to net cash provided by operating activities of $44.1 million in the three months ended March 31, 2016.

The $13.5 million of net cash used in operating activities in the three months ended March 31, 2017 was primarily due to a $38.7 million decrease in accounts payable, partially offset by a $14.5 million decrease in inventory.

The $44.1 million of net cash provided by operating activities in the three months ended March 31, 2016 was primarily due to a $41.2 million increase in accounts payable associated with the timing of outstanding payments in the respective periods.

Cash Flows from Investing Activities. Net cash used in investing activities was $6.0 million in the three months ended March 31, 2017 compared to $1.4 million in the three months ended March 31, 2016.

The $6.0 million of net cash used in investing activities in the three months ended March 31, 2017 was primarily related to a purchase of real property in Woodridge, Illinois for $3.1 million, expenditures relating to investments in our IT infrastructure and leasehold improvements.

The $1.4 million of net cash used in investing activities in the three months ended March 31, 2016 was primarily related to $0.8 million of capital expenditures and $0.6 million of incremental acquisition-related investments

Cash Flows from Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2017 was $19.8 million compared to net cash used in financing activities in the three months ended March 31, 2016 of $45.0 million.

The $19.8 million of net cash provided by financing activities in the three months ended March 31, 2017 was primarily related to $13.2 million of net borrowings on our line of credit, $4.4 million of proceeds from stock issued under stock option plans and a $3.6 million increase in book overdraft, partially offset by earn-out liability payments of $2.8 million.

The $45.0 million of net cash used in financing activities in the three months ended March 31, 2016 was primarily related to $28.6 million of net payments on our line of credit, a $9.7 million decrease in book overdraft and $2.9 million of earn-out liability payments

Line of Credit and Notes Payable. We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent (the “Lenders”). On July 7, 2016, we entered into a First Amendment to the Fourth Amended Loan Agreement (the “First Amendment”) with the Lenders and on February 24, 2017, we entered into a Second Amendment to the Fourth Amended Loan Agreement (the “Second Amendment”) with the Lenders.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2017, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2017, we had $115.5 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California and has a monthly principal amortization of $149,083.

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

At March 31, 2017, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.58%.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016. As of March 31, 2017, there has been no material change in any off-balance sheet arrangements since December 31, 2016.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 11 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three months ended March 31, 2017 other than compensation arrangements in the ordinary course of business.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

For a discussion of recently issued financial accounting standards, see Part I, Item 1, Note 2 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategies, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

●	our ability to execute and benefit from our business strategies, including but not limited to, business strategies related to and strategic investments in our internal organization and focus on practice groups and sales of end-point solutions, advanced technologies, managed services and software solutions, leveraging our key vendor partner relationships, identifying and driving further operational efficiencies or successfully effecting our acquisition strategies including integrating our most recent acquisitions, and expanding our international capabilities;
●	our use of management information systems and their need for future support or upgrade;
●	our expectations regarding the timing, costs and benefits of our ongoing or planned IT systems and communications infrastructure upgrades;
●	our expectations regarding the business impact and accounting treatment of recent acquisitions, including any additional charges that may be taken in future periods;
●	our expectations that the transfer of certain customer contracts to potentially non-consolidated partners may have a negative impact on our consolidated net sales in future periods;
●	our expectations regarding key personnel and our ability to hire new and retain such individuals;
●	our expectations regarding the impact of our transition of certain outsourced services to our captive support operations;
●	our expectations regarding our operations in newly opened geographies, including the United Kingdom;
●	our competitive advantages and growth opportunities;
●	our ability to increase revenues and profitability;
●	our expectation regarding general economic uncertainties and the related potential negative impact on our profit and profit margins, as well as our financial condition, liquidity and future cash flows;
●	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;
●	our plans to invest in and enhance programs and training to align us with our key vendor partners;
●	our ability to generate vendor supported marketing;
●	our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility and other long-term debt;
●	the expected results or profitability of any of our individual business units in future periods;
●	the impact on accounts receivable from our efforts to focus on sales in our Commercial and Public Sector segments;
●	our ability to penetrate the public sector market;
●	our beliefs relating to the benefits to be received from our international operations, including in Canada, the Philippines, the UK and Pakistan, including the impact of taxes and labor costs in such operations;

●	our belief regarding our exposure to currency exchange and interest rate risks;
●	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future marketing and advertising levels and the effect on sales;
●	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
●	our expectations regarding the ability of our marketing programs or campaigns to stimulate additional purchases or to maximize product sales;
●	our ability to limit risk related to price reductions;
●	our belief regarding the effect of seasonal trends and general economic conditions on our business and results of operations across all of our segments;
●	our expectations regarding competition and the industry trend toward consolidation;
●	the anticipated impact of reductions in sales to certain large enterprise customers;
●	our expectations regarding the impact of investments we are making in the area of sales headcount, software and advanced technology solutions;
●	our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business;
●	our expectations with respect to changes in our unrecognized tax benefits;
●	our compliance with laws and regulations;
●	our beliefs regarding the applicability of tax statutes, regulations and governmental tax regulatory positions;
●	our expectations regarding the impact of accounting pronouncements;
●	our expectations regarding any future repurchases of our common stock, including the financing of any such repurchases;
●	our belief that backlog is not useful for predicting our future sales;
●	our expectations regarding the impact and outcome of pending litigation;
●	our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and
●	the likelihood that new laws and regulations will be adopted with respect to the Internet, privacy and data security that may impose additional restrictions or burdens on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At March 31, 2017, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2017. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2017, we had $120.6 million outstanding under our line of credit and $36.0 million outstanding under our notes payable with variable interest rates. As of March 31, 2017, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.6 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. We have also recently commenced operations in the United Kingdom. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of March 31, 2017, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, other than ordinary routine litigation incidental to the business and certain other noteworthy proceedings described under the heading “Legal Proceedings” in Part I, Item 1, Note 11 to the Notes to the Condensed Consolidated Financial Statements of this report.

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

Our success is dependent on the accuracy and proper utilization of our management information systems and our communications systems. In addition to the costs associated with system upgrades, the transition to and implementation of new or upgraded solutions can result in system delays or failures. We currently operate one of our management information systems using an HP3000 Enterprise System, which was supported by HP until December 2010. We currently contract with a third party service provider specializing in maintenance and support of this system to provide us adequate support until we finalize the upgrade of this system to the SAP platform historically utilized by the En Pointe business. Any interruption, corruption, degradation or failure of our management information systems or communications systems could adversely impact our ability to receive and process customer orders on a timely basis.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft represented approximately 13% and 15% of our net sales in the three months ended March 31, 2017 and 2016, HP Inc. represented approximately 10% and 12% of our net sales in the three months ended March 31, 2017 and 2016, and products manufactured by Dell represented approximately 8% and 12% of our net sales in the three months ended March 31, 2017 and 2016. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

One element of our business strategy involves the potential expansion through opportunistic acquisitions of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, enter new geographic markets, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. Since 2015, we completed four strategic acquisitions and are focused on integrating these acquisitions into our operations. No assurance can be given that the benefits or synergies we may expect from acquisitions will be realized to the extent or in the time frame we anticipate. We may lose key employees, customers, distributors, vendors and other business partners of the companies we acquire after announcement of acquisition plans. In addition, acquisitions may involve a number of risks and difficulties, including expansion into new geographic markets and business areas in which our management has limited prior experience, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and management information (ERP) systems, changing relationships with customers, suppliers and strategic partners, differing regulatory requirements in new geographic markets and new business areas, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of acquired companies or otherwise related to acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

We have been named as defendants in a purported securities class action, and this action could adversely affect our reputation, divert significant management time and attention, and result in significant expenses.

On May 3, 2017, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Miller v. PCM Inc., Case No. 2:17-cv-03364 (C.D. Cal. filed May 3, 2017). In this action, plaintiff, purportedly on behalf of a putative class of purchasers of PCM securities from June 17, 2015 through May 2, 2017, alleges that the Company, its chief executive officer and chief financial officer violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that the financial statements of En Pointe, a company we acquired in 2015, materially overstated the profitability of En Pointe’s business. The complaint has not yet been served. We believe that the allegations lack merit and intend to defend against this action vigorously.

We cannot predict the outcome of this lawsuit. In addition, we and our current or former officers and directors may in the future be subject to additional litigation relating to the same or similar alleged matter. Regardless of the merits or outcome, this lawsuit, and any other similar or related lawsuit that may be brought against us, or our current or former directors or officers, could be time-consuming, result in significant expense, divert the attention and resources of our management and other key employees, and adversely affect our reputation. An unfavorable outcome could exceed coverage provided under potentially applicable insurance policies. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

All or portions of certain of the products we sell are produced, or have major components produced, in Asia. We engage in U.S. dollar denominated transactions with U.S. divisions and subsidiaries of companies located in that region as well. We also entered the Canadian market in 2015 with our Acrodex and Systemax acquisitions. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, such as fluctuating oil prices, political instability, tariffs and taxes, availability of products, natural disasters and currency fluctuations in the U.S. dollar versus the regional currencies. In the past, countries in Asia have experienced volatility in their currency, banking and equity markets. Future volatility could adversely affect the supply and price of the products we sell and their components and ultimately, our results of operations.

We also maintain an office in the Philippines and third party back office support from Pakistan, as a result of our En Pointe acquisition, and we may increase our offshore operations in the future. Establishing offshore operations may entail considerable expense before we realize cost savings, if any, from these initiatives. The risks associated with doing business overseas and international events could prevent us from realizing the expected benefits from our Philippines or Pakistan operations or any other offshore operations that we may establish.

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

We have operation centers in Canada, the Philippines and Pakistan that provide back-office administrative support and customer service support, and we recently began selling technology solutions in the Canadian market in connection with three business acquisitions and have just launched a new business in the United Kingdom. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

If we are unable to provide satisfactory customer service and support, we could lose customers or fail to attract new customers.

Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service and support operations. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, upgrading our management information systems, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Furthermore, we may be unable to attract and retain adequate numbers of competent customer service representatives and relationship managers for our business customers, each of which is essential in creating a favorable interactive customer experience. If we are unable to continually provide adequate staffing and training for our customer service and support operations, our reputation could be seriously harmed and we could lose customers or fail to attract new customers. In addition, if our e-mail and telephone call volumes exceed our present system capacities, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Because our success depends largely on keeping our customers satisfied, any failure to provide high levels of customer service would likely impair our reputation and decrease our revenues.

Since our acquisition of En Pointe, we have received third party back office support in Pakistan to supplement our captive support operations in other geographies. We expect the agreement for these outsourced services in Pakistan to expire in the third quarter of 2017 in accordance with its terms. At the same time, we are engaged in discussions with our existing service provider which could result in an extension of the contract. We have taken steps to transition these IT, accounting, customer service and order management and other support services to our wholly owned captive support operations, including our captive support operations in the Philippines and Pakistan in the event the contract expires. Any transition of historical support operations involves risks of business disruption and management distraction. We cannot be certain that any such transition in our support operations will ultimately produce the expected benefits to our business or our customers.

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

***

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of February 24, 2017, by and among PCM, Inc., certain of its wholly-owned domestic and certain of its Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2017)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: May 10, 2017	By:	/s/ Brandon H. LaVerne
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

