Form 10-Q
period 2017-06-30
PCM, INC.
filed 2017-08-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 12,594,342 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,305	$7,172
Accounts receivable, net of allowances of $881 and $832	442,460	358,949
Inventories	77,439	80,872
Prepaid expenses and other current assets	14,531	16,250
Asset held for sale	—	5,812
Total current assets	541,735	469,055
Property and equipment, net	66,370	56,352
Goodwill	83,581	83,388
Intangible assets, net	13,103	15,074
Deferred income taxes	722	947
Investment and other assets	4,530	4,994
Total assets	$710,041	$629,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,834	$276,524
Accrued expenses and other current liabilities	55,648	63,403
Deferred revenue	7,507	10,960
Line of credit	107,310	107,396
Notes payable — current	10,611	11,168
Note payable related to asset held for sale	—	4,601
Total current liabilities	536,910	474,052
Notes payable	25,055	18,750
Other long-term liabilities	3,663	7,039
Deferred income taxes	3,758	1,498
Total liabilities	569,386	501,339
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,092,707 and 16,465,567 shares issued; 12,594,342 and 11,967,202 shares outstanding	17	16
Additional paid-in capital	133,117	127,777
Treasury stock, at cost: 4,498,365 shares	(26,934)	(26,934)
Accumulated other comprehensive loss	(323)	(639)
Retained earnings	34,778	28,251
Total stockholders’ equity	140,655	128,471
Total liabilities and stockholders’ equity	$710,041	$629,810

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$560,110	$580,994	$1,084,509	$1,079,023
Cost of goods sold	474,739	497,995	920,933	925,717
Gross profit	85,371	82,999	163,576	153,306
Selling, general and administrative expenses	79,747	69,634	153,479	138,422
Operating profit	5,624	13,365	10,097	14,884
Interest expense, net	1,986	1,461	3,639	2,935
Equity income from unconsolidated affiliate	135	—	273	—
Income before income taxes	3,773	11,904	6,731	11,949
Income tax expense	1,273	4,498	204	4,387
Net income	$2,500	$7,406	$6,527	$7,562

Basic and Diluted Earnings Per Common Share
Basic	$0.20	$0.63	$0.52	$0.64
Diluted	0.19	0.61	0.48	0.62

Weighted average number of common shares outstanding:
Basic	12,574	11,715	12,477	11,796
Diluted	13,486	12,211	13,483	12,262

See Notes to the Condensed Consolidated Financial Statements.

3

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$2,500	$7,406	$6,527	$7,562

Comprehensive income:
Foreign currency translation adjustments	208	42	316	664
Total other comprehensive income	208	42	316	664
Comprehensive income	$2,708	$7,448	$6,843	$8,226

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$6,527	$7,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,913	8,047
Equity income from an unconsolidated affiliate	(273)	—
Provision for deferred income taxes	164	813
Non-cash stock-based compensation	1,223	1,004
Change in operating assets and liabilities:
Accounts receivable	(81,203)	(55,514)
Inventories	3,433	(30,147)
Prepaid expenses and other current assets	1,784	(10,228)
Other assets	1,294	1,127
Accounts payable	74,261	153,977
Accrued expenses and other current liabilities	(4,362)	10,697
Deferred revenue	(3,453)	11,915
Total adjustments	(219)	91,691
Net cash provided by operating activities	6,308	99,253
Cash Flows From Investing Activities
Purchases of property and equipment	(9,056)	(2,461)
Acquisition of assets of Systemax	—	(400)
Acquisition of Acrodex, net of cash acquired	—	(93)
Net cash used in investing activities	(9,056)	(2,954)
Cash Flows From Financing Activities
Net payments under line of credit	(86)	(69,138)
Borrowings under notes payable	3,139	—
Payments under notes payable	(1,992)	(2,488)
Change in book overdraft	5,038	(16,266)
Payments of obligations under capital leases	(860)	(1,280)
Proceeds from capital lease obligations	587	—
Payments of earn-out liability	(6,523)	(5,886)
Proceeds from stock issued under stock option plans	4,722	726
Payments for deferred financing costs	(635)	(404)
Common shares repurchased and held in treasury	—	(3,608)
Payment of taxes related to net-settled stock awards	(783)	(197)
Net cash provided by (used in) financing activities	2,607	(98,541)
Effect of foreign currency on cash flow	274	269
Net change in cash and cash equivalents	133	(1,973)
Cash and cash equivalents at beginning of the period	7,172	11,176
Cash and cash equivalents at end of the period	$7,305	$9,203
Supplemental Cash Flow Information
Interest paid	$3,263	$2,558
Income taxes paid (refund), net	3,314	(153)
Supplemental Non-Cash Investing and Financing Activities
Financed and accrued purchases of property and equipment	$14	$711

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

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in the Philippines and the United Kingdom. In the three months ended June 30, 2017, we generated approximately 78% of our revenue in our Commercial segment, 14% of our revenue in our Public Sector segment and 8% of our revenue in our Canada segment. PCM UK commenced its sales operations in May 2017 and our United Kingdom segment net sales were $0.4 million in the three months ended June 30, 2017.

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

Beginning in the first quarter of 2017, our financial results do not consolidate the financial results of sales made under some customer contracts we purchased in the En Pointe acquisition, which are now held by a partner which qualifies for certification as a minority and women owned business in accordance with customer supplier diversity policies. We hold a 49% passive equity interest in this partner and we have accounted for our investment in this partner using the equity method of accounting beginning in the first quarter of 2017. We refer to this entity as the non-controlled entity or NCE. We record our results from our 49% equity interest in the NCE’s operations as “Equity income from unconsolidated affiliate” in our consolidated statement of operations.

2. New Accounting Standards

In March, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Accounting,” which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, the calculation of diluted earnings per share, forfeitures, and statutory state tax withholding requirements, as wells as classification in statement of cash flows. We adopted ASU 2016-09 effective January 1, 2017 using the prospective method to recognize excess tax benefits and deficits in our consolidated statements of operations, and using the retrospective method relating to classification of excess tax benefits on our consolidated statements of cash flows. Also, we made an accounting policy election, on a modified prospective basis, to recognize forfeitures as they occur and cease estimating expected forfeitures. As a result of adopting ASU 2016-09, in the three and six months ended June 30, 2017, we recorded a credit to income tax expense of $0.4 million and $2.7 million, respectively, related to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock units on our consolidated statement of operations, and we reclassified $52,000 from cash flows from financing activities to cash flows from operating activities for the six months ended June 30, 2016 to conform to our current period presentation. Also, we recorded a $94,000 cumulative effect adjustment to retained earnings as of January 1, 2017 as a result of our accounting policy election relating to forfeitures. We anticipate ongoing income tax expense volatility as a result of the adoption of this standard.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under GAAP and eliminate industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. The ASU, as amended, will be effective beginning in the first quarter of 2018. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively by recognizing the cumulative effect of initially applying the guidance to all contracts existing at the date of initial application (the modified retrospective method). We have engaged resources and created a cross-functional implementation team to analyze the effect of the new guidance, and have communicated progress to date to management and the audit committee. We are currently assessing all potential impacts of the standard on our contract portfolio by reviewing the current accounting policies and practices utilized to identify potential differences that would result from applying the requirements of the new standard to our various contracts. Given the breadth of the types of arrangements we have with customers, a substantial amount of work continues to remain in order to reach conclusions on the effects on our various revenue streams. We will adopt the guidance on January 1, 2018. We currently prefer to adopt the standard using the full retrospective method; however, our ability to do so is dependent on many factors, including the completion of our analysis of information necessary to recast prior period financial statements. Based on these and other factors, we may decide to use the cumulative catch-up transition method.

3. Acquisitions

Stratiform

On December 29, 2016, we completed the acquisition of Stratiform, Inc. for C$2.1 million in cash (or $1.6 million). Stratiform is an industry-leading provider of cloud IT solutions that include consulting, professional and managed services to clients across Canada. As part of the Stratiform acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2017, 2018 and 2019 (each year the “measurement period”), and payable 90 days in arrears following each measurement period. We have accrued approximately $0.7 million of contingent earn-out consideration, of which we have included $0.3 million in each of “Accrued expenses and other current liabilities” and “Other long-term liabilities” on our Condensed Consolidated Balance Sheet as of June 30, 2017.

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

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is our largest acquisition to date based on revenues, and is expected to significantly enhance our relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration on a monthly basis, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of June 30, 2017, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million. Our original estimate of the fair value of contingent consideration to be paid during the earn-out period, based on expected future results of the acquired business, was $32.5 million at the time of the acquisition. In the fourth quarter of 2015, as a result of an increase in expected future results of the acquired business, we increased the fair value of contingent consideration to $38.6 million. There has been no change to the fair value of expected contingent consideration since December 31, 2015. During the six months ended June 30, 2017 and 2016, we made $6.5 million and $5.9 million, respectively, of earn-out payments to the sellers of En Pointe. As of June 30, 2017, we have made 26 monthly earn-out payments, in aggregate totaling $28.5 million, to the sellers of En Pointe. As of June 30, 2017, we had $10.1 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheet for the final monthly payments to be made throughout the earn-out period ending March 31, 2018. The fair value of this contingent consideration is determined and accrued based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, we developed our own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration include projected gross profit values of the Commercial and Public Sector components of En Pointe and the weighted average cost of capital of each component.

4. Property and Equipment

In January 2017, we completed the purchase of real property in Woodridge, Illinois for approximately $3.1 million in cash. The real property includes approximately 29,344 square feet of office space.

In September 2015, we listed our real property located in Irvine, California (the “Irvine Property”) for sale. Under a broker agreement, the Irvine Property is available for immediate sale in its present condition. We classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Property held for sale” and $4.6 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Condensed Consolidated Balance Sheet as of December 31, 2016. As of June 30, 2017, the Irvine Property, which continues to be available for sale, has been classified as part of “Property and equipment, net” and the related mortgage as part of “Notes payable-current” and “Notes payable” on our Condensed Consolidated Balance Sheet as it no longer meets the criteria for held for sale classification primarily due to passage of time.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows (in thousands) by segment:

	Commercial	Public Sector	Canada	Total
Balance at December 31, 2016	$69,735	$8,322	$5,331	$83,388
Foreign currency translation	—	—	193	193
Balance at June 30, 2017	$69,735	$8,322	$5,524	$83,581

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At June 30, 2017				At December 31, 2016
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$7,722	(1)	$2,541	$5,181	$7,691	(1)	$1,901	$5,790
Customer relationships	15	13,456		6,634	6,822	13,369		5,480	7,889
Non-compete agreements	4	2,369		1,269	1,100	2,361		966	1,395
Total intangible assets		$23,547		$10,444	$13,103	$23,421		$8,347	$15,074

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $1.0 million and $1.4 million for the three months ended June 30, 2017 and 2016, and $2.1 million and $3.0 million for the six months ended June 30, 2017 and 2016. Estimated amortization expense for intangible assets as of June 30, 2017 in each of the next five years and thereafter is as follows: $2.1 million in the remainder of 2017, $3.0 million in 2018, $1.8 million in 2019, $1.3 million in 2020, $0.5 million in 2021 and $1.5 million thereafter.

6. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$107,310	$107,396
Note payable, LIBOR plus 1.50%, maturing in March 2021	—	8,293
Note payable, LIBOR plus 1.50%, maturing in March 2021	11,927	1,392
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,503	4,601	(1)
Note payable, LIBOR plus 2.25%, maturing in January 2022	4,022	4,137
Notes payable, 4.12%, 4.33% and 4.60%, matured in March 2017	—	525
Note payable, LIBOR plus 2.25%, maturing in January 2020	6,952	7,107
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in November 2017	7,912	8,113
Other note payable, maturing in August 2018	350	351
Total	142,976	141,915
Less: Total current debt	117,921	123,165
Total non-current debt	$25,055	$18,750

(1)	This note payable, related to the Irvine Property, has been presented on our Condensed Consolidated Balance Sheet at December 31, 2016 as “Note payable related to asset held for sale” and was included as current debt. See Note 4 above for more information regarding the Irvine Property.

The following table sets forth the maturities of our outstanding debt balance as of June 30, 2017 (in thousands):

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Total long-term debt obligations	$9,524	$2,524	$2,524	$8,395	$6,091	$6,608	$35,666
Revolving credit facility	107,310	—	—	—	—	—	107,310
Total	$116,834	$2,524	$2,524	$8,395	$6,091	$6,608	$142,976

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2017, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2017, we had $166.5 million available to borrow for working capital advances under the line of credit.

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

At June 30, 2017, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.85%.

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

Accounting for Uncertainty in Income Taxes

At June 30, 2017 and December 31, 2016, we had unrecognized tax benefits of $0.5 million related to research credits. For the three and six months ended June 30, 2017 and 2016, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at June 30, 2017 and December 31, 2016. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

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

We did not repurchase any shares of our common stock under this program during the three months ended June 30, 2017. From the inception of the program in October 2008 through June 30, 2017, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At June 30, 2017, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended June 30, 2017 and 2016, approximately 114,000 and 626,000 common shares, respectively, have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the six months ended June 30, 2017 and 2016, approximately 107,000 and 551,000 common shares, respectively, have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Amount ($)	Shares	Per Share Amounts ($)
Three Months Ended June 30, 2017:
Basic EPS
Net income	$2,500	12,574	$0.20
Effect of dilutive securities
Dilutive effect of stock awards	—	912
Diluted EPS
Adjusted net income	$2,500	13,486	$0.19

Three Months Ended June 30, 2016:
Basic EPS
Net income	$7,406	11,715	$0.63
Effect of dilutive securities
Dilutive effect of stock awards	—	496
Diluted EPS
Adjusted net income	$7,406	12,211	$0.61

	Amount ($)	Shares	Per Share Amounts ($)
Six Months Ended June 30, 2017:
Basic EPS
Net income	$6,527	12,477	$0.52
Effect of dilutive securities
Dilutive effect of stock awards	—	1,006
Diluted EPS
Adjusted net income	$6,527	13,483	$0.48

Six Months Ended June 30, 2016:
Basic EPS
Net income	$7,562	11,796	$0.64
Effect of dilutive securities
Dilutive effect of stock awards	—	466
Diluted EPS
Adjusted net income	$7,562	12,262	$0.62

10. Segment Information

Summarized segment information for our continuing operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended June 30, 2017
Net sales	$439,538	$76,789	$43,600	$362	$(179)	$560,110
Gross profit	67,218	11,064	7,185	53	(149)	85,371
Depreciation and amortization expense(1)	1,430	207	198	—	1,556	3,391
Operating profit (loss)	19,750	4,832	291	(1,585)	(17,664)	5,624

Three Months Ended June 30, 2016
Net sales	$445,022	$98,980	$37,004	$—	$(12)	$580,994
Gross profit	67,754	9,661	5,595	—	(11)	82,999
Depreciation and amortization expense(1)	1,609	286	330	—	1,750	3,975
Operating profit (loss)	22,486	4,276	824	—	(14,221)	13,365

Six Months Ended June 30, 2017
Net sales	$848,011	$144,057	$92,284	$362	$(205)	$1,084,509
Gross profit	131,042	17,959	14,727	53	(205)	163,576
Depreciation and amortization expense(1)	2,824	414	505	—	3,170	6,913
Operating profit (loss)	37,960	6,226	1,515	(1,737)	(33,867)	10,097

Six Months Ended June 30, 2016
Net sales	$829,427	$171,443	$78,166	$—	$(13)	$1,079,023
Gross profit	125,847	15,676	11,797	—	(14)	153,306
Depreciation and amortization expense(1)	3,243	576	668	—	3,560	8,047
Operating profit (loss)	38,714	5,723	2,503	—	(32,056)	14,884

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of June 30, 2017 and December 31, 2016, we had total consolidated assets of $710.0 million and $629.8 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

11. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.5 million in each of the three month periods ended June 30, 2017 and 2016, respectively, and $2.9 million and $3.0 million in the six month periods ended June 30, 2017 and 2016, respectively. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

As described above in Note 3, we acquired certain assets of En Pointe Technologies in 2015. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand (“En Pointe”). We are currently involved in several disputes related to the En Pointe acquisition as described below. Any litigation, arbitration or other dispute resolution process could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. While we intend to pursue and/or defend these actions vigorously, we cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

Delaware Litigation with Collab9. On December 5, 2016, Collab9, Inc. (formerly, En Pointe Technologies Sales, Inc.) filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of Delaware in New Castle County, Delaware. The action arises out of a March 12, 2015 Asset Purchase Agreement (“APA”) pursuant to which the Company acquired assets of Collab9’s information technology solutions business. Collab9’s complaint alleges that the Company breached the APA by failing to pay Collab9 the full amount of the periodic “earn-out” payments to which Collab9 is entitled under the APA. The complaint also alleges that the Company breached an obligation to cooperate with Collab9’s evaluation of its claim for breach of the APA’s earn-out provisions. The complaint does not specify the amount of damages Collab9 is seeking, but asserts that the amount of underpayment is “millions of dollars.” On February 8, 2017, the Company filed an answer to Collab9’s complaint in which the Company denied that it breached the APA and asserted that there is no merit in Collab9’s claim. On June 23, 2017, Collab9 informed the Company that Collab9 believes it has additional claims that the Company (i) breached an alleged obligation under the APA to provide a SAP software license to Collab9, (ii) improperly used, manipulated and/or copied data residing on the acquired business’ information technology platform, and (iii) improperly terminated Collab9’s access to certain software and data residing on that platform; however, Collab9 has not amended its complaint to include these claims. The court has not yet established a schedule for pretrial proceedings or for trial on the merits of Collab9’s claims. The Company believes the claims are speculative and wholly without merit, and intends to vigorously defend the claims. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

On April 11, 2017, the Company amended its answer to include counterclaims against the sellers in the Collab 9 transaction, including Collab9. These counterclaims assert claims for breach of contract, tortious interference, and intentional misrepresentation. The counterclaims include allegations that the sellers intentionally breached their representations and warranties concerning the financial statements of the business whose assets the Company acquired under the APA, and the need for minority business certifications which were required for certain acquired contracts under the APA. The counterclaims also include allegations that the sellers failed to disclose related party interests or retained control over Ovex Technologies (Private) Limited (“Ovex”), a third party operation in Pakistan that provided support functions for the acquired business. At this time, the outcome of this matter is uncertain.

California Litigation with Collab9. On January 13, 2017, Collab9 filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of California for the County of Los Angeles. The complaint alleges that, in connection with the Company’s processing of transactions with certain customers whose contracts the Company purchased the rights to under the APA following the closing of the APA, the Company, without authorization, accessed and altered electronically stored data of which Collab9 claims to have retained ownership. It further alleges that, although Collab9 authorized the Company to access the data in question during a post-closing transition period, the Company continued to access and alter the data Collab9 claims to own after an alleged termination of such authorization, and, in so doing, violated California’s Computer Data Access and Fraud Act. The Company believes the claims are wholly without merit, and intends to vigorously defend the claims. On February 21, 2017, the Company moved to dismiss the case on the ground that the APA governs this dispute and contains a provision designating New Castle County, Delaware as the exclusive forum in which claims arising out of or relating to the APA may be brought. Following briefing and oral argument on July 12, 2017, the court granted the Company’s motion to dismiss. We do not know whether Collab9 will refile the claim asserted in this action in a Delaware court. If a new action is filed in Delaware, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

California Litigation Against Yunus, Ovex, Din and Zones. On February 22, 2017, En Pointe filed an action against former employee Imran Yunus in California Superior Court alleging misappropriation of trade secrets, breach of contract, and other claims relating to Mr. Yunus’s departure from his employment at En Pointe to commence employment at a competitor. After discovering new facts about an alleged conspiracy to cause Ovex employees to resign and join a competitor, En Pointe amended the complaint on June 1, 2017 to add Zones, Inc., Ovex and Bob Din as defendants. In its complaint, En Pointe seeks damages against Zones, Yunus, and Din, and injunctive relief against all defendants. The core allegations relate to an alleged scheme orchestrated by defendant Din to conspire with Ovex management to cause Ovex employees to leave Ovex, taking En Pointe’s confidential information and trade secrets, and join competitor Zones. On June 6, 2017, a temporary restraining order was issued by the court in which defendants were ordered, among other things, to immediately provide En Pointe with access to information in their possession and to not use or disclose En Pointe’s trade secrets and confidential information. Ovex partially complied with the order and En Pointe continues to work with Ovex to complete the transfer to En Pointe of certain information in Ovex’s possession which En Pointe uses in connection with its business. On July 13, 2017, the court denied En Pointe’s request for a preliminary injunction, without prejudice, and dissolved the temporary restraining order for periods after July 13, 2017 without relieving defendants of their obligations while the temporary restraining order was in effect. The court based its decision primarily upon its determination that, at this stage of the litigation, there lacked sufficient evidence at this time to support the continued need for injunctive relief. A case management conference was held on July 27, 2017, at which a trial date was set for August 27, 2018.

Pakistan Litigation. On June 3, 2017, Ovex filed an action in Pakistan against En Pointe and PCM’s subsidiary in Pakistan claiming that En Pointe breached a contract pursuant to which Ovex provided En Pointe with back-office administrative support and customer service support. The complaint sought damages, declaratory relief that En Pointe’s termination of services contract should be suspended, and other injunctive relief. On the same date, the court in Pakistan issued a temporary order suspending the termination of the services contract pending a further hearing on the action and indicating that such order will not affect any other order or proceeding of any other competent judicial authority. En Pointe has filed applications before the court in Pakistan seeking orders dismissing the injunction and staying the case filed by Ovex seeking damages. En Pointe’s applications are based on its assertion that any matters to be litigated arising out of or in connection with the services contract is subject to a binding and enforceable exclusive arbitration clause in the services contract. The Company believes the claims by Ovex are speculative and wholly without merit, and intends to vigorously defend the claims. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

Ovex Arbitration. On June 6, 2017, En Pointe commenced arbitration against Ovex claiming damages arising from various claimed breaches by Ovex of the services contract between the parties. On July 7, 2017, an emergency arbitrator granted En Pointe some interim relief, including (i) a declaration that the arbitration clause in the services contract is valid and not waived, (ii) that any claim relating to termination of the services contract, or for beach of the contract, or for damages arising out of the services contract must be conducted within the arbitration, and (iii) that the services contract terminates no later than August 18, 2017. A permanent arbitrator for the action was appointed on August 3, 2017.

Federal Anti-Suit Injunction Action. On June 12, 2017, En Pointe filed a petition in the U.S. District Court for the Central District of California to compel arbitration for claims relating to the services contract with Ovex and for an anti-suit injunction against Ovex. In this action, En Pointe has sought an order directing that any claims for damages arising out of the services contract must occur in arbitration, and any attempt to pursue damages in a foreign jurisdiction will be blocked by an anti-suit injunction. The court has set a hearing on En Pointe’s petition for September 18, 2017.

Securities Class Action. On May 3, 2017, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Miller v. PCM Inc., Case No. 2:17-cv-03364 (C.D. Cal. filed May 3, 2017). In this action, plaintiff, purportedly on behalf of a putative class of purchasers of PCM securities from June 17, 2015 through May 2, 2017, alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that the financial statements of En Pointe, a company PCM acquired in 2015, materially overstated the profitability of En Pointe’s business. The complaint seeks unspecified damages against the defendants on behalf of a putative class of purchasers of the Company’s stock between June 17, 2015 and May 2, 2017. On July 27, 2017, the court appointed three individuals as lead plaintiffs and approved their selection of lead plaintiffs’ counsel. The defendants have not been served, and there is no current deadline for defendants to respond to the complaint. The Company denies the allegations in the complaint and will vigorously defend against this lawsuit. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

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

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in the Philippines and the United Kingdom. We opened a small office in Pakistan during the second quarter of 2017, which is currently used primarily as an administrative office. We have not hired any employees in Pakistan at this time. In the three months ended June 30, 2017, we generated approximately 78% of our revenue in our Commercial segment, 14% of our revenue in our Public Sector segment and 8% of our revenue in our Canada segment. In the six months ended June 30, 2017, we generated approximately 78% of our revenue in our Commercial segment, 13% of our revenue in our Public Sector segment and 9% of our revenue in our Canada segment. PCM UK commenced its sales operations in May 2017 and our United Kingdom segment net sales were $0.4 million in the three months ended June 30, 2017.

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

A substantial portion of our business is dependent on sales of Dell, HP Inc. and Microsoft products as well as products purchased from other vendors including Apple, Cisco, Hewlett Packard Enterprise, Ingram Micro, Lenovo, and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Microsoft	20%	20%	17%	17%
HP Inc	9	9	9	10
Dell	9	9	9	9

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

General economic conditions have an effect on our business and results of operations across all of our segments. If economic growth in the U.S., Canada, the UK and other countries slows or declines, government, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. The economic climate in the U.S., Canada, the UK and elsewhere could have an impact on the rate of information technology spending of our current and potential customers, which would impact our business and results of operations. These factors affect sales of our products, sales cycles, adoption rates of new technologies and level of price competition. We continue to focus our efforts on cost controls, competitive pricing strategies, and driving higher margin service and solution sales. We also continue to make selective investments in our sales force personnel, service and solutions capabilities and IT infrastructure and tools in an effort to meet vendor program requirements and to position us for enhanced productivity and future growth.

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

Since our acquisition of En Pointe, we have received third party back office support in Pakistan to supplement our captive support operations in other geographies. We expect the agreement for these outsourced services in Pakistan to expire in the third quarter of 2017. We have taken steps to transition these IT, accounting, customer service and order management and other support services to our wholly-owned service operations in the Philippines and other geographies. While we expect that the transition of these services may require management attention in the near term, we expect to achieve longer term efficiencies, improved capabilities and cost savings from this transition.

We are currently involved in several disputes related to the En Pointe acquisition. These proceedings are described under the heading “Legal Proceedings” in Part I, Item 1, Note 11 to the Notes to the Condensed Consolidated Financial Statements of this report and are incorporated herein by reference. Any litigation, arbitration or other dispute resolution process could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. While we intend to pursue and/or defend these actions vigorously, we cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

Investment in Non-Consolidated Affiliate

Beginning in the first quarter of 2017, our financial results do not consolidate the financial results of sales made under some customer contracts we purchased in the En Pointe acquisition, which are now held by a partner which qualifies for certification as a minority and women owned business in accordance with customer supplier diversity policies. We hold a 49% passive equity interest in this partner and we have accounted for our investment in this partner using the equity method of accounting beginning in the first quarter of 2017. We refer to this entity as the non-controlled entity or NCE. We record our results from our 49% equity interest in the NCE’s operations as “Equity income from unconsolidated affiliate” in our consolidated statement of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$560,110	$580,994	$1,084,509	$1,079,023
Cost of goods sold	474,739	497,995	920,933	925,717
Gross profit	85,371	82,999	163,576	153,306
Selling, general and administrative expenses	79,747	69,634	153,479	138,422
Operating profit	5,624	13,365	10,097	14,884
Interest expense, net	1,986	1,461	3,639	2,935
Equity income from unconsolidated affiliate	135	—	273	—
Income before income taxes	3,773	11,904	6,731	11,949
Income tax expense	1,273	4,498	204	4,387
Net income	$2,500	$7,406	$6,527	$7,562

Basic and Diluted Earnings Per Common Share
Basic	$0.20	$0.63	$0.52	$0.64
Diluted	0.19	0.61	0.48	0.62

Weighted average number of common shares outstanding:
Basic	12,574	11,715	12,477	11,796
Diluted	13,486	12,211	13,483	12,262

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.8	85.7	84.9	85.8
Gross profit	15.2	14.3	15.1	14.2
Selling, general and administrative expenses	14.2	12.0	14.2	12.8
Operating profit	1.0	2.3	0.9	1.4
Interest expense, net	0.4	0.3	0.3	0.3
Equity income from unconsolidated affiliate	—	—	—	—
Income before income taxes	0.6	2.0	0.6	1.1
Income tax expense	0.2	0.7	—	0.4
Net income	0.4%	1.3%	0.6%	0.7%

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended June 30,
	2017		2016
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$439,538	78%	$445,022	77%	$(5,484)	(1)%
Public Sector	76,789	14	98,980	17	(22,191)	(22)
Canada	43,600	8	37,004	6	6,596	18
United Kingdom	362	—	—	—	362	—
Corporate & Other	(179)	—	(12)	—	(167)	NM (1)
Consolidated	$560,110	100%	$580,994	100%	$(20,884)	(4)%

(1)	Not meaningful.

Consolidated net sales were $560.1 million in the three months ended June 30, 2017 compared to $581.0 million in the three months ended June 30, 2016, a decrease of $20.9 million, or 4%. As previously announced, beginning in the first quarter of 2017, our financial results do not consolidate the financial results of sales made under some customer contracts we purchased in the En Pointe acquisition, which are now held by a partner which qualifies for certification as a minority and women owned business in accordance with customer supplier diversity policies. Our consolidated net sales for the three months ended June 30, 2017 do not include $27.6 million of net sales made under contracts held by the NCE, of which our equity in net income of this unconsolidated affiliate was $0.1 million for the three months ended June 30, 2017. Further, our consolidated net sales were impacted by a shift in sales mix in our Public Sector segment towards products reported on a net basis. Consolidated sales of services were $40.8 million in the three months ended June 30, 2017 compared to $34.1 million in the three months ended June 30, 2016, an increase of $6.7 million, or 20%, and represented 7% and 6% of consolidated net sales in each of the three months ended June 30, 2017 and 2016, respectively.

Commercial net sales were $439.5 million in the three months ended June 30, 2017 compared to $445.0 million in the three months ended June 30, 2016, a decrease of $5.5 million or 1%. Our Commercial net sales for the three months ended June 30, 2017 does not include $27.6 million of net sales made under contracts now held by the NCE. Sales of services were $27.6 million in the three months ended June 30, 2017 compared to $25.8 million in the three months ended June 30, 2016, an increase of $1.8 million, or 7%, and represented 6% of Commercial net sales in each of the three months ended June 30, 2017 and 2016, respectively.

Public Sector net sales were $76.8 million in the three months ended June 30, 2017 compared to $99.0 million in the three months ended June 30, 2016, a decrease of $22.2 million, or 22%. The decrease in Public Sector net sales was primarily due to a shift in sales mix towards products reported on a net basis. Net sales in our SLED portion of our Public Sector business decreased 21% primarily due to this shift in sales mix. Net sales in our federal business declined 25% primarily due to reductions in sales under certain federal contracts during the quarter. Sales of services in our Public Sector segment were $5.8 million in the three months ended June 30, 2017 compared to $2.2 million in the three months ended June 30, 2016, an increase of $3.6 million, or 158%, and represented 8% and 2% of Public Sector net sales in each of the three months ended June 30, 2017 and 2016, respectively.

Canada net sales were $43.6 million in the three months ended June 30, 2017 compared to $37.0 million in the three months ended June 30, 2016, an increase of $6.6 million, or 18%, related to increased sales of products and services across all of our Canadian business units. Sales of services were $7.4 million in the three months ended June 30, 2017 compared to $6.0 million in the three months ended June 30, 2016, an increase of $1.4 million, or 23%, and represented 17% and 16% of Canada net sales in each of the three months ended June 30, 2017 and 2016, respectively.

Our United Kingdom segment, which we formed in the first quarter of 2017, generated net sales of approximately $362,000 in the three months ended June 30, 2017.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $85.4 million in the three months ended June 30, 2017 compared to $83.0 million in the three months ended June 30, 2016, an increase of $2.4 million, or 3%. Consolidated gross profit margin increased to 15.2% in the three months ended June 30, 2017 from 14.3% in the same period last year. The increase in consolidated gross profit was primarily due to the increase in sales of services during the quarter, combined with incremental funding received from vendors during the quarter, which is included as an offset to cost of goods sold. The increase in consolidated gross profit margin was primarily due to an increase in higher margin sales in each of our segments, including the impact of the increased mix of sales reported on a net basis, increased sales of services and advanced solutions and increased vendor consideration as a percentage of our net sales. Our consolidated gross profit margin also benefited from the non-consolidation in 2017 of contracts now held by the NCE, as discussed above, which have historically had lower margins.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $79.7 million in the three months ended June 30, 2017 compared to $69.6 million in the three months ended June 30, 2016, an increase of $10.1 million, or 15%. Consolidated SG&A expenses as a percentage of net sales increased to 14.2% in the three months ended June 30, 2017 from 12.0% in the same period last year. The increase in consolidated SG&A expenses were primarily related to a $4.1 million increase in personnel costs, primarily related to the investments we made in our advanced technology solutions practices in areas of new strategic focus and field and inside account executives in the U.S. and Canada, $1.5 million of personnel and other startup costs associated with our new UK segment, a $1.3 million class action settlement received in the prior year quarter, a $1.2 million increase in M&A and related litigation costs and a $0.6 million increase in third-party service costs.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended June 30,								Change in
	2017			2016			Change in		Operating
	Operating Profit	Operating Profit		Operating Profit	Operating Profit		Operating Profit (Loss)		Profit Margin
	(Loss)	Margin(1)		(Loss)	Margin(1)		$	%	%
Commercial	$19,750	4.5%		$22,486	5.1%		$(2,736)	(12)%	(0.6)%
Public Sector	4,832	6.3		4,276	4.3		556	13	2.0
Canada	291	0.7		824	2.2		(533)	(65)	(1.5)
United Kingdom	(1,585)	NM	(1)	—	—		(1,585)	NM (1)	NM	(1)
Corporate & Other	(17,664)	(3.2	)(2)	(14,221)	(2.4	)(2)	(3,443)	24	(0.8	)(2)
Consolidated	$5,624	1.0%		$13,365	2.3%		$(7,741)	(58)%	(1.3)%

(1) Not meaningful.

(2)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $5.6 million in the three months ended June 30, 2017 compared to $13.4 million in the three months ended June 30, 2016, a decrease of $7.8 million or 58%.

Commercial operating profit was $19.8 million in the three months ended June 30, 2017 compared to $22.5 million in the three months ended June 30, 2016, a decrease of $2.7 million, or 12%. The decrease in Commercial operating profit was primarily due to a $0.5 million decrease in Commercial gross profit, an increase of $0.9 million in allocated costs associated with our advanced solutions practices and an increase in direct Commercial personnel costs of $0.7 million, primarily related to incremental inside and field account executive headcount.

Public Sector operating profit was $4.8 million in the three months ended June 30, 2017 compared to $4.3 million in the three months ended June 30, 2016, an increase of $0.5 million, or 13%. The increase in Public Sector operating profit was primarily due to a $1.4 million increase in Public Sector gross profit, partially offset by an increase in personnel costs of $0.8 million primarily related to incremental account executive headcount.

Canada operating profit was $0.3 million in the three months ended June 30, 2017 compared to $0.8 million in the three months ended June 30, 2016, a decrease of $0.5 million, or 65%, which was primarily due to an increase in personnel costs of $1.8 million related to our investment in advanced solutions and sales account executive headcount, as well as the addition of costs resulting from the acquisition of Stratiform in December 2016, partially offset by a $1.6 million increase in Canada gross profit.

United Kingdom operating loss was $1.6 million in the three months ended June 30, 2017, representing the segment’s second quarter of operating expenses which include overhead support and consulting costs, as well as startup legal and litigation costs.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $17.7 million in the three months ended June 30, 2017 compared to $14.2 million in the three months ended June 30, 2016, an increase of $3.5 million, or 24%. The increase in our Corporate & Other operating expenses was primarily due to a $1.3 million gain resulting from a class action settlement related to an industry wide DRAM indirect antitrust litigation received in the three months ended June 30, 2016, an increase in M&A and related litigation costs of $1.1 million and an increase in personnel costs of $0.9 million.

Net Interest Expense

Total net interest expense for the three months ended June 30, 2017 was $2.0 million compared with $1.5 million in the same period of 2016. The $0.5 million increase in interest expense during the three months ended June 30, 2017 was primarily due to a $0.3 million interest charge related to unclaimed property reports dating back to 2003 and an increase in the average interest rate during the three months ended June 30, 2017 compared to the same period in the prior year, partially offset by the effect of a lower average outstanding loan balance during the three months ended June 30, 2017 compared to the same period in the prior year.

Income Tax Expense

We recorded an income tax expense of $1.3 million in the three months ended June 30, 2017 compared to $4.5 million in the three months ended June 30, 2016, inclusive of discrete items. Our effective tax rates for the three months ended June 30, 2017 and 2016, inclusive of discrete items, were 33.7% and 37.8%, respectively. In the three months ended June 30, 2017, we benefited from $0.4 million in excess tax benefits related to the exercise of stock options, which was recorded as a discrete item credited to income tax expense as a result of adopting ASU 2016-09 during the first quarter of 2017. The decrease in the effective tax rate for the three months ended June 30, 2017 compared to 2016 was primarily related to the effect of excess tax benefits related to the exercise of stock options.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Six Months Ended June 30,
	2017		2016
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$848,011	78%	$829,427	77%	$18,584	2%
Public Sector	144,057	13	171,443	16	(27,386)	(16)
Canada	92,284	9	78,166	7	14,118	18
United Kingdom	362	—	—	—	362	NM (1)
Corporate & Other	(205)	—	(13)	—	(192)	NM (1)
Consolidated	$1,084,509	100%	$1,079,023	100%	$5,486	1%

(1) Not meaningful.

Consolidated net sales were $1,084.5 million in the six months ended June 30, 2017 compared to $1,079.0 million in the six months ended June 30, 2016, an increase of $5.5 million, or 1%. Our consolidated net sales for the six months ended June 30, 2017 do not include $46.5 million of net sales made under contracts held by the NCE, of which our equity in net income of this unconsolidated affiliate was $0.3 million for the six months ended June 30, 2017. Consolidated sales of services were $77.6 million in the six months ended June 30, 2017 compared to $66.4 million in the six months ended June 30, 2016, an increase of $11.2 million, or 17%, and represented 7% and 6% of consolidated net sales in each of the six months ended June 30, 2017 and 2016, respectively.

Commercial net sales were $848.0 million in the six months ended June 30, 2017 compared to $829.4 million in the six months ended June 30, 2016, an increase of $18.6 million or 2%. Our Commercial net sales for the six months ended June 30, 2017 does not include $46.5 million of net sales made under contracts now held by the NCE. Sales of services were $54.8 million in the six months ended June 30, 2017 compared to $50.3 million in the six months ended June 30, 2016, an increase of $4.5 million, or 9%, and represented 6% of Commercial net sales in each of the six months ended June 30, 2017 and 2016.

Public Sector net sales were $144.1 million in the six months ended June 30, 2017 compared to $171.4 million in the six months ended June 30, 2016, a decrease of $27.3 million, or 16%. The decrease in Public Sector net sales was primarily due to a shift in sales mix towards products reported on a net basis and a reduction in spend from a large customer in our SLED business in the first quarter of 2017, which contributed to a 20% decline in the SLED portion of our Public Sector business. Sales in our federal business declined by 8% primarily due to reductions in sales under certain federal contracts during the current year period. Sales of services were $7.9 million in the six months ended June 30, 2017 compared to $4.4 million in the six months ended June 30, 2016, an increase of $3.5 million, or 82%, and represented 6% and 3% of Public Sector net sales in each of the six months ended June 30, 2017 and 2016, respectively.

Canada net sales were $92.3 million in the six months ended June 30, 2017 compared to $78.2 million in the six months ended June 30, 2016, an increase of $14.1 million, or 18%. The increase in our Canada net sales was related to increased sales of services and product, as well as the sales resulting from our Stratiform acquisition, which was completed in December 2016. Sales of services were $14.9 million in the six months ended June 30, 2017 compared to $11.8 million in the six months ended June 30, 2016, an increase of $3.1 million, or 26%, and represented 16% and 15% of Canada net sales in each of the six months ended June 30, 2017 and 2016, respectively.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $163.6 million in the six months ended June 30, 2017 compared to $153.3 million in the six months ended June 30, 2016, an increase of $10.3 million, or 7%. Consolidated gross profit margin increased to 15.1% in the six months ended June 30, 2017 from 14.2% in the same period last year. The increase in consolidated gross profit was primarily due to the increase in net sales discussed above combined with incremental funding received from vendors during the period, which is included as an offset to cost of goods sold and the increase in sales of services during the period. The increase in consolidated gross profit margin was primarily due to an increase in higher margin sales in each of our segments, including the impact of the increased mix of sales reported on a net basis, increased sales of services and advanced solutions and increased vendor consideration as a percentage of our net sales. Our consolidated gross profit margin also benefited from the non-consolidation in 2017 of contracts now held by the NCE, as discussed above, which have historically had lower margins.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $153.5 million in the six months ended June 30, 2017 compared to $138.4 million in the six months ended June 30, 2016, an increase of $15.1 million, or 11%. Consolidated SG&A expenses as a percentage of net sales increased to 14.2% in the six months ended June 30, 2017 from 12.8% in the same period last year. The increase in consolidated SG&A expenses were primarily related to a $6.6 million increase in personnel costs, primarily related to the investments we made in our advanced technology solutions practices in areas of new strategic focus and field and inside account executives in the U.S. and Canada, $1.7 million of personnel and other startup costs associated with our new UK segment, a $1.6 million increase in third-party service costs, a $1.3 million class action settlement received in the prior year quarter, a $1.1 million increase relating to legal settlement costs and a $1.0 million increase in telecommunications expenses. Since 2015, we have implemented a number of cost reduction measures in an effort to improve our operating margins. Our historically reported cost savings have been achieved across many elements of the business, and were not based upon shifting resources to our outsourced service provider in Pakistan.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,								Change in
	2017			2016			Change in		Operating
	Operating Profit	Operating Profit		Operating Profit	Operating Profit		Operating Profit (Loss)		Profit Margin
	(Loss)	Margin(1)		(Loss)	Margin(1)		$	%	%
Commercial	$37,960	4.5%		$38,714	4.7%		$(754)	(2)%	(0.2)%
Public Sector	6,226	4.3		5,723	3.3		503	9	1.0
Canada	1,515	1.6		2,503	3.2		(988)	(39)	(1.6)
United Kingdom	(1,737)	NM	(1)	—	—		(1,737)	NM (1)	NM (1)
Corporate & Other	(33,867)	(3.1	)(2)	(32,056)	(3.0	)(2)	(1,811)	6	(0.1)
Consolidated	$10,097	0.9%		$14,884	1.4%		$(4,787)	(32)%	(0.5)%

(1)	Not meaningful.
(2)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $10.1 million in the six months ended June 30, 2017 compared to $14.9 million in the six months ended June 30, 2016, a decrease of $4.8 million or 32%.

Commercial operating profit was $38.0 million in the six months ended June 30, 2017 compared to $38.7 million in the six months ended June 30, 2016, a decrease of $0.7 million, or 2%. The decrease in Commercial operating profit was primarily due to an increase in investments we made in our advanced solutions, field sales and inside sales and an increase in third-party service costs of $1.0 million, partially offset by a $5.2 million increase in Commercial gross profit.

Public Sector operating profit was $6.2 million in the six months ended June 30, 2017 2017 compared to $5.7 million in the six months ended June 30, 2016, an increase of $0.5 million, or 9%. The increase in Public Sector operating profit was primarily due to a $2.3 million increase in Public Sector gross profit, partially offset by a $1.2 million increase in personnel costs and an increase in various operating expenses.

Canada operating profit was $1.5 million in the six months ended June 30, 2017 compared to $2.5 million in the six months ended June 30, 2016, a decrease of $1.0 million, or 39%. This decrease in Canada operating profit was primarily due to an increase in personnel costs related to our investment in advanced solutions and sales account executive headcount, as well as the addition of costs resulting from the acquisition of Stratiform in December 2016, partially offset by a $2.9 million increase in Canada gross profit.

United Kingdom operating loss was $1.7 million in the six months ended June 30, 2017, representing the segment’s first six months of operating expenses which include overhead support and consulting costs.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $33.9 million in the six months ended June 30, 2017 compared to $32.1 million in the six months ended June 30, 2016, an increase of $1.8 million, or 6%. The increase in our Corporate & Other operating expenses was primarily due to a $1.3 million gain resulting from a class action settlement related to an industry wide DRAM indirect antitrust litigation received in the three months ended June 30, 2016.

Net Interest Expense

Total net interest expense for the six months ended June 30, 2017 was $3.6 million compared with $2.9 million in the same period of 2016. The $0.7 million increase in interest expense during the six months ended June 30, 2017 was primarily related to an increase in the average interest rate during the three months ended June 30, 2017 compared to the same period in the prior year as well as a $0.3 million interest charge recorded in the second quarter of 2017 related to unclaimed property reports dating back to 2003.

Income Tax Expense

We recorded an income tax expense of $0.2 million in the six months ended June 30, 2017 compared to $4.4 million in the six months ended June 30, 2016, inclusive of discrete items. Our effective tax rates for the six months ended June 30, 2017 and 2016, inclusive of discrete items, were 3% and 36.7%, respectively. In the six months ended June 30, 2017, we benefited from $2.7 million in excess tax benefits related to the exercise of stock options, which was recorded as a discrete item credited to income tax expense as a result of adopting ASU 2016-09 during the first quarter of 2017. In the six months ended June 30, 2016, we benefited from $0.1 million in research and development credits, which was also recorded as a discrete item. The decrease in the effective tax rate for the six months ended June 30, 2017 compared to 2016 was primarily related to the adoption of ASU 2016-09, offset by an increase in valuation allowance and the proportion of income taxed at higher U.S. rates.

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

We had cash and cash equivalents of $7.3 million at June 30, 2017 and $7.2 million at December 31, 2016. Our working capital increased by $9.8 million to a working capital of $4.8 million at June 30, 2017 from negative working capital of $5.0 million at December 31, 2016.

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

We did not repurchase any shares of our common stock under this program during the three months ended June 30, 2017. From the inception of the program in October 2008 through June 30, 2017, we have repurchased an aggregate of 4,081,687 shares of our common stock for a total cost of $25.9 million. At June 30, 2017, we had $4.1 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which historically received the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extended through fiscal year 2016, we were required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of June 30, 2017, we had a total accrued receivable of $1.9 million related to 2016. We expect to file our 2016 claim in late 2017. We expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash provided in operating activities was $6.3 million in the six months ended June 30, 2017 compared to $99.3 million in the six months ended June 30, 2016.

The $6.3 million of net cash provided in operating activities in the six months ended June 30, 2017 was primarily due to a $74.3 million increase in accounts payable as result of timing of our outstanding payables and our operating results, partially offset by an $81.2 million increase in accounts receivable.

The $99.3 million of net cash provided by operating activities in the six months ended June 30, 2016 was primarily due to a $154.0 million increase in accounts payable associated with the timing of outstanding payments in the respective periods, partially offset by a $55.5 million increase in accounts receivable and a $30.1 million increase in inventory primarily related to specific inventory purchases for several customer contracts as well as opportunistic buys on certain items from a manufacturer.

Cash Flows from Investing Activities. Net cash used in investing activities was $9.1 million in the six months ended June 30, 2017 compared to $3.0 million in the six months ended June 30, 2016.

The $9.1 million of net cash used in investing activities in the six months ended June 30, 2017 was primarily related to a purchase of real property in Woodridge, Illinois for $3.1 million, expenditures relating to investments in our IT infrastructure and leasehold improvements.

The $3.0 million of net cash used in investing activities in the six months ended June 30, 2016 was primarily related to $2.5 million of capital expenditures and $0.5 million of incremental acquisition-related investments.

Cash Flows from Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2017 was $2.6 million compared to $98.5 million of net cash used in financing activities in the six months ended June 30, 2016.

The $2.6 million of net cash provided by financing activities in the six months ended June 30, 2017 was primarily related to a $5.0 million increase in book overdraft, $4.7 million of proceeds from stock issued under stock option plans and $3.1 million of borrowings under notes payable, partially offset by $6.5 million of earn-out liability payments and $2.0 million of payments under notes payable.

The $98.5 million of net cash used in financing activities in the six months ended June 30, 2016 was primarily related to $69.1 million of net payments on our line of credit, a $16.3 million decrease in book overdraft, $5.9 million of earn-out liability payments and $3.6 million of payments related to repurchases of our common stock during that period.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2017, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2017, we had $166.5 million available to borrow for working capital advances under the line of credit.

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

At June 30, 2017, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.85%.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016. As of June 30, 2017, there has been no material change in any off-balance sheet arrangements since December 31, 2016.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 11 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and six months ended June 30, 2017 other than compensation arrangements in the ordinary course of business.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategies, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

●	our ability to execute and benefit from our business strategies, including but not limited to, business strategies related to and strategic investments in our internal organization and focus on practice groups and sales of end-point solutions, advanced technologies, managed services and software solutions, leveraging our key vendor partner relationships, identifying and driving further operational efficiencies or successfully effecting our acquisition strategies including integrating our most recent acquisitions, and expanding our international capabilities;
●	our use of management information systems and their need for future support or upgrade;
●	our expectations regarding the timing, costs and benefits of our ongoing or planned IT systems and communications infrastructure upgrades;
●	our expectations regarding the business impact and accounting treatment of recent acquisitions, including any additional charges that may be taken in future periods;
●	our expectations that the transfer of certain customer contracts to potentially non-consolidated partners may have a negative impact on our consolidated net sales in future periods;
●	our expectations regarding key personnel and our ability to hire new and retain such individuals;
●	our expectations regarding the impact of our transition of certain outsourced services to our captive support operations;
●	our expectations regarding our operations in newly opened geographies, including the United Kingdom;
●	our competitive advantages and growth opportunities;
●	our ability to increase revenues and profitability;
●	our expectation regarding general economic uncertainties and the related potential negative impact on our profit and profit margins, as well as our financial condition, liquidity and future cash flows;
●	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;
●	our plans to invest in and enhance programs and training to align us with our key vendor partners;
●	our ability to generate vendor supported marketing;
●	our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility and other long-term debt;
●	the expected results or profitability of any of our individual business units in future periods;
●	the impact on accounts receivable from our efforts to focus on sales in our Commercial and Public Sector segments;
●	our ability to penetrate the public sector market;
●	our beliefs relating to the benefits to be received from our international operations, including in Canada, the Philippines, the UK and Pakistan, including the impact of taxes and labor costs in such operations;
●	our expectations regarding the impact of our transition from outsourced operations in Pakistan to our captive BPO operations including our captive BPO operations in the Philippines;
●	our belief regarding our exposure to currency exchange and interest rate risks;
●	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future marketing and advertising levels and the effect on sales;
●	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
●	our expectations regarding the ability of our marketing programs or campaigns to stimulate additional purchases or to maximize product sales;
●	our ability to limit risk related to price reductions;
●	our belief regarding the effect of seasonal trends and general economic conditions on our business and results of operations across all of our segments;
●	our expectations regarding competition and the industry trend toward consolidation;
●	the anticipated impact of reductions in sales to certain large enterprise customers;
●	our expectations regarding the impact of investments we are making in the area of sales headcount, software and advanced technology solutions;
●	our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business;
●	our expectations with respect to changes in our unrecognized tax benefits;
●	our compliance with laws and regulations;
●	our beliefs regarding the applicability of tax statutes, regulations and governmental tax regulatory positions;
●	our expectations regarding the impact of accounting pronouncements;
●	our expectations regarding any future repurchases of our common stock, including the financing of any such repurchases;
●	our belief that backlog is not useful for predicting our future sales;
●	our expectations regarding the impact and outcome of pending litigation and other dispute resolution proceedings;
●	our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and
●	the likelihood that new laws and regulations will be adopted with respect to the Internet, privacy and data security that may impose additional restrictions or burdens on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At June 30, 2017, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2017. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2017, we had $107.3 million outstanding under our line of credit and $35.7 million outstanding under our notes payable with variable interest rates. As of June 30, 2017, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.4 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. We have also recently commenced operations in the United Kingdom. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of June 30, 2017, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the ongoing economic uncertainties, the direction and relative strength of the U.S. and Canadian economies remain a considerable risk to our business, operating results and financial condition. This economic uncertainty could also increase the risk of uncollectible accounts receivable from our customers. During previous economic downturns in the U.S., Canada, the UK and elsewhere, customers generally reduced, often substantially, their rate of information technology spending. Additionally, economic conditions and the level of consumer confidence has limited technology spending. Future changes and uncertainties in the economic climate in the U.S., Canada, the UK and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business, operating results and financial condition, and could significantly hinder our growth and prevent us from achieving our financial performance goals.

Our earnings and growth rate could be adversely affected by negative changes in economic or geopolitical conditions.

We are subject to risks arising from adverse changes in domestic and global economic conditions and unstable geopolitical conditions. If economic growth in the United States, Canada, the UK or other countries slows or declines, current and prospective customer spending rates could be significantly reduced. This could result in reductions in sales of our products, longer sales and payment cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Weak general economic conditions or uncertainties in geopolitical conditions could adversely impact our revenue, expenses and growth rate. In addition, our revenue, margins and earnings could deteriorate in the future as a result of unfavorable economic or geopolitical conditions.

Our revenue is dependent on sales of products from a small number of key manufacturers, and a decline in sales of products from these manufacturers could materially harm our business.

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft represented approximately 20% and 20 % of our net sales in the three months ended June 30, 2017 and 2016, HP Inc. represented approximately 9 % and 9 % of our net sales in the three months ended June 30, 2017 and 2016, and products manufactured by Dell represented approximately 9 % and 9 % of our net sales in the three months ended June 30, 2017 and 2016. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

Additionally, although historically only a small percentage of our total sales in any given quarter or year are made to customers outside of the continental United States, we recently entered the Canadian market with our acquisitions in Canada, which subjected us to laws and regulations applicable to companies doing business in the multiple Canadian provinces. We also commenced operations in the United Kingdom in the first quarter of 2017. Further, there is a possibility that other foreign jurisdictions may take the position that our business is subject to their laws and regulations, which could impose restrictions or burdens on us and expose us to tax and other potential liabilities and could also require costly changes to our business operations with respect to those jurisdictions. In some cases, our sales related to foreign jurisdictions could also be subject to export control laws and foreign corrupt practice laws and there is a risk that we could face allegations from U.S. or foreign governmental authorities alleging our failure to comply with the requirements of such laws subjecting us to costly litigation and potential significant governmental penalties or fines.

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

From time to time we receive claims and become subject to litigation, including consumer protection, employment, intellectual property and other litigation and government or third party audits related to the conduct of our business. Additionally, we may from time to time institute legal proceedings against third parties to protect our interests. For example, we are currently involved in several disputes related to the En Pointe acquisition. These proceedings are described under the heading “Legal Proceedings” in Part I, Item 1, Note 11 to the Notes to the Condensed Consolidated Financial Statements of this report. Any litigation, arbitration, audit, investigation or other dispute resolution process that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. We cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

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

We market to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny and regulation. As a result, we are subject to increasing regulation relating to privacy and the use of personal information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of operating and growing our business. In addition, several states have proposed legislation that would limit the uses of personal information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would expand online privacy protections already provided to adults. Moreover, in the United States, Canada, the United Kingdom and elsewhere, laws and regulations are becoming increasingly protective of consumer privacy, with a trend toward requiring companies to establish procedures to notify users of privacy and security policies, to obtain consent from users for collection and use of personal information, and to provide users with the ability to access, correct and delete personal information stored by companies. Such privacy and data protection laws and regulations, and efforts to enforce such laws and regulations, may restrict our ability to collect, use or transfer demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of domestic or foreign privacy or data protection laws and regulations, including the U.S. national do-not-call list and CAN-SPAM Act, the Canadian Anti-Spam Legislation and the UK Privacy and Electronic Communications Regulations, may subject us to fines, penalties and damages, which could decrease our revenue and profitability.

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

We are exposed to the risks of business and other conditions in Asia, Canada and the United Kingdom.

All or portions of certain of the products we sell are produced, or have major components produced, in Asia. We engage in U.S. dollar denominated transactions with U.S. divisions and subsidiaries of companies located in that region as well. We also entered the Canadian market in 2015 with our Acrodex and Systemax acquisitions and the UK market in 2017. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, such as fluctuating oil prices, political instability, tariffs and taxes, availability of products, natural disasters and currency fluctuations in the U.S. dollar versus the regional currencies. In the past, countries in Asia have experienced volatility in their currency, banking and equity markets. Future volatility could adversely affect the supply and price of the products we sell and their components and ultimately, our results of operations.

We also maintain an office in the Philippines and have received third party back office support from Pakistan, as a result of our En Pointe acquisition, and we may increase our offshore operations in the future. Establishing and transitioning offshore operations may entail considerable expense before we realize cost savings, if any, from these initiatives. The risks associated with doing business overseas and international events could prevent us from realizing the expected benefits from our international operations or any other offshore operations that we may establish.

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

We have operation centers in Canada, the Philippines and Pakistan that have historically provided back-office administrative support and customer service support, and we recently began selling technology solutions in the Canadian market in connection with three business acquisitions and launched a new business in the United Kingdom in 2017. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

Since our acquisition of En Pointe, we have received third party back office support in Pakistan to supplement our captive support operations in other geographies. We expect the agreement for these outsourced services in Pakistan to expire in the third quarter of 2017. We have taken steps to transition these IT, accounting, customer service and order management and other support services to our wholly-owned service operations in the Philippines and other geographies. Any transition of historical support operations involves risks of business disruption and management distraction. We cannot be certain that any such transition in our support operations will ultimately produce the expected benefits to our business or our customers.

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

PCM, INC.
(Registrant)

Date: August 9, 2017	By:	/s/ Brandon H. LaVerne
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

