Form 10-Q
period 2017-09-30
PCM, INC.
filed 2017-11-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, the registrant had 11,780,474 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,346	$7,172
Accounts receivable, net of allowances of $974 and $832	412,733	358,949
Inventories	74,871	80,872
Prepaid expenses and other current assets	10,061	16,250
Asset held for sale	—	5,812
Total current assets	506,011	469,055
Property and equipment, net	70,448	56,352
Goodwill	84,544	83,388
Intangible assets, net	12,144	15,074
Deferred income taxes	641	947
Investment and other assets	4,749	4,994
Total assets	$678,537	$629,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,841	$276,524
Accrued expenses and other current liabilities	57,911	63,403
Deferred revenue	4,522	10,960
Line of credit	168,344	107,396
Notes payable — current	3,432	11,168
Note payable related to asset held for sale	—	4,601
Total current liabilities	506,050	474,052
Notes payable	33,836	18,750
Other long-term liabilities	4,843	7,039
Deferred income taxes	3,819	1,498
Total liabilities	548,548	501,339
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,142,330 and 16,465,567 shares issued; 11,774,678 and 11,967,202 shares outstanding	17	16
Additional paid-in capital	133,990	127,777
Treasury stock, at cost: 5,367,652 and 4,498,365 shares	(38,288)	(26,934)
Accumulated other comprehensive income (loss)	427	(639)
Retained earnings	33,843	28,251
Total stockholders’ equity	129,989	128,471
Total liabilities and stockholders’ equity	$678,537	$629,810

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$545,479	$584,937	$1,629,988	$1,663,960
Cost of goods sold	464,185	502,282	1,385,118	1,427,999
Gross profit	81,294	82,655	244,870	235,961
Selling, general and administrative expenses	79,909	71,955	233,388	210,377
Operating profit	1,385	10,700	11,482	25,584
Interest expense, net	1,950	1,598	5,589	4,533
Equity income from unconsolidated affiliate	151	—	424	—
Income (loss) before income taxes	(414)	9,102	6,317	21,051
Income tax expense	427	3,781	631	8,168
Net income (loss)	$(841)	$5,321	$5,686	$12,883

Basic and Diluted Earnings (Loss) Per Common Share
Basic	$(0.07)	$0.45	$0.46	$1.09
Diluted	(0.07)	0.43	0.43	1.04

Weighted average number of common shares outstanding:
Basic	12,248	11,722	12,418	11,807
Diluted	12,248	12,503	13,325	12,398

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(841)	$5,321	$5,686	$12,883

Other comprehensive income (loss):
Foreign currency translation adjustments	750	(221)	1,066	443
Total other comprehensive income (loss)	750	(221)	1,066	443
Comprehensive income (loss)	$(91)	$5,100	$6,752	$13,326

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$5,686	$12,883
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,482	11,922
Equity income from an unconsolidated affiliate	(424)	—
Provision for deferred income taxes	212	1,034
Non-cash stock-based compensation	1,918	1,457
Change in operating assets and liabilities:
Accounts receivable	(50,716)	(36,824)
Inventories	6,001	(23,699)
Prepaid expenses and other current assets	6,346	(5,807)
Other assets	1,181	1,225
Accounts payable	(7,237)	90,517
Accrued expenses and other current liabilities	3,548	16,215
Deferred revenue	(6,438)	4,588
Total adjustments	(35,127)	60,628
Net cash (used in) provided by operating activities	(29,441)	73,511
Cash Flows From Investing Activities
Purchases of property and equipment	(14,122)	(5,057)
Acquisition of Stack Technology, net of cash acquired	(1,723)	—
Acquisition of assets of Systemax	—	(400)
Acquisition of Acrodex, net of cash acquired	—	(93)
Net cash used in investing activities	(15,845)	(5,550)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	60,948	(40,750)
Borrowings under notes payable	5,212	525
Payments under notes payable	(2,777)	(3,739)
Change in book overdraft	1,885	(11,180)
Payments of obligations under capital leases	(1,113)	(1,832)
Payments of earn-out liability	(11,058)	(9,820)
Proceeds from capital lease obligations	587	—
Net proceeds from stock issued under stock option plans	5,007	1,662
Payments for deferred financing costs	(669)	(655)
Common shares repurchased and held in treasury	(11,354)	(3,608)
Payment of taxes related to net-settled stock awards	(808)	—
Net cash provided by (used in) financing activities	45,860	(69,397)
Effect of foreign currency on cash flow	600	200
Net change in cash and cash equivalents	1,174	(1,236)
Cash and cash equivalents at beginning of the period	7,172	11,176
Cash and cash equivalents at end of the period	$8,346	$9,940
Supplemental Cash Flow Information
Interest paid	$4,970	$3,925
Income taxes paid, net	3,826	3,497
Supplemental Non-Cash Investing and Financing Activities
Financed and accrued purchases of property and equipment	$520	$795

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

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in the Philippines and the United Kingdom. In September 2017, PCM Technology Solutions UK, Ltd., our U.K. based subsidiary (“PCM UK”), completed the acquisition of Stack Technology Holdings, Ltd. (“Stack Technology”). Stack Technology, headquartered in Liverpool, U.K., specializes in the selection, implementation and management of leading IT solutions, with offerings encompassing all aspects of cloud-based solutions, security, virtualization, data services, unified communications, and infrastructure. During the three months ended September 30, 2017, we generated approximately 78% of our revenue in our Commercial segment, 15% of our revenue in our Public Sector segment and 7% of our revenue in our Canada segment. During the nine months ended September 30, 2017, we generated approximately 78% of our revenue in our Commercial segment, 14% of our revenue in our Public Sector segment and 8% of our revenue in our Canada segment. PCM UK commenced its sales operations in May 2017 and our United Kingdom segment net sales were $2.7 million and $3.1 million in the three and nine months ended September 30, 2017, respectively.

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

Our Canada segment consists of sales made to customers in the Canadian market beginning as of the respective dates of our acquisition of Acrodex and certain assets of Systemax in October and December 2015, respectively, as well as the acquisition of Stratiform in December 2016.

Our United Kingdom segment consists of results of our UK subsidiary, PCM UK, which serves as our hub for the UK and the rest of Europe.

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

2. New Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Accounting,” which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, the calculation of diluted earnings per share, forfeitures, and statutory state tax withholding requirements, as wells as classification in statement of cash flows. We adopted ASU 2016-09 effective January 1, 2017 using the prospective method to recognize excess tax benefits and deficits in our consolidated statements of operations, and using the retrospective method relating to classification of excess tax benefits on our consolidated statements of cash flows. Also, we made an accounting policy election, on a modified prospective basis, to recognize forfeitures as they occur and cease estimating expected forfeitures. As a result of adopting ASU 2016-09, in the three and nine months ended September 30, 2017, we recorded a credit to income tax expense of approximately $37,000 and $2.7 million, respectively, related to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock units on our consolidated statement of operations, and we reclassified $0.4 million from cash flows from financing activities to cash flows from operating activities for the nine months ended September 30, 2016 to conform to our current period presentation. Also, we recorded a $94,000 cumulative effect adjustment to retained earnings as of January 1, 2017 as a result of our accounting policy election relating to forfeitures. We anticipate ongoing income tax expense volatility as a result of the adoption of this standard.

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

3. Acquisitions

Stack Technology

On September 22, 2017, PCM UK, our U.K. based subsidiary, completed the acquisition of Stack Technology for £1,350,000 in cash (or $1.7 million, net of cash acquired). Stack Technology, headquartered in Liverpool, United Kingdom, specializes in the selection, implementation and management of leading IT solutions, with offerings encompassing all aspects of cloud-based solutions, security, virtualization, data services, unified communications, and infrastructure.

Stratiform

On December 29, 2016, we completed the acquisition of Stratiform, Inc. for C$2.1 million in cash (or $1.6 million). Stratiform is an industry-leading provider of cloud IT solutions that include consulting, professional and managed services to clients across Canada. As part of the Stratiform acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2017, 2018 and 2019 (each year the “measurement period”), and payable 90 days in arrears following each measurement period. We have accrued approximately $0.7 million of contingent earn-out consideration, of which we have included $0.35 million in each of “Accrued expenses and other current liabilities” and “Other long-term liabilities” on our Condensed Consolidated Balance Sheet as of September 30, 2017.

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

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is our largest acquisition to date based on revenues, and is expected to significantly enhance our relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration on a monthly basis, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of September 30, 2017, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million. Our original estimate of the fair value of contingent consideration to be paid during the earn-out period, based on expected future results of the acquired business, was $32.5 million at the time of the acquisition. In the fourth quarter of 2015, as a result of an increase in expected future results of the acquired business, we increased the fair value of contingent consideration to $38.6 million. There has been no change to the fair value of expected contingent consideration since December 31, 2015. During the nine months ended September 30, 2017 and 2016, we made $11.1 million and $9.8 million, respectively, of earn-out payments to the sellers of En Pointe. As of September 30, 2017, we have made 29 monthly earn-out payments, in aggregate totaling $33.1 million, to the sellers of En Pointe. As of September 30, 2017, we had $5.6 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheet for the final monthly payments to be made throughout the earn-out period ending March 31, 2018. The fair value of this contingent consideration is determined and accrued based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, we developed our own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration include projected gross profit values of the Commercial and Public Sector components of En Pointe and the weighted average cost of capital of each component.

4. Property and Equipment

In January 2017, we completed the purchase of real property in Woodridge, Illinois for approximately $3.1 million in cash. The real property includes approximately 29,344 square feet of office space.

In September 2015, we listed our real property located in Irvine, California (the “Irvine Property”) for sale. Under a broker agreement, the Irvine Property is available for immediate sale in its present condition. We classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Property held for sale” and $4.6 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Condensed Consolidated Balance Sheet as of December 31, 2016. As of September 30, 2017, the Irvine Property, which continues to be available for sale, has been classified as part of “Property and equipment, net” and the related mortgage as part of “Notes payable-current” and “Notes payable” on our Condensed Consolidated Balance Sheet as it no longer meets the criteria for held for sale classification primarily due to passage of time.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows (in thousands) by segment:

	Commercial	Public Sector	Canada	United Kingdom	Total
Balance at December 31, 2016	$69,735	$8,322	$5,331	$—	$83,388
Acquisition of Stack Technology	—	—	—	751	751
Foreign currency translation	—	—	411	(6)	405
Balance at September 30, 2017	$69,735	$8,322	$5,742	$745	$84,544

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At September 30, 2017				At December 31, 2016
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$7,744	(1)	$2,870	$4,874	$7,691	(1)	$1,901	$5,790
Customer relationships	15	13,555		7,240	6,315	13,369		5,480	7,889
Non-compete agreements	4	2,379		1,424	955	2,361		966	1,395
Total intangible assets		$23,678		$11,534	$12,144	$23,421		$8,347	$15,074

(1)    Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $1.0 million and $1.4 million for the three months ended September 30, 2017 and 2016, and $3.1 million and $4.4 million for the nine months ended September 30, 2017 and 2016. Estimated amortization expense for intangible assets as of September 30, 2017 in each of the next five years and thereafter is as follows: $1.0 million in the remainder of 2017, $3.0 million in 2018, $1.9 million in 2019, $1.3 million in 2020, $0.5 million in 2021 and $1.5 million thereafter.

6. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	September 30,	December 31,
	2017	2016
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$168,344	$107,396
Note payable, LIBOR plus 1.50%, maturing in March 2021	—	8,293
Note payable, LIBOR plus 1.50%, maturing in March 2021	11,480	1,392
Note payable, LIBOR plus 1.50%, maturing in March 2021	2,021	—
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,454	4,601	(1)
Note payable, LIBOR plus 2.25%, maturing in January 2022	3,965	4,137
Notes payable, 4.12%, 4.33% and 4.60%, matured in March 2017	—	525
Note payable, LIBOR plus 2.25%, maturing in January 2020	6,875	7,107
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in January 2020	7,811	8,113
Note payable, LIBOR plus 3.2%, maturing in May 2025	291	—
Other notes payable, maturing in August and September 2018	371	351
Total	205,612	141,915
Less: Total current debt	171,776	123,165
Total non-current debt	$33,836	$18,750

(1) This note payable, related to the Irvine Property, has been presented on our Condensed Consolidated Balance Sheet at December 31, 2016 as “Note payable related to asset held for sale” and was included as current debt. See Note 4 above for more information regarding the Irvine Property.

The following table sets forth the maturities of our outstanding debt balance as of September 30, 2017 (in thousands):

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Total long-term debt obligations	$1,177	$3,291	$3,277	$15,653	$7,127	$6,743	$37,268
Revolving credit facility	168,344	—	—	—	—	—	168,344
Total	$169,521	$3,291	$3,277	$15,653	$7,127	$6,743	$205,612

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

As amended through September 30, 2017, the terms of our credit facility provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (v) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2017, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2017, we had $105.9 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodbridge, Illinois, with a monthly principal amortization of $26,250.

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

In June 2011, we entered into a credit agreement to finance a total of $10.1 million of the acquisition and improvement costs for the real property we purchased in March 2011 in El Segundo, California. The credit agreement, as amended, provides for a five-year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. In September 2017, we entered into an amendment with the lender extending the maturity of the loan to January 31, 2020. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At September 30, 2017, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.84%.

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

Accounting for Uncertainty in Income Taxes

At September 30, 2017 and December 31, 2016, we had unrecognized tax benefits of $0.5 million related to research credits. For the three and nine months ended September 30, 2017 and 2016, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at September 30, 2017 and December 31, 2016. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2013, and state income tax examinations for years subsequent to 2011. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

8. Stockholders’ Equity

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, again amended in April 2015 and increased to a total of $30 million and again amended in August 2017 and increased to a total of $40 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We repurchased 869,287 shares of our common stock under this program during the three months ended September 30, 2017 for $11.4 million. From the inception of the program in October 2008 through September 30, 2017, we have repurchased an aggregate of 4,950,974 shares of our common stock for a total cost of $37.3 million. At September 30, 2017, we had $2.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

9. Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended September 30, 2017, since we reported a net loss, all potential shares totaling approximately 634,000 were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the three months ended September 30, 2017, had we reported net income, approximately 229,000 common shares would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the three months ended September 30, 2016, approximately 2,000 common shares have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the nine months ended September 30, 2017 and 2016, approximately 142,000 and 516,000 common shares, respectively, have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(841)	$5,321	$5,686	$12,883
Denominator:
Basic EPS - Weighted average number of common shares outstanding	12,248	11,722	12,418	11,807
Dilutive effect of stock awards	—	781	907	591
Diluted EPS - Weighted average number of common shares outstanding	12,248	12,503	13,325	12,398
Net earnings (loss) per share:
Basic	$(0.07)	$0.45	$0.46	$1.09
Diluted	(0.07)	0.43	0.43	1.04

10. Segment Information

Summarized segment information for our operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended September 30, 2017
Net sales	$424,010	$80,702	$38,167	$2,737	$(137)	$545,479
Gross profit	64,780	9,647	6,554	448	(135)	81,294
Depreciation and amortization expense(1)	1,423	208	278	21	1,639	3,569
Operating profit (loss)	19,051	2,901	(830)	(1,467)	(18,270)	1,385

Three Months Ended September 30, 2016
Net sales	$459,558	$89,688	$35,724	$—	$(33)	$584,937
Gross profit	66,362	10,271	6,055	—	(33)	82,655
Depreciation and amortization expense(1)	1,630	287	326	—	1,632	3,875
Operating profit (loss)	20,779	4,779	780	—	(15,638)	10,700

Nine Months Ended September 30, 2017
Net sales	$1,272,021	$224,759	$130,451	$3,099	$(342)	$1,629,988
Gross profit	195,822	27,606	21,281	501	(340)	244,870
Depreciation and amortization expense(1)	4,247	622	783	21	4,809	10,482
Operating profit (loss)	57,011	9,127	685	(3,204)	(52,137)	11,482

Nine Months Ended September 30, 2016
Net sales	$1,288,985	$261,131	$113,890	$—	$(46)	$1,663,960
Gross profit	192,209	25,947	17,852	—	(47)	235,961
Depreciation and amortization expense(1)	4,873	863	994	—	5,192	11,922
Operating profit (loss)	59,494	10,501	3,283	—	(47,694)	25,584

(1)   Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of September 30, 2017 and December 31, 2016, we had total consolidated assets of $678.5 million and $629.8 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

11. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.8 million and $1.4 million in the three month periods ended September 30, 2017 and 2016, respectively and $4.7 million and $4.4 million in the nine month periods ended September 30, 2017 and 2016, respectively. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

Pakistan Litigation. On June 3, 2017, Ovex filed an action in Pakistan against En Pointe and PCM’s subsidiary in Pakistan claiming that En Pointe breached a contract pursuant to which Ovex provided En Pointe with back-office administrative support and customer service support. The complaint sought damages, declaratory relief that En Pointe’s termination of services contract should be suspended, and other injunctive relief. On the same date, the court in Pakistan issued a temporary order suspending the termination of the services contract pending a further hearing on the action and indicating that such order will not affect any other order or proceeding of any other competent judicial authority. En Pointe filed applications before the court in Pakistan seeking orders dismissing the injunction and staying the case filed by Ovex seeking damages. En Pointe’s applications were based on its assertion that any matters to be litigated arising out of or in connection with the services contract is subject to a binding and enforceable exclusive arbitration clause in the services contract. On October 10, 2017 the Civil court in Pakistan dismissed the case on grounds of the exclusive venue provision of the contract which requires the case to be litigated in arbitration in California. Ovex appealed the decision of the Civil Court to the High Court in Islamabad Pakistan. The High Court heard arguments by Ovex on the appeal in early November and has set arguments on the appeal by En Pointe to be heard on November 10, 2017. The Company believes the claims by Ovex are speculative and wholly without merit, and intends to vigorously defend the claims on jurisdictional grounds. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

Ovex Arbitration. On June 6, 2017, En Pointe commenced arbitration against Ovex claiming damages arising from various claimed breaches by Ovex of the services contract between the parties. On July 7, 2017, an emergency arbitrator granted En Pointe some interim relief, including (i) a declaration that the arbitration clause in the services contract is valid and not waived, (ii) that any claim relating to termination of the services contract, or for beach of the contract, or for damages arising out of the services contract must be conducted within the arbitration, and (iii) that the services contract terminates no later than August 18, 2017. A permanent arbitrator for the action was appointed on August 3, 2017 and on October 24, 2017, the arbitrator scheduled an in-person, live, evidentiary hearing for Tuesday, November 28, 2017. The hearing will involve all claims and defenses relating to the En Pointe’s allegations of breach of contract by Ovex. Following the evidentiary hearing, the arbitrator will issue a final and binding ruling on all issues relating to our breach of contract claims against Ovex. The disposition of all other non-contract claims has been reserved for a future date to be determined by the arbitrator at a future scheduling hearing.

Federal Anti-Suit Injunction Action. On June 12, 2017, En Pointe filed a petition in the U.S. District Court for the Central District of California to compel arbitration in California for claims relating to the services contract with Ovex and for an anti-suit injunction against Ovex. In this action, En Pointe has sought an order directing that any claims for damages arising out of the services contract must occur in arbitration, and any attempt to pursue damages in a foreign jurisdiction will be blocked by an anti-suit injunction. On September 11, 2017 the U.S. District Court issued an order compelling arbitration in California and granting the anti-suit injunction as requested in En Pointe’s petition. Ovex has continued to litigate in Pakistan in violation of the U.S. District Court’s order.

Securities Class Action. On May 3, 2017, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Miller v. PCM Inc., Case No. 2:17-cv-03364-VAP-KS (C.D. Cal. filed May 3, 2017). In the original complaint in this action, plaintiff, purportedly on behalf of a putative class of purchasers of PCM securities from June 17, 2015 through May 2, 2017, alleged that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that the financial statements of En Pointe, a company PCM acquired in 2015, materially overstated the profitability of En Pointe’s business. On July 27, 2017, the court appointed three individuals as lead plaintiffs and approved their selection of lead plaintiffs’ counsel. On September 8, 2017, lead plaintiffs filed an amended complaint, purportedly on behalf of a putative class of purchasers of PCM securities from August 10, 2015 through May 2, 2017, reiterating the claims asserted against the defendants in the original complaint and alleging that defendants also failed to disclose purported harm caused to PCM’s business by the alleged breakdown of a contractual relationship between En Pointe/PCM and Ovex Technologies, Ltd. and failed to conduct proper impairment analyses of goodwill and intangible assets relating thereto. On October 6, 2017, defendants filed a motion to dismiss the amended complaint for failure to state a claim for relief pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995 (“PSLRA”), based upon lead plaintiffs’ failure to plead both loss causation and a strong inference of defendants’ scienter. On November 3, 2017, lead plaintiffs filed their opposition to defendants’ motion to dismiss. Defendants’ reply is due to be filed on November 14, 2017, and the hearing on the motion is scheduled for December 4, 2017. The automatic stay of discovery and other proceedings pursuant to the PSLRA remains in effect. The Company denies the allegations in the complaint and will vigorously defend against this lawsuit. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

12. Subsequent Event

On October 24, 2017, PCM, all of its wholly-owned domestic subsidiaries (collectively with PCM, the “US Borrowers”), all of its Canadian subsidiaries (collectively, the “Canadian Borrowers”) and its PCM UK subsidiary (together with the US Borrowers and the Canadian Borrowers, the “Borrowers”), entered into a Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended Loan Agreement”) with certain lenders named therein (the “Lenders”) and Wells Fargo Capital Finance, LLC as administrative and collateral agent for the Lenders (the “Agent”). The Fifth Amended Loan Agreement amends and restates the Fourth Amended and Restated Loan and Security Agreement, dated as of January 19, 2016 (the “Prior Loan Agreement”).

The Fifth Amended Loan Agreement provides for, among other things with no other material changes from the Prior Loan Agreement: (i) the addition of a sub-line of up to £25,000,000 available for our PCM UK subsidiary, (ii) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (iii) an increase in the default threshold of any judgment for payment of money rendered against any Borrowers to $20,000,000 in any one case and $25,000,000 in the aggregate, as more fully described in the Fifth Amended Loan Agreement.

The Borrowers paid certain fees and costs, including but not limited to, a $69,000 closing fee distributed among the US lenders and a £50,000 closing fee distributed among the UK lenders.

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

We sell primarily to customers in the United States and Canada, and maintain offices in the United States and Canada, as well as in the Philippines and the United Kingdom. In September 2017, PCM Technology Solutions UK, Ltd., our U.K. based subsidiary (“PCM UK”), completed the acquisition of Stack Technology Holdings, Ltd. (“Stack Technology”). Stack Technology, headquartered in Liverpool, U.K., specializes in the selection, implementation and management of leading IT solutions, with offerings encompassing all aspects of cloud-based solutions, security, virtualization, data services, unified communications, and infrastructure. During the three months ended September 30, 2017, we generated approximately 78% of our revenue in our Commercial segment, 15% of our revenue in our Public Sector segment and 7% of our revenue in our Canada segment. During the nine months ended September 30, 2017, we generated approximately 78% of our revenue in our Commercial segment, 14% of our revenue in our Public Sector segment and 8% of our revenue in our Canada segment. PCM UK commenced its sales operations in May 2017 and our United Kingdom segment net sales were $2.7 million and $3.1 million in the three and nine months ended September 30, 2017, respectively.

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

Our Canada segment consists of sales made to customers in the Canadian market beginning as of the respective dates of our acquisition of Acrodex and certain assets of Systemax in October and December 2015, respectively, as well as the acquisition of Stratiform in December 2016.

Our United Kingdom segment includes the results of our subsidiary PCM UK, which serves as our hub for the UK and the rest of Europe.

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

A substantial portion of our business is dependent on sales of Cisco, HP Inc. and Microsoft products as well as products purchased from other vendors including Apple, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Microsoft	14%	13%	16%	16%
HP Inc.	11	9	10	10
Cisco	9	11	8	10

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

STRATEGIC DEVELOPMENTS

Acquisitions

In recent years, we have completed several strategic acquisitions to increase the capabilities, scale and value we provide our customers and partners, as follows:

●	En Pointe: In April 2015, we acquired certain assets of En Pointe Technologies, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. This acquisition has significantly enhanced our relationships with several key vendor partners, provided incremental advanced technical certifications and operational expertise in key practice areas, and has provided our consolidated business significantly increased scale, especially in the enterprise and public sector spaces.

●	Acrodex: In October 2015, we acquired Acrodex, Inc., an Edmonton, Alberta (Canada) based solution provider. Acrodex provides full end-to-end infrastructure solutions primarily to Canadian based commercial and governmental customers from initial plan and design, through procurement and installation, to full support and on-going management. Acrodex’s core business areas include software value-added reseller services, software asset management and hardware sales and services, including client device products, servers, storage, networks, printers and a full complement of accessories and devices. Services are a significant component to Acrodex’s product mix and include managed services, cloud-based services, consulting, IT management and other IT service areas. This acquisition enhances our ability to provide full solutions to customers across the United States and Canada.

●	TigerDirect: In December 2015, we acquired certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG), including the TigerDirect brand, the right to hire approximately 400 B2B sales representatives located across the United States and Canada, all rights to the NATG B2B customer list, certain B2B customer and vendor contracts, trademarks and other intellectual property rights and certain fixed assets and equipment. We believe that this acquisition provided additional scale and opportunity to PCM in the SMB space.

●	Stratiform: In December 2016, we acquired Stratiform, Inc., a Calgary, Alberta (Canada) based provider of cloud IT solutions that includes consulting, professional, and managed services to clients across Canada. Stratiform, an innovative Gold Certified Microsoft Partner, expands our existing capabilities in Microsoft cloud technology, including Azure Cloud solutions, Office 365 and Enterprise Mobility Suite.

●	Stack Technology: In September 2017, PCM UK, our U.K. based subsidiary, completed the acquisition of Stack Technology, which, headquartered in Liverpool, United Kingdom, specializes in the selection, implementation and management of leading IT solutions, with offerings encompassing all aspects of cloud-based solutions, security, virtualization, data services, unified communications, and infrastructure.

Since our acquisition of En Pointe, we have received third party back office support in Pakistan to supplement our captive support operations in other geographies. Our agreement for these outsourced services in Pakistan expired in the third quarter of 2017. We have transitioned these IT, accounting, customer service and order management and other support services to our wholly-owned service operations in the Philippines and other geographies. While we expect that the transition of these services may require continued management attention in the near term, we expect to achieve longer term efficiencies, improved capabilities and cost savings from this transition.

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

ERP Upgrades

We have been in the process of upgrading our ERP systems. We have made significant progress in the configuration and implementation of the SAP platform and have begun the migration process. The migration process started in the second quarter of 2017 and it will continue through 2018. We anticipate completion of migration of a significant portion of our legacy systems to the SAP platform in 2018 with a total expected capitalized cost of under $5 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$545,479	$584,937	$1,629,988	$1,663,960
Cost of goods sold	464,185	502,282	1,385,118	1,427,999
Gross profit	81,294	82,655	244,870	235,961
Selling, general and administrative expenses	79,909	71,955	233,388	210,377
Operating profit	1,385	10,700	11,482	25,584
Interest expense, net	1,950	1,598	5,589	4,533
Equity income from unconsolidated affiliate	151	—	424	—
Income (loss) before income taxes	(414)	9,102	6,317	21,051
Income tax expense	427	3,781	631	8,168
Net income (loss)	$(841)	$5,321	$5,686	$12,883

Basic and Diluted Earnings (Loss) Per Common Share
Basic	$(0.07)	$0.45	$0.46	$1.09
Diluted	(0.07)	0.43	0.43	1.04

Weighted average number of common shares outstanding:
Basic	12,248	11,722	12,418	11,807
Diluted	12,248	12,503	13,325	12,398

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.1	85.9	85.0	85.8
Gross profit	14.9	14.1	15.0	14.2
Selling, general and administrative expenses	14.6	12.3	14.3	12.6
Operating profit	0.3	1.8	0.7	1.6
Interest expense, net	0.4	0.3	0.3	0.3
Equity income from unconsolidated affiliate	—	—	—	—
Income (loss) before income taxes	(0.1)	1.5	0.4	1.3
Income tax expense	0.1	0.6	0.0	0.5
Net income (loss)	(0.2)%	0.9%	0.4%	0.8%

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2017		2016
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$424,010	78%	$459,558	79%	$(35,548)	(8)%
Public Sector	80,702	15	89,688	15	(8,986)	(10)
Canada	38,167	7	35,724	6	2,443	7
United Kingdom	2,737	—	—	—	2,737	—
Corporate & Other	(137)	—	(33)	—	(104)	NM (1)
Consolidated	$545,479	100%	$584,937	100%	$(39,458)	(7)

(1)	Not meaningful.

Consolidated net sales were $545.5 million in the three months ended September 30, 2017 compared to $584.9 million in the three months ended September 30, 2016, a decrease of $39.4 million, or 7%. As previously announced, beginning in the first quarter of 2017 our financial results do not consolidate the financial results of sales made under some customer contracts we purchased in the En Pointe acquisition, which are now held by a partner which qualifies for certification as a minority and women owned business in accordance with customer supplier diversity policies. We hold a 49% passive equity interest in this partner and we have accounted for our investment in this partner using the equity method of accounting beginning in the first quarter of 2017. We refer to this entity as the non-controlled entity or NCE. Our consolidated net sales for the three months ended September 30, 2017 do not include $30.9 million of net sales made under contracts held by the NCE, of which our equity in net income of this unconsolidated affiliate was $0.2 million for the three months ended September 30, 2017. Further, our consolidated net sales in the quarter were negatively impacted by Hurricanes Harvey and Irma, which we believe reduced our net sales by at least 3%. Consolidated sales of services were $40.2 million in the three months ended September 30, 2017 compared to $37.2 million in the three months ended September 30, 2016, an increase of $3.0 million, or 8%, and represented 7% and 6% of consolidated net sales in the three months ended September 30, 2017 and 2016, respectively.

Commercial net sales were $424.0 million in the three months ended September 30, 2017 compared to $459.6 million in the three months ended September 30, 2016, a decrease of $35.6 million or 8% primarily due to $30.9 million of net sales made under contracts now held by the NCE and not consolidated in our Commercial net sales and the impact of hurricanes in the quarter. Sales of services were $29.7 million in the three months ended September 30, 2017 compared to $28.0 million in the three months ended September 30, 2016, an increase of $1.7 million, or 6%, and represented 6% of Commercial net sales in each of the three months ended September 30, 2017 and 2016.

Public Sector net sales were $80.7 million in the three months ended September 30, 2017 compared to $89.7 million in the three months ended September 30, 2016, a decrease of $9.0 million, or 10%. The decrease in Public Sector net sales was primarily due to a $7.2 million increase in products reported on a net basis. Net sales in our state and local government and educational institution (“SLED”) portion of our Public Sector business decreased 13% and net sales in our federal business declined 4% in each case primarily due to this shift in sales mix towards products reported on a net basis. Sales of services in our Public Sector segment were $2.7 million in the three months ended September 30, 2017 compared to $3.1 million in the three months ended September 30, 2016, a decrease of $0.4 million, or 14%, and represented 3% of Public Sector net sales in each of the three months ended September 30, 2017 and 2016. We expect Public Sector net sales in the fourth quarter of 2017 to be impacted by the loss of a low profit contract that we were unwilling to rebid at a loss, as well as an expected shift in a recurring profitable customer rollout which occurred in the fourth quarter of 2016 but which we now expect will reoccur in the first quarter of 2018 instead of the fourth quarter of 2017.

Canada net sales were $38.2 million in the three months ended September 30, 2017 compared to $35.7 million in the three months ended September 30, 2016, an increase of $2.5 million, or 7%, primarily related to increased sales of services in our Canadian business units. Sales of services were $7.8 million in the three months ended September 30, 2017 compared to $6.2 million in the three months ended September 30, 2016, an increase of $1.6 million, or 27%, and represented 21% and 17% of Canada net sales in the three months ended September 30, 2017 and 2016, respectively.

Our United Kingdom segment, which officially launched in the second quarter of 2017, generated net sales of approximately $2.7 million in the three months ended September 30, 2017.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $81.3 million in the three months ended September 30, 2017 compared to $82.7 million in the three months ended September 30, 2016, a decrease of $1.4 million, or 2%. Consolidated gross profit margin increased to 14.9% in the three months ended September 30, 2017 from 14.1% in the same period last year. The decrease in consolidated gross profit was primarily due to the decrease in sales as discussed above. The increase in consolidated gross profit margin was primarily due to a combination of the non-consolidation in 2017 of contracts now held by the NCE, as discussed above, which have historically had lower margins and an increase in higher margin sales in each of our segments, including the impact of the increased sales of services and advanced solutions, and to a lesser extent from increased vendor consideration as a percentage of our net sales.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $79.9 million in the three months ended September 30, 2017 compared to $72.0 million in the three months ended September 30, 2016, an increase of $7.9 million, or 11%. Consolidated SG&A expenses as a percentage of net sales increased to 14.6% in the three months ended September 30, 2017 from 12.3% in the same period last year. The increase in consolidated SG&A expenses was primarily related to a $6.6 million increase in personnel costs, which was primarily related to the investments we made in account executives in the U.S. and Canada and in our advanced technology solutions practices, as well as $1.5 million of personnel costs associated with our new UK segment and a $1.1 million increase in severance costs. The increase in consolidated SG&A expenses was also impacted by an increase in M&A and related litigation costs and fees of $0.7 million. Our SG&A expenses in the three months ended September 30, 2017 also includes restructuring related charges of $2.0 million, which includes $0.9 million of duplicative expenses associated with our terminated back office support services provided by our former service provider in Pakistan, which we do not expect to reoccur. Further, we expect SG&A expenses in future periods to benefit from an annualized $12 million cost reduction that was implemented late in the third quarter of 2017, but which we expect will be partially offset by further investments in our areas of strategic focus and higher variable compensation associated with any incremental gross profit.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Three Months Ended September 30,								Change in
	2017			2016			Change in		Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Operating Profit (Loss)		Profit (Loss) Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$19,051	4.5%		$20,779	4.5%		$(1,728)	(8)%	—%
Public Sector	2,901	3.6		4,779	5.3		(1,878)	(39)	(1.7)
Canada	(830)	(2.2)		780	2.2		(1,610)	(206)	(4.4)
United Kingdom	(1,467)	NM	(1)	—	—		(1,467)	NM (1)	NM	(1)
Corporate & Other	(18,270)	(3.3	)(2)	(15,638)	(2.7	)(2)	(2,632)	17	(0.6	)(2)
Consolidated	$1,385	0.3		$10,700	1.8		$(9,315)	(87)	(1.5)

(1)	Not meaningful.
(2)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $1.4 million in the three months ended September 30, 2017 compared to $10.7 million in the three months ended September 30, 2016, a decrease of $9.3 million or 87%.

Commercial operating profit was $19.1 million in the three months ended September 30, 2017 compared to $20.8 million in the three months ended September 30, 2016, a decrease of $1.7 million, or 8%. The decrease in Commercial operating profit was primarily due to a $1.6 million decrease in Commercial gross profit, an increase of $1.6 million in personnel costs, partially offset by a decrease of $0.3 million each in outside service costs, bad debt expense, advertising expenditures and variable fulfillment costs.

Public Sector operating profit was $2.9 million in the three months ended September 30, 2017 compared to $4.8 million in the three months ended September 30, 2016, a decrease of $1.9 million, or 39%. The decrease in Public Sector operating profit was primarily due to an increase in personnel costs of $1.1 million, including an increase in variable compensation costs, and a $0.6 million decrease in Public Sector gross profit.

Canada operating loss was $0.8 million in the three months ended September 30, 2017 compared to operating profit of $0.8 million in the three months ended September 30, 2016, a decrease of $1.6 million, which was primarily due to an increase in personnel costs of $2.0 million related to our investment in advanced solutions and sales account executive headcount, as well as the addition of costs resulting from the acquisition of Stratiform in December 2016 and an increase in severance costs of $0.4 million, partially offset by a $0.5 million increase in Canada gross profit.

United Kingdom operating loss was $1.5 million in the three months ended September 30, 2017, which includes $1.5 million of personnel costs and $0.4 million of other SG&A expenses, partially offset by $0.4 million of gross profit.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $18.3 million in the three months ended September 30, 2017 compared to $15.6 million in the three months ended September 30, 2016, an increase of $2.7 million, or 17%. The increase in our Corporate & Other operating expenses was primarily due to a $2.0 million increase in restructuring related charges, a $0.6 million increase in M&A and related litigation costs and fees and a $0.4 million increase in personnel costs.

Net Interest Expense

Total net interest expense for the three months ended September 30, 2017 was $2.0 million compared with $1.6 million in the same period of 2016. The $0.4 million increase in net interest expense in the three months ended September 30, 2017 was primarily due to higher average interest rate and higher average loan balance in the three months ended September 30, 2017 compared to the same period in the prior year.

Income Tax Expense

We recorded an income tax expense of $0.4 million in the three months ended September 30, 2017 compared to $3.8 million in the three months ended September 30, 2016, inclusive of discrete items. Our effective tax rates for the three months ended September 30, 2017 and 2016, inclusive of discrete items, were (103.0)% and 41.5%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2017 compared to the same period in 2016 was primarily related to an increase in valuation allowances related to increased projected captive losses.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017		2016
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,272,021	78%	$1,288,985	77%	$(16,964)	(1)%
Public Sector	224,759	14	261,131	16	(36,372)	(14)
Canada	130,451	8	113,890	7	16,561	15
United Kingdom	3,099	—	—	—	3,099	NM (1)
Corporate & Other	(342)	—	(46)	—	(296)	NM (1)
Consolidated	$1,629,988	100%	$1,663,960	100%	$(33,972)	(2)

(1) Not meaningful.

Consolidated net sales were $1,630.0 million in the nine months ended September 30, 2017 compared to $1,664.0 million in the nine months ended September 30, 2016, a decrease of $34.0 million, or 2%. Our consolidated net sales for the nine months ended September 30, 2017 do not include $77.4 million of net sales made under contracts held by the NCE, of which our equity in net income of this unconsolidated affiliate was $0.4 million for the nine months ended September 30, 2017. Further, our consolidated net sales in the nine months ended September 30, 2017 were negatively impacted by Hurricanes Harvey and Irma in the third quarter of 2017. Consolidated sales of services were $117.8 million in the nine months ended September 30, 2017 compared to $103.6 million in the nine months ended September 30, 2016, an increase of $14.2 million, or 14%, and represented 7% and 6% of consolidated net sales in each of the nine months ended September 30, 2017 and 2016, respectively.

Commercial net sales were $1,272.0 million in the nine months ended September 30, 2017 compared to $1,289.0 million in the nine months ended September 30, 2016, a decrease of $17.0 million or 1%. Our Commercial net sales for the nine months ended September 30, 2017 does not include $77.4 million of net sales made under contracts now held by the NCE and not consolidated in our Commercial net sales during the period and the impact of hurricanes in the third quarter of 2017. Sales of services were $84.4 million in the nine months ended September 30, 2017 compared to $78.2 million in the nine months ended September 30, 2016, an increase of $6.2 million, or 8%, and represented 7% and 6% of Commercial net sales in each of the nine months ended September 30, 2017 and 2016, respectively.

Public Sector net sales were $224.8 million in the nine months ended September 30, 2017 compared to $261.1 million in the nine months ended September 30, 2016, a decrease of $36.3 million, or 15%. The decrease in Public Sector net sales was primarily due to a shift in sales mix towards products reported on a net basis and a reduction in spend from a large customer in our SLED business in the first quarter of 2017, which contributed to a 14% decline in the SLED portion of our Public Sector business. Sales in our federal business declined by 7% primarily due to reductions in sales under certain federal contracts during the current year period. Sales of services were $10.6 million in the nine months ended September 30, 2017 compared to $7.5 million in the nine months ended September 30, 2016, an increase of $3.1 million, or 42%, and represented 5% and 3% of Public Sector net sales in the nine months ended September 30, 2017 and 2016, respectively.

Canada net sales were $130.5 million in the nine months ended September 30, 2017 compared to $113.9 million in the nine months ended September 30, 2016, an increase of $16.6 million, or 15%. The increase in our Canada net sales was related to increased sales of services and product, as well as the sales resulting from our Stratiform acquisition, which was completed in December 2016. Sales of services were $22.7 million in the nine months ended September 30, 2017 compared to $17.9 million in the nine months ended September 30, 2016, an increase of $4.8 million, or 27%, and represented 17% and 16% of Canada net sales in the nine months ended September 30, 2017 and 2016, respectively.

Our United Kingdom segment, which we formed in the first quarter of 2017, generated net sales of approximately $3.1 in the nine months ended September 30, 2017.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $244.9 million in the nine months ended September 30, 2017 compared to $236.0 million in the nine months ended September 30, 2016, an increase of $8.9 million, or 4%. Consolidated gross profit margin increased to 15.0% in the nine months ended September 30, 2017 from 14.2% in the same period last year. The increase in consolidated gross profit was primarily due to the increase in incremental funding received from vendors during the period, which is included as an offset to cost of goods sold and the increase in sales of services during the period. The increase in consolidated gross profit margin was primarily due to a combination of the non-consolidation in 2017 of contracts now held by the NCE, as discussed above, which have historically had lower margins and an increase in higher margin sales in each of our segments, including the impact of the increased mix of sales reported on a net basis, increased sales of services and advanced solutions, and to a lesser extent from increased vendor consideration as a percentage of our net sales.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $233.4 million in the nine months ended September 30, 2017 compared to $210.4 million in the nine months ended September 30, 2016, an increase of $23.0 million, or 11%. Consolidated SG&A expenses as a percentage of net sales increased to 14.3% in the nine months ended September 30, 2017 from 12.6% in the same period last year. The increase in consolidated SG&A expenses was primarily related to a $14.1 million increase in personnel costs, primarily related to the investments we made in our advanced technology solutions practices in areas of new strategic focus and field and inside account executives in the U.S. and Canada, as well as $3.7 million of personnel and other startup costs associated with our new UK segment, a $1.4 million increase in telecommunications expenses, a $1.3 million class action settlement received in the prior year period, a $1.1 million increase in legal settlement costs and a $1.0 million increase in travel and entertainment expenditures. Since 2015, we have implemented a number of cost reduction measures in an effort to improve our operating margins. Our historically reported cost savings have been achieved across many elements of the business, and were not based upon shifting resources to our outsourced service provider in Pakistan.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,								Change in
	2017			2016			Change in		Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Operating Profit (Loss)		Profit (Loss) Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$57,011	4.5%		$59,494	4.6%		$(2,483)	(4)%	(0.1)%
Public Sector	9,127	4.1		10,501	4.0		(1,374)	(13)	0.1
Canada	685	0.5		3,283	2.9		(2,598)	(79)	(2.4)
United Kingdom	(3,204)	NM	(1)	—	—		(3,204)	NM (1)	NM (1)
Corporate & Other	(52,137)	(3.2	)(2)	(47,694)	(2.9	)(2)	(4,443)	9	(0.3)
Consolidated	$11,482	0.7		$25,584	1.5		$(14,102)	(55)	(0.8)

(1)	Not meaningful.
(2)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $11.5 million in the nine months ended September 30, 2017 compared to $25.6 million in the nine months ended September 30, 2016, a decrease of $14.1 million or 55%.

Commercial operating profit was $57.0 million in the nine months ended September 30, 2017 compared to $59.5 million in the nine months ended September 30, 2016, a decrease of $2.5 million, or 4%. The decrease in Commercial operating profit was primarily due to an increase in investments we made in our advanced solutions, field sales and inside sales, a $0.7 million increase in each of outside service costs and telecommunication costs, partially offset by a $5.4 million decrease in personnel cost and a $3.6 million increase in Commercial gross profit.

Public Sector operating profit was $9.1 million in the nine months ended September 30, 2017 compared to $10.5 million in the nine months ended September 30, 2016, a decrease of $1.4 million, or 13%. The decrease in Public Sector operating profit was primarily due to a $2.3 million increase in personnel costs and an increase in various other operating expenses, partially offset by a $1.7 million increase in Public Sector gross profit.

Canada operating profit was $0.7 million in the nine months ended September 30, 2017 compared to $3.3 million in the nine months ended September 30, 2016, a decrease of $2.6 million, or 79%. This decrease in Canada operating profit was primarily due to an increase in personnel costs of $5.2 million related to our investment in advanced solutions and sales account executive headcount, as well as the addition of costs resulting from the acquisition of Stratiform in December 2016, partially offset by a $3.4 million increase in Canada gross profit.

United Kingdom operating loss was $3.2 million in the nine months ended September 30, 2017, representing the segment’s first nine months of operating expenses which include overhead support and consulting costs.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $52.1 million in the nine months ended September 30, 2017 compared to $47.7 million in the nine months ended September 30, 2016, an increase of $4.4 million, or 9%. The increase in our Corporate & Other operating expenses was primarily due to a $9.5 million increase in personnel cost, a $2.7 million increase in restructuring related charges, a $1.3 million gain resulting from a class action settlement related to an industry wide DRAM indirect antitrust litigation received in the three months ended September 30, 2016 and a $1.2 million increase in M&A and related legal costs and fees.

Net Interest Expense

Total net interest expense for the nine months ended September 30, 2017 increased to $5.6 million compared with $4.5 million for the nine months ended September 30, 2016. The $1.1 million increase in net interest expense in the nine months ended September 30, 2017 was primarily due to higher average interest rate and higher average loan balance in the nine months ended September 30, 2017 compared to the same period in the prior year as well as a $0.3 million interest charge recorded in the second quarter of 2017 related to unclaimed property reports dating back to 2013.

Income Tax Expense

We recorded an income tax expense of $0.6 million in the nine months ended September 30, 2017 compared to $8.2 million in the nine months ended September 30, 2016, inclusive of discrete items. Our effective tax rates for the nine months ended September 30, 2017 and 2016, inclusive of discrete items, were 10.0% and 38.8%, respectively. In the nine months ended September 30, 2017, we benefited from $2.7 million in excess tax benefits related to the exercise of stock options, which was recorded as a discrete item credited to income tax expense as a result of adopting ASU 2016-09 during the first quarter of 2017. In the nine months ended September 30, 2016, we benefited from $0.1 million in research and development credits, which was also recorded as a discrete item. The decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily related to the adoption of ASU 2016-09, partially offset by an increase in valuation allowances and the proportion of income taxed at higher U.S. rates.

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

We had cash and cash equivalents of $8.3 million at September 30, 2017 and $7.2 million at December 31, 2016. Our working capital increased by $5.0 million to a negative working capital of $39,000 at September 30, 2017 from negative working capital of $5.0 million at December 31, 2016.

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, again amended in April 2015 and increased to a total of $30 million and again amended in August 2017 and increased to a total of $40 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We repurchased 869,287 shares of our common stock under this program during the three months ended September 30, 2017 for $11.4 million. From the inception of the program in October 2008 through September 30, 2017, we have repurchased an aggregate of 4,950,974 shares of our common stock for a total cost of $37.3 million. At September 30, 2017, we had $2.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which historically received the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extended through fiscal year 2016, we were required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of September 30, 2017, we had a total accrued receivable of $1.9 million related to 2016. We filed our 2016 claim during the third quarter of 2017, and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash used in operating activities was $29.4 million in the nine months ended September 30, 2017 compared to $73.5 million of net cash provided by operating activities in the nine months ended September 30, 2016.

The $29.4 million of net cash used in operating activities in the nine months ended September 30, 2017 was primarily due to a $50.7 million increase in accounts receivable, partially offset by a $6.3 million decrease in our prepaid expenses and other assets as well as a $6.0 million decrease in our inventory.

The $73.5 million of net cash provided by operating activities in the nine months ended September 30, 2016 was primarily due to a $90.5 million increase in accounts payable associated with the timing of outstanding payments in the respective periods and the $16.2 million increase in accrued expenses and other current liabilities, partially offset by a $36.8 million increase in accounts receivable and a $23.7 million increase in inventory primarily related to specific inventory purchases for several customer contracts as well as opportunistic buys on certain items from a manufacturer.

Cash Flows from Investing Activities. Net cash used in investing activities was $15.8 million in the nine months ended September 30, 2017 compared to $5.6 million in the nine months ended September 30, 2016.

The $15.8 million of net cash used in investing activities in the nine months ended September 30, 2017 was primarily related to $14.1 million of capital expenditures, including a purchase of real property in Woodridge, Illinois for $3.1 million, expenditures relating to investments in our IT infrastructure and leasehold improvements and the acquisition of Stack Technology in the UK for $1.7 million.

The $5.6 million of net cash used in investing activities in the nine months ended September 30, 2016 was primarily related to $5.1 million of capital expenditures and $0.5 million of incremental acquisition-related investments.

Cash Flows from Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2017 was $45.9 million compared to net cash used in financing activities of $69.4 million in the nine months ended September 30, 2016.

The $45.9 million of net cash provided by financing activities in the nine months ended September 30, 2017 was primarily related to $60.9 million of net borrowings on our line of credit, partially offset by $11.4 million relating to repurchases of our common shares under a repurchase program and a $11.1 million of earn-out liability payments.

The $69.4 million of net cash used in financing activities in the nine months ended September 30, 2016 was primarily related to $40.8 million of net payments on our line of credit, an $11.2 million decrease in book overdraft and $9.8 million of earn-out liability payments.

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

As amended through September 30, 2017, the terms of our credit facility provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fourth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (v) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%. The credit facility also includes a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month.

On October 24, 2017, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended Loan Agreement”) with the Lenders. The Fifth Amended Loan Agreement provides for, among other things with no other material changes from the prior Loan Agreement: (i) the addition of a sub-line of up to £25,000,000 available for our UK Borrower, (ii) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; and (iii) an increase in the default threshold of any judgment for payment of money rendered against any Borrowers to $20,000,000 in any one case and $25,000,000 in the aggregate, as more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2017, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2017, we had $105.9 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodbridge, Illinois, with a monthly principal amortization of $26,250.

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

In June 2011, we entered into a credit agreement to finance a total of $10.1 million of the acquisition and improvement costs for the real property we purchased in March 2011 in El Segundo, California. The credit agreement, as amended, provides for a five-year term and a 25 year straight-line, monthly principal repayment amortization period with a balloon payment at maturity in September 2016. In September 2017, we entered into an amendment with the lender extending the maturity of the loan to January 31, 2020. The loan is secured by the real property and contains financial covenants substantially similar to those of our existing asset-based credit facility.

At September 30, 2017, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 2.84%.

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

Other Planned Capital Projects

ERP Upgrades

We have been in the process of upgrading our ERP systems. We have made significant progress in the configuration and implementation of the SAP platform and have begun the migration process. The migration process started in the second quarter of 2017 and it will continue through 2018. We anticipate completion of migration of a significant portion of our legacy systems to the SAP platform in 2018 with a total expected capitalized cost of under $5 million.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016. As of September 30, 2017, there has been no material change in any off-balance sheet arrangements since December 31, 2016.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 11 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and nine months ended September 30, 2017 other than compensation arrangements in the ordinary course of business.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategies, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

●	our ability to execute and benefit from our business strategies, including but not limited to, business strategies related to and strategic investments in our internal organization and focus on practice groups and sales of end-point solutions, advanced technologies, managed services and software solutions, leveraging our key vendor partner relationships, identifying and driving further operational efficiencies or successfully effecting our acquisition strategies including integrating our most recent acquisitions, and expanding our international capabilities;
●	our use of management information systems and their need for future support or upgrade;
●	our expectations regarding the timing, costs and benefits of our ongoing or planned IT systems and communications infrastructure upgrades;
●	our expectations regarding the business impact and accounting treatment of recent acquisitions, including any additional charges that may be taken in future periods;
●	our expectations that the transfer of certain customer contracts to potentially non-consolidated partners may have a negative impact on our consolidated net sales in future periods;
●	our expectations regarding key personnel and our ability to hire new and retain such individuals;
●	our expectations regarding the impact of our transition of certain outsourced services to our captive support operations;
●	our expectations regarding the impact of cost reductions on our results in future periods;
●	our expectations regarding our operations in newly opened geographies, including the United Kingdom;
●	our competitive advantages and growth opportunities;
●	our ability to increase revenues and profitability;
●	our expectation regarding general economic uncertainties and the related potential negative impact on our profit and profit margins, as well as our financial condition, liquidity and future cash flows;
●	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;
●	our plans to invest in and enhance programs and training to align us with our key vendor partners;
●	our ability to generate vendor supported marketing;
●	our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility and other long-term debt;
●	the expected results or profitability of any of our individual business units in future periods;
●	the expected impact of customer implementations or rollouts on our individual business units in future periods;
●	the impact on accounts receivable from our efforts to focus on sales in our Commercial and Public Sector segments;
●	our ability to penetrate the public sector market;

●	our beliefs relating to the benefits to be received from our international operations, including in Canada, the Philippines, and the UK, including the impact of taxes and labor costs in such operations;
●	our expectations regarding the impact of our transition from outsourced operations in Pakistan to our captive BPO operations including our captive BPO operations in the Philippines;
●	our belief regarding our exposure to currency exchange and interest rate risks;
●	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future marketing and advertising levels and the effect on sales;
●	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
●	our expectations regarding the ability of our marketing programs or campaigns to stimulate additional purchases or to maximize product sales;
●	our ability to limit risk related to price reductions;
●	our belief regarding the effect of seasonal trends and general economic conditions on our business and results of operations across all of our segments;
●	our expectations regarding competition and the industry trend toward consolidation;
●	the anticipated impact of reductions in sales to certain large enterprise customers;
●	our expectations regarding the impact of investments we are making in the area of sales headcount, software and advanced technology solutions;
●	our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business;
●	our expectations with respect to changes in our unrecognized tax benefits;
●	our compliance with laws and regulations;
●	our beliefs regarding the applicability of tax statutes, regulations and governmental tax regulatory positions;
●	our expectations regarding the impact of accounting pronouncements;
●	our expectations regarding any future repurchases of our common stock, including the financing of any such repurchases;
●	our belief that backlog is not useful for predicting our future sales;
●	our expectations regarding the impact and outcome of pending litigation and other dispute resolution proceedings;
●	our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and
●	the likelihood that new laws and regulations will be adopted with respect to the Internet, privacy and data security that may impose additional restrictions or burdens on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At September 30, 2017, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2017. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2017, we had $168.3 million outstanding under our line of credit and $36.9 million outstanding under our notes payable with variable interest rates. As of September 30, 2017, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $2.1 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. We have also recently commenced operations in the United Kingdom. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of September 30, 2017, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft represented approximately 14% and 13% of our net sales in the three months ended September 30, 2017 and 2016, HP Inc. represented approximately 11% and 9% of our net sales in the three months ended September 30, 2017 and 2016, and products manufactured by Cisco represented approximately 9% and 11% of our net sales in the three months ended September 30, 2017 and 2016. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

On May 3, 2017, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Miller v. PCM Inc., Case No. 2:17-cv-03364-VAP-KS (C.D. Cal. filed May 3, 2017). In the original complaint in this action, plaintiff, purportedly on behalf of a putative class of purchasers of PCM securities from June 17, 2015 through May 2, 2017, alleged that the Company, its chief executive officer and chief financial officer violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that the financial statements of En Pointe, a company we acquired in 2015, materially overstated the profitability of En Pointe’s business. We believe that the allegations lack merit and intend to defend against this action vigorously.

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

We also maintain an office in the Philippines and have historically received third party back office support from Pakistan, as a result of our En Pointe acquisition, and we may increase our offshore operations in the future. Establishing and transitioning offshore operations may entail considerable expense before we realize cost savings, if any, from these initiatives. The risks associated with doing business overseas and international events could prevent us from realizing the expected benefits from our international operations or any other offshore operations that we may establish.

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

We have operation centers in Canada and the Philippines that have historically provided back-office administrative support and customer service support, and we recently began selling technology solutions in the Canadian market in connection with three business acquisitions and launched a new business in the United Kingdom in 2017. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

Following our acquisition of En Pointe, we received third party back office support in Pakistan to supplement our captive support operations in other geographies. The agreement for these outsourced services in Pakistan expired in the third quarter of 2017. We have transitioned these IT, accounting, customer service and order management and other support services to our wholly-owned service operations in the Philippines and other geographies. Any transition of historical support operations involves risks of business disruption and management distraction. We cannot be certain that any such transition in our support operations will ultimately produce the expected benefits to our business or our customers.

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

***

3.. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In August 2017, our Board of Directors approved a $10 million increase to our discretionary stock repurchase program, which was originally adopted in October 2008 with an initial authorized maximum of $10 million, and amended in September 2012 and April 2015 to add an additional $10 million at each amendment. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. From the inception of the program in October 2008 through September 30, 2017, we have repurchased an aggregate of 4,950,974 shares of our common stock for a total cost of $37.3 million. At September 30, 2017, we had $2.7 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

A summary of the repurchase activity for the three months ended September 30, 2017 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	—	$—	—	$4,079
August 1, 2017 to August 30, 2017	681,612	12.97	681,612	5,240	(1)
September 1, 2017 to September 30, 2017	187,675	13.40	187,675	2,725
Total	869,287	13.06	869,287

(1)	Includes a $10 million increase to our discretionary stock repurchase program as approved by our Board of Directors on August 9, 2017.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ Brandon H. LaVerne
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

