Form 10-K
period 2017-12-31
PCM, INC.
filed 2018-03-15
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
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

As of June 30, 2017, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $186.6 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2018, the registrant had 11,792,105 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PCM, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

●	our ability to execute and benefit from our business strategies, including but not limited to, business strategies related to and strategic investments in our internal organization and focus on practice groups and sales of end-point solutions, advanced technologies, managed services and software solutions, leveraging our key vendor partner relationships, identifying and driving further operational efficiencies or successfully effecting our acquisition strategies including integrating our most recent acquisitions, and expanding our international capabilities;
●	our use of management information systems and their need for future support or upgrade;
●	our expectations regarding the timing, costs and benefits of our ongoing or planned IT systems and communications infrastructure upgrades;
●	our expectations regarding the business impact and accounting treatment of recent acquisitions, including any additional charges that may be taken in future periods;
●	our expectations that the transfer of certain customer contracts to potentially non-consolidated partners may have a negative impact on our consolidated net sales in future periods;
●	our expectations regarding key personnel and our ability to hire new and retain such individuals;
●	our expectations regarding the impact of our transition of certain outsourced services to our captive support operations;
●	our expectations regarding the impact of cost reductions on our results in future periods;
●	our expectations regarding our operations in newly opened geographies, including the United Kingdom;
●	our competitive advantages and growth opportunities;
●	our ability to increase revenues and profitability;
●	our expectation regarding general economic uncertainties and the related potential negative impact on our profit and profit margins, as well as our financial condition, liquidity and future cash flows;
●	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;
●	our plans to invest in and enhance programs and training to align us with our key vendor partners;
●	our ability to generate vendor supported marketing;
●	our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility and other long-term debt;
●	the expected results or profitability of any of our individual business units in future periods;
●	the expected impact of customer implementations or rollouts on our individual business units in future periods;
●	the impact on accounts receivable from our efforts to focus on sales in our Commercial and Public Sector segments;
●	our ability to penetrate the public sector market;
●	our beliefs relating to the benefits to be received from our international operations, including in Canada, the Philippines, and the UK, including the impact of taxes and labor costs in such operations;
●	our expectations regarding the impact of our transition from outsourced operations in Pakistan to our captive BPO operations including our captive BPO operations in the Philippines;
●	our belief regarding our exposure to currency exchange and interest rate risks;
●	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future marketing and advertising levels and the effect on sales;
●	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
●	our expectations regarding the ability of our marketing programs or campaigns to stimulate additional purchases or to maximize product sales;
●	our ability to limit risk related to price reductions;
●	our belief regarding the effect of seasonal trends and general economic conditions on our business and results of operations across all of our segments;
●	our expectations regarding competition and the industry trend toward consolidation;
●	the anticipated impact of reductions in sales to certain large enterprise customers;
●	our expectations regarding the impact of investments we are making in the area of sales headcount, software and advanced technology solutions;
●	our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business;

●	our expectations with respect to changes in our unrecognized tax benefits;
●	our compliance with laws and regulations;
●	our beliefs regarding the applicability of tax statutes, regulations and governmental tax regulatory positions;
●	our expectations regarding the impact of accounting pronouncements;
●	our expectations regarding any future repurchases of our common stock, including the financing of any such repurchases;
●	our belief that backlog is not useful for predicting our future sales;
●	our expectations regarding the impact and outcome of pending litigation and other dispute resolution proceedings;
●	our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and
●	the likelihood that new laws and regulations will be adopted with respect to the Internet, privacy and data security that may impose additional restrictions or burdens on our business, and our implementation of compliance procedures and the costs associated with compliance with such laws and regulations.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part I, Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update any forward-looking statement or other information contained herein to reflect new information, events or circumstances after the date hereof.

***

ITEM 1. BUSINESS

PCM, Inc. is a leading multi-vendor provider of technology solutions, including hardware products, software and services, offered through our dedicated sales force, ecommerce channels and technology services teams. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Symantec and VMware. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cloud, security, data center, networking, collaboration and mobility. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

In recent years, we have completed several strategic acquisitions to increase the capabilities, scale and value we provide our customers and partners, as follows:

●	En Pointe: In April 2015, we acquired certain assets of En Pointe Technologies, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. This acquisition has significantly enhanced our relationships with several key vendor partners, provided incremental advanced technical certifications and operational expertise in key practice areas, and has provided our consolidated business significantly increased scale, especially in the enterprise and public sector spaces.

●	Acrodex: In October 2015, we acquired Acrodex, Inc., an Edmonton, Alberta (Canada) based solution provider. Acrodex provides full end-to-end infrastructure solutions primarily to Canadian based commercial and governmental customers from initial plan and design, through procurement and installation, to full support and on-going management. Acrodex’s core business areas include software value-added reseller services, software asset management and hardware sales and services, including client device products, servers, storage, networks, printers and a full complement of accessories and devices. Services are a significant component to Acrodex’s product mix and include managed services, cloud-based services, consulting, IT management and other IT service areas. This acquisition enhances our ability to provide full solutions to customers across the United States and Canada.

●	TigerDirect: In December 2015, we acquired certain Business to Business (B2B) assets of Systemax’s North American Technology Group (NATG), including the TigerDirect brand, the right to hire approximately 400 B2B sales representatives located across the United States and Canada, all rights to the NATG B2B customer list, certain B2B customer and vendor contracts, trademarks and other intellectual property rights and certain fixed assets and equipment. We believe that this acquisition provided additional scale and opportunity to PCM in the SMB space.

●	Stratiform: In December 2016, we acquired Stratiform, Inc., a Calgary, Alberta (Canada) based provider of cloud IT solutions that includes consulting, professional, and managed services to clients across Canada. Stratiform, an innovative Gold Certified Microsoft Partner, expands our existing capabilities in Microsoft cloud technology, including Azure Cloud solutions, Office 365 and Enterprise Mobility Suite.

●	Stack Technology: In September 2017, PCM UK, our UK based subsidiary, completed the acquisition of Stack Technology, headquartered in Liverpool, United Kingdom, which specializes in the selection, implementation and management of leading IT solutions, with offerings encompassing all aspects of cloud-based solutions, security, virtualization, data services, unified communications, and infrastructure.

●	Provista Technology: In December 2017, PCM UK completed the acquisition of Provista Technology, which is highly regarded in its expertise across a range of technologies and manufacturers including Cisco, Avaya, Cisco Meraki, Huawei, Checkpoint, and other leading vendors, with offerings encompassing all aspects of Cloud Networking, Cloud Video, Hyperconvergence, Security, Collaboration, Secure Wireless and IP LAN, WAN & Data Center Networks. We believe this acquisition will further enhance PCM UK’s expertise and vendor accreditations in the United Kingdom as a Cisco Gold Partner, allowing PCM UK and its subsidiaries to offer further consultancy, integration and supply of services and solutions across the UK marketplace while replicating many existing offerings from our North American organization.

●	Epoch Universal: In January 2018, we completed the acquisition of certain assets of Epoch Universal, Inc., an end-to-end IT solutions provider that is highly regarded in its expertise across a wide range of solutions including Unified Collaboration, Networking and Security, Wireless, Data Center and Virtualization, Cloud and other advanced technologies. Epoch Universal employees hold advanced Cisco and VMware certifications enabling fully integrated enterprise solutions, including managed and professional services, to customers across the United States.

In connection with our recent acquisitions and our resulting entrance into selling products, services and solutions in the Canadian and the United Kingdom (“UK”) markets, we formed two new operating segments called Canada and United Kingdom. Our Canada segment includes our operations related to these Canadian market activities, beginning as of the respective dates of the Acrodex and Tiger Direct acquisitions in 2015 and Stratiform in late 2016, as discussed above. Our United Kingdom segment includes the results of our subsidiary PCM UK, which serves as our hub for the UK and the rest of Europe. For more information about our segments, see below under “Segment Reporting Data.”

Investment in Non-Consolidated Affiliate

Based on various supplier diversity policies and requirements of certain customers whose contracts we acquired rights to in connection with the En Pointe transaction, beginning in the first quarter of 2017, our financial results do not consolidate the financial results of sales made under some customer contracts we purchased in the En Pointe acquisition, which are now held by a partner which qualifies for certification as a minority and women owned business in accordance with customer supplier diversity policies. We hold a 49% passive equity interest in this partner and we have accounted for our investment in this partner using the equity method of accounting beginning in the first quarter of 2017. We refer to this entity as the non-controlled entity or NCE. We record our results from our 49% equity interest in the NCE’s operations as “Equity income from unconsolidated affiliate” in our consolidated statement of operations.

Our Strategy

Expand Advanced Solutions Capabilities and Sales

Our Advanced Solutions strategy is focused on the creation and delivery of advanced solutions primarily in the following areas:

●	Cloud
●	Security
●	Data Center
●	Networking
●	Collaboration
●	Professional & Consulting Services
●	Managed Services

Our customers are increasingly consuming technology in different and evolving ways. As a result, they are utilizing more complex solutions, including advanced technology hardware and software products, particularly related to cloud, security, data center, networking and collaboration. It is a key part of our strategy to tailor our offerings to leverage these market dynamics. We believe we have significant opportunities for growth and increased profitability by continuing to invest in, and enhance, our advanced solutions portfolio.

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

Our Advanced Solutions strategy also focuses on providing services spanning the entire information technology life cycle, from the initial design to implementation and continuing management. These services include professional and consulting and managed services. Our professional and consulting services are used to design, deploy, implement and manage complex solutions surrounding our customers’ needs across their organizations. We leverage technology and expertise to solve our customers’ complex needs and to help them reduce their operational costs. We also provide managed services and support for the data center, network, and software applications that our customers use. We further provide our customers with multi-lingual 24x7x365 service desk support, and in the field, we perform break-fix maintenance support and staff augmentation services. We are focused on the creation and delivery of private, public and hybrid cloud solutions and remote systems monitoring and management through our own captive and our partners’ data centers.

We have invested heavily in our managed services capabilities in order to help customers with the assessment, migration, integration and managed services necessary to simplify the cloud adoption process. We offer cloud-based solutions by utilizing our three hybrid cloud data centers near Columbus, Ohio and Atlanta, Georgia, as well as a global network of partners. We maintain Network Operating Centers (NOCs) within each of our data centers to provide 24x7x365 monitoring and management of customers’ systems wherever they are located. We believe that the operation of our own data centers provides incremental value to our customers that is unmatched in our space.

We also have made significant investments to help our customers optimize their software environments and to better understand their needs, evaluate their existing assets and assist them with implementation and migration strategies. We offer our customers expertise in the following areas:

●	Local Support Staff
●	Licensing Expertise
●	Cloud Solutions Specialists
●	Microsoft Professional Services
●	Microsoft Contract Support
●	24x7x365 Cloud Help Desk
●	Agreement Onboarding
●	Agreement Lifecycle Services
●	Strategic Funding Access
●	Market Intelligence
●	Cost Analysis & Licensing Assessments
●	Cloud Envisioning Sessions
●	Software Asset Management

We believe our strategic focus in advanced solutions expands and enhances our capabilities to service our customers’ needs and drives conversations regarding all of our technology solution offerings. We intend to leverage our existing resources, continue to train our sales account executives and provide a high level of support to our customers.

Increase Our Core Sales of End Point Solutions

Our End Point Solutions strategy is focused on the delivery of solutions in the following areas:

●	Mobility
●	Desktop
●	Digital Signage
●	POS
●	Print
●	Field & Lifecycle Services

We maintain pre-sales, engineering and post sales delivery resources focused on driving sales in the core end point technologies that customers demand. By leveraging our inside and field sales teams across the United States and Canada, and our e-Commerce and logistics capabilities, we are able to more effectively and efficiently tailor unique offerings to our diverse customer base. We seek to drive growth through our efforts to expand our relationships with our existing customers as well as by seeking new customers through targeted account acquisition efforts. We are expanding our sales reach across the United States by adding account executives to our inside and field sales teams in an effort to achieve enhanced market penetration.

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

Expand International Capabilities

Many of our commercial enterprise customers continue to increase their international technology fulfillment needs related to many of the technology solutions we sell. Historically, our business has been focused on the United States and more recently has expanded across Canada and the UK. In order meet our customers’ international needs, we also have recently made investments to establish our ability to provide technology solutions to some countries throughout the world beyond the United States, Canada and the UK. Expanding these capabilities will continue to be a key strategic focus in the near term.

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

Online Marketing. eCommerce marketing programs and capabilities, such as affiliate marketing, search engine optimization, email and search engine marketing, are essential components of our customer acquisition and retention strategy. We operate several websites, including pcm.com, pcmg.com, macmall.com, tigerdirect.com, tigerdirect.ca, pcmcanada.com, stratiform.com and abreon.com. Our websites offer features such as online ordering, access to inventory availability and a large product selection with detailed product information. We also maintain and operate commercial, customized extranets to provide businesses and their employees with an online purchasing channel with custom catalogs, pricing, security, asset management and workflow configurable to our customers’ needs. These extranet sites are designed to enhance sales productivity by allowing customers to perform routine tasks online, freeing our associated account executive’s time for other tasks.

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

	Years Ended December 31,
	2017	2016	2015
Software (1)	27.5%	27.6%	28.4%
Notebooks & Tablets	19.8	18.9	18.1
Desktops	7.4	7.4	7.6
Delivered services	7.3	6.4	7.4
Networking	6.5	7.2	7.5
Manufacturer service and warranty (1)	5.7	6.5	6.6
Displays	4.4	4.4	4.2
Accessories	3.7	3.7	3.0
Storage	3.3	3.9	3.9
Servers	2.7	2.3	3.3
Printers	2.3	2.5	1.5
Input devices	1.8	2.0	2.7
Other (2)	7.6	7.2	5.8
Total	100.0%	100.0%	100.0%

(1)	Software, including software licenses, maintenance and enterprise agreements, and manufacturer service and warranties are shown, for purposes of this table, on a gross sales billed to customers basis, net of returns and do not reflect the net down impact related to revenue recognition for sales of such products.
(2)	All other includes power, supplies, consumer electronics, memory, iPod/MP3 and miscellaneous other items.

Purchasing and Inventory

Effective purchasing is a key element of our strategy to provide technology products and solutions at competitive prices. We believe that our high volume of sales results in increased purchasing power with our primary suppliers, resulting in volume discounts, favorable product return and price protection policies and certain other vendor consideration. A substantial portion of our business is dependent on sales of Cisco, HP Inc., Microsoft and products purchased from other vendors including Apple, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, Synnex and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Years Ended December 31,
	2017	2016	2015
Microsoft	15%	15%	14%
HP Inc.	10	10	11

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

Distribution

We have historically directly operated a full-service 212,000 square feet distribution center in Memphis, Tennessee, an 84,640 square feet warehouse facility in Columbus, Ohio, which includes a 20,000 square feet configuration center, and a 20,254 square feet warehouse facility in Irvine, California. The Memphis warehouse has been our primary distribution center, strategically located near the FedEx main hub in Memphis, while our Columbus and Irvine warehouses have primarily functioned as custom configuration and distribution centers for our commercial customers. With the evolution of our business, in mid-2015 we evaluated our Memphis operation and considered the alternative of more heavily relying on the effective and vast network of our electronically connected distributors and vendor partners. Based on this evaluation, we made the decision to leverage the logistics and configuration services of our distributors and vendor partners and our sophisticated configuration center in Columbus, Ohio in replacement of our historic warehousing and distribution operations of our directly operated Memphis facility. Also, in mid-2016, we added an approximately 63,000 square feet facility, which includes a 5,000 square feet configuration center, in Worthington, Ohio to support reverse logistics activities and provide additional bandwidth to support logistics and fulfillment needs. In 2017, we added an additional approximately 63,000 square feet of space to the Worthington, Ohio facility such that we now have approximately 126,000 total square feet in that facility. We expect this approach to improve our operating efficiency while maintaining appropriate warehousing and distribution service levels to our customers. We believe that our warehousing and distribution facilities and relationships are adequate for our current and foreseeable future needs.

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

Competition

The business of selling information technology hardware products, software and services is highly competitive. We compete with a variety of companies that can be divided into several broad categories:

●	other technology solution providers and direct marketers, including CDW, Insight Enterprises, Presidio and Connection;
●	large value added resellers such as CompuCom Systems, Pomeroy IT Solutions and World Wide Technology;
●	government resellers such as CDWG and GovConnection;
●	computer retail stores and resellers, including superstores such as Best Buy, Office Depot and Staples;
●	hardware and software vendors such as Apple, Hewlett Packard Enterprise, HP Inc. and Dell that sell or are increasing sales directly to end users;
●	online resellers, such as Amazon.com;
●	software focused resellers such as Soft Choice and SHI; and
●	other direct marketers and value added resellers of information technology hardware products, software and services, such as Amazon Business and Web Services, and Google Business Services, among others.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2017, 2016 and 2015 are summarized in Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

In connection with our entrance into the UK market in the first quarter of 2017, we formed a new operating segment called United Kingdom. In February 2016, we transitioned out nearly the entire management overhead of our MacMall business, thinned out its cost structure and brought it under the management and supervision of our Commercial segment. Also, in connection with our acquisitions of Acrodex and certain assets of Systemax’s North American Technology Group in the fourth quarter of 2015 and our resulting entrance into selling technology solutions in the Canadian market, we formed a new operating segment called Canada, which includes our operations related to these Canadian market activities, beginning as of the respective dates of these acquisitions. As a result, we currently operate in four reportable segments: Commercial, Public Sector, Canada and United Kingdom. Our reportable operating segments are primarily aligned based upon our reporting of results as used by our chief operating decision maker in evaluating the operating results and performance of our company. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other.

Employees

At December 31, 2017, we had 4,073 full-time and 89 part-time employees, consisting of 2,315 in the United States, 1,005 in the Philippines, 713 in Canada and 129 in the United Kingdom. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft represented approximately 15% of our net sales in each of the years ended December 31, 2017 and 2016 and products manufactured by HP Inc. represented approximately 10% of our net sales in each of the years ended December 31, 2017 and 2016. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

The Tax Cuts and Jobs Act of 2017 was approved by Congress and signed into law in December 2017. This legislation makes significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. Certain of these changes could have a negative impact on our business. Moreover, further legislative and regulatory changes may be more likely in the current political environment, particularly to the extent that Congress and the U.S. presidency are controlled by the same political party and significant reform of the tax code has been described publicly as a legislative priority. Significant further changes to the tax code could have an adverse impact on our business, financial condition and results of operations.

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

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of investors or analysts, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

●	changes in the mix of products, services or solutions that we sell;
●	the amount and timing of operating costs and capital expenditures relating to any expansion of our business operations and infrastructure;
●	price competition that results in lower sales volumes, lower profit margins, or net losses;
●	the availability of vendor programs, authorizations or certifications;
●	our ability to attract and retain key personnel and the related costs,
●	fluctuations in the demand for our products, services or solutions or overstocking or under-stocking of our products;
●	economic conditions;
●	changes in the amounts of information technology spending by our customers;
●	the amount and timing of advertising and marketing costs;
●	fluctuations in levels of inventory theft, damage or obsolescence that we incur;
●	our ability to successfully integrate operations and technologies from any past or future acquisitions or other business combinations;
●	revisions or refinements of fair value estimates relating to acquisitions or other business combinations;
●	changes in the number of visitors to our websites or our inability to convert those visitors into customers;
●	technical difficulties, including system or Internet failures;
●	introduction of new or enhanced products, services or solutions;
●	fluctuations in warehousing and shipping costs; and
●	foreign currency exchange rates.

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

From time to time we receive claims and become subject to litigation, including consumer protection, employment, intellectual property and other litigation and government or third party audits related to the conduct of our business. Additionally, we may from time to time institute legal proceedings against third parties to protect our interests. For example, we are currently involved in several disputes related to the En Pointe acquisition. These proceedings are described under the heading “Legal Proceedings” in Part I, Item 1, Note 10 to the Notes to the Consolidated Financial Statements of this report. Any litigation, arbitration, audit, investigation or other dispute resolution process that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. We cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

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

We have generated substantial portions of our revenue in the past from the sale of computer hardware, software and accessories and consumer electronics products. Expansion into new hardware product, software and service categories, including for example our efforts to grow managed and advanced technology services and solutions, may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. In addition, demand for the solutions we sell to our customers could decrease if we are unable to adapt in areas like cloud technology, IaaS, SaaS, PaaS, SDN or other emerging technologies. We may lack the necessary expertise in a new category or offering to realize the expected benefits of that new category or offering. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new hardware product, software or service categories and offerings include our ability to:

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

We are subject to data security laws that are becoming more widespread and burdensome, and increasingly require notification of security breaches to affected individuals, regulators and other third parties. At the same time, cyber attacks and other efforts by bad actors to steal personal information or company proprietary information, and to disrupt service, are on the rise. Our systems contain personal, financial and other information that is entrusted to us by our customers and employees, as well as financial, proprietary, and other confidential information relating to our business. Despite the security measures we have in place, security breaches involving our systems or the systems of our third-party vendors may occur, and could result in system and service disruptions or the theft or disclosure of personal or confidential information. In addition to risks we face from cyber attacks or security attacks directly targeted at our systems, we offer our products, services and solutions to companies, such as healthcare or financial institutions, under contracts which may expose us to significant liabilities for data breaches or losses which could arise out of or result from products, services or solutions we may sell to these institutions. The occurrence of any of these security breaches, or the claim that our company has suffered such a security breach, whether accurate or not, could result in adverse publicity, loss of customer confidence, increased costs, reduced sales and profits, criminal penalties, and civil liabilities. In addition, in order to ensure customer confidence in our solutions and services, we may choose to remediate actual or perceived security concerns by implementing further security measures which could require us to expend significant resources. The FTC and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in companies’ data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks, security breaches, or other disclosures of personal information, present an ongoing risk to us, could result in a loss of customers, damage to our reputation and monetary damages. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation or violation of our privacy and data security practices. Any such liability could decrease our profitability and materially adversely affect our financial condition.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our business or our marketing efforts and expose us to material costs and liability.

We market to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny and regulation. As a result, we are subject to increasing regulation relating to privacy and the use of personal information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of operating and growing our business. In addition, several states have proposed legislation that would limit the uses of personal information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would expand online privacy protections already provided to adults. Moreover, in the United States, Canada, the United Kingdom, the European Union and elsewhere, laws and regulations, such as the General Data Protection Regulation (GDPR), are becoming increasingly protective of consumer privacy, with a trend toward requiring companies to establish procedures to notify users of privacy and security policies, to obtain consent from users for collection and use of personal information, and to provide users with the ability to access, correct and delete personal information stored by companies. Such privacy and data protection laws and regulations, and efforts to enforce such laws and regulations, may restrict our ability to collect, use or transfer demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of domestic or foreign privacy or data protection laws and regulations, including the U.S. national do-not-call list and CAN-SPAM Act, the Canadian Anti-Spam Legislation, GDPR and the UK Privacy and Electronic Communications Regulations, may subject us to fines, penalties and damages, which could decrease our revenue and profitability.

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

The business of direct marketing of the technology offerings we provide is highly competitive and driven in large part by price, products and services availability, speed and accuracy of delivery and performance, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, availability of talented sales and service personnel and the availability of technical information. We compete with other solution providers, including CDW, Insight Enterprises, Presidio and Connection. In addition, we compete with large value added resellers such as CompuCom Systems and World Wide Technology, and computer retail stores and resellers, including superstores such as Best Buy and Staples, certain hardware and software vendors such as Apple and Dell Computer that sell or are increasing sales directly to end users, online resellers such as Amazon.com, government resellers such as CDWG and GovConnection, software focused resellers such as SoftwareOne, Soft Choice and Software House International and other direct marketers and value added resellers of hardware, software, technology services and computer-related and electronic products, including Amazon Business and Web Services, and Google Business Services. In the technology solution provider and resale industries, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain of our existing competitors have substantially greater financial resources than we have. There can be no assurance that we will be able to continue to compete effectively against existing competitors, consolidations of competitors or new competitors that may enter the market.

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

All or portions of certain of the products we sell are produced, or have major components produced, in Asia. We engage in U.S. dollar denominated transactions with U.S. divisions and subsidiaries of companies located in that region as well. We also entered the Canadian market in 2015 with our Acrodex and Systemax acquisitions and the UK market in 2017. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, such as fluctuating oil prices, political instability, tariffs and taxes, availability of products, natural disasters and currency fluctuations in the U.S. dollar versus the regional currencies. In the past, countries in Asia have experienced volatility in their currency, banking and equity markets. In addition, the referendum in the UK electing to withdraw from the European Union has created significant uncertainty about the future relationship between the UK and the European Union, including with respect to the laws and regulations that will apply as the UK determines which European Union laws to replace or replicate in the event of a withdrawal. Future volatility in any of these international markets could adversely affect the supply and price of the products we sell and their components and ultimately, our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2017, we operated in approximately 925,000 square feet of space primarily in the United States, Canada, United Kingdom and the Philippines. We lease a total of approximately 567,000 square feet of space primarily used for office, distribution and data center purposes. We own a total of approximately 358,000 square feet of space, primarily used for our corporate headquarters, data center and warehouse purposes. Each of our facilities is utilized by one or more of our segments.

Our principal facilities at December 31, 2017 are set forth in the table below:

Description	Sq. Ft.	Location
Midwest Regional Headquarters, Sales Office and Distribution Center(1)	144,000	Lewis Center, OH
Corporate Headquarters and Sales Office(1)	83,864	El Segundo, CA
Acrodex Headquarters and Sales Office	63,611	Edmonton, Alberta
Distribution Center	126,621	Worthington, OH
Irvine Sales Office and Distribution Center(1)	60,072	Irvine, CA
New Albany Data Center(1)	30,850	New Albany, OH
Roswell Data Center	15,700	Roswell, GA

(1)	Owned.

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

Our common stock has been publicly traded on the Nasdaq Global Market since our initial public offering on April 4, 1995 and currently trades under the symbol PCMI. The following table sets forth the range of high and low sales price per share for our common stock for the periods indicated, as reported on the Nasdaq Global Market:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2017
First Quarter	$29.85	$21.20
Second Quarter	31.20	17.25
Third Quarter	20.50	11.80
Fourth Quarter	14.50	9.40
Year Ended December 31, 2016
First Quarter	$9.92	$7.48
Second Quarter	11.39	7.99
Third Quarter	21.91	10.80
Fourth Quarter	24.53	18.06

As of the close of business on March 12, 2018, there were approximately 20 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, again amended in April 2015 and increased to a total of $30 million, and again amended in August 2017 and increased to a total of $40 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

A summary of the repurchase activity for the three months ended December 31, 2017 is as follows (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	—	$—	—	$2,725
November 1, 2017 to November 30, 2017	23,000	10.81	23,000	2,476
December 1, 2017 to December 31, 2017	—	—	—	2,476
Total	23,000		23,000

We repurchased 23,000 shares of our common stock under this program during the three months ended December 31, 2017 for $0.2 million. From the inception of the program in October 2008 through December 31, 2017, we have repurchased an aggregate of 4,973,974 shares of our common stock for a total cost of $37.5 million. At December 31, 2017, we had $2.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2012. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
PCM, Inc.
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Measurement Period (fiscal years covered)
	12/2012	12/2013	12/2014	12/2015	12/2016	12/2017
PCM, Inc.	$100.00	$165.38	$153.30	$159.90	$362.32	$159.42
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Retail Trade	100.00	143.64	145.80	205.96	212.50	283.72

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 along with the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 presented below were derived from our consolidated financial statements which are not included elsewhere herein.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Net sales	$2,193,436	$2,250,587	$1,661,948	$1,356,362	$1,359,999
Cost of goods sold	1,867,714	1,931,786	1,437,621	1,164,295	1,170,500
Gross profit	325,722	318,801	224,327	192,067	189,499
Selling, general and administrative expenses	314,281	284,010	249,809 (1)	176,362	171,279
Operating profit (loss)	11,441	34,791	(25,482)	15,705	18,220
Interest expense, net	7,894	6,083	3,860	3,180	3,340
Equity income from unconsolidated affiliate	528	—	—	—	—
Income (loss) from continuing operations before income taxes	4,075	28,708	(29,342)	12,525	14,880
Income tax expense (benefit)	984	11,115	(11,394)	5,490	6,235
Income (loss) from continuing operations	3,091	17,593	(17,948)	7,035	8,645
Loss from discontinued operations, net of taxes	—	—	(310)	(1,570)	(516)
Net income (loss)	$3,091	$17,593	$(18,258)	$5,465	$8,129

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS
Income (loss) from continuing operations	$0.25	$1.49	$(1.49)	$0.57	$0.75
Loss from discontinued operations, net of taxes	—	—	(0.03)	(0.12)	(0.05)
Net income (loss)	$0.25	$1.49	$(1.52)	$0.45	$0.70

Diluted EPS
Income (loss) from continuing operations	$0.24	$1.40	$(1.49)	$0.55	$0.73
Loss from discontinued operations, net of taxes	—	—	(0.03)	(0.13)	(0.05)
Net income (loss)	$0.24	$1.40	$(1.52)	$0.42	$0.68

(1)	Includes a $25.4 million write-off of internally developed software work in process related to our upcoming ERP and CRM systems, in favor of an ERP and CRM systems already configured and in production at En Pointe.

	At December 31,
	2017	2016		2015		2014	2013
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$9,113	$7,172		$11,176		$8,892	$9,992
Working capital	(7,719)	(4,997)		(9,165)		63,425	57,595
Total assets	740,252	629,810		600,173		389,190	434,822
Short-term debt	3,362	15,769	(1)	17,711	(1)	3,741	1,167
Line of credit	213,778	107,396		162,439		52,795	110,499
Long-term debt, excluding current portion..	32,892	18,750		21,454		22,415	13,742
Total stockholders’ equity	127,626	128,471		109,515		133,316	125,762

(1)	Short-term debt at December 31, 2016 and 2015 includes $4.6 million and $4.8 million, respectively, classified on our Consolidated Balance Sheet as “Note payable related to asset held for sale” relating to the mortgage on our Irvine property that is held for sale.

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

BUSINESS OVERVIEW

PCM, Inc. is a leading multi-vendor provider of technology solutions, including hardware products, software and services, offered through our dedicated sales force, ecommerce channels and technology services teams. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Symantec and VMware. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cloud, security, data center, networking, collaboration and mobility. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

In connection with our entrance into the UK market in the first quarter of 2017 with the formation of PCM Technology Solutions UK, Ltd (“PCM UK”), we formed a new operating segment called United Kingdom. In February 2016, we transitioned out nearly the entire management overhead of our MacMall business, thinned out its cost structure and brought it under the management and supervision of our Commercial segment. Also, in connection with our acquisitions of Acrodex and certain assets of Systemax’s North American Technology Group in the fourth quarter of 2015, which are both described more fully below under “Strategic Developments – Acquisitions,” and our resulting entrance into selling technology solutions in the Canadian market, we formed a new operating segment called Canada, which includes our operations related to these Canadian market activities. As a result, we operate in four reportable segments: Commercial, Public Sector, Canada and United Kingdom. Our reportable operating segments are primarily aligned based upon our reporting of results as used by our chief operating decision maker in evaluating the operating results and performance of our company. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other. All historical segment financial information provided herein has been revised to reflect our revised reportable operating segments.

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. In 2017, we generated approximately 79% of our revenue in our Commercial segment, 13% of our revenue in our Public Sector segment and 8% of our revenue in our Canada segment. PCM UK commenced its sales operations in May 2017 and our United Kingdom segment net sales were $12.2 million in the year ended December 31, 2017.

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

Our United Kingdom segment consists of results of our UK subsidiary, PCM UK, and its wholly-owned subsidiaries, which serve as our hub for the UK and the rest of Europe.

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

A substantial portion of our business is dependent on sales of Cisco, HP Inc. and Microsoft products as well as products purchased from other vendors including Apple, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, Synnex and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Years Ended December 31,
	2017	2016	2015
Microsoft	15%	15%	14%
HP Inc.	10	10	11

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

General economic conditions have an effect on our business and results of operations across all of our segments. If economic growth in the U.S., Canada, the UK and other countries slows or declines, government, consumer and business spending rates could be significantly reduced. These developments could also increase the risk of uncollectible accounts receivable from our customers. The economic climate in the U.S., Canada, UK and elsewhere could have an impact on the rate of information technology spending of our current and potential customers, which would impact our business and results of operations. These factors affect sales of our products, sales cycles, adoption rates of new technologies and level of price competition. We continue to focus our efforts on cost controls, competitive pricing strategies, and driving higher margin service and solution sales. We also continue to make selective investments in our sales force personnel, service and solutions capabilities and IT infrastructure and tools in an effort to meet vendor program requirements and to position us for enhanced productivity and future growth.

STRATEGIC DEVELOPMENTS

Acquisitions

Provista Technology

On December 22, 2017, PCM UK, our U.K. based subsidiary, completed the acquisition of Provista Technology for £4,100,000 in cash (or $3.1 million, net of cash acquired). Provista is highly regarded in its expertise across a range of technologies and manufacturers including Cisco, Avaya, Cisco Meraki, Huawei, Checkpoint, and other leading vendors, with offerings encompassing all aspects of Cloud Networking, Cloud Video, Hyperconvergence, Security, Collaboration, Secure Wireless and IP LAN, WAN & Data Center Networks. We believe this acquisition will further enhance PCM UK’s expertise and vendor accreditations in the United Kingdom as a Cisco Gold Partner, allowing PCM UK and its subsidiaries to offer further consultancy, integration and supply of services and solutions across the UK marketplace while replicating many existing offerings from our North American organization.

Stack Technology

On September 22, 2017, PCM UK completed the acquisition of Stack Technology for £1,350,000 in cash (or $1.7 million, net of cash acquired). Stack Technology, headquartered in Liverpool, United Kingdom, specializes in the selection, implementation and management of leading IT solutions, with offerings encompassing all aspects of cloud-based solutions, security, virtualization, data services, unified communications, and infrastructure.

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

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is our largest acquisition to date based on revenues, and is expected to significantly enhance our relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of December 31, 2016, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million, representing no change from December 31, 2015. During 2017, 2016 and 2015, we made $13.4 million, $13.1 million, $8.9 million, respectively, of earn-out payments to the sellers of En Pointe. The fair value of this contingent consideration was historically determined and accrued based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, we developed our own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The significant inputs into the calculation of the contingent consideration include projected gross profit values of the Commercial and Public Sector components of En Pointe and the weighted average cost of capital of each component. The payments made to date have been reasonably consistent with the historical fair value analysis and thus have not resulted in a change to the estimated liability. At the end of the earn-out period in 2018, we will make a final adjustment to the earn-out based on actual payments, with any adjustment to be recorded in our consolidated statement of operations.

The accounting for the acquisition of En Pointe was finalized as of December 31, 2015. The purchase price has been allocated to the acquired assets and assumed liabilities, which include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities, based on estimated fair values as of the date of acquisition.

Investment in Non-Consolidated Affiliate

Based on various supplier diversity policies and requirements of certain customers whose contracts we acquired rights to in connection with the En Pointe transaction, beginning in the first quarter of 2017, our financial results do not consolidate the financial results of sales made under some customer contracts we purchased in the En Pointe acquisition, which are now held by a partner which qualifies for certification as a minority and women owned business in accordance with customer supplier diversity policies. We hold a 49% passive equity interest in this partner and we have accounted for our investment in this partner using the equity method of accounting beginning in the first quarter of 2017. We refer to this entity as the non-controlled entity or NCE. We record our results from our 49% equity interest in the NCE’s operations as “Equity income from unconsolidated affiliate” in our consolidated statement of operations.

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

In March 2015, we completed the purchase of real property in Irvine, California (the “Irvine Property”) for approximately $5.8 million and financed $4.9 million with a long-term note. The real property includes approximately 60,072 square feet of office and warehouse space and land. In September 2015, we listed our real property located in Irvine, California (the “Irvine Property”) for sale. Under a broker agreement, the Irvine Property is available for immediate sale in its present condition. We classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Property held for sale” and $4.6 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Consolidated Balance Sheet as of December 31, 2016. As of December 31, 2017, the Irvine Property, which continues to be available for sale, was classified as part of “Property and equipment, net” and the related mortgage as part of “Notes payable-current” and “Notes payable” on our Consolidated Balance Sheet as it no longer met the criteria for held for sale classification primarily due to passage of time.

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

Common Stock Repurchase Program

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, again amended in April 2015 and increased to a total of $30 million, and again amended in August 2017 and increased to a total of $40 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We repurchased 23,000 shares of our common stock under this program during the three months ended December 31, 2017 for $0.2 million. From the inception of the program in October 2008 through December 31, 2017, we have repurchased an aggregate of 4,973,974 shares of our common stock for a total cost of $37.5 million. At December 31, 2017, we had $2.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

We also sell certain products for which we act as an agent in accordance with ASC 605-45. Products in this category include the sale of third-party services, warranties, software assurance (“SA”) and subscriptions. SA is an “insurance” or “maintenance” product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. At October 1, 2017, our goodwill resided in our Abreon, Commercial Technology, Public Sector and Canada reporting units.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2017. Our annual impairment analysis excluded goodwill associated with acquisitions made during the third and fourth quarter of 2017, as their purchase price allocations were completed subsequent to the analysis date, and their operations have not had sufficient operating time to suggest any triggering event would have occurred. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2017, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

 In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2017. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon, Commercial Technology, Public Sector and Canada reporting units exceeding their respective carrying values by 56%, 46%, 63% and 103% and, accordingly, we were not required to perform the second step of the goodwill evaluation. We had $7.2 million, $62.5 million, $8.3 million and $6.5 million of goodwill as of October 1, 2017 residing in our Abreon, Commercial Technology, Public Sector and Canada reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2017, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 34% as of October 1, 2017.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2017 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2018 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Years Ended December 31,
	2017	2016	2015
Net sales	$2,193,436	$2,250,587	$1,661,948
Cost of goods sold	1,867,714	1,931,786	1,437,621
Gross profit	325,722	318,801	224,327
Selling, general and administrative expenses	314,281	284,010	249,809
Operating profit (loss)	11,441	34,791	(25,482)
Interest expense, net	7,894	6,083	3,860
Equity income from unconsolidated affiliate	528	—	—
Income (loss) from continuing operations before income taxes	4,075	28,708	(29,342)
Income tax expense (benefit)	984	11,115	(11,394)
Income (loss) from continuing operations	3,091	17,593	(17,948)
Loss from discontinued operations, net of taxes	—	—	(310)
Net income (loss)	$3,091	$17,593	$(18,258)

	As a Percentage of Net Sales For Years Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.2	85.8	86.5
Gross profit	14.8	14.2	13.5
Selling, general and administrative expenses	14.3	12.6	15.0
Operating profit (loss)	0.5	1.6	(1.5)
Interest expense, net	0.3	0.3	0.3
Equity income from unconsolidated affiliate	0.0	—	—
Income (loss)from continuing operations before income taxes	0.2	1.3	(1.8)
Income tax expense (benefit)	0.1	0.5	(0.7)
Income (loss)from continuing operations	0.1	0.8	(1.1)
Loss from discontinued operations, net of taxes	—	—	(0.0)
Net income (loss)	0.1%	0.8%	(1.1)%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Year Ended December 31,
	2017		2016
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,732,439	79%	$1,746,530	77%	$(14,091)	(1)%
Public Sector	277,882	13	353,497	16	(75,615)	(21)
Canada	171,335	8	150,643	7	20,692	14
United Kingdom	12,235	—	—	—	12,235	NM (1)
Corporate & Other	(455)	—	(83)	—	(372)	NM (1)
Consolidated	$2,193,436	100%	$2,250,587	100%	$(57,151)	(3)

(1)	Not meaningful.

Consolidated net sales were $2,193.4 million in 2017 compared to $2,250.6 million in 2016, a decrease of $57.2 million, or 3%. Our consolidated net sales in 2017 do not include $98.7 million of net sales made under contracts held by the NCE. Consolidated sales of services were $160.8 million in 2017 compared to $143.2 million in 2016, an increase of $17.6 million, or 12%, and represented 7% and 6% of consolidated net sales in 2017 and 2016, respectively.

Commercial net sales were $1,732.4 million in 2017 compared to $1,746.5 million in 2016, a decrease of $14.1 million or 1% despite the impact of $98.7 million of net sales made under contracts now held by the NCE and not consolidated in our Commercial net sales. Sales of services in our Commercial segment were $116.3 million in 2017 compared to $107.6 million in 2016, an increase of $8.7 million, or 8%, and represented 7% and 6% of Commercial net sales in 2017 and 2016, respectively.

Public Sector net sales were $277.9 million in 2017 compared to $353.5 million in 2016, a decrease of $75.6 million, or 21%. Our Federal sales decreased by 24%, while our State, Local and Educational Sales decreased by 20%. Public Sector business was also impacted by the departure of the president of our Public Sector business in the fourth quarter of 2017 for personal reasons unrelated to the business, and we are currently undertaking a search for his replacement. Sales of services in our Public Sector segment were $13.9 million in 2017 compared to $11.5 million in 2016, an increase of $2.4 million, or 21%, and represented 5% and 3% of Public Sector net sales in 2017 and 2016, respectively.

Canada net sales were $171.3 million in 2017 compared to $150.6 million in 2016, an increase of $20.7 million, or 14%. Sales of services in our Canadian segment were $30.1 million in 2017 compared to $24.0 million in 2016, an increase of $6.1 million, or 25%, and represented 18% and 16% of Canada net sales in 2017 and 2016, respectively.

Our United Kingdom segment, which officially launched in the second quarter of 2017, generated net sales of approximately $12.2 million in 2017.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $325.7 million in 2017 compared to $318.8 million in 2016, an increase of $6.9 million, or 2%. Consolidated gross profit margin increased to 14.8% in 2017 from 14.2% in the same period last year. The increase in consolidated gross profit was primarily due to an increased mix of higher margin solutions and services, despite the decrease in consolidated net sales. The increase in consolidated gross profit margin was primarily due to the impact of increased sales of services and advanced solutions as well as the beneficial impact of the non-consolidation in 2017 of contracts now held by the NCE, as discussed above, which have historically had lower margins.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $314.3 million in 2017 compared to $284.0 million in 2016, an increase of $30.3 million, or 11%. Consolidated SG&A expenses as a percentage of net sales increased to 14.3% in 2017 from 12.6% in the same period last year. The increase in consolidated SG&A expenses was primarily related to a $19.1 million increase in personnel costs, which was primarily related to the investments we made in account executives in the U.K., Canada and in our advanced technology solutions practices. The increase in consolidated SG&A expenses was also impacted by $3.6 million of restructuring related costs, $1.7 million of increased telecommunication costs and a $1.5 million increase in M&A and related litigation costs, partially offset by a $1.7 million reduction in amortization expense and a $1.6 million decrease in outside service costs primarily related to the termination of the third party back office support (BPO) contract in Pakistan.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Year Ended December 31,								Change in
	2017			2016			Change in		Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Operating Profit (Loss)		Profit (Loss) Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$76,097	4.4%		$81,220	4.7%		$(5,123)	(6)%	(0.3)%
Public Sector	8,885	3.2		14,163	4.0		(5,278)	(37)	(0.8)
Canada	423	0.2		3,994	2.7		(3,571)	(89)	(2.5)
United Kingdom	(5,205)	NM	(1)	—	—		(5,205)	NM (1)	NM (1)
Corporate & Other	(68,759)	(3.1	)(2)	(64,586)	(2.9	)(2)	(4,173)	6	(0.2)
Consolidated	$11,441	0.5		$34,791	1.5		$(23,350)	(67)	(1.0)

(1)	Not meaningful.
(2)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $11.4 million in 2017 compared to $34.8 million in 2016, a decrease of $23.4 million or 67%.

Commercial operating profit was $76.1 million in 2017 compared to $81.2 million in 2016, a decrease of $5.1 million, or 6%. The decrease in Commercial operating profit was primarily due to an increase in investments we made in our advanced solutions, field sales and inside sales, partially offset by a $5.1 million decrease in personnel costs, a $1.6 million decrease in lease expenditures, a $1.1 million decrease in amortization expenses and a $3.5 million increase in Commercial gross profit.

Public Sector operating profit was $8.9 million in 2017 compared to $14.2 million in 2016, a decrease of $5.3 million, or 37%. The decrease in Public Sector operating profit was primarily due to a $2.8 million increase in personnel costs and a $2.3 million decrease in Public Sector gross profit.

Canada operating profit was $0.4 million in 2017 compared to $4.0 million in 2016, a decrease of $3.6 million, or 89%. This decrease in Canada operating profit was primarily due to a $6.5 million increase in personnel costs related to our investment in advanced solutions and sales account executive headcount, as well as the addition of costs resulting from the acquisition of Stratiform in December 2016, a $0.4 million increase in each of travel and entertainment expenses and consulting fees, partially offset by a $4.3 million increase in Canada gross profit.

United Kingdom operating loss was $5.2 million in 2017, representing the segment’s operating expenses which include overhead support and consulting costs.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $68.8 million in 2017 compared to $64.6 million in 2016, an increase of $4.2 million, or 6%. The increase in our Corporate & Other operating expenses was primarily due to a $9.6 million increase in personnel costs, a $3.6 million increase in restructuring related charges, a $1.5 million increase in M&A related expenses, a $0.8 million increase in telecommunication expenses and a $0.6 million increase in travel and entertainment expenses, partially offset by a $1.5 million decrease in outside service costs primarily related to the termination of the Pakistani BPO service contract.

Net Interest Expense

Total net interest expense for 2017 increased to $7.9 million compared with $6.1 million for 2016. The $1.8 million increase in net interest expense in 2017 was primarily due to higher average interest rate and higher average loan balance in 2017 compared to the same period in the prior year, as well as a $0.3 million interest charge recorded in the second quarter of 2017 related to unclaimed property reports dating back to 2013.

Income Tax Expense

We recorded an income tax expense of $1.0 million in 2017 compared to $11.1 million in 2016. Our effective tax rates were 24.2% for 2017 and 38.7% for 2016. The reduction in tax rate in 2017 reflected the adoption of ASU 2016-09 with a benefit associated with stock compensation as well as certain adjustments related to the Tax Cuts and Jobs Act of 2017 including a $1.9 million one-time benefit of revaluing our deferred tax liabilities at a new lower federal tax rate, partially offset by a $0.7 million one-time expense related to the foreign income transition tax.

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

Commercial net sales were $1,746.5 million in 2016 compared to $1,365.4 million in 2015, an increase of $381.1 million, or 28%. The increase in Commercial net sales was primarily due to the addition of sales from our 2015 acquisitions, the investments we have made in advanced technologies and software for the benefit of the overall business. Sales of services in the Commercial segment decreased by $0.6 million to $107.6 million in 2016 from $108.2 million in 2015, and represented 6% and 8% of Commercial net sales in 2016 and 2015, respectively.

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

We had cash and cash equivalents of $9.1 million at December 31, 2017 and $7.2 million at December 31, 2016. Our negative working capital increased by $2.7 million to a negative working capital of $7.7 million at December 31, 2017 from negative working capital of $5.0 million at December 31, 2016.

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, again amended in April 2015 and increased to a total of $30 million, and again amended in August 2017 and increased to a total of $40 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We repurchased 23,000 shares of our common stock under this program during the three months ended December 31, 2017 for $0.2 million. From the inception of the program in October 2008 through December 31, 2017, we have repurchased an aggregate of 4,973,974 shares of our common stock for a total cost of $37.5 million. At December 31, 2017, we had $2.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which historically received the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. In addition to other eligibility requirements under the program, which extended through fiscal year 2016, we were required to maintain a minimum of 317 eligible employees employed by our subsidiary PCM Sales Canada in the province of Quebec at all times to remain eligible to apply annually for these labor credits. As a result of this certification, we are eligible to make annual labor credit claims for eligible employees equal to 25% of eligible salaries, but not to exceed $15,000 (Canadian) per eligible employee per year, continuing through fiscal year 2016. In June 2014, the province of Quebec passed a budget that modified the annual labor credit, prospectively reducing the claim percentage from 25% to 20% of eligible salaries, and reducing the annual amount from $15,000 to $12,000 (Canadian) per eligible employee per year. As of December 31, 2017, we had a total accrued receivable of $1.9 million related to 2016. We filed our 2016 claim during the third quarter of 2017, and we expect to receive full payment under our remaining accrued labor credits receivable.

Cash Flows from Operating Activities. Net cash used in operating activities was $64.8 million in 2017 compared to net cash provided by operating activities of $96.5 million in 2016 and net cash used by operating activities of $52.2 million in 2015.

The $64.8 million of net cash provided by operating activities in 2017 was primarily the result of an increase in accounts receivable by $77.6 million primarily due to timing differences compared to the prior year and an increase in inventory by $22.6 million reflecting certain purchases made in the fourth quarter of 2017 which have largely been sold in the first quarter of 2018 to date, partially offset by an $8.5 increase in accounts payable and a $7.1 million decrease in prepaid expenses and other current assets.

The $96.5 million of net cash provided by operating activities in 2016 was primarily the result of our net income adjusted for depreciation and amortization, an increase in accounts payable of $87.7 million relating to timing of payables, partially offset by a $25.6 million increase in inventory and a $17.4 million increase in accounts receivable.

The $52.2 million of net cash used in operating activities in 2015 was primarily due to a $127.0 million increase in accounts receivable resulting primarily from the build of En Pointe’s receivables since the acquisition in April 2015 as we did not purchase any receivables as part of our acquisition of En Pointe, partially offset by a $54.3 million increase in accounts payable, which was primarily due to the addition of En Pointe, and a $6.3 million increase in our accrued liabilities primarily relating to the addition of En Pointe.

Cash Flows from Investing Activities. Net cash used in investing activities was $22.1 million in 2017, $10.9 million in 2016 and $66.2 million in 2015.

The $22.1 million of net cash used in investing activities in 2017 was primarily related to $17.3 million of capital expenditures, $3.1 million related to the acquisition of Provista Technology and $1.7 million related to the acquisition of Stack Technology.

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

Cash Flows from Financing Activities. Net cash provided by financing activities was $88.4 million in 2017 compared to net cash used in financing activities of $90.0 million in 2016 and net cash provided by financing activities of $122.0 million in 2015.

The $88.4 million of net cash provided by financing activities in 2017 was primarily related to $106.4 million of net borrowings on our line of credit, partially offset by $13.4 million of earn-out liability payments and $11.6 million of payments related to repurchases of our common stock.

The $90.0 million of net cash used in financing activities in 2016 was primarily related to $55.0 million of net payments on our line of credit, $13.1 million of earn-out liability payments and a $13.1million decrease in book overdraft.

The $122.0 million of net cash provided by financing activities in 2015 was primarily related to a $109.6 million increase in our outstanding borrowings on our line of credit and a $17.7 million increase in borrowings under our notes payable.

Debt. The following table sets forth our outstanding debt as of the periods presented (in thousands):

	At December 31,
	2017	2016
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$213,778	$107,396
Note payable, LIBOR plus 1.50%, maturing in March 2021	—	8,293
Note payable, LIBOR plus 1.50%, maturing in March 2021	11,032	1,392
Note payable, LIBOR plus 1.50%, maturing in March 2021	1,943	—
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,404	4,601	(1)
Note payable, LIBOR plus 2.25%, maturing in January 2022	3,908	4,137
Notes payable, 4.12%, 4.33% and 4.60%, matured in March 2017	—	525
Note payable, LIBOR plus 2.25%, maturing in January 2020	6,798	7,107
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in January 2020	7,710	8,113
Note payable, LIBOR plus 3.2%, maturing in May 2025	284	—
Other notes payable, maturing in August and September 2018	175	351
Total	250,032	141,915
Less: Total current debt	217,140	123,165
Total non-current debt	$32,892	$18,750

(1)	This note payable, related to the Irvine Property, has been presented on our Consolidated Balance Sheet at December 31, 2016 as “Note payable related to asset held for sale” and was included as current debt. See Note 5 to the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for more information regarding the Irvine Property.

Line of Credit and Related Notes

We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent (the “Lenders”). On July 7, 2016, we entered into a First Amendment to the Fourth Amended Loan Agreement with the Lenders and on February 24, 2017, we entered into a Second Amendment to the Fourth Amended Loan Agreement with the Lenders. On October 24, 2017, PCM, all of its wholly-owned domestic subsidiaries (collectively with PCM, the “US Borrowers”), all of its Canadian subsidiaries (collectively, the “Canadian Borrowers”) and its PCM UK subsidiary (together with the US Borrowers and the Canadian Borrowers, the “Borrowers”), entered into a Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended Loan Agreement”) with the Lenders. The Fifth Amended Loan Agreement amends and restates the Fourth Amended Loan Agreement.

As amended through December 31, 2017, the terms of our credit facility provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit and a sub-line of up to £25,000,000 as the UK Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fifth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (vi) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%; and (vii) a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month. The terms of our credit facility are more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2017, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2017, we had $99.7 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

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

At December 31, 2017, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 3.12%.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2017 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt obligations (a)	$36,254	$3,362	$18,930	$13,874	$88
Purchase obligations (b)	15,202	13,178	2,024	—	—
Operating lease obligations	28,954	6,726	10,672	7,065	4,491
Capital lease obligations	1,943	641	979	323	—
Total contractual obligations	$82,353	$23,907	$32,605	$21,262	$4,579

Other commercial commitments (c):
Line of credit (a)	$213,778	$213,778	$—	$—	$—

(a)	Long-term debt obligations and line of credit exclude interest, which is based on a variable rate tied to the prime rate or LIBOR plus a variable spread, at our option.
(b)	Purchase obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).
(c)	We had $13.1 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2017. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2017.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 10 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the year ended December 31, 2017 other than employee compensation arrangements in the ordinary course of business.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of impact of recently issued accounting standards, see Part II, Item 8, Note 2 of the Notes to the Consolidated Financial Statements of this report under “Recent Accounting Pronouncements.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At December 31, 2017, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2017. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2017, we had $213.8 million outstanding under our line of credit and $35.8 million outstanding under our notes payable with variable interest rates. As of December 31, 2017, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $2.5 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of December 31, 2017, we did not have material foreign currency or overall currency exposure.

***

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PCM, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PCM, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP
Los Angeles, California
March 15, 2018

We have served as the Company’s auditor since 2013.

PCM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,113	$7,172
Accounts receivable, net of allowances of $2,181 and $832	439,658	358,949
Inventories	103,471	80,872
Prepaid expenses and other current assets	9,333	16,250
Asset held for sale	—	5,812
Total current assets	561,575	469,055
Property and equipment, net	71,551	56,352
Goodwill	87,768	83,388
Intangible assets, net	11,090	15,074
Deferred income taxes	1,759	947
Investment and other assets	6,509	4,994
Total assets	$740,252	$629,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,201	$276,524
Accrued expenses and other current liabilities	55,040	63,403
Deferred revenue	7,913	10,960
Line of credit	213,778	107,396
Notes payable — current	3,362	11,168
Note payable related to asset held for sale	—	4,601
Total current liabilities	569,294	474,052
Notes payable	32,892	18,750
Other long-term liabilities	7,338	7,039
Deferred income taxes	3,102	1,498
Total liabilities	612,626	501,339
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,170,273 and 16,465,567 shares issued; 11,779,621 and 11,967,202 shares outstanding	17	16
Additional paid-in capital	134,646	127,777
Treasury stock, at cost: 5,390,652 and 4,498,365 shares	(38,536)	(26,934)
Accumulated other comprehensive income (loss)	251	(639)
Retained earnings	31,248	28,251
Total stockholders’ equity	127,626	128,471
Total liabilities and stockholders’ equity	$740,252	$629,810

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Net sales	$2,193,436	$2,250,587	$1,661,948
Cost of goods sold	1,867,714	1,931,786	1,437,621
Gross profit	325,722	318,801	224,327
Selling, general and administrative expenses	314,281	284,010	249,809
Operating profit (loss)	11,441	34,791	(25,482)
Interest expense, net	7,894	6,083	3,860
Equity income from unconsolidated affiliate	528	—	—
Income (loss) from continuing operations before income taxes	4,075	28,708	(29,342)
Income tax expense (benefit)	984	11,115	(11,394)
Income (loss) from continuing operations	3,091	17,593	(17,948)
Loss from discontinued operations, net of taxes	—	—	(310)
Net income (loss)	$3,091	$17,593	$(18,258)

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS:
Income (loss) from continuing operations	$0.25	$1.49	$(1.49)
Loss from discontinued operations, net of taxes	—	—	(0.03)
Net income (loss)	$0.25	$1.49	$(1.52)

Diluted EPS:
Income (loss) from continuing operations	$0.24	$1.40	$(1.49)
Loss from discontinued operations, net of taxes	—	—	(0.03)
Net income (loss)	$0.24	$1.40	$(1.52)

Weighted average number of common shares outstanding:
Basic	12,269	11,847	12,049
Diluted	13,094	12,528	12,049

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$3,091	$17,593	$(18,258)
Other comprehensive income (loss):
Foreign currency translation adjustments	890	126	(1,706)
Total other comprehensive income (loss)	890	126	(1,706)
Comprehensive income (loss)	$3,981	$17,719	$(19,964)

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Retained
	Common Stock		Paid-in	Treasury	Comprehensive	Earnings
	Outstanding	Amount	Capital	Stock	Income (loss)	(Loss)	Total
Balance at December 31, 2014	12,268	$16	$120,915	$(17,472)	$941	$28,916	$133,316
Stock option exercises, RSUs vested and related income tax benefit	249	—	428		—	—	428
Stock-based compensation expense	—	—	1,589	—	—	—	1,589
Purchases of common stock under a stock repurchase program	(602)	—	—	(5,854)	—	—	(5,854)
Net income	—	—	—	—	—	(18,258)	(18,258)
Other comprehensive loss	—	—	—	—	(1,706)	—	(1,706)
Balance at December 31, 2015	11,915	16	122,932	(23,326)	(765)	10,658	109,515
Stock option exercises, RSUs vested and related income tax benefit	458	—	2,884		—	—	2,884
Stock-based compensation expense	—	—	1,961	—	—	—	1,961
Purchases of common stock under a stock repurchase program	(406)	—	—	(3,608)	—	—	(3,608)
Net loss	—	—	—	—	—	17,593	17,593
Other comprehensive loss	—	—	—	—	126	—	126
Balance at December 31, 2016	11,967	16	127,777	(26,934)	(639)	28,251	128,471
Stock option exercises, RSUs vested and related income tax benefit	705	1	4,170		—	—	4,171
Stock-based compensation expense	—	—	2,605	—	—	—	2,605
Purchases of common stock under a stock repurchase program	(892)	—	—	(11,602)	—	—	(11,602)
Forfeiture rate election related to stock-based compensation	—	—	94	—	—	(94)	—
Net income	—	—	—	—	—	3,091	3,091
Other comprehensive income	—	—	—	—	890	—	890
Balance at December 31, 2017	11,780	$17	$134,646	$(38,536)	$251	$31,248	$127,626

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$3,091	$17,593	$(18,258)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,181	15,784	12,217
Equity income from unconsolidated affiliate	(528)	—	—
Distribution from equity method investee	237	—	—
Write-off of software work in process	—	37	25,427
Provision for deferred income taxes	600	1,248	(9,775)
Non-cash stock-based compensation	2,605	1,961	1,589
Change in operating assets and liabilities:
Accounts receivable	(77,644)	(17,421)	(126,981)
Inventories	(22,599)	(25,557)	1,663
Prepaid expenses and other current assets	7,061	1,770	(629)
Other assets	(333)	1,020	837
Accounts payable	8,535	87,702	54,314
Accrued expenses and other current liabilities	3,869	12,948	6,317
Deferred revenue	(3,853)	(572)	1,074
Total adjustments	(67,896)	78,920	(33,947)
Net cash provided by (used in) operating activities	(64,778)	96,513	(52,205)
Cash Flows From Investing Activities
Acquisitions, net of cash acquired	(4,806)	(2,077)	(44,861)
Purchases of property and equipment	(17,325)	(8,705)	(21,380)
Net cash used in investing activities	(22,131)	(10,782)	(66,241)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	106,382	(55,043)	109,644
Borrowings under notes payable	5,216	526	17,695
Payments under notes payable	(3,771)	(5,173)	(4,686)
Change in book overdraft	3,195	(13,131)	16,387
Payments of earn-out liability	(13,427)	(13,058)	(8,938)
Payments of obligations under capital leases	(1,311)	(2,425)	(2,394)
Proceeds from stock issued under stock option plans	5,080	2,541	907
Capital lease proceeds	587	—	—
Payments for deferred financing costs	(1,009)	(653)	(760)
Common shares repurchased and held in treasury	(11,602)	(3,608)	(5,854)
Payment of taxes related to net-settled stock awards	(894)	—	—
Net cash provided by (used in) financing activities	88,446	(90,024)	122,001
Effect of foreign currency on cash flow	404	289	(1,271)
Net change in cash and cash equivalents	1,941	(4,004)	2,284
Cash and cash equivalents at beginning of the period	7,172	11,176	8,892
Cash and cash equivalents at end of the period	$9,113	$7,172	$11,176
Supplemental Cash Flow Information
Interest paid	$7,071	$5,373	$3,619
Income taxes paid (refund), net	4,340	7,332	(4,960)
Supplemental Non-Cash Investing and Financing Activities
Accrued earn-out liability related to acquisitions	$707	$326	$38,625
Financed purchases of property and equipment	900	777	895

See Notes to the Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

PCM, Inc. is a leading multi-vendor provider of technology solutions, including hardware products, software and services, offered through our dedicated sales force, ecommerce channels and technology services teams. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Symantec and VMware. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cloud, security, data center, networking, collaboration and mobility. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

In connection with our entrance into the UK market in the first quarter of 2017 with the formation of PCM Technology Solutions UK, Ltd (“PCM UK”), we formed a new operating segment called United Kingdom. In February 2016, we transitioned out nearly the entire management overhead of our MacMall business, thinned out its cost structure and brought it under the management and supervision of our Commercial segment. Also, in connection with our acquisitions of Acrodex and certain assets of Systemax’s North American Technology Group in the fourth quarter of 2015, which are both described more fully below in Note 3, and our resulting entrance into selling technology solutions in the Canadian market, we formed a new operating segment called Canada, which includes our operations related to these Canadian market activities. As a result, we operate in four reportable segments: Commercial, Public Sector, Canada and United Kingdom. Our reportable operating segments are primarily aligned based upon our reporting of results as used by our chief operating decision maker in evaluating the operating results and performance of our company. We include corporate related expenses such as legal, accounting, information technology, product management and other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other. All historical segment financial information provided herein has been revised to reflect our revised reportable operating segments.

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. In 2017, we generated approximately 79% of our revenue in our Commercial segment, 13% of our revenue in our Public Sector segment and 8% of our revenue in our Canada segment. PCM UK commenced its sales operations in May 2017 and our United Kingdom segment net sales were $12.2 million in the year ended December 31, 2017.

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

Our United Kingdom segment consists of results of our UK subsidiary, PCM UK, and its wholly-owned subsidiaries, which serve as our hub for the UK and the rest of Europe.

2. Basis of Presentation and Summary of Significant Accounting Policies

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

We also sell certain products for which we act as an agent in accordance with ASC 605-45. Products in this category include the sale of third-party services, warranties, software assurance (“SA”) and subscriptions. SA is an “insurance” or “maintenance” product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

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

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less and credit card receivables with settlement terms less than 5 days are considered cash equivalents. Amounts due from credit card processors classified as cash totaled $4.0 million and $4.6 million at December 31, 2017 and 2016. Checks issued but not presented for payment to the bank, net of available cash subject to a right of offset, totaling $8.6 million and $5.4 million as of December 31, 2017 and 2016 were included in “Accounts payable” in our Consolidated Balance Sheets. Our cash management programs result in utilizing available cash to pay down our line of credit.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of our accounts receivable (in thousands):

	At December 31,
	2017	2016
Trade receivables	$380,990	$320,321
Vendor receivables	41,185	35,482
Other receivables	19,664	3,978
Total gross accounts receivable	441,839	359,781
Less: Allowance for doubtful accounts receivable	(2,181)	(832)
Accounts receivable, net	$439,658	$358,949

As of December 31, 2017 and 2016, “Vendor receivables” presented above included $23.6 million and $22.6 million, respectively, of unbilled receivables relating to vendor consideration, which is described above under “Cost of Goods Sold.”

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. No customer accounted for more than 10% of trade accounts receivable at December 31, 2017 and 2016. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We have historically incurred credit losses within management’s expectations. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. As discussed under “Revenue Recognition” above, we do not record revenue and related cost of goods sold until there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. As such, inventories include goods-in-transit to customers at December 31, 2017 and 2016.

A substantial portion of our business is dependent on sales of Cisco, HP Inc. and Microsoft products as well as products purchased from other vendors including Apple, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, Synnex and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Years Ended December 31,
	2017	2016	2015
Microsoft	15%	15%	14%
HP Inc.	10	10	11

Advertising Costs

Our advertising expenditures are expensed in the period incurred. Total net advertising expenses, which were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $5.3 million, $4.2 million and $4.4 million in the years ended December 31, 2017, 2016 and 2015, respectively.

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

We had $4.5 million and $4.2 million of remaining unamortized internally developed software at December 31, 2017 and 2016, respectively.

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. At October 1, 2017, our goodwill resided in our Abreon, Commercial Technology, Public Sector and Canada reporting units.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2017. Our annual impairment analysis excluded goodwill associated with acquisitions made during the third and fourth quarter of 2017, as their purchase price allocations were completed subsequent to the analysis date, and their operations have not had sufficient operating time to suggest any triggering event would have occurred. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2017, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2017. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon, Commercial Technology, Public Sector and Canada reporting units exceeding their respective carrying values by 56%, 46%, 63% and 103% and, accordingly, we were not required to perform the second step of the goodwill evaluation. We had $7.2 million, $62.5 million, $8.3 million and $6.5 million of goodwill as of October 1, 2017 residing in our Abreon, Commercial Technology, Public Sector and Canada reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2017, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 34% as of October 1, 2017. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2017 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2018 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Debt Issuance Costs

We defer costs incurred to obtain our credit facility as an asset and amortize these deferred costs to interest expense using the straight-line method over the term of the respective obligation.

Income Taxes

We account for income taxes under the assets and liability method as prescribed in accordance with ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax basis and financial reporting amounts of existing assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We make certain estimates and judgments in determining income tax provisions and benefits, in assessing the likelihood of recovering our deferred tax assets and in evaluating our tax positions. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 - Compensation - Stock Compensation. ASC 718 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. We record compensation expense related to stock-based compensation over the award’s requisite service period on a straight-line basis.

We estimate the grant date fair value of each stock option grant awarded using the Black-Scholes option pricing model and management assumptions made regarding various factors, including expected volatility of our common stock, expected life of options granted and estimated forfeiture rates, which require use of accounting judgment and financial estimates. We compute the expected term based upon an analysis of historical exercises of stock options by our employees. We compute our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk-free interest rate is determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. We account for forfeitures as they occur. Any material change in the estimates used in calculating the stock-based compensation expense could result in a material impact on our results of operations.

Foreign Currency Translation

The local currency of our foreign operations is their functional currency. The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with ASC 830-30. Accordingly, the assets and liabilities of our Canadian and Philippine subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. All transaction gains or losses are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations, and we recorded gains of $25,000, $0.2 million and a loss of $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Accounting,” which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, the calculation of diluted earnings per share, forfeitures, and statutory state tax withholding requirements, as wells as classification in statement of cash flows. We adopted ASU 2016-09 effective January 1, 2017 using the prospective method to recognize excess tax benefits and deficits in our consolidated statements of operations, and using the retrospective method relating to classification of excess tax benefits on our consolidated statements of cash flows. Also, we made an accounting policy election, on a modified prospective basis, to recognize forfeitures as they occur and cease estimating expected forfeitures. As a result of adopting ASU 2016-09, in 2017 we recorded a credit to income tax expense of approximately $2.7 million related to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock units on our consolidated statement of operations, and we reclassified $0.9 million and $0.2 million from cash flows from financing activities to cash flows from operating activities for 2016 and 2015, respectively, to conform to our current period presentation. Also, we recorded a $94,000 cumulative effect adjustment to retained earnings as of January 1, 2017 as a result of our accounting policy election relating to forfeitures. We anticipate ongoing income tax expense volatility as a result of the adoption of this standard.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under GAAP and eliminate industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively by recognizing the cumulative effect of initially applying the guidance to all contracts existing at the date of initial application (the modified retrospective method). The ASU, as amended, was effective beginning in the first quarter of 2018. We have engaged resources and created a cross-functional implementation team to analyze the effect of the new guidance and communicate its findings and progress to management and the audit committee. We have assessed all potential impacts of the standard on our contract portfolio by reviewing the current accounting policies and practices utilized to identify potential differences that would result from applying the requirements of the new standard to our various contracts. We adopted the guidance on January 1, 2018 using the full retrospective method. We have finalized the accounting policies under the new guidance and determined it to impact two revenue streams as follows:

●

the timing of revenue recognition of product in transit to customers - different businesses within PCM have had varying terms of sale related to when title and risk of loss transfer to the customer, either upon shipment or delivery. Historically, regardless of the terms of sale, we have recorded revenue upon delivery to the customer. The adoption of ASU 2014-09 changes the way we would recognize revenue for sales with terms where title and risk of loss transfer at shipping point, such that they are now to be recorded at shipment, which is when we transfer control, rather than upon delivery, to our customers. Given that we are migrating to a common ERP, and to ensure consistent application of the new revenue standard across all of our businesses as we adopt and implement ASU 2014-09, we changed the terms of sale in the fourth quarter of 2017 such that all of our businesses have terms where title and risk of loss transfer upon delivery to the customer. As a result, we will continue to record all sales in 2018 and beyond similar to how we have historically recorded them in 2017 and prior by recording them upon delivery to our customers. Since we have elected the retrospective method of adoption, the 2016 and 2017 results will reflect the impact of recording revenue at its historical stated terms and conditions.

●

the gross vs. net treatment of certain security software revenues – in certain security software transactions when accompanying third-party delivered software assurance is deemed to be critical or essential to the core functionality of the software license, we have determined that the software license and the accompanying third-party delivered software assurance are a single performance obligation. The value of the product is primarily the accompanying support delivered by a third-party and therefore we act as an agent in these transactions and will recognize them on a net basis. We currently recognize revenue from the software license on a gross basis (i.e., acting as a principal) and accompanying third-party delivered software assurance on a net basis. This change will reduce both net sales and cost of sales with no impact on reported gross profit.

●	The accounting for revenue related to hardware, software (excluding the above) and services will remain unchanged.

We expect the adoption of ASU 2014-09 will impact our financial results as follows (in millions, except per share amounts):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted
Net sales	$2,193,436	$(26,549)	$2,166,887	$2,250,587	$(11,030)	$2,239,557
Gross profit	325,722	(994)	324,728	318,801	126	318,927
Gross profit margin	14.85%	14bps	14.99%	14.17%	8bps	14.24%

Operating profit	$11,441	$(813)	$10,628	$34,791	$110	$34,901
Income tax expense	984	(317)	667	11,115	43	11,158
Net income	3,091	(496)	2,595	17,593	67	17,660

Earnings per common share:
Basic	$0.25	$(0.04)	$0.21	$1.49	$0.01	$1.49	(1)
Diluted	0.24	(0.04)	0.20	1.40	0.01	1.41

(1) Amount does not foot across due to rounding.

	At December 31, 2016
	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted
Accounts receivable, net	$358,949	$9,647	$368,596
Inventories	80,872	(8,653)	72,219
Total current assets	469,055	994	470,049
Total assets	629,810	994	630,804

Accounts payable	276,524	180	276,704
Total current liabilities	474,052	180	474,232
Deferred income tax liabilities	1,498	317	1,815
Total liabilities	501,339	498	501,837
Retained earnings	28,251	496	28,747
Total stockholders’ equity	128,471	496	128,967
Total liabilities and stockholders’ equity	629,810	994	630,804

The adoption of ASU 2014-09 did not impact our consolidated balance sheet as of December 31, 2017 and cash flow provided by operating activities for the years ended December 31, 2017 and 2016.

3. Acquisitions

Provista Technology

On December 22, 2017, PCM UK, our UK based subsidiary, completed the acquisition of Provista Technology for an initial purchase price of £3.4 million, net of cash acquired and including £1.1 million of accrued earn-out liability (or $4.5 million, net of cash acquired and including $1.4 million of accrued earn-out liability). Provista Technology has expertise across a range of technologies and manufacturers including Cisco, Avaya, Cisco Meraki, Huawei, Checkpoint, and other leading vendors, with offerings encompassing all aspects of Cloud Networking, Cloud Video, Hyperconvergence, Security, Collaboration, Secure Wireless and IP LAN, WAN & Data Center Networks. We believe this acquisition will further enhance PCM UK’s expertise and vendor accreditations in the United Kingdom as a Cisco Gold Partner, allowing PCM UK and its subsidiaries to offer further consultancy, integration and supply of services and solutions across the UK marketplace while replicating many existing offerings from our North American organization. As part of the Provista acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2018, 2019 and 2020 (each year the “measurement period”), and payable 90 days in arrears following each measurement period. As of December 31, 2017, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out periods to be approximately $1.4 million, of which we have included $0.5 million in “Accrued expenses and other current liabilities” and $0.9 million in “Other long-term liabilities” on our Consolidated Balance Sheet as of December 31, 2017. The accounting for the acquisition of Provista Technology is currently preliminary and we continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction.

Stack Technology

On September 22, 2017, PCM UK completed the acquisition of Stack Technology for an initial purchase price of £1.2 million, net of cash acquired (or $1.7 million, net of cash acquired). Stack Technology, headquartered in Liverpool, United Kingdom, specializes in the selection, implementation and management of leading IT solutions, with offerings encompassing all aspects of cloud-based solutions, security, virtualization, data services, unified communications, and infrastructure. We agreed to pay certain contingent consideration as part of our acquisition of Stack Technology. However, we do not believe any earn-out consideration will be earned by the seller pursuant to the terms of the acquisition agreement. As such, as of December 31, 2017, we have no accrued earn-out liability related to the Stack Technology acquisition. The accounting for the acquisition of Stack Technology is currently preliminary and we continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction.

Stratiform

On December 29, 2016, we completed the acquisition of Stratiform, Inc. for C$2.1 million in cash (or $1.6 million). Stratiform is an industry-leading provider of cloud IT solutions that include consulting, professional and managed services to clients across Canada. As part of the Stratiform acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2017, 2018 and 2019 (each year the “measurement period”), and payable 90 days in arrears following each measurement period. As of December 31, 2016, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out periods to be approximately $0.7 million, of which we have included $0.3 million in each of “Accrued expenses and other current liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheet as of December 31, 2016. In conjunction with the finalization of our earn-out valuation, we recorded a $0.7 million reduction to accrued earn out liability and goodwill on our consolidated balance sheet as of December 31, 2017.

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
(4)	This goodwill acquired as part of the Systemax acquisition is recorded as part of our Canada segment, and it is not deductible for tax purposes

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

We have finalized the fair value determination and purchase price allocation for the Acrodex acquisition as of September 30, 2016, and there has been no other change to the preliminary accounting for the Acrodex acquisition and the related purchase price allocation. Based on the final purchase price allocation, we recorded the following estimated fair values of the certain assets acquired and liabilities assumed at the date of the Acrodex acquisition (in thousands):

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

Following the completion of the Acrodex acquisition on October 26, 2015, the results of our Acrodex operations, which generated $16.7 million of net sales and $0.6 million of operating profit since the date of acquisition, have been included in the results of our Canada operating segment for the year ended December 31, 2015.

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is the largest acquisition by PCM to date based on revenues, and is expected to significantly enhance PCM’s relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. As of December 31, 2017, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out period ending March 31, 2018 to be approximately $38.6 million, representing no change from December 31, 2015. During 2017, 2016 and 2015, we made $13.4 million, $13.1 million and $8.9 million, respectively, of earn-out payments to the sellers of En Pointe. The fair value of this contingent consideration is determined and accrued based on a probability weighted average of possible outcomes that would occur should certain financial metrics be reached. Because there is no market data available to use in valuing the contingent consideration, the Company developed its own assumptions related to the future financial performance of the businesses to determine the fair value of this liability. As such, the valuation of the contingent consideration is determined using Level 3 inputs. The payments made to date have been reasonably consistent with the historical fair value analysis and thus have not resulted in a change to the estimated liability as of December 31, 2017.

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

As of December 31, 2017, we had $3.2 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” on our Consolidated Balance Sheet. As of December 31, 2016, we had $13.3 million and $3.4 million of accrued earn-out liability included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Consolidated Balance Sheets. We recorded approximately $1.8 million and $2.3 million of amortization expense during the years ended December 31, 2017 and 2016, respectively, related to the $8.4 million of intangible assets acquired in the En Pointe transaction.

The following table sets forth our results of operations on a pro forma basis as though the En Pointe acquisition had been completed as of the beginning of the periods presented (in thousands, except per share amounts):

2015
Net sales	$1,779,975
Operating loss	(24,531)
Loss from continuing operations	(17,415)
Net loss	(17,725)
Basic and Diluted Loss Per Common Share
Basic	$(1.47)
Diluted	(1.47)
Weighted average number of common shares outstanding:
Basic	12,049
Diluted	12,049

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

At December 31, 2017, a total of 936,754 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2017 have been Nonstatutory Stock Options. We satisfy stock option exercises and vesting of RSUs with newly issued shares.

Stock-Based Compensation

For the years ended December 31, 2017, 2016 and 2015, we recognized stock-based compensation expense of $2.6 million, $2.0 million and $1.6 million, respectively, in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, and related deferred income tax benefits of $0.7 million, $0.8 million and $0.6 million, respectively.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2017, 2016 and 2015 using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. We compute the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2017	2016	2015
Risk free interest rate	1.99%	1.45%	1.67%
Expected volatility	47%	44%	46%
Expected term (in years)	6	6	5
Expected dividend yield	None	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2017 and stock options outstanding and exercisable at December 31, 2017 for the above plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Number	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2016	1,799,925	$8.41
Granted	252,331	19.22
Exercised	(664,817)	8.01
Forfeited	(85,807)	15.53
Expired/cancelled	(3,700)	10.97
Outstanding at December 31, 2017	1,297,932	10.24	4.06	$1,861
Exercisable at December 31, 2017	763,884	7.92	3.04	1,829

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 29, 2017, which was $9.90.

	Years Ended December 31,
	2017	2016	2015
Weighted average grant-date fair value of options granted during the period	$8.94	$4.74	$4.20
Total intrinsic value of options exercised during the period (in thousands)	9,763	3,391	1,526
Total fair value of shares vested during the period (in thousands)	990	767	898

As of December 31, 2017, there was $2.9 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize these costs over a weighted average period of 3.6 years.

Restricted Stock Units

We estimate the fair value of RSU awards based on the closing stock price of our common shares on the date of grant. The following table summarizes our RSU activity during the year ended December 31, 2017 issued under the above plans:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	379,600	$9.56
Granted	194,400	18.97
Vested and distributed	(112,400)	9.45
Forfeited	(16,600)	9.26
Expired	–	–
Non-vested at December 31, 2017	445,000	13.71

The weighted average grant-date fair value of RSUs granted during the year ended December 31, 2016 and 2015 was $10.05 and $9.66, respectively.

As of December 31, 2017, there was $5.1 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 3.53 years.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2017	2016
Computers, software, machinery and equipment	$79,671	$71,769
Leasehold improvements	11,886	7,848
Furniture and fixtures	8,498	6,898
Building and improvements	28,272	23,786
Land	17,959	12,852
Software development and other equipment in progress	4,369	2,581
Subtotal	150,655	125,734
Less: Accumulated depreciation and amortization	(79,104)	(69,382)
Property and equipment, net	$71,551	$56,352

We capitalized interest costs of approximately $86,000 and $40,000 in 2017 and 2016, respectively, relating to internally developed software costs during development. Depreciation and amortization expense for property and equipment, including fixed assets under capital leases, for the years ended December 31, 2017, 2016 and 2015 totaled $10.1 million, $9.9 million and $10.9 million.

In January 2017, we completed the purchase of real property in Woodridge, Illinois for approximately $3.1 million in cash. The real property includes approximately 29,344 square feet of office space.

In September 2015, we listed our real property located in Irvine, California (the “Irvine Property”) for sale. Under a broker agreement, the Irvine Property is available for immediate sale in its present condition. We classified $5.8 million related to the Irvine Property, stated at lower of cost or fair value, as “Asset held for sale” and $4.6 million related to the mortgage on the Irvine Property as “Note payable related to asset held for sale” on our Consolidated Balance Sheet as of December 31, 2016. As of December 31, 2017, the Irvine Property, which continues to be available for sale, has been classified as part of “Property and equipment, net” and the related mortgage as part of “Notes payable-current” and “Notes payable” on our Consolidated Balance Sheet as it no longer meets the criteria for held for sale classification primarily due to passage of time.

Throughout 2017 and 2016, we entered into capital lease schedules with a bank totaling approximately $1.3 million and $0.8 million, respectively. The capital leases are primarily related to the buildout of the data center in Roswell, Georgia, the data center we constructed in New Albany, Ohio, and the addition of SAP software licenses. The capital lease schedules entered into in 2017 and 2016 have terms ranging from one to five years. See Note 10 below for information related to capital lease obligations. At December 31, 2017, we had a total of $1.9 million under our capital lease obligations, of which $0.6 million was included as part of “Accrued expenses and other current liabilities” and $1.3 million was included as part of “Other long-term liabilities” on our Consolidated Balance Sheets. At December 31, 2016, we had a total of $2.0 million under our capital lease obligations, of which $1.3 million was included as part of “Accrued expenses and other current liabilities” and $0.7 million was included as part of “Other long-term liabilities” on our Consolidated Balance Sheets.

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

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of goodwill was as follows by segment (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Total
Balance at December 31, 2016	$69,735	$8,322	$5,331	$—	$83,388
Adjustment related to acquisition of Stratiform	—	—	(696)	—	(696)
Acquisition of Stack Technology	—	—	—	803	803
Acquisition of Provista	—	—	—	3,865	3,865
Foreign currency translation	—	—	362	46	408
Balance at December 31, 2017	$69,735	$8,322	$4,997	$4,714	$87,768

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At December 31, 2017				At December 31, 2016
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	4	$7,739	(1)	$3,186	$4,553	$7,691	(1)	$1,901	$5,790
Customer relationships	15	13,533		7,799	5,734	13,369		5,480	7,889
Non-compete agreements	4	2,377		1,574	803	2,361		966	1,395
Total intangible assets		$23,649		$12,559	$11,090	$23,421		$8,347	$15,074

(1)	Included in the total amount for “Patent, trademarks & URLs” are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was $4.1 million, $5.8 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated amortization expense for intangible assets in each of the next five years and thereafter, as applicable, as of December 31, 2017 was as follows: $3.0 million in 2018, $1.9 million in 2019, $1.3 million in 2020, $0.5 million in 2021, $0.4 million in 2022 and $1.1 million thereafter.

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

The operating results of our discontinued operations reported in “Loss from discontinued operations, net of taxes” in our Consolidated Statements of Operations were as follows (in thousands):

Year Ended December 31,
2015
Net sales	$(4)

Loss before income taxes	$(507)
Income tax benefit	(197)
Loss from discontinued operations, net of taxes	$(310)

8. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	At December 31,
	2017	2016
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$213,778	$107,396
Note payable, LIBOR plus 1.50%, maturing in March 2021	—	8,293
Note payable, LIBOR plus 1.50%, maturing in March 2021	11,032	1,392
Note payable, LIBOR plus 1.50%, maturing in March 2021	1,943	—
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,404	4,601	(1)
Note payable, LIBOR plus 2.25%, maturing in January 2022	3,908	4,137
Notes payable, 4.12%, 4.33% and 4.60%, matured in March 2017	—	525
Note payable, LIBOR plus 2.25%, maturing in January 2020	6,798	7,107
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in January 2020	7,710	8,113
Note payable, LIBOR plus 3.2%, maturing in May 2025	284	—
Other notes payable, maturing in August and September 2018	175	351
Total	250,032	141,915
Less: Total current debt	217,140	123,165
Total non-current debt	$32,892	$18,750

(1)	This note payable, related to the Irvine Property, has been presented on our Consolidated Balance Sheet at December 31, 2016 as “Note payable related to asset held for sale” and was included as current debt. See Note 5 above for more information regarding the Irvine Property.

The following table sets forth the maturities of our outstanding debt balance as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Total long-term debt obligations	$3,362	$3,277	$15,653	$7,127	$6,747	$88	$36,254
Revolving credit facility	213,778	—	—	—	—	—	213,778
Total	$217,140	$3,277	$15,653	$7,127	$6,747	$88	$250,032

Line of Credit and Related Notes

We maintain a credit facility, which functions as a working capital line of credit with a borrowing base of inventory and accounts receivable, including certain credit card receivables, and a portion of the value of certain real estate. On January 19, 2016, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amended Loan Agreement”) with certain lenders and Wells Fargo Capital Finance, LLC as administrative and collateral agent (the “Lenders”). On July 7, 2016, we entered into a First Amendment to the Fourth Amended Loan Agreement with the Lenders and on February 24, 2017, we entered into a Second Amendment to the Fourth Amended Loan Agreement with the Lenders. On October 24, 2017, PCM, all of its wholly-owned domestic subsidiaries (collectively with PCM, the “US Borrowers”), all of its Canadian subsidiaries (collectively, the “Canadian Borrowers”) and its PCM UK subsidiary (together with the US Borrowers and the Canadian Borrowers, the “Borrowers”), entered into a Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended Loan Agreement”) with the Lenders. The Fifth Amended Loan Agreement amends and restates the Fourth Amended Loan Agreement.

As amended through December 31, 2017, the terms of our credit facility provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit and a sub-line of up to £25,000,000 as the UK Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fifth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (vi) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%; and (vii) a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month. The terms of our credit facility are more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2017, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2017, we had $99.7 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

Also on July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of December 31, 2107, we had no outstanding balance under the Channel Finance Facility.

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

At December 31, 2017, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 3.12%.

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

9. Income Taxes

“Income (loss) from continuing operations before income taxes” in the Consolidated Statements of Operations included the following components for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
U.S.	$7,928	$23,818	$(30,402)
Foreign	(3,853)	4,890	1,060
Income (loss) from continuing operations before income taxes	$4,075	$28,708	$(29,342)

“Income tax expense (benefit)” in the Consolidated Statements of Operations consisted of the following for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current
Federal	$(1,941)	$7,008	$(2,616)
State	323	949	81
Foreign	2,002	1,910	719
Total — Current	384	9,867	(1,816)
Deferred
Federal	1,745	1,346	(8,303)
State	339	269	(1,155)
Foreign	(1,484)	(367)	(120)
Total — Deferred	600	1,248	(9,578)
Income tax expense (benefit)	$984	$11,115	$(11,394)

We recorded an income tax benefit of $0.2 million during the year ended December 31, 2015 related to our discontinued operations.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to “Income (loss) from continuing operations before income taxes” due to the effects of the following (dollars in thousands):

	Years Ended December 31,
	2017		2016		2015
Expected taxes at federal statutory tax rate	$1,426	35.0%	$10,048	35.0%	$(10,270)	35.0%
State income taxes, net of federal income tax benefit	198	4.9	1,086	3.8	(939)	3.2
Stock-based compensation	(2,476)	(60.7)	—	—	—	—
Remeasurement of deferred taxes	(1,870)	(45.9)	—	—	—	—
Deemed repatriation of foreign earnings, net of credits	669	16.4	—	—	—	—
Change in valuation allowance	1,049	25.7	(201)	(0.7)	117	(0.4)
Non-deductible business expenses	1,162	28.5	440	1.5	352	(1.2)
Foreign rate differential	725	17.8	(392)	(1.4)	(88)	0.3
Research tax credits	—	—	(57)	(0.2)	(822)	2.8
Other	101	2.5	191	0.7	255	(0.9)
Total	$984	24.2%	$11,115	38.7%	$(11,394)	38.8%

The significant components of deferred tax assets and liabilities were as follows (in thousands):

	At December 31,
	2017	2016
Deferred tax assets :
Accounts receivable	$535	$287
Inventories	194	567
Deferred revenue	279	341
Accrued expenses and reserves	2,642	4,064
Stock-based compensation	1,034	2,277
Tax credits and loss carryforwards	4,053	1,610
Other	6	9
Total gross deferred tax assets	8,743	9,155
Less: Valuation allowance	(2,274)	(711)
Total deferred tax assets	6,469	8,444

Deferred tax liabilities:
Property and equipment	(4,154)	(4,638)
Intangibles	(1,659)	(2,196)
Foreign employment tax subsidy	(517)	(1,083)
Prepaid expenses	(944)	(881)
Other	(538)	(198)
Total deferred tax liabilities	(7,812)	(8,996)
Net deferred tax liabilities	$(1,343)	$(552)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowance relates to certain foreign and state net operating loss carryforwards and other foreign and state deferred tax assets generated by subsidiaries in a cumulative loss position. The valuation allowance increased by $1.6 million during the year ended December 31, 2017 primarily due to foreign and state net operating losses and revaluing of state deferred tax assets.

At December 31, 2017, we had state net operating loss carryforwards of $29.4 million, of which $0.4 million expire between 2018 and 2020, and the remainder expire between 2021 and 2038. Included in these amounts are $0.5 million of state net operating loss carryforwards which relate to an acquired subsidiary and are subject to annual limitations as to their use under IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited. At December 31, 2017, we also had foreign net operating loss carryforwards of $7.2 million, the majority of which have no expiration date.

At December 31, 2017, we had state research tax credits of $0.7 million, which have no expiration date.

On December 22, 2017, U.S. tax legislation was enacted containing a broad range of tax reform provisions, including a corporate tax rate reduction from 35% to 21% and changes in the U.S. taxation of non-U.S. earnings. The provisions included a one-time transition tax, payable over eight years, resulting from the mandatory deemed repatriation of previously-untaxed foreign earnings. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides additional guidance on how to account for the financial statement effects of U.S. tax reform and establishes a measurement period for recording such effects. We have not completed our accounting for the income tax effects of U.S. tax reform; however, we have made a reasonable estimate of the impact on our deferred tax balances and the additional tax resulting from the mandatory deemed repatriation of foreign earnings. Accordingly, we have recognized a provisional net tax benefit of $1.2 million related to these items. We expect to finalize provisional estimates before the end of 2018 as additional data is prepared and analyzed, interpretations and assumptions are refined, and any additional guidance is issued.

U.S. tax reform introduced a provision, effective for years beginning on or after January 1, 2018, which taxes global intangible low-taxed income (GILTI) in excess of a deemed return on the tangible assets of foreign corporations. We are continuing to evaluate the GILTI provisions and have not yet made a policy election to account for GILTI as a period expense if or when incurred, or to recognize the impact of GILTI in our deferred taxes.

At December 31, 2017, estimated foreign earnings of $9.7 million were taxed at a reduced rate due to the deemed repatriation of previously-untaxed foreign earnings required by U.S. tax reform. We continue to assert indefinite reinvestment of past and future foreign earnings, and accordingly have not accrued any additional withholding taxes on the potential repatriation of these earnings. At the present time, given the various complexities involved in repatriating earnings, it is not practicable to estimate the amount of tax that may be payable if these earnings were not reinvested indefinitely.

Unrecognized Tax Benefits

ASC 740 clarifies the accounting for uncertainty in tax positions by subscribing the recognition threshold a tax position is required to meet before being measured and then recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We elected to classify interest and penalties related to income tax liabilities, when applicable, as part of our “Interest expense, net” rather than as a component of income tax expense in our Consolidated Statements of Operations.

Activity relating to our unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$474	$420	$—
Additions to tax positions	—	54	420
Ending balance	$474	$474	$420

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2017 and 2016, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2013, and state income tax examinations for years following 2012. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

As of December 31, 2017, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Operating lease obligations	$6,726	$5,739	$4,933	$4,244	$2,821	$4,491	$28,954
Capital lease obligations	641	605	374	323	—	—	1,943
Other commitments (1)(2)	13,178	1,805	219	—	—	—	15,202
Total minimum payments	$20,545	$8,149	$5,526	$4,567	$2,821	$4,491	$46,099

(1)	Other commitments consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).
(2)	We had $13.1 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2017. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, total rent expense, net of sublease income, totaled $6.7 million, $5.8 million and $4.2 million, respectively. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

As described above in Note 3 above, we acquired certain assets of En Pointe Technologies in 2015. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand (“En Pointe”). We are currently involved in several disputes related to the En Pointe acquisition as described below. Any litigation, arbitration or other dispute resolution process could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. While we intend to pursue and/or defend these actions vigorously, we cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

Delaware Litigation with Collab9. On December 5, 2016, Collab9, Inc. (formerly, En Pointe Technologies Sales, Inc.) filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of Delaware in New Castle County, Delaware. The action arises out of a March 12, 2015 Asset Purchase Agreement (“APA”) pursuant to which the Company acquired assets of Collab9’s information technology solutions business. Collab9’s complaint alleged that the Company breached the APA by failing to pay Collab9 the full amount of the periodic “earn-out” payments to which Collab9 is entitled under the APA. The complaint also alleged that the Company breached an obligation to cooperate with Collab9’s evaluation of its claim for breach of the APA’s earn-out provisions. The complaint did not specify the amount of damages Collab9 is seeking, but asserted that the amount of underpayment is “millions of dollars.” On February 8, 2017, the Company filed an answer to Collab9’s complaint in which the Company denied that it breached the APA and asserted that there is no merit in Collab9’s claim. On March 5, 2018, Collab9 filed a motion for leave to amend its pleadings to add new allegations in support of its earn-out claim and to advance additional theories of recovery. Collab9 now alleges that the Company (i) failed to include in the earn-out payments a portion of internally delivered services revenue calculated across all consolidated Company businesses rather than the acquired En Pointe business; (ii) transferred accounts and sales persons away from the En Pointe business for the purpose of reducing the earn-out payment calculation; (iii) had an implied duty to maintain a separate financial accounting system for the purpose of tracking earn-out payment calculations; (iv) failed to provide Collab9 with a sublicense to certain SAP software acquired by the Company under the APA; (v) obtained and modified certain data that Collab9 delivered to the Company; and (vi) failed to cooperate with Collab9 to indemnify it in connection with the foregoing claims. Collab9 further asserts breaches of the APA and the implied covenant of good faith and fair dealing, and that the Company’s certification of earn-out payments other than in accordance with these new allegations was fraudulent. The Company believes the claims are speculative and wholly without merit, and intends to vigorously defend the claims. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

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

California Litigation with Collab9. On January 13, 2017, Collab9 filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of California for the County of Los Angeles. The complaint alleged that, in connection with the Company’s processing of transactions with certain customers whose contracts the Company purchased the rights to under the APA following the closing of the APA, the Company, without authorization, accessed and altered electronically stored data of which Collab9 claims to have retained ownership. It further alleged that, although Collab9 authorized the Company to access the data in question during a post-closing transition period, the Company continued to access and alter the data Collab9 claims to own after an alleged termination of such authorization, and, in so doing, violated California’s Computer Data Access and Fraud Act. On February 21, 2017, the Company moved to dismiss the case on the ground that the APA governs this dispute and contains a provision designating New Castle County, Delaware as the exclusive forum in which claims arising out of or relating to the APA may be brought. Following briefing and oral argument on July 12, 2017, the court granted the Company’s motion to dismiss. We do not know whether Collab9 will refile the claim asserted in this action in a Delaware court. The Company believes the claims are wholly without merit, and if pursued by Collab9 in Delaware, the Company intends to vigorously defend the claims.

California Litigation Against Yunus, Ovex, Din and Zones. On February 22, 2017, En Pointe filed an action against former employee Imran Yunus in California Superior Court alleging misappropriation of trade secrets, breach of contract, and other claims relating to Mr. Yunus’s departure from his employment at En Pointe to commence employment at a competitor. After discovering new facts about an alleged conspiracy to cause Ovex employees to resign and join a competitor, En Pointe amended the complaint on June 1, 2017 to add Zones, Inc., Ovex and Bob Din as defendants. In its complaint, En Pointe seeks damages against Zones, Yunus, and Din, and injunctive relief against all defendants. The core allegations relate to an alleged scheme orchestrated by defendant Din to conspire with Ovex management to cause Ovex employees to leave Ovex, taking En Pointe’s confidential information and trade secrets, and join competitor Zones. On June 6, 2017, a temporary restraining order was issued by the court in which defendants were ordered, among other things, to immediately provide En Pointe with access to information in their possession and to not use or disclose En Pointe’s trade secrets and confidential information. Ovex partially complied with the order. On July 13, 2017, the court denied En Pointe’s request for a preliminary injunction, without prejudice, and dissolved the temporary restraining order for periods after July 13, 2017 without relieving defendants of their obligations while the temporary restraining order was in effect. The court based its decision primarily upon its determination that, at this stage of the litigation, there lacked sufficient evidence at this time to support the continued need for injunctive relief. In November 2017, we voluntarily dismissed the action without prejudice in order to seek resolution of disputes regarding data ownership and use rights in the pending Delaware action with Collab9 described above. Depending on the outcome of the Delaware case, we may decide to reinstate this action in California.

Pakistan Litigation. On June 3, 2017, Ovex filed an action in Pakistan against En Pointe and PCM’s subsidiary in Pakistan claiming that En Pointe breached a contract pursuant to which Ovex provided En Pointe with back-office administrative support and customer service support. The complaint sought damages, declaratory relief that En Pointe’s termination of services contract should be suspended, and other injunctive relief. On the same date, the court in Pakistan issued a temporary order suspending the termination of the services contract pending a further hearing on the action and indicating that such order will not affect any other order or proceeding of any other competent judicial authority. En Pointe filed applications before the court in Pakistan seeking orders dismissing the injunction and staying the case filed by Ovex seeking damages. En Pointe’s applications were based on its assertion that any matters to be litigated arising out of or in connection with the services contract is subject to a binding and enforceable exclusive arbitration clause in the services contract. On October 10, 2017 the Civil court in Pakistan dismissed the case on grounds of the exclusive venue provision of the contract which requires the case to be litigated in arbitration in California. Ovex appealed the decision of the Civil Court to the High Court in Islamabad Pakistan. The High Court heard arguments by Ovex on the appeal in early November 2017. The case was temporarily adjourned by request to the High Court by Ovex with the consent of En Pointe and may be refixed for a future hearing on the appeal at the request of a party to the judge. The Company believes the claims by Ovex are speculative and wholly without merit, and intends to vigorously defend the claims on jurisdictional grounds. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

Ovex Arbitration. On June 6, 2017, En Pointe commenced arbitration against Ovex claiming damages arising from various claimed breaches by Ovex of the services contract between the parties. On July 7, 2017, an emergency arbitrator granted En Pointe some interim relief, including (i) a declaration that the arbitration clause in the services contract is valid and not waived, (ii) that any claim relating to termination of the services contract, or for beach of the contract, or for damages arising out of the services contract must be conducted within the arbitration, and (iii) that the services contract terminates no later than August 18, 2017. A permanent arbitrator for the action was appointed on August 3, 2017 and the arbitrator held an in-person, live, evidentiary hearing on November 28, 2017. On March 9, 2018, the arbitrator in the primary arbitration proceeding entered a partial final award in favor of En Pointe. In the award, the arbitrator found, among other things, that: (1) En Pointe had not breached the service contract and owes nothing to Ovex; (2) Ovex materially breached the service agreement and owes En Pointe $990,586 in actual damages plus attorneys’ fees in an amount to be determined later; and (3) the service agreement was properly terminated by En Pointe with no further obligations to En Pointe. Additional claims and damages against Ovex will be decided in a later phase of the arbitration.

Federal Anti-Suit Injunction Action. On June 12, 2017, En Pointe filed a petition in the U.S. District Court for the Central District of California to compel arbitration in California for claims relating to the services contract with Ovex and for an anti-suit injunction against Ovex. In this action, En Pointe sought an order directing that any claims for damages arising out of the services contract must occur in arbitration, and any attempt to pursue damages in a foreign jurisdiction will be blocked by an anti-suit injunction. On September 11, 2017 the U.S. District Court issued an order compelling arbitration in California and granting the anti-suit injunction as requested in En Pointe’s petition. Ovex has continued to litigate in Pakistan in violation of the U.S. District Court’s order.

Securities Class Action. On May 3, 2017, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Miller v. PCM Inc., Case No. 2:17-cv-03364-VAP-KS (C.D. Cal. filed May 3, 2017). In the original complaint in this action, plaintiff, purportedly on behalf of a putative class of purchasers of PCM securities from June 17, 2015 through May 2, 2017, alleged that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that the financial statements of En Pointe, a company PCM acquired in 2015, materially overstated the profitability of En Pointe’s business. On July 27, 2017, the court appointed three individuals as lead plaintiffs and approved their selection of lead plaintiffs’ counsel. On September 8, 2017, lead plaintiffs filed an amended complaint, purportedly on behalf of a putative class of purchasers of PCM securities from August 10, 2015 through May 2, 2017, reiterating the claims asserted against the defendants in the original complaint and alleging that defendants also failed to disclose purported harm caused to PCM’s business by the alleged breakdown of a contractual relationship between En Pointe/PCM and Ovex Technologies, Ltd. and failed to conduct proper impairment analyses of goodwill and intangible assets relating thereto. On October 6, 2017, defendants filed a motion to dismiss the amended complaint for failure to state a claim for relief pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, based upon lead plaintiffs’ failure to plead both loss causation and a strong inference of defendants’ scienter. On November 3, 2017, lead plaintiffs filed their opposition to defendants’ motion to dismiss. On January 3, 2018, the court issued an order granting defendants’ motion to dismiss the amended complaint without prejudice and ordered lead plaintiffs to file a second amended complaint by January 24, 2018. On January 24, 2018, by stipulation among the parties, lead plaintiffs agreed not to file a second amended complaint or appeal the court’s January 3, 2018 order (or any eventual judgment dismissing the action) and the parties agreed to bear their own costs and fees. As a result, on February 2, 2018, the court dismissed the action with prejudice and entered judgment for defendants. This lawsuit is now fully and finally concluded.

11. Stockholders’ Equity

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, again amended in April 2015 and increased to a total of $30 million, and again amended in August 2017 and increased to a total of $40 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted.

We repurchased 892,287 shares of our common stock under this program during the year ended December 31, 2017 for $11.6 million. From the inception of the program in October 2008 through December 31, 2017, we have repurchased an aggregate of 4,973,974 shares of our common stock for a total cost of $37.5 million. At December 31, 2017, we had $2.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

12. Earnings (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in periods where the effect would be antidilutive. Potential common shares of approximately 188,000 and 279,000 for the years ended December 31, 2017 and 2016 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive. For the year ended December 31, 2015, since we reported a loss from continuing operations, all potential shares totaling 553,000 were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the year ended December 31, 2015, had we reported income from continuing operations, approximately 466,000 common shares would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows for income from continuing operations (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Income (loss) from continuing operations	$3,091	$17,593	$(17,948)
Net income (loss)	3,091	17,593	(18,258)
Denominator:
Basic EPS - Weighted average number of common shares outstanding	12,269	11,847	12,049
Dilutive effect of stock awards	825	681	—
Diluted EPS - Weighted average number of common shares outstanding	13,094	12,528	12,049
Net earnings (loss) per share:
Income (loss) from continuing operations
Basic	$0.25	$1.49	$(1.49)
Diluted	0.24	1.40	(1.49)
Net income (loss)
Basic	$0.25	$1.49	$(1.52)
Diluted	0.24	1.40	(1.52)

13. Employee & Non-Employee Benefits

401(k) Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. We make 25% matching contributions for amounts that do not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a five-year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $876,000, $803,000 and $661,900 in 2017, 2016 and 2015, respectively.

Stock Options and Restricted Stock Units Issued to Non-Employees

On May 20, 2017, our Compensation Committee approved and granted, under our 2012 Plan, the award of 4,000 shares of restricted stock units to each of our three non-employee members of the board for a total award of 12,000 restricted stock units. The restricted stock units each vest annually in equal amounts over a two-year period from the dates of grant. On May 20, 2016, our Compensation Committee approved and granted, under our 2012 Plan, the award of options to purchase 12,750 shares of our common stock to each of our non-employee members of our board for a total of 38,250 shares. These options were issued at an exercise price of $10.05 with a seven-year term and vest quarterly in equal amounts over a two-year term. On May 20, 2015, our Compensation Committee approved and granted, under our 2012 Plan, the award of 6,000 shares of restricted stock units to each of our three non-employee members of the board for a total award of 18,000 restricted stock units. The restricted stock units each vest annually in equal amounts over a two-year period from the dates of grant. See Note 4 for more information on our accounting for stock-based compensation.

14. Segment Information

Our four reportable operating segments - Commercial, Public Sector, Canada and United Kingdom - are primarily aligned based upon our reporting of results as used by our chief operating decision maker in evaluating the operating results and performance of our company. We include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments in Corporate & Other. We allocate our resources to and evaluate the performance of our segments based on operating income. For more information on our reportable operating segments, see Note 1 above.

Summarized segment information for our continuing operations is as follows for the periods presented (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Year Ended December 31, 2017
Net sales	$1,732,439	$277,882	$171,335	$12,235	$(455)	$2,193,436
Gross profit	262,370	33,676	28,060	2,064	(448)	325,722
Depreciation and amortization expense(1)	5,683	829	1,090	48	6,531	14,181
Operating profit (loss)	76,097	8,885	423	(5,205)	(68,759)	11,441

Year Ended December 31, 2016
Net sales	$1,746,530	$353,497	$150,643	$—	$(83)	$2,250,587
Gross profit	259,102	35,946	23,838	—	(85)	318,801
Depreciation and amortization expense(1)	6,491	1,162	1,320	—	6,811	15,784
Operating profit (loss)	81,220	14,163	3,994	—	(64,586)	34,791

Year Ended December 31, 2015
Net sales	$1,365,384	$279,603	$16,987	$—	$(26)	$1,661,948
Gross profit	194,214	26,914	3,200	—	(1)	224,327
Depreciation and amortization expense(1)	3,472	326	67	—	8.352	12,217
Operating profit (loss)	58,479	10,020	591	—	(95,572)	(25,482)

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of December 31, 2017 and 2016, we had total consolidated assets of $740.3 million and $629.8 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S. and Canada and other foreign countries. During the year ended December 31, 2017, approximately 8% of our gross billed sales were made to customers outside of the continental U.S. During the year ended December 31, 2016, approximately 6% of our gross billed sales were made to customers outside of the continental U.S. During the year ended December 31, 2015, less than 1% of our gross billed sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our gross billed sales in each of the years ended December 31, 2017, 2016 and 2015.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2017	2016
U.S.	$66,736	$54,784
Canada	2,776	1,405
United Kingdom	1,716	—
Philippines	323	163
Property and equipment, net	$71,551	$56,352

15. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (in thousands, except per share data):

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$524,399	$560,110	$545,479	$563,448
Gross profit	78,205	85,371	81,294	80,852
Net income (loss)	4,027	2,500	(841)	(2,595)
Basic and diluted earnings (loss) per common share:
Basic	$0.33	$0.20	$(0.07)	$(0.22)
Diluted	0.30	0.19	(0.07)	(0.22)

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$498,029	$580,994	$584,937	$586,627
Gross profit	70,307	82,999	82,655	82,840
Net income	156	7,406	5,321	4,710
Basic and diluted earnings per common share:
Basic	$0.01	$0.63	$0.45	$0.40
Diluted	0.01	0.61	0.43	0.37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management believes that, as of December 31, 2017, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers as of March 12, 2018 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	51	Chairman and Chief Executive Officer
Robert J. Miley	47	President
Brandon H. LaVerne	46	Chief Financial Officer, Treasurer, Chief Accounting Officer and Assistant Secretary
Robert I. Newton	52	Executive Vice President, Chief Legal Officer and Secretary
Simon M. Abuyounes	64	Executive Vice President — IT and Operations

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

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors -Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Page Number
(1)	Financial Statements	See Part II, Item 8, beginning on page 54

(2)	Financial Statement Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2017, 2016 and 2015

PCM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2017	$832	$2,191		$(842	)(a)	$2,181
December 31, 2016	558	1,696		(1,422	)(a)	832
December 31, 2015	426	731		(599	)(a)	558

Valuation allowance for deferred tax assets for the years ended:
December 31, 2017	$711	$1,565	(b)	$(2	)(b)	$2,274
December 31, 2016	911	15	(b)	(215	)(b)	711
December 31, 2015	805	168	(b)	(62	)(b)	911

(a)	Relates primarily to accounts written-off.
(b)	Relates primarily to changes in valuation allowances applied to various state net operating loss carryforwards.

(3) Exhibits. The following exhibits are filed with this Report or incorporated by reference:

EXHIBIT LIST

Exhibit Number	Description

2.1*	Asset Purchase Agreement, dated March 12, 2015, by and among PCM Sales Acquisition, LLC, PCM, Inc., En Pointe Technologies Sales, Inc., Attiazaz “Bob” Din, and Michael Rapp (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, dated April 1, 2015, filed with the Commission on April 29, 2015)

2.2*	Asset Purchase Agreement, dated November 17, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 15, 2016 (the “2015 Form 10-K”))

2.3*	Amendment No. 1 to Asset Purchase Agreement, dated December 1, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.3 to the 2015 Form 10-K)

2.4*	Amendment No. 2 to Asset Purchase Agreement, dated January 2, 2016, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.4 to the 2015 Form 10-K)

2.5*	Amendment No. 3 to Asset Purchase Agreement, dated February 14, 2016, by and among PCM Sales, Inc. (as successor to Intelligent IT, Inc.), Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.5 to the 2015 Form 10-K)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(C) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

3.3	Certificate of Ownership and Merger merging PCM, Inc. with and into PC Mall, Inc. effective December 31, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

3.4	Certificate of Secretary certifying amendment of Bylaws effective December 31, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

10.1**	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2**	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Company’s Registration Statement on Form S-1, declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3**	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K”))

10.4**	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5**	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.6**	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the commission on March 25, 2005)

10.7**	Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.8**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.9**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.10**	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003)

10.11**	Form of Director Restricted Stock Bonus Award Agreement under 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.12	Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.13	Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.14	Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008)

10.15**	Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2009)

10.16	Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Commission on May 10, 2012)

10.17**	PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders filed with the Commission on April 30, 2012)

10.18**	Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

10.19**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.20**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.21**	Employment Agreement by and between PCM, Inc. and Robert J. Miley, dated October 31, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.22**	Third Amendment to Employment Agreement by and between PCM, Inc. and Frank F. Khulusi, dated November 6, 2014 (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 16, 2015 (the “2014 Form 10-K”))

10.23	Purchase Agreement, dated December 23, 2014, by and between Sarcom Properties, Inc. and PCM, Inc. (incorporated herein by reference to Exhibit 10.39 to the Company’s 2014 Form 10-K)

10.24**	PCM, Inc. 2012 Equity Incentive Plan, as amended effective July 21, 2015 (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2017 Annual Meeting of Stockholders filed with the Commission on June 23, 2017)

10.25+	Fourth Amended and Restated Loan and Security Agreement, dated as of January 19, 2016, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.36 to the 2015 Form 10-K)

10.26	First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 7, 2016, by and among PCM, Inc. and all of its wholly-owned domestic and Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Commission on August 9, 2016 (the “June 30, 2016 Form 10-Q”))

10.27	Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of February 24, 2017, by and among PCM, Inc., certain of its wholly-owned domestic and certain of its Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2017)

10.28	Credit Agreement, dated as of July 7, 2016, by and among PCM, Inc. and Castle Pines Capital LLC (incorporated herein by reference to Exhibit 10.2 to June 30, 2016 Form 10-Q)

10.29**	PCM, Inc. 2017 Cash Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A for the Company’s 2017 Annual Meeting of Stockholders filed with the Commission on June 23, 2017)

10.30+	Fifth Amended and Restated Loan and Security Agreement, dated as of October 24, 2017, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance LLC

21.1	Subsidiaries of the Registrant as of December 31, 2017

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission. This agreement has been included to provide investors with information regarding its terms, however it is not intended to provide any other factual information about the parties. The agreement contains representations and warranties of the parties as of specified dates that are qualified by information in confidential disclosure schedules delivered in connection with signing the agreement. The assertions embodied in these representations and warranties were made solely for purposes of the agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.

**	Management contract, or compensatory plan or arrangement.

+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PCM, INC.
(Registrant)

Date: March 15, 2018	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman and Chief Executive Officer	March 15, 2018
Frank F. Khulusi	(Principal Executive Officer)

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief Accounting Officer, Treasurer and	March 15, 2018
Brandon H. LaVerne	Assistant Secretary (Principal Financial and Accounting Officer)

/s/ THOMAS A. MALOOF	Director	March 15, 2018
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 15, 2018
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 15, 2018
Paul C. Heeschen

***

