Form 10-K/A
period 2017-12-31
PCM, INC.
filed 2018-04-30
CIK 937941

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

As of April 20, 2018, the registrant had 11,830,887 shares of common stock outstanding.

EXPLANATORY NOTE

PCM, Inc. (“PCM,” “we” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 15, 2018 solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

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

Set forth below are the name, age and the positions and offices held for each of our directors as of April 20, 2018, his principal occupation, business experience and public company board service during the past five years, and the experience, qualifications, attributes or skills that qualify such person to serve as a director of our company.

Name	Age	Position	Director Since
Frank F. Khulusi	51	Chairman of the Board and Chief Executive Officer	1987
Thomas A. Maloof(2)(3)	66	Director	1998
Ronald B. Reck(1)(2)(3)	69	Director	1999
Paul C. Heeschen(1)(2)(3)	61	Director	2006

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

Executive Officers

Our executive officers as of April 20, 2018 and their respective ages and positions were as follows:

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

Based solely on our review of the copies of the forms we received, or representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were complied with, except one late Form 4 filed by Jay Miley to report one transaction.

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

Our executive compensation programs have been designed and adopted by the Compensation Committee in an effort to implement the above principles. The key elements of our executive compensation program include base salary, quarterly and annual cash incentives, stock incentive awards, health and welfare benefits, and other perquisites. The discussion below describes each of the key elements of our executive compensation for the fiscal year ended December 31, 2017.

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

Towers Watson presented its recommendations with respect to our Chief Executive Officer directly to the Compensation Committee, without the participation of the Chief Executive Officer. The other recommendations of Towers Watson were provided to the Compensation Committee and our Chief Executive Officer with input from our human resources personnel, who worked directly with Towers Watson on the assignment. The report was discussed by the Committee at scheduled meetings of the Committee during the second and third quarters of 2013. The report, together with input to the Committee from our Chief Executive Officer regarding incentive and retention of our other executive officers and directors, was considered by the Committee in establishing each of the components of executive and director compensation for fiscal year 2013 and again for fiscal years 2014, 2015, 2016 and 2017.

Total Compensation of Executive Officers

Our executive compensation programs consist primarily of (i) base salary, (ii) short-term incentive compensation in the form of quarterly or annual cash bonuses and (iii) long-term incentive compensation in the form of stock options and RSUs. We also provide our executive officers with other benefits, including certain perquisites and severance and change of control agreements discussed in more detail below. Each of these components of executive compensation has been provided to satisfy our compensation philosophy and principles after review of market executive compensation data provided by an independent compensation consultant engaged by the Compensation Committee and, for executives other than the Chief Executive Officer, based in part on qualitative input and recommendations made to the Compensation Committee by our Chief Executive Officer. For the 2017 fiscal year, each of our executive officers received cash compensation in the form of an annual base salary and cash bonuses or incentive compensation, and each also received long-term incentive compensation in the form of stock option and/or RSU awards. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation other than its determination that the total compensation and each component of compensation provided to each executive officer in 2017 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the peer group as provided in the 2013 Towers Watson report.

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

Please refer to the tables under the section entitled “Executive Compensation” below for a detailed presentation of the specific compensation earned by each of our named executive officers in the 2017 fiscal year.

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

The Compensation Committee used the above described reports provided by Towers Watson, together with other market compensation data and compensation data from a licensed third party compensation database for companies in the retail/wholesale industry located in the Los Angeles Metro geography with annual revenues of $1 billion to $3 billion and updated compensation data gathered by our internal personnel from publicly available proxy data for the peer group. In determining comparable market compensation data for 2017 in the changing landscape, the Compensation Committee undertook a process to assess whether the existing peer group was still appropriate to assess the competitiveness of our executive compensation. As a result of this process, two peers were removed (RCM Technologies and Computer Task Group) given that PCM has significantly outgrown their size, and two peers were added (Anixter International and Patterson Companies) as replacements, in the market data utilized from publicly available proxy data. This data was used by the Compensation Committee to confirm that the total compensation and each component of compensation provided to our named executive officers was within the range of total compensation and each component of compensation paid to similarly situated officers in the peer group. While the Compensation Committee utilized this peer group and other data (including the base salary survey data discussed below under “Base Salaries”) as a general guideline, it did not specifically benchmark total compensation or any compensation component against the companies included in the survey data.

In setting the total compensation levels and each component of our executive compensation program for 2017, the Compensation Committee reviewed and considered the comparative peer group data as described above, as well as the qualitative input from the Chief Executive Officer regarding retention and incentive requirements (for executive officers other than the Chief Executive Officer). The Committee determined that the total compensation and each component of compensation to be provided to each executive officer in 2017 was within the range of total compensation and the range of each component of compensation paid to similarly situated executive officers in the reviewed data. However, the Compensation Committee did not establish any specific peer group comparative percentile targets or relative percentages of total compensation that any component of compensation should represent for any of our executives.

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

The base salaries of our executive officers are reviewed annually and adjusted from time to time from the original amounts provided in employment agreements to recognize individual performance, promotions, competitive compensation levels, retention and incentive considerations and other qualitative factors. In addition to adjustments made for competitive, retention and incentive reasons, the Committee has periodically adjusted executive officer base salaries based on its assessment of each executive’s performance and history with us and our overall budgetary considerations for salary increases. Based in part on the reports provided to the Committee by the independent compensation consulting firm and other data reviewed by the Committee, the base salaries for Messrs. LaVerne, Newton and Abuyounes, which had not been increased since May 20, 2013, were increased effective January 1, 2017. Mr. LaVerne’s base salary was increased from $346,330 to $381,000. Mr. Newton’s base salary was increased from $342,900 to $378,000 and Mr. Abuyounes’ salary was increased from $333,375 to $367,000. Mr. Miley’s annual base salary rate of $400,000 was established by the Committee in connection with his hiring and negotiation of his December 2014 employment agreement, and was increased effective January 1, 2017 to $500,000. In December 2014, in connection with the hiring of a new President, Mr. Khulusi’s base salary was reduced at his request from $833,000 to $583,000 to partially offset the cost of adding the separate President position in the near term. Mr. Khulusi agreed to continue this reduced base salary rate throughout 2015. On May 3, 2016, the Committee and the Board reinstated Mr. Khulusi’s base salary to its prior annual rate of $833,000, effective from May 3, 2016, and remained unchanged for 2017. The Committee and the Board determined to reinstate Mr. Khulusi’s previous base salary level after considering the Company’s larger scale, performance and resources.

Short-Term Incentive Compensation

In February 2017 our Compensation Committee adopted our 2017 Executive Incentive Plan (the “Plan”) effective for the 2017 fiscal year. The Plan was intended to reward and motivate our executives with short-term cash incentives and to align the interests of management with our stated objectives to focus on our sales and profitability and increase shareholder value. Each of our named executive officers was eligible to participate in the Plan.

The Plan was designed to provide cash incentive opportunities based upon two performance objectives, weighted differently for each executive eligible to participate in the Plan: (1) attainment of a target consolidated annual EBITDA (the “Consolidated Target”), and (2) attainment of individual qualitative targets (the “Qualitative Target”). EBITDA was defined under the Plan as earnings before interest, taxes, depreciation and amortization and adjusted for special charges, if any, to be excluded from the calculation of EBITDA in the discretion of the Committee, including but not limited to non-cash adjustments such as goodwill and intangible asset adjustments, stock-based compensation, material unforeseen litigation and restructuring and related costs. Such adjustments, with the addition of stock-based compensation for 2017, are consistent with our executive incentive plan in the prior year and the items excluded from the 2017 EBITDA calculations are described in more detail below.

The Plan provided for individual target amounts for each participant based on the Company’s achievement at 100% of the annual Consolidated Target for the 2017 calendar year. The Plan also had a minimum annual EBITDA for any quantitative cash incentive to be paid under the Plan and contained incentive decelerators based on performance below the Consolidated Target, with an annual minimum threshold set at 80% of target, or the prior year comparable target, whichever is higher. Quantitative incentive amounts would be paid at 50% of the incentive target if the Company’s performance equaled the minimum target threshold for payment of the quantitative cash incentive amounts. If the Company’s performance fell below the threshold, no quantitative cash incentives would have been earned.

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

Under the 2017 Plan, Messrs. LaVerne, Newton and Abuyounes each had certain individual qualitative targets that were tailored for their respective responsibilities to the Company based on recommendations made by our Chief Executive Officer and approved by the Committee and were paid quarterly or annually in the discretion of the Committee. Mr. Newton does not participate in the quantitative performance objective components of the Plan.

The total cash incentive opportunity for the participating executive officers equaled $516,460 for Mr. Khulusi, which was 62% of his 2017 annual base salary, $200,000 for Mr. Miley, which was 40% of his 2017 annual base salary, $153,000 for Mr. LaVerne, which was approximately 40% of his 2017 annual base salary, $152,000 for Mr. Newton, which was approximately 40% of his 2017 annual base salary and $147,000 for Mr. Abuyounes, which was approximately 40% of his 2017 annual base salary. The schedule below indicates the mix of performance objectives for each of our named executive officers:

Name	Consolidated Target	Qualitative Target
Frank F. Khulusi	100%	—
Robert J. Miley	100	—
Brandon H. LaVerne	67	33%
Robert I. Newton	—	100
Simon M. Abuyounes	67	33

In addition to the above, Mr. Miley was eligible to receive an additional annual incentive up to $100,000 tied to the achievement of certain SG&A targets which were not met as of December 31, 2017 and therefore none of this amount was earned. All amounts funded under the Plan were subject to increase or reduction for each named executive officer at the sole discretion of the Committee based upon qualitative or quantitative factors which the Committee may deem appropriate from time to time. In addition to participation in the Plan, all of our executive officers were eligible for additional discretionary bonuses as could be determined by the Committee. No cash incentive was earned until it was paid under any of these plans. Therefore, in the event the employment of an executive eligible under these plans terminated (either by the Company or by the eligible executive, whether voluntarily or involuntarily) before a cash incentive was paid, the executive was not deemed to have earned that incentive and it was not paid.

Under the 2017 Plan, the Company achieved 68% of the Annual Consolidated Target, as adjusted, which together with achievement of certain quarterly targets, resulted in payouts to each of the participating executives in the amounts shown in the tables below for the quantitative portion of their respective cash incentive opportunity under the plan. The Compensation Committee calculated the 2017 Annual Consolidated Target utilizing EBITDA from continuing operations. Additionally, based on the recommendation of our Chief Executive Officer, the Compensation Committee awarded each of Messrs. LaVerne, Newton and Abuyounes 100%, 100% and 82.5% of the qualitative portion of their respective incentive opportunity under the Plan.

The following table illustrates the calculation of the EBITDA, as adjusted, applicable for the 2017 Plan (in thousands):

Consolidated
2017 Operating Profit, as reported	$11,441
Depreciation & Amortization	14,181
Equity Income from Unconsolidated Affiliate	528
2017 EBITDA	26,150
Add: Severance & restructuring related costs	6,818
Add: M&A and related litigation costs and fees	2,803
Add: Stock based compensation	2,604
Add: UK startup costs	5,099
Add: Foreign exchange loss	67
2017 EBITDA, as adjusted	$43,541

2017 Performance Target	$63,600
Achievement Percentage	68%
Payout Percentage(1)	12%

(1)	The Payout Percentage equals the actual amount paid to the executive as a percentage of his respective quantitative target under the Plan. The Payout Percentage reflects the net effect of the quarterly and annual application of the accelerators and decelerators described above.

The following table shows the 100% payout targets for each component of the 2017 Plan for each of our named executive officers participating in the plan, together with the actual cash incentive amounts awarded for such periods under the plan:

Name	Consolidated Incentive at Target	Consolidated Incentive Achieved	Qualitative Incentive at Target	Qualitative Incentive Achieved
Frank F. Khulusi	$516,460	$61,975	$—	$—
Robert J. Miley	200,000	24,000	—	—
Brandon H. LaVerne	102,510	12,301	50,490	50,490
Robert I. Newton	—	—	152,000	152,000
Simon M. Abuyounes	98,490	11,819	48,510	40,021

The aggregate cash incentives earned by each of our named executive officers for 2017 were as follows:

Name	Aggregate Incentive Target	Aggregate Incentive Achieved	% of Incentive Achieved
Frank F. Khulusi	$516,460	$61,975	12%
Robert J. Miley	300,000	24,000	8
Brandon H. LaVerne	153,000	62,791	41
Robert I. Newton	152,000	152,000	100
Simon M. Abuyounes	147,000	51,840	35

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

The Compensation Committee is not tied to any particular process or formula to determine the size of the long-term incentive awards granted to our named executive officers. Consequently, the Committee uses its discretion to grant equity awards and may consider the various factors discussed below. In fiscal 2017, to determine the size of the equity awards for our named executive officers, the Committee first reviewed our Chief Executive Officer’s recommendations for options and RSUs to be granted during fiscal 2017 to our executive officers other than the Chief Executive Officer. In each case, the Committee then made determinations of the specific amounts and terms of stock options and RSUs to be granted to each executive officer, including our Chief Executive Officer, based on its subjective consideration of the recommendations of the Chief Executive Officer, historical grant information, the Committee’s views of comparative compensation data provided to the Committee by Towers Watson in its May 2013 report and other market compensation data, retention and motivational factors, corporate performance, individual performance, the executive’s level of responsibility, the potential impact that the executive could have on our operations and financial condition and the market price of our common stock.

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

The final compensation report of Towers Watson provided to the Compensation Committee in May 2013 included long-term, non-cash incentive compensation market competitive data and analysis which was reviewed and considered by the Committee in determining the 2017 stock option and RSU grants to executives. This data and analysis contemplated the annualized expected value of equity award grants ultimately provided to our executive officers relative to long-term, non-cash incentive compensation provided to peer group executives. The value of each grant also was analyzed for its effect on total compensation, representing the long-term, non-cash component of our executive compensation. The Committee determined that the level of each grant in 2017 to each of our executive officers was within the range of annual long-term, non-cash incentive compensation relative to the considered peer groups for each executive officer and further determined that the level of each grant in 2017 to each executive officer when considered together with the total cash compensation for 2017 placed the level of 2017 total compensation for each executive officer within the market range.

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

The stock options and RSUs held by Mr. Miley provide that in the event of a change of control in which Mr. Miley’s stock options or RSUs are not assumed or replaced, a portion of his unvested awards then outstanding will become vested upon the change of control in an amount equal to two years of accelerated vesting plus an additional prorata portion of the applicable next cliff vesting quarterly or annual amount under the respective award based on time served. In the event Mr. Miley’s awards are assumed or replaced (by a comparable award) in connection with a change of control transaction, Mr. Miley is entitled to accelerated vesting of his then unvested outstanding awards in an amount equal to one year of accelerated vesting. Mr. Miley is further entitled to full acceleration of vesting following a change of control with respect to any remaining portion of the unvested awards which do not accelerate upon the change of control as described above and which are assumed or replaced in the transaction if his employment is terminated by the successor entity without cause or by Mr. Miley for “good reason” within twelve (12) months of the change of control.

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

The employment agreements and severance and change-in-control benefits provided to our executives under these agreements were approved by our Compensation Committee or full Board following our negotiations with our executive officers and were determined to be reasonable and necessary in order to hire and retain these individuals. Mr. Khulusi’s agreement was originally executed in 1995 and at that time we established certain change-in-control and severance protections for Mr. Khulusi. We believe that it is important to provide continued professional stability to those executive-level employees who helped build our company and whose leadership is important to our continued success. Further, we believe that the interests of our stockholders will be best served if the interests of our most senior management are aligned with them. Providing change in control benefits, including the severance and share-based award acceleration benefits, is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of our stockholders. The severance and change-in-control benefits offered to our executive officers did not affect the Compensation Committee’s determination of the total compensation, or any component of compensation, we provided to our executive officers in 2017.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for fiscal years 2017, 2016 and 2015 awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers serving at the end of our most recent fiscal year whose total compensation exceeded $100,000. The individuals listed in the following table are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Frank F. Khulusi	2017	$833,000	$—	$—	$1,350,000	$61,975	$7,760	(2)	$2,252,735
Chairman of the Board and Chief Executive Officer	2016	749,667	—	—	903,500	981,274	5,705	(2)	2,640,146
	2015	583,000	—	—	686,700	74,241	6,887	(2)	1,350,828

Robert J. Miley	2017	500,000	—	201,212	206,250	24,000	7,355	(2)	938,817
President	2016	400,000	25,000	88,427	90,450	480,000	5,842	(2)	1,089,719
	2015	400,000	—	—	117,720	28,750	4,463	(2)	550,933

Brandon H. LaVerne	2017	381,000	50,490	153,096	150,000	12,301	12,420	(3)	759,307
Chief Financial Officer	2016	346,330	45,716	190,118	—	176,351	17,819	(4)	776,334
	2015	346,330	70,716	65,583	117,720	13,342	15,625	(3)	629,316

Robert I. Newton	2017	378,000	152,000	153,096	150,000	—	16,500	(3)	849,596
Executive Vice President, Chief Legal Officer and Secretary	2016	342,900	187,160	190,118	—	—	17,138	(4)	737,316
	2015	342,900	187,160	65,583	117,720	—	17,401	(4)	730,764

Simon M. Abuyounes	2017	367,000	40,021	153,096	150,000	11,819	17,378	(4)	739,314
Executive Vice President — IT and Operations	2016	333,375	35,204	97,269	100,500	169,755	16,950	(4)	753,053
	2015	333,375	85,204	65,583	117,720	12,843	16,421	(4)	631,146

(1)	Represents the aggregate grant date fair value of stock and option awards, valued in accordance with ASC 718, awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 4 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2017.
(2)	Includes company matched 401(k) contributions on behalf of the executive and company sponsored award trip.
(3)	Includes company matched 401(k) contributions on behalf of the executive and car allowance.
(4)	Includes company matched 401(k) contributions on behalf of the executive, car allowance and company sponsored award trip.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following disclosure about the relationship of the annual total compensation of our employees to the annual total compensation of Mr. Khulusi, our Chairman and Chief Executive Officer. SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and assumptions and, as a result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

CEO Patio Ratio

For 2017, the median of the annual total compensation of all of our employees, other than Mr. Khulusi, was $41,600. Mr. Khulusi’s annual total compensation, as reported in the total column of the 2017 Summary Compensation Table, was $2,252,735. Based on this information, the ratio of the annual total compensation of Mr. Khulusi to the median of the annual total compensation of all employees was 55 to 1. We believe this ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

Identification of Median Employee

We selected December 31, 2017 as the date on which to determine our median employee. For purposes of identifying the median employee from our worldwide population base, we considered the gross cash compensation of all of our employees, as compiled from our payroll records, which includes information on base wages, bonus and commission. We selected gross cash compensation as it represents the principal form of compensation delivered to all of our employees and is readily available in each country. In addition, we measured compensation for purposes of determining the median employee using the 12-month period ending December 31, 2017. Compensation paid in foreign currencies was converted to U.S. dollars based on an average exchange rate for the relevant period, and represents wages paid to such employees in their local countries with different prevailing market wages, including over 1,000 employees located in Manila, Philippines.

The SEC's rules requiring pay ratio disclosure allow companies to exercise a significant amount of flexibility in making a determination as to who is the median employee and does not mandate that each public company use the same method. In addition, our compensation philosophy means fair pay based on a person's role in the Company, a subjective determination of the market value of that person's job and that person's performance in that position. As a result, the annual total compensation of our median employee is unique to that person and is not a good indicator of the annual total compensation of any of our other employees and is not comparable to the annual total compensation of employees at other companies. Similarly, we would not expect that the ratio of the annual total compensation of our CEO to our median employee to be a number that can be compared to the ratio determined by other companies in any meaningful fashion.

Grants of Plan-Based Awards (2017)

The following table sets forth information regarding equity awards granted to our named executive officers during the 2017 fiscal year:

Name	Grant Date	All Other Stock Awards: Number of Shares or Stock Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (3)
Frank F. Khulusi	05/20/2017	72,000	(1)	—		$—	$1,350,000
Robert J. Miley	05/20/2017	—		23,000	(2)	18.75	201,212
	05/20/2017	11,000	(1)	—		—	206,250
Brandon H. LaVerne	05/20/2017	—		17,500	(2)	18.75	153,096
	05/20/2017	8,000	(1)	—		—	150,000
Robert I. Newton	05/20/2017	—		17,500	(2)	18.75	153,096
	05/20/2017	8,000	(1)	—		—	150,000
Simon M. Abuyounes	05/20/2017	—		17,500	(2)	18.75	153,096
	05/20/2017	8,000	(1)	—		—	150,000

(1)	These RSUs vest annually in equal installments over five years.
(2)	These options vest quarterly in equal installments over five years, with full vesting on May 20, 2022, and have a term of seven years.
(3)	The grant date fair values of the stock and option awards granted were computed in accordance with ASC 718. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 4 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End (2017)

The following table sets forth information regarding equity awards for each of our named executive officers outstanding as of December 31, 2017:

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Frank F. Khulusi	06/10/2011	50,000	—		8.00	06/10/2021	—		—
	08/10/2012	13,200	—	(1)	5.55	08/10/2019	—		—
	05/20/2013	10,800	5,400	(1)	7.65	05/20/2020	—		—
	05/20/2013	—	—		—	—	7,200	(2)	$71,280
	05/20/2014	37,800	16,200	(1)	10.05	05/20/2021	—		—
	05/20/2014	—	—		—	—	14,400	(2)	142,5600
	09/15/2015	—	—		—	—	42,000	(3)	415,800
	05/20/2016	—	—		—	—	72,000	(2)	712,800
	05/20/2017	—	—		—	—	72,000	(2)	712,800
Robert J. Miley	12/04/2014	—	—		—	—	40,000	(2)	396,000
	09/15/2015	—	—		—	—	7,200	(3)	71,280
	05/20/2016	6,000	14,000	(1)	10.05	05/20/2023	—		—
	05/20/2016	—	—		—	—	7,200	(2)	71,280
	05/20/2017	2,300	20,700	(1)	18.75	05/20/2024	—		—
	05/20/2017	—	—		—	—	11,000	(2)	108,900
Brandon H. LaVerne	06/10/2011	6,250	—		8.00	06/10/2021	—		—
	08/10/2012	10,000	—		5.55	08/10/2019	—		—
	05/20/2013	7,700	1,400	(1)	7.65	05/20/2020	—		—
	05/20/2013	—	—		—	—	1,800	(2)	17,820
	05/20/2014	8,250	4,500	(1)	10.05	05/20/2021	—		—
	05/20/2014	—	—		—	—	4,800	(2)	47,520
	09/15/2015	6,750	8,250	(1)	9.53	09/15/2022	—		—
	09/15/2015	—	—		—	—	7,200	(3)	71,280
	05/20/2016	12,900	30,100	(1)	10.05	05/20/2023	—		—
	05/20/2017	1,750	15,750	(1)	18.75	05/20/2024	—		—
	05/20/2017	—	—		—	—	8,000	(2)	79,200
Robert I. Newton	08/21/2009	25,000	—		7.99	08/21/2019	—		—
	02/26/2010	25,000	—		4.66	02/26/2020	—		—
	06/10/2011	25,000	—		8.00	06/10/2021	—		—
	08/10/2012	2,000	—		5.55	08/10/2019	—		—
	05/20/2013	11,700	1,300	(1)	7.65	05/20/2020	—		—
	05/20/2013	—	—		—	—	1,600	(2)	15,840
	05/20/2014	10,500	4,500	(1)	10.05	05/20/2021	—		—
	05/20/2014	—	—		—	—	4,800	(2)	47,520
	09/15/2015	6,750	8,250	(1)	9.53	09/15/2022	—		—
	09/15/2015	—	—		—	—	7,200	(3)	71,280
	05/20/2016	12,900	30,100	(1)	10.05	05/20/2023	—		—
	05/20/2017	1,750	15,750	(1)	18.75	05/20/2024	—		—
	05/20/2017	—	—		—	—	8,000	(2)	79,200
Simon M. Abuyounes	11/07/2008	30,000	—		4.01	11/07/2018	—		—
	08/21/2009	25,000	—		7.99	08/21/2019	—		—
	02/26/2010	25,000	—		4.66	02/26/2020	—		—
	06/10/2011	25,000	—		8.00	06/10/2021	—		—
	08/10/2012	20,000	—		5.55	08/10/2019	—		—
	05/20/2013	10,800	1,200	(1)	7.65	05/20/2020	—		—
	05/20/2013	—	—		—	—	1,400	(2)	13,860
	05/20/2014	10,500	4,500	(1)	10.05	05/20/2021	—		—
	05/20/2014	—	—		—	—	4,800	(2)	47,520
	09/15/2015	6,750	8,250	(1)	9.53	09/15/2022	—		—
	09/15/2015	—	—		—	—	7,200	(3)	71,280
	05/20/2016	6,600	15,400	(1)	10.05	05/20/2023	—		—
	05/20/2016	—	—		—	—	8,000	(2)	79,200
	05/20/2017	1,750	15,750	(1)	18.75	05/20/2024	—		—
	05/20/2017	—	—		—	—	8,000	(2)	79,200

(1)	These options vest quarterly in equal installments over five years.
(2)	These RSUs vest annually in equal installments over five years.
(3)	These RSUs vested 1/5 on May 20, 2016 with the remainder vesting annually in equal installments over four years.

Option Exercises and Stock Vested (2017)

The following table provides information regarding each exercise of stock option awards and vesting of RSU awards for each of our named executive officers during the fiscal year ended December 31, 2017:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Frank F. Khulusi	340,100	$4,992,337	46,400	$870,000
Robert J. Miley	—	—	24,200	273,750
Brandon H. LaVerne	29,025	543,493	6,600	123,750
Robert I. Newton	43,214	949,690	6,400	120,000
Simon M. Abuyounes	40,000	540,089	8,200	153,750

(1)	Value realized was computed by calculating the difference between the market price of our common stock at the exercise date and the exercise prices of the options exercised.

Potential Payments Upon Termination or Change in Control (2017)

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

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from PCM. The information set forth in the table assumes, as necessary:

●	The termination and/or the qualified change in control event occurred on December 29, 2017 (the last business day of our last completed fiscal year);

●	The price per share of our common stock on the date of termination is $9.90 (the closing market price of our common stock on the Nasdaq Global Market on December 29, 2017); and

●	With respect to unvested equity awards, the awards are not assumed or replaced as described above and do not remain outstanding following the change of control.

Name	Voluntary Termination		Death or Permanent Disability		Change of Control		Involuntary Termination
Frank F. Khulusi
Employment Agreement	$3,295,432	(1)(2)	See	(7)	$3,295,432	(2)(3)	$3,295,432	(2)(4)
Acceleration of Equity Awards	—		—		2,067,390	(8)	—
Total	$3,295,432		—		$5,362,822		$3,295,432

Robert J. Miley
Employment Agreement	—		—		—		$500,000	(4)(5)
Acceleration of Equity Awards	—		—		$522,720	(8)	—
Total	—		—		$522,720		$500,000

Brandon H. LaVerne
Employment Agreement	—		—		—		$190,500	(4)(6)
Acceleration of Equity Awards	—		—		$222,023	(8)	—
Total	—		—		$222,023		$190,500

Robert I. Newton
Employment Agreement	—		—		—		$189,000	(4)(6)
Acceleration of Equity Awards	—		—		$219,838	(8)	—
Total	—		—		$219,838		$189,000

Simon M. Abuyounes
Employment Agreement	—		—		—		$183,500	(4)(6)
Acceleration of Equity Awards	—		—		$101,015	(8)	—
Total	—		—		$101,015		$183,500

(1)	This severance benefit is provided pursuant to Mr. Khulusi’s employment agreement if his employment with us is terminated by Mr. Khulusi for “good reason,” as defined in his employment agreement, including if we choose to not renew the agreement.
(2)	Estimated severance payment is to be made in a single lump sum payment upon the termination or change of control, as applicable, subject to compliance with Section 409A of the Internal Revenue Code.
(3)	Pursuant to the terms of his employment agreement, to the extent the severance payment payable to Mr. Khulusi in the event of a change of control, either alone or together with other payments he has the right to receive from us, would not be deductible (in whole or in part) by us as a result of the payment constituting a “parachute payment” under Section 280G of the Internal Revenue Code, the severance payment will be reduced to the maximum deductible amount under the Code.
(4)	The amount indicated reflects payments upon a termination not for cause. In the event of the individual’s termination for cause, no payment would be payable, except that pursuant to Mr. Khulusi’s employment agreement, if he is terminated for cause (which may occur upon 30 days’ advance written notice), he is to be paid his salary through the end of the notice period.
(5)	Severance payment is to be made in one lump sum in the first payroll period after a properly executed release, as defined in Mr. Miley’s employment agreement, becomes irrevocable.
(6)	Severance payments are to be made in equal installments over a period of six months following the date of termination.
(7)	Upon executive’s death, we are required to pay to executive’s beneficiaries or estate the compensation to which he is entitled through the end of the month in which death occurs. Upon executive’s disability, which in the sole opinion of the Board, if executive is not able to properly perform his duties for more than 270 days in the aggregate or 180 consecutive days in any twelve month period, then executive’s employment shall terminate on the last day of the month in which the Board determines executive to be disabled and be entitled to executive’s compensation through executive’s last day of employment.
(8)	Represents the value of outstanding stock options and RSUs as of December 31, 2017 that would vest upon consummation of a change in control. Assumes that the vested options are immediately exercised and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. For details regarding acceleration terms for each of the named executive, please see “Employment Agreements and Severance and Change-in-Control Arrangements” in our Compensation Discussion and Analysis section above.

Director Compensation (2017)

The following table provides information regarding the compensation earned for services performed for us as a director by each member of our board of directors, other than directors who are also named executive officers, during the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Thomas A. Maloof (3)	$89,125	$75,000	$164,125
Ronald B. Reck (3)	83,250	75,000	158,250
Paul C. Heeschen (3)	73,500	75,000	148,500

(1)	Represents the aggregate grant date fair value of stock awards, valued in accordance with ASC 718, awarded to each of the directors during the 2017 fiscal year. For a detailed discussion of the assumptions made in the valuation of the option awards, please see Notes 2 and 4 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2017.
(2)	On May 20, 2017, each of our non-employee directors was awarded 4,000 RSUs, which vest in two equal annual installments beginning on the first anniversary of the date of grant.
(3)	Each of our non-employee directors had the following aggregate number of option awards outstanding and vested as of December 31, 2017: Mr. Maloof —16,375, Mr. Reck — 26,375 and Mr. Heeschen — none; and the following aggregate number of unvested RSUs as of December 31, 2017: Mr. Maloof —4,000, Mr. Reck —4,000 and Mr. Heeschen —4,000.

For 2017, each of our non-employee members of the Board received an annual Board retainer of $56,000, plus an annual retainer of $10,000 for service on the Audit Committee and $7,500 for service on the Compensation Committee of the Board on which he or she served. The chairperson of each of our Audit and Compensation Committees also received an additional annual retainer of $17,500 and $8,750, respectively. Directors who are employed by us or any of our affiliates are not paid any additional compensation for their service on our board of directors. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings. We have entered into indemnification agreements with each of our directors, a form of which has been filed as an exhibit to our periodic reports filed with the Securities and Exchange Commission.

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

Compensation Committee Interlocks and Insider Participation

Mr. Reck and Mr. Heeschen served as members of our Compensation Committee during the fiscal year ended December 31, 2017. There are no Compensation Committee interlocks between us and other entities involving our executive officers and Board members who serve as executive officers of such companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2017 and our Proxy Statement for the 2018 Annual Meeting of Stockholders.

The Compensation Committee

Ronald B. Reck (Chair)

Paul C. Heeschen

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 20, 2018 by: (i) each of the executive officers listed in the Summary Compensation Table in this proxy statement (sometimes referred to herein as the “named executive officers”); (ii) each director; (iii) all of our current directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentage of ownership is based on an aggregate of 11,830,887 shares of our common stock outstanding on April 20, 2018. The table is based upon information provided by officers, directors and principal stockholders, as well as upon information contained in Schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each person is: c/o PCM, Inc., 1940 E. Mariposa Avenue, El Segundo, CA 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
JB Capital Partners, LP(1)	1,209,619		10.2%
Dimensional Fund Advisors LP(2)	1,058,359		8.9
Amre A. Youness(3)	622,000		5.3

Directors and Named Executive Officers:
Frank F. Khulusi	2,621,508	(4)	21.8
Robert J. Miley	71,724	(5)	*
Brandon H. LaVerne	83,470	(6)	*
Robert I. Newton	164,726	(7)	1.4
Simon M. Abuyounes	221,598	(8)	1.8
Thomas A. Maloof	88,250	(9)	*
Ronald B. Reck	53,250	(10)	*
Paul C. Heeschen	66,914	(11)	*
All current directors and executive officers as a group (8 persons)	3,371,440	(12)	27.0%

*	Less than 1%
(1)	Based on information contained in Schedule 13G/A filed on April 11, 2018 by JB Capital Partners, LP, JB Capital Partners, LP has shared voting power with respect to 1,209,619 shares of our common stock. Alan W. Weber, general partner of JB Capital Partners, LP, has sole voting and sole dispositive power with respect to 30,000 shares of our common stock and shared voting power with respect to 1,209,619 shares of our common stock. The address for JB Capital Partners, LP is 5 Evans Place, Armonk, New York, 10504.
(2)	Based on information contained in Schedule 13G/A filed on February 9, 2017 by Dimensional Fund Advisors LP, Dimensional Fund Advisors LP has sole voting power with respect to 1,017,573 shares of our common stock and sole dispositive power with respect to 1,058,359 shares of our common stock. According to the Schedule 13G/A, Dimensional Fund Advisors LP furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, collectively known as the “Funds.” In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP nor its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of PCM that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of PCM held by the Funds. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas, 78746.
(3)	Based on information contained in Schedule 13G/A filed on February 12, 2003. The address for Mr. Youness is 310 North Lake Avenue, Pasadena, California 91101.
(4)	Consists of 2,434,665 shares held by the Khulusi Revocable Family Trust dated November 3, 1993, 3,443 shares held directly by Mr. Khulusi, 122,600 shares underlying options which are presently vested or will vest within 60 days of April 20, 2018 and 60,800 shares underlying RSU awards that will vest within 60 days of April 20, 2018.
(5)	Includes 12,600 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 20, 2018 and 6,400 shares underlying RSU awards that will vest within 60 days of April 20, 2018.
(6)	Includes 64,050 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 20, 2018 and 8,200 shares underlying RSU awards that will vest within 60 days of April 20, 2018.
(7)	Includes 130,950 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 20, 2018 and 8,000 shares underlying RSU awards that will vest within 60 days of April 20, 2018.
(8)	Includes 169,550 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 20, 2018 and 9,800 shares underlying RSU awards that will vest within 60 days of April 20, 2018.
(9)	Includes 12,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 20, 2018 and 2,000 shares underlying RSU awards that will vest within 60 days of April 20, 2018.
(10)	Includes 32,750 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 20, 2018 and 2,000 shares underlying RSU awards that will vest within 60 days of April 20, 2018.
(11)	Includes 6,375 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 20, 2018 and 2,000 shares underlying RSU awards that will vest within 60 days of April 20, 2018.
(12)	This figure includes an aggregate of 551,625 shares issuable upon exercise of stock options which are presently vested or will vest within 60 days of April 20, 2018 and 99,200 shares underlying RSU awards that will vest within 60 days of April 20, 2018.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options, warrants and vesting of stock awards under all of our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,742,932	$10.24	(1)	936,754	(2)

(1)	The weighted average exercise price is calculated solely on the exercise price of the outstanding options and does not reflect outstanding RSUs, which have no exercise price.
(2)	Represents shares available for issuance under our 2012 Equity Incentive Plan as of December 31, 2017.

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

Sam U. Khulusi, the brother of Frank F. Khulusi, was employed as a Senior Vice President of PCM Logistics, LLC, a wholly-owned subsidiary of PCM, in fiscal year 2017. In fiscal year 2017, Sam U. Khulusi earned compensation in the amount of $220,000 and he did not earn any bonus during 2017. Sam U. Khulusi is eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

Simon M. Abuyounes, the brother-in-law of Frank F. Khulusi, was employed as the President of PCM Logistics, LLC in fiscal year 2013 and was appointed as Executive Vice President – IT, Operations and Commercial Sales of PCM, Inc. in April 2014, and currently serves as Executive Vice President – IT and Operations. Compensation paid to Mr. Abuyounes in fiscal year 2017, and our agreements with respect to his severance arrangements with our company are described under the section “Executive Compensation.” Mr. Abuyounes is also eligible to participate in our employee benefit plans that are generally available to similarly situated employees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Auditor Fees and Services

The following table sets forth the fees billed for services rendered by Deloitte & Touche LLP (“Deloitte”) for our fiscal years ended December 31:

Fees	2017	2016
Audit Fees	$1,725,650	$1,491,275
Audit-Related Fees	—	—
Tax Fees	346,825	468,195
Total	$2,072,475	$1,959,470

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

All Other Fees. Deloitte did not provide us, or bill us for, any products or services in 2016 and 2017, other than the services performed in connection with the fees reported under the captions “Audit Fees” and “Tax Fees” above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements — See Part II, Item 8 — Financial Statements of our original filing of this Form 10-K.

(2)	Financial Statement Schedule II — Valuation and Qualifying Accounts — See Part IV, Item 15 — Exhibits and Financial Statement Schedules of our original filing of this Form 10-K.

(3)	Exhibits — The following exhibits are filed or incorporated herein by reference as part of this report:

Exhibit Number	Description

2.1*	Asset Purchase Agreement, dated March 12, 2015, by and among PCM Sales Acquisition, LLC, PCM, Inc., En Pointe Technologies Sales, Inc., Attiazaz “Bob” Din, and Michael Rapp (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, dated April 1, 2015, filed with the Commission on April 29, 2015)

2.2*	Asset Purchase Agreement, dated November 17, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 15, 2016 (the “2015 Form 10-K”))

2.3*	Amendment No. 1 to Asset Purchase Agreement, dated December 1, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.3 to the 2015 Form 10-K)

2.4*	Amendment No. 2 to Asset Purchase Agreement, dated January 2, 2016, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.4 to the 2015 Form 10-K)

2.5*	Amendment No. 3 to Asset Purchase Agreement, dated February 14, 2016, by and among PCM Sales, Inc. (as successor to Intelligent IT, Inc.), Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.5 to the 2015 Form 10-K)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(C) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

3.3	Certificate of Ownership and Merger merging PCM, Inc. with and into PC Mall, Inc. effective December 31, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

3.4	Certificate of Secretary certifying amendment of Bylaws effective December 31, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

10.1**	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2**	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Company’s Registration Statement on Form S-1, declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3**	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K”))

10.4**	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)
10.5**	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.6**	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the commission on March 25, 2005)

10.7**	Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.8**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.9**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.10**	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003)

10.11**	Form of Director Restricted Stock Bonus Award Agreement under 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.12	Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.13	Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.14	Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008)

10.15**	Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2009)

10.16	Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Commission on May 10, 2012)

10.17**	PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders filed with the Commission on April 30, 2012)

10.18**	Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

10.19**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.20**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.21**	Employment Agreement by and between PCM, Inc. and Robert J. Miley, dated October 31, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.22**	Third Amendment to Employment Agreement by and between PCM, Inc. and Frank F. Khulusi, dated November 6, 2014 (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 16, 2015 (the “2014 Form 10-K”))

10.23	Purchase Agreement, dated December 23, 2014, by and between Sarcom Properties, Inc. and PCM, Inc. (incorporated herein by reference to Exhibit 10.39 to the Company’s 2014 Form 10-K)

10.24**	PCM, Inc. 2012 Equity Incentive Plan, as amended effective July 21, 2015 (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2017 Annual Meeting of Stockholders filed with the Commission on June 23, 2017)

10.25+	Fourth Amended and Restated Loan and Security Agreement, dated as of January 19, 2016, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.36 to the 2015 Form 10-K)

10.26	First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 7, 2016, by and among PCM, Inc. and all of its wholly-owned domestic and Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Commission on August 9, 2016 (the “June 30, 2016 Form 10-Q”))

10.27	Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of February 24, 2017, by and among PCM, Inc., certain of its wholly-owned domestic and certain of its Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2017)

10.28	Credit Agreement, dated as of July 7, 2016, by and among PCM, Inc. and Castle Pines Capital LLC (incorporated herein by reference to Exhibit 10.2 to June 30, 2016 Form 10-Q)

10.29**	PCM, Inc. 2017 Cash Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A for the Company’s 2017 Annual Meeting of Stockholders filed with the Commission on June 23, 2017)

10.30+ ++	Fifth Amended and Restated Loan and Security Agreement, dated as of October 24, 2017, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance LLC

21.1++	Subsidiaries of the Registrant as of December 31, 2017

23.1++	Consent of Deloitte & Touche LLP

31.1++	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2++	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

31.4	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a), required to be filed as an exhibit to this Amendment No. 1

32.1++	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission. This agreement has been included to provide investors with information regarding its terms, however it is not intended to provide any other factual information about the parties. The agreement contains representations and warranties of the parties as of specified dates that are qualified by information in confidential disclosure schedules delivered in connection with signing the agreement. The assertions embodied in these representations and warranties were made solely for purposes of the agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.
**	Management contract, or compensatory plan or arrangement.
+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
++	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 0-25790) filed with the Commission on March 15, 2018.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCM, INC.
(Registrant)

Date: April 30, 2018	By:	/s/ FRANK F. KHULUSI
Frank F. Khulusi
Chairman of the Board and
Chief Executive Officer

