Form 10-Q
period 2018-03-31
PCM, INC.
filed 2018-05-10
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, the registrant had 11,837,887 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$12,225	$9,113
Accounts receivable, net of allowances of $1,449 and $2,181	440,683	439,658
Inventories	75,469	103,471
Prepaid expenses and other current assets	8,488	9,333
Total current assets	536,865	561,575
Property and equipment, net	70,733	71,551
Goodwill	87,823	87,768
Intangible assets, net	10,158	11,090
Deferred income taxes	1,702	1,759
Investment and other assets	4,960	6,509
Total assets	$712,241	$740,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288,164	$289,201
Accrued expenses and other current liabilities	55,465	55,040
Deferred revenue	6,625	7,913
Line of credit	184,693	213,778
Notes payable — current	3,462	3,362
Total current liabilities	538,409	569,294
Notes payable	31,984	32,892
Other long-term liabilities	7,495	7,338
Deferred income taxes	3,279	3,102
Total liabilities	581,167	612,626
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,220,896 and 17,170,273 shares issued; 11,830,244 and 11,779,621shares outstanding	17	17
Additional paid-in capital	135,539	134,646
Treasury stock, at cost: 5,390,652 shares	(38,536)	(38,536)
Accumulated other comprehensive income (loss)	(5)	251
Retained earnings	34,059	31,248
Total stockholders’ equity	131,074	127,626
Total liabilities and stockholders’ equity	$712,241	$740,252

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$542,832	$522,760
Cost of goods sold	459,236	444,262
Gross profit	83,596	78,498
Selling, general and administrative expenses	77,354	73,787
Operating profit	6,242	4,711
Interest expense, net	2,462	1,653
Equity income from unconsolidated affiliate	175	138
Income before income taxes	3,955	3,196
Income tax expense (benefit)	1,144	(976)
Net income	$2,811	$4,172

Basic and Diluted Earnings Per Common Share
Basic	$0.24	$0.34
Diluted	0.23	0.31

Weighted average number of common shares outstanding:
Basic	11,846	12,356
Diluted	12,153	13,452

See Notes to the Condensed Consolidated Financial Statements.

3

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$2,811	$4,172
Other comprehensive income (loss):
Foreign currency translation adjustments	(256)	108
Total other comprehensive income (loss)	(256)	108
Comprehensive income	$2,555	$4,280

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$2,811	$4,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,605	3,522
Equity income from unconsolidated affiliate	(175)	(138)
Distribution from equity method investee	78	—
Provision for deferred income taxes	226	(294)
Non-cash stock-based compensation	672	515
Change in operating assets and liabilities:
Accounts receivable	(1,025)	1,677
Inventories	28,002	17,133
Prepaid expenses and other current assets	845	3,967
Other assets	1,718	(367)
Accounts payable	1,881	(38,648)
Accrued expenses and other current liabilities	2,121	783
Deferred revenue	(1,288)	(5,846)
Total adjustments	36,660	(17,696)
Net cash provided by (used in) operating activities	39,471	(13,524)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,479)	(6,033)
Net cash used in investing activities	(1,479)	(6,033)
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	(29,085)	13,238
Borrowing under note payable	—	3,139
Payments under notes payable	(819)	(1,261)
Change in book overdraft	(2,974)	3,648
Payments of earn-out liability	(1,736)	(2,813)
Payments of obligations under capital lease	(221)	(521)
Proceeds from capital lease obligations	—	587
Proceeds from stock issued under stock option plans	251	4,428
Payment for deferred financing costs	(27)	(597)
Payment of taxes related to net-settled stock awards	(28)	(81)
Net cash provided by (used in) financing activities	(34,639)	19,767
Effect of foreign currency on cash flow	(241)	389
Net change in cash and cash equivalents	3,112	599
Cash and cash equivalents at beginning of the period	9,113	7,172
Cash and cash equivalents at end of the period	$12,225	$7,771
Supplemental Cash Flow Information
Interest paid	$2,285	$1,341
Income taxes paid, net	1,134	2,346
Supplemental Non-Cash Investing and Financing Activities
Financed and accrued purchases of property and equipment	421	44

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. In the three months ended March 31, 2018, we generated approximately 76% of our revenue in our Commercial segment, 10% of our revenue in our Public Sector segment, 10% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment.

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

Our United Kingdom segment consists of results of our UK subsidiary, PCM Technology Solutions UK, Ltd. (“PCM UK”), and its wholly-owned subsidiaries, which serve as our hub for the UK and the rest of Europe. PCM UK commenced its sales operations in May 2017.

2. New Accounting Standards and Accounting Policy

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides a more robust framework to use in determining when a set of assets and activities is a business. ASU 2017-01 provides a more narrow definition of what is referred to as outputs and align it with how outputs are described in Topic 606 in order to narrow the broad interpretations of the definition of a business. ASU 2017-01 is effective for public companies in their annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted ASU 2017-01 effective January 1, 2018 and it did not have a material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate the diversity in practice related to classification of eight types of cash flows. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted ASU 2016-15 effective January 1, 2018 and it did not have a material effect on our consolidated financial statements.

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

Adoption of New Revenue Recognition Standard

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “ASC 606”), which, along with amendments issued in 2015 and 2016, replaced most existing revenue recognition guidance under GAAP and eliminated industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively by recognizing the cumulative effect of initially applying the guidance to all contracts existing at the date of initial application (the modified retrospective method). The ASU, as amended, was effective beginning in the first quarter of 2018. We adopted the guidance on January 1, 2018 using the full retrospective method and we have retrospectively adjusted our prior period financial information presented herein. See below for more information.

We have finalized the accounting policies under the new guidance and determined it to impact two revenue streams as follows:

●	Timing of revenue recognition of product in transit to customers - different businesses within PCM have had varying terms of sale related to when title and risk of loss transfer to the customer, either upon shipment or delivery. Historically, regardless of the terms of sale, we have recorded revenue upon delivery to the customer. The adoption of ASU 2014-09 changes the way we would recognize revenue for sales with terms where title and risk of loss transfer at shipping point, such that they are now to be recorded at shipment, which is when we transfer control, rather than upon delivery, to our customers. Given that we are migrating to a common ERP, and to ensure consistent application of the new revenue standard across all of our businesses as we adopt and implement ASU 2014-09, we changed the terms of sale in the fourth quarter of 2017 such that all of our businesses have terms where title and risk of loss transfer upon delivery to the customer. As a result, we will continue to record all sales in 2018 and beyond similar to how we have historically recorded them in 2017 and prior by recording them upon delivery to our customers. Since we have elected the retrospective method of adoption, the 2016 and 2017 results will reflect the impact of recording revenue at its historical stated terms and conditions. See below for more information.

●	Gross vs. net treatment of certain security software revenues – in certain security software transactions when accompanying third-party delivered software assurance is deemed to be critical or essential to the core functionality of the software license, we have determined that the software license and the accompanying third-party delivered software assurance are a single performance obligation. The value of the product is primarily the accompanying support delivered by a third-party and therefore we act as an agent in these transactions, which are recognized on a net basis. We currently recognize revenue from the software license on a gross basis (i.e., acting as a principal) and accompanying third-party delivered software assurance on a net basis. This change reduces both net sales and cost of sales with no impact on reported gross profit.

●	The accounting for revenue related to hardware, software (excluding the above) and services remains unchanged.

The adoption of ASU 2014-09 impacts our financial results as follows for the periods presented below (some items may not foot across due to rounding) (in thousands, except per share amounts):

	Three Months Ended March 31, 2017			Three Months Ended June 30, 2017			Three Months Ended September 30, 2017			Three Months Ended December 31, 2017
	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted
Net sales	$524,399	$(1,639)	$522,760	$560,110	$(4,028)	$556,082	$545,479	$(2,204)	$543,275	$563,448	$(18,678)	$544,770
Gross profit	78,205	293	78,498	85,371	(226)	85,145	81,294	163	81,457	80,852	(1,224)	79,628
Gross profit margin	14.9%	10 bps	15.0%	15.2%	7 bps	15.3%	14.9%	9 bps	15.0%	14.3%	27 bps	14.6%

Operating profit (loss)	4,473	238	4,711	5,624	(220)	5,404	1,385	121	1,506	(41)	(952)	(993)

Income tax expense (benefit)	(1,069)	93	(976)	1,273	(86)	1,187	427	47	474	353	(371)	(18)

Net income (loss)	4,027	145	4,172	2,500	(134)	2,366	(841)	74	(767)	(2,595)	(581)	(3,176)

Earnings (Loss) Per Share:
Basic	0.33	0.01	0.34	0.20	(0.01)	0.19	(0.07)	0.01	(0.06)	(0.22)	(0.05)	(0.27)
Diluted	0.30	0.01	0.31	0.19	(0.01)	0.18	(0.07)	0.01	(0.06)	(0.22)	(0.05)	(0.27)

	At March 31, 2017			At June 30, 2017			At September 30, 2017
	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted
Accounts receivable	$354,301	$12,618	$366,919	$442,460	$12,269	$454,729	$412,733	$14,497	$427,230
Inventory	66,417	(11,331)	55,086	77,439	(11,208)	66,231	74,871	(13,273)	61,598
Total current assets	446,602	1,287	447,889	541,735	1,061	542,796	506,011	1,224	507,235
Total assets	611,045	1,287	612,332	710,041	1,061	711,102	678,537	1,224	679,761

Accounts payable	241,470	236	241,706	355,834	229	356,063	271,841	271	272,112
Total current liabilities	447,006	236	447,242	536,910	229	537,139	506,050	271	506,321

Deferred income tax liability	1,556	410	1,966	3,758	324	4,082	3,819	371	4,190
Total liabilities	473,698	646	474,344	569,386	554	569,940	548,548	643	549,191

Retained Earnings	32,184	641	32,825	34,778	507	35,285	33,843	581	34,424
Total stockholders’ equity	137,347	641	137,988	140,655	507	141,162	129,989	581	130,570
Total liabilities and stockholders’ equity	611,045	1,287	612,332	710,041	1,061	711,102	678,537	1,224	679,761

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted
Net sales	$2,193,436	$(26,549)	$2,166,887	$2,250,587	$(11,030)	$2,239,557
Gross profit	325,722	(994)	324,728	318,801	126	318,927
Gross profit margin	14.8%	14 bps	15.0%	14.2%	8 bps	14.2%

Operating profit	11,441	(813)	10,628	34,791	110	34,901

Income tax expense	984	(317)	667	11,115	43	11,158

Net income	3,091	(496)	2,595	17,593	67	17,660

Earnings Per Share:
Basic	0.25	(0.04)	0.21	1.49	0.01	1.49
Diluted	0.24	(0.04)	0.20	1.40	0.01	1.41

	At December 31, 2017			At December 31, 2016
	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted	As Reported	New Revenue Recognition Standard Adjustment	As Adjusted
Accounts receivable	$439,658	$-	$439,658	$358,949	$9,647	$368,596
Inventory	103,471	-	103,471	80,872	(8,653)	72,219
Total current assets	561,575	-	561,575	469,055	994	470,049
Total assets	740,252	-	740,252	629,810	994	630,804

Accounts payable	289,201	-	289,201	276,524	180	276,704
Total current liabilities	569,294	-	569,294	474,052	180	474,232

Deferred income tax liability	3,102	-	3,102	1,498	317	1,815
Total liabilities	612,626	-	612,626	501,339	498	501,837

Retained Earnings	31,248	-	31,248	28,251	496	28,747
Total stockholders’ equity	127,626	-	127,626	128,471	496	128,967
Total liabilities and stockholders’ equity	740,252	-	740,252	629,810	994	630,804

Revenue Recognition Policy

We adhere to the guidelines and principles of revenue recognition described in ASC 606. Under ASC 606, we identify and account for a contract with a customer when it has written approval and commitment of the parties, the rights of the parties including payment terms are identified, the contract has commercial substance, and consideration is probable of collection. We recognize revenue upon delivery to the customer when control, title and risk of loss of a promised product or service transfers to a customer, as per our contractual agreement with customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those products or services. In certain types of arrangements, as discussed more fully below, revenue from sales of third-party vendor products or services is recorded on a net basis when we act as an agent between the customer and the vendor, and on a gross basis when we act as the principal for the transaction. To determine whether the company is an agent or principal, we consider whether we obtain control of the products or services before they are transferred to the customer, as well as whether we have primary responsibility for fulfillment to the customer, inventory risk and pricing discretion.

Product and service revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The following indicators are evaluated in determining when control has transferred to the customer: (i) the Company has a right to payment, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product to the customer, (iv) the customer has the significant risk and rewards of ownership, and (v) the customer has accepted the product.

Products

Revenue from sales of product (hardware and software) is recognized at a point in time when the product has been delivered to the customer. The Company’s shipping terms are FOB destination and it is upon delivery that the Company has right to payment, the customer obtains legal title to the product, and physical possession of the product has transferred to the customer. We act as the principal in these transactions and, as such, record product revenue at gross sales amounts. For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers. Therefore, these revenues are also recognized at gross sales amounts.

When product sales incorporate a bill and hold arrangement, whereby the customer agrees to purchase product but requests delivery at a later date, we have determined that control transfers when the product is ready for delivery, which occurs when the product has been set aside or obtained specifically to fulfill the contract with the customer. It is at this point that we have right to payment, the customer obtains legal title, and the customer has the significant risks and rewards of ownership.

We recognize certain products on a net basis, as an agent. Products in this category include the sale of third-party services, warranties, software assurance (“SA”), and subscriptions.

Warranties represent third-party product warranties. Warranties not sold separately are assurance-type warranties that only provide assurance that products will conform to the manufacturer’s specifications and are not considered separate performance obligations. Warranties that are sold separately, such as extended warranties, provide the customer with a service in addition to assurance that the product will function as expected. We consider these service-type warranties to be separate performance obligations from the underlying product. We arrange for a third-party to provide those services and therefore we act as an agent in the transaction and record revenue on a net basis at the point of sale.

SA is a product that allows customers to upgrade their software, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. Most software licenses are sold with accompanying third-party delivered SA. The Company evaluates whether the SA is a separate performance obligation by assessing if the third-party delivered SA is critical to the core functionality of the software. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the initial software delivered, and if the customer would expect updates to the software to maintain the functionality. When the SA for a software product is deemed critical to maintaining the core functionality of the underlying software, the software license and SA are considered a single performance obligation and the value of the product is primarily the SA service delivered by a third-party. Therefore, the Company is acting as an agent in these transactions and the revenue is recognized on a net basis when the underlying software is delivered to the customer  . Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction. When the SA for a software product is deemed not critical to the core functionality of the underlying software, the SA is recognized as a separate performance obligation and the revenue is recognized on a net basis when the underlying software license is delivered to the customer.

Some of our larger customers are offered the opportunity by certain of our vendors to purchase software licenses and SA under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, our vendors will transfer the license and invoice the customer directly, and we act as a sales agent in the transaction. In addition to the vendor being primarily responsible for fulfilling the promise to the customer, they also assume the inventory risk as they are responsible for providing remedy or refund if the customer is not satisfied with the delivered services. At the time of sale, our obligation as an agent is fulfilled and we recognize revenue in the amount of an agency fee or commission. We record these fees as a component of net sales and there is no corresponding cost of sales amount. In certain instances, we invoice the customer directly under an EA and account for the individual items sold based on the nature of the item. Our vendors typically dictate how the EA will be sold to the customer.

Services

Service revenues are recognized over time since customers simultaneously receive and consume the benefits of the Company’s services as they are provided. The Company acts as the principal in service transactions and therefore recognizes revenue on a gross basis. Revenue for data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period the service is performed in the amount to which the Company has the right to invoice in accordance with the practical expedient in paragraph 606-10-55-18. Revenue for fixed fee services are recognized using an input method based on the total number of hours incurred for the period as a proportion of the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

Bundled Arrangements

Bundled arrangements are contracts that can include various combinations of products and services. When a contract includes multiple performance obligations delivered at varying times, we determine whether the delivered items are distinct under ASC 606. For arrangements with multiple performance obligations, the transaction price is allocated among the performance obligations based on their relative standalone selling prices (“SSP”). When observable evidence from recent transactions exists, it is used to confirm that prices are representative of SSP. When evidence from recent transactions is not available, an expected cost plus a margin approach is used.

Sales In Transit

In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days that products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been delivered to our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on the timing of revenue recognized for the current period.

Freight Costs

The Company records freight billed to its customers on a gross basis to net sales and related freight costs to cost of sales when the product is delivered  to the customer. For freight not billed to its customers, the Company records the freight costs as cost of sales. The Company’s shipping terms are F.O.B destination, which results in shipping being performed before the customer obtains control of the product, thus shipping activities are not a promised service to the customer. Rather, shipping is an activity to fulfill the promise to deliver the products.

Other

The Company’s contracts give rise to variable consideration in the form of sales returns and allowances which we estimate at the most likely amount to which we are expected to be entitled. This estimate is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The most likely amount estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of the Company’s anticipated performance and historical experience and are recorded at the time of sale.

Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions, credit card chargebacks, and taxes collected from customers. If the actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional reductions to revenue may be required.

Generally, the period between when control of the promised products or services transfer to the customer and when the customer pays for the product or service is one year or less. As such, we elected the practical expedient allowed in paragraph 606-10-32-18 and we do not adjust product and service consideration for the effects of a significant financing component.

The amortization period of any asset resulting from incremental costs of obtaining a contract would generally be one year or less. As such, we elected the practical expedient allowed in paragraph 340-40-25-4 and we expense these costs as incurred.

The following table presents our total net sales disaggregated by our major product line and our reportable segments (in thousands):

	Three Months Ended March 31, 2018
	Hardware & Software Products	Services	Total
Commercial	$381,769	$32,962	$414,731
Public Sector	52,921	3,141	56,062
Canada	46,600	7,520	54,120
United Kingdom	16,668	1,405	18,073
Corporate & Other	(154)	—	(154)
Total	$497,804	$45,028	$542,832

	Three Months Ended March 31, 2017
	Hardware & Software Products	Services	Total
Commercial	$380,362	$27,158	$407,520
Public Sector	64,436	2,170	66,606
Canada	41,161	7,499	48,660
United Kingdom	—	—	—
Corporate & Other	(26)	—	(26)
Total	$485,933	$36,827	$522,760

The change in our deferred revenue related to contracts with customers was as follows (in thousands):

	Current		Long-Term		Total
Balance at December 31, 2017	$7,913	(1)	$463	(2)	$8,376
Deferral of revenue	4,013		374		4,387
Recognition of deferred revenue	(5,322)		—		(5,322)
Foreign currency translation	21		—		21
Balance at March 31, 2018	$6,625	(1)	$837	(2)	$7,462

(1)	Presented as “Deferred revenue” on our consolidated balance sheets.
(2)	Presented as part of “Other long-term liabilities” on our consolidated balance sheets.

At March 31, 2018, we had an immaterial amount of contract assets resulting from revenue being recognized in excess of the amount that we have the right to invoice the customer.

Revenue allocated to remaining performance obligations represents non-cancellable contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be delivered and recognized as revenue in future periods. Contracted, but not recognized, revenue was $12.7 million as of March 31, 2018, of which we expect to recognize approximately 53% over the next 12 months and the remainder thereafter. We applied the practical expedient provided under ASC 606-10-50-14(a) and have not included information about remaining performance obligations that have original expected duration of one year or less.

3. Acquisition

On December 22, 2017, PCM UK, our UK based subsidiary, completed the acquisition of Provista Technology for an initial purchase price of £3.4 million, net of cash acquired and including £1.1 million of accrued earn-out liability (or $4.5 million, net of cash acquired and including $1.4 million of accrued earn-out liability). Provista Technology has expertise across a range of technologies and manufacturers including Cisco, Avaya, Cisco Meraki, Huawei, Checkpoint, and other leading vendors, with offerings encompassing all aspects of Cloud Networking, Cloud Video, Hyperconvergence, Security, Collaboration, Secure Wireless and IP LAN, WAN & Data Center Networks. We believe this acquisition will further enhance PCM UK’s expertise and vendor accreditations in the United Kingdom as a Cisco Gold Partner, allowing PCM UK and its subsidiaries to offer further consultancy, integration and supply of services and solutions across the UK marketplace while replicating many existing offerings from our North American organization. As part of the Provista acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2018, 2019 and 2020 (each year the “measurement period”), and payable 90 days in arrears following each measurement period. As of March 31, 2018, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out periods to be approximately $1.5 million, of which we have included $0.5 million in “Accrued expenses and other current liabilities” and $1.0 million in “Other long-term liabilities” on our consolidated balance sheet as of March 31, 2018. The accounting for the acquisition of Provista Technology is currently preliminary and we continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction.

4. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows (in thousands) by segment:

	Commercial	Public Sector	Canada	United Kingdom	Total
Balance at December 31, 2017	$69,735	$8,322	$4,997	$4,714	$87,768
Foreign currency translation	—	—	(122)	177	55
Balance at March 31, 2018	$69,735	$8,322	$4,875	$4,891	$87,823

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At March 31, 2018				At December 31, 2017
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	5	$5,722	(1)	$1,491	$4,231	$7,739	(1)	$3,186	$4,553
Customer relationships	15	13,469		8,190	5,279	13,533		7,799	5,734
Non-compete agreements	4	2,371		1,723	648	2,377		1,574	803
Total intangible assets		$21,562		$11,404	$10,158	$23,649		$12,559	$11,090

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.9 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. Estimated amortization expense for intangible assets as of March 31, 2018 in each of the next five years and thereafter is as follows: $2.1 million in the remainder of 2018, $1.9 million in 2019, $1.3 million in 2020, $0.5 million in 2021, $0.4 million in 2022 and $1.1 million thereafter.

5. Debt

The following table sets forth our outstanding debt balances (in thousands):

	At March 31,	At December 31,
	2018	2017
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$184,693	$213,778
Note payable, LIBOR plus 1.50%, maturing in March 2021	10,585	11,032
Note payable, LIBOR plus 1.50%, maturing in March 2021	1,864	1,943
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,354	4,404
Note payable, LIBOR plus 2.25%, maturing in January 2022	3,851	3,908
Note payable, LIBOR plus 2.25%, maturing in January 2020	6,721	6,798
Note payable, Prime rate plus 0.375% or LIBOR plus 2.375%, maturing in January 2020	7,610	7,710
Note payable, LIBOR plus 3.2%, maturing in May 2025	286	284
Other note payable, maturing in August 2018	175	175
Total	220,139	250,032
Less: Total current debt	188,155	217,140
Total non-current debt	$31,984	$32,892

The following table sets forth the maturities of our outstanding debt balance as of March 31, 2018 (in thousands):

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Total long-term debt obligations	$2,633	$3,278	$15,654	$10,121	$3,657	$103	$35,446
Revolving credit facility	184,693	—	—	—	—	—	184,693
Total	$187,326	$3,278	$15,654	$10,121	$3,657	$103	$220,139

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

The terms of our credit facility, as amended, provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit and a sub-line of up to £25,000,000 as the UK Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fifth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (vi) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%; and (vii) a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month. The terms of our credit facility are more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2018, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2018, we had $114.1 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

On July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of March 31, 2018, we had no outstanding balance under the Channel Finance Facility.

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

At March 31, 2018, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 3.42%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

6. Income Taxes

We determine our interim income tax provision by applying our effective income tax rate expected to be applicable for the full fiscal year to pre-tax income (loss) for the interim periods, adjusting the result for any discrete items which occurs during the interim period.

On December 22, 2017, U.S. tax legislation was enacted containing a broad range of tax reform provisions. The SEC staff concurrently issued Staff Accounting Bulletin No.118, providing additional guidance on accounting for the financial statement effects of U.S. tax reform and allowing companies to record provisional amounts during a one-year measurement period, not to extend beyond one year from the enactment date. As of March 31, 2018, we have not recorded incremental accounting adjustments to our provisional net tax benefit of $1.2 million recorded in December 2017 related to the impact on our deferred tax balances and the additional tax resulting from the mandatory deemed repatriation of foreign earnings. We expect to finalize our provisional estimates before the end of 2018 as additional data is prepared and analyzed, interpretations and assumptions are refined, and any additional guidance is issued.

Accounting for Uncertainty in Income Taxes

At March 31, 2018 and December 31, 2017, we had unrecognized tax benefits of $0.5 million and $0.5 million, respectively, related to research credits. For the three months ended March 31, 2018 and 2017, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at March 31, 2018 and December 31, 2017. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2013, and state income tax examinations for years subsequent to 2012. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

We made no repurchase of shares of our common stock under this program during the three months ended March 31, 2018. At March 31, 2018, we had $2.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

8. Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Potential common shares of approximately 816,000 and 87,000 for the three months ended March 31, 2018 and 2017 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

A reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$2,811	$4,172
Denominator:
Basic EPS - Weighted average number of common shares outstanding	11,846	12,356
Dilutive effect of stock awards	307	1,096
Diluted EPS - Weighted average number of common shares outstanding	12,153	13,452
Earnings per share:
Basic	$0.24	$0.34
Diluted	0.23	0.31

9. Segment Information

Summarized segment information for our operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended March 31, 2018
Net sales	$414,731	$56,062	$54,120	$18,073	$(154)	$542,832
Gross profit	65,848	6,024	8,361	3,515	(152)	83,596
Depreciation and amortization expense(1)	1,363	175	266	49	1,752	3,605
Operating profit (loss)	21,717	50	1,462	(292)	(16,695)	6,242

Three Months Ended March 31, 2017
Net sales	$407,520	$66,606	$48,660	$—	$(26)	$522,760
Gross profit	64,117	6,895	7,542	—	(56)	78,498
Depreciation and amortization expense(1)	1,394	207	307	—	1,614	3,522
Operating profit (loss)	18,448	1,394	1,224	(152)	(16,203)	4,711

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of March 31, 2018 and December 31, 2017, we had total consolidated assets of $712.2 million and $740.3 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $2.0 million and $1.5 million in the three month periods ended March 31, 2018 and 2017, respectively. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

The Company intends to seek to amend its answer to include counterclaims against the sellers in the Collab 9 transaction, including Collab9. These counterclaims assert claims for breach of contract, tortious interference, and intentional misrepresentation. The counterclaims include allegations that the sellers intentionally breached their representations and warranties concerning the financial statements of the business whose assets the Company acquired under the APA, and the need for minority business certifications which were required for certain acquired contracts under the APA. The counterclaims also include allegations that the sellers failed to disclose related party interests or retained control over Ovex Technologies (Private) Limited (“Ovex”), a third party operation in Pakistan that provided support functions for the acquired business. At this time, the outcome of this matter is uncertain.

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

Pakistan Litigation. On June 3, 2017, Ovex filed an action in Pakistan against En Pointe and PCM’s subsidiary in Pakistan claiming that En Pointe breached a contract pursuant to which Ovex provided En Pointe with back-office administrative support and customer service support. The complaint sought damages, declaratory relief that En Pointe’s termination of services contract should be suspended, and other injunctive relief. On the same date, the court in Pakistan issued a temporary order suspending the termination of the services contract pending a further hearing on the action and indicating that such order will not affect any other order or proceeding of any other competent judicial authority. En Pointe filed applications before the court in Pakistan seeking orders dismissing the injunction and staying the case filed by Ovex seeking damages. En Pointe’s applications were based on its assertion that any matters to be litigated arising out of or in connection with the services contract is subject to a binding and enforceable exclusive arbitration clause in the services contract. On October 10, 2017 the Civil court in Pakistan dismissed the case on grounds of the exclusive venue provision of the contract which requires the case to be litigated in arbitration in California. Ovex appealed the decision of the Civil Court to the High Court in Islamabad Pakistan. The High Court heard arguments by Ovex on the appeal in early November 2017. The case was temporarily adjourned by request to the High Court by Ovex with the consent of En Pointe and may be refixed for a future hearing on the appeal at the request of a party to the judge. The Company believes the claims by Ovex are speculative and wholly without merit, and intends to vigorously defend the claims on jurisdictional grounds. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter. On April 3, 2018, the sole shareholder of Ovex filed an action in Pakistan purportedly on behalf of Ovex against certain officers and directors of En Pointe, PCM and PCM’s subsidiary in Pakistan claiming that Ovex was harmed as a result of an alleged scheme to drive Ovex employees to leave Ovex and join Pakistan-based direct competitors of PCM and affiliates of PCM. No relief has been sought against PCM or any of its subsidiaries in the action. We believe that the claims in this action lack merit and are subject to the exclusive California arbitration clause in the Ovex services contract and the anti-suit injunction order previously granted by the U.S. District Court for the Central District of California, each as discussed below. We intend to seek appropriate further relief from the U.S. District Court under the anti-suit injunction order with respect to this action.

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

Federal Anti-Suit Injunction Action. On June 12, 2017, En Pointe filed a petition in the U.S. District Court for the Central District of California to compel arbitration in California for claims relating to the services contract with Ovex and for an anti-suit injunction against Ovex. In this action, En Pointe sought an order directing that any claims for damages arising out of the services contract must occur in arbitration, and any attempt to pursue damages in a foreign jurisdiction will be blocked by an anti-suit injunction. On September 11, 2017 the U.S. District Court issued an order compelling arbitration in California and granting the anti-suit injunction as requested in En Pointe’s petition. Ovex and its sole shareholder have continued to litigate in Pakistan in violation of the U.S. District Court’s order. We intend to seek appropriate relief from the U.S. District Court against Ovex and its sole shareholder for violations of the anti-suit injunction order.

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. In the three months ended March 31, 2018, we generated approximately 76% of our revenue in our Commercial segment, 10% of our revenue in our Public Sector segment, 10% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment.

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

Our United Kingdom segment consists of results of our UK subsidiary, PCM Technology Solutions UK, Ltd. (“PCM UK”), and its wholly-owned subsidiaries, which serve as our hub for the UK and the rest of Europe. PCM UK commenced its sales operations in May 2017.

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

	Three Months Ended March 31,
	2018	2017
Microsoft	13%	13%
HP Inc.	11	10

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

We are currently involved in several disputes related to our acquisition of En Pointe Technologies completed in April 2015. These proceedings are described under the heading “Legal Proceedings” in Part I, Item 1, Note 10 to the Notes to the Condensed Consolidated Financial Statements of this report and are incorporated herein by reference. Any litigation, arbitration or other dispute resolution process could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. While we intend to pursue and/or defend these actions vigorously, we cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

We adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “ASC 606”) effective January 1, 2018, utilizing the full retrospective method as discussed in Part I, Item 1, Note 2 of the Notes to the Condensed Consolidated Financial Statements of this report. Our prior period amounts presented herein have been adjusted accordingly. See below under Critical Accounting Policies and Estimates - Revenue Recognition – for more information.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition. We adhere to the guidelines and principles of revenue recognition described in ASC 606. Under ASC 606, we identify and account for a contract with a customer when it has written approval and commitment of the parties, the rights of the parties including payment terms are identified, the contract has commercial substance, and consideration is probable of collection. We recognize revenue upon delivery to the customer when control, title and risk of loss of a promised product or service transfers to a customer, as per our contractual agreement with customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those products or services. In certain types of arrangements, as discussed more fully below, revenue from sales of third-party vendor products or services is recorded on a net basis when we act as an agent between the customer and the vendor, and on a gross basis when we act as the principal for the transaction. To determine whether the company is an agent or principal, we consider whether we obtain control of the products or services before they are transferred to the customer, as well as whether we have primary responsibility for fulfillment to the customer, inventory risk and pricing discretion.

Product and service revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The following indicators are evaluated in determining when control has transferred to the customer: (i) the Company has a right to payment, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product to the customer, (iv) the customer has the significant risk and rewards of ownership, and (v) the customer has accepted the product.

Products

Revenue from sales of product (hardware and software) is recognized at a point in time when the product has been delivered to the customer. The Company’s shipping terms are FOB destination and it is upon delivery that the Company has right to payment, the customer obtains legal title to the product, and physical possession of the product has transferred to the customer. We act as the principal in these transactions and, as such, record product revenue at gross sales amounts. For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers. Therefore, these revenues are also recognized at gross sales amounts.

When product sales incorporate a bill and hold arrangement, whereby the customer agrees to purchase product but requests delivery at a later date, we have determined that control transfers when the product is ready for delivery, which occurs when the product has been set aside or obtained specifically to fulfill the contract with the customer. It is at this point that we have right to payment, the customer obtains legal title, and the customer has the significant risks and rewards of ownership.

We recognize certain products on a net basis, as an agent. Products in this category include the sale of third-party services, warranties, software assurance (“SA”), and subscriptions.

Warranties represent third-party product warranties. Warranties not sold separately are assurance-type warranties that only provide assurance that products will conform to the manufacturer’s specifications and are not considered separate performance obligations. Warranties that are sold separately, such as extended warranties, provide the customer with a service in addition to assurance that the product will function as expected. We consider these service-type warranties to be separate performance obligations from the underlying product. We arrange for a third-party to provide those services and therefore we act as an agent in the transaction and record revenue on a net basis at the point of sale.

SA is a product that allows customers to upgrade their software, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. Most software licenses are sold with accompanying third-party delivered SA. The Company evaluates whether the SA is a separate performance obligation by assessing if the third-party delivered SA is critical to the core functionality of the software. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the initial software delivered, and if the customer would expect updates to the software to maintain the functionality. When the SA for a software product is deemed critical to maintaining the core functionality of the underlying software, the software license and SA are considered a single performance obligation and the value of the product is primarily the SA service delivered by a third-party. Therefore, the Company is acting as an agent in these transactions and the revenue is recognized on a net basis when the underlying software is delivered to the customer  . Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction. When the SA for a software product is deemed not critical to the core functionality of the underlying software, the SA is recognized as a separate performance obligation and the revenue is recognized on a net basis when the underlying software license is delivered to the customer.

Some of our larger customers are offered the opportunity by certain of our vendors to purchase software licenses and SA under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, our vendors will transfer the license and invoice the customer directly, and we act as a sales agent in the transaction. In addition to the vendor being primarily responsible for fulfilling the promise to the customer, they also assume the inventory risk as they are responsible for providing remedy or refund if the customer is not satisfied with the delivered services. At the time of sale, our obligation as an agent is fulfilled and we recognize revenue in the amount of an agency fee or commission. We record these fees as a component of net sales and there is no corresponding cost of sales amount. In certain instances, we invoice the customer directly under an EA and account for the individual items sold based on the nature of the item. Our vendors typically dictate how the EA will be sold to the customer.

Services

Service revenues are recognized over time since customers simultaneously receive and consume the benefits of the Company’s services as they are provided. The Company acts as the principal in service transactions and therefore recognizes revenue on a gross basis. Revenue for data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period the service is performed in the amount to which the Company has the right to invoice in accordance with the practical expedient in paragraph 606-10-55-18. Revenue for fixed fee services are recognized using an input method based on the total number of hours incurred for the period as a proportion of the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

Bundled Arrangements

Bundled arrangements are contracts that can include various combinations of products and services. When a contract includes multiple performance obligations delivered at varying times, we determine whether the delivered items are distinct under ASC 606. For arrangements with multiple performance obligations, the transaction price is allocated among the performance obligations based on their relative standalone selling prices (“SSP”). When observable evidence from recent transactions exists, it is used to confirm that prices are representative of SSP. When evidence from recent transactions is not available, an expected cost plus a margin approach is used.

Sales In Transit

In accordance with our revenue recognition policy, we perform an analysis to estimate the number of days that products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions based on the estimated value of products that have shipped, but have not yet been delivered to our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on the timing of revenue recognized for the current period.

Freight Costs

The Company records freight billed to its customers on a gross basis to net sales and related freight costs to cost of sales when the product is delivered  to the customer. For freight not billed to its customers, the Company records the freight costs as cost of sales. The Company’s shipping terms are F.O.B destination, which results in shipping being performed before the customer obtains control of the product, thus shipping activities are not a promised service to the customer. Rather, shipping is an activity to fulfill the promise to deliver the products.

Other

The Company’s contracts give rise to variable consideration in the form of sales returns and allowances which we estimate at the most likely amount to which we are expected to be entitled. This estimate is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The most likely amount estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of the Company’s anticipated performance and historical experience and are recorded at the time of sale.

Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions, credit card chargebacks, and taxes collected from customers. If the actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional reductions to revenue may be required.

Generally, the period between when control of the promised products or services transfer to the customer and when the customer pays for the product or service is one year or less. As such, we elected the practical expedient allowed in paragraph 606-10-32-18 and we do not adjust product and service consideration for the effects of a significant financing component.

The amortization period of any asset resulting from incremental costs of obtaining a contract would generally be one year or less. As such, we elected the practical expedient allowed in paragraph 340-40-25-4 and we expense these costs as incurred.

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

	Three Months Ended March 31,
	2018	2017
Net sales	$542,832	$522,760
Cost of goods sold	459,236	444,262
Gross profit	83,596	78,498
Selling, general and administrative expenses	77,354	73,787
Operating profit	6,242	4,711
Interest expense, net	2,462	1,653
Equity income from unconsolidated affiliate	175	138
Income before income taxes	3,955	3,196
Income tax expense (benefit)	1,144	(976)
Net income	$2,811	$4,172

Basic and Diluted Earnings Per Common Share
Basic	$0.24	$0.34
Diluted	0.23	0.31

Weighted average number of common shares outstanding:
Basic	11,846	12,356
Diluted	12,153	13,452

	Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold	84.6	85.0
Gross profit	15.4	15.0
Selling, general and administrative expenses	14.3	14.1
Operating profit	1.1	0.9
Interest expense, net	0.4	0.3
Equity income from unconsolidated affiliate	0.0	0.0
Income before income taxes	0.7	0.6
Income tax expense (benefit)	0.2	(0.2)
Net income	0.5%	0.8%

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2018			2017
	Net Sales	Percentage of Total Net Sales		Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$414,731	76%		$407,520	78%	$7,211	2%
Public Sector	56,062	10		66,606	13	(10,544)	(16)
Canada	54,120	10		48,660	9	5,460	11
United Kingdom	18,073	3		—	—	18,073	NM	(1)
Corporate & Other	(154)	—		(26)	—	(128)	NM	(1)
Consolidated	$542,832	100	%(2)	$522,760	100%	$20,072	4

(1)	Not meaningful.
(2)	Does not foot due to rounding.

Consolidated net sales were $542.8 million in the three months ended March 31, 2018 compared to $522.8 million in the three months ended March 31, 2017, an increase of $20.0 million or 4%. Consolidated sales of services were $45.0 million in the three months ended March 31, 2018 compared to $36.8 million in the three months ended March 31, 2017, an increase of $8.2 million, or 22%, and represented 8% and 7% of consolidated net sales in the three months ended March 31, 2018 and 2017, respectively. Consolidated net sales growth primarily resulted from an $18.1 million increase in sales made in our new United Kingdom segment, but was negatively impacted by an $18.0 million increase in sales reported on a net basis.

Commercial net sales were $414.7 million in the three months ended March 31, 2018 compared to $407.5 million in the three months ended March 31, 2017, an increase of $7.2 million or 2%. Sales of services in our Commercial segment were $33.0 million in the three months ended March 31, 2018 compared to $27.2 million in the three months ended March 31, 2017, an increase of $5.8 million or 21%, and represented 8% and 7% of Commercial net sales in the three months ended March 31, 2018 and 2017, respectively. Net sales growth in our Commercial segment was negatively impacted by a $6.1 million increase in sales reported on a net basis.

Public Sector net sales were $56.1 million in the three months ended March 31, 2018 compared to $66.6 million in the three months ended March 31, 2017, a decrease of $10.5 million or 16%, primarily due to a $9.8 million increase in sales reported on a net basis. Our federal sales decreased by 20%, while our SLED sales decreased by 15%. Sales of services in our Public Sector segment were $3.1 million in the three months ended March 31, 2018 compared to $2.2 million in the three months ended March 31, 2017, an increase of $0.9 million or 45%, and represented 6% and 3% of Public Sector net sales in the three months ended March 31, 2018 and 2017, respectively. Our federal business net sales were negatively impacted in the quarter by the loss of a Federal contract, which we were unwilling to rebid at a loss. Our SLED business was negatively impacted by a $9.3 million increase in sales reported on a net basis, partially offset by a $1.4 million increase in sales of services.

Canada net sales were $54.1 million in the three months ended March 31, 2018 compared to $48.7 million in the three months ended March 31, 2017, an increase of $5.4 million, or 11%, despite a $1.4 million increase in sales reported on a net basis. Sales of services in our Canadian segment were $7.5 million in each of the three months ended March 31, 2018 and 2017, and represented 14% and 15% of Canada net sales in the three months ended March 31, 2018 and 2017, respectively.

Our United Kingdom segment, which officially launched in the second quarter of 2017, generated net sales of $18.1 million in the three months ended March 31, 2018.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $83.6 million in the three months ended March 31, 2018 compared to $78.5 million in the three months ended March 31, 2017, an increase of $5.1 million, or 6%. Consolidated gross profit margin increased to 15.4% in the three months ended March 31, 2018 from 15.0% in the same period last year. The increase in consolidated gross profit was primarily due to the increase in net sales, partially offset by a $2.5 million decrease in vendor consideration. The increase in consolidated gross profit margin was primarily due to an $18.0 million increase in sales reported on a net basis and an increase in selling margins driven by a higher mix of services and solutions, partially offset by a reduction in vendor consideration received as a percentage of net sales.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $77.4 million in the three months ended March 31, 2018 compared to $73.8 million in the three months ended March 31, 2017, an increase of $3.6 million or 5%. Consolidated SG&A expenses as a percentage of net sales increased slightly to 14.3% in the three months ended March 31, 2018 from 14.1% in the same period last year. The increase in consolidated SG&A expenses was primarily related to a $4.6 million increase in personnel costs, of which $3.1 million related to our new United Kingdom segment, which was launched in the second quarter of 2017. The increase in consolidated SG&A expenses was also impacted by a $0.6 million increase in lease expenses partially offset by a $1.6 million decrease in outside service costs primarily related to the termination of the Pakistani BPO service contract and a $0.6 million decrease in travel and entertainment expenses.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit (loss) margin by segment for the periods presented (in thousands):

	Three Months Ended March 31,								Change in
	2018			2017			Change in		Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Operating Profit (Loss)		Profit (Loss) Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$21,717	5.2%		$18,448	4.5%		$3,269	18%	0.7%
Public Sector	50	0.1		1,394	2.1		(1,344)	(96)	(2.0)
Canada	1,462	2.7		1,224	2.5		238	19	0.2
United Kingdom	(292)	(1.6)		(152)	—		(140)	92	(1.6)
Corporate & Other	(16,695)	(3.1	)(1)	(16,203)	(3.1	)(1)	(492)	3	— (1)
Consolidated	$6,242	1.1		$4,711	0.9		$1,531	32	0.2

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $6.2 million in the three months ended March 31, 2018 compared to $4.7 million in the three months ended March 31, 2017, an increase of $1.5 million or 32%.

Commercial operating profit was $21.7 million in the three months ended March 31, 2018 compared to $18.4 million in the three months ended March 31, 2017, an increase of $3.3 million or 18%. The increase in Commercial operating profit was primarily due to a $1.7 million increase in Commercial gross profit, a $0.4 million decrease in outside service costs and a decrease of $0.3 million in each of net advertising expenses, credit card processing costs and personnel costs.

Public Sector operating profit was $50,000 in the three months ended March 31, 2018 compared to $1.4 million in the three months ended March 31, 2017, a decrease of $1.3 million or 96%. The decrease in Public Sector operating profit was primarily due to $0.9 million decrease in Public Sector gross profit and a $0.7 million increase in personnel costs.

Canada operating profit was $1.5 million in the three months ended March 31, 2018 compared to $1.2 million in the three months ended March 31, 2017, an increase of $0.3 million or 19%. The increase in Canada operating profit was primarily due to a $0.8 million increase in Canada gross profit, partially offset by a $0.3 million increase in personnel costs.

United Kingdom operating loss was $0.3 million in the three months ended March 31, 2018 compared to $0.2 million in the three months ended March 31, 2017, an increase of $0.1 million. The increase in United Kingdom operating loss was primarily due to a $3.1 million increase in personnel costs and other SG&A expenses incurred since launch of its operations in May of 2017, partially offset by $3.5 million of gross profit.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $16.7 million in the three months ended March 31, 2018 compared to $16.2 million in the three months ended March 31, 2017, an increase of $0.5 million or 3%, which was primarily due to a $0.8 million increase in personnel costs.

Net Interest Expense

Total net interest expense for the three months ended March 31, 2018 was $2.5 million compared with $1.7 million in the same period of 2017, an increase of $0.8 million or 49%. The increase in net interest expense in the three months ended March 31, 2018 was primarily due to higher average interest rate and higher average loan balance outstanding in the three months ended March 31, 2018 compared to the same period in the prior year.

Income Taxes

We recorded an income tax expense of $1.1 million in the three months ended March 31, 2018 compared to income tax benefit of $1.0 million in the three months ended March 31, 2017. Our effective tax rate was 28.9% compared to (30.5)% in the prior year. Income taxes in the three months ended March 31, 2018 reflected the new lower Federal income tax rate and other factors within tax reform, compared to income taxes in the three months ended March 31, 2017 benefiting from a credit to income tax expense of $2.3 million related to the excess tax benefits associated with the exercise of stock options.

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

We had cash and cash equivalents of $12.2 million at March 31, 2018 and $9.1 million at December 31, 2017. Our working capital increased by $6.2 million to a negative working capital of $1.5 million at March 31, 2018 from negative working capital of $7.7 million at December 31, 2017.

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

We made no repurchases of shares of our common stock under this program during the three months ended March 31, 2018. At March 31, 2018, we had $2.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which historically received the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. The labor credits program ended at the end of fiscal year 2016. We have received full payment under all of our outstanding claims for labor credits under this program as of March 31, 2018.

Cash Flows from Operating Activities. Net cash provided by operating activities was $39.5 million in the three months ended March 31, 2018 compared to net cash used in operating activities of $13.5 million in the three months ended March 31, 2017.

The $39.5 million of net cash provided by operating activities in the three months ended March 31, 2018 was primarily due to a $28.0 million decrease in inventory primarily reflecting our sell through of certain purchases we made in the fourth quarter of 2017, a $2.1 million increase in our other accrued liabilities, a $1.9 million increase in accounts payable and a $1.7 million increase in other assets.

The $13.5 million of net cash used in operating activities in the three months ended March 31, 2017 was primarily due to a $38.6 million decrease in accounts payable, partially offset by a $17.1 million decrease in inventory.

Cash Flows from Investing Activities. Net cash used in investing activities was $1.5 million in the three months ended March 31, 2018 compared to $6.0 million in the three months ended March 31, 2017.

The $1.5 million of net cash used in investing activities in the three months ended March 31, 2018 was primarily related to investments in our IT infrastructure and leasehold improvements.

The $6.0 million of net cash used in investing activities in the three months ended March 31, 2017 was primarily related to a purchase of real property in Woodridge, Illinois for $3.1 million, investments in our IT infrastructure and leasehold improvements.

Cash Flows from Financing Activities. Net cash used in financing activities in the three months ended March 31, 2018 was $34.6 million compared to net cash provided by financing activities of $19.8 million in the three months ended March 31, 2017.

The $34.6 million of net cash used in financing activities in the three months ended March 31, 2018 was primarily related to $29.1 million of net payments made on our line of credit, a $3.0 million decrease in book overdraft and $1.7 million of earn-out liability payments.

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

The terms of our credit facility, as amended, provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit and a sub-line of up to £25,000,000 as the UK Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fifth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (vi) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%; and (vii) a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month. The terms of our credit facility are more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2018, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2018, we had $114.1 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

On July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of March 31, 2018, we had no outstanding balance under the Channel Finance Facility.

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

At March 31, 2018, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 3.42%.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, there has been no material change in any off-balance sheet arrangements since December 31, 2017.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 10 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three months ended March 31, 2018 other than compensation arrangements in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At March 31, 2018 the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2018. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2018, we had $184.7 million outstanding under our line of credit and $35.0 million outstanding under our notes payable with variable interest rates. At March 31, 2018, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $2.2 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. We have also recently commenced operations in the United Kingdom. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of March 31, 2018, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, other than ordinary routine litigation incidental to the business and certain other noteworthy proceedings described under the heading “Legal Proceedings” in Part I, Item 1, Note 10 to the Notes to the Condensed Consolidated Financial Statements of this report.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft represented approximately 13% of our net sales in each of the three months ended March 31, 2018 and 2017, and HP Inc. represented approximately 11% and 10% of our net sales in the three months ended March 31, 2018 and 2017, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

From time to time we receive claims and become subject to litigation, including consumer protection, employment, intellectual property and other litigation and government or third party audits related to the conduct of our business. Additionally, we may from time to time institute legal proceedings against third parties to protect our interests. For example, we are currently involved in several disputes related to the En Pointe acquisition. These proceedings are described under the heading “Legal Proceedings” in Part I, Item 1, Note 10 to the Notes to the Condensed Consolidated Financial Statements of this report. Any litigation, arbitration, audit, investigation or other dispute resolution process that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. We cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

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

The following exhibits are filed with this Report:

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

PCM, INC.
(Registrant)

Date: May 10, 2018	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

