Form 10-Q
period 2018-06-30
PCM, INC.
filed 2018-08-07
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, the registrant had 11,944,794 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,503	$9,113
Accounts receivable, net of allowances of $1,908 and $2,181	522,072	439,658
Inventories	78,491	103,471
Prepaid expenses and other current assets	9,198	9,333
Total current assets	621,264	561,575
Property and equipment, net	69,707	71,551
Goodwill	87,616	87,768
Intangible assets, net	9,443	11,090
Deferred income taxes	1,495	1,759
Investment and other assets	5,193	6,509
Total assets	$794,718	$740,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393,890	$289,201
Accrued expenses and other current liabilities	54,413	55,040
Deferred revenue	12,204	7,913
Line of credit	149,300	213,778
Notes payable — current	3,459	3,362
Total current liabilities	613,266	569,294
Notes payable	31,151	32,892
Other long-term liabilities	7,710	7,338
Deferred income taxes	3,836	3,102
Total liabilities	655,963	612,626
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,285,019 and 17,170,273 shares issued; 11,894,367 and 11,779,621 shares outstanding	17	17
Additional paid-in capital	135,899	134,646
Treasury stock, at cost: 5,390,652 shares	(38,536)	(38,536)
Accumulated other comprehensive income (loss)	(567)	251
Retained earnings	41,942	31,248
Total stockholders’ equity	138,755	127,626
Total liabilities and stockholders’ equity	$794,718	$740,252

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$546,430	$556,082	$1,089,262	$1,078,842
Cost of goods sold	456,013	470,937	915,249	915,199
Gross profit	90,417	85,145	174,013	163,643
Selling, general and administrative expenses	77,222	79,741	154,576	153,528
Operating profit	13,195	5,404	19,437	10,115
Interest expense, net	2,315	1,986	4,777	3,639
Equity income from unconsolidated affiliate	129	135	304	273
Income before income taxes	11,009	3,553	14,964	6,749
Income tax expense	3,126	1,187	4,270	211
Net income	$7,883	$2,366	$10,694	$6,538

Basic and Diluted Earnings Per Common Share
Basic	$0.66	$0.19	$0.90	$0.52
Diluted	0.64	0.18	0.88	0.48

Weighted average number of common shares outstanding:
Basic	11,912	12,574	11,878	12,477
Diluted	12,259	13,486	12,145	13,483

See Notes to the Condensed Consolidated Financial Statements.

3

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$7,883	$2,366	$10,694	$6,538

Other comprehensive income (loss):
Foreign currency translation adjustments	(562)	208	(818)	316
Total other comprehensive income (loss)	(562)	208	(818)	316
Comprehensive income	$7,321	$2,574	$9,876	$6,854

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$10,694	$6,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,913	6,913
Equity income from unconsolidated affiliate	(304)	(273)
Distribution from equity method investee	162	—
Provision for deferred income taxes	984	171
Non-cash stock-based compensation	1,432	1,223
Change in operating assets and liabilities:
Accounts receivable	(82,414)	(83,825)
Inventories	24,980	5,988
Prepaid expenses and other current assets	135	1,784
Other assets	1,571	1,294
Accounts payable	102,681	74,311
Accrued expenses and other current liabilities	1,247	(4,363)
Deferred revenue	4,291	(3,453)
Total adjustments	61,678	(230)
Net cash provided by operating activities	72,372	6,308
Cash Flows From Investing Activities
Purchases of property and equipment	(2,358)	(9,056)
Acquisition of Stack Technology	(166)	—
Net cash used in investing activities	(2,524)	(9,056)
Cash Flows From Financing Activities
Net payments under line of credit	(64,478)	(86)
Borrowing under note payable	—	3,139
Payments under notes payable	(1,638)	(1,992)
Change in book overdraft	1,952	5,038
Payments of earn-out liability	(2,199)	(6,523)
Payments of obligations under capital lease	(349)	(860)
Proceeds from capital lease obligations	—	587
Proceeds from stock issued under stock option plans	261	4,722
Payment for deferred financing costs	(43)	(635)
Payment of taxes related to net-settled stock awards	(450)	(783)
Net cash provided by (used in) financing activities	(66,944)	2,607
Effect of foreign currency on cash flow	(514)	274
Net change in cash and cash equivalents	2,390	133
Cash and cash equivalents at beginning of the period	9,113	7,172
Cash and cash equivalents at end of the period	$11,503	$7,305
Supplemental Cash Flow Information
Interest paid	$4,579	$3,263
Income taxes (refund) paid, net	(1,558)	3,314
Supplemental Non-Cash Investing and Financing Activities
Financed and accrued purchases of property and equipment	1,134	14

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. During the three months ended June 30, 2018, we generated approximately 75% of our revenue in our Commercial segment, 14% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 2% of our revenue in our United Kingdom segment. During the six months ended June 30, 2018, we generated approximately 76% of our revenue in our Commercial segment, 12% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment.

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

2. New Accounting Standards and Accounting Policies

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplified the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for public companies for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the effects that the adoption of ASU 2017-04 will have on our consolidated financial statements.

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

We have updated our accounting policies to conform with the new guidance, the adoption of which impacted two of our revenue streams as follows:

●

Timing of revenue recognition of product in transit to customers - different businesses within PCM have had varying terms of sale related to when title and risk of loss transfer to the customer, either upon shipment or delivery. Historically, regardless of the terms of sale, we have recorded revenue upon delivery to the customer. The adoption of ASU 2014-09 changes the way we recognize revenue for sales with terms where title and risk of loss transfer at shipping point, such that they are now to be recorded at shipment, which is when we transfer control, rather than upon delivery, to our customers. Given that we are migrating to a common ERP, and to ensure consistent application of the new revenue standard across all of our businesses, we changed the terms of sale in the fourth quarter of 2017 such that all of our businesses have terms where title and risk of loss transfer upon delivery to the customer. As a result, following our adoption of ASC 606 on January 1, 2018, we record all sales similar to how we have historically recorded them in 2017 and prior by recording them upon delivery to our customers. Since we have elected the retrospective method of adoption, the 2016 and 2017 results will reflect the impact of recording revenue at its historical stated terms and conditions. See below for more information.

7

●

Gross vs. net treatment of certain security software revenues – in certain security software transactions when accompanying third-party delivered software assurance is deemed to be critical or essential to the core functionality of the software license, we have determined that the software license and the accompanying third-party delivered software assurance are a single performance obligation. The value of the product is primarily the accompanying support delivered by a third-party and therefore we act as an agent in these transactions, which are recognized on a net basis. Following our adoption of ASC 606 on January 1, 2018, we recognize revenue from the software license on a gross basis (i.e., acting as a principal) and accompanying third-party delivered software assurance on a net basis. This change reduces both net sales and cost of sales with no impact on reported gross profit.

●	The accounting for revenue related to hardware, software (excluding the above) and services remains unchanged.

The adoption of ASU 2014-09 resulted in the following retrospective adjustments to our previously-reported financial statement amounts for the periods presented below (some items may not foot across due to rounding) (in thousands, except per share amounts):

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

SA is a product that allows customers to upgrade their software, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. Most software licenses are sold with accompanying third-party delivered SA. The Company evaluates whether the SA is a separate performance obligation by assessing if the third-party delivered SA is critical to the core functionality of the software. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the initial software delivered, and if the customer would expect updates to the software to maintain the functionality. When the SA for a software product is deemed critical to maintaining the core functionality of the underlying software, the software license and SA are considered a single performance obligation and the value of the product is primarily the SA service delivered by a third-party. Therefore, the Company is acting as an agent in these transactions and the revenue is recognized on a net basis when the underlying software is delivered to the customer. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction. When the SA for a software product is deemed not critical to the core functionality of the underlying software, the SA is recognized as a separate performance obligation and the revenue is recognized on a net basis when the underlying software license is delivered to the customer.

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

Services

Service revenues are recognized over time since customers simultaneously receive and consume the benefits of the Company’s services as they are provided. The Company is the principal in service transactions and therefore recognizes revenue on a gross basis. Revenue for data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period the service is performed in the amount to which the Company has the right to invoice in accordance with the practical expedient in paragraph 606-10-55-18. Revenue for fixed fee services are recognized using an input method based on the total number of hours incurred for the period as a proportion of the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

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

Sales In Transit

In order to recognize revenues in accordance with our revenue recognition policy under ASC 606, we perform an analysis to estimate the number of days that products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions that are initially recorded in our accounting records based on the estimated value of products that have shipped, but have not yet been delivered to our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on the timing of revenue recognized in future periods.

Freight Costs

The Company records freight billed to its customers on a gross basis to net sales and related freight costs to cost of sales when the product is delivered to the customer. For freight not billed to its customers, the Company records the freight costs as cost of sales. The Company’s shipping terms are FOB destination, which results in shipping being performed before the customer obtains control of the product, thus shipping activities are not a promised service to the customer. Rather, shipping is an activity to fulfill the promise to deliver the products.

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

The following table presents our total net sales disaggregated by our major product line and our reportable segments (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended June 30, 2018
Hardware & Software Products	$381,515	$69,945	$39,888	$12,325	$(160)	$503,513
Services	29,435	4,767	7,528	1,187	—	42,917
Total	$410,950	$74,712	$47,416	$13,512	$(160)	$546,430

Three Months Ended June 30, 2017
Hardware & Software Products	$408,276	$70,648	$36,214	$362	$(179)	$515,321
Services	27,617	5,779	7,365	—	—	40,761
Total	$435,893	$76,427	$43,579	$362	$(179)	$556,082

Six Months Ended June 30, 2018
Hardware & Software Products	$763,284	$122,866	$86,488	$28,993	$(314)	$1,001,317
Services	62,397	7,908	15,048	2,592	—	87,945
Total	$825,681	$130,774	$101,536	$31,585	$(314)	$1,089,262

Six Months Ended June 30, 2017
Hardware & Software Products	$788,638	$135,084	$77,375	$362	$(205)	$1,001,254
Services	54,775	7,949	14,864	—	—	77,588
Total	$843,413	$143,033	$92,239	$362	$(205)	$1,078,842

The change in our deferred revenue related to contracts with customers was as follows (in thousands):

	Current		Long-Term		Total
Balance at December 31, 2017	$7,913	(1)	$463	(2)	$8,376
Deferral of revenue	16,200		374		16,574
Recognition of deferred revenue	(11,872)		(207)		(12,079)
Foreign currency translation	(37)		—		(37)
Balance at June 30, 2018	$12,204	(1)	$630	(2)	$12,834

(1)	Presented as “Deferred revenue” on our consolidated balance sheets.
(2)	Presented as part of “Other long-term liabilities” on our consolidated balance sheets.

At June 30, 2018, we had an immaterial amount of contract assets resulting from revenue being recognized in excess of the amount that we have the right to invoice the customer.

Revenue allocated to remaining performance obligations represents non-cancellable contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be delivered and recognized as revenue in future periods. Contracted, but not recognized, revenue was $32.7 million as of June 30, 2018, of which we expect to recognize approximately 54% over the next 12 months and the remainder thereafter. We applied the practical expedient provided under ASC 606-10-50-14(a) and have not included information about remaining performance obligations that have original expected duration of one year or less.

3. Acquisition

On December 22, 2017, PCM UK, our UK based subsidiary, completed the acquisition of Provista Technology for an initial purchase price of £3.4 million, net of cash acquired and including £1.1 million of accrued earn-out liability (or $4.5 million, net of cash acquired and including $1.4 million of accrued earn-out liability). Provista Technology has expertise across a range of technologies and manufacturers including Cisco, Avaya, Cisco Meraki, Huawei, Checkpoint, and other leading vendors, with offerings encompassing all aspects of Cloud Networking, Cloud Video, Hyperconvergence, Security, Collaboration, Secure Wireless and IP LAN, WAN & Data Center Networks. We believe this acquisition will further enhance PCM UK’s expertise and vendor accreditations in the United Kingdom as a Cisco Gold Partner, allowing PCM UK and its subsidiaries to offer further consultancy, integration and supply of services and solutions across the UK marketplace while replicating many existing offerings from our North American organization. As part of the Provista acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2018, 2019 and 2020 (each year the “measurement period”), and payable 90 days in arrears following each measurement period. As of June 30, 2018, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out periods to be approximately $1.4 million, of which we have included $0.5 million in “Accrued expenses and other current liabilities” and $0.9 million in “Other long-term liabilities” on our consolidated balance sheet. The accounting for the acquisition of Provista Technology is currently preliminary and we continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction.

4. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows (in thousands) by segment:

	Commercial	Public Sector	Canada	United Kingdom	Total
Balance at December 31, 2017	$69,735	$8,322	$4,997	$4,714	$87,768
Adjustment related to acquisition of Stack Technology	—	—	—	166	166
Foreign currency translation	—	—	(211)	(107)	(318)
Balance at June 30, 2018	$69,735	$8,322	$4,786	$4,773	$87,616

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At June 30, 2018				At December 31, 2017
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	5	$5,711	(1)	$1,633	$4,078	$7,739	(1)	$3,186	$4,553
Customer relationships	15	13,424		8,555	4,869	13,533		7,799	5,734
Non-compete agreements	4	2,366		1,870	496	2,377		1,574	803
Total intangible assets		$21,501		$12,058	$9,443	$23,649		$12,559	$11,090

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.7 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively. Estimated amortization expense for intangible assets as of June 30, 2018 in each of the next five years and thereafter is as follows: $1.4 million in the remainder of 2018, $1.8 million in 2019, $1.3 million in 2020, $0.5 million in 2021, $0.4 million in 2022 and $1.1 million thereafter.

5. Debt

The following table sets forth our outstanding debt balances (in thousands):

	At June 30,	At December 31,
	2018	2017
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$149,300	$213,778
Note payable, LIBOR plus 1.50%, maturing in March 2021	10,138	11,032
Note payable, LIBOR plus 1.50%, maturing in March 2021	1,785	1,943
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,306	4,404
Note payable, LIBOR plus 2.25%, maturing in January 2022	3,793	3,908
Note payable, LIBOR plus 2.25%, maturing in January 2020	6,643	6,798
Note payable, Prime rate plus 0.375% or LIBOR plus 2.375%, maturing in January 2020	7,509	7,710
Note payable, LIBOR plus 3.2%, maturing in May 2025	261	284
Other note payable, maturing in August 2018	175	175
Total	183,910	250,032
Less: Total current debt	152,759	217,140
Total non-current debt	$31,151	$32,892

The following table sets forth the maturities of our outstanding debt balance as of June 30, 2018 (in thousands):

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Total long-term debt obligations	$1,813	$3,277	$15,653	$10,120	$3,655	$92	$34,610
Revolving credit facility	149,300	—	—	—	—	—	149,300
Total	$151,113	$3,277	$15,653	$10,120	$3,655	$92	$183,910

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2018, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2018, we had $158.3 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

On July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of June 30, 2018, we had no outstanding balance under the Channel Finance Facility.

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

At June 30, 2018, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 3.66%.

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

On December 22, 2017, U.S. tax legislation was enacted containing a broad range of tax reform provisions. The SEC staff concurrently issued Staff Accounting Bulletin No.118, providing additional guidance on accounting for the financial statement effects of U.S. tax reform and allowing companies to record provisional amounts during a one-year measurement period, not to extend beyond one year from the enactment date. As of June 30, 2018, we have not recorded incremental accounting adjustments to our provisional net tax benefit of $1.2 million recorded in December 2017 related to the impact on our deferred tax balances and the additional tax resulting from the mandatory deemed repatriation of foreign earnings. Further, we are continuing to evaluate the provisions related to global intangible low tax income (GILTI) and have not yet made a policy election to account for GILTI as a period expense or to recognize the impact of GILTI in our deferred taxes. We expect to finalize our provisional estimates before the end of 2018 as additional data is prepared and analyzed, interpretations and assumptions are refined, and any additional guidance is issued. For additional information regarding 2017 U.S. tax reform, see Note 9 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017.

Accounting for Uncertainty in Income Taxes

We had unrecognized tax benefits of $0.5 million related to research credits at June 30, 2018 and December 31, 2017. During the three and six months ended June 30, 2018 and 2017, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at June 30, 2018 and December 31, 2017. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

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

We made no repurchase of shares of our common stock under this program during the three and six months ended June 30, 2018. At June 30, 2018, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

8. Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended June 30, 2018 and 2017, approximately 988,000 and 114,000 common shares, respectively, have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the six months ended June 30, 2018 and 2017, approximately 775,000 and 107,000 common shares, respectively, have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

A reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$7,883	$2,366	$10,694	$6,538
Denominator:
Basic EPS - Weighted average number of common shares outstanding	11,912	12,574	11,878	12,477
Dilutive effect of stock awards	347	912	267	1,006
Diluted EPS - Weighted average number of common shares outstanding	12,259	13,486	12,145	13,483
Net earnings per share:
Basic	$0.66	$0.19	$0.90	$0.52
Diluted	0.64	0.18	0.88	0.48

9. Segment Information

Summarized segment information for our operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended June 30, 2018
Net sales	$410,950	$74,712	$47,416	$13,512	$(160)	$546,430
Gross profit	70,147	10,377	7,378	2,672	(157)	90,417
Depreciation and amortization expense(1)	1,255	123	231	73	1,626	3,308
Operating profit (loss)	25,492	4,633	1,166	(1,102)	(16,994)	13,195

Three Months Ended June 30, 2017
Net sales	$435,893	$76,427	$43,579	$362	$(179)	$556,082
Gross profit	66,992	11,064	7,185	53	(149)	85,145
Depreciation and amortization expense(1)	1,430	207	198	—	1,556	3,391
Operating profit (loss)	19,530	4,832	291	(1,585)	(17,664)	5,404

Six Months Ended June 30, 2018
Net sales	$825,681	$130,774	$101,536	$31,585	$(314)	$1,089,262
Gross profit	135,995	16,401	15,739	6,187	(309)	174,013
Depreciation and amortization expense(1)	2,618	298	497	122	3,378	6,913
Operating profit (loss)	47,209	4,683	2,628	(1,394)	(33,689)	19,437

Six Months Ended June 30, 2017
Net sales	$843,413	$143,033	$92,239	$362	$(205)	$1,078,842
Gross profit	131,109	17,959	14,727	53	(205)	163,643
Depreciation and amortization expense(1)	2,824	414	505	—	3,170	6,913
Operating profit (loss)	37,978	6,226	1,515	(1,737)	(33,867)	10,115

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of June 30, 2018 and December 31, 2017, we had total consolidated assets of $794.7 million and $740.3 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.9 million and $1.5 million in the three month periods ended June 30, 2018 and 2017, respectively, and $4.0 million and $2.9 million in the six month periods ended June 30, 2018 and 2017, respectively. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

Delaware Litigation with Collab9. On December 5, 2016, Collab9, Inc. (formerly, En Pointe Technologies Sales, Inc.) filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of Delaware in New Castle County, Delaware. The action arises out of a March 12, 2015 Asset Purchase Agreement (“APA”) pursuant to which the Company acquired assets of Collab9’s information technology solutions business. Collab9’s complaint alleged that the Company breached the APA by failing to pay Collab9 the full amount of the periodic “earn-out” payments to which Collab9 is entitled under the APA. The complaint also alleged that the Company breached an obligation to cooperate with Collab9’s evaluation of its claim for breach of the APA’s earn-out provisions. The complaint did not specify the amount of damages Collab9 is seeking, but asserted that the amount of underpayment is “millions of dollars.” On February 8, 2017, the Company filed an answer to Collab9’s complaint in which the Company denied that it breached the APA and asserted that there is no merit in Collab9’s claim. On March 5, 2018, Collab9 filed a motion for leave to amend its pleadings to add new allegations in support of its earn-out claim and to advance additional theories of recovery. Collab9’s Second Amended Complaint was accepted for filing on June 20, 2018. In it, Collab9 advances four counts, or “causes of action,” in which it alleges that the Company (i) failed to include in the earn-out payments a portion of internally delivered services revenue calculated across all consolidated Company businesses rather than the acquired En Pointe business; (ii) transferred accounts and sales persons away from the En Pointe business for the purpose of reducing the earn-out payment calculation; (iii) had an implied duty to maintain a separate financial accounting system for the purpose of tracking earn-out payment calculations; (iv) failed to provide Collab9 with a sublicense to certain SAP software acquired by the Company under the APA; (v) obtained and modified certain data that Collab9 delivered to the Company; and (vi) failed to cooperate with Collab9 to indemnify it in connection with the foregoing claims. Collab9 further asserts breaches of the APA and the implied covenant of good faith and fair dealing, and that the Company’s certification of earn-out payments other than in accordance with these new allegations was fraudulent. On June 27, 2018, the Company moved to dismiss two of the four counts and otherwise answered the complaint. The Company believes the claims are speculative and wholly without merit, and intends to vigorously defend the claims. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

In its June 27, 2018 answer, the Company also included counterclaims against the sellers in the Collab 9 transaction, including Collab9. These counterclaims assert claims for breach of contract, tortious interference, and intentional misrepresentation. The counterclaims include allegations that the sellers intentionally breached their representations and warranties concerning the financial statements of the business whose assets the Company acquired under the APA, and the need for minority business certifications which were required for certain acquired contracts under the APA. The counterclaims also include allegations that the sellers failed to disclose related party interests or retained control over Ovex Technologies (Private) Limited (“Ovex”), a third party operation in Pakistan that provided support functions for the acquired business. At this time, the outcome of this matter is uncertain.

California Litigation with Collab9. On January 13, 2017, Collab9 filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of California for the County of Los Angeles. The complaint alleged that, in connection with the Company’s processing of transactions with certain customers whose contracts the Company purchased the rights to under the APA following the closing of the APA, the Company, without authorization, accessed and altered electronically stored data of which Collab9 claims to have retained ownership. It further alleged that, although Collab9 authorized the Company to access the data in question during a post-closing transition period, the Company continued to access and alter the data Collab9 claims to own after an alleged termination of such authorization, and, in so doing, violated California’s Computer Data Access and Fraud Act. On February 21, 2017, the Company moved to dismiss the case on the ground that the APA governs this dispute and contains a provision designating New Castle County, Delaware as the exclusive forum in which claims arising out of or relating to the APA may be brought. Following briefing and oral argument on July 12, 2017, the court granted the Company’s motion to dismiss. Collab9 did not include these claims in its Second Amended Complaint in the Delaware Litigation described above, and we do not know whether Collab9 will refile the claims in a Delaware court. The Company believes the claims are wholly without merit, and if pursued by Collab9 in Delaware, the Company intends to vigorously defend against them.

California Litigation Against Yunus, Ovex, Din and Zones. On February 22, 2017, En Pointe filed an action against former employee Imran Yunus in California Superior Court alleging misappropriation of trade secrets, breach of contract, and other claims relating to Mr. Yunus’s departure from his employment at En Pointe to commence employment at a competitor. After discovering new facts about an alleged conspiracy to cause Ovex employees to resign and join a competitor, En Pointe amended the complaint on June 1, 2017 to add Zones, Inc., Ovex and Bob Din as defendants. In its complaint, En Pointe seeks damages against Zones, Yunus, and Din, and injunctive relief against all defendants. The core allegations relate to an alleged scheme orchestrated by defendant Din to conspire with Ovex management to cause Ovex employees to leave Ovex, taking En Pointe’s confidential information and trade secrets, and join competitor Zones. On June 6, 2017, a temporary restraining order was issued by the court in which defendants were ordered, among other things, to immediately provide En Pointe with access to information in their possession and to not use or disclose En Pointe’s trade secrets and confidential information. Ovex partially complied with the order. On July 13, 2017, the court denied En Pointe’s request for a preliminary injunction, without prejudice, and dissolved the temporary restraining order for periods after July 13, 2017 without relieving defendants of their obligations while the temporary restraining order was in effect. The court based its decision primarily upon its determination that, at this stage of the litigation, there lacked sufficient evidence at this time to support the continued need for injunctive relief. In November 2017, we voluntarily dismissed the action without prejudice in order to seek resolution of disputes regarding data ownership and use rights in the pending Delaware Litigation with Collab9 described above. Depending on the outcome of the Delaware case, we may decide to reinstate this action in California.

Pakistan Litigation. On June 3, 2017, Ovex filed an action in Pakistan against En Pointe and PCM’s subsidiary in Pakistan claiming that En Pointe breached a contract pursuant to which Ovex provided En Pointe with back-office administrative support and customer service support. The complaint sought damages, declaratory relief that En Pointe’s termination of services contract should be suspended, and other injunctive relief. On the same date, the court in Pakistan issued a temporary order suspending the termination of the services contract pending a further hearing on the action and indicating that such order will not affect any other order or proceeding of any other competent judicial authority. En Pointe filed applications before the court in Pakistan seeking orders dismissing the injunction and staying the case filed by Ovex seeking damages. En Pointe’s applications were based on its assertion that any matters to be litigated arising out of or in connection with the services contract is subject to a binding and enforceable exclusive arbitration clause in the services contract. On October 10, 2017 the Civil court in Pakistan dismissed the case on grounds of the exclusive venue provision of the contract which requires the case to be litigated in arbitration in California. Ovex appealed the decision of the Civil Court to the High Court in Islamabad Pakistan. The High Court heard arguments by Ovex on the appeal in early November 2017. The case was temporarily adjourned by request to the High Court by Ovex with the consent of En Pointe and has been refixed for a hearing on August 13, 2018. The Company believes the claims by Ovex are speculative and wholly without merit, and intends to vigorously defend the claims on jurisdictional grounds. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter. On April 3, 2018, the sole shareholder of Ovex filed an action in Pakistan purportedly on behalf of Ovex against certain officers and directors of En Pointe, PCM and PCM’s subsidiary in Pakistan claiming that Ovex was harmed as a result of an alleged scheme to drive Ovex employees to leave Ovex and join Pakistan-based direct competitors of PCM and affiliates of PCM. No relief has been sought against PCM or any of its subsidiaries in the action. We believe that the claims in this action lack merit and intend to vigorously defend the claims on jurisdictional grounds. On July 5, 2018, the U.S. District Court for the Central District of California entered another Order confirming that the pending proceedings in Pakistan are barred by the arbitration requirement and by the Court’s previous anti-suit injunction.

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

Federal Anti-Suit Injunction Action. On June 12, 2017, En Pointe filed a petition in the U.S. District Court for the Central District of California to compel arbitration in California for claims relating to the services contract with Ovex and for an anti-suit injunction against Ovex. In this action, En Pointe sought an order directing that any claims for damages arising out of the services contract must occur in arbitration, and any attempt to pursue damages in a foreign jurisdiction will be blocked by an anti-suit injunction. On September 11, 2017 the U.S. District Court issued an order compelling arbitration in California and granting the anti-suit injunction as requested in En Pointe’s petition. Ovex and its sole shareholder have continued to litigate in Pakistan in violation of the U.S. District Court’s order. On July 5, 2018, the U.S. District Court for the Central District of California entered another Order confirming that the pending proceedings in Pakistan are barred by the arbitration requirement and by the Court’s anti-suit injunction and directing Ovex and its shareholder, Sheikh Khawar Latif, to appear before the Federal Court on August 13, 2018 to show cause why they should not be held in contempt for continuing to litigate in Pakistan in violation of this Order.

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

BUSINESS OVERVIEW

PCM, Inc. is a leading multi-vendor provider of technology solutions, including hardware products, software and services, offered through our dedicated sales force, ecommerce channels and technology services teams. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Symantec, Synnex and VMware. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cloud, security, data center, networking, collaboration and mobility. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. During the three months ended June 30, 2018, we generated approximately 75% of our revenue in our Commercial segment, 14% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 2% of our revenue in our United Kingdom segment. During the six months ended June 30, 2018, we generated approximately 76% of our revenue in our Commercial segment, 12% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment.

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

A substantial portion of our business is dependent on sales of Microsoft and HP Inc. products as well as products purchased from other vendors including Apple, Cisco, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, Synnex and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Microsoft	20%	20%	17%	17%
HP Inc.	10	9	11	9

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

We adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “ASC 606”) effective January 1, 2018, utilizing the full retrospective method as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements of this report. Our prior period amounts presented herein have been adjusted accordingly. See below under Critical Accounting Policies and Estimates - Revenue Recognition – for more information.

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

SA is a product that allows customers to upgrade their software, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. Most software licenses are sold with accompanying third-party delivered SA. The Company evaluates whether the SA is a separate performance obligation by assessing if the third-party delivered SA is critical to the core functionality of the software. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the initial software delivered, and if the customer would expect updates to the software to maintain the functionality. When the SA for a software product is deemed critical to maintaining the core functionality of the underlying software, the software license and SA are considered a single performance obligation and the value of the product is primarily the SA service delivered by a third-party. Therefore, the Company is acting as an agent in these transactions and the revenue is recognized on a net basis when the underlying software is delivered to the customer. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction. When the SA for a software product is deemed not critical to the core functionality of the underlying software, the SA is recognized as a separate performance obligation and the revenue is recognized on a net basis when the underlying software license is delivered to the customer.

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

Services

Service revenues are recognized over time since customers simultaneously receive and consume the benefits of the Company’s services as they are provided. The Company is the principal in service transactions and therefore recognizes revenue on a gross basis. Revenue for data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period the service is performed in the amount to which the Company has the right to invoice in accordance with the practical expedient in paragraph 606-10-55-18. Revenue for fixed fee services are recognized using an input method based on the total number of hours incurred for the period as a proportion of the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

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

Sales In Transit

In order to recognize revenues in accordance with our revenue recognition policy under ASC 606, we perform an analysis to estimate the number of days that products we have shipped are in transit to our customers using data from our third party carriers and other factors. We record an adjustment to reverse the impact of sale transactions that are initially recorded in our accounting records based on the estimated value of products that have shipped, but have not yet been delivered to our customers, and we recognize such amounts in the subsequent period when delivery has occurred. Changes in delivery patterns or unforeseen shipping delays beyond our control could have a material impact on the timing of revenue recognized in future periods.

Freight Costs

The Company records freight billed to its customers on a gross basis to net sales and related freight costs to cost of sales when the product is delivered to the customer. For freight not billed to its customers, the Company records the freight costs as cost of sales. The Company’s shipping terms are FOB destination, which results in shipping being performed before the customer obtains control of the product, thus shipping activities are not a promised service to the customer. Rather, shipping is an activity to fulfill the promise to deliver the products.

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

Vendor Consideration. We receive vendor consideration from our vendors in the form of cooperative marketing allowances, volume incentive rebates and other programs to support our marketing of their products. Most of our vendor consideration is accrued, when performance required for recognition is completed, as an offset to cost of sales since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products. At the end of any given period, billed or accrued receivables related to our vendor consideration are included in our “Accounts receivable, net of allowances.” Any change by the vendors of their program requirements or any changes in estimates of performance under such programs could have a material impact to our results of operations.

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. At October 1, 2017, our goodwill resided in our Abreon, Commercial Technology, Public Sector, Canada and United Kingdom reporting units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$546,430	$556,082	$1,089,262	$1,078,842
Cost of goods sold	456,013	470,937	915,249	915,199
Gross profit	90,417	85,145	174,013	163,643
Selling, general and administrative expenses	77,222	79,741	154,576	153,528
Operating profit	13,195	5,404	19,437	10,115
Interest expense, net	2,315	1,986	4,777	3,639
Equity income from unconsolidated affiliate	129	135	304	273
Income before income taxes	11,009	3,553	14,964	6,749
Income tax expense	3,126	1,187	4,270	211
Net income	$7,883	$2,366	$10,694	$6,538

Basic and Diluted Earnings Per Common Share
Basic	$0.66	$0.19	$0.90	$0.52
Diluted	0.64	0.18	0.88	0.48

Weighted average number of common shares outstanding:
Basic	11,912	12,574	11,878	12,477
Diluted	12,259	13,486	12,145	13,483

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.5	84.7	84.0	84.9
Gross profit	16.5	15.3	16.0	15.1
Selling, general and administrative expenses	14.1	14.3	14.2	14.2
Operating profit	2.4	1.0	1.8	0.9
Interest expense, net	0.4	0.4	0.4	0.3
Equity income from unconsolidated affiliate	0.0	0.0	0.0	0.0
Income before income taxes	2.0	0.6	1.4	0.6
Income tax expense	0.6	0.2	0.4	—
Net income	1.4%	0.4%	1.0%	0.6%

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended June 30,
	2018		2017
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$410,950	75%	$435,893	78%	$(24,943)	(6)%
Public Sector	74,712	14	76,427	14	(1,715)	(2)
Canada	47,416	9	43,579	8	3,837	9
United Kingdom	13,512	2	362	—	13,150	NM (1)
Corporate & Other	(160)	—	(179)	—	19	NM (1)
Consolidated	$546,430	100%	$556,082	100%	$(9,652)	(2)

(1)	Not meaningful.

Consolidated net sales were $546.4 million in the three months ended June 30, 2018 compared to $556.1 million in the three months ended June 30, 2017, a decrease of $9.7 million or 2%. Consolidated sales of services were $42.9 million in the three months ended June 30, 2018 compared to $40.8 million in the three months ended June 30, 2017, an increase of $2.1 million, or 5%, and represented 8% and 7% of consolidated net sales in the three months ended June 30, 2018 and 2017, respectively.

Commercial net sales were $411.0 million in the three months ended June 30, 2018 compared to $435.9 million in the three months ended June 30, 2017, a decrease of $24.9 million or 6%. Sales of services in our Commercial segment were $29.4 million in the three months ended June 30, 2018 compared to $27.6 million in the three months ended June 30, 2017, an increase of $1.8 million or 7%, and represented 7% and 6% of Commercial net sales in the three months ended June 30, 2018 and 2017, respectively. The decrease in our Commercial segment net sales in the three months ended June 30, 2018 was impacted by a large, low-margin enterprise customer project in the prior year that did not reoccur, as well as several specific customer deals we elected not to pursue based on our focus on profitable growth.

Public Sector net sales were $74.7 million in the three months ended June 30, 2018 compared to $76.4 million in the three months ended June 30, 2017, a decrease of $1.7 million or 2%, primarily due to a 22% decrease in our federal sales, partially offset by a 5% increase in our SLED sales. Sales of services in our Public Sector segment were $4.8 million in the three months ended June 30, 2018 compared to $5.8 million in the three months ended June 30, 2017, a decrease of $1.0 million or 18%, and represented 6% and 8% of Public Sector net sales in the three months ended June 30, 2018 and 2017, respectively. Our federal business net sales were negatively impacted in the quarter by the loss of a Federal contract, which we were unwilling to rebid at a loss as disclosed in prior periods. Our SLED sales increase included approximately $14.4 million related to lower sales reported on a net basis over the prior year.

Canada net sales were $47.4 million in the three months ended June 30, 2018 compared to $43.6 million in the three months ended June 30, 2017, an increase of $3.8 million, or 9%. Sales of services in our Canada segment were $7.5 million in the three months ended June 30, 2018 compared to $7.4 million in the three months ended June 30, 2017, and represented 16% and 17% of Canada net sales in the three months ended June 30, 2018 and 2017, respectively.

Our United Kingdom segment, which officially launched in the second quarter of 2017, generated net sales of $13.5 million in the three months ended June 30, 2018 compared to $0.4 million in the three months ended June 30, 2017, an increase of $13.1 million.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $90.4 million in the three months ended June 30, 2018 compared to $85.1 million in the three months ended June 30, 2017, an increase of $5.3 million, or 6%. Consolidated gross profit margin increased to 16.5% in the three months ended June 30, 2018 from 15.3% in the same period last year. The increase in consolidated gross profit and gross profit margin was primarily due to a shift in mix toward higher margin solutions and service sales.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $77.2 million in the three months ended June 30, 2018 compared to $79.7 million in the three months ended June 30, 2017, a decrease of $2.5 million or 3%. Consolidated SG&A expenses as a percentage of net sales decreased slightly to 14.1% in the three months ended June 30, 2018 from 14.3% in the same period last year. The decrease in consolidated SG&A expenses was primarily related to a $2.0 million decrease in outside service costs primarily related to the termination of the service contract with our prior BPO service provider in Pakistan and a decrease in third party logistics costs, and a $1.0 million decrease in telecommunication costs, partially offset by an increase in personnel costs of $1.2 million, which was primarily due to the growth of our new United Kingdom segment.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit (loss) margin by segment for the periods presented (in thousands):

	Three Months Ended June 30,								Change in
	2018			2017			Change in		Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Operating Profit (Loss)		Profit (Loss) Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$25,492	6.2%		$19,530	4.5%		$5,962	31%	1.7%
Public Sector	4,633	6.2		4,832	6.3		(199)	(4)	(0.1)
Canada	1,166	2.5		291	0.7		875	301	1.8
United Kingdom	(1,102)	(8.2)		(1,585)	NM	(2)	483	(30)	NM	(2)
Corporate & Other	(16,994)	(3.1	)(1)	(17,664)	(3.2	)(1)	670	(4)	0.1	(1)
Consolidated	$13,195	2.4		$5,404	1.0		$7,791	144	1.4

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.
(2)	Not meaningful

Consolidated operating profit was $13.2 million in the three months ended June 30, 2018 compared to $5.4 million in the three months ended June 30, 2017, an increase of $7.8 million or 144%.

Commercial operating profit was $25.5 million in the three months ended June 30, 2018 compared to $19.5 million in the three months ended June 30, 2017, an increase of $6.0 million or 31%. The increase in Commercial operating profit was primarily due to a $3.2 million increase in Commercial gross profit, a decrease of $0.7 million in each of outside service costs and telecommunication costs, a $0.5 million decrease in net advertising expenses and a $0.4 million decrease in credit card processing costs.

Public Sector operating profit was $4.6 million in the three months ended June 30, 2018 compared to $4.8 million in the three months ended June 30, 2017, a decrease of $0.2 million or 4%. The decrease in Public Sector operating profit was primarily due to a $0.7 million decrease in Public Sector gross profit, partially offset by a $0.4 million decrease in personnel costs.

Canada operating profit was $1.2 million in the three months ended June 30, 2018 compared to $0.3 million in the three months ended June 30, 2017, an increase of $0.9 million or 301%. The increase in Canada operating profit was primarily due to a $0.8 million decrease in personnel costs and a $0.2 million increase in Canada gross profit.

United Kingdom operating loss was $1.1 million in the three months ended June 30, 2018 compared to $1.6 million in the three months ended June 30, 2017, a decrease of $0.5 million. The decrease in United Kingdom operating loss was primarily due to a $2.6 million increase in United Kingdom gross profit, partially offset by a $2.0 million increase in personnel costs.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $17.0 million in the three months ended June 30, 2018 compared to $17.7 million in the three months ended June 30, 2017, a decrease of $0.7 million or 4%, which was primarily due to a $1.3 million decrease in outside service costs and a $0.4 million decrease in M&A expenses, partially offset by a $0.4 million increase in lease costs and a $0.3 million increase in each of personnel costs and consulting fees.

Net Interest Expense

Total net interest expense for the three months ended June 30, 2018 was $2.3 million compared with $2.0 million in the same period of 2017, an increase of $0.3 million or 17%. The increase in net interest expense in the three months ended June 30, 2018 was primarily due to higher average interest rate and higher average loan balance outstanding in the three months ended June 30, 2018 compared to the same period in the prior year.

Income Taxes

We recorded an income tax expense of $3.1 million in the three months ended June 30, 2018 compared to $1.2 million in the three months ended June 30, 2017. Our effective tax rate was 28.4% compared to 33.4% in the prior year. Income taxes in the three months ended June 30, 2018 reflected the new lower Federal income tax rate and other factors within tax reform, compared to income taxes in the three months ended June 30, 2017 benefiting from a credit to income tax expense of $0.4 million related to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock units.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Six Months Ended June 30,
	2018		2017
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$825,681	76%	$843,413	78%	$(17,732)	(2)%
Public Sector	130,774	12	143,033	13	(12,259)	(9)
Canada	101,536	9	92,239	9	9,297	10
United Kingdom	31,585	3	362	—	31,223	NM (1)
Corporate & Other	(314)	—	(205)	—	(109)	NM (1)
Consolidated	$1,089,262	100%	$1,078,842	100%	$10,420	1%

(1) Not meaningful.

Consolidated net sales were $1,089.3 million in the six months ended June 30, 2018 compared to $1,078.8 million in the six months ended June 30, 2017, an increase of $10.4 million or 1%. Consolidated sales of services were $87.9 million in the six months ended June 30, 2018 compared to $77.6 million in the six months ended June 30, 2017, an increase of $10.3 million, or 13%, and represented 8% and 7% of consolidated net sales in the six months ended June 30, 2018 and 2017, respectively.

Commercial net sales were $825.7 million in the six months ended June 30, 2018 compared to $843.4 million in the six months ended June 30, 2017, a decrease of $17.7 million or 2%. Sales of services in our Commercial segment were $62.4 million in the six months ended June 30, 2018 compared to $54.8 million in the six months ended June 30, 2017, an increase of $7.6 million or 14%, and represented 8% and 6% of Commercial net sales in the six months ended June 30, 2018 and 2017, respectively. The decrease in our Commercial segment net sales in the six months ended June 30, 2018 was impacted by a large, low-margin enterprise customer project in the prior year that did not reoccur, several specific customer deals that we elected not to pursue based on our focus on profitable growth and a $13.8 million increase in sales reported on a net basis.

Public Sector net sales were $130.8 million in the six months ended June 30, 2018 compared to $143.0 million in the six months ended June 30, 2017, a decrease of $12.2 million or 9%. Sales of services in our Public Sector segment was $7.9 million in each of the six months ended June 30, 2018 and 2017, and represented 6% of Public Sector net sales in each of the six months ended June 30, 2018 and 2017. Our federal sales decreased by 20% in the six months ended June 30, 2018 compared to the same period last year primarily due to the negative impact of a loss of a Federal contract, which we were unwilling to rebid at a loss as disclosed in prior periods. Our SLED sales decreased by 3%, partially offset by a $4.4 million decrease in sales reported on a net basis.

Canada net sales were $101.5 million in the six months ended June 30, 2018 compared to $92.2 million in the six months ended June 30, 2017, an increase of $9.3 million, or 10%, despite a $1.1 million increase in sales reported on a net basis. Sales of services in our Canadian segment were $15.0 million in the six months ended June 30, 2018 compared to $14.9 million in the six months ended June 30, 2017, and represented 15% and 16% of Canada net sales in the six months ended June 30, 2018 and 2017, respectively.

United Kingdom net sales were $31.6 million in the six months ended June 30, 2018 compared to $0.4 million in the six months ended June 30, 2017, an increase of $31.2 million reflecting the growth of our United Kingdom segment since its launch in the second quarter of 2017.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $174.0 million in the six months ended June 30, 2018 compared to $163.6 million in the six months ended June 30, 2017, an increase of $10.4 million, or 6%. Consolidated gross profit margin increased to 16.0% in the six months ended June 30, 2018 from 15.2% in the same period last year. The increase in consolidated gross profit was primarily due to the increase in net sales, partially offset by a decrease in vendor consideration. The increase in consolidated gross profit margin was primarily due to an increase in selling margins driven by a shift in mix toward higher margin solutions and service sales and a $12.9 million increase in sales reported on a net basis, partially offset by a reduction in vendor consideration received as a percentage of net sales.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $154.6 million in the six months ended June 30, 2018 compared to $153.5 million in the six months ended June 30, 2017, an increase of $1.1 million or 1%. Consolidated SG&A expenses as a percentage of net sales remained relatively flat at 14.2% in the six months ended June 30, 2018 and 2017. The increase in consolidated SG&A expenses was primarily related to a $5.8 million increase in personnel costs, of which $5.1 million related to the growth of our new United Kingdom segment, which was launched in the second quarter of 2017. The increase in consolidated SG&A expenses was also impacted by a $1.0 million increase in lease expenses and a $0.7 million increase in bad debt expense, partially offset by a $3.7 million decrease in outside service costs primarily related to the termination of the Pakistani BPO service contract, a $0.8 million decrease in net advertising expenses, a $0.7 million decrease in credit card processing costs and a $0.6 million decrease in telecommunication costs.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,									Change in
	2018			2017				Change in		Operating
	Operating	Operating Profit		Operating Profit		Operating Profit		Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		(Loss)		Margin(1)		$	%	%
Commercial	$47,209	5.7%		$37,978		4.5%		$9,231	24%	1.2%
Public Sector	4,683	3.6		6,226		4.4		(1,543)	(25)	(0.8)
Canada	2,628	2.6		1,515		1.6		1,113	73	1.0
United Kingdom	(1,394)	(4.4)		NM	(2)	(479.8)		343	(20)	NM (2)
Corporate & Other	(33,689)	(3.1	)(1)	(33,867)		(3.1	)(1)	178	(1)	—
Consolidated	$19,437	1.8%		$10,115		0.9%		$9,322	92%	9%

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.
(2)	Not meaningful.

Consolidated operating profit was $19.4 million in the six months ended June 30, 2018 compared to $10.1 million in the six months ended June 30, 2017, an increase of $9.3 million or 92%.

Commercial operating profit was $47.2 million in the six months ended June 30, 2018 compared to $38.0 million in the six months ended June 30, 2017, an increase of $9.2 million or 24%. The increase in Commercial operating profit was primarily due to a $4.9 million increase in Commercial gross profit, a $1.1 million decrease in outside service costs, a $0.8 million decrease in net advertising expenses and a $0.7 million decrease in credit card processing costs.

Public Sector operating profit was $4.7 million in the six months ended June 30, 2018 compared to $6.2 million in the six months ended June 30, 2017, a decrease of $1.5 million or 25%. The decrease in Public Sector operating profit was primarily due to a $1.6 million decrease in Public Sector gross profit and a $0.3 million increase in personnel costs, partially offset by a $0.1 million decrease in each of outside service costs, advertising expenses, amortization expense and variable fulfillment costs.

Canada operating profit was $2.6 million in the six months ended June 30, 2018 compared to $1.5 million in the six months ended June 30, 2017, an increase of $1.1 million or 73%. The increase in Canada operating profit was primarily due to a $1.0 million increase in Canada gross profit and a $0.5 million decrease in personnel costs, partially offset by a $0.2 million increase in consulting expenses and a $0.1 million increase in lease costs.

United Kingdom operating loss was $1.4 million in the six months ended June 30, 2018 compared to a loss of $1.7 million in the six months ended June 30, 2017, a decrease of $0.3 million. The decrease in United Kingdom operating loss was primarily due to a $6.1 million increase in United Kingdom gross profit, partially offset by a $5.1 million increase in personnel costs and other SG&A expenses incurred since launch of its operations in the second quarter of 2017.

Corporate & Other operating expenses were $33.7 million in the six months ended June 30, 2018 compared to $33.9 million in the six months ended June 30, 2017, a decrease of $0.2 million or 1%, which was primarily due to a $2.4 million decrease in outside services, partially offset by a $1.1 million increase in personnel costs and a $1.0 million increase in lease expenses.

Net Interest Expense

Total net interest expense for the six months ended June 30, 2018 was $4.8 million compared with $3.6 million in the same period of 2017. The $1.2 million increase in interest expense during the six months ended June 30, 2018 was primarily due to a higher average interest rate and a higher average loan balance outstanding in the three months ended June 30, 2018 compared to the same period in the prior year.

Income Tax Expense

We recorded an income tax expense of $4.3 million in the six months ended June 30, 2018 compared to $0.2 million in the six months ended June 30, 2017. Our effective tax rates for the six months ended June 30, 2018 and 2017 were 28.5% and 3%, respectively. Income taxes for the six months ended June 30, 2018 reflect the new lower Federal income tax rate and other factors within tax reform. Income taxes for the six months ended June 30, 2017 include the benefit of $2.7 million in excess tax benefits related to the exercise of stock options, which was recorded as a discrete item credited to income tax expense as a result of adopting ASU 2016-09 during the first quarter of 2017.

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

There has been ongoing and cyclical uncertainty in the global economic environment, which could cause disruptions in the capital and credit markets. While our revolving credit facility does not mature until March 2021, we believe problems in these areas could have a negative impact on our ability to obtain future financing if we need additional funds, such as for acquisitions or expansion, to fund a significant downturn in our sales or an increase in our operating expenses, or to take advantage of opportunities or favorable market conditions in the future. We may seek additional financing from public or private debt or equity issuances; however, there can be no assurance that such financing will be available at acceptable terms, if at all. Also, there can be no assurance that the cost or availability of future borrowings, if any, under our credit facility or in the debt markets will not be impacted by disruptions in the capital and credit markets.

We had cash and cash equivalents of $11.5 million at June 30, 2018 and $9.1 million at December 31, 2017. Our working capital increased by $15.7 million to a working capital of $8.0 million at June 30, 2018 from negative working capital of $7.7 million at December 31, 2017.

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

We made no repurchases of shares of our common stock under this program during the three and six months ended June 30, 2018. At June 30, 2018, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which historically received the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. The labor credits program ended at the end of fiscal year 2016. We have received full payment under all of our outstanding claims for labor credits under this program as of June 30, 2018.

Cash Flows from Operating Activities. Net cash provided by operating activities was $72.4 million in the six months ended June 30, 2018 compared to $6.3 million in the six months ended June 30, 2017.

The $72.4 million of net cash provided by operating activities in the six months ended June 30, 2018 was primarily due to a $102.7 million increase in accounts payable and a $25.0 million decrease in inventory, partially offset by an $82.4 million increase in accounts receivable. The increase in our accounts payable and accounts receivable was primarily due to seasonally strong sales and related purchase volumes toward the end of the second quarter of 2018. The decrease in our inventory balance was due to our sell through of certain purchases we made in the fourth quarter of 2017.

The $6.3 million of net cash provided in operating activities in the six months ended June 30, 2017 was primarily due to a $74.3 million increase in accounts payable as result of timing of our outstanding payables and our operating results, partially offset by an $83.8 million increase in accounts receivable.

Cash Flows from Investing Activities. Net cash used in investing activities was $2.5 million in the six months ended June 30, 2018 compared to $9.1 million in the six months ended June 30, 2017.

The $2.5 million of net cash used in investing activities in the six months ended June 30, 2018 was primarily related to investments in our IT infrastructure and leasehold improvements.

The $9.1 million of net cash used in investing activities in the six months ended June 30, 2017 was primarily related to a purchase of real property in Woodridge, Illinois for $3.1 million, expenditures relating to investments in our IT infrastructure and leasehold improvements.

Cash Flows from Financing Activities. Net cash used in financing activities in the six months ended June 30, 2018 was $66.9 million compared to net cash provided by financing activities of $2.6 million in the six months ended June 30, 2017.

The $66.9 million of net cash used in financing activities in the six months ended June 30, 2018 was primarily related to $64.5 million of net payments made on our line of credit and $2.2 million of earn-out liability payments.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2018, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2018, we had $158.3 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

On July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of June 30, 2018, we had no outstanding balance under the Channel Finance Facility.

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

At June 30, 2018, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 3.66%.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, there has been no material change in any off-balance sheet arrangements since December 31, 2017.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 10 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three months ended June 30, 2018 other than compensation arrangements in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At June 30, 2018 the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2018. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2018, we had $149.3 million outstanding under our line of credit and $34.2 million outstanding under our notes payable with variable interest rates. At June 30, 2018, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.8 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. We have also recently commenced operations in the United Kingdom. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of June 30, 2018, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft represented approximately 20% of our net sales in each of the three months ended June 30, 2018 and 2017, and HP Inc. represented approximately 10% and 9% of our net sales in the three months ended June 30, 2018 and 2017, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

The Tax Cuts and Jobs Act of 2017 was approved by Congress and signed into law in December 2017. This legislation made significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. Certain of these changes could have a negative impact on our business. Moreover, further legislative and regulatory changes may be more likely in the current political environment, particularly to the extent that Congress and the U.S. presidency are controlled by the same political party and significant reform of the tax code has been described publicly as a legislative priority. Significant further changes to the tax code could have an adverse impact on our business, financial condition and results of operations.

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

Our headquarters, customer service center and a part of our infrastructure, including computer servers, are located near Los Angeles, California and in other areas that are susceptible to earthquakes, floods, wildfires, severe weather and other natural disasters. Our owned and third party distribution facilities, which house the product inventory from which a material amount of our orders may be shipped, are located in areas that are susceptible to natural disasters and extreme weather conditions such as earthquakes, fire, floods and major storms. Our operations in the Philippines are also in an area that is periodically subject to extreme weather. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable events in the areas in which we operate could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems, including our management information systems, websites and communications systems, are not fully redundant, and we do not have redundant geographic locations or earthquake insurance. Further, power outages in any locations where our systems are located could disrupt our operations. Our business interruption insurance may not adequately compensate us for losses that may occur.

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

We also maintain an office in the Philippines and historically received third party back office support from Pakistan, as a result of our En Pointe acquisition, and we may increase our offshore operations in the future. Establishing and transitioning offshore operations may entail considerable expense before we realize cost savings, if any, from these initiatives. The risks associated with doing business overseas and international events could prevent us from realizing the expected benefits from our international operations or any other offshore operations that we may establish.

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

***

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit Number	Description

10.1*	Summary of 2018 Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2018 filed with the Commission on May 24, 2018)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, or compensatory plan or arrangement.

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: August 7, 2018	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

