Form 10-Q
period 2018-09-30
PCM, INC.
filed 2018-11-08
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]No [X]

As of November 5, 2018, the registrant had 12,151,006 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$8,549	$9,113
Accounts receivable, net of allowances of $2,228 and $2,181	451,485	439,658
Inventories	63,989	103,471
Prepaid expenses and other current assets	8,989	9,333
Total current assets	533,012	561,575
Property and equipment, net	69,014	71,551
Goodwill	87,505	87,768
Intangible assets, net	8,848	11,090
Deferred income taxes	1,274	1,759
Investment and other assets	4,775	6,509
Total assets	$704,428	$740,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312,079	$289,201
Accrued expenses and other current liabilities	58,521	55,040
Deferred revenue	8,077	7,913
Line of credit	134,517	213,778
Notes payable — current	3,284	3,362
Total current liabilities	516,478	569,294
Notes payable	30,330	32,892
Other long-term liabilities	6,671	7,338
Deferred income taxes	4,051	3,102
Total liabilities	557,530	612,626
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,534,250 and 17,170,273 shares issued; 12,143,598 and 11,779,621 shares outstanding	18	17
Additional paid-in capital	137,785	134,646
Treasury stock, at cost: 5,390,652 shares	(38,536)	(38,536)
Accumulated other comprehensive (loss) income	(282)	251
Retained earnings	47,913	31,248
Total stockholders’ equity	146,898	127,626
Total liabilities and stockholders’ equity	$704,428	$740,252

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$510,580	$543,275	$1,599,842	$1,622,117
Cost of goods sold	425,446	461,818	1,340,695	1,377,017
Gross profit	85,134	81,457	259,147	245,100
Selling, general and administrative expenses	74,580	79,951	229,156	233,479
Operating profit	10,554	1,506	29,991	11,621
Interest expense, net	2,273	1,950	7,050	5,589
Equity income from unconsolidated affiliate	73	151	377	424
Income (loss) before income taxes	8,354	(293)	23,318	6,456
Income tax expense	2,383	474	6,653	685
Net income (loss)	$5,971	$(767)	$16,665	$5,771

Basic and Diluted Earnings (Loss) Per Common Share
Basic	$0.50	$(0.06)	$1.40	$0.46
Diluted	0.47	(0.06)	1.35	0.43

Weighted average number of common shares outstanding:
Basic	12,050	12,248	11,936	12,418
Diluted	12,795	12,248	12,343	13,325

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$5,971	$(767)	$16,665	$5,771

Other comprehensive income (loss):
Foreign currency translation adjustments	285	750	(533)	1,066
Total other comprehensive income (loss)	285	750	(533)	1,066
Comprehensive income (loss)	$6,256	$(17)	$16,132	$6,837

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$16,665	$5,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,235	10,482
Equity income from an unconsolidated affiliate	(377)	(424)
Distribution from equity method investee	225	—
Provision for deferred income taxes	1,426	266
Non-cash stock-based compensation	2,258	1,918
Change in operating assets and liabilities:
Accounts receivable	(11,827)	(55,566)
Inventories	39,482	10,621
Prepaid expenses and other current assets	344	6,346
Other assets	2,079	1,181
Accounts payable	22,864	(7,145)
Accrued expenses and other current liabilities	4,373	3,547
Deferred revenue	164	(6,438)
Total adjustments	71,246	(35,212)
Net cash provided by (used in) operating activities	87,911	(29,441)
Cash Flows From Investing Activities
Purchases of property and equipment	(3,816)	(14,122)
Acquisition of Stack Technology, net of cash acquired	(35)	(1,723)
Net cash used in investing activities	(3,851)	(15,845)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(79,261)	60,948
Borrowings under notes payable	—	5,212
Payments under notes payable	(2,631)	(2,777)
Change in book overdraft	(42)	1,885
Payments of obligations under capital leases	(813)	(1,113)
Payments of earn-out liability	(2,199)	(11,058)
Proceeds from capital lease obligations	—	587
Net proceeds from stock issued under stock option plans	1,409	5,007
Payments for deferred financing costs	(273)	(669)
Common shares repurchased and held in treasury	—	(11,354)
Payment of taxes related to net-settled stock awards	(513)	(808)
Net cash (used in) provided by financing activities	(84,323)	45,860
Effect of foreign currency on cash flow	(301)	600
Net change in cash and cash equivalents	(564)	1,174
Cash and cash equivalents at beginning of the period	9,113	7,172
Cash and cash equivalents at end of the period	$8,549	$8,346
Supplemental Cash Flow Information
Interest paid	$6,726	$4,970
Income taxes paid, net	1,306	3,826
Supplemental Non-Cash Investing and Financing Activities
Financed and accrued purchases of property and equipment	$1,560	$520

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. During the three months ended September 30, 2018, we generated approximately 75% of our revenue in our Commercial segment, 13% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment. During the nine months ended September 30, 2018, we generated approximately 75% of our revenue in our Commercial segment, 12% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment.

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

2. New Accounting Standards and Accounting Policies

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement and present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We anticipate that the first presentation of changes in stockholders’ equity required by these amendments will be included in our Form 10-Q for the quarter ending March 31, 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements” which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The new lease standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the transition methods available under the new standard and the effects that the adoption of the new lease standard will have on our consolidated financial statements. We expect that the primary effect of adopting the new lease standard on January 1, 2019 will be recording right-of-use assets and corresponding lease obligations for current operating leases on our balance sheet, which is expected to be material.

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

The following table presents our total net sales disaggregated by our major product line and our reportable segments (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended September 30, 2018
Hardware & Software Products	$351,077	$63,024	$36,108	$15,806	$(155)	$465,860
Services	30,487	5,254	7,753	1,226	—	44,720
Total	$381,564	$68,278	$43,861	$17,032	$(155)	$510,580

Three Months Ended September 30, 2017
Hardware & Software Products	$393,814	$76,446	$30,245	$2,691	$(137)	$503,059
Services	29,665	2,664	7,841	46	—	40,216
Total	$423,479	$79,110	$38,086	$2,737	$(137)	$543,275

Nine Months Ended September 30, 2018
Hardware & Software Products	$1,114,361	$185,890	$122,596	$44,799	$(469)	$1,467,177
Services	92,884	13,162	22,801	3,818	—	132,665
Total	$1,207,245	$199,052	$145,397	$48,617	$(469)	$1,599,842

Nine Months Ended September 30, 2017
Hardware & Software Products	$1,182,452	$211,530	$107,620	$3,053	$(342)	$1,504,313
Services	84,440	10,613	22,705	46	—	117,804
Total	$1,266,892	$222,143	$130,325	$3,099	$(342)	$1,622,117

The change in our deferred revenue related to contracts with customers was as follows (in thousands):

	Current		Long-Term		Total
Balance at December 31, 2017	$7,913	(1)	$463	(2)	$8,376
Deferral of revenue	22,855		391		23,246
Recognition of deferred revenue	(22,638)		(837)		(23,475)
Foreign currency translation	(53)		—		(53)
Balance at September 30, 2018	$8,077	(1)	$17	(2)	$8,094

(1)	Presented as “Deferred revenue” on our consolidated balance sheets.
(2)	Presented as part of “Other long-term liabilities” on our consolidated balance sheets.

At September 30, 2018, we had an immaterial amount of contract assets resulting from revenue being recognized in excess of the amount that we have the right to invoice the customer.

Revenue allocated to remaining performance obligations represents non-cancellable contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be delivered and recognized as revenue in future periods. Contracted, but not recognized, revenue was $28.9 million as of September 30, 2018, of which we expect to recognize approximately 59% over the next 12 months and the remainder thereafter. We applied the practical expedient provided under ASC 606-10-50-14(a) and have not included information about remaining performance obligations that have original expected duration of one year or less.

3. Acquisition

On December 22, 2017, PCM UK, our UK based subsidiary, completed the acquisition of Provista Technology for an initial purchase price of £3.4 million, net of cash acquired and including £1.1 million of accrued earn-out liability (or $4.5 million, net of cash acquired and including $1.4 million of accrued earn-out liability). Provista Technology has expertise across a range of technologies and manufacturers including Cisco, Avaya, Cisco Meraki, Huawei, Checkpoint, and other leading vendors, with offerings encompassing all aspects of Cloud Networking, Cloud Video, Hyperconvergence, Security, Collaboration, Secure Wireless and IP LAN, WAN & Data Center Networks. We believe this acquisition will further enhance PCM UK’s expertise and vendor accreditations in the United Kingdom as a Cisco Gold Partner, allowing PCM UK and its subsidiaries to offer further consultancy, integration and supply of services and solutions across the UK marketplace while replicating many existing offerings from our North American organization. As part of the Provista acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2018, 2019 and 2020 (each year the “measurement period”), and payable 90 days in arrears following each measurement period. As of September 30, 2018, we have estimated that the fair value of contingent consideration to be paid throughout the earn-out periods to be approximately $1.4 million, of which we have included $0.5 million in “Accrued expenses and other current liabilities” and $0.9 million in “Other long-term liabilities” on our consolidated balance sheet. The accounting for the acquisition of Provista Technology is currently preliminary and we continue to obtain information relative to the fair values of certain assets acquired and certain liabilities assumed in the transaction.

4. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows (in thousands) by segment:

	Commercial	Public Sector	Canada	United Kingdom	Total
Balance at December 31, 2017	$69,735	$8,322	$4,997	$4,714	$87,768
Adjustment related to acquisition of Stack Technology	—	—	—	35	35
Foreign currency translation	—	—	(127)	(171)	(298)
Balance at September 30, 2018	$69,735	$8,322	$4,870	$4,578	$87,505

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated Useful	At September 30, 2018				At December 31, 2017
	Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	5	$5,701	(1)	$1,771	$3,930	$7,739	(1)	$3,186	$4,553
Customer relationships	14	13,597		9,026	4,571	13,533		7,799	5,734
Non-compete agreements	4	2,371		2,024	347	2,377		1,574	803
Total intangible assets		$21,669		$12,821	$8,848	$23,649		$12,559	$11,090

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.7 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $2.3 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. Estimated amortization expense for intangible assets as of September 30, 2018 in each of the next five years and thereafter is as follows: $0.7 million in the remainder of 2018, $1.9 million in 2019, $1.3 million in 2020, $0.5 million in 2021, $0.4 million in 2022 and $1.1 million thereafter.

5. Debt

The following table sets forth our outstanding debt balances (in thousands):

	At September 30,	At December 31,
	2018	2017
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$134,517	$213,778
Note payable, LIBOR plus 1.50%, maturing in March 2021	9,691	11,032
Note payable, LIBOR plus 1.50%, maturing in March 2021	1,706	1,943
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022	4,256	4,404
Note payable, LIBOR plus 2.25%, maturing in January 2022	3,736	3,908
Note payable, LIBOR plus 2.25%, maturing in January 2020	6,566	6,798
Note payable, Prime rate plus 0.375% or LIBOR plus 2.375%, maturing in January 2020	7,409	7,710
Note payable, LIBOR plus 3.2%, maturing in May 2025	250	284
Other note payable, matured in August 2018	—	175
Total	168,131	250,032
Less: Total current debt	137,801	217,140
Total non-current debt	$30,330	$32,892

The following table sets forth the maturities of our outstanding debt balances as of September 30, 2018 (in thousands):

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Total long-term debt obligations	$819	$3,275	$15,651	$10,118	$3,654	$97	$33,614
Revolving credit facility	134,517	—	—	—	—	—	134,517
Total	$135,336	$3,275	$15,651	$10,118	$3,654	$97	$168,131

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2018, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2018, we had $169.0 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

On July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of September 30, 2018, we had no outstanding balance under the Channel Finance Facility.

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

At September 30, 2018, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 3.78%.

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

On December 22, 2017, U.S. tax legislation was enacted containing a broad range of tax reform provisions. The SEC staff concurrently issued Staff Accounting Bulletin No.118, providing additional guidance on accounting for the financial statement effects of U.S. tax reform and allowing companies to record provisional amounts during a one-year measurement period, not to extend beyond one year from the enactment date. During the three months ended September 30, 2018, we recorded an incremental charge of $0.3 million against our provisional net tax benefit of $1.2 million recorded in December 2017 related to the impact on our deferred tax balances and the additional tax resulting from the mandatory deemed repatriation of foreign earnings. We expect to finalize our remaining provisional estimates, which primarily relate to the state impact of tax reform, during the three months ending December 31, 2018. Further, we are continuing to evaluate the provisions related to global intangible low tax income (GILTI) and expect to make a policy election to account for GILTI as a period expense during the three months ending December 31, 2018. For additional information regarding 2017 U.S. tax reform, see Note 9 of the notes to our consolidated financial statements included in our 2017 Form 10-K.

Accounting for Uncertainty in Income Taxes

At September 30, 2018 and December 31, 2017, we had unrecognized tax benefits of $0.3 million and $0.5 million, respectively, related to research credits. For the three and nine months ended September 30, 2018 and 2017, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at September 30, 2018 and December 31, 2017. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2014, and state income tax examinations for years subsequent to 2012. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

We made no repurchase of shares of our common stock under this program during the three and nine months ended September 30, 2018. At September 30, 2018, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

8. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended September 30, 2018, approximately 135,000 common shares have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the three months ended September 30, 2017, since we reported a net loss, all potential shares totaling approximately 634,000 were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For the three months ended September 30, 2017, had we reported net income, approximately 229,000 common shares would have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive. For the nine months ended September 30, 2018 and 2017, approximately 649,000 and 142,000 common shares, respectively, have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

A reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$5,971	$(767)	$16,665	$5,771
Denominator:
Basic EPS - Weighted average number of common shares outstanding	12,050	12,248	11,936	12,418
Dilutive effect of stock awards	745	—	407	907
Diluted EPS - Weighted average number of common shares outstanding	12,795	12,248	12,343	13,325
Net earnings (loss) per share:
Basic	$0.50	$(0.06)	$1.40	$0.46
Diluted	0.47	(0.06)	1.35	0.43

9. Segment Information

Summarized segment information for our operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended September 30, 2018
Net sales	$381,564	$68,278	$43,861	$17,032	$(155)	$510,580
Gross profit (loss)	65,627	9,808	6,682	3,168	(151)	85,134
Depreciation and amortization expense(1)	1,266	124	261	113	1,558	3,322
Operating profit (loss)	23,212	4,189	306	(758)	(16,395)	10,554

Three Months Ended September 30, 2017
Net sales	$423,479	$79,110	$38,086	$2,737	$(137)	$543,275
Gross profit (loss)	64,943	9,647	6,554	448	(135)	81,457
Depreciation and amortization expense(1)	1,423	208	278	21	1,639	3,569
Operating profit (loss)	19,172	2,901	(830)	(1,467)	(18,270)	1,506

Nine Months Ended September 30, 2018
Net sales	$1,207,245	$199,052	$145,397	$48,617	$(469)	$1,599,842
Gross profit (loss)	201,622	26,209	22,421	9,355	(460)	259,147
Depreciation and amortization expense(1)	3,884	422	758	235	4,936	10,235
Operating profit (loss)	70,421	8,872	2,934	(2,152)	(50,084)	29,991

Nine Months Ended September 30, 2017
Net sales	$1,266,892	$222,143	$130,325	$3,099	$(342)	$1,622,117
Gross profit (loss)	196,052	27,606	21,281	501	(340)	245,100
Depreciation and amortization expense(1)	4,247	622	783	21	4,809	10,482
Operating profit (loss)	57,150	9,127	685	(3,204)	(52,137)	11,621

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of September 30, 2018 and December 31, 2017, we had total consolidated assets of $704.4 million and $740.3 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

10. Commitments and Contingencies

Total rent expense under our operating leases, net of sublease income, was $1.9 million and $1.8 million in the three month periods ended September 30, 2018 and 2017, respectively, and $5.8 million and $4.7 million in the nine month periods ended September 30, 2018 and 2017, respectively. Some of our leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

Delaware Litigation with Collab9. On December 5, 2016, Collab9, Inc. (formerly, En Pointe Technologies Sales, Inc.) filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of Delaware in New Castle County, Delaware. The action arises out of a March 12, 2015 Asset Purchase Agreement (“APA”) pursuant to which the Company acquired assets of Collab9’s information technology solutions business. Collab9’s complaint alleged that the Company breached the APA by failing to pay Collab9 the full amount of the periodic “earn-out” payments to which Collab9 is entitled under the APA. The complaint also alleged that the Company breached an obligation to cooperate with Collab9’s evaluation of its claim for breach of the APA’s earn-out provisions. The complaint did not specify the amount of damages Collab9 is seeking, but asserted that the amount of underpayment is “millions of dollars.” On February 8, 2017, the Company filed an answer to Collab9’s complaint in which the Company denied that it breached the APA and asserted that there is no merit in Collab9’s claim. On March 5, 2018, Collab9 filed a motion for leave to amend its pleadings to add new allegations in support of its earn-out claim and to advance additional theories of recovery. Collab9’s Second Amended Complaint was accepted for filing on June 20, 2018. In it, Collab9 advances four counts, or “causes of action,” in which it alleges that the Company (i) failed to include in the earn-out payments a portion of internally delivered services revenue calculated across all consolidated Company businesses rather than the acquired En Pointe business; (ii) transferred accounts and sales persons away from the En Pointe business for the purpose of reducing the earn-out payment calculation; (iii) had an implied duty to maintain a separate financial accounting system for the purpose of tracking earn-out payment calculations; (iv) failed to provide Collab9 with a sublicense to certain SAP software acquired by the Company under the APA; (v) obtained and modified certain data that Collab9 delivered to the Company; and (vi) failed to cooperate with Collab9 to indemnify it in connection with the foregoing claims. Collab9 further asserts breaches of the APA and the implied covenant of good faith and fair dealing, and that the Company’s certification of earn-out payments was fraudulent. On June 27, 2018, the Company moved to dismiss two of the four counts and otherwise answered the complaint. In response to the Company’s motion, Collab9 filed a Third Amended Complaint on September 10, 2018 for the stated purpose of addressing the Company’s arguments. On October 23, 2018, the Company again moved to dismiss two of the four counts and otherwise answered the complaint. The Company believes the claims are speculative and wholly without merit, and intends to vigorously defend the claims. However, the outcome of this matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

In its June 27, 2018 answer, the Company also included counterclaims against the sellers in the Collab 9 transaction, including Collab9. These counterclaims assert claims for breach of contract, tortious interference, and intentional misrepresentation. The counterclaims include allegations that the sellers intentionally breached their representations and warranties concerning the financial statements of the business whose assets the Company acquired under the APA, and the need for minority business certifications which were required for certain acquired contracts under the APA. The counterclaims also include allegations that the sellers failed to disclose related party interests or retained control over Ovex Technologies (Private) Limited (“Ovex”), a third party operation in Pakistan that provided support functions for the acquired business. The sellers filed a motion to dismiss portions of the Company’s counterclaims on October 17, 2018, to which the Company’s response or amended pleading is due November 16, 2018. At this time, the outcome of this matter is uncertain.

California Litigation with Collab9. On January 13, 2017, Collab9 filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of California for the County of Los Angeles. The complaint alleged that, in connection with the Company’s processing of transactions with certain customers whose contracts the Company purchased the rights to under the APA following the closing of the APA, the Company, without authorization, accessed and altered electronically stored data of which Collab9 claims to have retained ownership. It further alleged that, although Collab9 authorized the Company to access the data in question during a post-closing transition period, the Company continued to access and alter the data Collab9 claims to own after an alleged termination of such authorization, and, in so doing, violated California’s Computer Data Access and Fraud Act. On February 21, 2017, the Company moved to dismiss the case on the ground that the APA governs this dispute and contains a provision designating New Castle County, Delaware as the exclusive forum in which claims arising out of or relating to the APA may be brought. Following briefing and oral argument on July 12, 2017, the court granted the Company’s motion to dismiss. Collab9 did not include these claims in its Second or Third Amended Complaints in the Delaware Litigation described above, and we do not know whether Collab9 will refile the claims in a Delaware court. The Company believes the claims are wholly without merit, and if pursued by Collab9 in Delaware, the Company intends to vigorously defend against them.

California Litigation Against Yunus, Ovex, Din and Zones. On February 22, 2017, En Pointe filed an action against former employee Imran Yunus in California Superior Court alleging misappropriation of trade secrets, breach of contract, and other claims relating to Mr. Yunus’s departure from his employment at En Pointe to commence employment at a competitor. After discovering new facts about an alleged conspiracy to cause Ovex employees to resign and join a competitor, En Pointe amended the complaint on June 1, 2017 to add Zones, Inc., Ovex and Bob Din as defendants. In its complaint, En Pointe seeks damages against Zones, Yunus, and Din, and injunctive relief against all defendants. The core allegations relate to an alleged scheme orchestrated by defendant Din to conspire with Ovex management to cause Ovex employees to leave Ovex, taking En Pointe’s confidential information and trade secrets, and join competitor Zones. On June 6, 2017, a temporary restraining order was issued by the court in which defendants were ordered, among other things, to immediately provide En Pointe with access to information in their possession and to not use or disclose En Pointe’s trade secrets and confidential information. Ovex partially complied with the order. On July 13, 2017, the court denied En Pointe’s request for a preliminary injunction, without prejudice, and dissolved the temporary restraining order for periods after July 13, 2017 without relieving defendants of their obligations while the temporary restraining order was in effect. The court based its decision primarily upon its determination that, at this stage of the litigation, there lacked sufficient evidence at this time to support the continued need for injunctive relief. In November 2017, En Pointe voluntarily dismissed the action without prejudice in order to seek resolution of disputes regarding data ownership and use rights in the pending Delaware Litigation with Collab9 described above. Depending on the outcome of the Delaware case, we may decide to reinstate this action in California.

Pakistan Litigation. On June 3, 2017, Ovex filed an action in Islamabad Pakistan against PCM’s subsidiary En Pointe, and PCM’s subsidiary in Pakistan, claiming that En Pointe breached a contract pursuant to which Ovex provided En Pointe with back-office administrative support and customer service support. The complaint sought damages, declaratory relief that En Pointe’s termination of services contract should be suspended, and other injunctive relief. On the same date, the court in Pakistan issued a temporary order suspending the termination of the services contract pending a further hearing on the action and indicating that such order will not affect any other order or proceeding of any other competent judicial authority. En Pointe filed applications before the court in Pakistan seeking orders dismissing the injunction and staying the case filed by Ovex seeking damages. En Pointe’s applications were based on its assertion that any matters to be litigated arising out of or in connection with the services contract is subject to a binding and enforceable exclusive arbitration clause in the services contract. On October 10, 2017, the Civil Court in Islamabad Pakistan dismissed the case on grounds of the exclusive venue provision of the contract which requires the case to be litigated in arbitration in California. Ovex appealed the decision of the Civil Court to the High Court in Islamabad. The High Court heard arguments by Ovex on the appeal in early November 2017. The case was temporarily adjourned by request to the High Court by Ovex with the consent of En Pointe, was then refixed for a hearing in August 2018 and is currently awaiting a hearing date to be set by the High Court for further argument on the appealed decision of the Civil Court. The Company believes the claims by Ovex are speculative and wholly without merit, and continues to vigorously defend the claims on jurisdictional grounds. However, the outcome of this matter in Pakistan is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome in the Pakistan courts. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter. In addition to the action by Ovex against En Pointe in Islamabad, on April 3, 2018, the sole shareholder of Ovex filed an action in Lahore Pakistan purportedly on behalf of Ovex against certain officers and directors of En Pointe, PCM and PCM’s subsidiary in Pakistan claiming that Ovex was harmed as a result of an alleged scheme to drive Ovex employees to leave Ovex and join Pakistan-based direct competitors of PCM and affiliates of PCM. No relief has been sought directly against PCM or any of its subsidiaries in the action. We believe that the claims in this action lack merit and continue to vigorously defend the claims on jurisdictional grounds. On September 11, 2017, July 5, 2018, and again on August 17, 2018, the U.S. District Court for the Central District of California entered orders confirming that the pending proceedings in Islamabad and Lahore Pakistan are barred by the arbitration requirements of the applicable service contract between the parties. Despite the orders by the U.S. District Court for the Central District of California, Ovex and its shareholder continue to pursue the litigation in Islamabad and Lahore.

Ovex Arbitration. On June 6, 2017, En Pointe commenced arbitration against Ovex claiming damages arising from various claimed breaches by Ovex of the services contract between the parties. On July 7, 2017, an emergency arbitrator granted En Pointe some interim relief, including (i) a declaration that the arbitration clause in the services contract is valid and not waived, (ii) that any claim relating to termination of the services contract, or for beach of the contract, or for damages arising out of the services contract must be conducted within the arbitration, and (iii) that the services contract terminates no later than August 18, 2017. A permanent arbitrator for the action was appointed on August 3, 2017 and the arbitrator held an in-person, live, evidentiary hearing on November 28, 2017. On March 9, 2018, the arbitrator in the primary arbitration proceeding entered a partial final award in favor of En Pointe. In the award, the arbitrator found, among other things, that: (1) En Pointe had not breached the service contract and owes nothing to Ovex; (2) Ovex materially breached the service agreement and owes En Pointe $990,586 in actual damages plus attorneys’ fees in an amount to be determined later; and (3) the service agreement was properly terminated by En Pointe with no further obligations to En Pointe. En Pointe has submitted support for the award of attorneys’ fees and is awaiting the Arbitrator’s ruling on the amount of the award. Additional claims and damages against Ovex will be decided in a later phase of the arbitration.

Federal Anti-Suit Injunction Action. On June 12, 2017, En Pointe filed a petition in the U.S. District Court for the Central District of California to compel arbitration in California for claims relating to the services contract with Ovex and for an anti-suit injunction against Ovex. In this action, En Pointe sought an order directing that any claims for damages arising out of the services contract must occur in arbitration, and any attempt to pursue damages in a foreign jurisdiction will be blocked by an anti-suit injunction. On September 11, 2017, the U.S. District Court issued an order compelling arbitration in California and granting the anti-suit injunction as requested in En Pointe’s petition. Ovex and its sole shareholder have continued to litigate in Pakistan in violation of the U.S. District Court’s order. On July 5, 2018, the U.S. District Court for the Central District of California entered another order confirming that the pending proceedings in Pakistan are barred by the arbitration requirement and by the Court’s anti-suit injunction and directing Ovex and its shareholder to appear before the Federal Court to show cause why they should not be held in contempt for continuing to litigate in Pakistan in violation of this order. On August 17, 2018, the U.S. District Court for the Central District of California entered another order finding each of Ovex and its shareholder in contempt for continuing to litigate in Pakistan.

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. During the three months ended September 30, 2018, we generated approximately 75% of our revenue in our Commercial segment, 13% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment. During the nine months ended September 30, 2018, we generated approximately 75% of our revenue in our Commercial segment, 12% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment.

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

A substantial portion of our business is dependent on sales of Microsoft and HP Inc. products as well as products purchased from other vendors including Apple, Cisco, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, Synnex and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Microsoft	14%	14%	16%	16%
HP Inc.	10	11	11	10

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

ERP Upgrades

We have made significant progress in the configuration, implementation and successful migration of a large number of our customers to our new ERP platform. We will continue to make progress throughout the remainder of 2018. We currently expect to have the vast majority of our business transitioned to the new platform by mid-2019 with a total expected capitalized cost of under $5 million.

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

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2017 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2018 or other periods, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$510,580	$543,275	$1,599,842	$1,622,117
Cost of goods sold	425,446	461,818	1,340,695	1,377,017
Gross profit	85,134	81,457	259,147	245,100
Selling, general and administrative expenses	74,580	79,951	229,156	233,479
Operating profit	10,554	1,506	29,991	11,621
Interest expense, net	2,273	1,950	7,050	5,589
Equity income from unconsolidated affiliate	73	151	377	424
Income (loss) before income taxes	8,354	(293)	23,318	6,456
Income tax expense	2,383	474	6,653	685
Net income (loss)	$5,971	$(767)	$16,665	$5,771

Basic and Diluted Earnings (Loss) Per Common Share
Basic	$0.50	$(0.06)	$1.40	$0.46
Diluted	0.47	(0.06)	1.35	0.43

Weighted average number of common shares outstanding:
Basic	12,050	12,248	11,936	12,418
Diluted	12,795	12,248	12,343	13,325

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.3	85.0	83.8	84.9
Gross profit	16.7	15.0	16.2	15.1
Selling, general and administrative expenses	14.6	14.7	14.3	14.4
Operating profit	2.1	0.3	1.9	0.7
Interest expense, net	0.4	0.4	0.4	0.3
Equity income from unconsolidated affiliate	0.0	0.0	0.0	0.0
Income (loss) before income taxes	1.7	(0.1)	1.5	0.4
Income tax expense	0.5	0.0	0.5	0.0
Net income (loss)	1.2%	(0.1)%	1.0%	0.4%

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2018		2017
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales		Dollar Change	Percent Change
Commercial	$381,564	75%	$423,479	78%		$(41,915)	(10)%
Public Sector	68,278	13	79,110	15		(10,832)	(14)
Canada	43,861	9	38,086	7		5,775	15
United Kingdom	17,032	3	2,737	1		14,295	522
Corporate & Other	(155)	—	(137)	—		(18)	(13)
Consolidated	$510,580	100%	$543,275	100	%(1)	$(32,695)	(6)

(1)	Does not foot due to rounding.

Consolidated net sales were $510.6 million in the three months ended September 30, 2018 compared to $543.3 million in the three months ended September 30, 2017, a decrease of $32.7 million or 6%. Consolidated sales of services were $44.7 million in the three months ended September 30, 2018 compared to $40.2 million in the three months ended September 30, 2017, an increase of $4.5 million, or 11%, and represented 9% and 7% of consolidated net sales in the three months ended September 30, 2018 and 2017, respectively.

Commercial net sales were $381.6 million in the three months ended September 30, 2018 compared to $423.5 million in the three months ended September 30, 2017, a decrease of $41.9 million or 10%. Sales of services in our Commercial segment were $30.5 million in the three months ended September 30, 2018 compared to $29.7 million in the three months ended September 30, 2017, an increase of $0.8 million or 3%, and represented 8% and 7% of Commercial net sales in the three months ended September 30, 2018 and 2017, respectively. The decrease in our Commercial segment net sales in the three months ended September 30, 2018 was primarily due to a $17.1 million increase in sales reported on a net basis, the impact of a couple of large, lower-margin enterprise customer projects in the prior year that did not reoccur, and several specific customer deals we elected not to pursue based on our focus on profitable growth. In addition, we believe we were negatively impacted by integrated circuit supply shortages from a major chip manufacturer due to their high demand, which shortages affected finished goods supply of certain notebooks and desktops in the third quarter of 2018.

Public Sector net sales were $68.3 million in the three months ended September 30, 2018 compared to $79.1 million in the three months ended September 30, 2017, a decrease of $10.8 million or 14%, primarily due to a 43% decrease in our federal sales which were negatively impacted in the quarter by the loss of a single Federal contract, which we were unwilling to rebid at a loss, and a large rollout to a different Federal agency that did not reoccur. Sales of services in our Public Sector segment were $5.3 million in the three months ended September 30, 2018 compared to $2.7 million in the three months ended September 30, 2017, an increase of $2.6 million or 97%, and represented 8% and 3% of Public Sector net sales in the three months ended September 30, 2018 and 2017, respectively. The decrease in Public Sector net sales was also impacted by an $11.5 million increase in sales reported on a net basis, partially offset by an increase in sales account executive productivity in our SLED business.

Canada net sales were $43.9 million in the three months ended September 30, 2018 compared to $38.1 million in the three months ended September 30, 2017, an increase of $5.8 million, or 15%. Sales of services in our Canada segment remained relatively flat at $7.8 million in each of the three months ended September 30, 2018 and 2017, and represented 18% and 21% of Canada net sales in the three months ended September 30, 2018 and 2017, respectively.

Our United Kingdom segment, which officially launched in the second quarter of 2017, generated net sales of $17.0 million in the three months ended September 30, 2018 compared to $2.7 million in the three months ended September 30, 2017, an increase of $14.3 million, or 522%.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $85.1 million in the three months ended September 30, 2018 compared to $81.5 million in the three months ended September 30, 2017, an increase of $3.6 million, or 5%. Consolidated gross profit margin increased to 16.7% in the three months ended September 30, 2018 from 15.0% in the same period last year. The increase in consolidated gross profit and gross profit margin was primarily due to a shift in mix toward higher margin solutions and service sales, partially offset by a decrease in vendor consideration.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $74.6 million in the three months ended September 30, 2018 compared to $80.0 million in the three months ended September 30, 2017, a decrease of $5.4 million or 7%. Consolidated SG&A expenses as a percentage of net sales decreased to 14.6% in the three months ended September 30, 2018 from 14.7% in the same period last year. The decrease in consolidated SG&A expenses was primarily due to a decrease in personnel costs of $2.4 million which included a $1.0 million decrease in severance costs, a decrease in restructuring charges of $2.0 million, which included $0.9 million of prior year duplicative expenses associated with our terminated back office support services provided by our former service provider in Pakistan, a $0.7 million decrease in M&A and related litigation costs and a $0.6 million decrease in outside service costs.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit (loss) margin by segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2018			2017					Change in
	Operating Profit	Operating Profit (Loss)		Operating Profit	Operating Profit (Loss)		Change in Operating Profit (Loss)		Operating Profit (Loss) Margin
	(Loss)	Margin(1)		(Loss)	Margin(1)		$	%	%
Commercial	$23,212	6.1%		$19,172	4.5%		$4,040	21%	1.6%
Public Sector	4,189	6.1		2,901	3.7		1,288	44	2.4
Canada	306	0.7		(830)	(2.2)		1,136	137	2.9
United Kingdom	(758)	(4.5)		(1,467)	(53.6)		709	48	49.1
Corporate & Other	(16,395)	(3.2	)(1)	(18,270)	(3.4	)(1)	1,875	10	0.2
Consolidated	$10,554	2.1		$1,506	0.3		$9,048	601	1.8

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $10.6 million in the three months ended September 30, 2018 compared to $1.5 million in the three months ended September 30, 2017, an increase of $9.1 million or 601%.

Commercial operating profit was $23.2 million in the three months ended September 30, 2018 compared to $19.2 million in the three months ended September 30, 2017, an increase of $4.0 million or 21%. The increase in Commercial operating profit was primarily due to a $2.2 million decrease in personnel costs, a $0.7 million increase in Commercial gross profit, a $0.4 million decrease in credit card processing costs and a decrease of $0.2 million each of outside service costs and telecommunication costs.

Public Sector operating profit was $4.2 million in the three months ended September 30, 2018 compared to $2.9 million in the three months ended September 30, 2017, an increase of $1.3 million or 44%. The increase in Public Sector operating profit was primarily due to a $0.8 million decrease in personnel costs and a $0.2 million increase in Public Sector gross profit.

Canada operating profit was $0.3 million in the three months ended September 30, 2018 compared to an operating loss of $0.8 million in the three months ended September 30, 2017, an increase of $1.1 million or 137%. The increase in Canada operating profit was primarily due to a $0.8 million decrease in personnel costs, a $0.2 million decrease in consulting fees and a $0.1 million increase in Canada gross profit.

United Kingdom operating loss was $0.8 million in the three months ended September 30, 2018 compared to $1.5 million in the three months ended September 30, 2017, a decrease of $0.7 million. The decrease in United Kingdom operating loss was primarily due to a $2.7 million increase in United Kingdom gross profit, partially offset by a $1.6 million increase in personnel costs.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $16.4 million in the three months ended September 30, 2018 compared to $18.3 million in the three months ended September 30, 2017, a decrease of $1.9 million or 10%, which was primarily due to a $0.6 million decrease in M&A expenses, a $0.5 million decrease in outside service costs and a $0.4 million decrease in telecommunication costs.

Net Interest Expense

Total net interest expense for the three months ended September 30, 2018 was $2.3 million compared with $2.0 million in the same period of 2017, an increase of $0.3 million or 17%. The increase in net interest expense was primarily due to higher average interest rate during the three months ended September 30, 2018 compared to the same period in the prior year, partially offset by a lower average loan balance outstanding during the three months ended September 30, 2018 compared to the same period in the prior year.

Income Taxes

We recorded an income tax expense of $2.4 million in the three months ended September 30, 2018 compared to $0.5 million in the three months ended September 30, 2017. Our effective tax rates for the three months ended September 30, 2018 and 2017 were 28.5% and (161.8)%, respectively. Income taxes in the three months ended September 30, 2018 reflect excess tax benefits associated with stock-based compensation, offset by $0.3 million associated with adjustments to 2017 tax year provisional estimates previously recorded related to U.S. tax reform. Income taxes in the three months ended September 30, 2017 were impacted by the increased impact of discrete items and increased forecasted losses of captive foreign subsidiaries on the effective tax rate due to lower levels of pretax book income during the quarter.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018			2017
	Net Sales	Percentage of Total Net Sales		Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$1,207,245	75%		$1,266,892	78%	$(59,647)	(5)%
Public Sector	199,052	12		222,143	14	(23,091)	(10)
Canada	145,397	9		130,325	8	15,072	12
United Kingdom	48,617	3		3,099	—	45,518	1,469
Corporate & Other	(469)	—		(342)	—	(127)	37
Consolidated	$1,599,842	100	%(1)	$1,622,117	100%	$(22,275)	(1)

(1)	Does not foot due to rounding.

Consolidated net sales were $1,599.8 million in the nine months ended September 30, 2018 compared to $1,622.1 million in the nine months ended September 30, 2017, a decrease of $22.3 million or 1%. Consolidated sales of services were $132.7 million in the nine months ended September 30, 2018 compared to $117.8 million in the nine months ended September 30, 2017, an increase of $14.9 million, or 13%, and represented 8% and 7% of consolidated net sales in the nine months ended September 30, 2018 and 2017, respectively.

Commercial net sales were $1,207.2 million in the nine months ended September 30, 2018 compared to $1,266.9 million in the nine months ended September 30, 2017, a decrease of $59.7 million or 5%. Sales of services in our Commercial segment were $92.9 million in the nine months ended September 30, 2018 compared to $84.4 million in the nine months ended September 30, 2017, an increase of $8.5 million or 10%, and represented 8% and 7% of Commercial net sales in the nine months ended September 30, 2018 and 2017, respectively. The decrease in our Commercial segment net sales in the nine months ended September 30, 2018 was primarily due to a $30.9 million increase in sales reported on a net basis, the impact of a couple of large, lower-margin enterprise customer projects in the prior year that did not reoccur, and several specific customer deals we elected not to pursue based on our focus on profitable growth. In addition, we believe we were negatively impacted by integrated circuit supply shortages from a major chip manufacturer due to their high demand, which shortages affected finished goods supply of certain notebooks and desktops in the third quarter of 2018.

Public Sector net sales were $199.1 million in the nine months ended September 30, 2018 compared to $222.1 million in the nine months ended September 30, 2017, a decrease of $23.0 million or 10%. Sales of services in our Public Sector segment was $13.2 million in the nine months ended September 30, 2018 compared to $10.6 million in the nine months ended September 30, 2017, and represented 7% and 5% of Public Sector net sales in the nine months ended September 30, 2018 and 2017, respectively. The decrease in Public Sector net sales was primarily due to a 29% decrease in our federal sales which were negatively impacted by the loss of a single Federal contract, which we were unwilling to rebid at a loss, and a large rollout to a different Federal agency that did not reoccur. Our SLED sales decreased by 2% in the nine months ended September 30, 2018 compared to the same period in 2017. Further, our public sector sales were impacted by an $8.2 million increase in sales reported on a net basis.

Canada net sales were $145.4 million in the nine months ended September 30, 2018 compared to $130.3 million in the nine months ended September 30, 2017, an increase of $15.1 million, or 12%. Sales of services in our Canadian segment were $22.8 million in the nine months ended September 30, 2018 compared to $22.7 million in the nine months ended September 30, 2017, and represented 16% and 17% of Canada net sales in the nine months ended September 30, 2018 and 2017, respectively.

United Kingdom net sales were $48.6 million in the nine months ended September 30, 2018 compared to $3.1 million in the nine months ended September 30, 2017, an increase of $45.5 million reflecting the growth of our United Kingdom segment since its launch in the second quarter of 2017.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $259.1 million in the nine months ended September 30, 2018 compared to $245.1 million in the nine months ended September 30, 2017, an increase of $14.0 million, or 6%. Consolidated gross profit margin increased to 16.2% in the nine months ended September 30, 2018 from 15.1% in the same period last year. The increase in consolidated gross profit was primarily due to a shift in mix toward higher margin solutions and service sales, partially offset by a decrease in vendor consideration. The increase in gross profit margin was primarily due to a shift in mix towards higher margin solutions and services and the increase in sales recorded on a net basis, partially offset by a decrease in vendor consideration as percentage of net sales.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $229.2 million in the nine months ended September 30, 2018 compared to $233.5 million in the nine months ended September 30, 2017, a decrease of $4.3 million or 2%. Consolidated SG&A expenses as a percentage of net sales decreased to 14.3% in the nine months ended September 30, 2018 from 14.4% in the same period last year. The decrease in consolidated SG&A expenses was primarily due to a $4.3 million decrease in outside service costs which was primarily related to the termination of the Pakistani BPO service contract, a $2.5 million decrease in restructuring costs and a $1.1 million decrease in telecommunications costs, partially offset by an increase in personnel costs of $3.4 million, which reflects a $6.8 million increase related to the growth of our new United Kingdom segment which was launched in the second quarter of 2017 but partially offset by a $2.4 million decrease in Commercial segment personnel costs.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Nine Months Ended September 30,								Change in
	2018			2017			Change in		Operating
	Operating Profit	Operating Profit		Operating Profit	Operating Profit		Operating Profit (Loss)		Profit Margin
	(Loss)	Margin(1)		(Loss)	Margin(1)		$	%	%
Commercial	$70,421	5.8%		$57,150	4.5%		$13,271	23%	1.3%
Public Sector	8,872	4.5		9,127	4.1		(255)	(3)	0.4
Canada	2,934	2.0		685	0.5		2,249	328	1.5
United Kingdom	(2,152)	(4.4)		(3,204)	(103.4)		1,052	33	99.0
Corporate & Other	(50,084)	(3.1	)(1)	(52,137)	(3.2	)(1)	2,053	4	0.1
Consolidated	$29,991	1.9		$11,621	0.7		$18,370	158	1.2

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $30.0 million in the nine months ended September 30, 2018 compared to $11.6 million in the nine months ended September 30, 2017, an increase of $18.4 million or 158%.

Commercial operating profit was $70.4 million in the nine months ended September 30, 2018 compared to $57.2 million in the nine months ended September 30, 2017, an increase of $13.2 million or 23%. The increase in Commercial operating profit was primarily due to a $5.6 million increase in Commercial gross profit, a $2.4 million decrease in personnel costs, a $1.3 million decrease in outside service costs, a $1.2 million decrease in credit card processing costs and a $0.8 million decrease in net advertising expenses.

Public Sector operating profit was $8.9 million in the nine months ended September 30, 2018 compared to $9.1 million in the nine months ended September 30, 2017, a decrease of $0.2 million or 3%. The decrease in Public Sector operating profit was primarily due to a $1.4 million decrease in Public Sector gross profit partially offset by a $0.5 million decrease in personnel costs, a $0.2 million decrease in amortization expense, and a $0.1 million decrease in each of outside service costs, consulting fees and variable fulfillment costs.

Canada operating profit was $2.9 million in the nine months ended September 30, 2018 compared to $0.7 million in the nine months ended September 30, 2017, an increase of $2.2 million or 328%. The increase in Canada operating profit was primarily due to a $1.3 million decrease in personnel costs and a $1.1 million increase in Canada gross profit.

United Kingdom operating loss was $2.2 million in the nine months ended September 30, 2018 compared to $3.2 million in the nine months ended September 30, 2017, a decrease of $1.0 million. The decrease in United Kingdom operating loss was primarily due to an $8.9 million increase in United Kingdom gross profit, partially offset by a $6.8 million increase in personnel costs.

Corporate & Other operating expenses were $50.1 million in the nine months ended September 30, 2018 compared to $52.1 million in the nine months ended September 30, 2017, a decrease of $2.0 million or 4%, which was primarily due to a $2.9 million decrease in outside services and a $1.9 million decrease in restructuring costs, partially offset by a $1.2 million increase in lease expenses and a $0.9 million increase in personnel costs.

Net Interest Expense

Total net interest expense for the nine months ended September 30, 2018 was $7.1 million compared with $5.6 million in the same period of 2017. The $1.5 million increase in interest expense during the nine months ended September 30, 2018 was primarily due to higher average interest rate and a higher average loan balance outstanding in the nine months ended September 30, 2018 compared to the same period in the prior year.

Income Tax Expense

We recorded an income tax expense of $6.7 million in the nine months ended September 30, 2018 compared to $0.7 million in the nine months ended September 30, 2017. Our effective tax rates for the nine months ended September 30, 2018 and 2017 were 28.5% and 10.6%, respectively. Income taxes for the nine months ended September 30, 2018 and 2017 include the benefit of $0.7 million and $2.7 million in excess tax benefits related to stock based compensation, respectively. The increase in the effective tax rate for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily related to the impact of lower excess tax benefits related to stock based compensation recorded in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, offset by the reduction in the Federal income tax rate and other factors within tax reform.

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

We had cash and cash equivalents of $8.5 million at September 30, 2018 and $9.1 million at December 31, 2017. Our working capital increased by $24.2 million to a working capital of $16.5 million at September 30, 2018 from negative working capital of $7.7 million at December 31, 2017.

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

We made no repurchases of shares of our common stock under this program during the three and nine months ended September 30, 2018. At September 30, 2018, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which historically received the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. The labor credits program ended at the end of fiscal year 2016. We have received full payment under all of our outstanding claims for labor credits under this program as of September 30, 2018.

Cash Flows from Operating Activities. Net cash provided by operating activities was $87.9 million in the nine months ended September 30, 2018 compared to net cash used in operating activities of $29.4 million in the nine months ended September 30, 2017.

The $87.9 million of net cash provided by operating activities in the nine months ended September 30, 2018 was primarily due to a $39.5 million decrease in inventory and a $22.9 million increase in accounts payable, partially offset by an $11.8 million increase in accounts receivable. The decrease in our inventory balance was due to our sell through of certain purchases we made in the fourth quarter of 2017. The increase in our accounts payable and accounts receivable was primarily due to seasonally strong sales and related purchase volumes toward the end of the third quarter of 2018 compared to the end of the fourth quarter of 2017.

The $29.4 million of net cash used in operating activities in the nine months ended September 30, 2017 was primarily due to a $55.6 million increase in accounts receivable, partially offset by a $10.6 million decrease in our inventory and a $6.3 million decrease in our prepaid expenses and other current assets.

Cash Flows from Investing Activities. Net cash used in investing activities was $3.9 million in the nine months ended September 30, 2018 compared to $15.8 million in the nine months ended September 30, 2017.

The $3.9 million of net cash used in investing activities in the nine months ended September 30, 2018 was primarily related to investments in our IT infrastructure and leasehold improvements.

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

Cash Flows from Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2018 was $84.3 million compared to net cash provided by financing activities of $45.9 million in the nine months ended September 30, 2017.

The $84.3 million of net cash used in financing activities in the nine months ended September 30, 2018 was primarily related to $79.3 million of net payments made on our line of credit, $2.6 million of payments on our notes payable and $2.2 million of earn-out liability payments.

The $45.9 million of net cash provided by financing activities in the nine months ended September 30, 2017 was primarily related to $60.9 million of net borrowings on our line of credit, partially offset by $11.4 million of payments relating to repurchases of our common shares under a repurchase program and $11.1 million of earn-out liability payments.

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

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At September 30, 2018, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At September 30, 2018, we had $169.0 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

On July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of September 30, 2018, we had no outstanding balance under the Channel Finance Facility.

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

At September 30, 2018, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 3.78%.

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

Other Planned Capital Projects

ERP Upgrades

We have made significant progress in the configuration, implementation and successful migration of a large number of our customers to our new ERP platform. We will continue to make progress throughout the remainder of 2018. We currently expect to have the vast majority of our business transitioned to the new platform by mid-2019 with a total expected capitalized cost of under $5 million.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, there has been no material change in any off-balance sheet arrangements since December 31, 2017.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 10 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three and nine months ended September 30, 2018 other than compensation arrangements in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At September 30, 2018 the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of September 30, 2018. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At September 30, 2018, we had $134.5 million outstanding under our line of credit and $34.2 million outstanding under our notes payable with variable interest rates. At September 30, 2018, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.7 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. We have also recently commenced operations in the United Kingdom. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of September 30, 2018, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft represented approximately 14% of our net sales in each of the three months ended September 30, 2018 and 2017, and HP Inc. represented approximately 10% and 11% of our net sales in the three months ended September 30, 2018 and 2017, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

***

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit Number	Description

3.1	Second Amended and Restated Bylaws of PCM, Inc., amended as of September 10, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2018 (the “September 14, 2018 Form 8-K”))

3.2	Second Amended and Restated Bylaws of PCM, Inc., marked to show amendments effective as of September 10, 2018 (incorporated herein by reference to Exhibit 3.2 to the September 14, 2018 Form 8-K)

10.1	Form of Amended and Restated Indemnification Agreement, by and between PCM, Inc. and the indemnitees parties thereto (incorporated herein by reference to Exhibit 10.1 to the September 14, 2018 Form 8-K)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: November 8, 2018	By:	/s/Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

