Form 10-K
period 2018-12-31
PCM, INC.
filed 2019-03-14
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $119.6 million, based upon the closing sales price of the registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2019, the registrant had 12,245,979 shares of common stock outstanding.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant to be filed in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

In connection with our recent acquisitions and our resulting entrance into selling products, services and solutions in the Canadian and the United Kingdom (“UK”) markets, we formed two new operating segments called Canada and United Kingdom. Our Canada segment includes our operations related to these Canadian market activities, beginning as of the respective dates of the Acrodex and Tiger Direct acquisitions in 2015 and Stratiform in late 2016, as discussed above. Our United Kingdom segment includes the results of our subsidiary PCM Technology Solutions UK, Ltd (“PCM UK”), which was formed in connection with our entrance into the UK market in the first quarter of 2017 and serves as our hub for the UK and the rest of Europe. For more information about our segments, see below under “Segment Reporting Data.”

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

Leverage our Strong Partnerships with Key Vendors

We believe it is important to leverage our strong relationships with key OEM and publisher vendor partners such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec, Synnex and VMware and other key partners on a company-wide basis. We believe our long-standing relationships with our key vendor partners give us increased visibility and legitimacy in the minds of our customers and provide us key insights related to new and existing technology solutions, roadmaps for such offerings and other critical industry dynamics. These insights help to ensure that our sales and marketing organizations are knowledgeable and well positioned to profitably understand, market, sell and deliver these technologies to our customers, allowing us to meet our customers’ evolving and increasingly complex technology needs.

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

	Years Ended December 31,
	2018	2017	2016
Software(1)	29%	28%	28%
Notebooks & Tablets	17	20	19
Desktops	8	7	7
Delivered services	8	7	6
Networking	8	6	7
Manufacturer service and warranty(1)	6	6	6
Displays	5	4	4
Accessories	3	4	4
Storage	3	3	4
Servers	3	3	2
Printers	2	2	2
Input devices	2	2	2
Other(2)	6	8	9
Total	100%	100%	100%

(1)	Software, including software licenses, maintenance and enterprise agreements, and manufacturer service and warranties are shown, for purposes of this table, on a gross sales billed to customers basis, net of returns and do not reflect the net down impact related to revenue recognition for sales of such products.
(2)	All other includes power, supplies, consumer electronics, memory, iPod/MP3 and miscellaneous other items.

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

	Years Ended December 31,
	2018	2017	2016
Microsoft	15%	15%	15%
HP Inc.	10	10	10

We are also linked electronically with approximately 29 distributors and manufacturers, which allows our account executives to view applicable product availability online and drop-ship those products directly to customers. These arrangements allow us to reduce inventory carrying costs, achieve higher order fill rates and improve inventory turns.

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

Distribution

For the U.S. market, we operate an 84,640 square foot warehouse facility in Lewis Center, Ohio, which includes a 20,000 square foot configuration center, a 20,254 square foot warehouse facility in Irvine, California and a 126,000 square foot warehouse in Worthington, Ohio, which currently includes a 5,000 square foot configuration center. While our Lewis Center and Irvine warehouses have primarily functioned as custom configuration and distribution centers for our commercial customers, our Worthington warehouse serves as the primary distribution center for general stock and use by all segments of our business.

For the Canadian market, we operate an approximately 20,500 square foot warehouse in Edmonton, Alberta, which includes a 1,000 square foot configuration center, a 10,750 square foot warehouse in Calgary, Alberta, which includes a 750 square foot configuration center, and a 9,185 square foot warehouse in Richmond Hill, Ontario.

We believe that our warehousing and distribution facilities and relationships are adequate for our current and foreseeable future needs. Our warehouse and distributor partners also provide us with electronic purchasing and drop shipping systems for products that we do not maintain in stock in our directly owned inventory. Approximately 29 distributors and manufacturers are linked to us electronically to provide inventory availability and pricing information. We transmit orders electronically for immediate shipment via an electronic interchange to the selected distributor after considering inventory availability, service level, price and location. This capability has historically allowed us to ship a high percentage of orders on the same day that they are received and we expect to continue to leverage these capabilities.

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

Competition

The business of selling information technology hardware products, software and services is highly competitive. We compete with a variety of companies that can be divided into several broad categories:

●	other technology solution providers and direct marketers, including CDW, Insight Enterprises, Presidio and Connection;
●	large value added resellers such as CompuCom Systems, Pomeroy IT Solutions and World Wide Technology;
●	government resellers such as CDWG and GovConnection;
●	computer retail stores and resellers, including superstores such as Best Buy, Office Depot and Staples;
●	hardware and software vendors such as Apple, Hewlett Packard Enterprise, HP Inc. and Dell Technologies that sell or are increasing sales directly to end users;
●	online resellers, such as Amazon.com;
●	software focused resellers such as Soft Choice and SHI; and
●	other direct marketers and value added resellers of information technology hardware products, software and services, such as Amazon Business and Web Services, and Google Business Services, among others.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2018, 2017 and 2016 are summarized in Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

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

Employees

At December 31, 2018, we had 3,954 full-time and 86 part-time employees, consisting of 2,219 in the United States, 906 in the Philippines, 703 in Canada, 198 in the United Kingdom and 14 in India. We emphasize recruiting and training high-quality personnel and, to the extent practical, promote people to positions of increased responsibility from within the company. Many employees initially receive training appropriate for their position, followed by varying levels of training in computer technology, communication and leadership. New account executives participate in an intensive sales training program, during which time they are introduced to our business ethics and philosophy, available resources, products and services, as well as basic and advanced sales skills. Training for specific product lines and continuing education programs are conducted on a regular basis, supplemented by vendor-sponsored training programs for account executives and technical support personnel.

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

Available Information

Our corporate website address is www.pcm.com. We are subject to the informational requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and file or furnish reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, if any, available free of charge on our corporate website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We have also adopted a code of conduct and ethics that applies to our directors, officers and employees which is available on our website. The information contained on our website is not part of this report or incorporated by reference herein.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft represented approximately 15% of our net sales in each of the years ended December 31, 2018 and 2017 and products manufactured by HP Inc. represented approximately 10% of our net sales in each of the years ended December 31, 2018 and 2017. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We may not be able to maintain existing vendor relationships or preferred provider status with our vendors, or business sources, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.

We purchase products and services for resale both directly from manufacturers and software publishers and indirectly through distributors and other sources, all of whom we consider our vendors. We also maintain certain qualifications and preferred provider status with several of our vendors, which provides us with preferred pricing, vendor training and support, preferred access to products and services, and other significant benefits. We also benefit from our involvement with, or qualification as a preferred provider for, large contract vehicles or organizations as other indirect sources of business. In many cases, vendors require us to meet certain minimum standards in order to retain these qualifications and preferred provider status. If we do not maintain our existing relationships or preferred provider certifications or authorizations, or if we fail to build new relationships with vendors on acceptable terms, including favorable pricing, vendor consideration or reseller qualifications, we may not be able to offer a broad selection of products and services or continue to offer products and services from these vendors at competitive prices or at all. From time to time, vendors may be acquired by other companies, terminate our right to sell some or all of their products, modify or terminate our preferred provider or qualification status, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. For example, one of our major vendors adopted heightened sales growth and dedicated sales personnel standards for its preferred provider designation. Our failure to meet these heightened standards could cause us to lose preferred provider status with the vendor. Any termination of our preferred provider status with any of our major vendors, or our failure to build new vendor relationships, could have a negative impact on our operating results. Additionally, some products are subject to manufacturer, publisher or distributor allocation, which limits the number of units of those products that are available to us and may adversely affect our operating results.

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

Our customers are increasingly able to access technology solutions necessary to their operations through cloud-based offerings. Increasing demand for cloud-based offerings may reduce demand for certain of our existing technology solution offerings. We are investing in our cloud-based capabilities, including products and services related to our own direct and third-party cloud-based offerings, such as our hybrid cloud data center and NOC services, Azure Cloud solutions, Office 365 and Enterprise Mobility Suite. Our agreements with these vendor partners may impose obligations on our company to indemnify such partners from misuse of the contracted services by our customers. We expect to continue to increasingly invest in our cloud-based capabilities in support of anticipated customer evolution towards cloud-based solutions. There can be no assurance that our investments in cloud-based offerings will result in improved sales or profitability, avoid unforeseen liabilities in connection with those cloud-based services, or allow us to offset any reductions in sales of our more traditional hardware product, software and related service offerings which may result from our customers’ increased adoption of cloud-based solutions. Any such reductions in sales or increase in liabilities may have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to data security laws that are becoming more widespread and burdensome, and increasingly require notification of security breaches to affected individuals, regulators and other third parties. At the same time, cyber attacks and other efforts by bad actors to steal personal information or company proprietary information, and to disrupt service, are on the rise. Our systems contain personal, financial and other information that is entrusted to us by our customers and employees, as well as financial, proprietary, and other confidential information relating to our business. Despite the security measures we have in place, security breaches involving our systems or the systems of our third-party vendors may occur, and could result in system and service disruptions or the theft or disclosure of personal or confidential information. In addition to risks we face from cyber attacks or security attacks directly targeted at our systems, we offer our products, services and solutions to companies, such as healthcare or financial institutions, under contracts which may expose us to significant liabilities for data breaches or losses which could arise out of or result from products, services or solutions we may sell to these institutions. As newer and more sophisticated technologies evolve, and the portfolio of the service providers we share confidential information with grows, we could be exposed to increased risks from breaches in security, including those from human error, negligence or mismanagement or from illegal or fraudulent acts, such as cyberattacks. The occurrence of any of these security breaches, or the claim that our company has suffered such a security breach, whether accurate or not, could result in adverse publicity, loss of customer confidence, increased costs, reduced sales and profits, criminal penalties, and civil liabilities. In addition, in order to ensure customer confidence in our solutions and services, we may choose to remediate actual or perceived security concerns by implementing further security measures which could require us to expend significant resources. The FTC and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in companies’ data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks, security breaches, or other disclosures of personal information, present an ongoing risk to us, could result in a loss of customers, damage to our reputation and monetary damages. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation or violation of our privacy and data security practices. Any such liability could decrease our profitability and materially adversely affect our financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2018, we operated in approximately 936,000 square feet of space primarily in the United States, Canada, United Kingdom and the Philippines. We lease a total of approximately 571,000 square feet of space primarily used for office, distribution and data center purposes. We own a total of approximately 365,000 square feet of space, primarily used for our corporate headquarters, data center and warehouse purposes. Each of our facilities is utilized by one or more of our segments. Our principal facilities at December 31, 2018 are set forth in the table below:

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

Our common stock has been publicly traded on the Nasdaq Global Market since our initial public offering on April 4, 1995 and currently trades under the symbol PCMI. As of the close of business on March 6, 2019, there were approximately 18 holders of record of our common stock.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, again amended in April 2015 and increased to a total of $30 million, and again amended in August 2017 and increased to a total of $40 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. We made no repurchases of shares of our common stock under this program during the three months and year ended December 31, 2018. At December 31, 2018, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return of our company with the cumulative total return of the Nasdaq Stock Market—the Nasdaq Composite Index and the Nasdaq Retail Trade Index. The graph assumes $100 invested at the per-share closing price of our common stock and each of the indices on December 31, 2013. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

	Measurement Period (fiscal years covered)
	12/2013	12/2014	12/2015	12/2016	12/2017	12/2018
PCM, Inc.	$100.00	$92.70	$96.69	$219.08	$96.40	$171.47
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Retail Trade	100.00	99.94	144.65	151.79	205.09	236.21

***

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

The selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 presented below were derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 along with the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 presented below were derived from our consolidated financial statements which are not included elsewhere herein.

	Years Ended December 31,
	2018	2017(1)	2016(1)	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Net sales	$2,163,960	$2,166,887	$2,239,557	$1,661,948	$1,356,362
Cost of goods sold	1,820,018	1,842,159	1,920,630	1,437,621	1,164,295
Gross profit	343,942	324,728	318,927	224,327	192,067
Selling, general and administrative expenses	303,196	314,100	284,026	249,809 (2)	176,362
Operating profit (loss)	40,746	10,628	34,901	(25,482)	15,705
Interest expense, net	9,486	7,894	6,083	3,860	3,180
Equity income from unconsolidated affiliate	770	528	—	—	—
Income (loss) from continuing operations before income taxes	32,030	3,262	28,818	(29,342)	12,525
Income tax expense (benefit)	9,257	667	11,158	(11,394)	5,490
Income (loss) from continuing operations	22,773	2,595	17,660	(17,948)	7,035
Loss from discontinued operations, net of taxes	—	—	—	(310)	(1,570)
Net income (loss)	$22,773	$2,595	$17,660	$(18,258)	$5,465

Basic and Diluted Earnings (Loss) Per Common Share
Basic EPS
Income (loss) from continuing operations	$1.90	$0.21	$1.49	$(1.49)	$0.57
Loss from discontinued operations, net of taxes	—	—	—	(0.03)	(0.12)
Net income (loss)	$1.90	$0.21	$1.49	$(1.52)	$0.45

Diluted EPS
Income (loss) from continuing operations	$1.83	$0.20	$1.41	$(1.49)	$0.55
Loss from discontinued operations, net of taxes	—	—	—	(0.03)	(0.13)
Net income (loss)	$1.83	$0.20	$1.41	$(1.52)	$0.42

(1)	Reflects adjustments relating to our adoption of ASU 2014-09, “Revenue form Contracts with Customers (Topic 606)” on January 1, 2018. See Part II, Item 8, Note 2 of the Notes to the Consolidated Financial Statements of this report under “Adoption of New Revenue Recognition Standard” for more information.
(2)	Includes a $25.4 million write-off of internally developed software work in process related to our upcoming ERP and CRM systems, in favor of an ERP and CRM systems already configured and in production at En Pointe.

	At December 31,
	2018	2017	2016		2015		2014
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$6,032	$9,113	$7,172		$11,176		$8,892
Working capital	19,598	(7,719)	(4,183)		(9,165)		63,425
Total assets	720,950	740,252	630,804		600,173		389,190
Short-term debt	3,283	3,362	15,769	(1)	17,711	(1)	3,741
Line of credit	88,399	213,778	107,396		162,439		52,795
Long-term debt, excluding current portion	29,507	32,892	18,750		21,454		22,415
Total debt, net(2)	115,157	240,919	134,743		190,428		70,059
Total stockholders’ equity	152,893	127,626	128,967		109,515		133,316

(1)	Short-term debt at December 31, 2016 and 2015 includes $4.6 million and $4.8 million, respectively, classified on our Consolidated Balance Sheet as “Note payable related to asset held for sale” relating to the mortgage on our Irvine property that is held for sale.
(2)	Represents total of all notes payable and outstanding balance on line of credit, net of cash.

During 2014, we discontinued the operation of all four of our retail stores, located in Huntington Beach, Santa Monica and Torrance, California and Chicago, Illinois, and our OnSale and eCost businesses. We reflected the results of these operations, which were historically reported as a part of our MacMall segment at the time, as discontinued operations for the applicable periods presented herein in our Consolidated Balance Sheets and Consolidated Statements of Operations.

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. In 2018, we generated approximately 76% of our revenue in our Commercial segment, 12% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment.

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

Our United Kingdom segment consists of results of our UK subsidiary, PCM UK and its wholly-owned subsidiaries, which serve as our hub for the UK and the rest of Europe. PCM UK commenced its sales operations in May 2017.

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

	Years Ended December 31,
	2018	2017	2016
Microsoft	15%	15%	15%
HP Inc.	10	10	10

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

STRATEGIC DEVELOPMENTS

Acquisitions

Provista Technology

On December 22, 2017, PCM UK completed the acquisition of Provista Technology for an initial purchase price of £3.4 million, net of cash acquired and including £1.1 million of accrued earn-out liability (or $4.5 million, net of cash acquired and including $1.4 million of accrued earn-out liability). Provista Technology has expertise across a range of technologies and manufacturers including Cisco, Avaya, Cisco Meraki, Huawei, Checkpoint, and other leading vendors, with offerings encompassing all aspects of Cloud Networking, Cloud Video, Hyperconvergence, Security, Collaboration, Secure Wireless and IP LAN, WAN & Data Center Networks. We believe this acquisition will further enhance PCM UK’s expertise and vendor accreditations in the United Kingdom as a Cisco Gold Partner, allowing PCM UK and its subsidiaries to offer further consultancy, integration and supply of services and solutions across the UK marketplace while replicating many existing offerings from our North American organization.

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

En Pointe

We are currently involved in several disputes related to our acquisition of En Pointe Technologies completed in April 2015. These proceedings are described under the heading “Legal Proceedings” in Part I, Item 1, Note 10 to the Notes to the Consolidated Financial Statements of this report and are incorporated herein by reference. Any litigation, arbitration or other dispute resolution process could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. While we intend to pursue and/or defend these actions vigorously, we cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

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

ERP Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In October 2015, our management selected, and our board of directors approved, the adoption of the SAP platform (that came with the acquisition of En Pointe) to be the platform to which we would migrate all legacy systems. We have made significant progress in the configuration, implementation and successful migration of a large number of our customers to our new ERP platform. We will continue to make progress throughout the remainder of 2019. We currently expect to have the vast majority of our business transitioned to the new platform by mid-2019 with a total expected capitalized cost of under $5 million.

Real Estate Transactions

In January 2017, we completed the purchase of real property in Woodridge, Illinois for approximately $3.1 million in cash. The real property includes approximately 29,344 square feet of office space. For more information on the financing arrangement of this transaction, see Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We made no repurchases of shares of our common stock under this program during the three months and year ended December 31, 2018. At December 31, 2018, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. At October 1, 2018, our goodwill resided in our Abreon, Commercial Technology, Public Sector, Canada and United Kingdom reporting units.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2018. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2018, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2018. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon, Commercial Technology, Public Sector, Canada and United Kingdom reporting units exceeding their respective carrying values by 37%, 126%, 31%, 195% and 152% and, accordingly, we were not required to perform the second step of the goodwill evaluation. We had $7.2 million, $62.5 million, $8.3 million, $4.9 million and $4.6 million of goodwill as of October 1, 2018 residing in our Abreon, Commercial Technology, Public Sector, Canada and United Kingdom reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2018, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 39% as of October 1, 2018. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2018 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2019 or other periods, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

	Years Ended December 31,
	2018	2017	2016
Net sales	$2,163,960	$2,166,887	$2,239,557
Cost of goods sold	1,820,018	1,842,159	1,920,630
Gross profit	343,942	324,728	318,927
Selling, general and administrative expenses	303,196	314,100	284,026
Operating profit	40,746	10,628	34,901
Interest expense, net	9,486	7,894	6,083
Equity income from unconsolidated affiliate	770	528	—
Income before income taxes	32,030	3,262	28,818
Income tax expense	9,257	667	11,158
Net income	$22,773	$2,595	$17,660

	As a Percentage of Net Sales For Years Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	84.1	85.0	85.8
Gross profit	15.9	15.0	14.2
Selling, general and administrative expenses	14.0	14.5	12.6
Operating profit	1.9	0.5	1.6
Interest expense, net	0.4	0.3	0.3
Equity income from unconsolidated affiliate	0.0	0.0	—
Income before income taxes	1.5	0.2	1.3
Income tax expense	0.4	0.1	0.5
Net income	1.1%	0.1%	0.8%

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Year Ended December 31,
	2018		2017
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales		Dollar Change	Percent Change
Commercial	$1,647,431	76%	$1,709,249	79%		$(61,818)	(4)%
Public Sector	258,945	12	274,650	13		(15,705)	(6)
Canada	195,846	9	171,208	8		24,638	14
United Kingdom	62,359	3	12,235	1		50,124	410
Corporate & Other	(621)	0	(455)	0		(166)	36
Consolidated	$2,163,960	100%	$2,166,887	100	%(1)	$(2,927)	(0)

(1)	Does not foot due to rounding.

Consolidated net sales were $2,164.0 million in 2018 compared to $2,166.9 million in 2017, a decrease of $2.9 million. Consolidated sales of services were $178.2 million in 2018 compared to $160.8 million in 2017, an increase of $17.4 million, or 11%, and represented 8% and 7% of consolidated net sales in 2018 and 2017, respectively.

Commercial net sales were $1,647.4 million in 2018 compared to $1,709.2 million in 2017, a decrease of $61.8 million or 4%. Sales of services in our Commercial segment were $125.0 million in 2018 compared to $116.3 million in 2017, an increase of $8.7 million, or 7%, and represented 8% and 7% of Commercial net sales in 2018 and 2017, respectively. The decrease in our Commercial segment net sales in 2018 was primarily due to a $35.2 million increase in sales reported on a net basis, the impact of a couple of large, lower-margin enterprise customer projects in the prior year that did not reoccur, and several specific, non-strategic customer deals we elected not to pursue based on our focus on profitable growth. In addition, we believe we were negatively impacted by integrated circuit supply shortages from a major chip manufacturer due to their high demand, which shortages affected finished goods supply of certain notebooks and desktops in the second half of 2018.

Public Sector net sales were $258.9 million in 2018 compared to $274.7 million in 2017, a decrease of $15.7 million, or 6%. Sales of services in our Public Sector segment were $17.8 million in 2018 compared to $13.9 million in 2017, an increase of $3.9 million, or 28%, and represented 7% and 5% of Public Sector net sales in 2018 and 2017, respectively. The decrease in our Public Sector net sales in 2018 was primarily due to a 20% decrease in our federal sales which were negatively impacted by the loss of a single Federal contract, which we were unwilling to rebid at a loss, and a large rollout to a different Federal agency that did not reoccur.

Canada net sales were $195.8 million in 2018 compared to $171.2 million in 2017, an increase of $24.6 million, or 14%. Sales of services in our Canadian segment were $30.6 million in 2018 compared to $30.1 million in 2017, an increase of $0.5 million, or 2%, and represented 16% and 18% of Canada net sales in 2018 and 2017, respectively.

United Kingdom net sales were $62.4 million in 2018 compared to $12.2 million in 2017, an increase of $50.2 million, or 410%. Sales of services in our United Kingdom segment were $4.8 million in 2018 compared to $0.5 million in 2017, an increase of $4.3 million, or 837%, and represented 8% and 4% of United Kingdom net sales in 2018 and 2017, respectively.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $343.9 million in 2018 compared to $324.7 million in 2017, an increase of $19.2 million, or 6%. Consolidated gross profit margin increased to 15.9% in 2018 from 15.0% in the same period of the prior year. The increase in consolidated gross profit was primarily due to a shift in mix toward higher margin solutions and service sales, partially offset by a decrease in vendor consideration. The increase in gross profit margin was primarily due to the increase in sales recorded on a net basis and the increased gross profit margin associated with the shift in mix towards higher margin solutions and services, partially offset by a decrease in vendor consideration as percentage of net sales.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $303.2 million in 2018 compared to $314.1 million in 2017, a decrease of $10.9 million or 3%. Consolidated SG&A expenses as a percentage of net sales decreased to 14.0% in 2018 from 14.5% in the same period of the prior year. The decrease in consolidated SG&A expenses was primarily due to a decrease in outside services of $4.9 million, primarily related to the termination of the service contract with our prior BPO service provider in Pakistan and a decrease in third party logistics costs, a decrease in restructuring related costs of $3.3 million, a decrease in credit card related costs of $2.2 million, a decrease in telecommunication costs of $1.8 million, a decrease in net advertising costs of $1.3 million and an adjustment to reduce $1.1 million of contingent consideration relating to the Provista Technology acquisition, slightly offset by an increase in personnel costs of $1.2 million.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit (loss) margin, by segment, for the periods presented (in thousands):

	Year Ended December 31,								Change in
	2018			2017			Change in		Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Operating Profit (Loss)		Profit (Loss) Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$94,516	5.7%		$75,284	4.4%		$19,232	26%	1.3%
Public Sector	9,770	3.8		8,885	3.2		885	10	0.6
Canada	4,580	2.3		423	0.2		4,157	983	2.1
United Kingdom	(1,963)	(3.1)		(5,205)	(42.5)		3,242	62	39.4
Corporate & Other	(66,157)	(3.1	)(1)	(68,759)	(3.2	)(1)	2,602	4	0.1
Consolidated	$40,746	1.9		$10,628	0.5		$30,118	283	1.4

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $40.7 million in 2018 compared to $10.6 million in 2017, an increase of $30.1 million or 283%.

Commercial operating profit was $94.5 million in 2018 compared to $75.3 million in 2017, an increase of $19.2 million, or 26%. The increase in commercial operating profit was primarily due to a $7.2 million increase in Commercial gross profit, a $4.0 million decrease in personnel costs, a $2.2 million decrease in credit card processing costs, a $1.4 million reduction in outside service costs, a $1.2 million decrease in restructuring related costs and a $1.0 million decrease in net advertising costs.

Public Sector operating profit was $9.8 million in 2018 compared to $8.9 million in 2017, an increase of $0.9 million, or 10%. The increase in Public Sector operating profit was primarily due to a $1.1 million decrease in personnel costs, a $0.3 million decrease in amortization costs and a $0.2 million decrease in restructuring related costs partially offset by a $0.9 million decrease in Public Sector gross profit.

Canada operating profit was $4.6 million in 2018 compared to $0.4 million in 2017, an increase of $4.2 million, or 983%. This increase in Canada operating profit was primarily due to a $2.8 million increase in Canada gross profit and a $1.3 million decrease in personnel costs.

We maintain a public sector contract in our Canada segment that is expected to expire in the fourth quarter of 2019. The impact to 2020 results from the non-renewal of this contract compared to what we expect in 2019 will be approximately $10 million in revenues and $3 million of operating profit, offset by any increased sales and associated gross profit and adjustments to cost structure that we will seek prior to the termination of the contract in the fourth quarter of 2019 and thereafter.

United Kingdom operating loss was $2.0 million in 2018 compared to $5.2 million in 2017, a decrease of $3.2 million, or 62%. The decrease in United Kingdom operating loss was primarily due to increase to a $10.4 million in United Kingdom gross profit partially offset by a $6.9 million increase in personnel costs which was primarily related to the investments we made in account executives. United Kingdom operating loss in 2018 was also benefited by a $1.1 million reduction of contingent consideration relating to the Provista Technology acquisition.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $66.2 million in 2018 compared to $68.8 million in 2017, a decrease of $2.6 million, or 4%. The decrease in our Corporate & Other operating expenses was primarily due to a $3.5 million decrease in outside service costs, primarily related to the termination of the service contract with our prior BPO service provider in Pakistan and a decrease in third party logistics costs, a $2.0 million decrease in restructuring related charges and a $1.4 million decrease in telecommunication costs, partially offset by a $1.7 million increase in lease costs and a $0.7 million increase in personnel costs.

Net Interest Expense

Total net interest expense for 2018 increased to $9.5 million compared to $7.9 million for 2017. The $1.6 million increase in net interest expense in 2018 was primarily due to higher average interest rate in 2018 compared to the same period in the prior year partialy offset by a lower average loan balance.

Income Tax Expense

We recorded an income tax expense of $9.3 million in 2018 compared to $0.7 million in 2017. Our effective tax rates were 28.9% for 2018 and 20.4% for 2017. Income taxes in 2018 reflect the benefit of decrease in enacted US federal income tax rates from 35% to 21%. Income taxes in 2017 benefited from a one-time reduction in income tax expense of $0.4 associated with the adoption of ASU 2014-09, as well as certain adjustments related to the Tax Cuts and Jobs Act of 2017 including a $1.9 million one-time benefit of revaluing our deferred tax liabilities at a new lower federal tax rate, partially offset by a $0.7 million one-time expense related to the foreign income transition tax.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Year Ended December 31,
	2017			2016
	Net Sales	Percentage of Total Net Sales		Net Sales	Percentage of Total Net Sales		Dollar Change	Percent Change
Commercial	$1,709,249	79%		$1,737,830	78%		$(28,581)	(2)%
Public Sector	274,650	13		351,617	16		(76,967)	(22)
Canada	171,208	8		150,193	7		21,015	14
United Kingdom	12,235	1		—	—		12,235	NM (2)
Corporate & Other	(455)	0		(83)	0		(372)	NM (2)
Consolidated	$2,166,887	100	%(1)	$2,239,557	100	%(1)	$(72,670)	(3)

(1)	Does not foot due to rounding.
(2)	Not meaningful.

Consolidated net sales were $2,166.9 million in 2017 compared to $2,239.6 million in 2016, a decrease of $72.7 million, or 3%. Our consolidated net sales in 2017 do not include $98.7 million of net sales made under contracts held by the NCE. Consolidated sales of services were $160.8 million in 2017 compared to $143.2 million in 2016, an increase of $17.6 million, or 12%, and represented 7% and 6% of consolidated net sales in 2017 and 2016, respectively.

Commercial net sales were $1,709.2 million in 2017 compared to $1,737.8 million in 2016, a decrease of $28.6 million or 2% despite the impact of $98.7 million of net sales made under contracts now held by the NCE and not consolidated in our Commercial net sales. Sales of services in our Commercial segment were $116.3 million in 2017 compared to $107.6 million in 2016, an increase of $8.7 million, or 8%, and represented 7% and 6% of Commercial net sales in 2017 and 2016, respectively.

Public Sector net sales were $274.7 million in 2017 compared to $351.6 million in 2016, a decrease of $76.9 million, or 22%. Our Federal sales decreased by 24%, while our State, Local and Educational Sales decreased by 20%. Public Sector business was also impacted by the departure of the president of our Public Sector business in the fourth quarter of 2017 for personal reasons unrelated to the business, and we are currently undertaking a search for his replacement. Sales of services in our Public Sector segment were $13.9 million in 2017 compared to $11.5 million in 2016, an increase of $2.4 million, or 21%, and represented 5% and 3% of Public Sector net sales in 2017 and 2016, respectively.

Canada net sales were $171.2 million in 2017 compared to $150.2 million in 2016, an increase of $21.0 million, or 14%. Sales of services in our Canadian segment were $30.1 million in 2017 compared to $24.0 million in 2016, an increase of $6.1 million, or 25%, and represented 18% and 16% of Canada net sales in 2017 and 2016, respectively.

Our United Kingdom segment, which officially launched in the second quarter of 2017, generated net sales of approximately $12.2 million in 2017.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $324.7 million in 2017 compared to $318.9 million in 2016, an increase of $5.8 million, or 2%. Consolidated gross profit margin increased to 15.0 % in 2017 from 14.2% in the same period in the prior year. The increase in consolidated gross profit was primarily due to an increased mix of higher margin solutions and services, despite the decrease in consolidated net sales. The increase in consolidated gross profit margin was primarily due to the impact of increased sales of services and advanced solutions as well as the beneficial impact of the non-consolidation in 2017 of contracts now held by the NCE, as discussed above, which have historically had lower margins.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $314.1 million in 2017 compared to $284.0 million in 2016, an increase of $30.1 million, or 11%. Consolidated SG&A expenses as a percentage of net sales increased to 14.5% in 2017 from 12.7% in the same period in the prior year. The increase in consolidated SG&A expenses was primarily related to a $19.1 million increase in personnel costs, which was primarily related to the investments we made in account executives in the U.K., Canada and in our advanced technology solutions practices. The increase in consolidated SG&A expenses was also impacted by $3.6 million of restructuring related costs, $1.7 million of increased telecommunication costs and a $1.5 million increase in M&A and related litigation costs, partially offset by a $1.7 million reduction in amortization expense and a $1.6 million decrease in outside service costs primarily related to the termination of the third party back office support (BPO) contract in Pakistan.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Year Ended December 31,								Change in
	2017			2016			Change in		Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Operating Profit (Loss)		Profit (Loss) Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$75,284	4.4%		$81,429	4.7%		$(6,145)	(8)%	(0.3)%
Public Sector	8,885	3.2		14,064	4.0		(5,179)	(37)	(0.8)
Canada	423	0.2		3,994	2.7		(3,571)	(89)	(2.5)
United Kingdom	(5,205)	NM	(1)	—	—		(5,205)	NM (1)	NM (1)
Corporate & Other	(68,759)	(3.2	)(2)	(64,586)	(2.9	)(2)	(4,173)	6	(0.3)
Consolidated	$10,628	0.5		$34,901	1.6		$(24,273)	(70)	(1.1)

(1)	Not meaningful.
(2)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $10.6 million in 2017 compared to $34.9 million in 2016, a decrease of $24.3 million or 70%.

Commercial operating profit was $75.3 million in 2017 compared to $81.4 million in 2016, a decrease of $6.1 million, or 8%. The decrease in Commercial operating profit was primarily due to an increase in investments we made in our advanced solutions, field sales and inside sales, partially offset by a $5.1 million decrease in personnel costs, a $1.6 million decrease in lease expenditures, a $1.1 million decrease in amortization expenses and a $2.1 million increase in Commercial gross profit.

Public Sector operating profit was $8.9 million in 2017 compared to $14.1 million in 2016, a decrease of $5.2 million, or 37%. The decrease in Public Sector operating profit was primarily due to a $2.8 million increase in personnel costs and a $2.3 million decrease in Public Sector gross profit.

Canada operating profit was $0.4 million in 2017 compared to $4.0 million in 2016, a decrease of $3.6 million, or 89%. This decrease in Canada operating profit was primarily due to a $6.5 million increase in personnel costs related to our investment in advanced solutions and sales account executive headcount, as well as the addition of costs resulting from the acquisition of Stratiform in December 2016, a $0.4 million increase in each of travel and entertainment expenses and consulting fees, partially offset by a $4.2 million increase in Canada gross profit.

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

Net Interest Expense

Total net interest expense for 2017 increased to $7.9 million compared to $6.1 million for 2016. The $1.8 million increase in net interest expense in 2017 was primarily due to higher average interest rate and higher average loan balance in 2017 compared to the same period in the prior year, as well as a $0.3 million interest charge recorded in the second quarter of 2017 related to unclaimed property reports dating back to 2013.

Income Tax Expense

We recorded an income tax expense of $0.7 million in 2017 compared to $11.2 million in 2016. Our effective tax rates were 20.4% for 2017 and 38.7% for 2016. The reduction in tax rate in 2017 reflected the adoption of ASU 2016-09 with a benefit associated with stock compensation as well as certain adjustments related to the Tax Cuts and Jobs Act of 2017 including a $1.9 million one-time benefit of revaluing our deferred tax liabilities at a new lower federal tax rate, partially offset by a $0.7 million one-time expense related to the foreign income transition tax.

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

We had cash and cash equivalents of $6.0 million at December 31, 2018 and $9.1 million at December 31, 2017. Our working capital increased by $27.3 million to $19.6 million at December 31, 2018 from negative working capital of $7.7 million at December 31, 2017.

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

We made no repurchases of shares of our common stock under this program during the year ended December 31, 2018. At December 31, 2018, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We maintain a Canadian sales center serving the U.S. market, which historically received the benefit of labor credits under the Investment Quebec Refundable Tax Credit for Major Employment Generating Projects (GPCE) program. The labor credits program ended at the end of fiscal year 2016. We have received full payment under all of our outstanding claims for labor credits under this program as of December 31, 2018.

Cash Flows from Operating Activities. Net cash provided by operating activities of $133.7 million in 2018 compared to net cash used in operating activities was $64.8 million in 2017 and net cash provided by operating activities of $96.5 million in 2016.

The $133.7 million of net cash provided by operating activities in 2018 was primarily the result of an increase in our accounts payable of $66.6 million relating to timing of payables, a decrease in inventory of $41.9 million primarily related to the sell through of certain purchases made in the fourth quarter of 2017 and an increase in accrued expenses and other current liabilities of $18.3 million, as well as our net income of $22.8 million, partially offset by an increase in accounts receivable of $23.8 million.

The $64.8 million of net cash used by operating activities in 2017 was primarily the result of an increase in accounts receivable of $68.0 million primarily due to timing differences compared to the prior year and an increase in inventory of $31.3 million reflecting certain purchases made in the fourth quarter of 2017 which have largely been sold in the first quarter of 2018, partially offset by an $8.4 million increase in accounts payable and a $7.1 million decrease in prepaid expenses and other current assets.

The $96.5 million of net cash provided by operating activities in 2016 was primarily the result of our net income adjusted for depreciation and amortization, an increase in accounts payable of $87.7 million relating to timing of payables, partially offset by a $24.8 million increase in inventory and a $18.3 million increase in accounts receivable.

Cash Flows from Investing Activities. Net cash used in investing activities was $5.8 million in 2018, $22.1 million in 2017, and $10.8 million in 2016.

The $5.8 million of net cash used in investing activities in 2018 was primarily related to $5.7 million of capital expenditures.

The $22.1 million of net cash used in investing activities in 2017 was primarily related to $17.3 million of capital expenditures, $3.1 million related to the acquisition of Provista Technology and $1.7 million related to the acquisition of Stack Technology.

The $10.8 million of net cash used in investing activities in 2016 was primarily related to $8.7 million of capital expenditures, $1.5 million related to the acquisition of Stratiform in December 2016 and $0.5 million of incremental acquisition-related investments.

Cash Flows from Financing Activities. Net cash used in financing activities of $130.0 million in 2018 compare to net cash provided by financing activities of $88.4 million in 2017 and net cash used in financing activities of $90.0 million in 2016.

The $130.0 million of net cash used in financing activities in 2018 was primarily related to $125.4 million of net payments on our line of credit and $3.5 million of payments on our notes payable.

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

Debt. The following table sets forth our outstanding debt as of the periods presented (in thousands):

	At December 31,
	2018	2017
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$88,399	$213,778
Note payable, LIBOR plus 1.50%, maturing in March 2021(1)	9,243	11,032
Note payable, LIBOR plus 1.50%, maturing in March 2021(2)	1,628	1,943
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022(3)	4,207	4,404
Note payable, LIBOR plus 2.25%, maturing in January 2022(4)	3,679	3,908
Note payable, LIBOR plus 2.25%, maturing in January 2020(5)	6,489	6,798
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in January 2020(6)	7,308	7,710
Note payable, LIBOR plus 3.2%, maturing in May 2025	236	284
Other notes payable, matured in August and September 2018	—	175
Total	121,189	250,032
Less: Total current debt	91,682	217,140
Total non-current debt	$29,507	$32,892

(1)	Refer to discussion below regarding the sub-line secured by the building in Santa Monica, California.
(2)	Refer to discussion below regarding the sub-line secured by the building in Woodridge, Illinois
(3)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Irvine, California.
(4)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Lewis Center, Ohio.
(5)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in New Albany, Ohio.
(6)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in El Segundo, California.

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

As amended through December 31, 2018, the terms of our credit facility provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit and a sub-line of up to £25,000,000 as the UK Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fifth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (vi) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%; and (vii) a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month. The terms of our credit facility are more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2018, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2018, we had $207.0 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

Also on July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of December 31, 2108, we had no outstanding balance under the Channel Finance Facility.

At December 31, 2018, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 4.07%.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following tables set forth our future contractual obligations and other commercial commitments as of December 31, 2018 (in thousands), including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations:
Long-term debt obligations(1)	$32,790	$3,283	$22,775	$6,685	$47
Purchase and other obligations(2)	14,522	11,347	3,175	—	—
Operating lease obligations	50,574	6,765	12,274	9,566	21,969
Capital lease obligations	3,420	1,325	1,612	483	—
Total contractual obligations	$101,306	$22,720	$39,836	$16,734	$22,016

Other commercial commitments(3):
Line of credit(1)	$88,399	$88,399	$—	$—	$—

(1)	Long-term debt obligations and line of credit exclude interest, which is based on a variable rate tied to the prime rate or LIBOR plus a variable spread, at our option.
(2)	Purchase and other obligations consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).
(3)	We had a total of $12.9 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2018. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2018.

Other Planned Capital Projects

ERP Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In October 2015, our management selected, and our board of directors approved, the adoption of the SAP platform (that came with the acquisition of En Pointe) to be the platform to which we would migrate all legacy systems. We have made significant progress in the configuration, implementation and successful migration of a large number of our customers to our new ERP platform. We will continue to make progress throughout the remainder of 2019. We currently expect to have the vast majority of our business transitioned to the new platform by mid-2019 with a total expected capitalized cost of under $5 million.

In addition to costs related to the upgrade of our ERP systems, we expect to make periodic upgrades to our IT systems on an ongoing basis.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

Contingencies

For a discussion of contingencies, see Part II, Item 8, Note 10 of the Notes to the Consolidated Financial Statements of this report.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the year ended December 31, 2018 other than employee compensation arrangements in the ordinary course of business.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of impact of recently issued accounting standards, see Part II, Item 8, Note 2 of the Notes to the Consolidated Financial Statements of this report under “Recent Accounting Pronouncements.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At December 31, 2018, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of December 31, 2018. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At December 31, 2018, we had $88.4 million outstanding under our line of credit and $32.8 million outstanding under our notes payable with variable interest rates. As of December 31, 2018, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.2 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of December 31, 2018, we did not have material foreign currency or overall currency exposure.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PCM, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to adoption of FASB ASC No. 606, Revenue from Contracts with Customers, using the full retrospective approach.

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
March 14, 2019

We have served as the Company’s auditor since 2013.

PCM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts and share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,032	$9,113
Accounts receivable, net of allowances of $1,714 and $2,181	463,487	439,658
Inventories	61,617	103,471
Prepaid expenses and other current assets	8,535	9,333
Total current assets	539,671	561,575
Property and equipment, net	69,286	71,551
Goodwill	87,226	87,768
Intangible assets, net	8,103	11,090
Deferred income taxes	1,483	1,759
Investment and other assets	15,181	6,509
Total assets	$720,950	$740,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$357,212	$289,201
Accrued expenses and other current liabilities	63,213	55,040
Deferred revenue	7,966	7,913
Line of credit	88,399	213,778
Notes payable — current	3,283	3,362
Total current liabilities	520,073	569,294
Notes payable	29,507	32,892
Other long-term liabilities	16,583	7,338
Deferred income taxes	1,894	3,102
Total liabilities	568,057	612,626
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,573,700 and 17,170,273 shares issued; 12,183,048 and 11,779,621 shares outstanding	18	17
Additional paid-in capital	138,703	134,646
Treasury stock, at cost: 5,390,652 shares	(38,536)	(38,536)
Accumulated other comprehensive income	(1,313)	251
Retained earnings	54,021	31,248
Total stockholders’ equity	152,893	127,626
Total liabilities and stockholders’ equity	$720,950	$740,252

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Net sales	$2,163,960	$2,166,887	$2,239,557
Cost of goods sold	1,820,018	1,842,159	1,920,630
Gross profit	343,942	324,728	318,927
Selling, general and administrative expenses	303,196	314,100	284,026
Operating profit	40,746	10,628	34,901
Interest expense, net	9,486	7,894	6,083
Equity income from unconsolidated affiliate	770	528	—
Income before income taxes	32,030	3,262	28,818
Income tax expense	9,257	667	11,158
Net income	$22,773	$2,595	$17,660

Basic and Diluted Earnings Per Common Share
Basic	$1.90	$0.21	$1.49
Diluted	1.83	0.20	1.41

Weighted average number of common shares outstanding
Basic	11,993	12,269	11,847
Diluted	12,437	13,094	12,528

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$22,773	$2,595	$17,660
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,564)	890	126
Total other comprehensive (loss) income	(1,564)	890	126
Comprehensive income	$21,209	$3,485	$17,786

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income (loss)	Earnings	Total
Balance at December 31, 2015	11,915	$16	$122,932	$(23,326)	$(765)	$11,087	$109,944
Stock option exercises, RSUs vested and related income tax benefit	458	—	2,884		—	—	2,884
Stock-based compensation expense	—	—	1,961	—	—	—	1,961
Purchases of common stock under a stock repurchase program	(406)	—	—	(3,608)	—	—	(3,608)
Net income	—	—	—	—	—	17,660	17,660
Other comprehensive income	—	—	—	—	126	—	126
Balance at December 31, 2016	11,967	16	127,777	(26,934)	(639)	28,747	128,967
Stock option exercises, RSUs vested and related income tax benefit	705	1	4,170		—	—	4,171
Stock-based compensation expense	—	—	2,605	—	—	—	2,605
Purchases of common stock under a stock repurchase program	(892)	—	—	(11,602)	—	—	(11,602)
Forfeiture rate election related to stock-based compensation	—	—	94	—	—	(94)	—
Net income	—	—	—	—	—	2,595	2,595
Other comprehensive income	—	—	—	—	890	—	890
Balance at December 31, 2017	11,780	17	134,646	(38,536)	$251	31,248	127,626
Stock option exercises, RSUs vested and related income tax benefit	403	1	998		—	—	999
Stock-based compensation expense	—	—	3,059	—	—	—	3,059
Net income	—	—	—	—	—	22,773	22,773
Other comprehensive loss	—	—	—	—	(1,564)	—	(1,564)
Balance at December 31, 2018	12,183	$18	$138,703	$(38,536)	$(1,313)	$54,021	$152,893

See Notes to the Consolidated Financial Statements.

PCM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$22,773	$2,595	$17,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,440	14,181	15,784
Equity income from unconsolidated affiliate	(770)	(528)	—
Distribution from equity method investee	294	237	—
Write-off of software work in process	—	—	37
Provision for deferred income taxes	(959)	283	1,291
Non-cash stock-based compensation	3,059	2,605	1,961
Change in operating assets and liabilities:
Accounts receivable	(23,829)	(67,997)	(18,274)
Inventories	41,854	(31,252)	(24,831)
Prepaid expenses and other current assets	798	7,061	1,770
Other assets	(7,937)	(333)	1,020
Accounts payable	66,641	8,355	87,719
Accrued expenses and other current liabilities	18,253	3,868	12,948
Deferred revenue	53	(3,853)	(572)
Total adjustments	110,897	(67,373)	78,853
Net cash provided by (used in) operating activities	133,670	(64,778)	96,513
Cash Flows From Investing Activities
Purchases of property and equipment	(5,741)	(17,325)	(8,705)
Acquisitions, net of cash acquired	(35)	(4,806)	(2,077)
Net cash used in investing activities	(5,776)	(22,131)	(10,782)
Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(125,379)	106,382	(55,043)
Borrowings under notes payable	—	5,216	526
Payments under notes payable	(3,450)	(3,771)	(5,173)
Change in book overdraft	1,314	3,195	(13,131)
Payments of obligations under capital leases	(1,009)	(1,311)	(2,425)
Payments of earn-out liability	(2,199)	(13,427)	(13,058)
Proceeds from capital lease obligations Capital lease proceeds	—	587	—
Net proceeds from stock issued under stock option plans	1,646	5,080	2,541
Payments for deferred financing costs	(275)	(1,009)	(653)
Common shares repurchased and held in treasury	—	(11,602)	(3,608)
Payment of taxes related to net-settled stock awards	(646)	(894)	—
Net cash (used in) provided by financing activities	(129,998)	88,446	(90,024)
Effect of foreign currency on cash flow	(977)	404	289
Net change in cash and cash equivalents	(3,081)	1,941	(4,004)
Cash and cash equivalents at beginning of the period	9,113	7,172	11,176
Cash and cash equivalents at end of the period	$6,032	$9,113	$7,172
Supplemental Cash Flow Information
Interest paid	$9,051	$7,071	$5,373
Income taxes paid, net	2,048	4,340	7,332
Supplemental Non-Cash Investing and Financing Activities
Financed purchases of property and equipment	$2,508	$900	777
Accrued earn-out liability related to acquisitions	—	707	$326

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. In 2018, we generated approximately 76% of our revenue in our Commercial segment, 12% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment.

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

Revenue Recognition

We adhere to the guidelines and principles of revenue recognition described in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “ASC 606”), which we adopted on January 1, 2018 using the full retrospective method. See below under “Adoption of New Revenue Recognition Standard” for more information relating to the adoption of this standard. Under ASC 606, we identify and account for a contract with a customer when it has written approval and commitment of the parties, the rights of the parties including payment terms are identified, the contract has commercial substance, and consideration is probable of collection. We recognize revenue upon delivery to the customer when control, title and risk of loss of a promised product or service transfers to a customer, as per our contractual agreement with customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those products or services. In certain types of arrangements, as discussed more fully below, revenue from sales of third-party vendor products or services is recorded on a net basis when we act as an agent between the customer and the vendor, and on a gross basis when we act as the principal for the transaction. To determine whether the company is an agent or principal, we consider whether we obtain control of the products or services before they are transferred to the customer, as well as whether we have primary responsibility for fulfillment to the customer, inventory risk and pricing discretion.

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

Other

The Company’s contracts give rise to variable consideration in the form of sales returns and allowances which we estimate at the most likely amount to which we are expected to be entitled. This estimate is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The most likely estimated amount of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of the Company’s anticipated performance and historical experience and are recorded at the time of sale.

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

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less and credit card receivables with settlement terms less than 5 days are considered cash equivalents. Amounts due from credit card processors classified as cash totaled $1.0 million and $4.0 million at December 31, 2018 and 2017, respectively. Checks issued but not presented for payment to the bank, net of available cash subject to a right of offset, totaling $10.0 million and $8.6 million as of December 31, 2018 and 2017, respectively, were included in “Accounts payable” in our Consolidated Balance Sheets. Our cash management programs result in utilizing available cash to pay down our line of credit.

Accounts Receivable

We generate the majority of our accounts receivable through the sale of products and services to certain customers on account. In addition, we record vendor receivables at such time as all conditions have been met that would entitle us to receive such vendor funding, and is thereby considered fully earned.

The following table presents the gross amounts of our accounts receivable (in thousands):

	At December 31,
	2018	2017
Trade receivables	$418,328	$380,990
Vendor receivables	33,704	41,185
Other receivables	13,169	19,664
Total gross accounts receivable	465,201	441,839
Less: Allowance for doubtful accounts receivable	(1,714)	(2,181)
Accounts receivable, net	$463,487	$439,658

As of December 31, 2018 and 2017, “Vendor receivables” presented above included $21.6 million and $23.6 million, respectively, of unbilled receivables relating to vendor consideration, which is described above under “Cost of Goods Sold.”

Accounts receivable potentially subject us to credit risk. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history, and generally do not require collateral. No customer accounted for more than 10% of trade accounts receivable at December 31, 2018 and 2017. We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We regularly evaluate our customers’ financial condition and credit history in determining the adequacy of our allowance for doubtful accounts. We have historically incurred credit losses within management’s expectations. We also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If the estimated allowance for uncollectible accounts or vendor receivables subsequently proves to be insufficient, additional allowance may be required.

Inventories

Inventories consist primarily of finished goods, and are stated at the lower of cost (determined under the first-in, first-out method) or market. We record revenue and related cost of goods sold as described above under “Revenue Recognition.” As such, inventories include goods-in-transit to customers at December 31, 2018 and 2017.

A substantial portion of our business is dependent on sales of Cisco, HP Inc. and Microsoft products as well as products purchased from other vendors including Apple, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, Synnex and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Years Ended December 31,
	2018	2017	2016
Microsoft	15%	15%	15%
HP Inc.	10	10	10

Advertising Costs

Our advertising expenditures are expensed in the period incurred. Total net advertising expenses, which were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, were $4.0 million, $5.3 million and $4.2 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

We had $5.7 million and $4.5 million of remaining unamortized internally developed software at December 31, 2018 and 2017, respectively.

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Events that may create an impairment include, but are not limited to, significant and sustained decline in our stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions. Changes in estimates of future cash flows or changes in market values could result in a write-down of our goodwill in a future period. If an impairment loss results from any impairment analysis as described above, such loss will be recorded as a pre-tax charge to our operating income. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. At October 1, 2018, our goodwill resided in our Abreon, Commercial Technology, Public Sector, Canada and United Kingdom reporting units.

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

We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets for possible impairment as of October 1, 2018. Our management, with the assistance of an independent third-party valuation firm, determined the fair values of our reporting units and their underlying assets, and compared them to their respective carrying values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to our reporting units pursuant to ASC 350. As a result of our annual impairment analysis as of October 1, 2018, we have determined that no impairment of goodwill and other indefinite-lived intangible assets existed.

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

In conjunction with our annual assessment of goodwill, our valuation techniques did not indicate any impairment as of October 1, 2018. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair values of our Abreon, Commercial Technology, Public Sector, Canada and United Kingdom reporting units exceeding their respective carrying values by 37%, 126%, 31%, 195% and 152% and, accordingly, we were not required to perform the second step of the goodwill evaluation. We had $7.2 million, $62.5 million, $8.3 million, $4.9 million and $4.6 million of goodwill as of October 1, 2018 residing in our Abreon, Commercial Technology, Public Sector, Canada and United Kingdom reporting units, respectively. In applying the market and income approaches to determining fair value of our reporting units, we rely on a number of significant assumptions and estimates including revenue growth rates and operating margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions could affect the results of these impairment reviews.

As part of our annual review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at October 1, 2018, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 39% as of October 1, 2018. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the recent significant investments made in various parts of our business and their effects on analyst earnings models.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill and indefinite-lived intangible assets impairment testing as of October 1, 2018 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2019 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill and indefinite-lived intangible assets impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

On December 22, 2017, U.S. tax legislation was enacted, known as the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), containing a broad range of tax reform provisions including, among other items, changes in the U.S. taxation of non-U.S. earnings. The 2017 Tax Act introduced a provision, effective for years beginning on or after January 1, 2018, which taxes global intangible low-taxed income (GILTI) in excess of a deemed return on the tangible assets of foreign corporations. Interpretive guidance on the accounting for GILTI states that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI as a period expense in the year the tax is incurred. We have elected to recognize the current tax on GILTI as a period expense. We include the current tax impact of GILTI in our effective tax rate.

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

Sales Taxes

We present sales tax we collect from our customers on a net basis (excluded from our revenues).

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

Foreign Currency Translation

The local currency of our foreign operations is their functional currency. The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with ASC 830-30. Accordingly, the assets and liabilities of our Canadian and Philippine subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity on our Consolidated Balance Sheets. All transaction gains or losses are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations, and we recorded a loss of $0.5 million for the year ended December 31, 2018, and gains of $25,000 and $0.2 million for the years ended December 31, 2017 and 2016, respectively.

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Accounting,” which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, the calculation of diluted earnings per share, forfeitures, and statutory state tax withholding requirements, as wells as classification in statement of cash flows. We adopted ASU 2016-09 effective January 1, 2017 using the prospective method to recognize excess tax benefits and deficits in our consolidated statements of operations, and using the retrospective method relating to classification of excess tax benefits on our consolidated statements of cash flows. Also, we made an accounting policy election, on a modified prospective basis, to recognize forfeitures as they occur and cease estimating expected forfeitures. As a result of adopting ASU 2016-09, in 2017 we recorded a credit to income tax expense of approximately $2.7 million related to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock units on our consolidated statement of operations, and we reclassified $0.9 million from cash flows from financing activities to cash flows from operating activities for 2016 to conform to our current period presentation. Also, we recorded a $94,000 cumulative effect adjustment to retained earnings as of January 1, 2017 as a result of our accounting policy election relating to forfeitures. We anticipate ongoing income tax expense volatility as a result of the adoption of this standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements” which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The new lease standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We plan to adopt the new lease standard effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease and our initial direct costs for any leases that exist prior to adoption of the new standard. We expect that the primary effect of adopting the new lease standard on January 1, 2019 will be recording right-of-use assets and corresponding lease obligations for current operating leases on our consolidated balance sheet, which is expected to be in the range of $45 million to $55 million. See Note 10 for more information regarding future lease payment obligation under leases that will be subject to this new lease accounting standard.

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

The adoption of ASU 2014-09 impacted our financial results as follows (in millions, except per share amounts):

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

The adoption of ASU 2014-09 did not impact our consolidated balance sheet as of December 31, 2017. We have recast our consolidated statements of cash flows for the years ended December 31, 2017 and 2016 to conform to the adjusted consolidated balance sheet as described above.

3. Revenue

The following table presents our total net sales disaggregated by our major product line and our reportable segments (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Year Ended December 31, 2018
Hardware & Software Products	$1,522,440	$241,148	$165,286	$57,514	$(621)	$1,985,767
Services	124,991	17,797	30,560	4,845	—	178,193
Total	$1,647,431	$258,945	$195,846	$62,359	$(621)	$2,163,960

Year Ended December 31, 2017
Hardware & Software Products	$1,592,920	$260,740	$141,126	$11,718	$(455)	$2,006,049
Services	116,329	13,910	30,082	517	—	160,838
Total	$1,709,249	$274,650	$171,208	$12,235	$(455)	$2,166,887

The change in our deferred revenue related to contracts with customers was as follows (in thousands):

	Current		Long-Term		Total
Balance at December 31, 2017	$7,913	(1)	$463	(2)	$8,376
Deferral of revenue	32,060		1,132		33,192
Recognition of deferred revenue	(31,928)		(837)		(32,765)
Foreign currency translation	(79)		—		(79)
Balance at December 31, 2018	$7,966	(1)	$758	(2)	$8,724

(1)	Presented as “Deferred revenue” on our consolidated balance sheets.
(2)	Presented as part of “Other long-term liabilities” on our consolidated balance sheets.

At December 31, 2018, we had an immaterial amount of contract assets resulting from revenue being recognized in excess of the amount that we have the right to invoice the customer.

Revenue allocated to remaining performance obligations represents non-cancellable contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be delivered and recognized as revenue in future periods. Contracted, but not recognized, revenue was $31.6 million as of December 31, 2018, of which we expect to recognize approximately 55% over the next 12 months and the remainder thereafter. We applied the practical expedient provided under ASC 606-10-50-14(a) and have not included information about remaining performance obligations that have original expected duration of one year or less.

4. Acquisitions

Provista Technology

On December 22, 2017, PCM UK, our UK based subsidiary, completed the acquisition of Provista Technology for an initial purchase price of £3.4 million, net of cash acquired and including £1.1 million of accrued earn-out liability (or $4.5 million, net of cash acquired and including $1.4 million of accrued earn-out liability). Provista Technology has expertise across a range of technologies and manufacturers including Cisco, Avaya, Cisco Meraki, Huawei, Checkpoint, and other leading vendors, with offerings encompassing all aspects of Cloud Networking, Cloud Video, Hyperconvergence, Security, Collaboration, Secure Wireless and IP LAN, WAN & Data Center Networks. We believe this acquisition further enhanced PCM UK’s expertise and vendor accreditations in the United Kingdom as a Cisco Gold Partner, allowing PCM UK and its subsidiaries to offer further consultancy, integration and supply of services and solutions across the UK marketplace while replicating many existing offerings from our North American organization. As part of the Provista acquisition, we agreed to pay certain contingent earn-out consideration related to years ending December 31, 2018, 2019 and 2020 (each year the “measurement period”), estimated to be approximately $1.4 million as of December 31, 2017, and payable 90 days in arrears following each measurement period. The accounting for the acquisition of Provista Technology has been finalized as of December 31, 2018 and we have determined that the estimated fair value of contingent consideration to be paid throughout the earn-out periods to be approximately $0.3 million, which has been included in “Other long-term liabilities” on our consolidated balance sheet as of December 31, 2018. During the year ended December 31, 2018, we adjusted the estimate of the earn-out liability and reducted it by $1.1 million, which was included as part of “Selling, general and administrative expenses” on our consolidated statement of operations.

Stack Technology

On September 22, 2017, PCM UK completed the acquisition of Stack Technology for an initial purchase price of £1.2 million, net of cash acquired (or $1.7 million, net of cash acquired). Stack Technology, headquartered in Liverpool, United Kingdom, specializes in the selection, implementation and management of leading IT solutions, with offerings encompassing all aspects of cloud-based solutions, security, virtualization, data services, unified communications, and infrastructure. We agreed to pay certain contingent consideration as part of our acquisition of Stack Technology. However, we do not believe any earn-out consideration will be earned by the seller pursuant to the terms of the acquisition agreement. As such, as of December 31, 2017 and 2018, we had no accrued earn-out liability related to the Stack Technology acquisition. The accounting for the acquisition of Stack Technology has been finalized in September 2017.

En Pointe

On April 1, 2015, we completed the acquisition of certain assets of En Pointe, one of the nation’s largest independent IT solutions providers, headquartered in Southern California. En Pointe is the largest acquisition by PCM to date based on revenues, and is expected to significantly enhance PCM’s relationships with several key vendor partners, provide incremental advanced technical certifications and operational expertise in key practice areas, and bring the consolidated business significantly increased scale. We acquired the assets of En Pointe’s IT solutions provider business, excluding cash and other current tangible assets such as accounts receivable. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand. Under the terms of the agreement, we paid an initial purchase price of $15 million in cash and an additional $2.3 million for inventory. We agreed to pay certain contingent earn-out consideration, including 22.5% of the future adjusted gross profit of the business and 10% of certain service revenues over the three years following the closing of the acquisition. Through December 31, 2018, we have made a total of $37.6 million of earn-out payments to the sellers of En Pointe, of which we made $2.2 million, $13.4 million and $13.1 million, respectively, during 2018, 2017 and 2016. The payments made to date have been reasonably consistent with the historical fair value analysis.

Real Estate Transaction

In January 2017, we completed the purchase of real property in Woodridge, Illinois for approximately $3.1 million in cash. The real property includes approximately 29,344 square feet of office space. For more information on the financing arrangement of this real estate transaction, see Note 8 below.

5. Stock-Based Compensation

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

At December 31, 2018, a total of 1,429,867 shares of authorized and unissued shares were available for future grants. All options granted through December 31, 2018 have been Nonstatutory Stock Options. We satisfy stock option exercises and vesting of RSUs with newly issued shares.

Stock-Based Compensation

For the years ended December 31, 2018, 2017 and 2016, we recognized stock-based compensation expense of $3.1 million, $2.6 million and $2.0 million, respectively, in “Selling, general and administrative expenses” in our Consolidated Statements of Operations, and related deferred income tax benefits of $0.9 million, $0.7 million and $0.8 million, respectively.

Valuation Assumptions

We estimated the grant date fair value of each stock option grant awarded during the years ended December 31, 2018, 2017 and 2016 using the Black-Scholes option pricing model and management assumptions made regarding various factors which require extensive use of accounting judgment and financial estimates. We compute the expected term based upon an analysis of historical exercises of stock options by our employees. We computed our expected volatility using historical prices of our common stock for a period equal to the expected term of the options. The risk free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the contractual life of the award. Each year, we estimated an annual forfeiture rate based on our historical forfeiture data, which rate is revised, if necessary, in future periods if actual forfeitures differ from those estimates.

The following table presents the weighted average assumptions we used in each of the following years:

	Years Ended December 31,
	2018	2017	2016
Risk free interest rate	2.82%	1.99%	1.45%
Expected volatility	52%	47%	44%
Expected term (in years)	6	6	6
Expected dividend yield	None	None	None

Stock-Based Payment Award Activity

Stock Options

The following table summarizes our stock option activity during the year ended December 31, 2018 and stock options outstanding and exercisable at December 31, 2018 for the above plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Number	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2017	1,297,932	$10.24
Granted	482,500	11.26
Exercised	(255,581)	6.44
Forfeited	(85,773)	17.50
Outstanding at December 31, 2018	1,439,078	10.83	4.36	$10,116
Exercisable at December 31, 2018	716,351	9.44	3.10	5,964

The aggregate intrinsic value is calculated for in-the-money options based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2018, which was $17.61.

	Years Ended December 31,
	2018	2017	2016
Weighted average grant-date fair value of options granted during the period	$5.86	$8.94	$4.74
Total intrinsic value of options exercised during the period (in thousands)	3,556	9,763	3,391
Total fair value of shares vested during the period (in thousands)	1,212	990	767

As of December 31, 2018, there was $4.1 million of unrecognized compensation cost related to unvested outstanding stock options. We expect to recognize these costs over a weighted average period of 3.6 years.

Restricted Stock Units

We estimate the fair value of RSU awards based on the closing stock price of our common shares on the date of grant. The following table summarizes our RSU activity during the year ended December 31, 2018 issued under the above plans:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	445,000	$13.71
Granted	91,000	12.35
Vested and distributed	(139,880)	12.31
Non-vested at December 31, 2018	396,120	13.89

The weighted average grant-date fair value of RSUs granted during the year ended December 31, 2017 and 2016 was $18.97 and $10.05, respectively.

As of December 31, 2018, there was $4.4 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 3.13 years.

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31,
	2018	2017
Computers, software, machinery and equipment	$80,132	$79,671
Leasehold improvements	12,579	11,886
Furniture and fixtures	8,501	8,498
Building and improvements	28,310	28,272
Land	17,959	17,959
Software development and other equipment in progress	6,092	4,369
Subtotal	153,573	150,655
Less: Accumulated depreciation and amortization	(84,287)	(79,104)
Property and equipment, net	$69,286	$71,551

We capitalized interest costs of approximately $175,000 and $86,000 in 2018 and 2017, respectively, relating to internally developed software costs during development. Depreciation and amortization expense for property and equipment, including fixed assets under capital leases, for the years ended December 31, 2018, 2017 and 2016 totaled $10.4 million, $10.1 million and $9.9 million.

In January 2017, we completed the purchase of real property in Woodridge, Illinois for approximately $3.1 million in cash. The real property includes approximately 29,344 square feet of office space.

Throughout 2018 and 2017, we entered into capital lease schedules with a bank totaling approximately $2.5 million and $1.3 million, respectively. The capital leases are primarily related to the buildout of the data center in Roswell, Georgia, the data center we constructed in New Albany, Ohio, various network equipment and the addition of SAP software licenses. The capital lease schedules entered into in 2018 and 2017 have terms ranging from one to five years. See Note 10 below for information related to capital lease obligations. At December 31, 2018, we had a total of $3.4 million under our capital lease obligations, of which $1.3 million was included as part of “Accrued expenses and other current liabilities” and $2.1 million was included as part of “Other long-term liabilities” on our Consolidated Balance Sheets. At December 31, 2017, we had a total of $1.9 million under our capital lease obligations, of which $0.6 million was included as part of “Accrued expenses and other current liabilities” and $1.3 million was included as part of “Other long-term liabilities” on our Consolidated Balance Sheets.

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In October 2015, our management selected, and our board of directors approved, the adoption of the SAP platform (that came with the acquisition of En Pointe) to be the platform to which we would migrate all legacy systems. We have made significant progress in the configuration, implementation and successful migration of a large number of our customers to our new ERP platform. We will continue to make progress throughout the remainder of 2019. We currently expect to have the vast majority of our business transitioned to the new platform by mid-2019 with a total expected capitalized cost of under $5 million.

7. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of goodwill was as follows by segment (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Total
Balance at December 31, 2017	$69,735	$8,322	$4,997	$4,714	$87,768
Acquisition of Stack Technology	—	—	—	35	35
Acquisition of Provista	—	—	—	78	78
Foreign currency translation	—	—	(388)	(267)	(655)
Balance at December 31, 2018	$69,735	$8,322	$4,609	$4,560	$87,226

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At December 31, 2018				At December 31, 2017
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	5	$5,304	(1)	$1,502	$3,802	$7,739	(1)	$3,186	$4,553
Customer relationships	14	13,460		9,358	4,102	13,533		7,799	5,734
Non-compete agreements	4	2,087		1,888	199	2,377		1,574	803
Total intangible assets		$20,851		$12,748	$8,103	$23,649		$12,559	$11,090

(1)	Included in the total amount for “Patent, trademarks & URLs” are $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was $3.0 million, $4.1 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated amortization expense for intangible assets in each of the next five years and thereafter, as applicable, as of December 31, 2018 was as follows: $1.9 million in 2019, $1.3 million in 2020, $0.5 million in 2021, $0.4 million in 2022, $0.3 million in 2023 and $0.8 million thereafter.

8. Debt

The following table sets forth our outstanding debt as of the periods presented (in thousands):

	At December 31,
	2018	2017
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$88,399	$213,778
Note payable, LIBOR plus 1.50%, maturing in March 2021(1)	9,243	11,032
Note payable, LIBOR plus 1.50%, maturing in March 2021(2)	1,628	1,943
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022(3)	4,207	4,404
Note payable, LIBOR plus 2.25%, maturing in January 2022(4)	3,679	3,908
Note payable, LIBOR plus 2.25%, maturing in January 2020(5)	6,489	6,798
Note payable, Prime plus 0.375% or LIBOR plus 2.375%, maturing in January 2020(6)	7,308	7,710
Note payable, LIBOR plus 3.2%, maturing in May 2025	236	284
Other notes payable, matured in August and September 2018	—	175
Total	121,189	250,032
Less: Total current debt	91,682	217,140
Total non-current debt	$29,507	$32,892

(1)	Refer to discussion below regarding the sub-line secured by the building in Santa Monica, California.
(2)	Refer to discussion below regarding the sub-line secured by the building in Woodridge, Illinois
(3)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Irvine, California.
(4)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Lewis Center, Ohio.
(5)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in New Albany, Ohio.
(6)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in El Segundo, California.

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

As amended through December 31, 2018, the terms of our credit facility provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit and a sub-line of up to £25,000,000 as the UK Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fifth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (vi) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%; and (vii) a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month. The terms of our credit facility are more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At December 31, 2018, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At December 31, 2018, we had $207.0 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

Also on July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of December 31, 2108, we had no outstanding balance under the Channel Finance Facility.

At December 31, 2018, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 4.07%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

9. Income Taxes

“Income before income taxes” in the Consolidated Statements of Operations included the following components for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
U.S.	$28,840	$7,115	$23,928
Foreign	3,190	(3,853)	4,890
Income before income taxes	$32,030	$3,262	$28,818

“Income tax expense” in the Consolidated Statements of Operations consisted of the following for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current
Federal	$6,710	$(1,941)	$7,008
State	1,772	323	950
Foreign	1,734	2,002	1,909
Total — Current	10,216	384	9,867
Deferred
Federal	(1,253)	1,478	1,385
State	230	289	272
Foreign	64	(1,484)	(367)
Total — Deferred	(959)	283	1,291
Income tax expense	$9,257	$667	$11,158

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to “Income before income taxes” due to the effects of the following (dollars in thousands):

	Years Ended December 31,
	2018		2017		2016
Expected taxes at federal statutory tax rate	$6,727	21.0%	$1,142	35.0%	$10,086	35.0%
State income taxes, net of federal income tax benefit	1,441	4.5	166	5.1	1,091	3.8
Stock-based compensation	(532)	(1.7)	(2,476)	(75.9)	—	—
Remeasurement of deferred taxes	144	0.5	(1,870)	(57.3)	—	—
Deemed repatriation of foreign earnings, net of credits	173	0.5	669	20.5	—	—
Change in valuation allowance	745	2.3	1,049	32.2	(201)	(0.7)
Non-deductible business expenses	562	1.8	1,162	35.6	440	1.5
Foreign rate differential	356	1.1	725	22.2	(392)	(1.4)
Research tax credits	—	—	—	—	(57)	(0.2)
Change in unrecognized tax benefits	(120)	(0.4)	—	—	—	—
Other	(239)	(0.7)	100	3.0	191	0.7
Total	$9,257	28.9%	$667	20.4%	$11,158	38.7%

The significant components of deferred tax assets and liabilities were as follows (in thousands):

	At December 31,
	2018	2017
Deferred tax assets:
Accounts receivable	$380	$535
Inventories	73	194
Deferred revenue	230	279
Accrued expenses and reserves	5,942	2,642
Stock-based compensation	1,061	1,034
Tax credits and loss carryforwards	3,763	4,053
Other	16	6
Total gross deferred tax assets	11,465	8,743
Less: Valuation allowance	(2,981)	(2,274)
Total deferred tax assets	8,484	6,469

Deferred tax liabilities:
Property and equipment	(5,192)	(4,154)
Intangibles	(2,582)	(1,659)
Foreign employment tax subsidy	—	(517)
Prepaid expenses	(648)	(944)
Other	(474)	(538)
Total deferred tax liabilities	(8,896)	(7,812)
Net deferred tax liabilities	$(412)	$(1,343)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowance relates to certain foreign and state net operating loss carryforwards and other foreign and state deferred tax assets generated by subsidiaries in a cumulative loss position. The valuation allowance increased by $0.7 million during the year ended December 31, 2018 primarily due to foreign and state net operating losses and revaluing of state deferred tax assets.

At December 31, 2018, we had state net operating loss carryforwards of $24.0 million, of which $1.9 million expiring between 2019 and 2021, and the remainder expiring between 2022 and 2038. Included in these amounts are $0.5 million of state net operating loss carryforwards which relate to pre-acquisition losses from an acquired subsidiary and, accordingly, are subject to annual limitations as to their use under the provisions of IRC Section 382. As such, the extent to which these losses may offset future taxable income may be limited. At December 31, 2018, we also had foreign net operating loss carryforwards of $8.1 million, the majority of which have no expiration date.

At December 31, 2018, we had federal tax credits of $0.1 million, which begin to expire at the end of 2033, and state research credits of $0.6 million, which have no expiration date.

On December 22, 2017, U.S. tax legislation was enacted, known as the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), containing a broad range of tax reform provisions, including a corporate tax rate reduction from 35% to 21% and changes in the U.S. taxation of non-U.S. earnings. The provisions included a one-time transition tax, payable over eight years, resulting from the mandatory deemed repatriation of previously-untaxed foreign earnings. Also in December 2017 the SEC issued Staff Accounting Bulletin No. 118, which provides additional guidance on how to account for the financial statement effects of U.S. tax reform, and allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have completed our accounting for the tax effects of the 2017 Tax Act, including the transition tax and the remeasurement of deferred taxes, and as of December 31, 2018 have recorded a cumulative incremental charge of $0.3 against our provisional net tax benefit of $1.2 million recorded in December 2017.

The 2017 Tax Act introduced a provision, effective for years beginning on or after January 1, 2018, which taxes global intangible low-taxed income (GILTI) in excess of a deemed return on the tangible assets of foreign corporations. We have made an accounting policy election to recognize the current tax on GILTI as an expense in the period the tax is incurred. As of December 31, 2018, we recognized $0.1 million in net income tax expense related to GILTI.

Due to the impact of the transition tax and other provisions of tax reform, we have no material taxable temporary differences with respect to our investment in foreign subsidiaries as of December 31, 2018.

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

Activity relating to our unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$474	$474	$420
Additions to tax positions	—	—	54
Lapses in statutes of limitations	(134)	—	—
Ending balance	$340	$474	$474

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2018 and 2017, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2014, and state income tax examinations for years following 2013. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

As of December 31, 2018, minimum payments over the terms of applicable contracts were payable as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease obligations	$6,765	$6,186	$6,088	$5,180	$4,386	$21,969	$50,574
Capital lease obligations	1,325	1,041	571	259	224	—	3,420
Other commitments (1)(2)	11,347	2,268	907	—	—	—	14,522
Total minimum payments	$19,437	$9,495	$7,566	$5,439	$4,610	$21,969	$68,516

(1)	Other commitments consist of minimum commitments under non-cancelable contracts for services relating to telecommunications, IT maintenance, financial services and employment contracts with certain employees (which consist of severance arrangements that, if exercised, would become payable in less than one year).
(2)	We had $12.9 million of standby letters of credits (LOCs) under which there were no minimum payment requirements at December 31, 2018. LOCs are commitments issued to third party beneficiaries, underwritten by a third party bank, representing funding responsibility in the event of third party demands or contingent events. The outstanding balance of our standby LOCs reduces the amount available to us from our revolving credit facility. There were no claims made against any standby LOCs during the year ended December 31, 2018.

For the years ended December 31, 2018, 2017 and 2016, total rent expense, net of sublease income, totaled $7.7 million, $6.7 million and $5.8 million, respectively. Some of the leases contain renewal options and escalation clauses, and require us to pay taxes, insurance and maintenance costs.

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

As described above in Note 4 above, we acquired certain assets of En Pointe Technologies in 2015. The assets were acquired by an indirect wholly-owned subsidiary of PCM, which subsidiary now operates under the En Pointe brand (“En Pointe”). We are currently involved in several disputes related to the En Pointe acquisition as described below. Any litigation, arbitration or other dispute resolution process could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. While we intend to pursue and/or defend these actions vigorously, we cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

Delaware Litigation with Collab9. On December 5, 2016, Collab9, Inc. (formerly, En Pointe Technologies Sales, Inc.) filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of Delaware in New Castle County, Delaware. The action arises out of a March 12, 2015 Asset Purchase Agreement (“APA”) pursuant to which the Company acquired assets of Collab9’s information technology solutions business. Collab9’s complaint alleged that the Company breached the APA by failing to pay Collab9 the full amount of the periodic “earn-out” payments to which Collab9 is entitled under the APA. On March 5, 2018, Collab9 filed a motion for leave to amend its pleadings to add new allegations in support of its earn-out claim and to advance additional theories of recovery. In its Second Amended Complaint, accepted for filing June 20, 2018, Collab9 advanced four counts, or “causes of action,” in which it alleged that the Company (i) failed to include in the earn-out payments a portion of internally delivered services revenue calculated across all consolidated Company businesses rather than the acquired En Pointe business; (ii) transferred accounts and sales persons away from the En Pointe business for the purpose of reducing the earn-out payment calculation; (iii) had an implied duty to maintain a separate financial accounting system for the purpose of tracking earn-out payment calculations; (iv) failed to provide Collab9 with a sublicense to certain SAP software acquired by the Company under the APA; (v) obtained and modified certain data that Collab9 delivered to the Company; and (vi) failed to cooperate with Collab9 to indemnify it in connection with the foregoing claims. Collab9 further asserted breaches of the APA and the implied covenant of good faith and fair dealing, and that the Company’s certification of earn-out payments was fraudulent. On June 27, 2018, the Company answered, asserted tort and contract counterclaims and third-party claims against the sellers in the Collab9 transaction, and moved to dismiss two of the four counts in the complaint. The counterclaims included allegations that the sellers intentionally breached their representations and warranties concerning the financial statements of the business whose assets the Company acquired under the APA, and the need for minority business certifications which were required for certain acquired contracts under the APA. The counterclaims also include allegations that the sellers failed to disclose related party interests or retained control over Ovex Technologies (Private) Limited (“Ovex”), a third party operation in Pakistan that provided support functions for the acquired business. In response to the Company’s motion, Collab9 filed a Third Amended Complaint on September 10, 2018 for the stated purpose of addressing the Company’s arguments. On October 23, 2018, the Company again moved to dismiss two of the four counts and otherwise answered the complaint, and amended its counterclaims on November 16, 2018. The parties briefed cross-motions to dismiss, and the court has scheduled oral argument for May 2019. On February 15, 2019, Collab9 filed a companion action against a PCM employee in the same Delaware court, alleging that the employee violated certain contractual duties allegedly owed to Collab9. Although Collab9 has designated it as “related,” the Company is not a party to the companion action but may ultimately indemnify the employee in connection with the defense of this action. The Company believes the claims brought by Collab9 are speculative and wholly without merit, and intends to vigorously defend against them. However, the outcome of these matters is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of these matters.

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

We did not repurchase any shares of our common stock under this program during the year ended December 31, 2018. From the inception of the program in October 2008 through December 31, 2018, we have repurchased an aggregate of 4,973,974 shares of our common stock for a total cost of $37.5 million. At December 31, 2018, we had $2.5 million available in stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

12. Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in periods where the effect would be antidilutive. Potential common shares of approximately 691,000, 188,000 and 279,000 for the years ended December 31, 2018, 2017 and 2016 have been excluded from the calculation of diluted EPS because the effect of their inclusion would be antidilutive.

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net income	$22,773	$2,595	$17,660
Denominator:
Basic EPS - Weighted average number of common shares outstanding	11,993	12,269	11,847
Dilutive effect of stock awards	444	825	681
Diluted EPS - Weighted average number of common shares outstanding	12,437	13,094	12,528
Net earnings per share:
Basic	$1.90	$0.21	$1.49
Diluted	1.83	0.20	1.41

13. Employee & Non-Employee Benefits

Savings Plan

We maintain a 401(k) Savings Plan which covers substantially all full-time employees in the U.S. who meet the plan’s eligibility requirements. Participants are allowed to make tax-deferred contributions up to limitations specified by the Internal Revenue Code. We make 25% matching contributions for amounts that do not exceed 4% of the participants’ compensation. The matched contributions to the employees are subject to a five-year vesting provision, with credit given towards vesting for employment during prior years. We made matching contributions to the plan totaling approximately $936,000, $876,000 and $803,000 in 2018, 2017 and 2016, respectively. In addition, employees outside the U.S. participate in other savings plans. We made contributions to the non-U.S. savings plans totaling approximately $0.3 million in each of the years 2018, 2017 and 2016.

Stock Options and Restricted Stock Units Issued to Non-Employees

On May 20, 2018, our Compensation Committee approved and granted, under our 2012 Plan, the award of options to purchase 11,000 shares of our common stock to each of our three non-employee members of the board for a total award of 33,000 shares. These options were issued at an exercise price of $12.60 with a seven-year term and vest annually in equal amounts over a two-year term. On May 20, 2017, our Compensation Committee approved and granted, under our 2012 Plan, the award of 4,000 shares of restricted stock units to each of our three non-employee members of the board for a total award of 12,000 restricted stock units. The restricted stock units each vest annually in equal amounts over a two-year period from the dates of grant. On May 20, 2016, our Compensation Committee approved and granted, under our 2012 Plan, the award of options to purchase 12,750 shares of our common stock to each of our non-employee members of our board for a total of 38,250 shares. These options were issued at an exercise price of $10.05 with a seven-year term and vest annually in equal amounts over a two-year term. See Note 4 for more information on our accounting for stock-based compensation.

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

Summarized segment information for our continuing operations is as follows for the periods presented (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Year Ended December 31, 2018
Net sales	$1,647,431	$258,945	$195,846	$62,359	$(621)	$2,163,960
Gross profit	268,554	32,749	30,835	12,419	(615)	343,942
Depreciation and amortization expense(1)	5,133	527	1,013	297	6,470	13,440
Operating profit (loss)	94,516	9,770	4,580	(1,963)	(66,157)	40,746

Year Ended December 31, 2017
Net sales	$1,709,249	$274,650	$171,208	$12,235	$(455)	$2,166,887
Gross profit	261,376	33,676	28,060	2,064	(448)	324,728
Depreciation and amortization expense(1)	5,683	829	1,090	48	6,531	14,181
Operating profit (loss)	75,284	8,885	423	(5,205)	(68,759)	10,628

Year Ended December 31, 2016
Net sales	$1,737,830	$351,617	$150,193	$—	$(83)	$2,239,557
Gross profit	259,228	35,946	23,838	—	(85)	318,927
Depreciation and amortization expense(1)	6,491	1,162	1,320	—	6,811	15,784
Operating profit (loss)	81,429	14,064	3,994	—	(64,586)	34,901

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of December 31, 2018 and 2017, we had total consolidated assets of $721.0 million and $740.3 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

Sales of our products and services are made to customers primarily within the U.S. and Canada and other foreign countries. During the years ended December 31, 2018, 2017 and 2016, approximately 10%, 8% and 6%, respectively, of our gross billed sales were made to customers outside of the continental U.S. No single customer accounted for more than 10% of our gross billed sales in each of the years ended December 31, 2018, 2017 and 2016.

Our property and equipment, net, were located in the following countries as of the periods presented (in thousands):

	At December 31,
Location:	2018	2017
U.S.	$65,009	$66,736
Canada	2,528	2,776
United Kingdom	1,571	1,716
Philippines	166	323
Other	12	—
Property and equipment, net	$69,286	$71,551

15. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (in thousands, except per share data):

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$542,832	$546,430	$510,580	$564,118
Gross profit	83,596	90,417	85,134	84,795
Net income	2,811	7,883	5,971	6,108
Basic and diluted earnings per common share:
Basic	$0.24	$0.66	$0.50	$0.50
Diluted	0.23	0.64	0.47	0.48

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$522,760	$556,082	$543,275	$544,770
Gross profit	78,498	85,145	81,457	79,628
Net income (loss)	4,172	2,366	(767)	(3,176)
Basic and diluted earnings (loss) per common share:
Basic	$0.34	$0.19	$(0.06)	$(0.27)
Diluted	0.31	0.18	(0.06)	(0.27)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management believes that, as of December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers as of March 9, 2019 and their respective ages and positions were as follows:

Name	Age	Position
Frank F. Khulusi	52	Chairman and Chief Executive Officer
Robert J. Miley	48	President
Brandon H. LaVerne	47	Chief Financial Officer, Treasurer, Chief Accounting Officer and Assistant Secretary
Robert I. Newton	53	Executive Vice President, Chief Legal Officer and Secretary
Simon M. Abuyounes	65	Executive Vice President — IT and Operations

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

Information regarding our board of directors, audit committee, audit committee financial expert, code of business conduct and ethics, our nominating and corporate governance committee as well as other corporate governance matters is set forth under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors -Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Election of Directors — Director Independence” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Page Number
(1)	Financial Statements	See Part II, Item 8, beginning on page 89

(2)	Financial Statement Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2018, 2017 and 2016

PCM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Deduction from Reserves		Balance at End of Year
Allowance for doubtful accounts for the years ended:
December 31, 2018	$2,181	$1,329		$(1,796	)(a)	$1,714
December 31, 2017	832	2,191		(842	)(a)	2,181
December 31, 2016	558	1,696		(1,422	)(a)	832

Valuation allowance for deferred tax assets for the years ended:
December 31, 2018	$2,274	$722	(b)	$(15	)(b)	$2,981
December 31, 2017	711	1,565	(b)	(2	)(b)	2,274
December 31, 2016	911	15	(b)	(215	)(b)	711

(a)	Relates primarily to accounts written-off.
(b)	Relates primarily to changes in valuation allowances applied to various state net operating loss carryforwards.

(3) Exhibits. The following exhibits are filed with this Report or incorporated by reference:

EXHIBIT LIST

Exhibit Number	Description

2.1*	Asset Purchase Agreement, dated March 12, 2015, by and among PCM Sales Acquisition, LLC, PCM, Inc., En Pointe Technologies Sales, Inc., Attiazaz “Bob” Din, and Michael Rapp (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, dated April 1, 2015, filed with the Commission on April 29, 2015)

2.2*	Asset Purchase Agreement, dated November 17, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 15, 2016 (the “2015 Form 10-K”))

2.3*	Amendment No. 1 to Asset Purchase Agreement, dated December 1, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.3 to the 2015 Form 10-K)

2.4*	Amendment No. 2 to Asset Purchase Agreement, dated January 2, 2016, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.4 to the 2015 Form 10-K)

2.5*	Amendment No. 3 to Asset Purchase Agreement, dated February 14, 2016, by and among PCM Sales, Inc. (as successor to Intelligent IT, Inc.), Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (incorporated herein by reference to Exhibit 2.5 to the 2015 Form 10-K)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(C) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Commission on November 14, 2002)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 18, 2013)

3.3	Second Amended and Restated Bylaws of PCM, Inc., amended as of September 10, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2018 (the “September 14, 2018 Form 8-K”))

3.4	Second Amended and Restated Bylaws of PCM, Inc., marked to show amendments effective as of September 10, 2018 (incorporated herein by reference to Exhibit 3.2 to the September 14, 2018 Form 8-K)

3.4	Certificate of Ownership and Merger merging PCM, Inc. with and into PC Mall, Inc. effective December 31, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

3.5	Certificate of Secretary certifying amendment of Bylaws effective December 31, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013)

10.1**	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the Commission on August 9, 2010)

10.2**	Employment Agreement, dated January 1, 1995, between Creative Computers, Inc. and Frank F. Khulusi (incorporated herein by reference to the Company’s Registration Statement on Form S-1, declared effective on April 4, 1995 (the “1995 Form S-1”))

10.3**	Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006 (the “December 31, 2005 Form 10-K”))

10.4**	Second Amendment to Employment Agreement made and entered into as of December 28, 2005, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.33 to the December 31, 2005 Form 10-K)

10.5**	Employment Agreement, dated June 8, 2004, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 11, 2004 (the “June 30, 2004 Form 10-Q”))

10.6**	Amendment to Employment Agreement, dated March 22, 2005, between PC Mall, Inc. and Rob Newton (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the commission on March 25, 2005)

10.7**	Severance Agreement between AF Services, LLC and Brandon LaVerne (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 14, 2007 (the “September 30, 2007 Form 10-Q”))

10.8**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (full acceleration upon change in control) (incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 15, 2004 (the “September 30, 2004 Form 10-Q”))

10.9**	Form of Executive Non-Qualified Stock Option Agreement under 1994 Stock Incentive Plan (partial acceleration upon change in control) (incorporated herein by reference to Exhibit 10.62 to the September 30, 2004 Form 10-Q)

10.10**	Form of Indemnification Agreement between PC Mall, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003)

10.11**	Form of Director Restricted Stock Bonus Award Agreement under 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the September 30, 2007 Form 10-Q)

10.12	Lease Agreement, dated June 11, 2003, among PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for the premises located at 1100, University, 2nd Floor, Montreal (Quebec) Canada (incorporated herein by reference to Exhibit 10.64 to the December 31, 2004 Form 10-K)

10.13	Addendum to Lease Agreement, dated January 26, 2004, between PC Mall, Inc., PC Mall Canada, Inc. and Canaprev, Inc. for premises located at 1100 University, Montreal, Quebec, Canada, dated January 26, 2004 (incorporated herein by reference to Exhibit 10.70 to the December 31, 2004 Form 10-K)

10.14	Addendum No. 2, by and between Complexe Rue Universite S.E.C., PC Mall Canada, Inc. and PC Mall, Inc., dated January 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008)

10.15**	Amendment to Employment Agreement made and entered into as of December 30, 2008, by and between PC Mall, Inc. and Frank F. Khulusi (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2009)

10.16	Purchase Agreement, dated as of March 16, 2012, by and between Sarcom Properties, Inc. and M2 Marketplace, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Commission on May 10, 2012)

10.17**	PC Mall, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Stockholders filed with the Commission on April 30, 2012)
10.18**	Form of Grant Notice and Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012)

10.19**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (full acceleration upon change of control) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.20**	Form of Restricted Stock Unit Agreement under the PCM, Inc. 2012 Equity Incentive Plan (partial acceleration upon change of control) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013)

10.21**	Employment Agreement by and between PCM, Inc. and Robert J. Miley, dated October 31, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.22**	Third Amendment to Employment Agreement by and between PCM, Inc. and Frank F. Khulusi, dated November 6, 2014 (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 16, 2015 (the “2014 Form 10-K”))

10.23	Purchase Agreement, dated December 23, 2014, by and between Sarcom Properties, Inc. and PCM, Inc. (incorporated herein by reference to Exhibit 10.39 to the Company’s 2014 Form 10-K)

10.24**	PCM, Inc. 2012 Equity Incentive Plan, as amended effective July 21, 2015 (incorporated herein by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for the Company’s 2017 Annual Meeting of Stockholders filed with the Commission on June 23, 2017)

10.25+	Fourth Amended and Restated Loan and Security Agreement, dated as of January 19, 2016, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.36 to the 2015 Form 10-K)

10.26	First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 7, 2016, by and among PCM, Inc. and all of its wholly-owned domestic and Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Commission on August 9, 2016 (the “June 30, 2016 Form 10-Q”))

10.27	Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of February 24, 2017, by and among PCM, Inc., certain of its wholly-owned domestic and certain of its Canadian subsidiaries, certain lenders and Wells Fargo Capital Finance, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2017)

10.28	Credit Agreement, dated as of July 7, 2016, by and among PCM, Inc. and Castle Pines Capital LLC (incorporated herein by reference to Exhibit 10.2 to June 30, 2016 Form 10-Q)

10.29**	PCM, Inc. 2017 Cash Incentive Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A for the Company’s 2017 Annual Meeting of Stockholders filed with the Commission on June 23, 2017)

10.30+	Fifth Amended and Restated Loan and Security Agreement, dated as of October 24, 2017, by and among PCM, Inc. and all of its subsidiaries, certain lenders and Wells Fargo Capital Finance LLC (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Commission on March 15, 2018)

10.31**	Summary of 2018 Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2018 filed with the Commission on May 24, 2018)

10.32**	Form of Amended and Restated Indemnification Agreement, by and between PCM, Inc. and the indemnitees parties thereto

21.1	Subsidiaries of the Registrant as of December 31, 2018

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of PCM, Inc. pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission. This agreement has been included to provide investors with information regarding its terms, however it is not intended to provide any other factual information about the parties. The agreement contains representations and warranties of the parties as of specified dates that are qualified by information in confidential disclosure schedules delivered in connection with signing the agreement. The assertions embodied in these representations and warranties were made solely for purposes of the agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.

**	Management contract, or compensatory plan or arrangement.

+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PCM, INC.
(Registrant)

Date: March 14, 2019	By:	/s/ FRANK F. KHULUSI
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

Signature	Title	Date

/s/ FRANK F. KHULUSI	Chairman and Chief Executive Officer	March 14, 2019
Frank F. Khulusi	(Principal Executive Officer)

/s/ BRANDON H. LAVERNE	Chief Financial Officer, Chief Accounting Officer, Treasurer and	March 14, 2019
Brandon H. LaVerne	Assistant Secretary (Principal Financial and Accounting Officer)

/s/ THOMAS A. MALOOF	Director	March 14, 2019
Thomas A. Maloof

/s/ RONALD B. RECK	Director	March 14, 2019
Ronald B. Reck

/s/ PAUL C. HEESCHEN	Director	March 14, 2019
Paul C. Heeschen

***

